Form 10-K
period 2004-12-31
LAS VEGAS SANDS CORP
filed 2005-04-01
CIK 1300514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to

Commission file number 333-42147

LAS VEGAS SANDS CORP.

(Exact name of registration as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada	89109
(Address of principal offices)	(Zip Code)

(702) 414-1000

Registrant’s telephone number, including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.001 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of registrant as of June 30, 2004 was $0.

The Company had 354,160,692 shares of common stock outstanding as of March 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2005 definitive proxy statement, to be filed with the Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. We expect to file our proxy statement on or about April 29, 2005.

i

Las Vegas Sands Corp.

iii

PART I

ITEM 1.—BUSINESS

Overview

Las Vegas Sands Corp. and its subsidiaries (“we” or “the Company”) own and operate the Venetian Casino Resort, the Sands Expo and Convention Center (the “Sands Expo Center”) in Las Vegas, Nevada, and the Sands Macao Casino in Macau, China. We are also in the process of developing two additional casino resorts: the Palazzo Casino Resort, which will be adjacent to and connected with the Venetian Casino Resort, and the Macao Venetian Casino Resort in Macau. We have also entered into certain agreements to develop gaming properties in the United Kingdom and Pennsylvania and are exploring other gaming entertainment opportunities in Asia, Europe, and the United States.

Our Las Vegas Properties

The Venetian Casino Resort is one of the largest and most luxurious casino resorts in the world. It is a Renaissance Venice-themed casino resort situated at one of the premier locations on the Las Vegas Strip, across from the Mirage and the Treasure Island Hotel and Casino and next to the Wynn Las Vegas Resort, which is currently under construction. Since its opening, the Venetian Casino Resort has been a “must-see” destination that provides visitors with first-class accommodations, gaming, entertainment, dining, meeting facilities, and shopping at the first all-suites hotel on the Strip. This unique combination of attributes has made the Venetian Casino Resort one of the most productive properties on the Strip, having an occupancy rate of 97% and an average daily room rate of $220 in 2004.

We opened the first phase of the Venetian Casino Resort in May 1999, which originally consisted of 3,036 suites though the number of suites was reduced over time to 3,014 based on renovations and remodeling. The Venezia tower, a 1,013 hotel suite expansion of the Venetian Casino Resort, was completed and opened for business on June 26, 2003. The Venetian Casino Resort now includes a total of 4,027 suites; a gaming facility of approximately 116,000 square feet consisting of approximately 2,000 slot machines and 139 table games; and the Congress Center, a meeting and conference facility with approximately 650,000 square feet. In addition, the Grand Canal Shops mall is located within the Venetian Casino Resort and offers approximately 440,000 square feet of shopping, dining and entertainment space directly accessible from the Strip. The Grand Canal Shops mall will also connect directly to the main shopping and dining complex of the Palazzo Casino Resort, which will in turn connect through a walkover bridge to the Wynn Las Vegas Resort. In May 2004, we sold the Grand Canal Shops mall and leased certain restaurant and other retail assets of the Venetian Casino Resort to a subsidiary of General Growth Properties (“GGP”) for approximately $766.0 million in gross proceeds. We believe that the Grand Canal Shops mall generates significant foot traffic through our facilities as a result of its premium dining, retail offerings, other attractions and amenities, such as its Venice-themed streetscapes, costumed street performers and gondola rides along the canal with singing gondoliers. In 2004, management estimates that there were over approximately 35,000 visitors per day to the Grand Canal Shops mall. The Grand Canal Shops mall includes seven restaurants, eight food court outlets, three specialty food shops and approximately 60 high- and mid-end retail stores.

The Venetian Casino Resort is connected directly to the Sands Expo Center, a premier facility and, at approximately 1.15 million square feet, one of the largest convention and trade show destinations in the United States. This direct connection to the Sands Expo Center, combined with our ability to attract and accommodate trade show and convention business with our 4,027 suites and diverse amenities, has been a key contributor to our success and the cornerstone of our convention-driven business model. Management believes that the Venetian Casino Resort and the Sands Expo Center, with 4,027 suites and a combined 1.8 million square feet of meeting and convention facilities, together comprise one of the largest hotel and meeting complexes in the world. This complex benefits from its prime location in Las Vegas, which is one of the most visited convention and trade show destinations in the United States. During 2004, approximately 5.7 million visitors attended trade shows and conventions in Las Vegas, with approximately 14.0% of these visitors attending events at the Sands Expo Center. The demand for rooms generated by visitors at our convention facilities contributed to our 97.0% occupancy rate during 2004, including a mid-week occupancy rate of 95.5%, which compare favorably to the Las Vegas average overall occupancy rate of 88.6% and mid-week average occupancy rate of 85.8% during the same period.

In August 2004, one of our subsidiaries began construction of the Palazzo Casino Resort. Like the Venetian Casino Resort, the Palazzo Casino Resort will be situated at one of the premier locations on the Strip, on approximately 15 acres of land that we own adjacent to the Venetian Casino Resort and the Sands Expo Center, and across Sands Avenue from the Wynn Las Vegas Resort. The Palazzo Casino Resort will be a world-class luxury hotel, casino and resort and will have a design and ambience reminiscent of high-end locales such as Beverly Hills, Bel Air, and Rodeo Drive. The Palazzo Casino Resort will consist of an all-suite 50-floor luxury hotel tower with approximately 3,025 rooms; a gaming facility of approximately 105,000 square feet, consisting of approximately 1,700 slot machines and 120 table games; an enclosed shopping, dining and entertainment complex of approximately 400,000 square feet, which is expected to include approximately 80 high- and mid-end retailers; and additional meeting and conference space of approximately 450,000 square feet (which will comprise an addition to the Congress Center). Upon completion of the Palazzo Casino Resort, our combined Las Vegas meeting and convention facilities will have approximately 2.25 million gross square feet. The Palazzo Casino Resort is scheduled to open during the second quarter of 2007.

Our Macau Properties

In addition to our Las Vegas operations, one of our subsidiaries, Venetian Macau Limited (“Venetian Macau”), is currently the sole subconcessionaire under one of only three government-granted concessions to operate casinos in Macau. Macau is a special administrative region of China and the only location in China that permits casino gaming. The three gaming concessionaires in Macau are Wynn Resorts (Macau) Limited, owned by the Las Vegas casino operator Wynn Resorts, Ltd., the Macau casino operator Sociedade de Jogos de Macau (“SJM”) and Galaxy Casino Company Limited (“Galaxy”). China currently has a population of 1.29 billion and approximately 1.0 billion people live within a three-hour flight of Macau. One of the world’s largest gaming markets with approximately $5 billion in gaming revenue in the twelve months ended September 30, 2004, Macau is located in a highly-populated region of the world that we believe is currently underserved by its regional gaming facilities. The government of Macau has expressed its goal of transforming Macau into the tourism destination of choice in Asia. The Chinese government has recently removed certain internal travel restrictions, allowing mainland Chinese from certain urban centers and economically developed regions to visit Macau without joining a tour group, and has also recently increased the amount of renminbi that Chinese citizens are permitted to bring into Macau. We expect tourism in Macau to continue to grow as the Chinese government continues to implement its policy of liberalizing historical restrictions on travel and currency movements. In 2004, there were approximately 16.7 million visitors to Macau according to the Macau Statistics and Census Service. We expect that these high visitation levels will drive the growth of Macau tourism and its casino market in the future.

On May 18, 2004, Venetian Macau opened a portion of the Sands Macao, the first Las Vegas-style casino to open in Macau, located at the heart of Macau’s gaming district. In 2004, the Sands Macao had 6.7 million visits. We opened the remaining initial phase of the Sands Macao during late August 2004 including the fine dining venues and the private Paiza Club facilities. We recently opened the Pearl Room in space adjacent to the main lobby in the Sands Macao with 17,000 square feet of additional mass gaming space, adding 40 table games and 180 additional slot machines. The property now offers approximately 348 table games, such as baccarat, Pai Gow, Pai Gow Poker, blackjack and roulette, and approximately 860 slot machines or similar electronic gaming devices. The Sands Macao also includes numerous restaurants, a spacious Paiza Club offering services and amenities to premium customers, luxurious VIP suites and spa facilities, private VIP gaming room facilities and other high-end services and amenities. The dining venues emphasize the most popular regional cuisine and include a Cantonese restaurant, a Shanghai-style restaurant, a Macanese restaurant, a Las Vegas-style steakhouse and a Las Vegas-Style buffet. Management believes that the Sands Macao is the premier facility in the region, with a quality of construction, first-class accommodations and high-end amenities not available at competing facilities.

Venetian Macau also intends to build, own and operate under its subconcession the Macao Venetian Casino Resort, an all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of our Las Vegas property, in Cotai (an area of reclaimed land between the islands of Taipei and Coloane in Macau). In connection with this development, we are sponsoring a plan for the development of a “Cotai Strip™” designed to meet the demand generated by the rapidly-growing Asian gaming market. We have submitted to the Macau government a development plan that comprises six other resort hotel developments in addition to the Macao Venetian Casino Resort, constructed on an area of about 80 hectares in Cotai. The proposed development is expected to include hotels, exhibition and conference facilities, casinos (which we plan to operate), showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions. As the anchor property at the corner of entry to the Cotai Strip, the Macao Venetian Casino Resort is expected to include approximately 3,000 suites (with 1,500 suites fully completed at opening and another 1,500 suites to be completed at a future date depending upon market conditions and demand), 546,000 square feet of gaming facilities, 1.0 million square feet of gross retail space and 1.8 million square feet of meeting and convention facilities with the goal to develop in Macau a convention and tradeshow business similar to the one we have developed in Las Vegas. The Macau Venetian Casino Resort meeting and convention facilities will include a convention center of approximately 1,073,000 square feet, a congress center area of approximately 316,000 square feet and an event center area of approximately 430,000 square feet. The completion of the Macao Venetian Casino Resort is not dependent upon governmental approval for the Cotai development plan and construction has begun with a scheduled opening date in the first quarter of 2007.

The other six resort hotel developments on the Cotai Strip will be developed, constructed and financed by independent lodging companies and investor groups. Venetian Macau is actively engaged in negotiation with regard to these six developments and those negotiations are in various stages of completion. After development, subject to Macau government approval, we plan to lease and operate the casinos and showroom portions of these facilities under our gaming subconcession while these third parties will operate the hotel, retail and meeting space portions together with associated amenities. Each of the agreements sets forth a framework under which the hotel developer will develop, design and construct a resort hotel complex including a space to house a casino/showroom. Venetian Macau and Venetian Cotai will build out and operate the casino/showroom under a lease from the hotel developer, construct certain amenities and develop, maintain and renew certain publicly accessible parks and other areas. Each hotel is expected to have 1,500 rooms operated by an internationally recognized hotel management group. The agreements are expected to provide for completion of the properties within six months of the completion of the Macao Venetian Casino Resort.

Other Business Opportunities

Our operations in Las Vegas and Macau provide us with a platform for worldwide growth during what we believe to be the beginning of a period of domestic and international gaming expansion. As the first Las Vegas operator to open a casino in Macau, we believe we have a “first-mover” advantage to capitalize on the growing demand for casino gaming in China and throughout Asia. We are currently exploring the possibility of operating casino resorts in certain additional Asian jurisdictions, including Singapore, Japan and Thailand. On February 28, 2005, we submitted to the government of Singapore our response to the government’s “Request for Concept” for a mixed use gaming, convention and entertainment development. We anticipate that the Singapore government will decide by April 15, 2005 whether or not to move forward with gaming legislation. We are also well-positioned to capitalize on the expansion, and are currently pursuing the operation of, casino gaming in other domestic and international jurisdictions, such as the United Kingdom, which is currently in the process of considering legislation for the expansion of casino gaming. We have entered into agreements to develop and lease gaming entertainment facilities with two prominent football clubs in the United Kingdom and are in discussions with several others to build entertainment and gaming facilities in major cities.

On December 3, 2004, following the recent enactment of legislation legalizing slot machine gaming in Pennsylvania, our subsidiary Las Vegas Sands, Inc. (“Las Vegas Sands Opco”) entered into a contribution agreement with Bethworks Now, LLC. Bethworks is the current fee owner of an approximately 124 acre site located in Bethlehem, Pennsylvania. If a slot machine license under the new legislation is granted for the site, the parties intend to jointly own and develop the property for use as a casino complex and, potentially, a hotel with meeting rooms and retail, restaurant, movie theater, office and other commercial uses.

Simultaneously with the execution of the contribution agreement, Las Vegas Sands Opco paid approximately $2.25 million to Bethworks to partially reimburse Bethworks for property-related expenses previously incurred by Bethworks. Until the gaming license is obtained, Las Vegas Sands Opco will pay all ongoing operating expenses with respect to the property. When and if the license is obtained, Las Vegas Sands Opco is required to make a $2.0 million payment to Bethworks and the entire property will be contributed by Bethworks to a Bethworks-Las Vegas Sands Opco subsidiary joint venture.

The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.

Business and Marketing Strategy

Our primary business objective is to become the leading worldwide operator of premium destination casino resorts and uniquely branded gaming entertainment properties in order to drive superior returns on invested capital, increase asset value and maximize value for our stockholders. We intend to meet this objective by leveraging the premium character and quality of our existing casino resort offerings, the success of our unique convention-driven business model, our “first-mover” advantage in Asia, the size and scale of our broad-based international operations and the experience of our management team in developing and operating large, profitable properties worldwide. Accordingly, we have developed distinct but inter-related strategies for our Las Vegas operations and our global expansion plan.

Las Vegas Strategy

To implement this strategy in Las Vegas, we intend to:

•	expand on our operation of uniquely-themed “must-see” destination resorts facilities in Las Vegas;

•	drive hotel occupancy and casino use, especially during mid-week periods, through the link to our Sands Expo Center and Congress Center;

•	capture superior hotel room rates through a differentiated all-suites product;

•	cater to a higher-budget hotel customer mix by offering a unique combination of exceptional hospitality, restaurant, shopping and gaming facilities;

•	leverage our premium co-branding strategy to drive revenues across our facilities;

•	target and attract high-end gaming clientele; and

•	capture operating efficiencies through coordinated management of several interconnected facilities within a single complex.

Expand on our operation of uniquely-themed “must-see” destination resort facilities in Las Vegas. Centrally located at the heart of the Strip, across from the Mirage and the Treasure Island Hotel and Casino, next to the Wynn Las Vegas Resort and adjacent to our approximately 1.15 million square foot Sands Expo Center, our resort facility complex is unlike any other in the world. We believe that our prime location and the upscale design and Renaissance-Venice theming of the Venetian Casino Resort represent a compelling, “must-see” Las Vegas offering that attracts visitors to our facilities. Through our combination of all-suites hotel rooms, first-class amenities, vast meeting spaces, world-class retail shops and signature restaurants, we are able to provide our customers with a comprehensive set of products and services at a scale and of a quality that differentiate us from our competitors. The Venezia tower addition, completed in June 2003, proved that the Venetian strategy can be successfully extended; despite adding over 1,000 rooms, facility-wide occupancy and average daily room rates increased following the addition. The Palazzo Casino Resort, with its 3,025 all-suites hotel rooms, 105,000 square foot gaming floor, 400,000 square foot enclosed retail and entertainment facility having first-class shopping and dining attractions, and 450,000 square feet of meeting space (which will comprise an addition to the Congress Center), will further expand upon this strategy. We believe that the high-end amenities and first-class offerings at the Palazzo Casino Resort will complement our Venetian offerings by generating additional demand for our Las Vegas product and further differentiate us from our competitors. At the same time, the Palazzo Casino Resort will stand on its own as a “must-see” destination with design elements reminiscent of high-end locales such as Beverly Hills, Bel Air and Rodeo Drive.

Drive hotel occupancy and casino use, especially during mid-week periods, through the link to our Sands Expo Center and Congress Center. Management believes that the Venetian Casino Resort’s all-suites product and premium amenities appeal to the high-budget and weekend leisure market segments, as well as travelers traveling without a group, who we refer to as free and independent travelers in this offering circular. Moreover, the Venetian Casino Resort is the first themed entertainment resort in Las Vegas designed specifically to accommodate large-scale trade shows, conventions, conferences and meetings. During mid-week periods, these events often generate more room night demand than the Venetian Casino Resort can accommodate during certain periods of time. Moreover, these events generate significant additional non-hotel foot traffic, which drives incremental casino, food and beverage and other revenues. Accordingly, the Sands Expo Center and the Congress Center help drive recurring, predictable demand for our casino offerings as well as mid-week room nights. The Venetian Casino Resort had a mid-week average occupancy rate of 95.5% in 2004 (compared to an 85.8% mid-week average occupancy rate for Las Vegas during that period) due in large part to our trade show and convention-driven business model. We believe that the Palazzo Casino Resort with its 3,025 all-suites rooms will allow us to expand upon this strategy by capturing a larger percentage of excess room night demand generated by trade shows, conventions, conferences and meetings taking place at both the Sands Expo Center and the Congress Center. We also expect further convention business to be generated by our Congress Center, which was recently increased by 150,000 square feet as part of our Venezia expansion and which will be increased again by another 450,000 square feet in conjunction with the construction of the Palazzo Casino Resort.

Capture superior hotel room rates through a differentiated all-suites product. The Venetian hotel, with typical suite sizes ranging from approximately 655 square feet to 735 square feet, was the first all-suites product on the Strip and provides first-class services and high-end resort facilities. As a result, the Venetian hotel has been recognized numerous times for the excellence of its offerings. The Venetian Resort Hotel Casino is a multiple recipient of AAA’s Four Diamond Award, including in 2001, 2003 and 2004. In addition, The Venetian Casino Resort has been named as one of the “Top 100 Hotels in the World,” by Travel & Leisure, “Top 50 Hotels in North America” and “Best of the Best,” by Condé Nast Traveler, “Best Resort Hotel-Casino” by Opulence, and among the “Ultimate 10 Hotels in the World” by The Learning Channel. It has also received Meetings and Conventions Magazine’s prestigious “Gold Key Award” and Corporate and Incentive Travel Magazine’s “Award of Excellence.” While the Palazzo hotel will also offer an all-suites product and first-class amenities that will be comparable to those offered at the Venetian hotel, the average room size will be even larger than at the Venetian. We believe that our all-suites format, together with the many other unique attributes that the Venetian Casino Resort has and the Palazzo Casino Resort will have, results in a highly-differentiated destination resort product that attracts both business and leisure customers, allows for premium pricing on rooms and provides us with a competitive advantage over other properties on the Strip. In 2004, the Venetian Casino Resort’s average daily room rate was approximately $220 (compared to an average daily room rate of $89.78 for Las Vegas during that period).

Cater to a higher-budget hotel customer mix by offering a unique combination of exceptional hospitality, restaurant, shopping and gaming facilities. On both weekdays and weekends, our hospitality offerings are designed to appeal to leisure travelers and “high-roller” gaming customers, both segments of the travel market that spend more on hotel rooms and entertainment than other travelers. We believe that our prime location, all-suites hotel product, world class restaurant, spa and retail offerings and gaming facilities provide a powerful combination of attributes that allows us to compete effectively for the higher-budget trade show, convention and free and independent traveler market segments. These travelers at our facilities help drive revenues by spending more on products and services than other travel market segments. As a result, we have consistently captured occupancies and hotel room rates that exceed the Las Vegas average. Management expects that the Palazzo Casino Resort, with its all-suites rooms, high-end gaming facilities and upscale dining, spa and shopping facilities, will also appeal to higher-budget customers by replicating this strategy.

Leverage our premium co-branding strategy to drive revenues across our facilities. We believe that the Venetian Casino Resort’s premier location on the Strip, its extensive theming and demonstrated ability to draw visitors has enabled us to attract within our properties an established and growing concentration of “signature” restaurant concepts from internationally recognized chefs and premier global retail and entertainment brands. Building awareness of the Venetian brand and providing other well known branded offerings within our properties have become important and effective components of our strategy for driving room rates and enhancing foot traffic to generate casino and other revenues. World-famous chefs such as Emeril Lagasse, Wolfgang Puck and Thomas Keller have opened restaurants, prestigious art institutions such as the Guggenheim and Hermitage museums have opened a museum, premium retailers such as Mikimoto, Jimmy Choo, Sephora and Burberry have opened stores, and first-class leisure facilities such as the Canyon Ranch Spa operate within the Venetian Casino Resort, all of which enjoy a sophisticated level of international brand affiliation that complements our premium hotel and casino amenities. We expect to build upon the Venetian’s brand awareness both domestically and internationally through its association with premier retail and restaurant brands to provide continued revenue growth opportunities across our facilities. Our strategy for the Venetian Casino Resort will be extended to the Palazzo Casino Resort, which will have a design and ambience reminiscent of high-end locales such as Beverly Hills, Bel Air and Rodeo Drive. We expect this theming to be similarly attractive to premier and globally-recognized retailers and restaurateurs, which will enable us to build worldwide recognition for the “Palazzo®” brand as we have done for our “Sands®” and “Venetian®” brands.

Target and attract high-end gaming clientele. The Venetian Casino Resort has facilities and amenities designed to attract premium gaming customers, such as expansive, lavishly appointed hotel suites, high-limit table offerings, world-class gaming salons and first-class dining accommodations. Moreover, certain aspects of our table games, restaurant offerings and amenities, such as our recently-renovated and expanded Baccarat pit and our soon to be opened Asian-themed Paiza Club and recently opened Chairman suites, have been specifically tailored to meet the expectations of high-budget Asian customers, an important segment of the premium gaming customer base that we expect to become even more significant as the Asian market grows and our Macau operations expand. We believe this unmatched combination of Asian-focused offerings and amenities provides us with a competitive advantage in the market for premium Asian gaming customers by allowing us to offer and attract them to a unique Las Vegas experience. The Palazzo Casino Resort has been designed to advance this strategy further by offering its own Paiza Club and amenities similar to those of the Venetian to cater to the Asian customer. We expect that cross-marketing opportunities between our Las Vegas and Macau properties will enable us to enhance this strategy by targeting and more effectively marketing to high-budget Asian customers who are introduced to our company through our Macau operations and local Asian market presence.

Capture operating efficiencies through coordinated management of several interconnected facilities within a single complex. We believe that the combined Venetian-Palazzo-Sands Expo Center complex will constitute the largest integrated hotel and convention facility in the world. With over 7,000 all-suites hotel rooms and a combined 2.25 million square feet of meeting and convention space, we will be able to provide large-group accommodations and a unique product offering that we believe will provide us with a competitive advantage and create operational synergies. A key component of our strategy has been to focus consistently on the highest-margin aspects of the casino resort business. Our critical mass of hotel and convention capacity will continue to focus on the highest margin aspects of our business, including hotel room revenues and high-margin food and beverage offerings, such as banquet and bar services-all of which will be key drivers for the Palazzo Casino Resort as they have been and will continue to be for the Venetian Casino Resort. Moreover, the Venetian Casino Resort was originally designed in contemplation of the eventual construction of the Palazzo Casino Resort. Many aspects of the Venetian Casino Resort’s infrastructure were specifically engineered to interface seamlessly with the Palazzo Casino Resort, including connecting bridges and walkways, contiguous retail and restaurant offerings that drive foot traffic between the properties and a single, continuous “back-of-house” capable of servicing all three facilities. As a result of these design features, we are able to construct the Palazzo Casino Resort with less capital, and will be able to operate the two facilities together with less overhead expense, than would otherwise be required if these facilities were operated separately.

Global Expansion Strategy

Our global expansion strategy is to pursue development opportunities aggressively in gaming markets worldwide with attractive growth prospects. To implement this strategy, we intend to:

•	showcase our successful Las Vegas-style casinos and destination resorts as a platform for worldwide growth;

•	take full advantage of our “first-mover” status in Macau as a foundation for further opportunities in the region;

•	leverage China’s economic growth and recent liberalization policies designed to foster tourism;

•	deliver the Las Vegas experience to the Asian marketplace;

•	aggressively pursue development opportunities in other emerging gaming markets with attractive growth prospects; and

•	extend our successful brands worldwide and cross-market our Las Vegas offerings as international opportunities arise.

Showcase our successful Las Vegas-style casinos and destination resorts as a platform for worldwide growth. We believe that our combined Venetian Casino Resort and Palazzo Casino Resort facilities in Las Vegas will be the largest destination casino resort complex in the world. Our demonstrated achievements in developing multi-faceted “must-see” destination casino resorts of powerful scale and scope and successfully integrating non-casino attractions and amenities into our properties all combine to provide a showcase of success to the world of our abilities as the casino developer and operator of choice. We believe this showcase of success will allow us to win new development opportunities from governments and other corporate partners as jurisdictions, both foreign and domestic, turn to large-scale casino resort projects as catalysts for economic expansion. We believe that the attractiveness, prominence and success of our Las Vegas operations were instrumental in leading the Macau government ultimately to select us over numerous other applicants as a casino operator in Macau, and we expect to win further opportunities worldwide on this basis.

Take full advantage of our “first-mover” status in Macau as a foundation for further opportunities in the region. In May 2004, we became the first Las Vegas operator to conduct business in Macau by opening our Sands Macao property, located at the heart of Macau’s gaming district. We plan to build upon the success of our Sands Macao property by utilizing it to develop more sophisticated operational and marketing practices, including databases of premium players, offerings that appeal to the Asian mass market and cross-marketing methods designed to expand our high-end Asian player base for our operations. We also intend to use our “first-mover” status in Macau as a platform for growth by expanding to other properties in Macau and additional regions of Asia as gaming expands throughout the region. Just as our Las Vegas operations served as a showcase of our capabilities to the government of Macau, we believe that our Macau operations will serve as a showcase of our capabilities to nations throughout Asia, such as Singapore, Japan and Thailand, as they consider casino development to attract foreign investment, create additional sources of tax revenue and improve their domestic economies.

Leverage China’s economic growth and recent liberalization policies designed to foster tourism. We believe that Macau’s gaming sector is in the early stages of a period of rapid growth. As the only legalized gaming locale in China, Macau benefits from its location adjacent to densely populated mainland regions, such as the Guangdong province, and is less than an hour away from Hong Kong. China’s emerging economic status has generated an increase in disposable income among China’s population and coincided with the recent liberalization of travel and currency-movement restrictions. These trends have fueled the growth of Macau as a tourist destination for China’s middle class, and we expect they will continue to do so. We intend to capitalize on these trends through our existing operations at the Sands Macao by positioning that property as a day-trip mass-market product and a “convenience” buy for high-end customers who use the Macau ferry and helicopter terminals and travel through the primary gateway to mainland China at nearby Zhuhai. We also expect that these trends will draw off-shore investment for the development of a cluster of casino resort properties along the Cotai Strip, which will cater to destination resort tourists and higher-budget gaming customers. Our current plan is to own and operate the Macao Venetian Casino Resort as an anchor property at the gateway corner of the Cotai Strip, while, with approval from the Macau government, also operating other casino and showroom portions of hotel resorts to be developed by independent lodging companies and investor groups along the Cotai Strip. Unlike the day-trip focus of the Sands Macao, the Cotai Strip will be designed to offer destination-resort facilities that promote multi-day visits.

Deliver the Las Vegas experience to the Asian marketplace. Our customers expect and respond well to premium services and amenities. While there is a large demand for an Asian gaming environment with these qualities, the Macau casino properties existing before the opening of the Sands Macao were outdated and substandard. Market-based research and customer feedback studies have led us to attribute the successful opening of the Sands Macao to it being the only authentic Las Vegas-style casino in Macau, complete with high-end services and premium amenities above and beyond those previously available in Macau. Our strategy combined basic features, such as professional staff and numerous table game offerings, with Asian customer preferences such as private gaming suites, a Paiza Club, regional and international cuisine offerings, free tea service and feng shui-inspired designs. The strong growth in the Macau gaming market provides us with the opportunity to export the Las Vegas Strip experience and transform Macau into a world-class gaming destination. We believe that Macau will become the center of Asian gaming and have a reputation similar to the one Las Vegas enjoys in the United States. As gaming continues to expand throughout Asia, we intend to leverage our Macau operations into further opportunities for growth in the region by delivering the Las Vegas experience to the Asian market.

Aggressively pursue development opportunities in other emerging gaming markets with attractive growth prospects. The popularity of gaming and its increased acceptance around the world provide us with exciting opportunities for global expansion beyond Las Vegas and Macau. Numerous jurisdictions, both domestic and international, are currently considering creating or expanding their gaming offerings due to their ability to attract foreign investment, drive domestic employment, promote new business and create tax revenues. We intend to capitalize on these trends by pursuing attractive development opportunities in order to expand our operations into jurisdictions that have legalized or will soon legalize casino gaming. We are actively looking at opportunities beyond Macau in a number of emerging or expanding gaming markets that have attractive growth prospects, such as Singapore, Japan, Thailand, the United Kingdom and certain U.S. states, in anticipation of the enactment of proposed changes to, or the enactment of, the gaming laws of these jurisdictions. We have also entered into certain development agreements in the United Kingdom where the legislative process for the expansion of casino gaming is currently underway.

Extend our successful brands worldwide and cross-market our Las Vegas offerings as international opportunities arise. Our plan to extend our “Sands®” and “Venetian®” brands is well underway. Our first international market is Macau, where we recently opened the Sands Macao and are in the development stages for the Macao Venetian Casino Resort, and we intend to adopt a similar strategy for extending the “Palazzo” brand following the opening of the Palazzo Casino Resort. We have developed databases with information on our gaming customers that allow us to target more effectively our marketing efforts towards premium gaming players. We expect that our ability to extend our recognized brands globally, including through our databases of premium players, will give rise to significant cross-marketing opportunities. The high-end Asian gaming customer is an important segment of the Venetian Casino Resort’s customer base, comprising approximately 40% of our 2004 rated table win. Marketing programs and promotions provided through our casinos in Macau will expand our ability to market effectively to Asian customers to build upon this important market segment. We are already benefiting in Las Vegas from changes that are designed to accommodate the preferences of Asian clients, such as the recent expansion and renovation of our high-end gaming salon, which emphasizes décor and amenities targeted to our Asian customers. We recently opened five new Asian-influenced Chairman suites adjacent to a Paiza Club designed to service the needs of Asian clientele and which will provide traditional Asian cuisine. We expect to benefit further from these changes as our Macau operations and marketing efforts develop and we enter into additional jurisdictions.

Experienced Management Team

We have a proven, experienced senior management team, many of whom have been with our company since 1995. This team is responsible for adopting and implementing our successful business strategy, including the development, construction and operation of the Venetian Casino Resort, the Sands Macao and the Sands Expo Center, all of which have contributed to our strong financial performance. The team has an average of approximately 30 years of experience in the hotel, gaming and convention industries. The senior management team is significantly incentivized through its ownership in our company. We also have a 24-person in-house development and construction staff, the senior management of which averages more than 35 years of experience, including an average of six years with us. This staff also includes an eight-person project management team with significant expertise in all major construction disciplines.

Our Subsidiaries

We were incorporated in Nevada in August 2004. On December 20, 2004, we issued 27,380,953 shares of our common stock in our initial public offering at an offering price of $29.00 per share, resulting in net proceeds of approximately $739.2 million to us. Our shares of common stock are traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Immediately prior to the consummation of our initial public offering, we acquired 100% of the capital stock of Las Vegas Sands Opco, a Nevada corporation and the owner and operator of the Venetian Casino Resort, the Sands Expo Center and the Sands Macao, by merging Las Vegas Sands Opco with and into our wholly-owned subsidiary, with Las Vegas Sands Opco as the surviving subsidiary. Las Vegas Sands Opco was incorporated in Nevada in April 1988.

Our other material subsidiaries include Venetian Casino Resort, LLC (Nevada, 1997), Lido Casino Resort Holding Company, LLC (Delaware, 1997), Lido Casino Resort, LLC (Nevada, 1997), Phase II Mall Subsidiary, LLC (Delaware, 2004), Phase II Mall Holding, LLC (Nevada, 2004), Interface Group-Nevada, Inc. (Nevada, 1971), Venetian Macau Finance Company (Cayman Islands, 2003), Venetian Macau S.A. (Macau, 2002), Venetian Venture Development Intermediate Limited (Cayman Islands, 2002) and Venetian Cotai S.A. (Macau 2004).

Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Our telephone number at that address is (702) 414-1000. Our website address is www.Lasvegassands.com. The information on our website is not part of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.”

The Venetian Casino Resort

The Venetian Hotel

The Venetian hotel presently has 4,027 single and multiple bedroom suites situated in a 3,014 suite 35-story, three-winged tower rising above the casino and the 1,013 suite 12-story Venezia tower situated above a parking garage. The hotel lobby features a 65-foot domed ceiling decorated with Venetian-themed, fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three-dimensional-style marble floors found in Venetian palaces.

A typical hotel suite approximates 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite’s bi-level configuration creates a multi-function living space in which guests can sleep, work and entertain and includes two queen-size beds or one king-size bed, a writing desk, dual-line speakerphones, a fax machine, a pullout sofa, sitting chairs and a dining table. A large number of our suites are of a larger size for use by high-end gaming customers and VIPs associated with group and trade show business.

The first phase of the Venetian Casino Resort opened in May 1999, consisting of 3,036 suites though the number of suites was reduced over time to 3,014 based on renovations and remodeling. A major expansion of the hotel was completed during the second quarter of 2003 and opened for business on June 26, 2003. The expansion included the 1,013-suite Venezia tower on top of the Venetian Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space added to the Congress Center. Average daily room rates increased from $204 in 2003 to $220 in 2004, and occupancy increased from 96.0% to 97.0%, respectively, in each case including the impact of the Venezia tower that opened in mid-2003.

As part of the Venezia tower expansion, we introduced 122 concierge level suites, which have been popular with customers and very successful for us, generating above average margins. Customers who stay on the concierge levels receive additional services such as a free breakfast in the morning, free cocktails and hors d’oeuvres in the evening, a 24-hour concierge service and upgraded room amenities. In 2004, the average daily room rate for these concierge level suites was $334, which exceeded the Venetian hotel’s overall average daily room rate by $114 or 52%.

The Venetian Casino Resort contains 17 restaurants and two food courts (the majority of which were sold to GGP as part of the Grand Canal Shops mall sale), and a theater/entertainment complex. We recently entered into long term contracts to bring the popular Andrew Lloyd Webber Broadway musical “The Phantom of the Opera” to our stage in a new production and to bring the Blue Man Group performance art production in our former C2K nightclub space. In addition, the hotel provides a variety of amenities for its guests, including a state-of-the-art health spa operated by Canyon Ranch, with massage and treatment rooms and exercise and fitness areas. The Canyon Ranch Spa Club has been named one of the Top 25 Resort Spas in North America by Condé Nast Traveler. The hotel features an outdoor swimming complex (including four pools, as well as spas, pool bars and cabanas) surrounded by gardens, fountains and sculptures.

The Venetian hotel has an exhibition space that houses the Guggenheim Hermitage Museum, an art museum featuring masterpiece collections from the Guggenheim Museum in New York, the Hermitage museum in Saint Petersburg, Russia and other museums. The Guggenheim/Hermitage Museum was named the “Best Museum in Las Vegas” by the Las Vegas Review Journal.

The Venetian Casino

The Venetian casino has 116,000 square feet of gaming space and is situated adjacent to the hotel lobby. The Venetian casino floor is accessible from each of the hotel, the Grand Canal Shops mall, the Congress Center, the Sands Expo Center and the Strip. The Venetian casino is marketed to attract a broad base of patrons, with a focus on targeted slot customers and high-end table customers. We market the Venetian casino directly to this gaming market segment using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. Slot clubs refer to a system that allows slot machine customers to apply for and receive a slot magnetic card. When players insert their cards into the card readers, the system records the volume of each customer’s slot machine wagering. Slot club participants qualify for cash returns or other complimentary hotel amenities such as rooms and restaurant meals in exchange for points earned based on the slot machine wagering amounts recorded. We offer “high-roller” gaming customers premium suites and special hotel and casino services. Additionally, we have marketing executives located in offices throughout North America, Europe and Asia who source high-end players for the Las Vegas operation.

The Venetian casino and its adjacent amenities are stylized with architectural and interior design features reminiscent of Venice’s Renaissance era. The ceiling in the table games area features fresco-style paintings of Venetian palaces. The gaming facilities include approximately 2,000 slot machines of various denominations, including popular multi-property, linked progressive games. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Venetian casino’s 139 table games feature the traditional games of blackjack, craps, baccarat and roulette, Asian games such as Pai Gow and Pai Gow Poker, and popular progressive table games such as Caribbean Stud and Let It Ride. In addition, the Venetian casino offers gaming customers an upscale sportsbook room. For its premium customers, the Venetian Casino Resort recently expanded its gaming salon, which includes baccarat, blackjack and roulette. This facility provides Asian influenced private dining rooms, direct access to private cash-out windows at the casino cage and direct access to the casino’s credit department.

The Sands Expo Center and the Congress Center

With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and approximately 20 meeting rooms, the Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage). We also own and operate the Congress Center, an approximately 650,000 gross square foot meeting and conference facility that links the Sands Expo Center and the rest of the Venetian Casino Resort. The Congress Center includes an approximately 85,000 square foot column-free “Venetian Ballroom,” an approximately 13,500 square foot “Palazzo Ballroom,” a meeting complex of 42 individual rooms which can be combined to create three additional ballrooms, a complex of 64 meeting rooms which can be combined into an additional three ballrooms and four boardrooms and an approximately 105,000 square foot exhibition hall. Together, the Sands Expo Center and the Congress Center offer nearly 1.8 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events. As part of the Palazzo Casino Resort, we will add an additional 450,000 gross square feet of meeting and conference facilities for a combined 2.25 million of gross square feet of convention and trade show space. Management believes that this combined facility, together with the on-site amenities offered by the Venetian Casino Resort, offers the most flexible and expansive space for large-scale trade shows and conventions both in Las Vegas, a fast-growing convention market, and in the United States.

Management markets the Congress Center to complement the operations of the Sands Expo Center by target marketing the Congress Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of Sands Expo Center events. Our goal is to draw from attendees and exhibitors at Sands Expo Center events and from attendees of Congress Center events to maintain mid-week demand at the hotel from this higher budget market segment, when room demand would otherwise be derived from the lower-budget tour and travel group market segment.

In 2004, approximately 803,000 visitors attended trade shows and conventions at the Sands Expo Center during 143 show days. The Sands Expo Center hosted 15 events on the 2003 Tradeshow Week 200 list of the largest trade shows in the United States in 2003 by net square footage of paid exhibit space (the last year for which data is available). These events include the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the Automotive Aftermarket Products Expo, each of which were multiple-location events.

Major events at the Sands Expo Center and the Congress Center in 2004 have brought and are expected to continue to bring thousands of potential shoppers, diners and gaming customers through the Venetian Casino Resort on a daily basis. This customer base is expected to drive occupancy and average daily room rates by maximizing hotel revenue during Sands Expo Center and Congress Center events, which are typically the mid-week period, when, unlike weekends and holidays during which occupancy and room rates are at their peak, Las Vegas hotels and casinos experience less demand.

The Palazzo Casino Resort

Building on the success of the Venetian Casino Resort, we are developing and constructing the Palazzo Casino Resort, a high-end sister property to the Venetian Casino Resort. The Palazzo Casino Resort will be situated adjacent to and north of the Venetian Casino Resort. Projected opening to the general public is scheduled for the second quarter of 2007. The Palazzo Casino Resort will be directly connected to both the Venetian Casino Resort and the Sands Expo Center and also connected to the Wynn Las Vegas Resort via a walk-over bridge.

The Palazzo Casino Resort will consist of approximately 3,025 luxury hotel suites in a 50-floor tower, making the combined Venetian/Palazzo the largest hotel complex in the world with a total of over 7,000 rooms; approximately 105,000 square feet of casino space; approximately 450,000 square feet of additional meeting space (which will comprise an addition of the Congress Center); a showroom; and a retail shopping, dining and entertainment complex (which we have pre-sold to GGP), containing approximately 400,000 square feet of net leasable space (the “Phase II mall”).

This world-class luxury property in Las Vegas will have a design and ambience reminiscent of high-end locales such as Beverly Hills, Bel Air and Rodeo Drive. The Palazzo Casino Resort’s luxury theme is intended to be complementary to the Venetian Casino Resort’s Venice theme. Similar to the Venetian Casino Resort, the Palazzo Casino Resort will feature several spectacular “must-see” architectural elements.

Palazzo Hotel

The Palazzo hotel will be a 50-floor luxury tower with approximately 3,025 luxury suites consistent with those contained in the Venetian hotel. The hotel lobby will feature a 60-foot glass dome, multiple two story fountains, imported marble, bronze case columns and special custom wall finishes. Guests arriving from the street will enter the domed entry lobby while those approaching from the Venetian Casino Resort will make the transition through a towering octagonal structure, itself topped by a glass and decorative iron dome. The floors throughout will complement the spaces with numerous interlocking patterns of polished veined marbles and colorful inlay strips. Landscaping will be in the form of palm trees, tailored paintings and exotically shaped topiaries.

The Palazzo Casino Resort will include over 375 concierge-level suites, which will offer additional services similar to those currently offered at the concierge level suites in the Venetian Casino Resort. Based on our success at the Venetian Casino Resort, management believes that these concierge level suites will be popular with customers (especially higher-budget customers) and result in significantly higher average daily room rates and profitability versus standard suites. The Palazzo hotel will also include six villas (up to 11,000 square feet each) which will have 3-4 bedrooms, 3.5-4.5 baths, extensive living areas, media rooms, private pools, private jacuzzis, private salons, massage areas, heated spas, personal gyms and, in some cases, private putting greens. The presidential suites and the villas will also offer private butler services. The Palazzo hotel will have 296 multi-room suites, including six presidential suites. All of these facilities will be targeted at high-end gaming customers. The Palazzo hotel will also have an elaborate pool deck (with seven pools, gardens, sculptures, cabanas and fountains) and an adjacent spa facility.

A typical hotel suite will be approximately 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite’s bi-level configuration creates a multi-function living space in which guests can sleep, work and entertain and includes two queen-size beds or one king-size bed, a writing desk, dual-line speaker phones, a fax machine, a pullout sofa, sitting chairs and a dining table. The Palazzo Casino Resort will likely feature premium, signature restaurants owned and operated by well-known restaurateurs. We are in active discussions with several such restaurateurs at this time.

The Palazzo hotel will also include a theater that is expected to host a major production or Broadway show. We expect to commence discussions with interested parties shortly to occupy such space upon opening.

Palazzo Casino

The Palazzo casino, anticipated to be approximately 105,000 square feet, will have approximately 120 table games and 1,700 slots and will include an exclusive gaming salon comprised of approximately 25 gaming tables (including baccarat, blackjack and roulette), a noodle bar, a spa and private dining rooms. Management believes the exclusive gaming salon will compete with the best facilities in the market and is designed to appeal to high-end customers from Asia. The Palazzo casino will be differentiated from the Venetian casino in terms of look, feel and experience. The Palazzo casino’s design is also expected to attract a large number of walk-in players given its proximity to both the Wynn Las Vegas Resort and the Venetian Casino Resort. The Palazzo casino’s table games will feature the traditional games of blackjack, craps, baccarat and roulette, Asian games such as Pai Gow and Pai Gow Poker, and popular progressive tables games such as Caribbean Stud and Let It Ride. The Palazzo casino will target high-end table games customers and premium slot customers, and will feature a high-end slot area with special products and services.

The Palazzo casino will be accessible from each of the Palazzo hotel, the Phase II mall, the Congress Center, the Sands Expo Center and the Strip. The Palazzo casino will be marketed to a broad base of patrons with a specific focus on high-end and premium gaming customers. Marketing for the Palazzo casino will be done in conjunction with the Venetian casino, including the benefits of immediate use of the existing customer databases, slot clubs and our marketing offices throughout North America, Europe and Asia. Management also expects significant benefits from cross-marketing between our Las Vegas and Macau operations.

Phase II Mall

The Phase II mall (which we have pre-sold to GGP) will connect directly with the Grand Canal Shops mall and will offer approximately 400,000 net leasable square feet of shopping, dining and entertainment space in two levels located within the Palazzo Casino Resort’s main structure, between the casino level and the hotel tower and an interconnected six-story structure. The Phase II mall is expected to include approximately seven dining establishments and 80 high-end and mid-level retail stores. Visitors and guests will also be able to access the Phase II mall from several different locations, including from the Strip, the Palazzo hotel, the Palazzo casino, the Sands Expo Center and the Congress Center.

The Phase II mall will offer a lively array of high quality dining experiences. The Phase II mall also is expected to include exclusive showcase and high-end boutiques, popular brand names, mid-priced stores and themed entertainment concepts. We expect that a major nationally-known retailer will anchor one end of the Phase II mall in a six-story structure that will interconnect with the rest of the Phase II mall and adjoin Las Vegas Boulevard, and is expected to create significant foot traffic to the Phase II mall as well as to provide a marketing benefit to other potential tenants. Based on the significant success of the Grand Canal Shops mall, we have received significant interest from potential tenants. Leases with potential tenants will be marketed during the construction period, with our goal being to have the Phase II mall substantially occupied at its opening. The restaurants and stores will be set along a “high-end” streetscape reminiscent of Beverly Hills and Rodeo Drive. We believe that the Phase II mall will have all the essential elements for success: outstanding design, premium restaurants and well-known retailers to draw on brand name awareness, all offered at various price points in order to appeal to a broad market. The success of brand name and boutique retailers and restaurants at the Grand Canal Shops mall as well as the Forum Shops at Caesars and The Fashion Show Mall on the Strip has demonstrated the demand in Las Vegas for quality shopping and dining.

Meeting Space

The construction of the Palazzo Casino Resort will include the completion of a 450,000 square foot meeting and ballroom space, which was partially constructed in conjunction with the Venezia tower expansion. This meeting space will be comprised of approximately 200 meeting rooms of approximately 1,500 square feet each on three levels; a ballroom of approximately 75,000 square feet; pre-function and back-of-house spaces to service the meeting facilities; loading, service and mechanical facilities; and a bus parking area. The new meeting room facility will be part of the Congress Center and connected to the Sands Expo Center.

Macau Casinos

Concession/Subconcession

In June 2002, the Macau government granted a concession to operate casinos in Macau to Galaxy. Macau, the former Portuguese colony located near Hong Kong, had annual gaming revenues of approximately $5 billion in the twelve months ended September 30, 2004 and is one of the largest and fastest growing gaming markets in the world. Approximately 16.7 million visitors arrived in Macau during 2004, according to the Macau Statistics and Census Service. The following factors are expected to continue to significantly improve Macau’s status as a world-class gaming and resort destination:

•	the increased ease of access from Hong Kong, China and Taiwan and other Asian regional gaming markets (Macau is the only location in regions where Chinese is the predominant language that has legalized gambling);

•	significant foreign and domestic investment in new and expanded gaming products; and

•	the development of Hong Kong Disneyland and other new resort developments in the region.

We believe that the Macau opportunity provides an international platform to expand our premier Sands and Venetian brand and create increased diversification of, and a new source of significant growth for, our revenue and cash flow base.

Galaxy was one of three entities to be granted a casino license in Macau. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macau government. The subconcession agreement allows us to develop and operate certain casino projects in Macau, including the Sands Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to develop and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. We are also obligated to operate casino games of chance or games of other forms in Macau and to invest, or cause to be invested, at least 4.4 billion patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in various development projects in Macau by June 2009. If the Galaxy concession is terminated for any reason, the subconcession will remain in effect, including Venetian Macau’s obligation to invest 4.4 billion patacas in development projects. The subconcession may be terminated by agreement between ourselves and Galaxy. Galaxy is not entitled to terminate the subconcession unilaterally. However, the Macau government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. See “—Regulation and Licensing—Macau.” Galaxy will develop hotel and casino projects separately from us. Galaxy recently completed and opened a small casino in Macau under its concession.

Macau Casinos

We own and operate the Sands Macao, the first Las Vegas-style casino situated in Macau, pursuant to the 20-year gaming subconcession described above.

The Sands Macao is situated approximately 0.3 miles from the Macau Hong Kong Ferry Terminal. It is situated on a waterfront parcel centrally located at the heart of Macau’s gaming district, which provides the Sands Macao primary access to a large customer base, particularly the annual average of 5.5 million visitors who arrive to Macau by ferry. The Sands Macao includes approximately 152,000 gross square feet of gaming facilities, including the new Pearl Room casino in space adjacent to the main lobby in the Sands Macao, which opened in February 2005, comprised of approximately 348 table games, including baccarat, Pai Gow, Pai Gow Poker, blackjack and roulette, and approximately 860 slot machines or similar electronic gaming devices. The Sands Macao also includes numerous restaurants, a spacious Paiza Club offering services and amenities to premium customers, luxurious VIP suites and spa facilities, private VIP gaming room facilities and other high end services and amenities.

The first phase of the Sands Macao opened on May 18, 2004 and the remaining portion opened in late August 2004. The final development cost of the Sands Macao was approximately $265.0 million.

We also intend to build, own and operate under our subconcession the Macao Venetian Casino Resort, an all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of our Las Vegas property in Cotai. In connection with this development, we are sponsoring a plan for the development a “Cotai Strip™” designed to meet the demand generated by the rapidly-growing Asian gaming market. We have submitted to the Macau government a development plan that comprises six other hotel developments in addition to the Macao Venetian Casino Resort constructed on an area of about 80 hectares in Cotai. The proposed development is expected to include hotels, exhibition and conference facilities, casinos (which we plan to operate), showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions.

The completion of the Macao Venetian Casino Resort is not dependent upon governmental approval for the Cotai development plan and development has begun with a scheduled opening date in the first quarter of 2007. Upon opening, the Macao Venetian Casino Resort is expected to include approximately 3,000 suites (with 1,500 suites fully completed at opening and another 1,500 suites to be completed at a future date depending upon market conditions and demand) and 546,000 square feet of gaming facilities.

The other six hotel developments on the Cotai Strip will be developed, constructed and financed by independent lodging companies and investor groups. We are actively engaged in negotiations with regard to these hotel developments and those negotiations are in various stages of completion. After development, subject to Macau government approval, we will lease and operate the casinos and showroom portions of these facilities under our gaming subconcession while these third parties will operate the hotel, retail and meeting space portions together with associated amenities.

Due to inherent risks in large construction projects overseas, we cannot assure you that the Macao Venetian Casino Resort will be constructed without substantial delays or cost increases. Under our subconcession, we are required to complete the Macao Venetian Casino Resort by June 2006. We will need an extension of this deadline under our subconcession and although we believe that we will obtain an extension, the Macau government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession if we fail to meet this deadline and obtain an extension. See “—Risk Factors—Risks Related to Our Business—There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities,” “Risk Factors—Related Associated with Our International Operations—We are required to make substantial additional investments in Macau and build and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities developed under the subconcession” and “Risk Factors—Risks Associated With Our Las Vegas Operations—The loss of our gaming license or our failure to comply with the extensive regulations that govern our operations could have an adverse effect on our financial condition, results of operations or cash flows.”

The Las Vegas Market

The Las Vegas market has shown consistent growth over both the near and long terms in both visitation and expenditures and has one of the highest hotel occupancy rates of any major market in the United States. According to the LVCVA, the number of visitors traveling to Las Vegas has increased at a steady and significant rate over the last ten years, from 23.5 million visitors in 1993 to 37.4 million visitors in 2004. In addition, the population of Clark County has doubled in the last thirteen years, from approximately 770,280 in 1990 to approximately 1,715,000 in 2004. We believe that the growth in the Las Vegas market has been enhanced by:

•	the introduction of large luxury and themed destination resorts in Las Vegas, such as the Venetian Casino Resort, the Bellagio and the Mandalay Bay Resort & Casino. These world class properties attract new visitors to Las Vegas while also gaining share from older, smaller and/or undifferentiated resorts;

•	the increased capacity to host large-scale trade shows and conventions; and

•	the increased capacity of McCarran International Airport.

Las Vegas as a Trade Show, Convention and Meeting Destination

According to the LVCVA, Las Vegas was the most popular trade show destination in the United States in 2003. In 2003, Las Vegas hosted 38 of the largest 200 trade shows in the United States in terms of net square footage and was one of the most popular convention destinations in the United States. The following table indicates the rise in number of trade show and convention attendees in Las Vegas and amounts spent by attendees between 1993 and 2004, according to the LVCVA.

Year	Attendees	Amount Spent
	(in millions)	(in billions)
1993	2.4	$2.3
1994	2.7	$3.0
1995	2.9	$3.4
1996	3.3	$3.9
1997	3.5	$4.4
1998	3.3	$4.3
1999	3.8	$4.1
2000	3.9	$4.3
2001(1)	5.0	$5.8
2002	5.1	$6.0
2003	5.7	$6.5
2004	5.7	$6.8

1.	In 2001, the LVCVA changed its reporting methodology for conventions and trade shows to account for numerous smaller meetings not previously included in LVCVA counts.

The majority of the room demand from trade show and convention attendees is generated during weekdays while tourist visits to Las Vegas are higher on weekends. As a result, the trade show convention market segments have been specifically targeted as prime avenues for driving mid-week traffic to Las Vegas.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of 131,503 hotel rooms in 2004, three convention centers (the Las Vegas Convention Center (the “LVCC”) with 3.2 million square feet, the Mandalay Bay Convention Center with 1.8 million square feet and the Sands Expo Center), convenient air service from major cities throughout the United States and other countries, and significant entertainment opportunities.

Expanding Hotel Market

In 2003, Las Vegas was among the most popular travel destinations in the United States with hotel occupancy rates among the highest of any major market in the country. To accommodate this popularity, Las Vegas has experienced a period of rapid hotel development, with the number of hotel and motel rooms in Las Vegas increasing from 86,053 in 1993 to 131,503 in 2004, a 4.3% compound annual growth rate according to the LVCVA. The majority of this increase occurred in the late 1990s with the opening of the Venetian Casino Resort, the Bellagio, the Mandalay Bay Resort & Casino, Paris Las Vegas and Aladdin, among others. The concentration of luxury and themed casino hotels and resorts is expected to continue encouraging visitor interest in Las Vegas as a trade show, convention and vacation destination and, as a result, increase overall demand for hotel rooms, gaming and entertainment. In addition, management expects the development of the Wynn Las Vegas Resort across the street from our properties to improve foot traffic around and interest in the sections of the Strip between Flamingo Road and Sands Avenue, where our properties are located. Although Las Vegas was impacted by the events of September 11, 2001, with overall visitors down 2.3% and hotel occupancy down 3.6% from 2000, the market rebounded throughout 2002 - 2004, with the number of visitors in 2004 surpassing levels from 2000.

After years of significant capital investment, there is limited new supply expected to be introduced in Las Vegas over at least the next three years. We believe hotel occupancy rates in Las Vegas will remain high as a result of the sustained growth in the number of visitors traveling to Las Vegas and the lack of new construction in Las Vegas, other than the Wynn Las Vegas Resort and approximately 1,000 hotel room additions at each of the Bellagio and Caesars.

The Venetian Casino Resort has become a top performing property on the Strip in terms of occupancy and average daily room rates, primarily due to the execution of our business strategy, including the accommodation of mid-week convention and trade show attendees. These trends continued through the opening of the Venezia tower in June 2003.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors. According to the LVCVA, while gaming revenues in Clark County have increased from $4.7 billion in 1993 to $8.7 billion in 2004 (a 5.8% compound annual growth rate), non-gaming tourist revenues increased from $10.4 billion in 1993 to $24.9 billion in 2003 (a 9.1% compound annual growth rate, 2003 being the last full year for which data is available). The newer, large luxury and themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment venues, as well as meeting facilities, to their patrons in addition to gaming.

Infrastructure Improvements

Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2003 (last full year for which data is available) visitors to Las Vegas arrived by the following methods of transportation: 45% by air; 43% by auto; 3% by recreational vehicle and 9% by bus.

McCarran International Airport Expansion

During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from approximately 30.0 million in 1996 to approximately 41.4 million in 2004. Long term expansion plans for McCarran International Airport provide for additional runway and related areas. An addition to the terminal is currently under construction and expected to be completed during 2006.

Competition in Las Vegas

The casino/hotel industry is highly competitive. Strip hotels compete with other hotels on the Strip and with other hotels in downtown Las Vegas. The Venetian Casino Resort also competes with a large number of hotels and motels near Las Vegas. Many of our competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than we have. In particular, the proposed acquisition of Mandalay Resort Group, the operator of the Mandalay Bay Resort & Casino, by MGM Mirage, the operator of the MGM Grand Hotel and Casino, the Mirage and Treasure Island Hotel and Casino which is expected to be completed in the second quarter of 2005, and the proposed acquisition of Caesars Entertainment Inc. by Harrah’s Entertainment are expected to result in the creation of the world’s two largest gaming companies. In addition, MGM Mirage has recently announced plans to develop and build a multi-billion dollar urban complex consisting of hotels and condominium towers currently known as Project CityCenter. The first phase of Project CityCenter, which will include a hotel and casino complex, three “boutique” hotels and retail, dining and entertainment venues, is expected to open in 2010.

Hotel/Casino Properties

Competitors of the Venetian Casino Resort include themed resorts on the Strip, such as the Bellagio, the Mandalay Bay Resort & Casino and Paris Las Vegas. In November 2002, Steve Wynn began construction of the Wynn Las Vegas Resort. The Wynn Las Vegas Resort will be an approximately 2,700 hotel-room resort and casino, constructed on the site of the former Desert Inn located on Sands Avenue across from the site of the anticipated Palazzo Casino Resort, with an expected completion date of April 2005. Wynn Resorts Ltd. has recently announced plans to add a second hotel tower at Wynn Las Vegas, which is expected to include 1,500 suites and additional casino, retail and convention space. The new project is tentatively called Encore at Wynn Las Vegas and is expected to open in 2007. During 2003, the hotel at the Mandalay Bay Resort & Casino completed an approximately 1,000 hotel room addition. Caesars expects its approximately 1,000 hotel room addition, which was announced in 2003, to be completed in the second half of 2005. In December 2004, the new 928-room Bellagio spa tower opened. In addition, a renovation and rebranding of the approximately 2,600-room Aladdin has been announced. The Aladdin opened in August 2000 and later filed for bankruptcy. Management is not aware of any other new significant developments of casino properties in Las Vegas in the near future.

We believe that themed resorts are generally more successful at generating higher traffic volumes and higher revenues and operating income than the large-scale non-themed properties in Las Vegas. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. Resorts located on or near the Strip compete with each other and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than us and target the same demographic group as we do.

The Venetian Casino Resort is part of a cluster of themed properties, which includes the Mirage, the Treasure Island Hotel and Casino, the Bellagio and the Forum Shops at Caesars, and will in the future include the Wynn Las Vegas Resort and the Palazzo Casino Resort.

In addition to the advantages of being a centrally-located, themed resort, the Venetian Casino Resort’s direct connection with the Sands Expo Center provides the Venetian Casino Resort with a unique tie-in to one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Venetian Casino Resort is, and the Palazzo Casino Resort will be, positioned to appeal to the mid-week meeting, trade show and convention market comprised of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

We also compete with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video gaming machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has recently announced the execution of a number of new compacts with no limits on the number of gaming machines, which was limited under the prior compacts. The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Venetian Casino Resort could have an adverse effect on our results of operations.

The hotel-casino operation of the Venetian Casino Resort also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, Internet gaming websites and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988, for example, has led to rapid increases in Native American gaming operations, particularly in California. The continued proliferation of gaming venues could significantly and adversely affect our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers, such as New York, Los Angeles, San Francisco and Boston, could have a material adverse effect on our business. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, although such legislation has not been implemented yet. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors at our Las Vegas facilities, by attracting customers close to home and away from Las Vegas, which could adversely affect our financial condition, results of operations or cash flows.

Trade Show and Convention Facilities

The Sands Expo Center, the Congress Center, and Las Vegas generally compete with trade show and convention facilities located in and around major U.S. cities, including Atlanta, Chicago, New York, and Orlando. Within Las Vegas, the Sands Expo Center and the Congress Center compete with the LVCC, which is located off the Strip and currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC competition, the Mandalay Bay Resort & Casino has an approximately 1.8 million square foot convention center. The MGM Grand Hotel and Casino has a conference and meeting facility of approximately 380,000 square feet and the Mirage has approximately 170,000 gross square feet of meeting space. It is anticipated that the Wynn Las Vegas Resort will have over 200,000 square feet of meeting space as well as additional convention space at the recently announced Encore at Wynn Las Vegas. The conference and meeting facilities at these hotel/resorts are the Congress Center’s primary competition. The LVCC and the Mandalay Bay Convention Center are the primary competitors of the Sands Expo Center. The LVCVA has approved a plan to spend approximately $390.0 million to upgrade the LVCC, which we believe will make it more competitive with private convention and meeting providers like us. To the extent that any of the competitors of the Venetian Casino Resort can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, the Venetian Casino Resort’s competitive advantage in attracting trade show and convention, conference and meeting attendees could be adversely affected. Other cities such as Boston, Orlando, and Pittsburgh are also in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities.

The Macau Market

Introduction

Management believes that Macau is located amidst one of the world’s largest pools of potential gaming patrons. Located less than an hour away from Hong Kong via a hydrofoil ferry system, Macau is regarded as one of the largest and fastest-growing gaming markets in the world. Macau also has the advantage of sharing a border with China’s Guangdong province, which has approximately 100 million residents and is one of the most populous and prosperous regions of China. Approximately 16.6 million visitors arrived in Macau during 2004, according to the Macau Statistics and Census Service. Macau benefits from being the only market in China to offer legalized casino gaming.

Since the reversion of Macau from Portugal to China, gaming revenue in Macau has grown from approximately $1.7 billion in 1999 to approximately $5 billion in the twelve months ended September 30, 2004, reflecting a 24.1% compound annual growth rate, and visitor volume has grown from approximately 7.4 million in 1999 to approximately 16.9 million in 2004, a 17.7% compound annual growth rate. While the effect of severe acute respiratory syndrome held visitor volume growth to 3.1% in 2003, 2004 shows 40.3% growth as compared to 2003 according to the Macau Statistics and Census Service. Gaming customers traveling to Macau generally come from nearby countries in Asia, such as mainland China, Hong Kong, Taiwan, South Korea and Japan. It is estimated that there are approximately 1.0 billion people living within a three-hour flight from Macau and approximately 3.0 billion people within a five-hour flight from Macau. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, 87.4% of the tourists who visited Macau in 2004 came from Hong Kong or mainland China and the dominant feeder markets to Macau have been and continue to be Hong Kong and China. Although the absolute number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 67.2% in 1997 to 30.3% in 2004, while mainland China made up 57.1% of total visitors in 2004. The number of visitors from China has exhibited consistent growth from 1997 to 2004, with a 51.1% compound annual growth rate in the number of visitors for that period. Until recently, mainland Chinese were only permitted to visit Macau as part of a tour group. Now that these travel restrictions have been removed with respect to mainland Chinese from certain urban centers and economically developed regions, individual travel to Macau is expected to generate increased demand for casino offerings.

Macau as a Gaming and Resort Destination

In May 2004, the Sands Macao became the first Las Vegas-style casino to open in Macau. Our superior gaming product is expected to enable us to capture a meaningful share of the overall growth of the market, including the VIP player market segment, in Macau. Although we believe that the continued improvement of the casino gaming regulations by the Macau government, including the enactment of casino credit and collection legislation effective July 1, 2004, will enable us to effectively compete in the VIP player market segment, our business in Macau may not be able to realize the full benefits of extending credit to our customers if laws are not changed.

Gaming revenues in Macau in 2003 reached a record $3.7 billion, a 29% increase over 2002. Gaming revenues are expected to reach yet another record in 2004 as gaming revenues for the twelve-month period ending September 30, 2004 totaled $5.0 billion. Visitation was up 40.3% in 2004 compared to 2003.

According to Macau Statistics and Census Service Monthly Bulletin of Statistics, in 2004, 23.7% of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only 1.15 nights. Management expects this length of stay to increase with increased visitation, the expansion of gaming and the addition of upscale hotel resort accommodations in Macau. According to the Macau Statistics and Census Service, in December 2004, there were 39 hotels and 31 guest houses in operation in Macau, of which nine were classified as “5-star”. These hotels and guest houses maintained 9,168 rooms and experienced approximately 75.6% occupancy rates in 2004.

Table games are the dominant form of gaming in Asia. Baccarat is by far the most popular game, followed by blackjack, “big and small,” roulette and other traditional U.S. and Asian games. Slot machines are offered in Macau, but they are few in number because the structure of the gaming market in Macau has historically favored table gaming. However, with the increase in the mass market gaming in Macau, this is changing and slot machines of international standards are becoming an important feature of the market. We believe the limited emphasis on slot machines in the past also reflects the market’s perception that slots offered in Macau were an inferior slot product. By contrast, in other gaming venues catering to an Asian clientele, slot machines are in high demand and profitable. We expect the slots business to grow in Macau and we intend to introduce more modern and popular products to appeal to the Asian marketplace.

We believe that as new facilities and standards of service are introduced, Macau will become an even more desirable tourist destination and has the potential to become a larger gaming market than Las Vegas. The improved experience of visitors to Macau should lead to longer stays and an increased number of return trips from existing feeder markets and the opening of several new feeder markets. The gaming licensees selected to invest in gaming facilities and foster the growth of the Macau gaming market have committed to invest in Macau a total of at least 17.5 billion patacas (approximately $2.18 billion at exchange rates in effect on December 31, 2004). The substantial financial commitment by these gaming licensees is expected to help boost future gaming revenue and stimulate investment in other Macau tourism and leisure activities. In 2004, China’s gross domestic product totaled $1.64 trillion compared to $605 billion in 1993. We believe that a wealthier Chinese middle class will lead to increased travel to Macau and generate increasing demand for gaming entertainment and casino resort offerings. We also believe that the combination of less onerous travel restrictions, greater ability of Chinese citizens to bring renminbi to Macau, increasing regional wealth and the build-out of world-class facilities will convert Macau from primarily a day-trip market to a multi-day travel destination similar to Las Vegas, where management estimates the average visitor stays approximately three nights.

Proximity to Major Asian Cities

Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, using a variety of methods of transportation, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau or to Hong Kong (followed by a short water ferry or helicopter trip to Macau). The relatively easy access from major population centers promotes Macau as a popular gaming destination in Asia.

Macau draws a significant number of gaming customers from both visitors and residents of Hong Kong. One of the major methods of transportation to Macau from Hong Kong is the hydrofoil ferry service. The hydrofoil ferry offers service up to five times per hour, with trips to and from Macau taking under an hour. Macau is also accessible from Hong Kong by helicopter in approximately 20 to 30 minutes.

Macau completed construction of an international airport in 1995 that provides direct air service to many major cities in Asia, such as Manila, Singapore, Taipei, Bangkok, Beijing and Shanghai. The Macau International Airport can accommodate large commercial airliners and has regularly scheduled air service to approximately 20 cities, including at least 11 in China, with links to numerous other major Asian destinations.

The Macau pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macau. However, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macau, inhibit the growth of gaming in Macau and negatively impact our gaming operations.

Competition in Macau

Gaming in Macau is administered as a government-sanctioned concession awarded to three different concessionaires. We will face increased competition if any of the existing concessionaires constructs new, or renovates pre-existing casinos in Macau. The Macau government is precluded by contract from granting any additional gaming concessions until 2009. In addition, the current laws only permit three gaming concessions, although future subconcessions are permitted. However, the laws could change and permit the Macau government to grant additional gaming concessions before 2009. MGM Mirage has indicated that its joint venture will be seeking a subconcession under SJM’s existing concession. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

SJM holds one of the three concessions. SJM currently operates 16 facilities throughout Macau. Historically, SJM was the only gaming operator in Macau, with over 40 years of operating experience in Macau. Most of its 16 casinos are relatively small facilities that are offered as amenities in hotels, however a few are large operations enjoying recognition by gaming customers. SJM is obligated to invest at least approximately 4.7 billion patacas (approximately $571.1 million at exchange rates in effect on December 31, 2004) by December 2004 under its concession agreement with the government of Macau. SJM’s projects include the upgrade of the Lisboa Hotel, Macau’s largest hotel with approximately 1,000 rooms, the development of a multimillion dollar Fisherman’s Wharf entertainment complex and a potential new casino hotel project. According to press reports, the managing director of SJM, Stanley Ho, has entered into an agreement with Publishing and Broadcasting Ltd., Australia’s biggest casino owner, under which Publishing and Broadcasting Ltd. will own a minority stake in Mr. Ho’s Park Hyatt hotel and casino development in Macau. MGM has recently announced that it has entered into a joint venture agreement with Mr. Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate a major hotel-casino resort in Macau, subject to entering into a subconcession with SJM and obtaining the approval of the Macau government.

Galaxy holds a concession and has the ability to operate casino properties independent of us. Galaxy is obligated to invest at least 4.4 billion patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) by June 2012 under its concession agreement with the government of Macau. Galaxy currently operates one small casino in Macau.

Wynn Macau, a subsidiary of Wynn Resorts, Ltd., holds the third concession and is expected to open a facility in August 2006. Wynn Resorts, Ltd. is obligated to invest at least 4.0 billion patacas (approximately $486.0 million at exchange rates in effect on December 31, 2004) by June 27, 2009 under its concession agreement with the government of Macau. Wynn Resorts, Ltd. has recently begun construction of a facility that would be comprised of an approximately 580-room hotel, a casino and other non-gaming amenities with a total estimated cost of $705.0 million as reported in its public filings.

We will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. We will also encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and illegal casinos throughout Asia.

United Kingdom

One of our subsidiaries has entered into agreements to develop and lease gaming entertainment facilities with two prominent football clubs in the United Kingdom, Rangers Football Club PLC and Sheffield United Football Club Limited, and we are in discussions with several others to build entertainment and gaming facilities in major cities. Each of these agreements is subject to conditions, including the enactment of appropriate gaming legislation within the United Kingdom. If these conditions have not been satisfied by an agreed-upon deadline, which can be extended under certain circumstances, either party will be entitled to terminate the agreement at any time after that date.

The agreement with Rangers Football Club PLC relates to an island site very close to the current Glasgow Rangers Ibrox stadium. The agreement provides for the development of a gaming facility and includes a land lease, which will be for an initial period of 25 years with up to 25 options to renew for five years each. In addition, we will have the right to utilize certain trademarks held by Rangers Football Club PLC. Las Vegas Sands Opco has agreed to guarantee the development obligations of our subsidiary and certain base rent obligations under the land lease, subject to obtaining any necessary consent from its lenders.

The agreement with Sheffield United Football Club Limited provides for the development of a gaming facility and includes a land lease, which will be for an initial term of 35 years with 12 options to renew for five years each. Las Vegas Sands Opco has also agreed to enter into a guarantee in respect of the development obligations of our subsidiary only. This guarantee will not be effective unless it is permitted under the terms of its debt instruments.

Advertising and Marketing

We advertise in many types of media, including television, radio, newspapers, magazines, and billboards, to promote general market awareness of the Venetian Casino Resort as a unique vacation, business and convention destination due to our first-class hotel, casino, retail stores, restaurants and other amenities. The Sands Macao also provides advertising and direct marketing of its casino. We actively engage in direct marketing, which is targeted at specific market segments, including the premium slot and table games markets and free and independent market. These direct marketing efforts involve our issuing invitations to the various parties hosted by the Venetian Casino Resort at peak periods, such as New Year’s Eve, Super Bowl Weekend, Final Four Weekend, Chinese New Years and when boxing matches are held in Las Vegas. We issue invitations by conducting direct mail and e-mail campaigns, as well as placing personal phone calls and making personal visits to select customers. Invitation lists are created by our casino-marketing department using a database containing information collected from our casino and hotel customers. We also engage in database marketing, which focuses on high frequency, high-margin market segments such as the high-roller gaming market.

Regulation and Licensing

State of Nevada

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “NGCB”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and, together with the Nevada Commission and the NGCB, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•	the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	the establishment of a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations and procedures could have an adverse effect on our gaming operations or on the operation of the Venetian Casino Resort and the Palazzo Casino Resort.

Las Vegas Sands Opco is licensed by the Nevada Gaming Authorities to operate a casino. The gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered with the Nevada Commission as a publicly-traded corporation (“Registered Corporation”). As a Registered Corporation, all of the following Nevada gaming regulatory requirements described below are applicable to us. As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, Las Vegas Sands Opco without first obtaining licenses and approvals from the Nevada Gaming Authorities. Las Vegas Sands Opco operates the Venetian casino and expects to operate the Palazzo casino pursuant to casino leases between Las Vegas Opco and Venetian Casino Resort, LLC and our subsidiary Lido Casino Resort, LLC, which we refer to as the Palazzo subsidiary. The lease for the Venetian casino provides and the lease for the Palazzo casino will provide for a fixed monthly rental payment. Las Vegas Sands Opco possesses all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at the Venetian Casino Resort, and we will apply for all state and local government registrations, approvals, permits and licenses that may be required in order for us to engage in gaming activities at the Palazzo Casino Resort.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us or the Palazzo subsidiary to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain of our key employees must file applications and be licensed by the Nevada Gaming Authorities.

The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing; both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with us, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by us, the registration and gaming licenses we then hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Venetian Casino Resort and the Palazzo Casino Resort and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Venetian Casino Resort and the Palazzo Casino Resort) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.

Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. An institutional investor shall not be deemed to hold voting securities only for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

Under a provision of the Nevada Act, under certain circumstances, an “institutional investor” as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holder or intermediary company of the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities only for investment purposes. An institutional investor shall not be deemed to hold nonvoting securities only for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, polices or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding nonvoting securities only for investment purposes include:

•	nominating any candidate for election or appointment to the entity’s board of directors or equivalent in connection with a debt restructuring;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity’s management, polices or operations; and

•	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found to be unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found to be unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon voting securities of us;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

Our charter documents include provisions intended to help us comply with these requirements.

Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

The Nevada Commission may, in its discretion, require the holder of any security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of such Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities and we are also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date the Nevada Gaming Commission has not imposed such a requirement on us.

We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On October 21, 2004, the Nevada Commission granted us prior approval to make public offerings for a period of 2 years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval includes prior approval by the Nevada Commission for us to place restrictions on the transfer of the equity securities of our corporate subsidiaries licensed in Nevada and to enter into agreements not to encumber such equity securities. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the NGCB. The Shelf Approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the NGCB as to the investment merits of any securities offered under the Shelf Approval. Any representation to the contrary is unlawful.

Changes in our control through a merger, consolidation, stock or asset acquisition, management or consulting agreement, or any act or conduct by any person whereby he or she obtains control, shall not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially-adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

The Nevada Act also requires prior approval of a plan of recapitalization proposed by the board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

In addition, an excise tax is paid by us on taxable admission charges and taxable sales of food, refreshments and merchandises in, any facility where certain forms of live entertainment are provided.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming operation outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the Nevada Board into their participation in such foreign gaming operation. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or who has been found guilty of cheating at gambling.

The sale of alcoholic beverages by us on the premises of the Venetian Casino Resort, the Palazzo Casino Resort and the Sands Expo Center is subject to licensing, control, and regulation by the applicable local authorities. We have obtained Clark County gaming and liquor licenses. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon our operations.

The NGCB investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions. We have been investigated for thirteen violations, which resulted in a penalty of $663,000 and regulatory investigation costs of $337,000 being assessed by and paid to the NGCB during March 2004. The violations for which we were investigated include the following:

•	the drawing for prizes in Chinese New Year celebrations where an executive pre-selected the winner of a grand prize drawing for an automobile and also pre-determined two patrons to be the winners of two promotional chip prizes;

•	an instance where certain marketing executives extended credit to nine patrons with the knowledge that such patrons did not qualify for credit lines, resulting in unpaid credit obligations;

•	the mishandling of a cash payment received from a patron to be applied toward the patron’s credit balance. The NGCB found in this instance that we had not provided the employee training regarding proper procedures for depositing cash payments;

•	the placement of two bets at our sports book on behalf of a patron located outside Nevada;

•	certain instances of non-compliance with procedures to obtain documentation acknowledging receipt of promotional disbursements by patrons, non-compliance with procedures to create reliable documentation showing that promotional disbursements were authorized by our executives and certain instances of erroneous documentation of the method of payment to patrons of promotional gifts or disbursements during the period from May 1999 to January 2001;

•	certain instances of non-compliance with our procedures relating to the voiding of credit instruments during the period shortly after the opening of the Venetian Casino Resort; and

•	two instances of improper purchase of wine from a non-licensed distributor and the ensuing failure to suspend the distribution of this wine to tenant restaurants and their customers.

We self-reported the pre-selection of the grand-prize winner in the drawing and the extension of credit issue to the NGCB. In addition, to the extent applicable, we have modified our procedures and taken other remedial measures to prevent such violations from recurring.

Macau

We are subject to licensing and control under applicable Macau law. We are required to be licensed by the Macau gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macau gaming authorities and furnish any other information that the Macau gaming authorities may require. No person may acquire any rights over the shares or assets of our subsidiary Venetian Macau without first obtaining the approval of the Macau gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macau gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of Venetian Macau or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders’ rights to persons other than the original owners, would require the approval of the Macau government and the subsequent report of such acts and transactions to the Macau gaming authorities.

Our subconcession agreement requires approval of the Macau Government for transfers of shares, or of any rights over such shares, in any of the direct or indirect stockholders in Venetian Macau, including us, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal or higher than 5% of the share capital in Venetian Macau This approval requirement will not apply, however, if the securities are listed and tradable on a stock market. In addition, this agreement requires that the Macau government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in Venetian Macau , including us, provided that such shares or rights are indirectly equivalent to an amount that is equal or higher than 5% of the share capital in Venetian Macau This notice requirement will not apply, however, to securities listed and tradable on a stock exchange.

The Macau gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual.

Our shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macau government. Venetian Macau is required to immediately notify the Macau government should Venetian Macau become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% of the share capital, or any director or key employee. Changes in licensed positions must be reported to the Macau gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macau gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macau gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macau gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Macau.

Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macau gaming authorities may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time prescribed by the Macau gaming authorities may lose his rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon its shares;

•	allow that person to exercise, directly or indirectly, any voting right conferred through shares held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require that unsuitable person to relinquish its shares.

The Macau gaming authorities also have the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

The Macau gaming authorities also require prior approval for the creation of liens and encumbrances over Venetian Macau’s assets and restrictions on stock in connection with any financing.

The Macau gaming authorities must give their prior approval to changes in control of Venetian Macau through a merger, consolidation, stock or asset acquisition, management or consulting agreement or any act or conduct by any person whereby he or she obtains control. Entities seeking to acquire control of a registered corporation must satisfy the Macau gaming authorities concerning a variety of stringent standards prior to assuming control. The Macau Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

The Macau gaming authorities may consider that some management opposition to corporate acquisitions, repurchases of voting securities and corporate defense tactics affecting Macau gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming.

The Macau gaming authorities also have the power to supervise gaming licensees in order to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

The subconcession agreement requires the Macau gaming authorities’ prior approval of any recapitalization plan proposed by Venetian Macau’s board of directors. The Chief Executive of Macau could also require Venetian Macau to increase its share capital if he deemed it necessary.

Non-compliance with these obligations could lead to the revocation of Venetian Macau’s gaming subconcession.

The Sands Macao was constructed and is operated, and the Venetian Macau Casino Resort will be constructed and operated, under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, gaming activities provided to the public, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macau law. We are subject to the exclusive jurisdiction of the courts of Macau in case of any potential dispute or conflict relating to our subconcession.

Under the subconcession agreement, we are obligated to develop and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. We are also obligated to operate casino games of chance or games of other forms in Macau and to invest, or cause to be invested, at least 4.4 billion patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in various development projects in Macau by June 2009. The construction and development costs of the Sands Macao will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macao Venetian Casino Resort and additional capital improvements of the Sands Macao will satisfy the remainder of these obligations, including our obligation to build a convention center. However, we will need an extension of the June 2006 construction deadline for the Macao Venetian Casino Resort, which we currently expect to open in the first quarter of 2007. See “—Risk Factors—Risks Associated with Our International Operations—We are required to make substantial additional investments in Macau and build and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities developed under the subconcession.”

Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all our casino operations and related equipment in Macau will automatically be transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning on June 27, 2017, the Macau government may redeem our subconcession by giving us at least one year prior notice and by paying us fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. See “Risk Factors—Risks Associated with Our International Operations—We will stop generating any revenues from our Macau gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macau government exercises its redemption right in 2017.”

The Macau government also has the right, after consultation, to unilaterally terminate, without compensation to us, the subconcession at any time upon the occurrence of specified events of default. See “—Risk Factors—Risks Associated with Our International Operations—The Macau government can terminate our subconcession under certain circumstances without compensation to us, which could have a material adverse effect on our operations and financial condition.” The subconcession agreement does not provide a specific cure period within which any such events of default may be cured. We must rely on consultations and negotiations with the Macau government to give us an opportunity to remedy any such default. Accordingly, we are dependent on our continuing communications and good faith negotiations with the Macau government to ensure that we are performing our obligations under the subconcession in a manner that would avoid a default thereunder.

The subconcession agreement contains various general covenants and obligations and other provisions, the compliance with which is subjective. We have the following obligations under the subconcession agreement:

•	ensure the proper operation and conduct of casino games;

•	employ people with appropriate qualifications;

•	operate and conduct casino games of chance in a fair and honest manner without the influence of criminal activities; and

•	safeguard and ensure Macau’s interests in tax revenue from the operation of casinos and other gaming areas.

In addition, the subconcession agreement requires us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in a default under the subconcession. We are also subject to certain reporting requirements in Macau, including to the Macau Gambling Inspection and Coordination Bureau.

Under the subconcession, we are obligated to pay to the Macau government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $3.6 million at exchange rates in effect on December 31, 2004). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $36,453, $18,227 and $122, respectively, at exchange rates in effect on December 31, 2004), subject to a minimum of 45 million patacas (or $5.5 million at exchange rates in effect on December 31, 2004). The variable portion of our premium is subject to renegotiations in 2005. We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macau government, a portion of which must be used for promotion of tourism in Macau. This percentage will be subject to change in 2010.

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them. If the laws are not changed, our business in Macau may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax laws in Macau, there can be no assurance that the laws will be changed.

We have received a concession from the Macau government to use a six-acre parcel of land for the Sands Macao. The land concession will expire in 2028 and is renewable. The land concession requires us to pay a premium which is payable over a number of years. In addition, we are also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macau government. See the note entitled “Commitments and Contingencies—Macau Casino Projects” of our consolidated financial statements for more information on our payment obligation under this concession. We have applied to the Macau government for a land concession for the west side of the Cotai Strip, including the site of the Macao Venetian Casino Resort. The land concession will require us to pay certain premiums and rent.

We have received an exemption from Macau’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2008.

Employees

We directly employ approximately 5,600 employees in connection with the Venetian Casino Resort, approximately 100 employees in connection with the Sands Expo Center and approximately 4,700 employees in connection with the Sands Macao. In addition, we hire temporary employees on an as needed basis at the Venetian Casino Resort. The Venetian Casino Resort’s employees are not covered by collective bargaining agreements. Most, but not all, major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. We believe that we have good relations with our employees, as evidenced by the fact that we have been voted as the “Best Place to Work in Southern Nevada” by the Southern Nevada Human Resources Association.

The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees International Union, the Operating Engineers Union and the Teamsters Union. Local 226 has requested us to recognize it as the bargaining agent for employees of the Venetian Casino Resort. We have declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel-casino operators have taken a similar position, Local 226 has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants, and investors, objecting to various administrative approvals and picketing. Local 226 has engaged in such tactics with respect to the Venetian Casino Resort and may continue to do so. Although we believe we will be able to operate despite such dispute, no assurance can be given that we will be able to do so or that the failure to do so would not result in a material adverse effect on our results of operations, cash flows, or financial position. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material impact upon our results of operations, cash flows, or financial position.

We are not aware of any union activity at the Sands Macao.

Certain casual culinary personnel are hired from time to time for trade shows and conventions at the Sands Expo Center and are covered under a collective bargaining agreement between the Local 226 and the Sands Expo Center. This collective bargaining agreement expired in December 2000. As a result, the Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.

Intellectual Property

Our principal intellectual property consists of the “Sands,” “Venetian” and “Palazzo” trademarks, all of which have been registered in the United States. In addition, we have also made application to register the marks “Cotai Strip”, “Macau Strip”, and “Asia’s Las Vegas” among others, in connection with our development projects in Macau. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation, and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are periodically renewed. It is our intent to maintain our trademark registrations.

Agreements Relating to the Malls

The Grand Canal Shops Mall Sale and Lease Agreement

On April 12, 2004, we entered into an agreement with GGP to sell the Grand Canal Shops mall and lease certain restaurant and other retail assets of the Venetian Casino Resort for approximately $766 million. We completed the sale of the Grand Canal Shops mall on May 17, 2004. The Grand Canal Shops mall master lease agreement provides for us to lease to GGP 19 spaces currently occupied by various retail and restaurant tenants for 89 years with annual rent of one dollar per year, and GGP has assumed our interest as landlord under the various space leases associated with these 19 spaces. In addition, we will:

•	continue to be obligated to fulfill certain lease termination and asset purchase agreements;

•	lease the C2K Showroom space located within the Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year;

•	lease the gondola retail store and the canal space located within the Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.5 million per year; and

•	lease certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual rent of $860,350.

The lease payments relating to the C2K Showroom, the canal space within the Grand Canal Shops mall and the office space from GGP are subject to automatic increases of 5% beginning on the sixth lease year and each subsequent fifth lease year.

Development Agreement

Our subsidiary, Lido Casino Resort, LLC, and GGP entered into a development agreement whereby Lido Casino Resort agreed to construct the Phase II mall, and GGP agreed to buy 100% of the membership interests in Phase II Mall Subsidiary, LLC, which will own the Phase II mall when it opens, at the price described below. Lido Casino Resort has assigned substantially all of its obligations under the development agreement to Phase II Mall Holding, LLC but has agreed to remain jointly and severally liable to GGP for all such obligations. Lido Casino Resort agreed to substantially complete construction of the Phase II mall (subject to force majeure and certain other delays) before the earlier of:

•	36 months after the date when Lido Casino Resort receives sufficient permits to begin construction of the Phase II mall; and

•	March 1, 2008.

In the event that the Phase II mall is not substantially completed on or before the stated date, GGP is entitled to receive liquidated damages in the amount of $5,000 per day for the first six months and $10,000 per day for an additional six months after the completion deadline has passed. If substantial completion has not occurred on or before one year after the above deadline, Phase II Mall Holding, LLC and Lido Casino Resort will be jointly and severally obligated to pay GGP liquidated damages in the amount of $100 million.

In the event that Phase II Mall Holding, LLC, and Lido Casino Resort comply with all of their obligations under the development agreement and GGP fails to acquire the membership interests in the entity owning the Phase II mall, Phase II Mall Holding, LLC will be entitled:

•	to sue GGP for specific performance;

•	to liquidated damages in the amount of $100 million; or

•	to purchase the interest of GGP in the Grand Canal Shops mall for (a) the lesser of (i) $766.0 million and (ii) the fair market value minus (b) $100.0 million.

The purchase price that GGP has agreed to pay for the Phase II Mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is .06 for every dollar of net operating income up to $38 million and .08 for every dollar of net operating income above $38 million. On the date the Phase II mall opens to the public, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II mall’s opening date and will be based on the formula described in the first two sentences of this paragraph. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period.

Disputes under the development agreement will be resolved by arbitration or an independent expert selected by the parties.

Cooperation Agreement

Our business plan calls for each of the Venetian Casino Resort, the Congress Center, the Grand Canal Shops mall, the Sands Expo Center, the Palazzo Casino Resort and the Phase II mall, though separately owned, to be integrally related components of one facility. In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the construction of the Palazzo Casino Resort, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of the Sands Expo Center, the Venetian Casino Resort, the Grand Canal Shops mall, the Palazzo Casino Resort, the Congress Center and the Phase II mall, and has priority over the liens securing Las Vegas Sands Opco’s amended senior secured credit facility and any liens securing any indebtedness of the Grand Canal Shops mall, the Sands Expo Center or Palazzo Casino Resort or Phase II mall. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.

Operating Covenants. The cooperation agreement regulates certain aspects of the operation of the Sands Expo Center, the Grand Canal Shops mall and the Venetian Casino Resort. For example, under the cooperation agreement, we are obligated to operate the Venetian Casino Resort continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and to use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owner of the Grand Canal Shops mall is obligated to operate the Grand Canal Shops mall exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as the Venetian Casino Resort is operated in accordance with a “Venetian” theme, the owner of the Grand Canal Shops mall must operate the Grand Canal Shops mall in accordance with the overall Venetian theme.

Maintenance and Repair. We must maintain the Venetian Casino Resort as well as some common areas and common facilities that are to be shared with the Grand Canal Shops mall. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owner of the Grand Canal Shops mall. We must also maintain, repair, and restore the Sands Expo Center and certain common areas and common facilities located in the Sands Expo Center. The owner of the Grand Canal Shops mall must maintain, repair, and restore the Grand Canal Shops mall and certain common areas and common facilities located in the Grand Canal Shops mall.

Insurance. We and the owner of the Grand Canal Shops mall must also maintain minimum types and levels of insurance, including property damage, general liability, and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.

Parking. The cooperation agreement also addresses issues relating to the use of the Venetian Casino Resort’s parking facilities, the use of parking facilities planned in connection with the Palazzo Casino Resort and easements for access. The Venetian Casino Resort, the Grand Canal Shops mall and the Sands Expo Center may use the parking spaces in the Venetian Casino Resort’s parking garage on a “first come, first served” basis, as long as each property retains use of sufficient spaces to comply with specified minimum parking standards. This means that each property shall have the right to use, at a minimum, sufficient spaces to comply with applicable laws and to conduct its business as permitted under the cooperation agreement. The Venetian Casino Resort’s parking garage is owned, maintained, and operated by us, with the proportionately allocated operating costs billed to the owner of the Grand Canal Shops mall. After the completion of the parking garage to be built in connection with the Palazzo Casino Resort, the Venetian Casino Resort, the Grand Canal Shops mall, the Sands Expo Center and, when completed, the Phase II mall will have the right to use the Palazzo Casino Resort parking garage, with the operating costs proportionately allocated among each facility. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.

Utility Easement. All property owners have also granted each other all appropriate and necessary easement rights to utility lines servicing the Venetian Casino Resort, the Grand Canal Shops mall, the Palazzo Casino Resort and the Sands Expo Center.

Consents, Approvals and Disputes. If any current or future party to the cooperation agreement has a consent or approval right or has discretion to act or refrain from acting, the consent or approval of such party will only be granted and action will be taken or not taken only if a commercially reasonable owner would do so and such consent, approval, action or inaction would not have a material adverse effect on the property owned by such property owner. The cooperation agreement provides for the appointment of an independent expert to resolve some disputes between the parties, as well as for expedited arbitration for other disputes.

Sale of the Grand Canal Shops mall by GGP. Our consent is required to any sale of the Grand Canal Shops mall by GGP or the sale of certain ownership interests in the Grand Canal Shops mall by GGP until the earlier to occur of the substantial completion of the Palazzo Casino Resort and January 31, 2007. We have a right of first offer, both before and after the dates set forth in the previous sentence, in connection with a proposed sale of the Grand Canal Shops mall by GGP. We also have the right to receive notice of any default of GGP sent by its mortgagee, if any, and the right to cure such default subject to our meeting certain net worth tests.

HVAC Services Agreement and Related Documents

Sempra Energy Solutions is the heating, ventilation, and air conditioning (“HVAC”) provider to the Venetian Casino Resort and Sands Expo Center. It is a California company and is a subsidiary of Sempra Energy, a utility holding company.

Thermal energy (i.e., heating and air conditioning) is provided to the Venetian Casino Resort and the Sands Expo Center by the HVAC provider using certain heating and air conditioning-related and other equipment (the “HVAC Equipment”). In addition, the HVAC provider provides us with other energy-related services. The central HVAC plant is located on land owned by us, which land has been leased to the HVAC provider for a nominal annual rent. The HVAC plant and equipment is owned by the HVAC provider, and the HVAC provider has been granted appropriate easements and other rights so as to be able to use the HVAC plant and the HVAC equipment to supply thermal energy to the Venetian Casino Resort and the Sands Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Venetian Casino Resort and the Sands Expo Center. The HVAC provider paid all costs (“HVAC costs”) in connection with the purchase and installation of the HVAC plant and equipment, which costs totaled $70 million. The HVAC provider has entered into separate service contracts (collectively, the “HVAC service agreements”) with Venetian Casino Resort, LLC, Interface Group-Nevada, Inc. (“Interface Group-Nevada”) and the owner of the Grand Canal Shops mall, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component that enables the HVAC provider to recover 85% of the HVAC costs over the initial term of the service contracts, with interest at a fixed annual rate of 7.1%. In addition, the users reimburse the HVAC provider for the annual cost of operating and maintaining the HVAC equipment and providing certain other energy related services, and pay the HVAC provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the owner of the Grand Canal Shops mall is liable for the obligations of each mall tenant. The HVAC service agreements expire in 2009, at which time the users will have the right, but not the obligation, to collectively either extend the term of their agreements for five years (with a second, additional five-year renewal option) each or purchase the HVAC plant and equipment in accordance with purchase provisions set forth in the HVAC service agreements.

Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements.”

Risks Related to Our Business

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries. We are a parent company with limited business operations of our own. Our limited operations are expected to consist of providing management to our subsidiaries, new business development investigation and implementation and the provision of certain aviation and hotel maintenance and operations services to our Las Vegas based subsidiaries. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends in the future. Our subsidiaries are separate and distinct legal entities. Payments to us by our non-guarantor subsidiaries will be contingent upon their earnings and business considerations. In addition, our subsidiaries’ debt instruments and other agreements, including Las Vegas Sands Opco’s amended senior secured credit facility, limit or prohibit certain payment of dividends or other distributions to us. See “—Description of Other Indebtedness and Operating Agreements.”

Our substantial debt could impair our financial condition. We are highly leveraged and have substantial debt service obligations. As of December 31, 2004, we had approximately $1.790 billion of indebtedness outstanding. We also had approximately $65.0 million of available borrowings under the $125.0 million revolving credit facility of Las Vegas Sands Opco’s senior secured credit facility.

This substantial indebtedness could have important consequences to us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

•	require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds available for our operations;

•	limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	subject us to higher interest expense in the event of increases in interest rates to the extent a portion of our debt is and will continue to be at variable rates of interest.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage. We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Las Vegas Sands Opco’s amended senior secured credit facility permits borrowings in addition to the available revolving credit facility of up to $100.0 million, subject to certain conditions, which borrowings will be secured. We expect that our Macau subsidiaries will incur substantial additional indebtedness to construct various projects in Macau, including the Macao Venetian Casino Resort. See “Note 7—Long-Term Debt” to our consolidated financial statements. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes, or take certain actions. Our and our subsidiaries’ current debt instruments, and any future debt instruments likely would, contain a number of restrictive covenants that impose significant operating and financial restrictions on us or our subsidiaries. Las Vegas Sands Opco’s amended senior secured credit facility includes covenants restricting, among other things, Las Vegas Sands Opco’s ability to:

•	incur additional debt, including guarantees or credit support;

•	incur liens securing indebtedness;

•	dispose of assets;

•	make certain acquisitions;

•	pay dividends or make distributions and make other restricted payments, such as purchasing equity interests, repurchasing junior indebtedness or making investments in third parties;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into transactions with our stockholders and our affiliates.

Las Vegas Sands Opco’s amended senior secured credit facility also includes financial covenants, including requirements that Las Vegas Sands Opco satisfy:

•	a minimum consolidated net worth test;

•	a maximum consolidated capital expenditure test;

•	a minimum consolidated interest coverage ratio; and

•	a maximum consolidated leverage ratio.

In addition, our other debt and future debt or other contracts could contain financial or other covenants more restrictive than those applicable to the above instruments.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy. Consumer demand for hotel casino resorts, trade shows, and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fears of war, future acts of terrorism, general economic conditions, disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for the luxury products and leisure services we offer, thus imposing practical limits on pricing and harming our operations.

Our business is sensitive to the willingness of our customers to travel. Acts of terrorism and developments in the conflict in Iraq could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our financial condition, results of operations and cash flows. We are dependent on the willingness of our customers to travel. A substantial number of our customers for the Venetian Casino Resort use air travel to come to Las Vegas. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in temporarily decreased customer visitation to Las Vegas, including to the Venetian Casino Resort and the Sands Expo Center. In addition, developments in the conflict in Iraq could have a similar effect on domestic and international travel. Most of our customers travel to reach either the Venetian Casino Resort or the Sands Macao. Only a small amount of our business is generated by local residents. Management cannot predict the extent to which disruptions in air travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows.

An outbreak of severe acute respiratory syndrome or other highly infectious disease could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations and cash flows. In 2003, Taiwan, China, Hong Kong, Singapore and certain other regions experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome. As a result of the outbreak, there was a decrease in travel to and from, and economic activity in, affected regions, including Macau. If an outbreak recurs or if an outbreak of another highly infectious disease occurs, it may adversely affect the number of visitors to the Sands Macao, the Venetian Casino Resort or the Sands Expo Center and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted severe acute respiratory syndrome or such other disease, we may be required to quarantine such customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of severe acute respiratory syndrome or other infectious diseases could have a material adverse effect on our financial condition, results of operations and cash flows.

There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities. Our ongoing and future construction projects, such as the Palazzo Casino Resort and the Macao Venetian Casino Resort, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events not within our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and /or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of the Palazzo Casino Resort and the Macao Venetian Casino Resort or other projects.

We have not entered into a fixed-price or guaranteed maximum price contract with a construction manager or general contractor for the construction of the Palazzo Casino Resort and do not expect to do so for the Macao Venetian Casino Resort. As a result, we will rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor will put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required to complete the Palazzo Casino Resort or the Macao Venetian Casino Resort, we may not be able to open or complete these projects, which may have an adverse impact on our business and prospects for growth.

The anticipated costs and completion date for the Palazzo Casino Resort are based on a budget, design, development and construction documents and schedule estimates that we have prepared with the assistance of architects and are subject to change as the design, development and construction documents are finalized and more actual construction work is performed. The completion date for the Macao Venetian Casino Resort is management’s current estimate based on the development work done to date. A failure to complete the Palazzo Casino Resort or the Macao Venetian Casino Resort on budget or on schedule may adversely affect our financial condition, results of operations or cash flows. Also see “—Risks Associated with Our International Operations—We are required to make substantial additional investments in Macau and build and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities developed under the subconcession.”

We currently have no financing commitments for the Macao Venetian Casino Resort. In addition, the debt agreements into which Las Vegas Sands Opco and its subsidiaries have entered to fund the construction of the Palazzo Casino Resort contain significant conditions that must be satisfied in order for Las Vegas Sands Opco and its subsidiaries to be able to use the proceeds available under these facilities, including:

•	using the remaining proceeds from the sale of the Grand Canal Shops mall and cash on hand in an aggregate amount of $552.0 million for construction costs before any borrowings under Las Vegas Sands Opco’s amended senior secured credit facility are used for construction costs, and a cash equity investment of approximately $25.0 million before any borrowings under the Phase II mall construction loan are used;

•	having sufficient funds available so that construction costs of the Palazzo Casino Resort are “in balance” for purposes of the debt instruments;

•	obtaining various consents and other agreements from third parties, including trade contractors; and

•	other customary conditions.

The failure to obtain the necessary financing, or satisfy these funding conditions, could adversely affect our ability to construct the Palazzo Casino Resort or the Macao Venetian Casino Resort.

Because we are currently dependent upon three properties in two markets for all of our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets. We currently do not have material assets or operations other than the Venetian Casino Resort, the Sands Expo Center and the Sands Macao. As a result, we will be entirely dependent upon these properties for all of our cash flow until we develop other properties.

Given that our operations are currently conducted at one property location in Las Vegas and one property location in Macau and that a large portion of our planned future development is in Las Vegas and Macau, we will be subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including the risk of typhoons in the South China region or outbreaks of infectious diseases;

•	an increase in the cost of electrical power for the Venetian Casino Resort/Sands Expo Center complex as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	a decline in the number of visitors to Las Vegas or Macau; and

•	a decrease in gaming and non-gaming activities at the Venetian Casino Resort and the Sands Macao.

Our insurance coverage may not be adequate to cover all possible losses that the Venetian Casino Resort, the Sands Expo Center or the Sands Macao could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future. We currently own and operate the Venetian Casino Resort and the Sands Expo Center in Las Vegas, Nevada, and the Sands Macao in Macau, China. Although we have all-risk property insurance for each such property covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance coverage for the Venetian Casino Resort and the Sands Expo Center is in an amount that is significantly less than the expected replacement cost of rebuilding the complex if there was a total loss. Our level of insurance coverage for the Venetian Casino Resort and the Sands Expo Center may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.

In addition, although we currently have certain insurance coverage for occurrences of terrorist acts with respect to the Venetian Casino Resort, the Sands Expo Center and the Sands Macao and certain losses that could result from these acts, our terrorism coverage is subject to the same risks and deficiencies as those described above for our all risk property coverage. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks, which could have a significant negative impact on our operations.

In addition to the damage caused to our property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), we may suffer disruption of our business as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, such insurance may not be adequate to cover all losses in such event.

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that the situation in Iraq, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under our debt instruments. Also see “—Risks Associated with Our International Operations—The Macau government can terminate our subconcession under certain circumstances without compensation to us, which could have a material adverse effect on our operations and financial condition.”

We depend on the continued services of key managers and employees. If we do not retain our key personnel or attract and retain other highly skilled employees, our business will suffer. Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Mr. Adelson. Each of Mr. Adelson, William Weidner, Bradley Stone, Robert Goldstein, Scott Henry and Brad Serwin have entered into employment agreements. However, we cannot assure you that any of these individuals will remain with us. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We are controlled by a principal stockholder whose interest in our business may be different than yours. Mr. Adelson and trusts for the benefit of Mr. Adelson and his family members beneficially own approximately 86.8% of our outstanding common stock. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. Because Mr. Adelson owns more than 50% of the voting power of our company, we are considered a controlled company in connection with the New York Stock Exchange listing standards. As such, the New York Stock Exchange corporate governance requirements that our board of directors and our compensation committee be independent do not apply to us. As a result, the ability of our independent directors to influence our business policies and affairs may be reduced. The interests of Mr. Adelson may conflict with your interests.

We are currently in the development stage of several projects that are subject to a variety of contingencies that may ultimately prevent the realization of such plans. We have several new projects in development, including building and operating the Macao Venetian Casino Resort and a collection of Las Vegas-style casino and showroom facilities under leases with third parties along the Cotai Strip, exploring opportunities for casino gaming operations into certain other domestic and foreign jurisdictions, including the United Kingdom, Singapore, Japan and Thailand and certain other foreign jurisdictions and participating in a joint venture to develop a gaming and retail complex in Bethlehem, Pennsylvania. In a number of jurisdictions, such as the United Kingdom, Singapore and Japan, current laws do not permit casino gaming of the type we propose to develop. These projects are subject to a number of contingencies, including, but not limited to, adverse developments in applicable legislation, our inability to reach satisfactory, final agreements with necessary third parties or meet the conditions provided for thereunder, and our inability to raise sufficient financing to fund such projects. In addition, luxury casino resort projects require substantial amounts of capital. As a result, our various plans for the development of our operations may not ultimately be realized as currently planned, or at all. Even if we are successful in launching any of these ventures, we cannot assure you that any of these projects would be successful, or that their operations would not have a material adverse effect on our financial position, results of operations or cash flows.

An unaffiliated party may not have paid the same consideration that we paid to acquire Interface Holding. As a result, Las Vegas Sands Opco might have paid higher consideration for these assets than the fair market value of such assets to an unaffiliated party that does not also own the Venetian Casino Resort. Because the acquisition of Interface Group Nevada Parent, Inc. (the holding company of the entity that owned the Sands Expo Center, “Interface Holding”) and its properties were reorganization transactions which Las Vegas Sands Opco consummated in anticipation of entering into financing agreements for the Palazzo Casino Resort, this acquisition was not conducted by means of a bidding or other marketing process and Las Vegas Sands Opco did not obtain an independent appraisal for the determination of the private company stock price of Interface Holding in these transactions. Furthermore, because of the unique nature of these properties and the fact that they constitute part of an integrated complex, it is difficult to compare this acquisition to other similar transactions. We cannot assure you that an unaffiliated third party would have paid the same consideration for these assets. As a result, Las Vegas Sands Opco might have paid a higher consideration for these assets than the fair market value of such assets to an unaffiliated party that does not also own the Venetian Casino Resort.

Risks Associated with Our Las Vegas Operations

We face significant competition in Las Vegas, which could materially adversely affect our financial condition, results of operations or cash flows. Some of our competitors have substantially greater resources and access to capital than we have. In addition, any significant downturn in the trade show and convention business would significantly and adversely affect our mid-week occupancy rates and business. The hotel, resort and casino business in Las Vegas is highly competitive. See “—The Las Vegas Market—Competition in Las Vegas.” The Venetian Casino Resort competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Strip and in and near Las Vegas. Competitors of the Venetian Casino Resort include major resorts on the Strip, such as the Wynn Las Vegas Resort, which is currently under construction, the Bellagio, the Mandalay Bay Resort & Casino and Paris Las Vegas. Management expects increased competition from the 2,700-room Wynn Las Vegas Resort, one block north of the Venetian Casino Resort once it opens. Wynn Resorts Ltd. has recently announced plans to add a second hotel tower at Wynn Las Vegas, which is expected to include 1,500 suites and additional casino, retail and convention space. The new project is tentatively called Encore at Wynn Las Vegas and is expected to open in 2007. Caesars expects its approximately 1,000 hotel room addition, which was announced in 2003, to be completed in the second half of 2005. In December 2004, the new 928-room Bellagio spa tower opened. In addition, a renovation and rebranding of the approximately 2,600-room Aladdin has been announced. The Aladdin opened in August 2000 and later filed for bankruptcy. We also compete, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of our competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than we have. In particular, the proposed acquisition of Mandalay Resort Group, the operator of the Mandalay Bay Resort & Casino, by MGM Mirage, the operator of the MGM Grand Hotel and Casino, the Mirage and Treasure Island Hotel and Casino which is expected to be completed in the first quarter of 2005, and the proposed acquisition of Caesar’s Entertainment Inc. by Harrah’s Entertainment are expected to result in the creation of the world’s two largest gaming companies. Additionally, MGM Mirage has recently announced plans to develop and build a multi-billion dollar urban complex consisting of hotels and condominium towers, currently known as Project CityCenter. The first phase of Project CityCenter, which will include a hotel and casino complex, three “boutique” hotels and retail, dining and entertainment venues, is expected to open in 2010.

According to the LVCVA, there were approximately 131,503 hotel and motel rooms in Las Vegas as of December 31, 2004. Various competitors on the Strip have announced several expansions and renovations of existing facilities. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates. In addition, several of our competitors have announced or completed the construction of all-suites products, including an approximately 1,100 room all-suites tower at the Mandalay Bay Resort & Casino, which was completed in December 2003, and a 928 room tower at Bellagio, which was completed in December 2004.

We also compete with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video gaming machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has recently announced the execution of a number of new compacts with no limits on the number of gaming machines, which was limited under the prior compacts. The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Venetian Casino Resort could have an adverse effect on our results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, although such legislation has not been implemented yet. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could adversely affect our financial condition, results of operations or cash flows.

As a result of the large number of trade shows and conventions held in Las Vegas, the Sands Expo Center and the Congress Center provide recurring demand for mid-week room nights for business travelers who attend these events. The attendance level at the trade shows and conventions that we host contribute to our higher-than-average mid-week occupancy rates. The Sands Expo Center and Congress Center presently compete with other large convention centers, including convention centers in other cities. Competition will be increasing for the Congress Center and the Sands Expo Center as a result of certain planned additional convention and meeting facilities as well as the enhancement or expansion of existing convention and meeting facilities in Las Vegas. With the expansion of their facilities, the Las Vegas Convention Center, an approximately 3.2 million square foot convention and exhibition space facility, and the Mandalay Bay Convention Center, an approximately 1.8 million square foot convention center opened in 2003, will continue to be major competitors of the Sands Expo Center and will be able to solely host many large trade shows which had previously split space between the Las Vegas Convention Center and the Sands Expo Center. The Las Vegas Convention Center has also announced a major upgrade of its facilities. Because large convention and trade shows are often booked more than one year in advance, the competition from new or expanded facilities may not yet be fully realized. Moreover, management anticipates increased competition from the MGM Grand Hotel and Casino and the Mirage, which have significant conference and meeting facilities. Also, cities such as Boston, Orlando and Pittsburgh are in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities that may materially adversely affect us. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse impact on our financial position, results of operations or cash flows.

The loss of our gaming license or our failure to comply with the extensive regulations that govern our operations could have an adverse effect on our financial condition, results of operations or cash flows. Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. These gaming authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us.

Although we currently are registered with, and Las Vegas Sands Opco currently holds gaming licenses issued by, the Nevada gaming authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations.

In addition, the Nevada gaming authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada gaming authorities could require the closing of the casino, which would have a material adverse effect on our business. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our operations.

The Nevada State Gaming Control Board investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions. Las Vegas Sands Opco has been investigated for thirteen violations, which resulted in a penalty of $663,000 and regulatory investigation costs of $337,000 being assessed by and paid to the Nevada gaming authorities during March 2004. The violations included a drawing for prizes in Chinese New Year celebrations where an executive pre-selected the grand prize winners, a few instances of non-compliance with procedures governing promotional disbursements before June 2001, two instances of improper handling of imported wine, a few instances of non-compliance with procedures governing voiding of credit instruments during the period shortly after the opening of the Venetian Casino Resort, inadequate training and reporting of a cash payment at a branch office, a prohibited sports wager by an employee and the failure to prevent a credit scheme including nine patrons, which resulted in unpaid credit obligations.

For a more complete description of the gaming regulatory requirements affecting our business, see “Regulation and Licensing.”

Certain beneficial owners of our voting securities may be required to file an application with and be investigated by the Nevada gaming authorities, and the Nevada Gaming Commission may restrict the ability of a beneficial owner to receive any benefit from our voting securities and may require the disposition of shares of our voting securities, if a beneficial owner is found to be unsuitable. Any person who acquires beneficial ownership of more than 10% of our voting securities will be required mandatorily to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined under the regulations of the Nevada Gaming Commission, which acquires beneficial ownership of more than 10% but not more than 15% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirement if such institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Gaming Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by such Nevada gaming authorities in conducting such investigation.

Any person who fails or refuses to apply for a finding of suitability as a beneficial owner of our voting securities within 30 days after being ordered to do so by the Nevada gaming authorities may be found to be unsuitable. Any person found to be unsuitable by the Nevada Gaming Commission to be a beneficial owner of our voting securities and who continues to hold, directly or indirectly, beneficial ownership of our voting securities beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a beneficial owner of our voting securities or to have any other relationship with us, we:

•	pay that person any dividend or interest upon our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through our voting securities held by that person;

•	pay that person any remuneration in any form for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require that person to relinquish our voting securities for cash at fair market value.

For a more complete description of the Nevada gaming regulatory requirements applicable to beneficial owners of our voting securities, see “Regulation and Licensing—State of Nevada.”

We are involved in a lawsuit with the construction manager regarding the original construction of the Venetian Casino Resort, which could have an adverse impact on our financial condition, results of operations or cash flows. The original construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. as construction manager under a construction management agreement. The construction management agreement established a guaranteed maximum price of $645.0 million, subject to various exceptions, and a required substantial completion date for the Venetian Casino Resort of April 21, 1999. In

July 1999, we filed a lawsuit in federal court against the construction manager for the Venetian Casino Resort, the guarantor of the construction manager’s obligations and various other parties for breach of contract and breach of guaranty, including failure to pay trade contractors and vendors and failure to meet the April 21, 1999 substantial completion date for the Venetian Casino Resort. We sought total damages in excess of $100.0 million. In response, the construction manager filed a complaint against us in state court alleging, among other things, breach of contract, a claim for the value of the services performed and fraud on the construction manager in connection with the construction of the Venetian Casino Resort. The construction manager sought compensatory damages, attorneys’ fees, costs and punitive damages and claimed that it is owed approximately $90.0 million from us. Commencing in March 2000, we and the construction manager engaged in arbitration proceedings ordered by the federal court to determine the cost and schedule impact of any changes in the scope of services of the construction manager under the construction management contract.

In connection with these disputes, as of December 31, 1999 the construction manager and its subcontractors filed mechanics liens against the Venetian Casino Resort for $145.5 million and $182.2 million, respectively. We believe that a major reason these lien amounts exceeded the construction manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the construction manager. We have purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the construction manager purchased bonds). As a result, there can be no foreclosure of the Venetian Casino Resort in connection with the claims of the construction manager and its subcontractors. However, we will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be finally judicially determined.

On June 3, 2003, an approximate nine-month trial was concluded in the state court action when a jury returned a verdict, which awarded the construction manager approximately $44.0 million in additional costs under the construction management contract and awarded us approximately $2.0 million in damages for defective and incomplete work performed by the construction manager. The verdict also returned a defense verdict in our favor on the construction manager’s fraud claim, and denied the construction manager’s claim for punitive damages. The verdict did not address pre-judgment interest and reimbursement of attorneys’ fees and costs. Notwithstanding the entry of judgment in the state court action, we have continued to pursue certain claims in the arbitration proceedings. Based on the judgment in the state court action and the remaining open items in the arbitration proceedings, we estimate that our range of loss in this matter is from zero (or a gain if all remaining matters are determined in our favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters) if we were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and that are not already included in the state court action. Such range of loss is before attorneys’ fees, costs and interest, which were awarded by the court by orders dated March 18, 2005 and March 21, 2005 in the amount of $19.7 million in prejudgment interest, $9.2 million in costs and $9.6 million in attorneys’ fees. We are appealing these awards as to both entitlement and amount. Substantially all of our attorneys’ fees and costs related to the defense and prosecution of claims arising out of the construction management agreement incurred since June 28, 2000 are being paid by an insurance company under a special insurance policy obtained to mitigate our losses. We incurred approximately $2.2 million in attorneys’ fees related to the construction litigation prior to June 28, 2000 that are not covered by insurance.

While the state court’s orders denying our post trial motions could be viewed as increasing the possibility that we will be exposed to loss in this litigation, there are appellate issues that we intend to pursue and ongoing arbitration proceedings that we believe will impact the amount of loss and/or any award to which we may be entitled.

There are two ways the state court judgment may change before it can be executed on by the construction manager. First, most of our credit claims under the contract were ordered to arbitration. We have already obtained interim credit awards of $5.1 million in arbitration related allowance reconciliations and credits for work that was required by the contract and never completed by the construction manager. In addition, we have claims of over $23.0 million, which will be submitted to arbitration within the next 12 months. The largest of these credit claims, in the amount of over $10.0 million, relates to the reconciliation of a contract allowance for credits due from the construction manager for workers’ compensation and general liability insurance provided to the construction manager and trade contractors by us under the owner controlled insurance program. The other credit claims principally relate to defective and incomplete work, which was completed by us after the construction manager stopped performing on the project. If we are successful in proving our remaining credit claims, the arbitration credit awards, in total, could offset up to $28.0 million of the verdict.

It is likely that certain elements of the verdict will be preempted because they are duplicative of items ordered to arbitration by federal court before the state court jury trial began. For example, the jury verdict includes an award of over $8.0 million for trade contractor overtime incurred by the construction manager. The arbitrator has found that the construction manager is entitled to an award of zero dollars for these exact same overtime claims. It is our position that the arbitration awards should be substituted for the portions of the verdict which overlap. In a March 30, 2004 hearing, the state court judge acknowledged that the verdict and the judgment on the verdict will need to be adjusted after the completion of the arbitrations.

Because of the possibility of offsetting credits that may be awarded in arbitration and the elimination of duplicative claims through the substitution of arbitration awards for the verdict, no single amount within the range of any loss can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded. We have purchased a special insurance policy to mitigate most of our losses above $45.0 million from this litigation. See “—Legal Proceedings.”

The construction and operation of the Palazzo Casino Resort could have an adverse effect on the Venetian Casino Resort. We have commenced construction on the Palazzo Casino Resort, which will consist of a hotel, casino, restaurant, dining and entertainment complex, and meeting and conference center space on an approximately 15-acre site adjacent to the Venetian Casino Resort. Although we intend to construct the Palazzo Casino Resort with minimal impact on the Venetian Casino Resort, we cannot guarantee that the construction will not disrupt the operations of the Venetian Casino Resort or that it will be implemented as planned. Therefore, the construction of the Palazzo Casino Resort may adversely impact the businesses, operations and revenues of the Venetian Casino Resort. We also cannot assure you that the Palazzo Casino Resort will be as financially successful as the Venetian Casino Resort. If demand for the additional hotel rooms at the Palazzo Casino Resort is not strong, the lack of demand may adversely affect the occupancy rates and room rates realized by us. In addition, because the business concept for the Palazzo Casino Resort is very similar to that of the Venetian Casino Resort, there may not be enough demand to fill the combined hotel room capacity of the Palazzo Casino Resort and the Venetian Casino Resort.

Our failure to substantially complete construction of the Phase II mall by an agreed-upon deadline will result in our having to pay substantial liquidated damages and cause an event of default under our debt instruments. Under our agreement with GGP, we have agreed to substantially complete construction of the Phase II mall before the earlier of 36 months after the date on which sufficient permits are received to begin construction of the Phase II mall and March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that we do not substantially complete construction of the Phase II mall on or before the earlier of these two dates (as such dates may be extended as described in the preceding sentence), we must pay liquidated damages of $5,000 per day, for up to six months, until substantial completion (increasing to $10,000, for up to the next six months, per day if substantial completion does not occur by the end of six months after the completion deadline). If substantial completion has not occurred on or before one year after the deadline, we will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II mall before the agreed-upon deadline would constitute an event of default under Las Vegas Sands Opco’s amended senior secured credit facility and related disbursement agreement.

If we are unable to maintain an acceptable working relationship with GGP and/or if GGP breaches any of its material agreements with us, there could be a material adverse effect on our operations and financial condition. We have entered into agreements with GGP under which, among other things:

•	GGP has agreed to purchase the Phase II mall from us;

•	GGP has agreed to operate the Grand Canal Shops mall subject to and in accordance with the cooperation agreement;

•	leases for the Phase II mall, a joint opening date of the Phase II mall and the Palazzo Casino Resort and certain aspects of the design of the Phase II mall must be jointly approved by us and GGP; and

•	we lease from GGP certain office space and space located within the Grand Canal Shops mall in which we operate the C2K Showroom, the canal and the gondola retail store.

Each of the above-described agreements with GGP could be adversely affected, in ways that could have a material adverse effect on our operations and financial condition, if we do not maintain an acceptable working relationship with GGP. For example:

•	if we are unable to agree with GGP on leases for the Phase II mall, the purchase price we will ultimately be paid for the Phase II mall could be substantially reduced, and there would, at least for a certain period of time, be an empty or partially empty mall within the Palazzo Casino Resort;

•	the success of the opening of the Palazzo Casino Resort may be adversely affected if there is not an agreed-upon joint opening date for the Palazzo Casino Resort and the Phase II mall;

•	completion of the construction of the Phase II mall would be delayed during any period of time that we are not in agreement with GGP as to certain design elements of the Phase II mall; and

•	the cooperation agreement requires that the owner of the Phase II mall and the owner of the Palazzo Casino Resort cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

There could be similar material adverse consequences to us if GGP breaches any of its agreements to us, such as its agreement to purchase the Phase II mall from us, its agreement under the cooperation agreement to operate the Grand Canal Shops mall consistent with the standards of first-class restaurant and retail complexes and the overall Venetian theme, and its various obligations as our landlord under the leases described above. Although the various agreements with GGP do provide us with various remedies in the event of any breaches by GGP and also include various dispute-resolution procedures and mechanisms, these remedies, procedures and mechanisms may be inadequate to prevent a material adverse effect on our operations and financial condition if breaches by GGP occur or if we do not maintain an acceptable working relationship with GGP.

We extend credit to a large portion of our customers, and we may not be able to collect gaming receivables from our credit players. We conduct our gaming activities on a credit basis as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. Generally, our table games drop is approximately 55% from credit-based guest wagering. The default rate on credit extended to our table gaming customers was approximately 1.5% of the total amount of credit for the three years ended December 31, 2004. Certain individual gaming receivables range as high as $10.0 million for a single player and could have a significant impact on our operating results if deemed uncollectible.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. While gaming debts are enforceable in Macau, they are not enforceable in Mainland China where a substantial portion of the higher-wagering players in our Sands Macao Casino originate. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a material adverse impact on our operating results.

Risks Associated with Our International Operations

Conducting business in Macau has certain political and economic risks, which may affect the results of operations and financial condition of our Asian operations. We currently own and operate a casino in Macau and are developing and plan to operate one or more hotels, additional casinos and convention centers in Macau, including the Macao Venetian Casino Resort. Accordingly, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in Macau and throughout the rest of China and by changes in policies of the government or changes in laws and regulations or the interpretations thereof. Our operations in Macau are also exposed to the risk of changes in laws and policies that govern operations of Macau-based companies. Tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely affecting our profitability after tax. Further, the variable portion of the premium we pay under our subconcession is subject to renegotiation in 2005 and the percentage of our gross gaming revenues that we must contribute annually to the Macau authorities is subject to change in 2010. These changes may have a material adverse effect on our results of operations and financial condition.

As we expect a significant number of consumers to come to the Sands Macao and the Macao Venetian Casino Resort from China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or reversal of China’s current policies of liberalizing restrictions on travel and currency movements could adversely impact the number of visitors from China to our Macau properties as well as the amounts they are willing to spend in the casino.

Current Macau laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance with all applicable laws and regulations of Macau. However, these laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations that differ from our interpretation, which could have a material adverse effect on our results of operations or financial condition.

In addition, our activities in Macau are subject to administrative review and approval by various agencies of the Macau government. We cannot assure you that we will be able to obtain all necessary approvals, which may materially affect our long-term business strategy and operations. Macau law permits redress to the courts with respect to administrative actions. However, such redress is largely untested in relation to gaming issues.

We are required to make substantial additional investments in Macau and build and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities developed under the subconcession. Under our subconcession agreement, we are obligated to develop and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in various development projects in Macau by December 2009. The construction and development costs of the Sands Macao will be applied to the fulfillment of this total investment obligation. After applying all of the current estimated construction and development costs of the Sands Macao towards fulfilling our investment obligations under our subconcession, our remaining investment obligations under our subconcession will be approximately 2.22 billion patacas (approximately $269.6 million at exchange rates in effect on December 31, 2004).

We expect that the construction and development costs of the Macao Venetian Casino Resort and additional capital improvements of the Sands Macao will satisfy the remainder of this obligation, including our obligation to build a convention center. The construction and development of the Macao Venetian Casino Resort will require significant additional debt and/or equity financing. The ability of Las Vegas Sands Opco to incur additional debt or to make investments in the entity constructing the Macao Venetian Casino Resort is limited under the terms of its debt instruments and may prevent us from fulfilling our remaining investment obligations. See “—The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take some actions.” In addition, we may not be able to obtain such additional debt or equity financing on commercially reasonable terms or at all. The Macau government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession without compensation to us if we fail to invest 4.4 billion patacas in Macau by December 2009.

We are currently scheduled to open the Macao Venetian Casino Resort in the first quarter of 2007. Construction of the Macao Venetian Casino Resort is subject to significant development and construction risks, including construction, equipment and staffing problems or delays and difficulties in obtaining required materials, licenses, permits and authorizations from governmental regulatory authorities, not all of which have been obtained. Construction projects are subject to cost overruns and delays caused by events not within our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. The planning, development and construction of a hotel casino resort is difficult and time consuming. As a result, we cannot assure you that we will be able to complete the development of the Macao Venetian Casino Resort on schedule. See “—Risks Related to Our Business—There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.”

We are required under our subconcession to complete the Macao Venetian Casino Resort by June 2006. Although we believe that we will be able to obtain an extension of the June 2006 deadline under our subconcession for the completion of this project, the Macau government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession to operate the Sands Macao or any of our other casino operations in Macau, without compensation to us, if we fail to develop and open the Macao Venetian Casino Resort by June 2006 and are not successful in obtaining an extension of this deadline. The loss of our subconcession would prohibit us from conducting gaming operations in Macau, which could have a material adverse effect on our results of operations and financial condition.

The Macau government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our operations and financial condition. The Macau government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of serious non-compliance by Venetian Macau with its basic obligations under the subconcession and applicable Macau laws. The following reasons for termination are included in the subconcession:

•	the operation of gaming without permission or operation of business which does not fall within the business scope of the subconcession;

•	suspension of operations of our gaming business in Macau without reasonable grounds for more than seven consecutive days or more than 14 non-consecutive days within one calendar year;

•	unauthorized transfer of all or part of our gaming operations in Macau;

•	failure to pay taxes, premiums, levies or other amounts payable to the Macau government;

•	failure to resume operations following the temporary assumption of operations by the Macau government;

•	repeated failure to comply with decisions of the Macau government;

•	failure to provide or supplement the guarantee deposit or the guarantees specified in the subconcession within the prescribed period;

•	bankruptcy or insolvency by Venetian Macau ;

•	fraudulent activity by Venetian Macau ;

•	serious and repeated violation by Venetian Macau of the applicable rules for carrying out casino games of chance or games of other forms or the operation of casino games of chance or games of other forms;

•	the grant to any other person of any managing power over Venetian Macau ; or

•	failure by a controlling shareholder in Venetian Macau to dispose of its interest in Venetian Macau following notice from the gaming authorities of another jurisdiction in which such controlling shareholder is licensed to operate casino games of chance to the effect that such controlling shareholder can no longer own shares in Venetian Macau.

These events could lead to the termination of our subconcession without compensation to us regardless of whether they occurred with respect to us or with respect to our affiliates who will operate our Macau properties. Upon such termination, all of our casino gaming operations and related equipment in Macau would be automatically transferred to the Macau government without compensation to us and we would cease to generate any revenues from these operations. In many of these instances, the subconcession agreement does not provide a specific cure period within which any such events may be cured and, instead, we would be relying on consultations and negotiations with the Macau government to give us an opportunity to remedy any such default. In addition, the subconcession agreement contains various general covenants and obligations and other provisions, the determination as to compliance with which is subjective. We cannot assure you that we will perform such covenants in a way that satisfies the requirements of the Macau government and, accordingly, we will be dependent on our continuing communications and good faith negotiations with the Macau government to ensure that we are performing our obligations under the subconcession in a manner that would avoid a default thereunder.

Our subconcession also allows the Macau government to request various changes in the plans and specifications of our Macau properties and to make various other decisions and determinations that may be binding on us. For example, the Macau government has the right to require that additional capital be contributed to our Macau subsidiaries or that we provide certain deposits or other guarantees of performance in any amount determined by the Macau government to be necessary. Our Macau subsidiary, Venetian Macau , is limited in its ability to raise additional capital by its existing debt instruments and the need to first obtain the approval of the Macau gaming and governmental authorities before raising certain debt or equity. As a result, we cannot assure you that we will be able to comply with these requirements or any other requirements of the Macau government or with the other requirements and obligations imposed by our subconcession. In addition, the subconcession agreement provides that the annual fees, which we pay to keep our subconcession in effect, will be renegotiated at the third year of the subconcession. We cannot assure you that we will be able to reach an acceptable agreement regarding such fees with the Macau government or that the renegotiated fees will not be in an amount that materially and adversely affects our financial condition.

Furthermore, pursuant to the subconcession agreement, we are obligated to comply not only with the terms of that agreement, but also with laws and regulations that the Macau government might promulgate in the future. We cannot assure you that we will be able to comply with any such order or that any such order would not adversely affect our ability to construct or operate our Macau properties. If any disagreement arises between us and the Macau government regarding the interpretation of, or our compliance with, a provision of the subconcession agreement, we will be relying on the consultation process with the applicable Macau governmental agency described above. During any such consultation, however, we will be obligated to comply with the terms of the subconcession agreement as interpreted by the Macau government.

Our failure to comply with the subconcession in a manner satisfactory to the Macau government could result in the termination of the subconcession. Under our subconcession, we would not be compensated if the Macau government decided to terminate the subconcession because of our failure to perform. The loss of our subconcession would prohibit us from conducting gaming operations in Macau, which could have a material adverse effect on our operations and financial condition.

We will stop generating any revenues from our Macau gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macau government exercises its redemption right in 2017. Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all of our casino operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macau government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

Our Macau operations face intense competition, which could have a material adverse effect on our financial condition, results of operations or cash flows. The hotel, resort and casino businesses are highly competitive. See “—The Macau Market—Competition in Macau.” Our Macau operations currently compete with approximately 17 smaller casinos located in Macau. In addition, we expect competition to increase in the near future from local and foreign casino operators. SJM, which currently operates 16 of these 17 other gaming facilities in Macau, had a commitment to invest at least 4.7 billion patacas (approximately $571.1 million at exchange rates in effect on December 31, 2004) in gaming, entertainment, and related projects in Macau by December 2004. These projects include the upgrade of the Lisboa Hotel, Macau’s largest hotel with approximately 1,000 rooms, the development of a multimillion dollar Fisherman’s Wharf entertainment complex and a potential new casino hotel project. According to press reports, the managing director of SJM, Stanley Ho, has entered into an agreement with Publishing and Broadcasting Ltd., Australia’s biggest casino owner, under which Publishing and Broadcasting Ltd. will own a minority stake in Mr. Ho’s Park Hyatt hotel and casino development in Macau. In addition, MGM Mirage has recently announced that it has entered into a joint venture agreement with Mr. Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate a major hotel-casino resort in Macau, subject to entering into a subconcession with SJM and obtaining the approval of the Macau government.

In addition, a subsidiary of our competitor, Wynn Resorts, Ltd., a Las Vegas casino operation headed by Steve Wynn, has also received a concession from the Macau government, which requires it to construct and operate one or more casino gaming properties in Macau, including a full-service casino resort by the end of 2006, and to invest at least 4.0 billion patacas (approximately $486.0 million at exchange rates in effect on December 31, 2004) in Macau-related projects by June 27, 2009. Wynn Resorts, Ltd. has recently begun construction of a facility that would be comprised of an approximately 580-room hotel, a casino and other non-gaming amenities with a total estimated cost of $705.0 million as reported in its public filings. SJM and Wynn Resorts, Ltd. compete directly with our Macau operations.

Under its concession, Galaxy is also obligated to invest 4.4 billion patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in development projects in Macau by June 2012. Galaxy recently opened a small casino in Macau.

We will also compete to some extent with casinos located elsewhere in Asia, such as Malaysia’s Genting Highlands, as well as gaming venues in Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized and others may in the future legalize casino gaming, including Hong Kong, Singapore, Japan, Taiwan and Thailand. We also expect competition from cruise ships operating out of Hong Kong and other areas of Asia that offer gaming. The proliferation of gaming venues in Southeast Asia could significantly and adversely affect our financial condition, results of operations or cash flows.

The Macau government could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows. We hold a subconcession under one of only three gaming concessions authorized by the Macau government to operate casinos in Macau, and the Macau government is precluded from granting any additional gaming concessions until 2009. However, we cannot assure you that the laws will not change and permit the Macau government to grant additional gaming concessions before 2009. MGM Mirage has indicated that its joint venture will be seeking a subconcession under SJM’s existing concession. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

Our business could be adversely affected by the limitations of the pataca exchange markets and restrictions on the export of the renminbi. Our revenues in Macau are denominated in patacas, the legal currency of Macau, and Hong Kong dollars. Although currently permitted, we cannot assure you that patacas will continue to be freely exchangeable into U.S. dollars. Also, because the currency market for patacas is relatively small and undeveloped, our ability to convert large amounts of patacas into U.S. dollars over a relatively short period may be limited. As a result, we may experience difficulty in converting patacas into U.S. dollars.

We are currently prohibited from accepting wagers in renminbi, the currency of China. There are currently restrictions on the export of the renminbi outside of mainland China, including to Macau. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macau, inhibit the growth of gaming in Macau and negatively impact our gaming operations.

The Macau pataca is pegged to the Hong Kong dollar. Certain Asian countries have publicly asserted their desire to eliminate the peg of the Hong Kong dollar and the Chinese renminbi to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar, the Chinese renminbi and the Macau pataca will continue to be pegged to the U.S. dollar, which may result in severe fluctuations in the exchange rate for these currencies. We also cannot assure you that the current peg rate for these currencies will remain at the same level. Any change in such peg rate could have a material adverse effect on our ability to make payments on certain of our debt instruments. We do not currently hedge for foreign currency risk.

Certain gaming laws apply to our planned gaming activities and associations in other jurisdictions where we operate or plan to operate. Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the state of Nevada. We are required to comply with certain reporting requirements concerning our proposed gaming activities and associations occurring outside the state of Nevada, including Macau, Alderney and other jurisdictions. We will also be subject to disciplinary action by the Nevada Gaming Commission if we:

•	knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•	employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

In addition, if the Nevada State Gaming Control Board determines that one of our actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, we can be required by it to file an application with the Nevada Gaming Commission for a finding of suitability of such activity or association. If the Nevada Gaming Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, we will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that our gaming activities or associations in Macau or certain other jurisdictions where we operate are unsuitable; we may be prohibited from undertaking our planned gaming activities or associations in those jurisdictions.

The Macau gaming authorities exercise similar powers for purposes of assessing suitability in relation to our activities in jurisdictions outside of Macau.

Macau is susceptible to severe typhoons that may disrupt operations. Macau is susceptible to severe typhoons. Macau consists of a peninsula and two islands off the coast of mainland China. On some occasions, typhoons have caused a considerable amount of damage to Macau’s infrastructure and economy. In the event of a major typhoon or other natural disaster in Macau, our business may be severely disrupted and our results of operations could be adversely affected. Although we own insurance coverage with respect to these events, we cannot assure you that our coverage will be sufficient to fully indemnify us against all direct and indirect costs, including loss of business that could result from substantial damage to or partial or complete destruction of, our Macau properties or other damages to the infrastructure or economy of Macau.

ITEM 2.—PROPERTIES

We own an approximately 60-acre parcel of land on which the Venetian Casino Resort and Sands Expo Center sit and on which the Palazzo Casino Resort will be constructed. We own this parcel of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances and the security interests described below.

Las Vegas Sands Opco’s amended senior secured credit facility is, subject to certain exceptions, secured by a first priority security interest (subject to permitted liens) in substantially all of Las Vegas Sands Opco’s property. The Phase II mall construction loan is secured by first priority security interests in substantially all of the assets of Phase II Mall Subsidiary, LLC and Phase II Mall Holding, LLC. The Interface mortgage loan is secured by a first priority mortgage on the Sands Expo Center and by certain other related collateral.

We have received a concession from the Macau government to use a six-acre land site for the Sands Macao. We do not own the land site in Macau, however, the land concession, which will expire in 2028 and is renewable, grants us exclusive use of the land. The land concession requires us to pay a premium which is payable over a number of years. In addition, we are also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macau government. See the note entitled “Commitments and Contingencies—Macau Casino Projects” of our consolidated financial statements for more information on our payment obligation under this concession. We have applied for a land concession for the site on which the Macao Venetian Casino Resort will be constructed.

ITEM 3.—LEGAL PROCEEDINGS

In addition to the matters described below, we are party to various legal matters and claims arising in the ordinary course of business. We do not expect that the final resolution of these ordinary course matters will have a material adverse impact on our financial position, results of operations or cash flows.

Construction Litigation

The construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. pursuant to a construction management agreement and certain amendments thereto. The construction management contract established a final guaranteed maximum price of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to “scope changes”), the construction manager was responsible for any costs of the work covered by the construction management contract in excess of $645.0 million. The construction management contract also established a required “substantial completion” date (the date on which the construction of the Venetian Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that certain components of the Venetian Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of “scope changes” and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

The obligations of the construction manager under the construction management contract were guaranteed by Bovis, Inc., the construction manager’s direct parent at the time the construction management contract was entered into. Bovis’ obligations under the Bovis guaranty were guaranteed by The Peninsula and Oriental Steam Navigation Company, or P&O, a British public company and the construction manager’s ultimate parent at the time the construction management contract was entered into.

On July 30, 1999, Venetian Casino Resort, LLC filed a complaint against the construction manager and Bovis in the United States District Court for the District of Nevada. The action alleges breach of contract by the construction manager of its obligations under the construction management contract and a breach of contract by Bovis of its obligations under the Bovis guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. We amended this complaint on November 23, 1999 to add P&O as an additional defendant. In response to Venetian Casino Resort, LLC’s breach of contract claims against the construction manager, Bovis and P&O, the construction manager filed a complaint on August 3, 1999 against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the construction management contract and also alleges that Venetian Casino Resort, LLC defrauded the construction manager in connection with the construction of the Venetian Casino Resort. A quantum meruit claim is one, which seeks to abandon the contract and recovery for the reasonable value of services. This theory is sometimes pursued by contractors where they could not otherwise recover damages under the express terms and conditions of the contract. The construction manager seeks compensatory damages, attorney’s fees and costs and punitive damages. In the lawsuit, the construction manager claims that it is owed approximately $90.0 million from Venetian Casino Resort, LLC and its affiliates. This complaint was subsequently amended by the construction manager, which also filed an additional complaint against us relating to work done and funds advanced with respect to the contemplated development of the Palazzo Casino Resort. Simultaneously, commencing in March 2000, we and the construction manager engaged in arbitration proceedings ordered by the federal court to determine the cost and schedule impact of any changes in the scope of services of the construction manager under the construction management contract.

In connection with these disputes, as of December 31, 1999 the construction manager and its subcontractors filed mechanics liens against the Venetian Casino Resort for $145.5 million and $182.2 million, respectively. We believe that a major reason these lien amounts exceeded the construction manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the construction manager. We have purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the construction manager purchased bonds). As a result, there can be no foreclosure of the Venetian Casino Resort in connection with the claims of the construction manager and its subcontractors. However, we will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be finally judicially determined.

In June 2000, we purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of the Venetian Casino Resort. Under the insurance policy, we will insure the first $45.0 million of losses (excluding defense costs) and the insurer will insure defense costs and other covered losses up to next $80.0 million. The insurance policy provides coverage (subject to certain exceptions which could be material) for any amounts determined in the construction litigation to be owed to the construction manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by us during construction of the Venetian Casino Resort, and lien claims of, or acquired by, the construction manager as well as any defense costs.

On June 3, 2003, an approximate nine-month trial was concluded in the state court action when a jury returned a verdict, which awarded the construction manager approximately $44.0 million in additional costs under the construction management contract and awarded us approximately $2.0 million in damages for defective and incomplete work performed by the construction manager. The verdict also returned a defense verdict in our favor on the construction manager’s fraud claim, and denied the construction manager’s claim for punitive damages. The verdict did not address pre-judgment interest and reimbursement of attorneys’ fees and costs. Prior to the entry of the verdict, the state court judge dismissed the construction manager’s quantum meruit claim.

The judge in the state court action directed the clerk to file the verdict on December 24, 2003. It is unclear whether the filing of the verdict alone constitutes the entry of judgment under state law because the verdict has special interrogatories, which make the total amount of the judgment unclear. In an abundance of caution, both parties have treated the filing of the verdict as a final judgment and we have filed motions requesting that the state court reconsider the entry of the judgment and stay the verdict until the conclusion of the arbitration proceedings, which proceedings we contend must be considered in determination of any final award between the parties. The request for a stay was denied. We believe that the arbitration proceedings may result in the lowering of the verdict that was awarded to the construction manager in the state court action and may provide a basis to increase the amount that was awarded to us.

By orders dated and filed June 17 and July 19, 2004, the post trial motions were denied in all material respects. We have filed a notice of appeal to the Nevada Supreme Court and several motions for reconsideration to the trial court, which have not yet been ruled upon by the state court judge.

While there are pending subcontractor claims against the construction manager and us and related claims for indemnity by and against the construction manager, we believe that all such claims asserted against us in those actions should be subsumed within the verdict in the state court action and that our liability should be limited to the amount of any final judgment which may be ultimately entered in the state court action. If a judgment for the construction manager is entered on the verdict and such a judgment can be executed upon by the construction manager following the resolution of all appeals, we believe the payment of such a judgment will be applied towards satisfaction of the $45.0 million self-insured retention under the insurance policy. We intend to seek an elimination or reduction of the construction manager’s and its subcontractors’ mechanic’s liens in an amount to be consistent with any final judgment on the verdict.

Notwithstanding the entry of judgment in the state court action, we have continued to pursue certain claims in the arbitration proceedings to determine, among other things, the impact of certain changes, which determination by the arbitrator we believe may provide a basis for reducing the amount awarded to the construction manager in the state court action and raising the amount of the verdict for us or otherwise establishing offsetting claims for us against the construction manager. We also intend to pursue additional affirmative claims in the federal court action and in other proceedings that were not resolved by the verdict in the state court action. Because of the magnitude of the remaining open items in the arbitration proceedings, which we believe must be considered in any ultimate award between the parties, we are not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which we had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

Based on the judgment in the state court action and the remaining open items in the arbitration proceedings, we estimate that our range of loss in this matter is from zero (or a gain if all remaining matters are determined in our favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters) if we were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and that are not already included in the state court action. Such range of loss is before attorneys’ fees, costs and interest, which were awarded by the court by orders dated March 18, 2005 and March 21, 2005 in the amount of $19.7 million in prejudgment interest, $9.2 million in costs and $9.6 million in attorneys’ fees. We are appealing these awards as to both entitlement and amount. Substantially all of our attorneys’ fees and costs related to the defense and prosecution of claims arising out of the construction management agreement incurred since June 28, 2000 are being paid by an insurance company under a special insurance policy obtained to mitigate our losses. We incurred approximately $2.2 million in attorneys’ fees related to the construction litigation prior to June 28, 2000 that are not covered by insurance.

While the state court’s orders denying our post trial motions could be viewed as increasing the possibility that we will be exposed to loss in this litigation, there are appellate issues that we intend to pursue and ongoing arbitration proceedings that we believe will impact the amount of loss and /or any award to which we may be entitled.

There are two ways the state court judgment may change before it can be executed on by the construction manager. First, most of our credit claims under the contract were ordered to arbitration. We have already obtained interim credit awards of $5.1 million in arbitration related allowance reconciliations and credits for work that was required by the contract and never completed by the construction manager. In addition, we have claims of over $23.0 million, which will be submitted to arbitration within the next 12 months. The largest of these credit claims, in the amount of over $10.0 million, relates to the reconciliation of a contract allowance for credits due from the construction manager for workers’ compensation and general liability insurance provided to the construction manager and trade contractors by us under the owner controlled insurance program. The other credit claims principally relate to defective and incomplete work, which was completed by us after the construction manager stopped performing on the project. If we are successful in proving our remaining credit claims, the arbitration credit awards, in total, could offset up to $28.0 million of the verdict.

It is likely that certain elements of the verdict will be preempted because they are duplicative of items ordered to arbitration by federal court before the state court jury trial began. For example, the jury verdict includes an award of over $8.0 million for trade contractor overtime incurred by the construction manager. The arbitrator has found that the construction manager is entitled to an award of zero dollars for these exact same overtime claims. It is our position that the arbitration awards should be substituted for the portions of the verdict which overlap. In a March 30, 2004 hearing, the state court judge acknowledged that the verdict and the judgment on the verdict will need to be adjusted after the completion of the arbitrations.

Because of the possibility of offsetting credits that may be awarded in arbitration and the elimination of duplicative claims through the substitution of arbitration awards for the verdict, no single amount within the range of any loss can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded.

Litigation Relating to Sands Macao

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against us, Las Vegas Sands Opco, Mr. Adelson and William Weidner in the District Court of Clark County, Nevada. The suit asserts a cause of action for breach of an alleged agreement to pay a success fee of $5.0 million and 2% of the net profit from our Macau resort operations to the plaintiffs in connection with their alleged assistance in securing a gaming concession in Macau. This suit also alleges fraud and quantum meruit in connection with these allegations. The plaintiffs are seeking unspecified damages, punitive damages and other costs, although the plaintiffs claim that damages could be in excess of $100.0 million. This action is in a preliminary stage and our legal counsel is currently not able to determine the probability of the outcome of this action. We intend to defend it vigorously, and have filed a motion to dismiss the fraud and quantum meruit claims (the “Motion to Dismiss”) on behalf of all defendants and a motion for summary judgment on all claims on behalf of Las Vegas Sands Corp. but not Las Vegas Sands Opco. (the “Motion for Summary Judgment”). An Order was entered on March 1, 2005, dismissing the Motion to Dismiss without prejudice, dismissing Las Vegas Sands Corp. as a party without prejudice based on a stipulation to do so between the parties, dismissing the Motion for Summary Judgment as moot, and requiring the filing of an Answer by the remaining defendants within 30 days after service of an Amended Compliant by Plaintiffs.

Interface Group-Nevada Litigation

On October 17, 2003, Bear Stearns Funding, Inc. filed a lawsuit against Interface Group-Nevada. The plaintiff is seeking damages against Interface Group-Nevada for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon fee in connection with Interface Group-Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Group-Nevada has asserted six counter-claims against the plaintiff. The counterclaims against Bear Stearns allege that Bear Stearns’ sale of a subordinated component of the loan to a competitor constituted a breach of the loan agreement and a related agreement, that its transmission of information in connection with that sale constituted a misappropriation of Interface Group-Nevada’s trade secrets, and that it misrepresented to Interface Group-Nevada certain facts regarding the purchaser of the subordinated component. The counterclaims also allege that the Bear Stearns’ demand that Interface Group-Nevada purchase insurance not required by the loan agreement was motivated by Bear Stearns’ exclusion from participating in another financing, and that this action constituted a prima facie tort under New York law, and together with the other actions alleged in the counterclaims, constituted a breach of Bear Stearns’ duty of good faith and fair dealing. The counterclaims seek damages in an amount to be determined at trial but not less than $1.5 million, plus punitive damages of not less than $3.0 million on the fraud and prima facie tort causes of action. Interface Group-Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters. Plaintiff filed a Motion for Summary Judgment on the complaint seeking (i) judgment on the complaint in the approximate amount of $1.5 million plus interest, costs and attorneys fees, and (ii) dismissal of the counterclaims other than the two breach of contract counterclaims (the “Motion”). By Opinion and Order dated March 21, 2005, the Motion was denied in part and granted in part. The Court denied the request for judgment on the complaint, granted the request to dismiss the counterclaims alleging misappropriation of trade secrets, prima facie tort, and fraud, and granted the request to dismiss one of the two bases of the counterclaim alleging a breach of the covenant of good faith and fair dealing.

ITEM 4. —SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In November 2004, our sole shareholder approved by written consent the merger of Las Vegas Sands Opco with and into our subsidiary, Las Vegas Sands Mergerco, Inc., with Las Vegas Sands Opco surviving as our operating subsidiary. In the merger, each shareholder received 266.0327553 shares of our common stock in exchange for each share of Las Vegas Sands Opco common stock and each option to purchase one share of common stock of Las Vegas Sands Opco was converted into an option to purchase 266.0327553 shares of our common stock. In this consent, our shareholder also approved our current amended and restated articles of incorporation and bylaws, adopted the Las Vegas Sands Corp. 2004 Equity Award Plan (the “2004 Plan”), approved the assumption of the Las Vegas Sands Opco 1997 Fixed Stock Option Plan (the “1997 Plan”) and approved the compensation of non-employee directors.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the NYSE under the symbol “LVS”. The common stock commenced trading on December 15, 2004. The following table sets forth the high and low bid prices for the common stock on the NYSE for the fiscal quarter indicated.

	High	Low
2004 - Fourth Quarter	$53.00	$47.38

As of March 29, 2005, there were 68 holders of record of the common stock.

Dividends

We have not declared or paid any dividends since our formation in August 2004. We do not expect to pay dividends on our common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Our board of directors will determine whether to pay dividends in the future based on conditions then existing, including our earnings, financial condition and capital requirements, as well as economic and other conditions our board may deem relevant.

Las Vegas Sands Opco declared and accrued dividends of $4.2 million in 2003. In 2004, Las Vegas Sands Opco declared and paid $107.9 million of dividends as tax distributions to all of its stockholders at the time, including its principal stockholder. In 2004, Las Vegas Sands Opco also declared a $21.1 million dividend to its stockholders which dividend was paid in January 2005. These tax distributions were made in order to provide these stockholders with funds to pay taxes attributable to taxable income of Las Vegas Sands Opco (including taxable income of Las Vegas Sands Opco associated with the sale of the Grand Canal Shops mall) that flowed through to them by virtue of Las Vegas Sands Opco’s status as a subchapter S corporation for income tax purposes. Following its conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands Opco will no longer make these tax distributions.

Immediately prior to the July 29, 2004 acquisition of Interface Holding by Las Vegas Sands Opco, Interface Holding distributed approximately $15.2 million to its sole stockholder. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the principal stockholder of Interface Holding and $.4 million of certain fixed and other assets.

Our ability to declare and pay dividends on our common stock is subject to the requirements of Nevada law. In addition, we are a parent company with limited business operations of our own. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interest in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries’ ability to pay dividends to us is restricted under certain of their debt and other agreements.

Our subsidiaries’ long-term debt arrangements place material restrictions on those companies’ ability to pay cash dividends to the Company. This will restrict our ability to pay cash dividends other than from cash on hand at the Company. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Distributions” and “Item 8— Financial Statements and Supplementary Data—Notes to Financial Statements—Note 7—Long-Term Debt.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading “Equity Compensation Plan Information” in our 2005 definitive proxy statement for the Annual Meeting of Stockholders to be held on June 9, 2005, to be filed with the Commission is incorporated herein by reference.

Recent Sales of Unregistered Securities

The following relates to sale of equity securities that have occurred in the last fiscal year that have not been registered under the Securities Act:

In July 2004, options to purchase 11,474 shares of common stock of Las Vegas Sands Opco (3,052,460 shares of our common stock following the parent merger described below) with an exercise price of $1,500 per share ($5.64 per share following the parent merger described below) were granted under the 1997 Plan, which 1997 Plan we assumed in December 2004 in connection with our initial public offering. These options were issued to three executive officers and one employee of Las Vegas Sands Opco. These options vested immediately upon grant. Options to purchase 2,600,204 shares of Las Vegas Sands Opco common stock were exercised in 2004 under the 1997 Plan. Our principal stockholder was required to sell 478,859 of his own shares in satisfaction of these options. These options were granted and the shares issued in reliance on the exemptions from registration pursuant to Rule 701 and Section 4(2) under the Securities Act. A registration statement on Form S-8 was filed in 2005 with respect to the shares issued upon exercise of these options.

On December 15, 2004, options to purchase 2,185,783 shares of our common stock with an exercise price of $29 per share were granted under the 2004 Plan to employees, officers and directors of the Company and its subsidiaries. These options vest according to a vesting schedule set forth in the option agreement for each of the options. Options granted to executive officers generally vest 25% each year over a four year period from the date of grant. These options were granted in reliance on the exemptions from registration pursuant to Rule 701 and Section 4(2) under the Securities Act. A registration statement on Form S-8 was filed in 2005 with respect to the shares issuable upon exercise thereof of these options.

On July 29, 2004, Las Vegas Sands Opco issued Mr. Adelson 220,370 shares of its common stock as consideration for his sale to it of all of the capital stock of Interface Holding. These securities were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. These securities were converted into 58,625,638 shares of our common stock in the parent merger described below.

On December 17, 2004, Las Vegas Sands Opco merged with and into our subsidiary, Las Vegas Sands Mergerco, Inc. with Las Vegas Sands Opco surviving as our operating subsidiary (the “parent merger”). In this merger, holders of Las Vegas Sands Opco received an aggregate of 326,779,739 shares of our common stock and we received all of the outstanding shares of common stock of Las Vegas Sands Opco. Each holder received 266.0327553 shares of our common stock in exchange for each share of Las Vegas Sands Opco common stock. Each option to purchase one share of common stock of Las Vegas Sands Opco was converted into an option to purchase 266.0327553 shares of our common stock. These shares and options were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. We had 14 stockholders at the time who were officers, directors, former senior officers, and trusts for the benefit of such persons and their families and were all accredited or sophisticated investors. Appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Uses of Proceeds from Registered Securities

On December 20, 2004, we issued all of the 27,380,953 shares of our common stock we registered in an initial public offering at an offering price of $29.00 per share. The aggregate offering price of the common stock sold (including the exercise by the managing underwriters of their over-allotment option) resulted in gross proceeds of $794.0 million and net proceeds of approximately $739.2 million to us after deducting underwriting discounts and commissions of $49.6 million and related offering expenses of $5.2 million none of which was paid to the underwriters. The managing underwriters for the offering were Goldman, Sachs & Co., Citgroup, JP Morgan, Lehman Brothers, Merrill Lynch & Co, UBS Investment Bank, and Jeffries & Company, Inc. None of the expenses we incurred in connection with the offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of our equity securities or to our affiliates (collectively “Related Parties”). The foregoing information is being provided with regard to our initial public offering December 14, 2004.

We used $327.3 million of the net proceeds from the our initial public offering to redeem approximately $291.1 million in principal amount of Las Vegas Sands Opco’s 11% mortgage notes due 2010 and to pay $36.2 million in related premiums and accrued interest and expenses. None of the amounts paid to redeem the 11% mortgage notes were paid to Related Parties. We consider the repurchase of the 11% mortgage notes to be a general corporate purpose.

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data set forth below should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statements of operations and cash flow data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations and cash flow data for the year ended December 31, 2001 and the balance sheet data at December 31, 2002 are derived from the Company’s audited financial statements that do not appear herein. The statements of operations and cash flow data for the year ended December 31, 2000 and the balance sheet data at December 31, 2001 and 2000 are derived from the Company’s unaudited consolidated financial information. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2004(1)	2003	2002	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues(1)	$1,258,570	$736,610	$657,544	$629,567	$687,495
Promotional allowances	(61,514)	(44,856)	(34,208)	(42,594)	(46,296)

Net revenues	1,197,056	691,754	623,336	586,973	641,199
Operating expenses	(578,588)	(505,628)	(463,401)	(456,771)	(490,239)

Operating income	618,468	186,126	159,935	130,202	150,960
Interest expense, net	(130,337)	(120,317)	(121,432)	(119,007)	(131,313)
Other income (expense)	(131)	825	1,045	(1,938)	—
Loss on early retirement of debt (2)	(6,553)	—	(51,392)	(1,383)	(2,785)

Income (loss) before income taxes	481,447	66,634	(11,844)	7,874	16,862
Benefit for income taxes	13,736	—	—	—	—

Net income (loss)	$495,183	$66,634	$(11,844)	$7,874	$16,862

Per Share Data(3)
Basic earnings (loss) per share	$1.52	$0.21	$(0.04)	$0.02	$0.05

Diluted earnings (loss) per share	$1.52	$0.20	$(0.04)	$0.02	$0.05

Dividends declared per share	$0.44	$0.01	$—	$—	$—

OTHER DATA
Capital expenditures	$465,748	$279,948	$136,740	$56,025	$30,677

	As of December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Total assets	$3,601,478	$1,917,035	$1,606,762	$1,363,555	$1,327,050
Long-term debt	$1,485,064	$1,525,116	$1,343,762	$945,431	$1,000,672
Stockholders’ equity	$1,316,001	$162,108	$100,384	$112,187	$103,594

(1)	The Sands Macao Casino opened May 18, 2004.

(2)	In April 2002, the Financial Accounting Standards Board (“FASB”) issued statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations to the extent they do not meet the requirements of APB Opinion No. 30. The Company has adopted SFAS 145 and no longer present losses on early retirements of debt as an extraordinary item. Accordingly, prior period losses on early retirement of debt have been reclassified to other income (expense) to conform to this new presentation in the accompanying table.

(3)	Net income (loss) per share and shares outstanding for all periods presented retroactively reflect the impact of the Company’s first quarter 2002 stock split and 2004 pre-IPO stock split. The 2002 stock split increased the number of shares of common stock outstanding from 246,080,299 to 266,032,755. The 2004 acquisition of Interface Holding from our principal stockholder increased the number of shares to 326,188,348. The 2004 IPO and stock option exercises increased the number of shares by 28,910,907 shares to 354,160,692. The impact of outstanding options to purchase 1,463,180 shares of the Company’s common stock has not been included in the computation of diluted earnings (loss) per share for the year ended December 31, 2002, as their impact would have been antidilutive. There were no options outstanding for the years 1999 through 2001.

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, and the notes thereto and other financial information included in this offering circular. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “—Disclosure Regarding Forward-Looking Statements.”

General

We own and operate the Venetian Casino Resort and the Sands Expo and Convention Center in Las Vegas, Nevada, and the Sands Macao Casino in Macau, China, a special Administrative Region of the People’s Republic of China. We are also developing two additional casino resorts: the Palazzo Casino Resort, which will be adjacent to and connected with the Venetian Casino Resort, and the Macao Venetian Casino Resort in Macau.

We currently offer hotel, gaming, dining, entertainment, retail, and spa and other amenities at the Venetian Casino Resort and convention and trade show space at the Sands Expo Center in Las Vegas and gaming, dining and VIP suites at the Sands Macao. Approximately 56.3% of our gross revenues in 2004 were derived from gaming and 24.8% of our gross revenues in 2004 were derived from hotel rooms. The percentage of gaming revenue for the Venetian Casino Resort is one of the lowest on the Las Vegas Strip, which refers to the area of Las Vegas where most of the major resort hotels are located, because of our emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. From its opening through December 31, 2004, 95.6% of the Sands Macao’s gross revenue was derived from gaming activities with the remainder primarily derived from food and beverage.

Las Vegas has continued to experience an upward trend in total visitation, convention, and trade show attendees, as well as gaming win, hotel occupancy and hotel average daily room rates. In particular, Las Vegas has experienced an increase in visitors arriving by air. The population in the southwest area of the United States, including Las Vegas, also has grown. The population of Clark County has doubled in the last thirteen years, from approximately 770,280 in 1990 to approximately 1,715,337 in 2004. The Venetian Casino Resort/Sands Expo Center complex has benefited from these trends along with low interest rates during 2004 and 2003.

The Macau gaming market has continued to benefit from a combination of macroeconomic and demographic drivers and government-sponsored infrastructure and visitation programs in China, Macau’s key feeder market. The Chinese economy has grown at a compounded annual growth rate of 12.6% between 1993 and 2003, which has resulted in significant growth in wealth throughout the country, especially in the country’s expanding middle class. In addition, domestic travel within China, including its Special Administrative Regions, continues to grow substantially as the country continues to liberalize its travel laws. For example, Chinese visitation to Macau has grown from approximately 245,300 visitors in 1994 to 9.5 million visitors in 2004.

Las Vegas Projects

We completed an addition to the Venetian Casino Resort during the second quarter of 2003, which we refer to as the Phase IA addition. The Phase IA addition opened for business on June 26, 2003. The Phase IA addition included the 1,013-room Venezia hotel tower on top of the Venetian Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space as an expansion of our Congress Center meeting and conference facility. The total construction cost of the Phase IA addition was approximately $275.0 million, excluding $9.0 million to expand the Venetian Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC plant”) to accommodate the Phase IA addition.

We have begun extensive design and planning work for, and have completed demolition and commenced excavation on the site of, the Palazzo Casino Resort. During the fourth quarter of 2004, we paid $69.9 million of the development cost of the Palazzo Casino Resort and as of December 31, 2004, we had paid approximately $176.2 million in design, development and construction costs for the Palazzo Casino Resort and the Phase II mall. The Palazzo Casino Resort is expected to open during the second quarter of 2007 and is expected to cost us approximately $1.6 billion, (exclusive of land) of which the Phase II mall is expected to cost us approximately $275.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in the Palazzo Casino Resort. On August 20, 2004, Las Vegas Sands Opco and Venetian Casino Resort, LLC entered into a $1.010 billion senior secured credit facility to, among other things, finance the Palazzo Casino Resort construction costs, and on September 30, 2004, subsidiaries of the Company entered into a $250.0 million construction loan to fund a portion of the Phase II mall construction costs. The senior secured credit facility was amended in February 2005 in order to enhance the Company’s financial flexibility—see “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements—Note 15—Subsequent Events.” We intend to fund the development and construction of the Palazzo Casino Resort at its current budget of $1.6 billion (exclusive of land and certain incentives) with a combination of the remaining $308.3 million of net proceeds from the sale of The Grand Canal Shops, operating cash flow, proceeds from the amended senior secured credit facility, proceeds from the Phase II mall construction loan and other debt financings, and if necessary, proceeds from our initial public offering.

Macau Projects

We own and operate the Sands Macao Casino, a Las Vegas-style casino in Macau. We opened the main portion of the Sands Macao on May 18, 2004 and opened the remainder of the Sands Macao, including 42 additional table games, four restaurants, two spas, entertainment venues, and 49 high-end suites, during late August 2004. The total cost of developing, constructing, and operating the Sands Macao, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, was approximately $265.0 million. In February 2005, we opened the Pearl Room, transforming unfinished space adjacent to the Sands Macao casino floor into approximately 17,000 square feet of additional casino space that includes 40 additional tables and 180 additional slot machines.

In addition to the Sands Macao, we also plan to build the Macao Venetian Casino Resort, an all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of our Las Vegas property. We currently estimate that the cost for the Macao Venetian Casino Resort will be approximately $1.8 billion. Under the subconcession agreement, we are obligated to develop and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in various development projects in Macau by June 2009. We expect that the cost of the Sands Macao and the construction of the Macao Venetian Casino Resort will satisfy these investment obligations, but we will need an extension of the June 2006 construction deadline for the Macao Venetian Casino Resort, which we currently expect to open in the first quarter of 2007. See “—Capital and Liquidity” and Item 1—”Risk Factors—we are required to make substantial additional investments in Macau and build and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities developed under the subconcession”. The Company currently plans to seek an extension of this deadline. Through December 31, 2004, we paid capital expenditures of $253.0 million in connection with our Macao projects.

The Grand Canal Shops Mall

On April 12, 2004, we entered into an agreement with GGP to sell the Grand Canal Shops mall and lease certain restaurant and other retail assets of the Venetian Casino Resort for approximately $766.0 million. The Grand Canal Shops mall sale was completed on May 17, 2004 and Las Vegas Sands Opco realized a net gain of $417.6 million in connection with the sale. We used a portion of the proceeds from the sale of the Grand Canal Shops mall to repay all of our outstanding indebtedness under our $120.0 million secured mall facility, repurchase $6.4 million in principal amount of the outstanding 11% mortgage notes pursuant to an asset sale offer, make a tax distribution of $100.0 million to our stockholders and make incentive payments of $63.2 million to our executive officers, Messrs. Adelson, Weidner, Stone and Goldstein. The Company was required to defer a portion of the gain from the sale of the Grand Canal Shops mall. First, the Company deferred $109.2 million of the gain from the transaction deemed prepaid operating lease payments. This deferral related to 19 spaces currently occupied by various tenants and which we leased to GGP for an annual rent of one dollar per year under an 89-year operating lease. GGP assumed, and is entitled to rent payments under, the tenant leases for these 19 spaces. This deferred amount is amortized over the 89-year lease term on a straight-line basis. Second, the Company deferred $77.2 million, which constitutes the estimated net present value of payments we make to GGP under three lease back arrangements. Under these arrangements we:

•	leased the C2K Showroom space located within the Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial annual fixed minimum rent of $3.3 million per year;

•	leased the gondola retail store and the canal space located within the Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial annual fixed minimum rent of $3.5 million; and

•	leased certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual fixed minimum rent of $860,350.

The three lease payments described above are subject to automatic increases of 5% beginning on the sixth lease year and each subsequent fifth lease year thereafter. The net present value of these lease payments is $77.2 million. Under GAAP, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

The Company is party to three tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $14.6 million as of December 31, 2004. Under the Grand Canal Shops mall sale agreement, we continue to be obligated to fulfill the lease termination and asset purchase agreements. Our remaining obligations under the first agreement required us to pay a tenant 27 annual payments of $400,000 beginning in 2004. Our remaining obligations under the second agreement required us to pay 15 monthly payments totaling $10.0 million beginning January 1, 2004 plus interest at 6% per annum. Our remaining obligations under the third agreement required us to pay quarterly payments of $62,500 beginning in 2004 for ten years.

As part of the Grand Canal Shops mall sale, the Company entered into an agreement with GGP to construct and sell the Phase II mall. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is .06 for every dollar of net operating income up to $38.0 million and .08 for every dollar of net operating income above $38.0 million. On the date the Phase II mall opens to the public, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250.0 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II mall’s opening date based on the formula described in the first two sentences of this paragraph. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period. We have formed a separate subsidiary to develop and own the Phase II mall, which we refer to as the Phase II Mall Subsidiary. The Phase II mall is expected to cost approximately $275.0 million (excluding incentive payments to certain of our executives described below). In addition, we expect tenants will make significant additional expenditures to build out stores and restaurants in the Palazzo Casino Resort. On September 30, 2004, subsidiaries of the Company entered into a $250.0 million construction loan to finance the construction of the Phase II mall. We expect to finance the Phase II mall construction costs with the proceeds from that loan and an approximately $25.0 million investment from us.

In July 2004, the Phase II Mall Subsidiary paid one-time incentive payments to certain of our executives in the aggregate amount of $63.2 million. These incentive payments were paid to our executives for the significant value they created for our company in connection with securing the financing of the Phase II mall and arranging for the sale of the Phase II mall.

Interface Holding Acquisition

On July 29, 2004, the Company acquired all of the capital stock of Interface Holding from our principal stockholder in exchange for 220,370 shares of common stock (58,625,638 shares of our common stock after our initial public offering stock split). At the time of the acquisition, Interface Holding indirectly owned the Sands Expo Center and directly held a redeemable preferred interest in Venetian Casino Resort, LLC, which had a balance of $255.2 million as of July 29, 2004. We ceased accrual of the redeemable preferred return as of July 29, 2004 and retired the redeemable preferred interest in February 2005. Following this acquisition, we made an equity contribution of approximately $27.0 million to Interface Group-Nevada, the direct owner of the Sands Expo Center. On July 30, 2004, Interface Group-Nevada entered into a $100.0 million mortgage loan and used proceeds from the loan and a portion of the equity contribution to repay in full the amounts outstanding under its $124.3 million prior mortgage loan and to pay related fees and expenses.

Our historical financial statements have been restated due to the acquisition on July 29, 2004 of all of the common stock of Interface Holding from the principal stockholder. We have accounted for this acquisition as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

Other Development Projects

We have entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom and are in discussions with several others to build entertainment and gaming facilities in major cities. During the twelve months ended December 31, 2004, we incurred and expensed $11.2 million in relation to our subsidiary in the United Kingdom for predevelopment activities in the United Kingdom.

Initial Public Offering

On December 20, 2004, we issued 27,380,953 shares of our common stock in an initial public offering at an offering price of $29.00 per share. Our initial public offering resulted in net proceeds of approximately $739.2 million to us after deducting underwriting discounts and commissions and related offering expenses payable by us.

Debt Refinancing

During February 2005, the Company refinanced a significant portion of its indebtedness, including issuing $250.0 million of 6.375% senior notes due 2015, amending the senior secured credit facility to increase term loans by $400.0 million and increasing the size of its revolving loan facility to $450.0 million among other changes. The Company used $327.3 million of its IPO proceeds, $244.8 million of net proceeds from its senior notes offering and a portion of the increase in the senior secured bank credit facility to retire all of the $843.6 million principal amount of 11% mortgage notes. These transactions are expected to result in a pre-tax charge from loss on early retirement of indebtedness of approximately $132.6 million during the first quarter of 2005. See Notes to Financial Statements “Note 15—Subsequent Events”.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	We maintain an allowance, or reserve, for doubtful accounts at our operating casino resorts, the Venetian and the Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts, while specific write-offs decrease and recoveries increase the allowance for doubtful accounts respectively. We regularly evaluate the allowance for doubtful accounts. At the Venetian where credit or marker play is significant we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customers financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At the Sands Macao where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly during 2004 because the Sands Macao table games play is primarily cash play, while the Venetian credit table games play represents approximately 55% of total table games play. Our estimate of the provision for doubtful accounts was $8.0 million during 2004 as compared to $8.1 million and $21.4 million for the years 2003 and 2002, respectively.

•	We maintain accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate we should adjust the assumptions utilized, we will reduce or provide for additional accruals as appropriate.

•	We are subject to various claims and legal actions, including lawsuits with our construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Venetian Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. It is reasonably possible that this position could change in the near term as arbitration proceedings are concluded, and the amount of any such change could be material. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•

At December 31, 2004, we had net property and equipment of $1.8 billion, representing 48.8% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes FASB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first interim or annual reporting period that begins after June 15, 2005. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. This statement will apply to us as of July 1, 2005. We currently expect to adopt this standard on that date using a Black-Scholes model. Under the Black-Scholes model, we expect to expense the cost of share-based compensation awards issued after July 1, 2005. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on July 1, 2005 for which the requisite service has not been rendered as the requisite service is rendered on or after July 1, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

Summary Financial Results

The following table summarizes the Company’s results of operations:

	Year Ended December 31,
	(in thousands except percentages)
	2004	Percent Change	2003	Percent Change	2002
Net revenues	$1,197,056	73.0%	$691,754	11.0%	$623,336
Operating income	618,468	232.3%	186,126	16.4%	159,935
General and administrative expenses	173,088	37.2%	126,134	11.7%	112,913
Income (loss) before income taxes	481,447	622.5%	66,634	662.6%	(11,844)
Net income (loss)	495,183	643.1%	66,634	662.6%	(11,844)

	Percent of Net Revenues Year Ended December 31,
	2004	2003	2002
Operating income	51.7%	26.9%	25.7%
General and administrative expenses	14.5%	18.2%	18.1%
Income (loss) before income taxes	40.2%	9.6%	-1.9%
Net income (loss)	41.4%	9.6%	-1.9%

Our historical financial results during the twelve months ended December 31, 2004 will not be indicative of our future results, among other things, for the following items which are not anticipated to occur to this magnitude in the near future: we sold the Grand Canal Shops mall on May 17, 2004; we paid incentive payments of $63.2 million related to the Phase II Mall sale to certain of our executives in July 2004; we incurred a loss on disposal of assets of $31.6 million; and incurred a stock-based compensation charge of $49.2 million related to our initial public offering.

Key operating revenue measurements

The Venetian Casino Resort’s operating revenue is dependent upon the volume of customers that stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not expected to be material for the Sands Macao. Sands Macao visitors arrive by ferry, automobile, airplane, or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao.

The following are the key measurements we use to evaluate operating revenue.

Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Revenue per available room represents a summary of hotel average daily room rates and occupancy.

Casino revenue measurements include table games drop and slot handle, which are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage as measured as a percentage of table game drop of 20.0% to 21.0% and slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, slot machine play at the Venetian Casino Resort is conducted on a cash basis, while the Venetian Casino Resort’s table games revenue is approximately 55.0% from credit based guests wagering. The Sands Macao table game and slot machine play is conducted primarily on a cash basis.

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Operating Revenues

The breakdown of the Company’s net revenues is as follows:

	Year Ended December 31,
	(in thousands, except percentages)
	2004	2003	Percent Change
Net Revenues
Casino	$708,564	$272,804	159.7%
Rooms	312,003	251,397	24.1%
Food and beverage	121,566	80,207	51.6%
Sands Expo Center	57,691	52,960	8.9%
Grand Canal Shops	15,977	39,374	-59.4%
Retail	9,068	8,623	5.2%
Other	33,701	31,245	7.9%

	$1,258,570	$736,610	70.9%
Less—Promotional Allowances	(61,514)	(44,856)	37.1%

Total net revenues	$1,197,056	$691,754	73.0%

Consolidated net revenues in 2004 were $1.197 billion, representing an increase of $505.3 million or 73.0% when compared with $691.8 million of consolidated net revenues during 2003. The increase in net revenues primarily was due to:

•	an increase of casino revenue of $435.8 million, primarily due to the opening of the Sands Macao. We do not think the magnitude of this increase is a trend because it was related to the opening of the Sands Macao. The table games win percentage was within the statistically expected range during the twelve months ended December 31, 2004 and 2003, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered;

•	an increase in room revenue of $60.6 million as a result of adding an additional 1,013 new hotel rooms during June 2003 as part of the Phase IA addition project, an increase in average daily hotel room rates and a slight increase in hotel room occupancy; and

•	an increase in food and beverage revenue of $41.4 million, which resulted from increased banquet revenues at the Venetian Casino Resort.

These increases were offset by:

•	a decrease in Grand Canal Shops mall revenues to $16.0 million during 2004 as compared to $39.4 million during 2003 due to the sale of the Grand Canal Shops mall and lease of certain other retail and restaurant venues on May 17, 2004; and

•	an increase in promotional allowances from $44.9 million during 2003 to $61.5 million in 2004, as a result of opening of the Sands Macao.

Casino revenues were $708.6 million in the year ended December 31, 2004, an increase of $435.8 million or 159.7% from 2003. The increase was attributable to several factors, including:

•	the opening of the Sands Macao on May 18, 2004, table games drop (volume) at the Sands Macao for the period open during 2004 of $2.387 billion, Sands Macau casino win for the period open during 2004 of $362.6 million;

•	an increase in table games drop (volume) at the Venetian Casino Resort to $1.023 billion for the twelve months ended December 31, 2004 from $829.0 million for the twelve months ended December 31, 2003, primarily as a result of increased casino marketing efforts. Future increases will depend on growth in visitors to Las Vegas and marketing efforts aimed at high-end gaming customers; and

•	an increase in slot handle (volume) at the Venetian Casino Resort in the twelve months ended December 31, 2004 to $2.085 billion from $1.902 billion during the same period of 2003 (slot machine win percentage at the Venetian Casino Resort as a percentage of slot handle was within the statistically expected range during both 2004 and 2003).

The Venetian Casino Resort maintained an average daily room rate of $220 in 2004 as compared to $204 in 2003. The Venetian Casino Resort generated revenue per available room of $213 during 2004 as compared to $195 during 2003. Room revenues during 2004 were $312.0 million, representing an increase of $60.6 million or 24.1% when compared to $251.4 million during 2003. The increase in room revenues was the result of an increase in the number of hotel rooms after the opening of the Venezia tower on June 26, 2003, an increase in the average daily room rate and a slight increase in room occupancy from 96.0% to 97.0% in 2003 and 2004, respectively.

Food and beverage revenues were $121.6 million during 2004, representing an increase of $41.4 million or 51.6% compared to $80.2 million for 2003. The increase was attributable to the additional hotel rooms, higher room occupancy, and increased banquet spaces.

Retail and other revenues increased $2.9 million or 7.3% to $42.8 million in 2004 from $39.9 million in 2003. The increase was primarily attributable to the new hotel rooms at the Venetian Casino Resort.

Operating Expenses

Variations in our operating expenses are generally based upon volume of guests staying in the hotel and utilizing the Venetian Casino Resort’s amenities, including the casino, food and beverage, spa and retail outlets. Operating expenses not related to the operations of the Venetian Casino Resort, such as corporate, pre-opening and pre-developmental expenses are not based upon guests of the Venetian Casino Resort but on strategic decisions related to new opportunities for our company such as in Macau and other jurisdictions.

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	(in thousands, except percentages)
	2004	2003	Percent Change
Operating Expenses
Casino	$340,241	$128,170	165.5%
Rooms	77,249	64,819	19.2%
Food and beverage	64,176	40,177	59.7%
Retail and other	60,055	53,556	12.1%
Provision for doubtful accounts	7,959	8,084	-1.5%
General and administrative	173,088	126,134	37.2%
Corporate	126,356	10,176	1,141.7%
Rental expense	12,033	10,128	18.8%
Pre-opening and developmental expense	33,926	10,525	222.3%
Depreciation and amortization	69,432	53,859	28.9%
Loss on disposal of assets	31,649	—	—
Gain on sale of Grand Canal Shops	(417,576)	—	—

Total operating expenses	$578,588	$505,628	14.4%

The increase in operating expenses was attributable to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao, increased pre-opening and developmental expense associated with developmental activities in the United Kingdom and Macau, increased general and administrative costs, partially offset by the sale of the Grand Canal Shops mall. Pre-development expenses in the United Kingdom primarily consisted of legal and consulting fees, travel, and preliminary design costs related to our agreements to develop and lease gaming entertainment facilities with two prominent football clubs in the United Kingdom and discussions with several others to build entertainment and gaming facilities in major cities.

Casino department expenses increased $212.1 million or 165.5% primarily as a result of the additional casino expenses related to the opening of the Sands Macao and as a result of increased slot machine volume and increased table games marketing cost at the Venetian Casino Resort. Of the $212.1 million increase in casino expenses, $157.1 million was due to the 39.0% gross win tax on casino win in Macau. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macau. Room department expense increased $12.4 million or 19.2% as a result of slightly higher room occupancy costs. Food and beverage expense increased $24.0 million or 59.7% as a result of increased food and beverage sales at the Venetian Casino Resort and the opening of the Sands Macao. General and administrative cost increased $47.0 million or 37.2% primarily as the result of the opening of the Sands Macao and increased utility costs, legal expenses, management bonus program and property taxes at the Venetian Casino Resort.

Pre-opening and developmental expense was $33.9 million for the twelve months ended December 31, 2004, representing an increase of $23.4 million or 222.3% compared to $10.5 million for the twelve months ended December 31, 2003. The increase was primarily a result of our developmental activities in Macau and the United Kingdom.

Depreciation and amortization expense increased from $53.9 million in 2003 to $69.4 million during 2004. As the result of placing into service the Venezia tower at the Venetian Casino Resort and the Sands Macao.

Corporate expenses increased $116.2 million, primarily as a result of the payment of incentive payments of $63.2 million to certain of our executives in July 2004 paid from the Phase II Mall Subsidiary and $49.2 million of stock-based compensation expense resulting from the grant of 3,052,460 stock options with an exercise price of $5.64 per share during July 2004. The fair value of the common stock at the dates of grant for these stock options was originally estimated by management based principally upon a May 31, 2004 valuation of the fair value of the common stock of the Company by an unaffiliated valuation specialist. We did not deem it necessary to obtain an additional third party valuation at the time of the option grants in July because we had already received an independent valuation as of a date (May 31) very close in time to the option grant dates. However, in retrospective review and given the proximity of the July 2004 grant dates to our initial public offering date, we believed at the time we prepared our third quarter financial statements that the fair value of the common stock of $21.77 per share, based upon the mid-point of a preliminary estimated range for the proposed valuation in connection with our initial public offering, was the best estimate of the fair value of the common stock underlying the options at their date of grant. As a result, the intrinsic value of the 3,052,460 fully vested options granted during the year ended December 31, 2004 of $49.2 million ($16.13 per share) was recorded as corporate expense. The principal factors used to determine the mid-point of the preliminary estimated range of the shares sold in our initial public offering were (i) the projections of our three operating properties, the Venetian Casino Resort, the Sands Macao and the Sands Expo Center, and two future projects, the Macau Venetian Casino Resort and the Palazzo Casino Resort, (ii) the trading multiples of gaming, hospitality and other leisure industry companies and (iii) discount rates appropriate for comparable projects. The preliminary estimated mid-point of the range of $21.77 per share was updated to be $29.00 per share in conformity with the final price per share for the initial public offering of our common stock. Such update for the finial price had no impact on the compensation expense charge previously taken by us.

Fixed payment obligations (rent expense) primarily related to the HVAC Plant for 2004 were $12.0 million, including $9.9 million for the Venetian Casino Resort, $0.8 million for the Sands Expo Center, $0.5 million for the Sands Macao and $0.8 million for the Grand Canal Shops mall. Fixed payment obligations were $10.1 million during 2003, including $7.6 million for the Venetian Casino Resort, and $2.5 million for the Grand Canal Shops mall.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	(in thousands, except percentages)
	2004	2003
Interest cost	$142,678	$128,082
Less: Capitalized interest	(4,601)	(5,640)

Interest expense, net	$138,077	$122,442

Cash paid for interest, net of amounts capitalized	$128,641	$118,030
Average total debt balance	$1,620,134	$1,465,908
Weighted average interest rate	7.4%	8.4%

Interest expense net of amounts capitalized was $138.1 million for 2004, compared to $122.4 million in 2003. Of the net interest expense incurred during 2004, $120.3 million was related to the Venetian Casino Resort (excluding the Grand Canal Shops mall), $2.7 million was related to the Grand Canal Shops mall, $7.0 million for the Sands Expo Center and $8.1 million was related to the Sands Macao. The increase in interest expense was attributable to increased borrowings associated with the construction of the Sands Macao and the Palazzo Casino Resort in Las Vegas.

Interest income was $7.7 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively. The increase was due to an increase in cash balances, a portion of which resulted from the completion of the initial public offering in December 2004.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Operating Revenues

The breakdown of our net revenues is as follows:

	Year Ended December 31,
	(in thousands, except percentages)
	2003	2002	Percent Change
Net Revenues
Casino	$272,804	$256,484	6.4%
Rooms	251,397	206,706	21.6%
Food and beverage	80,207	67,645	18.6%
Sands Expo Center	52,960	54,314	-2.5%
Grand Canal Shops	39,374	36,493	7.9%
Retail	8,623	8,030	7.4%
Other	31,245	27,872	12.1%

	$736,610	$657,544	12.0%
Less - Promotional Allowances	(44,856)	(34,208)	31.1%

Total net revenues	$691,754	$623,336	11.0%

Consolidated net revenues in 2003 were $691.8 million, representing an increase of $68.4 million or 11.0% when compared with $623.3 million of consolidated net revenues during 2002. The increase in net revenues was due to:

•	an increase of casino revenue of $16.3 million, primarily as a result of increased table game and slot machine revenue due to the addition of 1,013 new hotel rooms at the Venetian Casino Resort during June 2003. We do not think this increase is a trend because it was related to the addition of hotel room capacity. Until the opening of the Palazzo Casino Resort, future increases will more closely track visitor growth to Las Vegas and growth in the number of convention and trade show attendees at the Venetian Casino Resort;

•	an increase in room revenue of $44.7 million as a result of adding an additional 1,013 new hotel rooms during June 2003 as part of the Phase IA addition project, an increase in average daily hotel room rates and a slight increase in hotel room occupancy;

•	an increase in food and beverage revenue of $12.6 million from the additional rooms and the associated increased banquet revenues; and

•	an increase in other revenues to $132.2 million during 2003 as compared to $126.7 million during 2002.

Casino revenues were $272.8 million in the year ended December 31, 2003, an increase of $16.3 million or 6.4% from 2002. The increase was attributable to several factors, including that the slot handle (volume) at the Venetian Casino Resort in 2003 increased to $1.902 billion from $1.658 billion during 2002, primarily as a result of adding 1,013 new hotel rooms (slot machine win percentage as a percentage of slot handle was within a normal range during 2003 and 2002); offset by more stringent table games marketing parameters during 2003 that resulted in decreased table games volume. We use marketing parameters to determine to whom we extend invitations and discounts and complimentaries to participate in table games. We extend invitations, discounts, and complimentaries after considering marketing parameters such as past history with us and collection history at other casinos, other research as to credit worthiness, such as credit rating agencies and bank accounts as well as the length of time a customer is expected to play at the casino during any one visit, the type of game played, the customer’s previous gaming history with the casino and the customer’s skill level. In 2003, we made our table games marketing parameters more stringent to reduce lower margin table game business. Table games drop (volume) decreased to $829.0 million in 2003 from $867.3 million during 2002. Table game win as a percentage of table games drop was within a normal range during both 2003 and 2002 (table games and slot machine win percentage is reasonably predictable over time, but may vary considerably during shorter periods).

The Venetian Casino Resort maintained an average daily room rate of $204 in 2003 as compared to $196 in 2002. The Venetian Casino Resort generated revenue per available room of $195 during 2003 as compared to $187 during 2002. Room revenues during 2003 were $251.4 million, representing an increase of $44.7 million or 21.6% when compared to $206.7 million during 2002. The increase in room revenues was the result of an increase in the number of hotel rooms, after the opening of the Venezia tower on June 26, 2003, an increase in the average daily room rate and a slight increase in room occupancy from 95.6% to 96.0% in 2002 and 2003, respectively.

Food and beverage revenues were $80.2 million during 2003, representing an increase of $12.6 million or 18.6% compared to $67.6 million for 2002. The increase was attributable to the additional hotel rooms and higher room occupancy.

The Sands Expo Center revenues were $53.0 million during 2003, compared to $54.3 million during 2002.

The Grand Canal Shops mall revenues were $39.4 million during 2003, compared to $36.5 million during 2002. The 7.9% increase was attributable to higher foot traffic, additional tenants and increased proceeds from rents calculated on tenant gross revenues.

Retail and other revenues increased $4.0 million or 11.1% to $39.9 million in 2003 from $35.9 million in 2002. The increase was primarily attributable to the new hotel rooms.

Operating Expenses

Variations in our operating expenses are generally based upon volume of guests staying in the hotel and utilizing the Venetian Casino Resort’s amenities, including the casino, food and beverage, spa and retail outlets. Operating expenses not related to the operations of the Venetian Casino Resort, such as corporate, pre-opening and pre-developmental expenses are not based upon guests of the Venetian Casino Resort but on strategic decisions as to new opportunities for our company such as in Macau.

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	(in thousands, except percentages)
	2003	2002	Percent Change
Operating Expenses
Casino	$128,170	$118,843	7.8%
Rooms	64,819	53,435	21.3%
Food and beverage	40,177	35,144	14.3%
Retail and other	53,556	51,332	4.3%
Provision for doubtful accounts	8,084	21,393	-62.2%
General and administrative	126,134	112,913	11.7%
Corporate	10,176	10,114	0.6%
Rental expense	10,128	7,640	32.6%
Pre-opening and developmental expense	10,525	5,925	77.6%
Depreciation and amortization	53,859	46,662	15.4%

Total operating expenses	$505,628	$463,401	9.1%

Operating expenses (including pre-opening, developmental and corporate expenses) were $505.6 million during 2003, representing an increase of $42.2 million or 9.1% when compared to $463.4 million during 2002. The increase in operating expenses was primarily attributable to higher operating revenues and business volumes in all departments of the Venetian Casino Resort due to the completion of the Phase IA addition, increased pre-opening and development expense associated with the construction of the Sands Macao and increased general and administrative costs, partially offset by a decrease in the provision for doubtful accounts. Casino department expenses increased $9.3 million or 7.8% as a result of increased slot machine volume and increased table games marketing cost. Room department expense increased $11.4 million or 21.3% as a result of the addition of 1,013 hotel rooms and slightly higher room occupancy. Food and beverage expense increased $5.0 million or 14.3% as a result of increased food and beverage sales. General and administrative cost increased $13.2 million primarily as the result of increased utility cost, legal expense, management bonus program and property taxes.

The provision for doubtful accounts was $8.1 million in 2003, representing a decrease of $13.3 million when compared to the $21.4 million increase during 2002. The decrease was primarily the result of improved collections of table games receivables during 2003 due to an improvement in the world economy since the terrorist attacks on September 11, 2001, our improved collection efforts and more stringent credit parameters. We do not believe that the improved collections of receivables represent a trend and believe that collections of receivables are significantly affected by changes in the United States and the world economy as well as other factors such as the accuracy of our risk assessment when granting credit. Net casino receivables were $28.6 million in 2003 as compared to $37.8 million in 2002. Net hotel receivables were $21.0 million in 2003 as compared to $11.9 million in 2002. The $9.1 million increase in hotel receivables was the result of the increase in the number of hotel rooms and group convention and banquet business. Hotel receivables are generally secured by credit cards or cash deposits and therefore rarely have significant allowances associated with outstanding balances.

Pre-opening and developmental expense was $10.5 million as compared to $5.9 million during 2002, an increase of $4.6 million or 77.6%. The increase was primarily as a result of our pre-development activity associated with the development of the Sands Macao and the opening of the Phase IA addition to the Venetian Casino Resort.

Fixed payment obligations (rent expense) primarily related to the HVAC plant for 2003 were $10.1 million, including $7.5 million for the Venetian Casino Resort and $2.6 million for the Grand Canal Shops mall. Fixed payment obligations were $7.6 million during 2002, including $5.2 million for the Venetian Casino Resort and $2.4 million for the Grand Canal Shops mall.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	(in thousands, except percentages)
	2003	2002
Interest cost	$128,082	$127,015
Less: Capitalized interest	(5,640)	(2,556)

Interest expense, net	$122,442	$124,459

Cash paid for interest, net of amounts capitalized	$118,030	$122,293
Average total debt balance	$1,465,908	$1,301,420
Weighted average interest rate	8.4%	9.6%

Interest expense net of amounts capitalized was $122.4 million for 2003 compared to $124.5 million in 2002. Of the net interest expense incurred during 2003, $107.3 million was related to the Venetian Casino Resort (excluding the Grand Canal Shops mall), $5.3 million was related to the Grand Canal Shops mall, $2.3 million was related to the Sands Macao and $7.5 million was related to the Sands Expo Center. The increase in interest expense was attributable to increased borrowings associated with the construction of the Phase IA addition and the Sands Macao, partially offset by decreases in interest rates on our variable rate debt and higher capitalized interest during 2003.

Interest income was $2.1 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively. The decrease was due to a decline in restricted cash balances for the Phase IA addition and Sands Macao construction and declining interest rates on investments.

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consist of the following:

	Year Ended December 31,
	(dollars in thousands)
	2004	2003	2002
Net cash provided by operations	$373,369	$137,116	$86,842
Investing cash flows:
Proceeds from disposition of the Grand Canal Shops mall, net of transaction costs	649,568	—	—
Capital expenditures	(465,748)	(279,948)	(136,740)
Increase in restricted cash	(235,675)	(16,945)	(102,817)
Net (increase) decrease in notes receivable from shareholders	205	(1,433)	(680)

Net cash used in investing activities	(51,650)	(298,326)	(240,237)
Financing cash flows:
Proceeds from initial public offering of common stock, net of transactions costs	739,193	—	—
Dividends to shareholders	(125,027)	—	—
Exercise of stock options	11,964	—	—
Repayments of long term debt	(561,566)	(11,287)	(972,263)
Issuance of long term debt	785,000	225,470	1,241,000
Other	(29,178)	(6,663)	(74,618)

Net cash provided by financing activities	820,386	207,520	194,119
Net increase in cash and cash equivalents	$1,142,105	$46,310	$40,724

Cash Flows—Operating Activities

The Venetian Casino Resort’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. As of December 31, 2004 and December 31, 2003, we held unrestricted cash and cash equivalents of $1.295 billion and $152.8 million, respectively. Net cash provided by operating activities for 2004 was $373.4 million, compared with $137.1 million for 2003. Factors contributing to the increase in cash flow provided by operating activities were the receipt of prepaid rent from GGP under the Grand Canal Shops mall sale agreement, positive operating results associated with the opening of the Sands Macao, an increase in the Venetian Casino Resort’s room division operating profit during 2004 as compared to 2003, and certain positive changes in our working capital assets and liabilities.

Cash Flows- Investing Activities

Capital expenditures during 2004 totaled $465.7 million, including $118.4 million on improvements and maintenance capital expenditures at the Venetian Casino Resort and the Sands Expo Center in Las Vegas; $197.8 million for the development and construction of the Sands Macao and other development activities in Macau (including the Venetian Macao Casino Resort on the Cotai Strip); and $149.5 million for the Palazzo Casino Resort.

On April 12, 2004, we entered into an agreement with GGP to sell The Grand Canal Shops mall and lease certain restaurant and other retail assets of the Venetian Casino Resort for approximately $766.0 million. The Grand Canal Shops mall sale was completed on May 17, 2004 and Las Vegas Sands Opco realized a net gain of $417.6 million in connection with the sale. We used a portion of the proceeds from the sale of the Grand Canal Shops mall to repay all of our outstanding indebtedness under our $120.0 million secured mall facility, repurchase $6.4 million in principal amount of the outstanding 11% mortgage notes pursuant to an asset sale offer, make a tax distribution of $100.0 million to our stockholders and make incentive payments of $63.2 million to our executive officers, Messrs. Adelson, Weidner, Stone and Goldstein. Under GAAP, the Company deferred a portion of the gain from the sale of the Grand Canal Shops mall. First, we deferred $109.2 million of the gain from the transaction deemed prepaid operating lease payments. This deferral related to 19 spaces currently occupied by various tenants and which we leased to GGP for an annual rent of one dollar per year under an 89-year operating lease. GGP assumed, and is entitled to rent payments under, the tenant leases for these 19 spaces. This deferred amount is amortized over the 89-year lease term on a straight-line basis. Second, we deferred $77.2 million, which constitutes the estimated net present value of payments we make to GGP under three lease back arrangements.

Restricted cash increased $235.7 million primarily as the result of borrowings under the senior secured credit facility for use in the construction of the Palazzo Casino Resort in Las Vegas.

We have commenced design, demolition, and construction work for the Palazzo Casino Resort and plan to continue development work on the Palazzo Casino Resort during 2005. We currently estimate that construction will be completed in the second quarter of 2007 and that the cost to develop and construct the Palazzo Casino Resort will be approximately $1.6 billion (exclusive of land), of which the Phase II mall is expected to cost us approximately $275.0 million (exclusive of certain incentive payments to executives made in July 2004). On August 20, 2004, we entered into a $1.010 billion senior secured credit facility, and on September 30, 2004, we entered into a $250.0 million construction loan to, among other things, finance the construction costs of the Palazzo Casino Resort and the Phase II mall. As of December 31, 2004, we had paid $176.2 million in design, development and construction costs for the Palazzo Casino Resort. We expect that the development and construction of the Macao Venetian Casino Resort will require significant capital expenditures.

Cash Flows- Financing Activities

Our subsidiary Las Vegas Sands Opco paid $125.0 million of dividends during 2004, including $109.8 million representing tax distributions to shareholders of Las Vegas Sands Opco and $15.2 million of distributions from Interface Holding prior to our acquisition during July 2004.

On December 20, 2004, we issued 27,380,953 shares of our common stock in an initial public offering at an offering price of $29.00 per share. Our initial public offering resulted in net proceeds of approximately $739.2 million to us after deducting underwriting discounts and commissions and related offering expenses payable by us. Shares of our common stock are traded on the New York Stock Exchange under the symbol “LVS.”

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2004:

	Payments due by Period
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(dollars in thousands)
Long-Term Indebtedness
11% Mortgage Notes due 2010(1)	$291,140	$—	$—	$552,500	$843,640
Senior Secured Credit Facility—Term B(2)	—	4,988	13,300	646,712	665,000
FF&E Credit Facility(3)	1,800	4,800	5,400	—	12,000
Venetian Macau Senior Secured Notes Tranche A(4)	7,500	30,000	37,500	—	75,000
Venetian Macau Senior Secured Notes Tranche B(4)	—	—	45,000	—	45,000
Venetian Intermediate Credit Facility(5)	—	50,000	—	—	50,000
Interface mortgage loan(6)	4,424	8,683	86,181	—	99,288
Other Contractual Obligations
HVAC Provider fixed payments(7)	6,828	13,656	10,242	—	30,726
Former Tenants(8)	2,650	1,300	1,300	9,390	14,640
Employment Agreements	4,465	8,805	7,930	—	21,200
Macau subsidiary land lease(9)	2,830	5,817	1,691	2,762	13,100
Mall Leases(10)	7,660	15,320	15,320	154,560	192,860
Macau Fixed Gaming Tax(11)	9,100	18,200	18,200	104,650	150,150
Macau Subsidiary Operating Leases	2,966	1,783	412	—	5,161

Total	$341,363	$163,352	$242,476	$1,470,574	$2,217,765

(1)	On February 1, 2005, Las Vegas Sands Opco and Venetian Casino Resort, LLC redeemed $291.1 million in aggregate principal amount of their 11% mortgage notes at a redemption price of 111% of the principal amount of the notes plus accrued and unpaid interest. We used a portion of the proceeds from our initial public offering to pay the redemption price of these notes. On February 22, 2005, we repurchased an additional $542.3 million of the outstanding 11% mortgage notes in a tender offer, and on March 24, 2005, redeemed the remaining $10.2 million. We used proceeds from an offering of $250.0 million in aggregate principal amount of senior notes and borrowings under the senior secured credit facility to pay the repurchase and redemption price for these 11% mortgage notes.

(2)	The senior secured credit facility consists of (a) a $115.0 million term loan A, which has a delayed draw period up to February 20, 2006, (b) a $770.0 million term loan B, of which $105.0 million has a delayed draw period up to February 20, 2005 and (c) a $125.0 million revolving credit facility. At December 31, 2004, the only amounts borrowed under that facility were $665.0 million under the term loan B, of which $290.0 million was used to pay the prior senior secured credit facility, $1.0 million was used to pay accrued interest and $19.5 million was used to pay transaction costs, and $354.5 million was deposited into a restricted cash account to pay for certain development and construction costs of the Palazzo Casino Resort. The term loan B will mature June 15, 2011 and is subject to quarterly amortization payments commencing on the first quarter after substantial completion of the Palazzo Casino Resort. In addition, $60.0 million of letters of credit were outstanding as of December 31, 2004, which reduces the amount available for borrowing under the revolving facility. We amended this senior secured credit facility in February 2005 to provide for aggregate borrowings of up to $1.620 billion, consisting of a $1.170 billion term loan facility and a $450.0 million revolving credit facility.

(3)	The $15.0 million FF&E credit facility will mature on July 1, 2008 and is subject to quarterly amortization payments.

(4)	The Venetian Macau senior secured notes tranche A will mature on August 21, 2008 and are subject to mandatory annual redemption. The Venetian Macau senior secured notes tranche B will mature on August 21, 2008 and are not subject to mandatory annual redemption.

(5)	The Venetian intermediate credit facility will mature on March 27, 2006, with no amortization.

(6)	Principal payments will increase should Interface Group-Nevada achieve certain cash flow levels as defined in the loan agreement. The Interface mortgage loan will mature on February 10, 2009 if renewal options are exercised with monthly amortization payments.

(7)	We are party to a services agreement with a third party for HVAC services for the Venetian Casino Resort. The total remaining payment obligation under this arrangement was $30.7 million as of December 31, 2004, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of the Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

(8)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $14.6 million as of December 31, 2004. Under the agreement for the Grand Canal Shops mall sale, the Company is obligated to fulfill the lease termination and asset purchase agreements.

(9)	Venetian Macau is party to a long-term land lease of 25 years. The total remaining payment obligation under this lease is $13.1 million as of December 31, 2004.

(10)	We are party to certain leaseback agreements for the showroom, gondola and certain office space related to the Grand Canal Shops mall sale. The total remaining payments due as of December 31, 2004 is $192.9 million.

(11)	We are required to pay an annual fixed gaming tax of $9.1 million per year to the government of Macau through the termination of the gaming concession.

In addition, under the terms of our subconcession agreement, we are obligated to make investments of at least 4.4 billion Patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in various development projects in Macau by June 2009. We had made investments of approximately 2.18 billion Patacas (approximately $265.0 million at exchange rates in effect on December 31, 2004) as of December 31, 2004 in satisfaction of these obligations.

Pursuant to a recently entered into contribution agreement with Bethworks Now, LLC for the Bethlehem, Pennsylvania development, the Company (a) paid approximately $2.25 million to Bethworks to partially reimburse Bethworks for property-related expenses, (b) is required to pay all operating expenses of the property, which is expected to be approximately $1.0 million per year and (c) is required to make an additional $2.0 million payment to Bethworks when and if a gaming license for the Bethlehem property is obtained. See “—Business—Other Business Opportunities.”

Off-Balance Sheet Arrangements

During 1997, we entered into off-balance sheet arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payments obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements was $30.7 million as of December 31, 2004, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of the Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.

Capital and Liquidity

We expect to fund our operations, capital expenditures (other than the Sands Macao construction, the Palazzo Casino Resort, Macao Venetian Casino Resort and related Cotai Strip infrastructure development and construction costs) and debt service requirements from existing cash balances, operating cash flow, borrowings under the Company’s revolving facility and additional borrowings expected to be incurred by our Macau subsidiaries. We had a $125.0 million revolving facilities available for working capital needs of which $65.0 million was available, as of December 31, 2004. We amended the senior secured credit facility on February 22, 2005 to, among other things, increase this revolving facility to $450.0 million.

On December 20, 2004, we issued 27,380,953 shares of our common stock in our initial public offering at an offering price of $29.00 per share, resulting in proceeds of approximately $739.2 million to us after deducting underwriting discounts and commissions and related offering expenses payable by us. We used a portion of these net proceeds to pay the redemption price of the $291.1 million in aggregate principal amount of the 11% mortgage notes, (plus premiums and accrued interested of $36.2 million), which we redeemed on February 1, 2005. We intend to use the remaining net proceeds from our initial public offering for working capital purposes and other general corporate purposes, which may include for the construction of the Palazzo Casino Resort and our Macau projects.

On May 17, 2004, the Company consummated the sale of the Grand Canal Shops mall pursuant to which it received approximately $766.0 million of cash proceeds. The Company used a portion of these proceeds to repay in full the $120.0 million of indebtedness under its prior secured mall facility, make a $100.0 million tax distribution to stockholders, make a $63.2 million one time incentive payment to key executives and repurchase $6.4 million in aggregate principal amount of 11% mortgage notes pursuant to an asset sale offer. We expect to use the remaining proceeds for general corporate purposes, including for the construction of the Palazzo Casino Resort.

In order to finance the construction of the Palazzo Casino Resort and the Phase II mall, subsidiaries of the Company entered into a $1.010 billion senior secured credit facility and into a $250.0 million construction loan facility. We drew down $665.0 million under the senior secured credit facility’s tranche B term loan on August 20, 2004 to repay $290.0 million of indebtedness under the prior senior secured credit facility and to fund expenses related to the Palazzo Casino Resort and the Phase II mall. The remaining $354.5 million of borrowings under the tranche B term loan were placed in escrow. The Phase II mall construction loan facility allows subsidiaries of the Company to borrow up to $250.0 million on a senior secured delayed draw basis to fund a portion of the Phase II mall construction costs.

On February 10, 2005, the Company issued $250.0 million in a private placement of 6.375% senior notes due 2015. On February 22, 2005, we amended the senior secured credit facility to increase borrowings by $400.0 million of additional term loans, expand its revolving credit facility from $125.0 million to $450.0 million, lower its interest costs, and revise some of its covenants to provide greater operational flexibility. As amended, this facility provides for aggregate borrowings of up to $1.620 billion, consisting of a $1.170 billion term loan facility and a $450.0 million revolving credit facility. The amended senior secured credit facility also terminated the delayed-draw term A loan facility. On February 1, 2005, Las Vegas Sands Opco and Venetian Casino Resort, LLC redeemed $291.1 million in aggregate principal amount of their 11% mortgage notes at a redemption price of 111% of the principal amount of the notes plus accrued and unpaid interest. We used a portion of the proceeds from our initial public offering to pay the redemption price of these notes. On February 22, 2005, we repurchased an additional $542.3 million of the outstanding 11% mortgage notes in a tender offer, and on March 24, 2005, redeemed the remaining $10.2 million. We used the $244.8 million net proceeds from the 6.375% senior notes offering $106.6 million of cash on hand and $311.7 million of term loan borrowings under the amended senior secured credit facility to retire the remaining outstanding $552.5 million in aggregate principal amount of 11% mortgage notes and pay all fees and expenses associated with these transactions. As of December 31, 2004, on a pro forma basis after giving effect to the refinancing transactions described above and the application of the net proceeds therefrom and assuming all term borrowings under the amended senior secured credit facility and the Phase II mall construction loan had been fully drawn, we would have had approximately $1.949 billion of indebtedness outstanding. We would also have had approximately $390.0 million of borrowing availability under the revolving facility. See notes to financial statements (Item 8—Note 15—”Subsequent Events”).

As of December 31, 2004, we had $1.672 billion in cash and cash equivalents (including $377.5 million in restricted cash for the Palazzo Casino Resort, and the Sands Expo Center). Following the closing of the senior secured credit facility in August 2004, the Company deposited $354.5 million in proceeds from the term loans into a restricted account. The use of these funds and the funding of loans under the amended secured credit facility and the Phase II mall construction loan are subject to significant conditions, including:

•	using the remaining proceeds from the sale of the Grand Canal Shops mall and operating cash flow in an aggregate amount of $552.0 million for construction costs before any borrowings under the amended senior secured credit facility are used for construction costs, and a cash equity investment of approximately $25.0 million before any borrowings under the Phase II mall construction loan are used;

•	having sufficient funds available so that construction costs of the Palazzo Casino Resort are “in balance” for purposes of the debt instruments; and

•	obtaining various consents and other agreements from third parties, including trade contractors and GGP; and other customary conditions.

We currently estimate that the cost for the Macao Venetian Casino Resort will be approximately $1.8 billion and that we will need to arrange additional debt financing to finance these costs.

Litigation Contingencies and Available Resources

Las Vegas Sands Opco is a party to certain litigation matters and claims related to the construction of the Venetian Casino Resort and subject to a $42.0 million net verdict along with interest and costs of $38.5 million to Lehrer McGovern Bovis, Inc. the construction manager of the Venetian Casino Resort, subject to adjustments based on the outcome of remaining arbitration and various appeals. If we are required to pay any of the construction manager’s verdict or contested construction costs that are not covered by our insurance policy, we may use cash from the following sources to fund such costs:

•	borrowings under the revolving facility of Las Vegas Sands Opco’s amended senior secured credit facility;

•	cash on hand;

•	additional debt or equity financing; and

•	operating cash flow.

See Note 12— “Commitments and Contingencies” to our consolidated financial statements.

Dividends

Our subsidiary Las Vegas Sands Opco declared and accrued dividends of $144.2 million in 2004 and $4.2 million during 2003. These dividends included $129.0 million and $4.2 million of tax distributions to shareholders during 2004 and 2003, respectively. The tax distributions were permitted under existing debt instruments while Las Vegas Sands Opco was a subchapter S corporation. As a result, the conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands Opco no longer makes such tax distributions. These dividends also included the distribution immediately prior to the July 29, 2004 acquisition of Interface Holding by the Company, of approximately $15.2 million to our principal shareholder who was also principal shareholder of Interface Holding at the time. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the shareholder and $0.4 million of certain fixed and other assets.

Restrictions on Distributions

We are a parent company with limited business operations. Our main asset is the stock of our subsidiaries. The debt instruments of Las Vegas Sands Opco contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands Opco. In particular, the amended senior secured credit facility prohibits Las Vegas Sands Opco from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands Opco may distribute to us up to $25.0 million or $50.0 million in dividend payments in a twelve-month period after the substantial completion of the Palazzo Casino Resort, depending on whether certain financial tests are met.

In addition, the debt instruments of our Macau subsidiaries and the Phase II Mall Subsidiary also restrict the payment of dividends and distributions to us. Under its debt instruments, subject to limited exceptions, Venetian Macau may not pay dividends or make distributions to us, or make investments in us, except in an amount generally limited to 50% of the net income of Venetian Macau if it meets certain leverage tests. In addition, the Phase II mall construction loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions to us, or making investments in us, other than tax distributions and a limited basket amount.

The debt instruments of our subsidiaries also contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in the amended senior secured credit facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations. See “Note 7—Long-Term Debt” to our consolidated Financial Statements.

Inflation

We believe that inflation and changing prices have not had a material impact on our net sales, revenues or income from continuing operations during the past year.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks, uncertainties or other factors beyond the Company’s control, which may cause material differences in actual results, performance, or other expectations. These factors include, but are not limited to general economic conditions, competition, new ventures, government regulation, legalization of gaming, interest rates, future terrorist acts, insurance, and other factors detailed in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. Las Vegas Sands Corp. assumes no obligation to update such information.

ITEM 7A. —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed-rate borrowings and variable rate borrowings, and by use of interest rate cap agreements. The ability to enter into interest rate cap agreements allows us to manage our interest rate risk associated with our variable rate debt.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facility, which management believes further minimizes the risk of nonperformance.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended December 31:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value(1)
	(dollars in millions)
LIABILITIES
Short-term debt
Variable rate	$9.3	—	—	—	—	—	$9.3	$9.3
Average interest rate(2)	4.9%	—	—	—	—	—	4.9%	4.9%
Fixed rate	291.1	—	—	—	—	—	291.1	331.8
Average interest rate	11.0%	—	—	—	—	—	11.0%	11.0%
Long term debt
Fixed rate	4.4	4.2	4.5	4.8	81.4	552.5	651.8	743.1
Average interest rate(2)	7.0%	7.0%	7.0%	7.0%	7.0%	11.0%	9.0%	9.0%
Variable rate	—	63.6	26.2	94.6	6.7	646.7	837.8	837.8
Average interest rate(2)	—	5.2%	5.0%	4.7%	4.9%	4.9%	4.9%	4.9%
Cap Agreement(3)	—	—	—	0.1	—	—	0.1	0.1
Average Interest rate	—	—	—	—	—	—	—	—

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3)	As of December 31, 2004, we have one interest rate cap agreement with a fair value of $0.1 million with zero notional amount.

Las Vegas Sands Opco entered into a $1.010 billion senior secured credit facility on August 20, 2004 and used a portion of the proceeds from the facility to refinance its prior senior secured credit facility. Borrowings under the prior senior secured credit facility bore interest at its election either at LIBOR plus 2.50% or the base rate plus 1.50% per annum, subject to downward adjustments based upon achieving certain levels of leverage. On February 22, 2005, Las Vegas Sands Opco amended its senior secured credit facility. The amended senior secured credit facility provides for increased aggregate borrowings of up to $1.620 billion, consisting of a $1.170 billion term loan facility and a $450.0 million revolving credit facility. Las Vegas Sands Opco is required, within 90 days of the amending of the senior secured credit facility, to obtain interest rate protection against increases in interest rates with respect to a notional amount of indebtedness such that not less than 50% of our total indebtedness including Las Vegas Sands Opco and its subsidiaries (other than the Macau subsidiaries) outstanding at any time shall be either (i) subject to such interest protection agreements for a period of not less than three years or, if shorter, the remaining term of the amended senior secured credit facility or (ii) fixed rate indebtedness.

Subsidiaries of the Company also entered into a $250.0 million construction loan facility to fund a portion of the construction costs for the Phase II mall. Borrowings under this facility bear interest at their election either at a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum. We were required to obtain interest rate protection against increases in interest rates, with respect to a notional amount of indebtedness such that not less than 50% of the Phase II mall construction loan outstanding at any time is subject to such interest rate protection agreements, prior to December 31, 2004. We entered into the required interest rate agreement on December 22, 2004.

Foreign currency translation gains and losses were not material to our results of operations for the year ended December 31, 2004, but may be in future periods in relation to activity associated with our Macau subsidiaries.

We do not hedge our exposure to foreign currency.

See also “Liquidity and Capital Resources” and “Note 7—Long Term Debt” to our consolidated financial statements.

ITEM 8. —FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Las Vegas Sands Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

February 11, 2005, except for Note 15–Subsequent

Events, as to which the date is March 24, 2005

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,294,898	$152,793
Restricted cash and cash equivalents	20,528	55,655
Accounts receivable, net	56,582	54,197
Inventories	8,010	6,251
Deferred income taxes	13,311	—
Prepaid expenses	11,797	3,843

Total current assets	1,405,126	272,739
Property and equipment, net	1,756,090	1,484,670
Deferred offering costs, net	52,375	39,143
Restricted cash and cash equivalents	356,946	86,144
Deferred income taxes	425	—
Other assets, net	30,516	34,339

	$3,601,478	$1,917,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,383	$16,679
Construction payables	87,376	42,155
Construction payables-contested	7,232	7,232
Accrued interest payable	9,187	4,809
Other accrued liabilities	170,518	111,112
Current maturities of long-term debt	304,864	41,379

Total current liabilities	612,560	223,366
Other long-term liabilities	9,033	6,445
Deferred gain on sale of Grand Canal Shops	71,593	—
Deferred rent from Grand Canal Shops transaction	107,227	—
Long-term debt	1,485,064	1,525,116

	2,285,477	1,754,927

Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,160,692 and 324,658,394 shares issued and outstanding	354	325
Receivables from stockholders	—	(2,113)
Capital in excess of par value	956,385	155,607
Retained earnings	359,262	8,289

	1,316,001	162,108

	$3,601,478	$1,917,035

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Casino	$708,564	$272,804	$256,484
Rooms	312,003	251,397	206,706
Food and beverage	121,566	80,207	67,645
Retail and other	116,437	132,202	126,709

	1,258,570	736,610	657,544
Less-promotional allowances	(61,514)	(44,856)	(34,208)

Net revenues	1,197,056	691,754	623,336

Operating expenses:
Casino	340,241	128,170	118,843
Rooms	77,249	64,819	53,435
Food and beverage	64,176	40,177	35,144
Retail and other	60,055	53,556	51,332
Provision for doubtful accounts	7,959	8,084	21,393
General and administrative	173,088	126,134	112,913
Corporate expense	126,356	10,176	10,114
Rental expense	12,033	10,128	7,640
Pre-opening and developmental expense	33,926	10,525	5,925
Depreciation and amortization	69,432	53,859	46,662
Loss on disposal of assets	31,649	—	—
Gain on sale of Grand Canal Shops	(417,576)	—	—

	578,588	505,628	463,401

Operating income	618,468	186,126	159,935
Other income (expense):
Interest income	7,740	2,125	3,027
Interest expense, net of amounts capitalized	(138,077)	(122,442)	(120,449)
Interest expense on indebtedness to principal stockholder	—	—	(4,010)
Other income (expense)	(131)	825	1,045
Loss on early retirement of debt	(6,553)	—	(51,392)

Income (loss) before income taxes	481,447	66,634	(11,844)
Benefit for income taxes	13,736	—	—

Net income (loss)	$495,183	$66,634	$(11,844)

Basic earnings (loss) per share	$1.52	$0.21	$(0.04)

Diluted earnings (loss) per share	$1.52	$0.20	$(0.04)

Dividends declared per share	$0.44	$0.01	$—

Weighted average shares outstanding:
Basic	326,486,740	324,658,394	324,658,394

Diluted	326,848,911	325,190,459	324,658,394

Unaudited pro forma data (reflecting change in tax status):
Income (loss) before income taxes	$481,447	$66,634	$(11,844)
Pro forma (provision) benefit for income taxes	(141,737)	(28,186)	1,557

Pro forma net income (loss)	$339,710	$38,448	$(10,287)

Unaudited pro forma net income (loss) per share of Common Stock (reflecting change in tax status):
Basic	$1.04	$0.12	$(0.03)
Diluted	$1.04	$0.12	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(Dollars in thousands)

	Common Stock
	Number of Shares	Amount	Receivables from Stockholders	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at December 31, 2001	304,705,937	$305	$—	$158,385	$(46,501)	$112,189
Capital contributions	—	—	—	719	—	719
Receivables from stockholders	—	—	(680)	—	—	(680)
Stock split	19,952,457	20	—	(20)	—	—
Net loss	—	—	—	—	(11,844)	(11,844)

Balance at December 31, 2002	324,658,394	325	(680)	159,084	(58,345)	100,384
Capital contributions	—	—	—	721	—	721
Dividends	—	—	—	(4,198)	—	(4,198)
Receivables from stockholders	—	—	(1,433)	—	—	(1,433)
Net income	—	—	—	—	66,634	66,634

Balance at December 31, 2003	324,658,394	325	(2,113)	155,607	8,289	162,108
Capital contributions	—	—	—	420	—	420
Dividends	—	—	—	—	(144,210)	(144,210)
Receivables from stockholders	—	—	2,113	—	—	2,113
Issuances of stock options	—	—	—	49,230	—	49,230
Exercises of stock options	2,121,345	2	—	11,962	—	11,964
Issuance of common stock in connection with initial public offering, net of transaction costs of $ 54,855	27,380,953	27	—	739,166	—	739,193
Net income	—	—	—	—	495,183	495,183

Balance at December 31, 2004	354,160,692	$354	$—	$956,385	$359,262	$1,316,001

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$495,183	$66,634	$(11,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,432	53,859	46,662
Amortization of debt offering costs and original issue discount	9,818	8,259	10,572
Amortization of deferred revenue	(2,926)	—	—
Deferred rent from Grand Canal Shops transaction	109,220	—	—
Loss on early retirement of debt	6,553	—	51,392
Loss on disposal of assets	31,649	454	301
Stock option compensation	49,230	—	—
Gain on sale of Grand Canal Shops	(417,576)	—	—
Provision for doubtful accounts	7,959	8,084	21,393
Changes in operating assets and liabilities:
Accounts receivable	(10,344)	(8,745)	(17,983)
Inventories	(1,759)	(1,025)	(341)
Prepaid expenses	(8,000)	1,667	(1,331)
Deferred federal income taxes	(13,736)	—	—
Other assets	(9,746)	(9,811)	8,747
Accounts payable	13,479	1,608	(23,204)
Accrued interest payable	4,378	473	(5,672)
Other accrued liabilities	40,555	15,659	8,150

Net cash provided by operating activities	373,369	137,116	86,842

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of transaction costs	649,568	—	—
Increase in restricted cash	(235,675)	(16,945)	(102,817)
(Increase) decrease in receivables from stockholders	205	(1,433)	(680)
Capital expenditures	(465,748)	(279,948)	(136,740)

Net cash used in investing activities	(51,650)	(298,326)	(240,237)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of transaction costs	739,193	—	—
Dividends paid to shareholders	(125,027)	—	—
Exercise of stock options	11,964	—	—
Contributions from shareholders	420	721	719
Repayments on 12 1/4% mortgage notes	—	—	(425,000)
Proceeds from 11% mortgage notes	—	—	850,000
Repayments on 11% mortgage notes	(6,360)	—	—
Repayments on senior subordinated notes	—	—	(97,500)
Proceeds from secured mall facility	—	—	120,000
Repayments on secured mall facility	(120,000)	—	—
Repayments on mall-tranche A take-out loan	—	—	(105,000)
Repayments on mall-tranche B take-out loan	—	—	(35,000)
Repayments on completion guaranty loan	—	—	(31,124)
Proceeds from senior secured credit facility-term A	—	50,000	—
Repayments on senior secured credit facility-term A	(48,333)	(1,667)	—
Proceeds from senior secured credit facility-term B-prior	—	—	250,000
Repayments on senior secured credit facility-term B-prior	(246,250)	(2,500)	(1,250)
Proceeds from senior secured credit facility-term B	665,000	—	—
Repayments on bank credit term facility	—	—	(151,986)
Proceeds from Venetian Macau senior secured notes-tranche A	—	75,000	—
Proceeds from Venetian Macau senior secured notes-tranche B	—	45,000	—
Proceeds from Macau revolver	10,000	—	—
Repayments on Macau revolver	(10,000)	—	—
Proceeds from Venetian Intermediate credit facility	10,000	40,000	—
Proceeds from bank credit facility-revolver	—	470	21,000
Repayments on bank credit facility-revolver	—	(470)	(61,000)
Repayments on FF&E credit facility	(2,400)	(600)	(53,735)
Proceeds from FF&E credit facility	—	15,000	—
Repayments on Phase II Subsidiary credit facility	—	—	(3,933)
Repayments on Phase II Subsidiary unsecured bank loan	—	—	(1,092)
Repayments on Interface Nevada note payable	(127,512)	(6,050)	(5,643)
Proceeds from Interface mortgage note payable	100,000	—	—
Repayments on Interface mortgage note payable	(711)	—	—
Repurchase premiums incurred in connection with refinancing transactions	—	—	(33,478)
Payments of debt offering costs	(29,598)	(7,384)	(41,859)

Net cash provided by financing activities	820,386	207,520	194,119

Increase in cash and cash equivalents	1,142,105	46,310	40,724
Cash and cash equivalents at beginning of year	152,793	106,483	65,759

Cash and cash equivalents at end of year	$1,294,898	$152,793	$106,483

Supplemental disclosure of cash flow information:
Cash payments for interest	$128,641	$118,030	$122,293

Property and equipment asset acquisitions included in construction accounts payable	$87,376	$49,387	$36,959

Property and equipment acquisitions included in accounts payable	$3,225	$—	$—

Non-cash distribution to Principal Shareholder	$2,329	$—	$—

Declared and unpaid dividends included in accrued liabilities	$21,052	$4,198	$—

Deferred gain on sale of Grand Canal Shops	$77,217	$—	$—

Decrease in other assets related to Grand Canal Shops sale	$13,569	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements

Note 1—Organization and Business of Company

Las Vegas Sands Corp. (“LVSC”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock on December 20, 2004. Immediately prior to the initial public offering LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc. The acquisition of Las Vegas Sands, Inc. by LVSC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests. LVSC is traded on the NYSE under the symbol LVS. LVSC and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the first all-suites hotel on the Strip with 4,027 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (the “Mall”); a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”); and an expo and convention center of approximately 1,150,000 square feet (the “Sands Expo Center”). The Company has begun design and construction work and has completed demolition and clearing on the site of the Palazzo Casino Resort (the “Palazzo”), a second resort similar in size to the Casino Resort, which will be situated on a 15-acre site situated adjacent to the Casino Resort and the Expo Center and across Sands Boulevard from the Wynn Resort. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 rooms, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 375,000 square feet and additional meeting and conference space of approximately 450,000 square feet. As part of the Mall Sale (See Note 14–“Mall Sale”), the Company entered into an agreement to construct and sell the multi-level retail space of the Palazzo (the “Phase II Mall”) for approximately $250.0 million subject to an upward adjustment based on operating income performance upon completion of construction of the Palazzo (the “Phase II Mall Sale”). The Company entered into a new $1.01 billion senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a revolving facility and term loan facilities, and a new $250.0 million Phase II Mall construction loan, the proceeds of which, along with existing cash and future operating cash flows, will be used, among other things, to fund the design, development, construction, and pre-opening costs of the Palazzo and the Phase II Mall. The Palazzo and the Phase II Mall are expected to be completed in 2007. The Senior Secured Credit Facility was amended in February 2005 (See Note 15–“Subsequent Events”).

Macau Properties

The Company intends to develop a “Las Vegas-style” collection of properties in Macau. On May 18, 2004, the Company opened a portion of the Macao Casino. The remaining portion of the Macao Casino excluding the Pearl casino, opened in late August 2004. The Macao Casino consists of approximately 152,000 gross square feet of gaming facilities, including approximately 348 table games and 860 slot machines or other similar electronic devices, as well as numerous restaurants and private VIP gaming room facilities.

In addition, the Company has begun design, planning, and construction work for the Macao Venetian Casino Resort, a 3,000-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Casino Resort to be located in the area of Macau known as Cotai (the “Macao Venetian Casino Resort”).

Interface Holding

LVSC’s principal stockholder (the “Principal Stockholder”) was also the sole stockholder of Interface Group Holding Company, Inc. (“Interface”). On July 29, 2004, the Company acquired all of the capital stock of Interface from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 58,625,638 additional shares of common stock of LVSC. Interface indirectly owns the Sands Expo Center and holds a $255.2 million Redeemable Preferred Interest in Venetian Casino Resort, LLC, which has been eliminated in these consolidated financial statements. (See Note 8–“Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC”). The acquisition of Interface by the Company has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 1—Organization and Business of Company (Continued)

The Company is involved in significant litigation relating to the cost of construction of the Casino Resort. See “Note 12—Commitments and Contingencies”.

The consolidated financial statements include the accounts of LVSC and its subsidiaries (the “Subsidiaries”), including Las Vegas Sands, Inc. (“LVSI” or “Las Vegas Sands Opco”), Venetian Casino Resort, LLC (“Venetian”), Interface Group-Nevada, Inc. (“Interface”), Interface Group Holding Company, Inc., Interface Group-Nevada Parent, Inc., Interface Employee Leasing, LLC (“IEL”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Las Vegas Sands (Wolverhampton) Limited, Las Vegas Sands (Stoke City) Limited, Las Vegas Sands (Sunderland City) Limited, Las Vegas Sands (Ibrox) Limited, Las Vegas Sands, (Sheffield) Limited, Las Vegas Sands (Murrayfield) Limited, Las Vegas Sands (Reading) Limited, Las Vegas Sands (UK) Limited, Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Global Holdings Limited, Venetian Macau Finance Company, VI Limited, Venetian Macau Limited (“Venetian Macau”), Venetian Cotai Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Operating Company, LLC (“Venetian Operating”), Venetian Resort Development Limited, and Yona Venetian, LLC (“Yona”) (collectively, and including all other direct and indirect subsidiaries of LVSC, the “Company”). Each of LVSC and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 7—Long-Term Debt”.

Various Subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See “Note 7—Long-Term Debt.”

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

Significant Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods. Inventories consist primarily of food, beverage and retail products.

Accounts Receivable

Accounts receivable are principally comprised of casino and hotel receivables, which do not bear interest and are recorded at cost. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered.

Deferred Revenue

Deferred revenue for future services for convention facility rental are recorded to the extent that the installments have been paid or billed pursuant to contractual terms. Revenue is recorded in income when the related services are performed or the event is held.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Building and improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 10 years

Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations.

Management reviews for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value. Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts.

Capitalized Interest

Interest costs associated with major construction projects are capitalized. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Corporate Expense

Corporate expense represents unallocated payroll, aircraft costs, professional fees and various other expenses not directly related to the Company’s casino resort operations.

Pre-opening and Developmental Costs

Pre-opening costs representing primarily direct personnel and other costs incurred prior to the opening of new ventures are expensed as incurred. Developmental costs include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become probable.

Debt Discount and Deferred Offering Costs

Debt discount and deferred offering costs are amortized based on the terms of the related debt instruments using the effective interest method.

Earnings (Loss) Per Share and Stock-Based Employee Compensation

As further described in Note 9, in the first quarter of 2002, the Company completed a stock split whereby the number of common shares outstanding was increased to 266,032,755 from 246,080,299. All earnings per share calculations have been adjusted to retroactively give effect to the increase in shares outstanding to 266,032,755, the July 29, 2004 issuance of 58,625,638 shares of common stock in connection with the acquisition of Interface (See Note 8—“Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC”), the issuance of 27,380,953 shares in connection with the initial public offering (See Note 1—“Organization and Business of Company”) and the exercise of 2,121,345 stock options during 2004. (See Note 9—“Stock-Based Employee Compensation”).

Basic and diluted income (loss) per share is calculated based upon the weighted average number of shares outstanding. The dilutive impact of the 3,170,105 and 532,065 unexercised options to purchase shares of the Company’s common stock has been included in the computation of diluted earnings per share using the treasury stock method for the twelve months ended December 31, 2004 and 2003, respectively, but the impact of 1,463,181 unexercised options has been excluded from the computation of earnings per share for the twelve months ended December 31, 2002 as their impact would have been antidilutive.

	For the Year Ended December 31,
	2004	2003	2002
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	326,486,740	324,658,394	324,658,394
Potential dilution from stock options	362,171	532,065	—

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	326,848,911	325,190,459	324,658,394

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25 entitled “Accounting for Stock Issued to Employees” and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the fair value of the Company’s common stock and the stock option’s exercise price at the measurement date. Under APB 25, if the exercise price of the stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock-based employee compensation plan is more fully discussed in Note 9.

During July 2004, fully vested options to purchase 3,052,460 shares of the Company’s common stock were granted to employees of the Company by the board of directors under the Company’s stock option plan at an exercise price of $5.64 per share. The fair value of the common stock at the dates of grant for the stock options granted during July 2004 was originally estimated by management based principally upon a May 31, 2004 valuation of the fair value of the common stock of the Company by an unaffiliated valuation specialist. The Company did not deem it necessary to obtain an additional third party valuation at the time of the option grants in July because it had already received an independent valuation as of a date (May 31) very close in time to the option grant dates. However, in retrospective review and given the proximity of the July 2004 grant dates to the proposed initial public offering date, the Company believed at the time the Company prepared its third quarter financial statements that the fair value of its common stock of $21.77 per share, based upon the mid-point of a preliminary estimated range for the proposed valuation in connection with our initial public offering, was the best estimate of the fair value of the common stock underlying the options at their date of grant. As a result, the intrinsic value of the fully vested options granted during the year ended December 31, 2004 of $49.2 million ($16.13 per share) was recorded as compensation expense and is included in corporate expense in the accompanying statement of operations. The principal factors used to determine the mid-point of the preliminary estimated range of the shares to be sold in the Company’s initial public offering were (i) the projections of the Company’s three operating properties, the Casino Resort, the Macao Casino and the Sands Expo Center, and two future projects, the Macao Venetian Casino Resort and the Palazzo, (ii) the trading multiples of gaming, hospitality and other leisure industry companies and (iii) discount rates appropriate for comparable projects. The Company recorded no compensation expense during the corresponding 2003 and 2002 periods.

Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share data):

	For Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$495,183	$66,634	$(11,844)
Add: Stock-based compensation expense using intrinsic value method	49,230	—	—
Deduct: Total stock-based employee compensation expense determined under the minimum value method	(57,310)	(3)	(55)
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option-pricing model	(222)	—	—
Add: Forfeitures of options to purchase common stock	—	1	—

Pro forma net income (loss)	$486,881	$66,632	$(11,899)

Basic earnings per share, as reported	$1.52	$.21	$(.04)

Basic earnings per share, pro-forma	$1.49	$.21	$(.04)

Diluted earnings per share, as reported	$1.52	$.20	$(.04)

Diluted earnings per share, pro-forma	$1.49	$.20	$(.04)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

The estimated fair value of the 2,185,783 options granted under the 2004 plan during 2004 was $12.78 per share and was computed using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; expected volatility of 40%; and expected lives of 6 years. The estimated fair value of the 3,052,460 options granted under the 1997 plan during 2004 was $21.44 per share and was computed under the minimum value method with the following weighted average assumptions: risk free interest rate of 3.84%; no expected dividend yields; expected lives of ½ year. The estimated fair value of options granted during 2003 and 2002 was $1 per share and was computed using the minimum value method with the following weighted average assumptions: risk free interest rate of 3.84%; no-expected dividend yields; and expected life of 2½ years.

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. Cash discounts and other cash incentives related to gaming play are recorded as a reduction of gross casino revenues. In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Cost
	For Year Ended December 31,
	2004	2003	2002
Food and beverage	$12,715	$8,362	$8,171
Rooms	9,292	8,545	5,614
Other	2,413	1,067	1,157

	$24,420	$17,974	$14,942

The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Revenue
	For Year Ended December 31,
	2004	2003	2002
Food and beverage	$22,042	$13,712	$12,858
Rooms	36,994	29,819	20,007
Other	2,478	1,325	1,343

	$61,514	$44,856	$34,208

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Rental and Convention Revenues

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Charges to tenants for real estate taxes, insurance and other retail operating expenses are recognized as revenues in the period billed which approximates the period in which the applicable costs are incurred. Convention revenues are recognized when the related service is rendered or the event is held.

Hotel and Food and Beverage Revenues

Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer.

Slot Club Promotion and Progressive Jackpot Payouts

The Company has established a promotional club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company accrues for club points as a reduction to revenue based upon the estimates for expected redemptions. The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

Income Taxes

Prior to its merger into a wholly owned subsidiary of LVSC (the “Merger”) in December 2004, LVSI had elected to be taxed as an S Corporation and its wholly owned subsidiaries were either limited liability companies or S Corporations, each of which was a pass-through entity for federal income tax purposes. Nevada does not levy a corporate income tax and the Company has an income tax holiday in Macau through 2008. Accordingly, no provision for federal, state, or foreign income taxes is included in the statements of operations for the years ended December 31, 2003 and 2002 or for the period from January 1, 2004 through the Merger in December 2004. LVSI’s debt instruments provided for dividends to be paid to stockholders to pay income taxes associated with taxable income of the Company attributable to each stockholder during the period LVSI was taxed as an S Corporation. During 2004 and 2003, LVSI declared and accrued $129.0 million and $4.2 million of tax dividends, respectively. No tax dividends were declared during 2002.

As a result of the Merger and the completion of LVSC’s initial public offering on December 17, 2004, the Company is now subject to federal and state income taxes. For information purposes, the consolidated statements of operations also include pro forma amounts for the income taxes that would have been recorded if the Company had historically been a C corporation.

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) effective with the date of the Merger. Under SFAS 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using enacted tax rates. SFAS 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS. The IRS is currently examining federal income tax returns for the years ended December 31, 1998, 1999, and 2000. The Company believes that any liability arising from the examinations will not have a material impact on its financial position and results of operations.

The Company assesses such potential unfavorable outcomes based on the criteria of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process. When appropriate, we maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved.

Tax Indemnification

In connection with the conversion of Las Vegas Sands Opco from a subchapter S corporation to a taxable “C” corporation for income tax purposes, Las Vegas Sands Opco entered into an indemnification agreement pursuant to which it agreed to:

•	make a payment to all of our stockholders who were stockholders of Las Vegas Sands Opco prior to the conversion in an amount based on the estimated taxable income of Las Vegas Sands Opco for fiscal 2004 at the highest aggregate effective marginal rate of federal, state and local income tax (or, if applicable, alternative minimum tax) to which any stockholder of Las Vegas Sands Opco immediately prior to the conversion would be subject (but no such payment was required to be made to a stockholder to the extent that Las Vegas Sands Opco has made prior distributions to such stockholder with respect to the estimated taxable income of Las Vegas Sands Opco for fiscal 2004);

•	indemnify those of our stockholders who were stockholders of Las Vegas Sands Opco immediately prior to the conversion against certain tax liabilities incurred by these stockholders as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Las Vegas Sands Opco with respect to taxable periods during which Las Vegas Sands Opco was a subchapter S corporation for income tax purposes; and

•	indemnify the Principal Stockholder against certain tax liabilities incurred by the Principal Stockholder as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Interface Holdings with respect to taxable periods during which Interface Holdings was a subchapter S corporation for income tax purposes.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2004 and 2003. Advertising costs that were expensed were $2.3 million, $2.8 million, and $3.7 million in 2004, 2003, and 2002, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and casino receivables. The short-term investments (including restricted cash equivalents) are placed with high credit quality financial institutions, and are primarily in money market funds and US Treasury Securities. The concentration of credit risk associated with casino receivables principally relates to receivables from customers from foreign countries. The Company mitigates this risk by issuing credit to customers after they have been reviewed for creditworthiness. Management believes that there are no concentrations of credit risk for which an allowance has not been established.

Accounting for Derivative Instruments and Hedging Activities

Generally accepted accounting principles require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge.

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in results of operations in the period of change. Otherwise, gains and losses are recognized in comprehensive income or loss except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Losses on Retirement of Indebtedness

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. During 2002, the Company adopted SFAS 145 and has not presented losses on early retirements of debt as an extraordinary item. Additionally, during 2002 prior period extraordinary losses were reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company’s financial condition or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes FASB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first interim or annual reporting period that begins after June 15, 2005. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. This statement will apply to us as of July 1, 2005. We currently expect to adopt this standard on that date using a Black-Scholes model. Under the Black-Scholes model, we expect to expense the cost of share-based compensation awards issued after July 1, 2005. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on July 1, 2005 for which the requisite service has not been rendered as the requisite service is rendered on or after July 1, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

Note 3—Restricted Cash and Cash Equivalents

The Senior Secured Credit Facility entered into on August 20, 2004 provided for a $665.0 million single draw senior secured term loan facility (the “Term B Facility”). Term B Facility proceeds of $354.5 million were deposited into restricted accounts invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $354.5 million will be used as required for Phase II project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account was subject to a security interest in favor of the lenders under the Senior Secured Credit Facility. As of December 31, 2004, the Phase II disbursement account balance was $356.9 million.

The Venetian Macau Senior Secured Notes issued on August 21, 2003 provided for a $120.0 million single draw. The Venetian Macau Senior Secured Notes proceeds of $117.1 million (net of financing fees and costs) were deposited into restricted accounts invested in cash or permitted investments and pledged to the holders of the Venetian Macau Senior Secured Notes. Restricted cash and cash equivalents at December 31, 2003 included $117.1 million which was expended during 2004 in connection with the completion of the Macao Casino projects.

Restricted cash and cash equivalent includes advance customer deposits for convention facility rentals that have been paid pursuant to contractual terms. As of December 31, 2004 and 2003, restricted cash and cash equivalents included advance customer deposits of $19.3 million and $19.3 million, respectively.

Additionally, the Company had certain other restricted cash balances of $1.2 million and $5.4 million as of December 31, 2004 and 2003, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 4—Accounts Receivable

Components of accounts receivable were as follows (thousands):

	December 31,
	2004	2003
Casino	$63,658	$55,096
Hotel	18,095	24,398
Other	9,311	4,856

	91,064	84,350
Less: allowance for doubtful accounts and discounts	(34,482)	(30,153)

	$56,582	$54,197

The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2004, a substantial portion of the Company’s casino receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company’s receivables to their estimated net realizable value. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the casino accounts receivable could change.

Note 5—Property and Equipment, Net

Property and equipment includes costs incurred to construct the Casino Resort, which amount is disputed in litigation (“See Note 12—Commitments and Contingencies”), and other new ventures and consist of the following (in thousands):

	At December 31,
	2004	2003
Land and land improvements	$170,056	$128,850
Building and improvements	1,239,291	1,219,284
Equipment, furniture, fixtures and leasehold improvements	297,287	198,811
Construction in progress	319,640	167,235

	2,026,274	1,714,180
Less: accumulated depreciation and amortization	(270,184)	(229,510)

	$1,756,090	$1,484,670

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 5—Property and Equipment, Net (Continued)

Construction in progress consists of the following:

	At December 31,
	2004	2003
Macao Casino	$3,549	$85,956
Venetian Macau Casino Resort	51,336	—
Phase II Resort and Phase II Mall	205,165	64,719
Other (principally ongoing projects at the Casino Resort)	59,590	16,560

	$319,640	$167,235

Capital expenditures during the years ended December 31, 2004, 2003 and 2002 were $465.7 million, $279.9 million, and $136.7 million, and were comprised of the Company’s construction activities on the 1,013-room Venezia Hotel tower, Phase IA addition, the Macao Casino and the Palazzo and Phase II Mall. During the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest expense of $4.6 million, $5.6 million and $2.6 million, respectively.

Note 6—Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	At December 31,
	2004	2003
Customer deposits	$44,095	$44,345
Payroll and related	27,080	30,713
Taxes and licenses	33,591	6,639
Outstanding gaming chips and tokens	12,648	4,888
Accrued dividends payable	21,052	4,198
Other accruals	32,052	20,329

	$170,518	$111,112

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 7—Long-Term Debt

See also Note 15—”Subsequent Events” to our consolidated financial statements. Long-term debt consists of the following (in thousands):

	At December 31,
	2004	2003
Indebtedness of the Company and its Subsidiaries other than the Mall and Macau Subsidiaries:
11% Mortgage Notes, due June 15, 2010	$843,640	$850,000
Senior Secured Credit Facility—Term B (Prior)	—	246,250
Senior Secured Credit Facility—Term A (Prior)	—	48,333
Senior Secured Credit Facility Term B	665,000	—
FF&E Credit Facility	12,000	14,400
Interface Mortgage Loan	99,288	—
Interface Nevada Loan Payable	—	127,512

Indebtedness of the Grand Canal Shops Mall Subsidiary:
Secured Mall Facility	—	120,000

Indebtedness of the Macau Subsidiaries:
Venetian Macau Senior Secured Notes—Tranche A	75,000	75,000
Venetian Macau Senior Secured Notes—Tranche B	45,000	45,000
Venetian Intermediate Credit Facility	50,000	40,000

	1,789,928	1,566,495
Less: current maturities	(304,864)	(41,379)

Total long-term debt	$1,485,064	$1,525,116

Mortgage Notes

On June 4, 2002, LVSI and Venetian issued $850.0 million in aggregate principal amount of 11.0% mortgage notes due 2010 (the “Mortgage Notes”). The Mortgage Notes bear interest at 11%, payable each June 15th and December 15th. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the “Indenture”). Prior to June 15, 2006, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. On or prior to June 15, 2005, the Company may redeem up to 35% of the Mortgage Notes with the net cash proceeds of one or more offerings of equity securities at a redemption price of 111% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 7—Long-Term Debt (Continued)

As a result of the consummation of the Mall Sale on May 17, 2004 (as further described in Note 14), LVSI and Venetian were obligated to use the Excess Proceeds (as defined under the Indenture) from the Mall Sale to make an offer to purchase the maximum principal amount of Mortgage Notes that may be purchased out of the Excess Proceeds of the Mall Sale at an offer price in cash equal to 100% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest and liquidated damages, if any, to the closing date of the offer (the “Asset Sale Offer”). The Asset Sale Offer closed on June 6, 2004, and $6.4 million of Mortgage Notes were tendered and re-purchased by the Company. See “Note 15—Subsequent Events” for the description of the retirement in full of the remaining Mortgage Notes in 2005.

Senior Secured Credit Facility

On August 20, 2004, LVSI and Venetian entered into the Senior Secured Credit Facility with a syndicate of lenders in an aggregate amount of $1.010 billion. The Senior Secured Credit Facility provides for a $665.0 million single draw senior secured term loan facility (the “Term B Facility”); a $105.0 million senior secured delayed draw facility (the “Term B Delayed Draw Facility”) required to be drawn within six months; a $115.0 million senior secured delayed draw facility (the “Term A Delayed Draw Facility”), required to be drawn within eighteen months; and a $125.0 million senior secured revolving facility (the “Revolving Facility”). A portion of the proceeds from the $665.0 million Term B Facility were used to pay the prior senior secured credit facility Term A and Term B Loans in an aggregate amount of $290.0 million and $19.5 million of financing costs. The balance of $354.5 million was deposited into a disbursement account for the construction of the Palazzo, invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. These funds will be used as required for Palazzo project costs under a disbursement agreement and related agreements. As of December 31, 2004, $665.0 million of indebtedness was outstanding under the Senior Secured Credit Facility.

The Term B Facility and Term B Delayed Draw Facility mature on June 15, 2011 and when fully drawn are subject to quarterly amortization payments in the amount of $1.9 million from the first full fiscal quarter following substantial completion of the Palazzo until June 30, 2010, followed by four equal quarterly amortization payments of $186.7 million each until the maturity date. The Term A Delayed Draw Facility was undrawn as of December 31, 2004, matures on August 20, 2009, and is subject to quarterly amortization payments commencing on April 15, 2006 in the amount of $2.9 million for the first four quarters, $4.3 million for the succeeding four quarters, $7.2 million for the next four quarters and $19.2 million for the final three quarters. The Revolving Facility matures on August 20, 2009 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of December 31, 2004. However, as described below, LVSI has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Intermediate, to fund construction and development costs of the Macao Casino. These guarantees are supported by $50.0 million of letters of credit that were issued under the Revolving Facility. In addition, LVSI guaranteed funding of certain cost overruns of the Macao Casino as further described in Note 12. This guaranty is supported by a $10.0 million letter of credit, which was issued under the prior revolving facility during January 2004. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $65.0 million as of December 31, 2004.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 7—Long-Term Debt (Continued)

All amounts outstanding under the Senior Secured Credit Facility prior to substantial completion of the Palazzo bear interest at the option of the Company at the prime rate plus 1.50% per annum, or at the reserve adjusted Eurodollar rate plus 2.50% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period. After substantial completion of the Palazzo, the applicable margin for amounts outstanding under the Term A Delayed Draw Facility and the Revolving Facility will be determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.75%, 0.75% and 1.50% per annum of the daily average unused portion of the commitment under the Revolving Facility, the Term B Delayed Draw Facility and the Term A Delayed Draw Facility, respectively, are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.6% during the twelve months ended December 31, 2004.

The Senior Secured Credit Facility is secured by a first priority lien on substantially the same assets of the Company as those securing the Mortgage Notes (namely, the personal property, and the real estate and improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants, including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At December 31, 2004, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Senior Secured Credit Facility. If the fixed portion of the Company’s outstanding indebtedness falls below 50%, then the Company is obligated to fix a portion of its floating rate debt to meet the 50% requirement.

FF&E Financing

In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for the Phase IA Addition. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures, and equipment (the “Specified FF&E”) for the Phase IA Addition and the facility is secured by the specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three month LIBOR plus 3.00% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008. The average interest rate for the FF&E Credit Facility was 4.5% during the year ended December 31, 2004.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 7—Long-Term Debt (Continued)

Interface Mortgage Loan

On July 30, 2004, Interface entered into a mortgage loan (the “Interface Mortgage Loan”) pursuant to which it borrowed $100.0 million. The proceeds from the loan and cash from a $27.0 million equity contribution from LVSI were used to repay in full the amounts outstanding under its prior mortgage loan and to pay for related fees and expenses. Interface’s obligations under the loan are secured by a first priority mortgage on the Sands Expo Center and by certain other related collateral. Interface must repay in full all amounts outstanding under the Interface Mortgage Loan by August 10, 2006, unless it exercises its renewal options, in which event the loan must be repaid by February 10, 2009. The loan will amortize pursuant to a 20-year mortgage schedule, based on a 9.25% interest rate amortization. If cash flow of Interface (as defined by the loan agreement) is available after the payment of interest and mandatory amortization, tax and insurance reserve amounts, operating expenses, capital expenditures and a reserve for advanced customer deposits, additional principal payments must be made equal to the difference between (i) the principal payments necessary to amortize the loan pursuant to a 15-year schedule, based on a 7.00% interest rate and (ii) the amortization payment required by the aforementioned 9.25% amortization schedule. The loan bears interest at an interest rate equal to LIBOR plus 3.75%. After twelve months, the loan may be prepaid in whole or in part. The average interest rate on the Interface Mortgage Loan was 5.50% during the year ended December 31, 2004.

Venetian Intermediate Credit Facility

On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macao Casino. Venetian Intermediate owns 90% of the capital stock and 100% of the economic interest in the shares of Venetian Macau, the owner and operator of the Macao Casino. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by LVSI and Venetian and supported by letters of credit, which have been issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lender. As a result of the issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility have been reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Agreement bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. As of December 31, 2004, $50.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by $50.0 million of letters of credit issued under the Revolving Facility. The average interest rate on the Venetian Intermediate Credit Facility was 1.8% for the year ended December 31, 2004.

Venetian Macao Senior Secured Notes

On August 21, 2003, a wholly owned subsidiary of Venetian Macau, Venetian Macau Finance Company, issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Venetian Macau Senior Secured Notes”). The Venetian Macau Senior Secured Notes issued by Venetian Macau Finance Company are guaranteed by Venetian Macau. All assets of Venetian Macau and its subsidiaries secure the Venetian Macau Senior Secured Notes and restrictions have been placed on the payment of dividends to LVSI and its subsidiaries from Venetian Macau and its subsidiaries. As of December 31, 2004, all of the proceeds from the issuance of the Venetian Macau Senior Secured Notes have been utilized for the construction of the Macao Casino. As a result of the restrictions on dividend payments described above, approximately $73.6 million of net assets of Venetian Macau as of December 31, 2004 are not available at the parent level and are considered to be restricted net assets of subsidiaries at such date.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 7—Long-Term Debt (Continued)

$75.0 million in aggregate principal amount of the Venetian Macau Senior Secured Notes bear interest at the rate of three month LIBOR plus 3.25%, payable quarterly (“Tranche A Notes”), and $45.0 million in aggregate principal amount of the Venetian Macau Senior Secured Notes bear interest at the rate of three month LIBOR plus 4.00%, payable quarterly (“Tranche B Notes”). The Tranche A Notes have a mandatory redemption of $7.5 million on August 21, 2005, $11.2 million on August 21, 2006, $18.8 million on August 21, 2007, and $37.5 million on August 21, 2008. The Tranche B Notes have no interim amortization and are due in full on August 21, 2008. The average interest rate on the Venetian Macau Senior Secured Notes was 5.1% during the year ended December 31, 2004.

Phase II Mall Construction Loan

On September 30, 2004, Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC entered into a construction loan agreement with a group of lenders. The agreement provides for delayed draw loans in an aggregate principal amount of $250.0 million. The proceeds will be used to fund the financing, design, development, and construction of the Phase II Mall. The loan is secured by a first-priority security interest in substantially all of the borrowers’ assets, other than capital stock. The loan bears interest, at the borrowers’ option, at either an adjusted Eurodollar rate plus 1.75% or an alternative base rate plus 0.75%. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period. The loan is due in full on March 31, 2008 and there is no interim amortization. The Company has agreed to repay the loan from the proceeds of the Phase II Mall sale. See Note 14— “Mall Sale”. There were no amounts outstanding under this facility as of December 31, 2004.

To meet the requirement of the Phase II Mall construction loan, the Company entered into a cap agreement during December 2004 (“the Phase II Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon $125 million principal amount for a term equal to the term of the Phase II Mall Construction Loan. The provisions of the Phase II Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Phase II Mall Cap Agreement for the twelve months ended December 31, 2004. The notional amount of the Phase II Mall Cap Agreement (which expires on June 1, 2007) at December 31, 2004 was zero.

Scheduled Maturities of Long-Term

Maturities of long-term debt outstanding at December 31, 2004 are summarized as follows (in thousands):

2005	$304,864
2006	67,788
2007	30,684
2008	99,357
2009	88,023
Thereafter	1,199,212

$1,789,928

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 7—Long-Term Debt (Continued)

Estimated fair values of the Company’s debt and related financial instruments are as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
11% Mortgage Notes	$843,640	$961,750	$850,000	$986,000
Senior Secured Credit Facility—Term A	665,000	665,000	48,333	48,333
Senior Secured Credit Facility—Term B	—	—	246,250	246,250
Secured Mall Facility	—	—	120,000	120,000
FF&E Credit Facility	12,000	12,000	14,400	14,400
Venetian Macau Senior Secured Notes	120,000	120,000	120,000	120,000
Venetian Intermediate Credit Facility	50,000	50,000	40,000	40,000
Interface Mortgage Loan	99,288	99,288	127,512	127,512
Cap Agreement	87	87	(1)	(1)

The fair values of the Mortgage Notes are based on quoted market prices. The fair values of other indebtedness and the FF&E Credit Facility approximate their respective carrying amounts based on the variable nature of these facilities. The fair value of the Cap Agreement is based upon quotes from brokers.

Note 8—Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC

On July 29, 2004, LVSI acquired all of the capital stock of Interface from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI’s common stock (which converted to 58,625,638 shares of LVSC in the Merger). Interface indirectly owns the Sands Expo Center and holds the $255.2 million Redeemable Preferred Interest in Venetian Casino Resort, LLC. The acquisition of Interface by LVSI has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

During 1997, Interface contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the “Series A Preferred Interest”) in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the “Series B Preferred Interest” or the “Redeemable Preferred Interest”). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture relating to the Mortgage Notes, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing on June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the years ended December 31, 2004, 2003 and 2002, $16.8 million, $26.2 million and $23.3 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. There were no distributions of preferred interest or preferred return paid during 2004, 2003, or 2002. Due to the acquisition of Interface by the Company, the preferred interest and preferred return have been eliminated in the consolidated financial statements. The Series B Preferred Interest was retired during the first quarter of 2005 (See “Note 15—Subsequent Events”).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 8—Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC, (Continued)

The following information presents certain income statement data of the separate companies for the periods preceding the merger (in thousands):

	For the Period Ended July 29, 2004	For the Year Ended December 31,
		2003	2002
Net revenues
Las Vegas Sands Corp.	$580,718	$641,469	$571,677
Interface	38,341	54,502	55,640
Less eliminations	(1,819)	(4,217)	(3,981)

	$617,240	$691,754	$623,336

Net income (loss)
Las Vegas Sands Corp.	$446,668	$37,435	$(38,392)
Interface	23,009	29,199	26,548

	$469,677	$66,634	$(11,844)

The companies provided certain facilities usage and travel charges to each other and such revenues and expenses have been eliminated in consolidation as noted in the above table. There were no adjustments to conform the accounting policies of the companies and since both companies shared the same fiscal year end there were no adjustments necessary related to changing the fiscal year of Interface.

Note 9—Stock-Based Employee Compensation

The Company has two nonqualified stock option plans, which provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

Las Vegas Sands Opco 1997 Fixed Stock Option Plan

The Las Vegas Sands Opco 1997 Fixed Stock Option Plan (the “1997 Plan”) provides for 19,952,457 shares (on a post-split basis) of common stock of Las Vegas Sands Opco to be reserved for issuance to officers and other key employees or consultants of Las Vegas Sands Opco or any Las Vegas Sands Opco Affiliates or Subsidiaries (each as defined in the 1997 Plan) pursuant to options granted under the 1997 Plan.

The 1997 Plan provides that the Principal Stockholder may, at any time, assume the 1997 Plan or certain obligations under the 1997 Plan, in which case the Principal Stockholder will have all the rights, powers, and responsibilities granted Las Vegas Sands Opco or its board of directors under the 1997 Plan with respect to such assumed obligations. The Principal Stockholder assumed Las Vegas Sands Opco’s obligations under the 1997 Plan to sell shares to optionees upon the exercise of their options with respect to options granted prior to July 15, 2004. Las Vegas Sands Opco is responsible for all other obligations under the 1997 Plan. LVSC assumed all of the obligations of Las Vegas Sands Opco and the Principal Stockholder under the 1997 Plan (other than the obligation of the Principal Stockholder to issue 984,321 shares under options granted prior to July 15, 2004), in connection with its initial public offering.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 9—Stock-Based Employee Compensation (Continued)

Until the consummation of our initial public offering, the issuance of shares of common stock in connection with the exercise of these options was subject to approval by the Nevada Gaming Authorities. The purpose of the 1997 Plan is to promote the interest of the Company by (1) attracting and retaining exceptional officers and other key employees and consultants to the Company and its affiliates and subsidiaries and (2) enabling such individuals to participate in the long-term growth and financial success of the Company. The board of directors of the Company has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefore, and the conditions and limitations applicable to the exercise of the option. The board of directors of the Company is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the board of directors of the Company determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the 1997 Plan. In the event of any “acceleration event” (as defined in the 1997 Plan), any outstanding options then held by the participants that are unexercisable or otherwise unvested, will automatically become fully vested and shall be exercisable pursuant to the applicable award agreement.

The board of directors of the Company may amend, alter, suspend, discontinue or terminate the 1997 Plan or any portion thereof at any time, provided that any such action may not be taken without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 1997 Plan and provided that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any holder of an option already granted will not be effective without the holder’s consent.

2004 Awards under the 1997 Plan. On July 30, 2004, fully vested options to purchase 3,052,460 shares of our common stock were granted by the board of directors under the 1997 Plan at an exercise price of $5.64 per share. Each of these options may only be exercised by the delivery of cash or check, or its equivalent. Messrs. Weidner, Stone, Goldstein, and another employee received options to purchase 942,820, 707,115, 471,410, and 931,115, respectively, shares of our common stock. On August 2, 2004, Mr. Weidner exercised all of the options granted to him. Mr. Stone exercised options granted to him to acquire 353,558 shares of our common stock on August 2, 2004 and 353,558 shares of our common stock on November 30, 2004. Mr. Goldstein exercised options granted to him to purchase 235,705 shares of our common stock on August 2, 2004 and 235,705 shares of our common stock on November 30, 2004. Our board of directors agreed not to grant any additional options under the 1997 Plan following our initial public offering.

Las Vegas Sands Corp. 2004 Equity Award Plan

The Company adopted the Las Vegas Sands Corp. 2004 Equity Award Plan (the “2004 Plan”) for grants of its common stock, which were made to participants immediately prior to and following the consummation of its initial public offering. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors and consultants and to provide us with a stock plan providing incentives directly related to increases in our stockholder value.

Administration. The Company’s compensation committee administers the 2004 Plan. Except in the case of awards to non-employee directors which are administered by our board of directors, the compensation committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2004 Plan, and to adopt, alter and repeal rules, guidelines and practices relating to the 2004 Plan. The Company’s compensation committee has full discretion to administer and interpret the 2004 Plan, to adopt such rules, regulations, and procedures, as it deems necessary or advisable and to determine among other things the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 9—Stock-Based Employee Compensation (Continued)

Eligibility. Any of the Company’s subsidiaries’ or affiliates’ employees, directors, officers or consultants are eligible for awards under the 2004 Plan. The Company’s compensation committee has the sole and complete authority to determine who will be granted an award under the 2004 Plan (except in the case of awards to non-employee directors, which are made by our board of directors).

Number of Shares Authorized. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. No participant may be granted awards of options and stock appreciation rights with respect to more than 3,000,000 shares of common stock in any one year. No more than 3,000,000 shares of common stock may be granted under the 2004 Plan with respect to performance compensation awards in any one year. If any award is forfeited, or if any option terminates, expires, or lapses without being exercised, shares of our common stock subject to such award will again be available for future grant. If there is any change in our corporate capitalization, the compensation committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance under the 2004 Plan, the number of shares covered by awards then outstanding under the 2004 Plan, the limitations on awards under the 2004 Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.

The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term.

Awards Available for Grant. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2004, under the 2004 plan, 24,158,217 options are available for grant.

Options Awards

There were no options granted prior to January 1, 2002. A summary of the status of the 1997 Plan and 2004 Plan for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2001	—	$—	—
Granted	14,738,215	1.02	—
Exercised	(13,275,034)	1.02	—
Forfeited	—	—	—

Outstanding, December 31, 2002	1,463,181	1.02	9.6
Granted	665,082	1.02	—
Exercised	(1,330,164)	1.02	—
Forfeited	(266,033)	1.02	—

Outstanding, December 31, 2003	532,066	1.02	0.8
Granted	5,238,243	15.39	10.0
Exercised	(2,600,204)	4.79	10.0
Forfeited	—	—	—

Outstanding, December 31, 2004	3,170,105	$21.67	7.1

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 9—Stock-Based Employee Compensation (Continued)

The following tables summarize additional information regarding the options, which were granted under the 1997 Plan and 2004 Plan and were outstanding at December 31, 2004, 2003, and 2002.

	2004	2003	2002
Options exercisable at December 31	984,322	532,066	1,463,181
Weighted average exercise price per share of options granted per year	$5.39	$1.02	$1.02

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.02 - $5.64	984,322	0.8	$5.39	984,322	$5.39
$29.00	2,185,783	10.0	$29.00	—	—

	3,170,105

Note 10—Employee Savings Plan

Participation in the Venetian Casino Resort, LLC 401(k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Venetian matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee’s eligible gross wages. For the year ended December 31, 2004, 2003 and 2002, contributions accrued under the savings plan were $2.7 million, $2.2 million, and $2.1 million, respectively.

Note 11—Related Party Transactions

The Principal Stockholder is a partner in four entities that operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $0.5 million, $1.0 million and $1.1 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $0.5 million, $1.1 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Casino Resort purchased the lease interest and assets of Carnevale Coffee Bar LLC during 2003 for $3.1 million, payable $625,000 during 2003, and $250,000 annually over ten years, beginning in 2004 through September 1, 2013.

During 2003, the Company purchased tower cranes from the Principal Stockholder for $0.8 million and paid the Principal Stockholder $1.2 million of rent for the tower cranes for use during the Phase IA Addition construction period.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 11—Related Party Transactions

As of December 31, 2003, the Company had certain receivables from its Principal Stockholder totaling $1.3 million, for advances Interface had made on his behalf related to his aircraft. As further described in Note 17, certain assets, including this receivable, were distributed to the Principal Stockholder immediately prior to LVSI’s acquisition of Interface in July 2004.

As of December 31, 2004, the Company incurred certain expenses and had certain payables totaling $1.7 million and $0.9 million, respectively to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes.

In April 2003, the Company made loans totaling approximately $841,000 to certain of its executive officers. The loans bore interest at the greater of 4% per annum and an applicable short-term federal rate. The loans were to mature on the earlier of December 31, 2010, the date any public offering of the Company’s shares commences pursuant to a registration statement and the date on which the borrower disposes of any of his shares of the Company. Such loans were repaid in September 2004.

Note 12—Commitments and Contingencies

Energy Services Agreements

During 1997, Venetian, the Mall Subsidiary, and Interface entered into separate energy service agreements with a heating, ventilation, and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian, the New Mall Subsidiary, its mall tenants and Interface over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods.

Pursuant to the Company’s construction management contract (as more fully defined under “Litigation” below), the HVAC plant was constructed by the Construction Manager on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million.

The charges payable under the separate energy services agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

As of December 31, 2004, Venetian and Interface were obligated under the energy services agreements to make future minimum payments as follows (in thousands):

Years Ending December 31,
2005	$6,828
2006	6,828
2007	6,828
2008	6,828
2009	3,414

Total minimum payments	$30,726

Expenses incurred under the energy services agreements were $7.4 million, $8.5 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Operating Lease Agreements

The Company is party to other operating lease agreements, which are short-term and variable rate in nature. Expenses incurred under these operating lease agreements totaled $1.7 million, $1.7 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Construction Litigation

The construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. pursuant to a construction management agreement and certain amendments thereto. The construction management contract established a final guaranteed maximum price of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to “scope changes”), the construction manager was responsible for any costs of the work covered by the construction management contract in excess of $645.0 million. The construction management contract also established a required “substantial completion” date (the date on which the construction of the Venetian Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Venetian Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of “scope changes” and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

The obligations of the construction manager under the construction management contract were guaranteed by Bovis, Inc., the construction manager’s direct parent at the time the construction management contract was entered into. Bovis’ obligations under the Bovis guaranty were guaranteed by The Peninsula and Oriental Steam Navigation Company, or P&O, a British public company and the construction manager’s ultimate parent at the time the construction management contract was entered into.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

On July 30, 1999, Venetian Casino Resort, LLC filed a complaint against the construction manager and Bovis in the United States District Court for the District of Nevada. The action alleges breach of contract by the construction manager of its obligations under the construction management contract and a breach of contract by Bovis of its obligations under the Bovis guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. In response to Venetian Casino Resort, LLC’s breach of contract claims against the construction manager, Bovis and P&O, the construction manager filed a complaint on August 3, 1999 against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the construction management contract and also alleges that Venetian Casino Resort, LLC defrauded the construction manager in connection with the construction of the Venetian Casino Resort. A quantum meruit claim is one, which seeks to abandon the contract and recover for the reasonable value of services. This theory is sometimes pursued by contractors where they could not otherwise recover damages under the express terms and conditions of the contract. The construction manager seeks compensatory damages, attorneys’ fees, costs, and punitive damages. In the lawsuit, the construction manager claims that it is owed approximately $90.0 million from Venetian Casino Resort, LLC and its affiliates. This complaint was subsequently amended by the construction manager, which also filed an additional complaint against us relating to work done and funds advanced with respect to the contemplated development of the Palazzo Casino Resort. Simultaneously, commencing in March 2000, we and the construction manager engaged in arbitration proceedings ordered by the federal court to determine the cost and scheduled impact of any changes in the scope of services of the construction manager under the construction management contract.

In connection with these disputes, as of December 31, 1999 the construction manager and its subcontractors filed mechanics liens against the Venetian Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceeded the construction manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the construction manager. We have purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the construction manager purchased bonds). As a result, there can be no foreclosure of the Venetian Casino Resort in connection with the claims of the construction manager and its subcontractors. However, we will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

In June 2000, the Company purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of the Venetian Casino Resort. Under the insurance policy, we will insure the first $45.0 million of losses (excluding defense costs) and the insurer will insure defense costs and other covered losses up to next $80.0 million. The insurance policy provides coverage (subject to certain exceptions) for any amounts determined in the construction litigation to be owed to the construction manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by us during construction of the Venetian Casino Resort, and lien claims of, or acquired by, the construction manager as well as any defense costs.

On June 3, 2003, an approximate nine-month trial was concluded in the state court action when a jury returned a verdict, which awarded the construction manager approximately $44.0 million in additional costs under the construction management contract and awarded us approximately $2.0 million in damages for defective and incomplete work performed by the construction manager. The verdict also returned a defense verdict in our favor on the construction manager’s fraud claim, and denied the construction manager’s claim for punitive damages. The verdict did not address pre-judgment interest and reimbursement of attorney’s costs, which are being sought from the state court by both parties. Prior to the entry of the verdict, the state court judge dismissed the construction manager’s quantum meruit claim.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

The judge in the state court action directed the clerk to file the verdict on December 24, 2003. It is unclear whether the filing of the verdict alone constitutes the entry of judgment under state law because the verdict has special interrogatories, which make the total amount of the judgment unclear. In an abundance of caution, both parties have treated the filing of the verdict as a final judgment and we have filed motions requesting that the state court reconsider the entry of the judgment and stay the verdict until the conclusion of the arbitration proceedings, which proceedings we contend must be considered in determination of any final award between the parties. The request for a stay was denied. We believe that the arbitration proceedings may result in the lowering of the verdict that was awarded to the construction manager in the state court action and may provide a basis to increase the amount that was awarded to us.

By orders dated and filed June 17 and July 19, 2004, the post trial motions were denied in all material respects. We have filed a notice of appeal to the Nevada Supreme Court and several motions for reconsideration to the trial court, which have not yet been ruled upon by the state court judge.

While there are pending subcontractor claims against the construction manager and us and related claims for indemnity by and against the construction manager, we believe that all such claims asserted against us in those actions should be subsumed within the verdict in the state court action and that our liability should be limited to the amount of any final judgment which may be ultimately entered in the state court action. If a judgment for the construction manager is entered on the verdict and such a judgment can be executed upon by the construction manager following the resolution of all appeals, we believe the payment of such a judgment will be applied towards satisfaction of the $45.0 million self-insured retention under the insurance policy. We intend to seek an elimination or reduction of the construction manager’s and its subcontractors’ mechanic’s liens in an amount to be consistent with any final judgment on the verdict.

Notwithstanding the entry of judgment in the state court action, we have continued to pursue certain claims in the arbitration proceedings to determine, among other things, the impact of certain changes, which determination by the arbitrator we believe may provide a basis for reducing the amount awarded to the construction manager in the state court action and raising the amount of the verdict for us or otherwise establishing offsetting claims for us against the construction manager. We also intend to pursue additional affirmative claims in the federal court action and in other proceedings that were not resolved by the verdict in the state court action. Because of the magnitude of the remaining open items in the arbitration proceedings, which we believe must be considered in any ultimate award between the parties; we are not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which we had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

Based on the judgment in the state court action and the remaining open items in the arbitration proceedings, we estimate that our range of loss in this matter is from zero (or a gain if all remaining matters are determined in our favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters) if we were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and that are not already included in the state court action. Such range of loss is before attorneys’ fees, costs and interest, which were awarded by the Court by Orders dated March 18, 2005 and March 21, 2005 in the amount of $19.7 million in prejudgment interest, $9.2 million in costs and $9.6 million in attorneys’ fees. We are appealing these awards as to both entitlement and amount. Substantially all of our attorneys’ fees and costs related to the defense and prosecution of claims arising out of the construction management agreement incurred since June 28, 2000 are being paid by an insurance company under a special insurance policy obtained to mitigate our losses. We incurred approximately $2.2 million in attorneys’ fees related to the construction litigation prior to June 28, 2000 that are not covered by insurance.

While the state court’s orders denying our post trial motions could be viewed as increasing the possibility that we will be exposed to loss in this litigation, there are appellate issues that we intend to pursue and ongoing arbitration proceedings that we believe will impact the amount of loss and /or any award to which we may be entitled.

There are two ways the state court judgment may change before it can be executed on by the construction manager. First, most of our credit claims under the contract were ordered to arbitration. We have already obtained interim credit awards of $5.1 million in arbitration related allowance reconciliations and credits for work that was required by the contract and never completed by the construction manager. In addition, we have claims of over $23.0 million, which will be submitted to arbitration within the next 12 months. The largest of these credit claims, in the amount of over $10.0 million, relates to the reconciliation of a contract allowance for credits due from the construction manager for workers’ compensation and general liability insurance provided to the construction manager and trade contractors by us under the owner controlled insurance program. The other credit claims principally relate to defective and incomplete work, which was completed by us after the construction manager stopped performing on the project. If we are successful in proving our remaining credit claims, the arbitration credit awards, in total, could offset up to $28.0 million of the verdict.

It is likely that certain elements of the verdict will be preempted because they are duplicative of items ordered to arbitration by federal court before the state court jury trial began. For example, the jury verdict includes an award of over $8.0 million for trade contractor overtime incurred by the construction manager. The arbitrator has found that the construction manager is entitled to an award of zero dollars for these exact same overtime claims. It is our position that the arbitration awards should be substituted for the portions of the verdict which overlap. In a March 30, 2004 hearing, the state court judge acknowledged that the verdict and the judgment on the verdict will need to be adjusted after the completion of the arbitrations.

Because of the possibility of offsetting credits that may be awarded in arbitration and the elimination of duplicative claims through the substitution of arbitration awards for the verdict, no single amount within the range of any loss can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

Interface Nevada Litigation

On October 17, 2003, Bear Stearns Funding, Inc. filed a lawsuit against Interface Group-Nevada. The plaintiff is seeking damages against Interface Group-Nevada for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon fee in connection with Interface Group-Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Group-Nevada has asserted six counter-claims against the plaintiff. The counterclaims against Bear Stearns allege that Bear Stearns’ sale of a subordinated component of the loan to a competitor constituted a breach of the loan agreement and a related agreement, that its transmission of information in connection with that sale constituted a misappropriation of Interface Group-Nevada’s trade secrets, and that it misrepresented to Interface Group-Nevada certain facts regarding the purchaser of the subordinated component. The counterclaims also allege that the Bear Stearns’ demand that Interface Group-Nevada purchase insurance not required by the loan agreement was motivated by Bear Stearns’ exclusion from participating in another financing, and that this action constituted a prima facie tort under New York law, and together with the other actions alleged in the counterclaims, constituted a breach of Bear Stearns’ duty of good faith and fair dealing. The counterclaims seek damages in an amount to be determined at trial but not less than $1.5 million, plus punitive damages of not less than $3.0 million on the fraud and prima facie tort causes of action. Plaintiff filed a motion for summary judgment on the complaint seeking (i) judgment on the complaint in the approximate amount of $1.5 million plus interest, costs and attorneys fees, and (ii) dismissal of the counterclaims other than the two breach of contract counterclaims (the “Motion”). By Opinion and Order dated March 21, 2005, the Motion was denied in part and granted in part. The Court denied the request the judgment on the compliant, granted the request to dismiss the counterclaims alleging misappropriation of trade secrets, prima facie tort, and fraud, and granted the request to dismiss one of the two bases of the counterclaim alleging a breach of the covenant of good faith and fair dealing. Interface Group-Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters.

Litigation Relating to Macao Casino

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, LVSI, Sheldon Adelson, and William Weidner in the District Court of Clark County, Nevada. The suit asserts a cause of action for breach of an alleged agreement to pay a success fee of $5 million and 2% of the net profit from the Company’s Macau resort operations to the plaintiffs in connection with their alleged assistance in securing a gaming concession in Macau. This suit also alleges fraud and quantum meruit in connection with these allegations. A quantum meruit claim is one, which seeks to abandon the contract and recover for the reasonable value of services. The plaintiffs are seeking unspecified damages, punitive damages and other costs, although the plaintiffs claim that damages could be in excess of $100 million. We intend to defend it vigorously, and have filed a motion to dismiss the fraud and quantum meruit claims (the “Motion to Dismiss”) on behalf of all defendants and a motion for summary judgment on all claims on behalf of LVSC but not Las Vegas Sands Opco (the “Motion for Summary Judgment”). An Order was entered on March 1, 2005, dismissing the Motion to Dismiss without prejudice, dismissing LVSC, as a party without prejudice based on a stipulation to do so between the parties, dismissing the Motion for Summary Judgment as moot, and requiring the filing of an Answer by the remaining defendants within 30 days after service of an amended compliant by Plaintiffs. This action is in a preliminary stage and the Company’s legal counsel is currently not able to determine the probability of the outcome of this action.

The Company is involved in other litigation arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claim will not have a material effect on the Company’s financial position, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

Macao Casino Projects

On June 26, 2002, the Macau government granted a concession to operate casinos in Macau through June 26, 2027 to Galaxy Casino Company Limited, a consortium of Macau and Hong Kong-based investors (“Galaxy”) on the condition that Venetian Macau be the management company. During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement which was recognized and approved by the Macau government and allows Venetian Macau to develop and operate casino projects, including the Macao Casino, separately from Galaxy. The Macao Casino opened on May 18, 2004. Additional facilities, including restaurants and entertainment venues and 49 of 52 high-end suites opened during late August 2004.

In addition to the Macao Casino, the Company also intends to build the Macao Venetian Casino Resort in Macau, a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property.

Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macao Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $534.6 million at exchange rates in effect on December 31, 2004) in various development projects in Macau by June 2009. The construction and development costs of the Macao Casino will be applied to the fulfillment of this total investment obligation to the Macau government. The Company currently estimates the total cost of constructing, developing, and opening the Macao Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, was approximately $265.0 million, all of which qualifies to meet the investment obligation to the Macau government. Assuming that all of the current estimated construction and development costs of the Macao Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $269.6 million. It is expected that the construction and development costs of the Macao Venetian Casino Resort will satisfy the remainder of this obligation but the Company will need an extension of the June 2006 construction deadline for the Macao Venetian Casino Resort, which it currently expects to open in the first quarter of 2007. Unless we obtain an extension, we may lose our right to continue to operate the Macao Casino or any other facilities developed under the subconcession. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.8 million at exchange rates in effect on December 31, 2004) of Venetian Macau’s legal and contractual obligations to the Macau government until March 31, 2007. Venetian Macau received consents during June 2004 from the holders of the Venetian Macau Senior Secured Notes to permit the creation of a junior lien on Venetian Macao’s rights over the land upon which the Macao Casino is being constructed in Macau to support the guarantee being issued by the Macau bank under the Venetian Macau subconcession. Venetian Macau’s development and investment obligations under its subconcession agreement may be satisfied by Venetian Macau and/or its affiliates, including the Company.

Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture for the Mortgage Notes or the Senior Secured Credit Facility. Restrictions have been placed on the payment of dividends to LVSI and its subsidiaries from Venetian Macau and its subsidiaries.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

During 2003, Venetian Macau entered into a 25-year land lease agreement with the Macau government for the land on which the Macao Casino was constructed. As of December 31, 2004, Venetian Macau was obligated under its leases to make future payments as follows (in thousands):

2005	$2,830
2006	2,909
2007	2,909
2008	1,533
2009	157
Thereafter	2,762

$13,100

Under the subconcession, we are obligated to pay to the Macau government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $3.6 million at exchange rates in effect on December 31, 2004). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $36,453, $18,227 and $122, respectively, at exchange rates in effect on December 31, 2004), subject to a minimum of 45 million patacas (or $5.5 million at exchange rates in effect on December 31, 2004). The variable portion of our premium is subject to renegotiations in 2005. We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macau government, a portion of which must be used for promotion of tourism in Macau. This percentage will be subject to change in 2010.

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them. If the laws are not changed, our business in Macau may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax laws in Macau, there can be no assurance that the laws will be changed.

We have received a concession from the Macau government to use a six-acre parcel of land for the Sands Macao. The land concession will expire in 2028 and is renewable. The land concession requires us to pay a premium which is payable over a number of years. In addition, we are also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macau government. See the note entitled “Commitments and Contingencies—Macau Casino Projects” of our consolidated financial statements for more information on our payment obligation under this concession. We have applied to the Macau government for a land concession for the west side of the Cotai Strip, including the site of the Macao Venetian Casino Resort. The land concession will require us to pay certain premiums and rent.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 12—Commitments and Contingencies (Continued)

Other Ventures and Commitments

During 2003, the Company entered into three lease termination and asset purchase agreements with the Grand Canal Shops mall tenants. The first agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000, thereafter. The second agreement provided for an initial deposit of $5.0 million, which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The third agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by the Grand Canal Shops mall tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants.

Note 13—Segment Information

The Company reviews the results of operations based on the following distinct segments, which are the Casino Resort on the Las Vegas Strip, the Sands Expo Center in Las Vegas and the Macao Casino in Macau. The Company’s segments are based on geographic locations (Las Vegas and Macau) or on the type of business (casino resort operations or convention operations). The Company’s segment information is as follows for the three years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net Revenues
Casino Resort	$742,155	$638,794	$569,022
Macao Casino	397,210	—	—
Sands Expo Center	57,691	52,960	54,314

Total net revenues	$1,197,056	$691,754	$623,336

Adjusted EBITDA(1)
Casino Resort	$288,714	$247,573	$206,759
Macao Casino	159,065	—	—
Sands Expo Center	14,476	13,113	15,877

	462,255	260,686	222,636

Other Operating Costs and Expenses
Corporate expense	(126,356)	(10,176)	(10,114)
Depreciation	(69,432)	(53,859)	(46,662)
Gain on disposition of assets	385,927	—	—
Pre-opening and developmental expenses	(33,926)	(10,525)	(5,925)

Operating income	618,468	186,126	159,935

Other Non-operating Costs and Expenses
Interest expense, net of amounts capitalized	(138,077)	(122,442)	(124,459)
Interest income	7,740	2,125	3,027
Other income (expense)	(131)	825	1,045
Loss on early retirement of debt	(6,553)	—	(51,392)
Benefit for income taxes	13,736	—	—

Net income (loss)	$495,183	$66,634	$(11,844)

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization and pre-opening expenses. Adjusted EBITDA is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 13—Segment Information (Continued)

	Year Ended December 31,
	2004	2003	2002
Capital Expenditures
Casino Resort	$117,392	$203,997	$129,095
Macao Casino	197,795	52,788	2,426
Sands Expo Center	1,095	737	892
Corporate (principally Phase II land and project costs)	149,466	22,426	4,327

Total capital expenditures	$465,748	$279,948	$136,740

	Year Ended December 31,
	2004	2003
Total Assets
Casino Resort	$2,770,832	$1,494,163
Macao Casino	455,374	232,174
Sands Expo Center	75,511	85,141
Corporate (principally Phase II land and project costs)	299,761	105,557

Total consolidated assets	$3,601,478	$1,917,035

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 14—Mall Sale

Mall Sale and Related Matters

On April 12, 2004, the Company entered into an agreement to sell the Grand Canal Shops mall and lease certain restaurant and other retail assets of the Casino Resort (the “Master Lease”) for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed on May 17, 2004 and the Company realized a gain of $417.6 million in connection with the Mall Sale. In conjunction with the Mall Sale, the Company repaid all of its $120.0 million secured Mall facility and redeemed $6.4 million of the Mortgage Notes pursuant to the Asset Sale Offer. The Master Lease agreement provides for the Casino Resort to lease nineteen spaces currently occupied by various tenants to General Growth Properties (“GGP”) for 89-years with annual rent of one dollar per year and for GGP to assume the various leases. Under GAAP, the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to the Casino Resort, which will amortize into income on a straight-line basis over the 89-year lease term. During the year ended December 31, 2004, $0.8 million of this deferred item was amortized by the Company. In addition the Company will: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease the C2K Showroom space located within the Grand Canal Shops mall from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under GAAP, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. During the year ended December 31, 2004, $2.1 million of this deferred item was amortized by the Company.

Phase II Mall

The Company formed the Phase II Mall Subsidiary on July 1, 2004 to develop and construct the Phase II Mall. In connection with the Mall Sale, the Company entered into an agreement with GGP to construct and sell the Phase II Mall for an amount equal to the greater of (i) $250.0 million; and (ii) the Phase II Mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is .06 for every dollar of net operating income up to $38.0 million and .08 for every dollar of net operating income above $38.0 million. On the date the Phase II Mall opens to the public, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250.0 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II Mall’s opening date based on the formula described in the first two sentences of this paragraph. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period. The Phase II Mall is expected to cost approximately $275.0 million (excluding incentive payments described below). The Phase II Mall will be constructed using the proceeds of the recently entered into $250.0 million Phase II Mall construction loan (See Note 7) and an approximately $25.0 million investment from the Company. Under the Mall Sale agreement, the Company has agreed to substantially complete construction of the Phase II Mall before the earlier of 36 months after the date on which sufficient permits are received to allow the Phase II Mall Subsidiary to begin construction of the Phase II Mall and March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that the Company does not substantially complete construction of the Phase II Mall on

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 14—Mall Sale (Continued)

or before the earlier of these two dates (as such dates may be extended as described in the preceding sentences), the Company must pay liquidated damages of $5,000 per day for the first six months and $10,000 per day for the following six months if substantial completion does not occur by the end of six months after the completion deadline. If substantial completion has not occurred on or before one year after the deadline, the Company will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II Mall before the agreed-upon deadline would constitute an event of default under the Senior Secured Credit Facility and the Company’s disbursement agreement.

In the event that the Company complies with all of its obligations under the aforementioned agreement with GGP concerning the Phase II Mall, and GGP fails to acquire the membership interests in the entity owning the Phase II Mall, the Company will be entitled to:

•	sue GGP for specific performance;

•	liquidated damages in the amount of $100.0 million; or

•	purchase the interest of GGP in the Grand Canal Shops mall for (a) the lesser of (i) $766.0 million and (ii) the fair market value minus (b) $100.0 million.

The Company made an equity contribution to the Phase II Mall Subsidiary of $63.2 million on July 15, 2004, which was used to make certain incentive payments and pay related payroll taxes to the Principal Stockholder and other senior executives of the Company for their work in connection with the Phase II Mall Sale and related financing transactions. The Company made an additional equity contribution of approximately $25.0 million on September 30, 2004 as required under the Phase II Mall construction loan agreement (See Note 7—“Phase II Mall Construction Loan”).

Note 15—Subsequent Events

Stock Option Issuances

In February 2005, options to purchase an additional 22,820 shares of the Company’s common stock were granted to an employee and two new directors of the Company by the board of directors under the Company’s stock option plan at an average exercise price of $47.16 per share. Each of these options may only be exercised by the delivery of cash or check, or its equivalent.

Debt Refinancing

6.375% Senior Notes

On February 10, 2005, the Company sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount was $244.8 million. The Senior Notes will mature on February 15, 2015. The Company has the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010 at the “make-whole” redemption price. Thereafter, the Company has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline over time. In addition, before February 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the Senior Notes. The Senior Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s existing domestic subsidiaries (including LVSI

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 15—Subsequent Events (Continued)

and Venetian). The Senior Notes Indenture contains covenants that, subject to certain exceptions and conditions, limit the ability of the Company and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets. The net proceeds of the Senior Notes offering were utilized to complete the retirement of the 11% Mortgage Notes as further described below.

On February 10, 2005, the Company, the subsidiary guarantors (including LVSI and Venetian) and the initial purchasers of the Senior Notes also entered into a registration rights agreement. Under the registration rights agreement, the Company and each subsidiary guarantor granted certain exchange and registration rights to the holders of the Senior Notes.

Amended and Restated Credit Agreement

On February 22, 2005, LVSI and Venetian amended and restated their $1.620 billion Senior Secured Credit Facility. The amended Senior Secured Credit Facility consists of a $970.0 million funded term loan, a $200.0 million delayed-draw term loan available until August 20, 2005 and a $450.0 million revolving credit facility. The amended Senior Secured Credit Facility also contains revised covenants to provide greater financial flexibility.

The funded term loan was drawn at closing and provided the borrowers $970.0 million in proceeds A portion of these proceeds, along with the net proceeds from our recently completed Senior Note offering and cash on hand, were used to repay term indebtedness under the prior Senior Secured Credit Facility, repurchase $542.3 million principal amount of the Mortgage Notes (as further described below), and to pay related premiums and accrued and unpaid interest on the Mortgage Notes and fees and expenses associated with these transactions.

The indebtedness under the amended Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the amended Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and Guarantors’ assets, other than capital stock. Borrowings under the term loan facilities and revolving loan facilities bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a spread of 1.75% of or 0.75%, respectively, which spreads will decrease by 0.25% if the loans achieve a rating of Ba2 or higher by Moody’s and BB or higher by S&P subject to certain additional conditions.

The amended Senior Secured Credit Facility contains affirmative, negative and financial covenants customary for such financings, and also requires the Company to maintain the following financial ratios as of the last day of each fiscal quarter:

•	minimum ratio of consolidated adjusted EBITDA to consolidated interest expense of not less than 1.5 to 1.0 until the last day of the fiscal quarter in which construction of the Palazzo is substantially complete, increasing thereafter as provided in the credit facility;

•	maximum ratio of consolidated total debt outstanding, including certain debt of LVSC guaranteed by the borrowers, to consolidated adjusted EBITDA of not more than 7.25 to 1.0 until the last day of the fiscal quarter in which construction of the Palazzo is substantially complete, decreasing thereafter as provided in the amended Senior Secured Credit Facility;

•	minimum consolidated net worth to be not less than $410.0 million plus 85% of consolidated net income of the borrowers and Guarantors for all fiscal quarters;

•	maximum consolidated capital expenditures (excluding certain Palazzo-related construction costs) for the periods from February 22, 2005 until December 31, 2005 of not more than $80.0 million, plus carry-forward of unused amounts from prior years, decreasing in fiscal years thereafter as set forth in the amended Senior Secured Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 15—Subsequent Events (Continued)

The amended Senior Secured Credit Facility contains events of default customary for such financings, including but not limited to nonpayment of principal, interest, fees or other amounts when due; violation of covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross default and cross acceleration; certain ERISA events; change of control; dissolution; insolvency; bankruptcy events; material judgments; and actual or asserted invalidity of the guarantees or security documents. Some of these events of default allow for grace periods and materiality concepts.

11% Mortgage Notes

LVSI and Venetian exercised an equity claw back under their Mortgage Notes indenture (as described in Note 7) pursuant to which the Company retired $291.1 million of the their Mortgage Notes and paid $32.0 million of redemption premiums with the proceeds from its initial public offering.

In February 2005, LVSI and Venetian retired $542.3 million in aggregate principal amount of their Mortgage Notes pursuant to a tender offer plus a make-whole premium and accrued interest of $90.3 million, with proceeds from the $250.0 million Senior Notes offering cash on hand and proceeds from the amended Senior Secured Credit Facility. The total consideration paid to certain tendering holders was $1,166.56 per $1,000 principal amount of Mortgage Notes (including a consent payment of $30 per $1,000 principal amount of Mortgage Notes tendered prior to February 1, 2005). On March 24, 2005, LVSI and Venetian redeemed the remaining $10.2 million aggregate principal amount of the outstanding Mortgage Notes at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued interest.

The Company expects to incur a charge of approximately $132.6 million for loss on early retirement of indebtedness during the first quarter of 2005 as a result of amending the Senior Secured Credit Facility and retiring the Mortgage Notes.

Note 16—Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to extend that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

As further described in Note 2, prior to the completion of the Company’s initial public offering in December 2004, LVSI had elected to be taxed as a S Corporation. Following the completion of the Merger and the initial public offering, the Company became subject to federal income taxes. At the time of the conversion to a C corporation for income tax purposes, the Company recognized deferred tax assets and liabilities as required by SFAS 109.

The components of the provision (benefit) for income taxes through December 31, 2004 are as follows (in thousands):

Federal:
Current	$—
Deferred	47
Recognition of net deferred tax assets upon C Corporation conversion	(13,783)

Total income tax provision (benefit)	$(13,736)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 16—Income Taxes (Continued)

Reconciliation of the statutory federal income tax rate and the Company’s effective tax rate from the C corporation conversion date through December 31, 2004 is as follows:

Statutory federal income tax rate	35%
Permanent differences:
Nondeductible losses of foreign subsidiary (UK)	5.18%
Other permanent differences	0.22%
Tax exempt income of foreign subsidiary (Macau)	(39.86)%
Net deferred tax assets recognized upon termination of S corporation election	(158.64)%

Effective tax rate	(158.10)%

The major tax affected components of the Company’s net deferred tax assets are as follows (in thousands):

	Corporation Conversion Date	At December 31, 2004
Deferred tax assets
Bad debt reserve	$7,212	$7,108
Accrued expenses	2,640	2,690
Deferred gain on the sale of the Mall	64,295	64,229
Net operating loss	—	1,458
Stock issued at a discount	5,256	5,256
Net operating loss carryforward of foreign subsidiary	5,789	6,175
Less: Valuation allowance	(5,789)	(6,175)

Total deferred tax assets	79,403	80,741
Deferred tax liabilities
Property and equipment	(63,667)	(64,932)
Prepaid expenses	(1,554)	(1,695)
Other	(398)	(378)

Total deferred tax liabilities	(65,619)	(67,005)

Net deferred tax asset	$13,784	$13,736

At December 31, 2004, there is a $6.0 million valuation allowance provided on certain foreign net operating loss carryforwards and other foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2004.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 16—Income Taxes (Continued)

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004 (the “AJCA”).” The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on their unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes – Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on its consolidated financial statements.

Through December 31, 2004, the Company has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether the Company will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. The range of possible amounts of unremitted earnings that is being considered for repatriation is between zero and $500 million. The related potential range of income tax is between zero and $26.2 million.

For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $4.2 million, which will expire in 2025 that equates to a deferred tax asset of $1.4 million, after federal tax effect.

Note 17—Dividends

Immediately prior to the July 29, 2004 acquisition of Interface by LVSI as more fully described in Notes 1 and 8, Interface distributed approximately $15.2 million to its sole stockholder, who is also the Principal Stockholder of LVSC. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the Principal Stockholder and $.4 million of certain fixed and other assets. Additionally, as further described in Note 2, the Company declared tax distributions to its stockholders of $129.0 million and $4.2 million during 2004 and 2003, respectively. There were no dividends declared during 2002.

Note 18—Condensed Consolidating Financial Information

In accordance with Rule 3-10 of Regulation S-X of the Securities and Exchange commission, condensed consolidating financial information of the Company, the Subsidiary Guarantors (as defined below) and the non-guarantor subsidiaries on a combined basis as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, is as follows (in thousands).

LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. LVSI, Venetian, IEL, Yona, the Phase II Subsidiary, Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Transport, Venetian Marketing and Venetian Operating (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSC, all of the capital stock of which is owned by LVSI and LVSC. The Subsidiary Guarantors have jointly and severally guaranteed such debt on a full and unconditional basis.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Condensed Consolidating Financial Information (continued)

CONDENSED BALANCE SHEETS

December 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$744,927	$388,338	$161,633	$—	$1,294,898
Restricted cash and cash equivalents	—	1,193	19,335	—	20,528
Intercompany receivable	—	39,268	4,801	(44,069)	—
Accounts receivable, net	—	54,887	1,695	—	56,582
Inventories	—	6,945	1,065	—	8,010
Deferred income taxes	—	13,000	311	—	13,311
Prepaid expenses	—	7,510	4,287	—	11,797

Total current assets	744,927	511,141	193,127	(44,069)	1,405,126
Property and equipment, net	—	1,361,749	394,341	—	1,756,090
Investment in subsidiaries	576,418	425,909	125	(1,002,452)	—
Deferred offering costs, net	—	41,609	10,766	—	52,375
Restricted cash and cash equivalents	—	356,946	—	—	356,946
Redeemable Preferred Interest in Venetian	—	—	255,154	(255,154)	—
Deferred income taxes	—	(31)	456	—	425
Other assets, net	—	23,829	6,687	—	30,516

	$1,321,345	$2,721,152	$860,656	$(1,301,675)	$3,601,478

Accounts payable	$—	$21,495	$11,888	$—	$33,383
Construction payables	—	37,431	49,945	—	87,376
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	5,219	—	38,850	(44,069)	—
Accrued interest payable	—	8,087	1,100	—	9,187
Other accrued liabilities	—	109,859	60,659	—	170,518
Current maturities of long-term debt	—	292,940	11,924	—	304,864

Total current liabilities	5,219	477,044	174,366	(44,069)	612,560
Other long-term liabilities	—	184,836	3,017	—	187,853
Redeemable Preferred Interest in Venetian Casino Resort, LLC a wholly owned subsidiary	—	255,154	—	(255,154)	—
Long-term debt	—	1,227,700	257,364	—	1,485,064

	5,219	2,144,734	434,747	(299,223)	2,285,477

Stockholders’ equity	1,316,126	576,418	425,909	(1,002,452)	1,316,001

	$1,321,345	$2,721,152	$860,656	$(1,301,675)	$3,601,478

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Condensed Consolidating Financial Information (continued)

CONDENSED BALANCE SHEETS

December 31, 2003

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$—	$102,603	$50,190	$—	$152,793
Restricted cash and cash equivalents	—	2,121	53,534	—	55,655
Intercompany receivable	—	31,490	1,395	(32,885)	—
Accounts receivable, net	—	51,364	2,833	—	54,197
Inventories	—	6,093	158	—	6,251
Prepaid expenses	—	2,573	1,270	—	3,843

Total current assets	—	196,244	109,380	(32,885)	272,739
Property and equipment, net	—	1,106,413	378,257	—	1,484,670
Investment in subsidiaries	162,108	332,085	—	(494,193)	—
Deferred offering costs, net	—	30,513	8,630	—	39,143
Restricted cash and cash equivalents	—	—	86,144	—	86,144
Redeemable Preferred Interest in Venetian	—	—	238,328	(238,328)	—
Other assets, net	—	22,816	11,523	—	34,339

		—
	$162,108	$1,688,071	$832,262	$(765,406)	$1,917,035

Accounts payable	$—	$13,346	$3,333	$—	$16,679
Construction payables	—	10,330	31,825	—	42,155
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	—	1,395	31,490	(32,885)	—
Accrued interest payable	—	3,896	913	—	4,809
Other accrued liabilities	—	91,570	19,542	—	111,112
Current maturities of long-term debt	—	12,633	4,963	23,783	41,379

Total current liabilities	—	140,402	92,066	(9,102)	223,366
Other long-term liabilities	—	883	5,562	—	6,445
Long-term debt	—	1,146,350	402,549	(23,783)	1,525,116

	—	1,287,635	500,177	(32,885)	1,754,927

Redeemable Preferred Interest in Venetian Casino Resort, LLC a wholly owned subsidiary	—	238,328	—	(238,328)	—

Stockholders’ equity	162,108	162,108	332,085	(494,193)	162,108

	$162,108	$1,688,071	$832,262	$(765,406)	$1,917,035

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$320,990	$387,574	$—	$708,564
Rooms	—	311,680	323	—	312,003
Food and beverage	—	108,511	15,896	(2,841)	121,566
Retail and other	—	41,037	78,597	(3,197)	116,437

Total revenues	—	782,218	482,390	(6,038)	1,258,570
Less promotional allowances	—	(53,210)	(8,304)	—	(61,514)

Net revenues	—	729,008	474,086	(6,038)	1,197,056

Operating expenses:
Casino	—	143,925	196,427	(111)	340,241
Rooms	—	77,108	141	—	77,249
Food and beverage	—	55,599	10,367	(1,790)	64,176
Retail and other	—	25,763	37,561	(3,269)	60,055
Provision for doubtful accounts	—	7,959	—	—	7,959
General and administrative	—	128,535	44,953	(400)	173,088
Corporate expense	—	62,793	64,031	(468)	126,356
Rental expense	—	9,869	2,164	—	12,033
Pre-opening and developmental expense	—	4,736	29,190	—	33,926
Depreciation and amortization	—	51,524	17,908	—	69,432
Loss on disposal of assets	—	31,536	113	—	31,649
Gain on sale of Grand Canal Shops	—	(417,576)	—	—	(417,576)

	—	181,771	402,855	(6,038)	578,588

	—	547,237	71,231	—	618,468

Operating income
Other income (expense):
Interest income	506	7,114	4,924	(4,804)	7,740
Interest expense, net of amounts capitalized	—	(119,983)	(22,898)	4,804	(138,077)
Other expense	—	—	(131)	—	(131)
Loss on early retirement of debt	—	(5,406)	(1,147)	—	(6,553)
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(16,826)	16,826	—	—
Gain from equity investment in subsidiaries	494,677	69,572	—	(564,249)	—

Income before income taxes	495,183	481,708	68,805	(564,249)	481,447
Benefit for income taxes	—	12,969	767	—	13,736

Net income	$495,183	$494,677	$69,572	$(564,249)	$495,183

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2003

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$272,804	$—	$—	$272,804
Rooms	—	251,397	—	—	251,397
Food and beverage	—	82,882	—	(2,675)	80,207
Retail and other	—	39,867	95,023	(2,688)	132,202

Total revenues	—	646,950	95,023	(5,363)	736,610
Less promotional allowances	—	(44,856)	—	—	(44,856)

Net revenues	—	602,094	95,023	(5,363)	691,754

Operating expenses:
Casino	—	128,373	—	(203)	128,170
Rooms	—	64,819	—	—	64,819
Food and beverage	—	40,797	—	(620)	40,177
Retail and other	—	20,353	37,005	(3,802)	53,556
Provision for doubtful accounts	—	8,197	(113)	—	8,084
General and administrative	—	105,582	20,552	—	126,134
Corporate expense	—	10,914	—	(738)	10,176
Rental expense	—	7,571	2,557	—	10,128
Pre-opening and developmental expense	—	1,125	9,400	—	10,525
Depreciation and amortization	—	45,463	8,396	—	53,859

	—	433,194	77,797	(5,363)	505,628

Operating income	—	168,900	17,226	—	186,126

Other income (expense):
Interest income	—	1,412	1,492	(779)	2,125
Interest expense, net of amounts capitalized	—	(107,267)	(15,954)	779	(122,442)
Other income (expense)	—	887	(62)	—	825
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	—	26,217	(26,217)	—
Gain from equity investment in subsidiaries	66,634	28,919	—	(95,553)	—

Income before preferred return	66,634	92,851	28,919	(121,770)	66,634
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(26,217)	—	26,217	—

Net income	$66,634	$66,634	$28,919	$(95,553)	$66,634

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2002

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$256,484	$—	$—	$256,484
Rooms	—	206,706	—	—	206,706
Food and beverage	—	70,300	—	(2,655)	67,645
Retail and other	—	35,902	96,719	(5,912)	126,709

Total revenue	—	569,392	96,719	(8,567)	657,544
Less promotional allowances	—	(34,208)	—	—	(34,208)

Net revenues	—	535,184	96,719	(8,567)	623,336

Operating expenses:
Casino	—	119,186	—	(343)	118,843
Rooms	—	53,435	—	—	53,435
Food and beverage	—	35,217	—	(73)	35,144
Retail and other	—	20,161	35,088	(3,917)	51,332
Provision for doubtful accounts	—	21,293	100	—	21,393
General and administrative	—	92,443	20,470	—	112,913
Corporate expense	—	11,015	—	(901)	10,114
Rental expense	—	8,594	2,379	(3,333)	7,640
Pre-opening and developmental expense	—	—	5,925	—	5,925
Depreciation and amortization	—	38,944	7,718	—	46,662

	—	400,288	71,680	(8,567)	463,401

Operating income	—	134,896	25,039	—	159,935

Other income (expense):
Interest income	—	2,487	540	—	3,027
Interest expense, net of amounts capitalized	—	(103,421)	(17,028)	—	(120,449)
Interest expense on indebtedness to Principal Stockholder	—	(1,914)	(2,096)	—	(4,010)
Other income (loss)	—	1,051	(6)	—	1,045
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	—	23,333	(23,333)	—
Loss on early retirement of debt	—	(49,865)	(1,527)	—	(51,392)
Gain (loss) from equity investment in subsidiaries	(11,844)	28,255	—	(16,411)	—

Income (loss) before preferred return	(11,844)	11,489	28,255	(39,744)	(11,844)
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(23,333)	—	23,333	—

Net income (loss)	$(11,844)	$(11,844)	$28,255	$(16,411)	$(11,844)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by operating activities	$515	$156,232	$216,622	$—	$373,369

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of transaction costs	—	649,568	—	—	649,568
(Increase) decrease in restricted cash	—	(356,018)	120,343	—	(235,675)
Notes receivable from stockholders	—	843	(638)	—	205
Capital expenditures	—	(210,926)	(254,822)	—	(465,748)
Capital contributions to subsidiaries	—	(183,895)	—	183,895	—

Net cash provided by (used in) investing activities	—	(100,428)	(135,117)	183,895	(51,650)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of transaction costs	739,193	—	—	—	739,193
Dividends paid to shareholders	—	(112,107)	(12,920)	—	(125,027)
Exercise of stock options	—	11,964	—	—	11,964
Contributions from shareholders	—	—	420	—	420
Capital contribution from Venetian Casino Resort LLC	—	—	94,882	(94,882)	—
Capital contribution from Las Vegas Sands, Inc	—	—	89,013	(89,013)	—
Repayments on 11% mortgage notes	—	(6,360)	—	—	(6,360)
Repayments on secured mall facility	—	—	(120,000)	—	(120,000)
Repayments on senior secured credit facility-term A	—	(48,333)	—	—	(48,333)
Repayments on senior secured credit facility-term B	—	(246,250)	—	—	(246,250)
Proceeds from senior secured credit facility-term B	—	665,000	—	—	665,000
Proceeds from Macau revolver	—	—	10,000	—	10,000
Repayments on Macau revolver	—	—	(10,000)	—	(10,000)
Proceeds from Venetian Intermediate credit facility	—	—	10,000	—	10,000
Repayments on FF&E credit facility	—	(2,400)	—	—	(2,400)
Repayments on Interface Nevada note payable	—	—	(127,512)	—	(127,512)
Proceeds from Interface mortgage note payable	—	—	100,000	—	100,000
Repayments on Interface mortgage note payable	—	—	(711)	—	(711)
Payments of debt offering costs	—	(22,396)	(7,202)	—	(29,598)
Net change in intercompany accounts	5,219	(9,187)	3,968	—	—

Net cash provided by financing activities	744,412	229,931	29,938	(183,895)	820,386

Increase in cash and cash equivalents	744,927	285,735	111,443	—	1,142,105
Cash and cash equivalents at beginning of year	—	102,603	50,190	—	152,793

Cash and cash equivalents at end of year	$744,927	$388,338	$161,633	$—	$1,294,898

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2003

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by operating activities	$—	$112,962	$24,154	$—	$137,116

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	101,185	(118,130)	—	(16,945)
Notes receivable from stockholders	—	(843)	(590)	—	(1,433)
Capital expenditures	—	(197,018)	(82,930)	—	(279,948)

Net cash used in investing activities	—	(96,676)	(201,650)	—	(298,326)

Cash flows from financing activities:
Contributions from stockholder	—	—	721	—	721
Repayments on senior secured credit facility-term A	—	(1,667)	—	—	(1,667)
Proceeds from senior secured credit facility-term A	—	50,000	—	—	50,000
Repayments on senior secured credit facility-term B	—	(2,500)	—	—	(2,500)
Proceeds from Venetian Macau senior secured notes-tranche A	—	—	75,000	—	75,000
Proceeds from Venetian Macau senior secured notes-tranche B	—	—	45,000	—	45,000
Proceeds from Venetian Intermediate credit facility	—	—	40,000	—	40,000
Repayments on bank credit facility-revolver	—	(470)	—	—	(470)
Proceeds from bank credit facility-revolver	—	470	—	—	470
Repayments on FF&E credit facility	—	(600)	—	—	(600)
Proceeds from FF&E credit facility	—	15,000	—	—	15,000
Repayments on Interface note payable	—	—	(6,050)		(6,050)
Payments of deferred offering costs	—	(408)	(6,976)	—	(7,384)
Net change in intercompany accounts	—	(30,233)	30,233	—	—

Net cash provided by financing activities	—	29,592	177,928	—	207,520

Increase in cash and cash equivalents	—	45,878	432	—	46,310
Cash and cash equivalents at beginning of year	—	56,725	49,758	—	106,483

Cash and cash equivalents at end of year	$—	$102,603	$50,190	$—	$152,793

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (continued)

Note 18—Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2002

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by operating activities	$—	$68,413	$18,429	$—	$86,842

Cash flows from investing activities:
Increase in restricted cash	—	(101,778)	(1,039)	—	(102,817)
Capital expenditures	—	(128,793)	(7,947)	—	(136,740)
Notes receivable from stockholders	—	—	(680)		(680)
Dividend from Grand Canal Shops II LLC	—	21,590	—	(21,590)	—
Capital contributions to subsidiaries	—	(73,572)	—	73,572	—

Net cash provided by (used in) investing activities	—	(282,553)	(9,666)	51,982	(240,237)

Cash flows from financing activities:
Contributions from stockholder	—	—	719	—	719
Dividend to Venetian Casino Resort LLC	—	—	(21,590)	21,590	—
Capital contribution from Venetian Casino Resort LLC	—	10	73,562	(73,572)	—
Repayments on 12 1/4% mortgage notes	—	(425,000)	—	—	(425,000)
Proceeds from 11% mortgage notes	—	850,000	—	—	850,000
Repayments on senior subordinated notes	—	(97,500)	—	—	(97,500)
Proceeds from secured mall facility	—	—	120,000	—	120,000
Repayments on mall-tranche A take-out loan	—	—	(105,000)	—	(105,000)
Repayments on mall-tranche B take-out loan	—	—	(35,000)	—	(35,000)
Repayments on completion guaranty loan	—	(31,124)	—	—	(31,124)
Repayments on senior secured credit facility-term B	—	(1,250)	—	—	(1,250)
Proceeds from senior secured credit facility-term B	—	250,000	—	—	250,000
Repayments on bank credit facility-term	—	(151,986)	—	—	(151,986)
Repayments on bank credit facility-revolver	—	(61,000)	—	—	(61,000)
Proceeds from bank credit facility-revolver	—	21,000	—	—	21,000
Repayments on FF&E credit facility	—	(53,735)	—	—	(53,735)
Repayments on Phase II Subsidiary credit facility	—	—	(3,933)	—	(3,933)
Repayments on Phase II Subsidiary unsecured bank loan	—	—	(1,092)	—	(1,092)
Repayments on Interface note payable	—	—	(5,643)	—	(5,643)
Repurchase premiums incurred in connection with refinancing transactions	—	(33,478)	—	—	(33,478)
Payments of deferred offering costs	—	(38,465)	(3,394)	—	(41,859)
Net change in intercompany accounts	—	(1,788)	1,788	—	—

Net cash provided by (used in) financing activities	—	225,684	20,417	(51,982)	194,119

Increase in cash and cash equivalents	—	11,544	29,180	—	40,724
Cash and cash equivalents at beginning of year	—	45,181	20,578	—	65,759

Cash and cash equivalents at end of year	$—	$56,725	$49,758	$—	$106,483

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Notes to Financial Statements (Continued)

Note 19—Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
2004
Net revenues	$239,166	$266,677	$343,636	$347,577	$1,197,056
Operating income	82,296	495,087	(48,411)	89,496	618,468
Net income (loss)	49,916	461,890	(85,879)	69,256	495,183
Basic income (loss) per share	.15	1.42	(0.06)	0.21	1.52
Diluted income (loss) per share	.15	1.42	(0.06)	0.20	1.52
2003
Net revenues	$175,672	$159,885	$182,773	$173,424	$691,754
Operating income	51,398	43,288	52,677	38,763	186,126
Net income	23,042	14,931	20,980	7,681	66,634
Basic income per share	0.07	0.05	0.06	0.02	0.21
Diluted income per share	0.07	0.05	0.06	0.02	0.20

Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the respective year.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Las Vegas Sands Corp.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2005, except for Note 15–Subsequent Events, as to which the date is March 24, 2005, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada

February 11, 2005

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charges to costs and expenses	Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
For the year ended December 31:
2002	$24,105	21,393	(18,556)	$26,942

2003	$26,942	8,084	(4,873)	$30,153

2004	$30,153	7,959	(3,630)	$34,482

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2004 and have concluded that they are effective within the reasonable assurance threshold described above.

b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. — OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 AND 14. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. —EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

(2) List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

4.2	Indenture, dated as of February 10, 2005, by and among Las Vegas Sands Corp., each of the Guarantors party thereto and U.S. Bank National Association, Trustee (the “6.375% Notes Indenture”) (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K dated as of February 15, 2005).

4.3**	Letter regarding certain debt instruments.

10.1	Amended and Restated Credit Agreement dated as of February 22, 2005 among Las Vegas Sands Opco and Venetian Casino Resort, LLC, the lenders listed therein, Goldman Sachs Credit Partners, L.P., The Bank of Nova Scotia, Wells Fargo Foothill, Inc., CIT Group/Equipment Financing, Inc. and Commerzbank AG (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K dated as of March 10, 2005).

10.2	Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, the Subsidiary Guarantors and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.3*	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands Opco, jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary.

Exhibit No.	Description of Document

10.4**	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent.

10.5**	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement.

10.6	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.7	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.8	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands Opco’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.10	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.11	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.12	Construction Management Agreement, dated as of February 15, 1997, between Las Vegas Sands Opco, as owner, and Lehrer McGovern Bovis, Inc (incorporated by reference from Exhibit 10.5 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.13	Assignment, Assumption and Amendment of Construction Management Agreement, dated as of November 14, 1997, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC and Lehrer McGovern Bovis, Inc. (incorporated by reference from Exhibit 10.6 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.14	Guaranteed Maximum Price Amendment to Construction Management Agreement, dated as of June 17, 1998 (effective September 9, 1998), between Lehrer McGovern Bovis, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.1 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.15	Guaranty of Performance, dated as of August 19, 1997, by Peninsular and Steam Navigation Company in favor of Las Vegas Sands Opco, as assigned by Las Vegas Sands Opco to Venetian Casino Resort, LLC by that certain Assignment, Assumption and Amendment of Contracts (incorporated by reference from Exhibit 10.24 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.16	Guaranty of Performance and Completion, dated as of August 19, 1997, by Bovis, Inc., in favor of Las Vegas Sands Opco (incorporated by reference from Exhibit 10.25 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.17	Primary Liquidated Damages Insurance Agreement, dated as of August 4, 1997, by and between the Construction Manager and C.J. Coleman Companies, Ltd. (incorporated by reference from Exhibit 10.23 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document
10.18	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.19	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.20	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.27 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.21	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.22	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.23	Amended and Restated Las Vegas Sands Opco 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.26	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands Opco with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.27**	Assignment and Assumption Agreement dated as of December 20, 2004 by and among Las Vegas Sands Opco, Las Vegas Sands Corp. and Sheldon G. Adelson.

10.28	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.29	Employment Agreement, dated as of November 18, 2004 by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.30	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.31	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.32	Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands Opco and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit No.	Description of Document
10.33	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, June 26, 2002, by and among the Macau Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands Opco’s Form 10-K for the year ended December 31, 2002).

10.34	Land concession, dated as of December 10, 2003, issued by the Macau Special Administrative Region to Venetian Macau (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.35	Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands Opco’s Form 8-K filed on April 16, 2004).

10.36	Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands Opco’s Form 8-K filed on April 16, 2004).

10.37	Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.38	First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.39**	Registration Rights Agreement, dated as of December 20, 2004 by and among Las Vegas Sands Corp. and the stockholders named therein.

10.40**	Registration Rights Agreement, dated as of February 10, 2005 by and among Las Vegas Sands Corp., as the issuer, Las Vegas Sands Opco, Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, Venetian Venture Development, LLC, Venetian Operating Company LLC, Venetian Marketing, Inc. and Venetian Transport LLC as the guarantors, and Goldman, Sachs & Co., Lehman Brothers Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Scotia Capital (USA) Inc. and UBS Securities LLC as the initial purchasers.

10.41**	Las Vegas Sands Corp. 2004 Equity Award Plan.

10.42**	Las Vegas Sands Opco Executive Cash Incentive Plan.

10.43	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.44	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.45	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.46	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.47	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Scott D. Henry (incorporated by reference from Exhibit 10.51 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

Exhibit No.	Description of Document
10.48	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.49	Construction Loan Agreement, dated September 30, 2004, by and among Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC, as borrowers, the lenders party thereto, The Bank of Nova Scotia, as the Sole Lead Arranger and the Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, as the Syndication Agent (incorporated by reference from Exhibit 4.1 to Las Vegas Sands Opco’s Report on Form 8-K filed on October 20, 2004).

10.50	Deed Of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated September 30, 2004, made by Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.54 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.51	Security Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, and each subsidiary from time to time party thereto, and The Bank of Nova Scotia, in its capacity as Administrative Agent for and on behalf of each Secured Party (incorporated by reference from Exhibit 10.55 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.52	Master Disbursement Agreement, dated as of September 30, 2004, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. as the Bank Arranger and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.56 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.53**	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary.

10.54	Environmental Indemnity Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Las Vegas Sands Opco, Lido Casino Resort, LLC and Venetian Casino Resort, LLC to and for the benefit of The Bank of Nova Scotia as administrative agent for itself and the other agents and lenders under the Construction Loan Agreement (incorporated by reference from Exhibit 10.59 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.55	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.56**	Tax Indemnification Agreement dated as of December 17, 2004 by and among Las Vegas Sands Corp., Las Vegas Sands Opco and the stockholders named therein.

10.57	Las Vegas Sands Opco Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.58	First Amendment to Amended and Restated Security Agreement, dated as of September 30, 2004, by and between Las Vegas Sands Opco, Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.64 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

Exhibit No.	Description of Document
10.59+	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau, as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).

10.60	Supplement to Security Agreement, dated as of September 30, 2004, among the debtors as defined in the Amended and Restated Security Agreement, dated as of August 20, 2004, in favor of The Bank of Nova Scotia, as intercreditor agent for each of the secured parties as defined in the Amended and Restated Security Agreement (incorporated by reference from Exhibit 10.67 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.61	Disbursement Collateral Account Agreement, dated as of September 30, 2004, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.62	Amendment No. 2 to Unsecured Indemnity Agreement, dated as of September 30, 2004, by Las Vegas Sands Opco and Venetian Casino Resort, LLC, to and for the benefit of U.S. Bank National Association and to the extent not otherwise referenced, the indemnified parties as defined therein (incorporated by reference from Exhibit 10.69 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.63	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.64	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.65	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K dated as of February 23, 2005).

10.66**	Employment Agreement, dated as of December 9, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Bradley K. Serwin.

10.67**	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent.

10.68**	Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands Opco, Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent.

10.69**	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent.

21.1**	Subsidiaries of Las Vegas Sands Corp.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	To file by amendment.

+	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

/s/ SHELDON G. ADELSON
Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer

March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief Executive Officer and Director	March 31, 2005
Sheldon G. Adelson

/S/ IRWIN CHAFETZ	Director	March 31, 2005
Irwin Chafetz

/S/ CHARLES D. FORMAN	Director	March 31, 2005
Charles D. Forman

/S/ MICHAEL A. LEVEN	Director	March 31, 2005
Michael A. Leven

/S/ JAMES L. PURCELL	Director	March 31, 2005
James L. Purcell

/S/ IRWIN A. SIEGEL	Director	March 31, 2005
Irwin A. Siegel

/S/ WILLIAM P. WEIDNER	President, Chief Operating Officer and Director	March 31, 2005
William P. Weidner

/S/ SCOTT D. HENRY	Senior Vice President and Chief Financial Officer	March 31, 2005
Scott D. Henry

/S/ HARRY D. MILTENBERGER	Vice President and Chief Accounting Officer	March 31, 2005
Harry D. Miltenberger

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

4.2	Indenture, dated as of February 10, 2005, by and among Las Vegas Sands Corp., each of the Guarantors party thereto and U.S. Bank National Association, Trustee (the “6.375% Notes Indenture”) (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K dated as of February 15, 2005).

4.3**	Letter regarding certain debt instruments.

10.1	Amended and Restated Credit Agreement dated as of February 22, 2005 among Las Vegas Sands Opco and Venetian Casino Resort, LLC, the lenders listed therein, Goldman Sachs Credit Partners, L.P., The Bank of Nova Scotia, Wells Fargo Foothill, Inc., CIT Group/Equipment Financing, Inc. and Commerzbank AG (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K dated as of March 10, 2005).

10.2	Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, the Subsidiary Guarantors and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.3**	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands Opco, jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary.

10.4**	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent.

10.5**	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement.

10.6	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.7	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.8	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands Opco’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.	Description of Document

10.10	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.11	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.12	Construction Management Agreement, dated as of February 15, 1997, between Las Vegas Sands Opco, as owner, and Lehrer McGovern Bovis, Inc (incorporated by reference from Exhibit 10.5 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.13	Assignment, Assumption and Amendment of Construction Management Agreement, dated as of November 14, 1997, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC and Lehrer McGovern Bovis, Inc. (incorporated by reference from Exhibit 10.6 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.14	Guaranteed Maximum Price Amendment to Construction Management Agreement, dated as of June 17, 1998 (effective September 9, 1998), between Lehrer McGovern Bovis, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.1 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.15	Guaranty of Performance, dated as of August 19, 1997, by Peninsular and Steam Navigation Company in favor of Las Vegas Sands Opco, as assigned by Las Vegas Sands Opco to Venetian Casino Resort, LLC by that certain Assignment, Assumption and Amendment of Contracts (incorporated by reference from Exhibit 10.24 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.16	Guaranty of Performance and Completion, dated as of August 19, 1997, by Bovis, Inc., in favor of Las Vegas Sands Opco (incorporated by reference from Exhibit 10.25 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.17	Primary Liquidated Damages Insurance Agreement, dated as of August 4, 1997, by and between the Construction Manager and C.J. Coleman Companies, Ltd. (incorporated by reference from Exhibit 10.23 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.18	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.19	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.20	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.27 to Las Vegas Sands Opco’s Registration Statement on Form S-4 (File No. 333-42147)).

10.21	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.22	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.23	Amended and Restated Las Vegas Sands Opco 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit No.	Description of Document

10.24	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.26	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands Opco with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.27**	Assignment and Assumption Agreement dated as of December 20, 2004 by and among Las Vegas Sands Opco, Las Vegas Sands Corp. and Sheldon G. Adelson.

10.28	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.29	Employment Agreement, dated as of November 18, 2004 by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.30	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.31	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.32	Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands Opco and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to Las Vegas Sands Opco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.33	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, June 26, 2002, by and among the Macau Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands Opco’s Form 10-K for the year ended December 31, 2002).

10.34	Land concession, dated as of December 10, 2003, issued by the Macau Special Administrative Region to Venetian Macau (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.35	Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands Opco’s Form 8-K filed on April 16, 2004).

10.36	Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands Opco’s Form 8-K filed on April 16, 2004).

10.37	Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.38	First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document

10.39**	Registration Rights Agreement, dated as of December 20, 2004 by and among Las Vegas Sands Corp. and the stockholders named therein.

10.40**	Registration Rights Agreement, dated as of February 10, 2005 by and among Las Vegas Sands Corp., as the issuer, Las Vegas Sands Opco, Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, Venetian Venture Development, LLC, Venetian Operating Company LLC, Venetian Marketing, Inc. and Venetian Transport LLC as the guarantors, and Goldman, Sachs & Co., Lehman Brothers Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Scotia Capital (USA) Inc. and UBS Securities LLC as the initial purchasers.

10.41**	Las Vegas Sands Corp. 2004 Equity Award Plan.

10.42**	Las Vegas Sands Opco Executive Cash Incentive Plan.

10.43	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.44	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands Opco (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.45	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.46	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.47	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Scott D. Henry (incorporated by reference from Exhibit 10.51 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.48	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.49	Construction Loan Agreement, dated September 30, 2004, by and among Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC, as borrowers, the lenders party thereto, The Bank of Nova Scotia, as the Sole Lead Arranger and the Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, as the Syndication Agent (incorporated by reference from Exhibit 4.1 to Las Vegas Sands Opco’s Report on Form 8-K filed on October 20, 2004).

10.50	Deed Of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated September 30, 2004, made by Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.54 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.51	Security Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, and each subsidiary from time to time party thereto, and The Bank of Nova Scotia, in its capacity as Administrative Agent for and on behalf of each Secured Party (incorporated by reference from Exhibit 10.55 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.	Description of Document

10.52	Master Disbursement Agreement, dated as of September 30, 2004, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. as the Bank Arranger and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.56 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.53**	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary.

10.54	Environmental Indemnity Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Las Vegas Sands Opco, Lido Casino Resort, LLC and Venetian Casino Resort, LLC to and for the benefit of The Bank of Nova Scotia as administrative agent for itself and the other agents and lenders under the Construction Loan Agreement (incorporated by reference from Exhibit 10.59 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.55	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.56**	Tax Indemnification Agreement dated as of December 17, 2004 by and among Las Vegas Sands Corp., Las Vegas Sands Opco and the stockholders named therein.

10.57	Las Vegas Sands Opco Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.58	First Amendment to Amended and Restated Security Agreement, dated as of September 30, 2004, by and between Las Vegas Sands Opco, Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.64 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.59+	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau, , as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).

10.60	Supplement to Security Agreement, dated as of September 30, 2004, among the debtors as defined in the Amended and Restated Security Agreement, dated as of August 20, 2004, in favor of The Bank of Nova Scotia, as intercreditor agent for each of the secured parties as defined in the Amended and Restated Security Agreement (incorporated by reference from Exhibit 10.67 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.61	Disbursement Collateral Account Agreement, dated as of September 30, 2004, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

Exhibit No.	Description of Document

10.62	Amendment No. 2 to Unsecured Indemnity Agreement, dated as of September 30, 2004, by Las Vegas Sands Opco and Venetian Casino Resort, LLC, to and for the benefit of U.S. Bank National Association and to the extent not otherwise referenced, the indemnified parties as defined therein (incorporated by reference from Exhibit 10.69 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.63	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.64	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.65	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K dated as of February 23, 2005).

10.66**	Employment Agreement, dated as of December 9, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands Opco and Bradley K. Serwin.

10.67**	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent.

10.68**	Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands Opco, Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent.

10.69**	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent.

21.1**	Subsidiaries of Las Vegas Sands Corp.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	To be filed by amendment.

+	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.