Form 10-Q
period 2005-03-31
LAS VEGAS SANDS CORP
filed 2005-05-16
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 001-32373

LAS VEGAS SANDS CORP.

(Exact name of registration as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 414-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 12, 2005

Class	Outstanding at May 12, 2005
Common Stock ($0.001 par value)	354,160,692 shares

LAS VEGAS SANDS CORP.

Part I

FINANCIAL INFORMATION

ii

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$799,611	$1,294,898
Restricted cash and cash equivalents	22,771	20,528
Accounts receivable, net	75,759	56,582
Inventories	8,334	8,010
Deferred income taxes	47,131	13,311
Prepaid expenses	14,434	11,797

Total current assets	968,040	1,405,126

Property and equipment, net	1,889,251	1,756,090
Deferred offering costs, net	40,877	52,375
Restricted cash and cash equivalents	359,184	356,946
Deferred income taxes	8,328	425
Other assets, net	32,240	30,516

	$3,297,920	$3,601,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,527	$33,383
Construction payables	89,501	87,376
Construction payables-contested	7,232	7,232
Accrued interest payable	4,492	9,187
Other accrued liabilities	156,589	170,518
Current maturities of long-term debt	64,033	304,864

Total current liabilities	348,374	612,560

Other long-term liabilities	8,173	9,033
Deferred gain on sale of Grand Canal Shops	70,727	71,593
Deferred rent from Grand Canal Shops transaction	106,920	107,227
Long-term debt	1,433,676	1,485,064

	1,967,870	2,285,477

Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,160,692 and 354,160,692 shares issued and outstanding	354	354
Capital in excess of par value	963,322	956,385
Retained earnings	366,374	359,262

	1,330,050	1,316,001

	$3,297,920	$3,601,478

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Casino	$265,786	$94,708
Rooms	86,077	85,367
Food and beverage	43,489	32,655
Retail and other	28,454	40,216

	423,806	252,946
Less-promotional allowances	(20,012)	(13,760)

Net revenues	403,794	239,186

Operating expenses:
Casino	131,953	36,591
Rooms	21,115	20,041
Food and beverage	20,965	15,493
Retail and other	14,376	16,043
Provision for doubtful accounts	3,386	3,244
General and administrative	45,773	36,393
Corporate expense	10,882	2,501
Rental expense	3,705	2,654
Pre-opening expense	—	7,843
Development expense	5,175	536
Depreciation and amortization	19,965	15,527
Loss on disposal of assets	1,163	24

	278,458	156,890

Operating income	125,336	82,296

Other income (expense):
Interest income	7,394	456
Interest expense, net of amounts capitalized	(27,083)	(32,827)
Other expense	—	(9)
Loss on early retirement of debt	(132,834)	—

Income (loss) before income taxes	(27,187)	49,916

Income tax benefit	34,299	—

Net income	$7,112	$49,916

Basic earnings per share	$0.02	$0.15

Diluted earnings per share	$0.02	$0.15

Dividends declared per share	$—	$0.02

Weighted average shares outstanding:
Basic	354,160,692	324,658,394

Diluted	355,029,968	325,190,459

Pro forma data (reflecting change in tax status):
Net income before income taxes		$49,916
Provision for income taxes		(17,516)

Net income		$32,400

Pro forma net income per share of common stock (reflecting change in tax status):
Basic		$0.10
Diluted		$0.10

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,112	$49,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,965	15,527
Amortization of debt offering costs and original issue discount	2,723	2,335
Amortization of deferred revenue	(1,173)	—
Loss on early retirement of debt	132,834	—
Loss on disposal of assets	1,163	24
Provision for doubtful accounts	3,386	3,244
Changes in operating assets and liabilities:
Accounts receivable	(22,563)	(14,278)
Inventories	(324)	72
Prepaid expenses	(2,637)	(1,169)
Deferred income taxes	(34,299)	—
Other assets	(1,724)	(5,273)
Accounts payable	(5,856)	1,363
Accrued interest payable	(4,695)	23,378
Other accrued liabilities	(14,789)	(13,839)

Net cash provided by operating activities	79,123	61,300

Cash flows from investing activities:
Change in restricted cash	(4,481)	37,587
Increase in receivables from stockholders	—	(196)
Capital expenditures	(152,164)	(91,856)

Net cash used in investing activities	(156,645)	(54,465)

Cash flows from financing activities:
Dividends paid to shareholders	(21,052)	(5,003)
Repayments on 11% mortgage notes	(843,640)	—
Proceeds from 6.375% senior notes, net of discount	247,754	—
Repayments on senior secured credit facility-term A-prior	—	(1,667)
Repayments on senior secured credit facility-term B-prior	—	(625)
Proceeds from senior secured credit facility-term B	305,000	—
Proceeds from Venetian Intermediate credit facility	—	10,000
Repayments on Interface Nevada note payable	—	(1,580)
Repayments on Interface mortgage note payable	(1,334)	—
Repurchase premiums incurred in connection with refinancing transactions	(93,289)	—
Transaction costs, initial public offering	(487)	—
Payments of debt offering costs	(10,717)	(188)

Net cash provided by (used in) financing activities	(417,765)	937

Increase (decrease) in cash and cash equivalents	(495,287)	7,772
Cash and cash equivalents at beginning of period	1,294,898	152,793

Cash and cash equivalents at end of period	$799,611	$160,565

Supplemental disclosure of cash flow information:
Cash payments for interest	$33,139	$7,719

Property and equipment asset acquisitions included in construction accounts payable	$89,501	$43,862

Property and equipment acquisitions included in accounts payable	$1,000	$—

Declared and unpaid dividends included in accrued liabilities	$—	$7,104

Non cash tax benefit from stock option exercises included in deferred income taxes	$7,424	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

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

Las Vegas Properties

LVSC and its subsidiaries (collectively, the “Company”) own and operate the Venetian Hotel Resort Casino (the “Venetian Casino Resort”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Venetian Casino Resort includes the first all-suites hotel on the Strip with 4,027 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (“The Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”); and an expo and convention center of approximately 1,150,000 square feet (the “Sands Expo Center”). The Company has begun design and construction work and has completed demolition and clearing on the site of the Palazzo Casino Resort (the “Palazzo”), a second resort similar in size to the Venetian Casino Resort, which will be situated on a 14-acre site situated adjacent to the Venetian Casino Resort and the Sands Expo Center and across Sands Boulevard from the Wynn Las Vegas Resort. The Palazzo is expected to consist of an all-suite, 50-floor luxury hotel tower with approximately 3,025 rooms, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 375,000 square feet and additional meeting and conference space of approximately 450,000 square feet.

Macao Projects

We also own and operate the Sands Macao, a Las Vegas-style casino in Macao. We opened the Sands Macao on May 18, 2004. In addition to the Sands Macao, we are also constructing the Venetian Macao Hotel Resort Casino (the “Venetian Macao Resort”), an all-suites hotel, casino, and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under our gaming subconcession in Macao, we are obligated to develop and open the Venetian Macao Resort by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $529.1 million at exchange rates in effect on March 31, 2005) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Venetian Macao Resort will satisfy these investment obligations but we will need an extension of the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in the first quarter of 2007. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities development under our Macao gaming subconcession.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY (Continued)

Subsidiaries

The consolidated financial statements include the accounts of LVSC and its subsidiaries (the “Subsidiaries”), including Las Vegas Sands, Inc. (“LVSI” or “Las Vegas Sands Opco”), Venetian Casino Resort, LLC (“Venetian”), Interface Group-Nevada, Inc. (“Interface”), Interface Group Holding Company, Inc., Interface Group-Nevada Parent, Inc., Interface Employee Leasing, LLC (“IEL”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Las Vegas Sands (Wolverhampton) Limited, Las Vegas Sands (Stoke City) Limited, Las Vegas Sands (Sunderland City) Limited, Las Vegas Sands (Ibrox) Limited, Las Vegas Sands, (Sheffield) Limited, Las Vegas Sands (Murrayfield) Limited, Las Vegas Sands (Reading) Limited, Las Vegas Sands (UK) Limited, Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Global Holdings Limited, Venetian Macao Finance Company, VI Limited, Venetian Macao Limited (“Venetian Macao”), Venetian Cotai Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Operating Company, LLC (“Venetian Operating”), Venetian Resort Development Limited, and Yona Venetian, LLC (“Yona”) (collectively, and including all other direct and indirect subsidiaries of LVSC, the “Company”). Each of LVSC and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 4 – Long-Term Debt.”

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes FASB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We currently expect to adopt this standard on that date using a Black-Scholes model. Under the Black-Scholes model, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is rendered on or after January 1, 2006. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – STOCKHOLDERS’ EQUITY AND PER SHARE DATA (Continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2005	2004
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,160,692	324,658,394
Potential dilution from stock options	869,276	532,065

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	355,029,968	325,190,459

A summary of the status of the Company’s stock option plan is presented below:

Three Months Ended March 31, 2005	Shares	Weighted Average Exercise Price
Outstanding at the beginning of period	3,170,105	$21.67
Granted	22,820	47.16
Exercised	(931,115)	5.64
Terminated	(91,000)	29.00

Outstanding at end of period	2,170,810	$28.50

Exercisable at end of period	53,207	$1.02

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the market value of the Company’s stock and the stock option’s exercise price at the measurement date. Under APB 25, if the exercise price of the stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – STOCKHOLDERS’ EQUITY AND PER SHARE DATA (Continued)

Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income, and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$7,112	$49,916

Less: Stock-based employee compensation expense determined under the Black Scholes option-pricing model, net of tax	(806)	—

Pro forma net income	$6,306	$49,916

Basic earnings per share, as reported	$0.02	$0.15

Basic earnings per share, pro-forma	$0.02	$0.15

Diluted earnings per share, as reported	$0.02	$0.15

Diluted earnings per share, pro-forma	$0.02	$0.15

The estimated grant date fair value of options granted during the three months ended March 31, 2005 was $19.49 per share and was computed using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 3.86%; no expected dividend yields; expected volatility of 35.29% and expected life of 6 years.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Land and land improvements	$177,064	$170,056
Building and improvements	1,235,124	1,239,291
Equipment, furniture, fixtures and leasehold improvements	306,139	297,287
Construction in progress	461,071	319,640

	2,179,398	2,026,274
Less: accumulated depreciation and amortization	(290,147)	(270,184)

	$1,889,251	$1,756,090

During the three months ended March 31, 2005 and 2004, the Company capitalized interest expense of $4.1 million and $1.2 million, respectively.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Indebtedness of the Company and its Subsidiaries other than the Macao Subsidiaries:

11% Mortgage Notes	$—	$843,640
Senior Secured Credit Facility – Term B	970,000	665,000
FF&E Credit Facility	12,000	12,000
Interface Mortgage Loan	97,955	99,288
6.375% Senior Notes	247,754	—

Indebtedness of the Macao Subsidiaries:

Venetian Macao Senior Secured Notes – Tranche A	75,000	75,000
Venetian Macao Senior Secured Notes – Tranche B	45,000	45,000
Venetian Intermediate Credit Facility	50,000	50,000

	1,497,709	1,789,928

Less: current maturities	(64,033)	(304,864)

Total long-term debt	$1,433,676	$1,485,064

Refinancing 2005 Transactions

On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of 11.0% mortgage notes due 2010 (the “Mortgage Notes”) and on August 20, 2004, LVSI and Venetian entered into a $1.010 billion Senior Secured Credit Facility (the “Prior Senior Secured Credit Facility”).

On February 1, 2005, the Company closed the exercise of an equity claw back under the Mortgage Notes indenture pursuant to which the Company retired $291.1 million of the Mortgage Notes and paid $32.0 million of redemption premiums with the proceeds from its initial public offering.

On February 10, 2005, the Company sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million.

On February 22, 2005, LVSI and Venetian amended and restated their $1.010 billion Prior Senior Secured Credit Facility. The amended Senior Secured Credit Facility consists of a $970.0 million funded term loan, a $200.0 million Term B Delayed Draw Facility available until August 20, 2005 and a $450.0 million revolving credit facility.

On February 22, 2005, LVSI and Venetian retired $542.3 million in aggregate principal amount of their Mortgage Notes pursuant to a tender offer plus a make-whole premium and accrued interest of $90.3 million, with proceeds from the Senior Notes offering, initial public offering cash on hand and proceeds from the amended Senior Secured Credit Facility. On March 24, 2005, LVSI and Venetian redeemed the remaining $10.2 million aggregate principal amount of the outstanding 11% Mortgage Notes plus a make-whole premium and accrued interest of $1.7 million with cash on hand.

The Company incurred a charge of $132.8 million for loss on early retirement of indebtedness during the first quarter of 2005 as a result of retiring the 11% Mortgage Notes.

On May 13, 2005, we called the Venetian Macao Senior Secured Notes for redemption at 100% of their principle amount plus accrued but unpaid interest to their redemption on May 23, 2005.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – LONG-TERM DEBT (Continued)

6.375% Senior Notes

On February 10, 2005, the Company sold the Senior Notes. The Senior Notes will mature on February 15, 2015. The Company has the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010 at a “make-whole” redemption price. Thereafter, the Company has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline over time. In addition, before February 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the Senior Notes. The Senior Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s existing domestic subsidiaries (including LVSI and Venetian). The Senior Notes indenture contains covenants that, subject to certain exceptions and conditions, limit the ability of the Company and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets.

On February 10, 2005, the Company, the subsidiary guarantors (including LVSI and Venetian) and the initial purchasers of the Senior Notes also entered into a registration rights agreement. Under the registration rights agreement, the Company and each subsidiary guarantor granted certain exchange and registration rights to the holders of the Senior Notes.

Senior Secured Credit Facility

On February 22, 2005, LVSI and Venetian entered into an amended senior secured credit facility with a syndicate of lenders in an aggregate amount of $1.620 billion (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility amended the Prior Senior Secured Credit Facility and provides for a $970.0 million single draw senior secured term loan facility (the “Term B Facility”), a $200.0 million senior secured delayed draw facility (the “Term B Delayed Draw Facility”) required to be drawn within six months; and a $450.0 million senior secured revolving facility (the “Revolving Facility”). The proceeds from the Term B Facility of $970.0 million were used to pay the Prior Senior Secured Credit Facility term B loans in an aggregate amount of $665.0 million and $305.0 million was used to retire the Mortgage Notes.

The Term B Facility and Term B Delayed Draw Facility mature on June 15, 2011 and when fully drawn are subject to quarterly amortization payments in the amount of $2.5 million from the first full fiscal quarter following substantial completion of the Palazzo until June 30, 2010, followed by an estimated four equal quarterly amortization payments of approximately $235.6 million each until the maturity date. The Revolving Facility matures on August 20, 2010 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of March 31, 2005. However, LVSI has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Intermediate, to fund construction and development costs of the Macao Casino. These guarantees are supported by $50.0 million of letters of credit that were issued under the Revolving Facility. In addition, LVSI guaranteed funding of certain potential cost overruns of the Macao Casino as further described in Note 5. This guarantee is supported by a $10.0 million letter of credit under the revolving facility. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $390.0 million as of March 31, 2005. No amounts have been drawn under the Term B Delayed Facility as of March 31, 2005.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – LONG-TERM DEBT (Continued)

The indebtedness under the amended Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the amended Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and Guarantors’ assets, other than capital stock. Borrowings under the term loan facilities and revolving loan facilities bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a spread of 1.75% or 0.75%, respectively, which spreads will decrease by 0.25% if the loans achieve a rating of Ba2 or higher by Moody’s and BB or higher by S&P subject to certain additional conditions. The amended Senior Secured Credit Facility contains certain covenants and events of default customary for such financings.

The average interest rate for the Senior Secured Credit Facility was 4.55% during the three months ended March 31, 2005.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Construction Litigation

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

The construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (“Bovis”) pursuant to a construction management agreement, as amended. Bovis’ obligations were guaranteed by its corporate parent companies. In 1999, Venetian Casino Resort, LLC filed a complaint against Bovis in the United States District Court for the District of Nevada relating to the construction of the Venetian Casino Resort. In response, Bovis filed a complaint against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada (the “State Court Action”). Commencing in 2000, the construction manager and we engaged in certain arbitration proceedings ordered by the federal court.

In connection with these disputes, Bovis and its subcontractors filed certain mechanics liens against the Venetian Casino Resort. We have purchased surety bonds for virtually all of the claims underlying these liens. As a result, there can be no foreclosure of the Venetian Casino Resort in connection with the claims of the construction manager and its subcontractors. However, we will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. It is likely to take a significant amount of time for their validity to be judicially determined.

We have purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of the Venetian Casino Resort (the “Insurance Policy”). Under the Insurance Policy, we will self-insure the first $45.0 million of covered losses (excluding defense costs) and the insurer will insure defense costs and other covered losses up to the next $80.0 million. Approximately $26.6 million of the $80.0 million of policy limits has been utilized to date in connection with the litigation. The Insurance Policy provides coverage (subject to certain exceptions) for amounts determined in the construction litigation to be owed to Bovis or its subcontractors, and lien claims of, or acquired by, Bovis as well as any defense costs. The principal exclusions from coverage are lien claims of Bovis’ subcontractors against us (“Direct Claims”) and certain claims relating to infrastructure for the Palazzo, which is currently under construction (“Lido Claims”). Up to $36.5 million in Direct Claims and $8.5 million in Lido Claims can be applied to satisfaction of the $45 million self-insured retention under the Insurance Policy.

After trial in the State Court Action, the jury awarded Bovis approximately $44.0 million in damages and awarded us approximately $2.0 million in damages. We have filed a notice of appeal to the Nevada Supreme Court and several motions for reconsideration to the trial court, which have not yet been ruled upon by the state court judge.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

In May 2005, we entered into a settlement agreement with Midwest Drywall Company, one of the sub-contractors, which brought a Direct Claim. Upon satisfaction of certain conditions, including the Bovis state court trial judge agreeing to offset the principal and interest payments made by us to Midwest against the Bovis jury award and interest thereon, respectively, in the state court action, we will pay Midwest $5.3 million cash in full settlement of the claims against us by the sub-contractor. The judge is expected to rule on the proposed offset in the next several weeks. This payment, if made, will be credited toward our self-insured retention under the Insurance Policy, along with other payments for Direct Claims, up to an aggregate of $36.5 million. If the total amount paid by the Company to settle Direct Claims exceeds the final judgment in favor of Bovis at the conclusion of all arbitrations and appeal, the Nevada lien statutes would entitle us to recover back from Bovis that portion of the Direct Claim payments in excess of the amounts determined to be owed to Bovis. Bovis’ obligations to pay back these amounts to the Company is guaranteed by its former parent company, the Peninsular and Oriental Steam Navigation Company.

Notwithstanding the entry of judgment in the State Court Action, we have continued to pursue certain claims in the arbitration proceedings, which we believe may provide a basis for reducing the amount awarded to Bovis in the State Court Action. Because of the magnitude of the remaining open items in the arbitration proceedings, which we believe must be considered in any ultimate award between the parties; we are not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which we had previously accrued for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

Based on the judgment in the State Court Action and the remaining open items in the arbitration proceedings, we estimate that our range of loss in this matter is from zero (or a gain if all remaining matters are determined in our favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters) if we were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and that are not already included in the State Court Action. Such range of loss is before attorneys’ fees, costs and interest, which were awarded by the Court by Orders in March 2005 in the amount of $19.7 million in prejudgment interest, $9.2 million in costs and $9.6 million in attorneys’ fees. Substantially all of our attorneys’ fees and costs related to the defense and prosecution of claims arising out of this matter are being paid by the Insurance Policy.

There are three ways the state court judgment may change before it can be executed on by Bovis. First, if we are successful in proving our remaining claims in the federal court ordered arbitrations, the arbitration credit awards, in total, could, in our opinion, offset up to $28.0 million of the verdict. Second, we believe that certain elements of the verdict should be preempted because they are duplicative of items ordered to arbitration by federal court before the state court jury trial began. It is our position that the arbitration awards should be substituted for the portions of the verdict which overlap. In a March 2004 hearing, the state court judge acknowledged that the verdict and the judgment on the verdict will need to be adjusted after the completion of the arbitrations. Third, any amounts of principal and interest which we are obligated to pay to Bovis’ sub-contractors as a result of the Direct Claims for which we do not receive indemnity from Bovis should, in our opinion, be offset against principal and interest awarded in the state court judgment.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

From the summer of 2000 to the present, we actively defended approximately 25 Direct Claims lawsuits in Nevada State Court brought by various Bovis sub-contractors, which brought claims directly against us for monies due the sub-contractors from Bovis as permitted by Nevada lien law, pre- and post-judgment interest on such amounts and related claims. Four Direct Claim trials ended in judgments in favor of the sub-contractors in the aggregate amounts of approximately $15.2 million including awarded interest, costs and attorneys’ fees, but not inclusive of post judgment interest which continues to accrue, but if paid, should be deductible from any post judgment interest due Bovis on its judgment. We are appealing all of these judgments. We cannot predict the outcomes of our appeals at this time. Our costs of appeal are being paid by the Insurance Policy and payments, if any, we make following the conclusion of the appeals will be credited toward our self-insured retention under the Insurance Policy, along with other payments relating to Direct Claims, up to an aggregate of $36.5 million.

A number of additional Direct Claims are scheduled for trial in the next 12 months. We intend to vigorously defend against each of these claims and cannot predict the outcomes of these matters at this time. Our defense costs in these matters are being paid by the Insurance Policy.

Because of the possibility of offsetting credits that may be awarded in the arbitrations described above and the elimination of duplicative claims through the substitution of arbitration awards, and/or payments in connection with the Direct Claims, for the State Court Action verdict, no single amount within our estimated range of any loss from this matter can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded.

Interface Nevada Litigation

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

In 2003, Bear Stearns Funding, Inc. filed a lawsuit against Interface Group-Nevada seeking damages for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. Interface Group-Nevada has asserted counter-claims against the plaintiff that seek damages in an amount of not less than $1.5 million. Plaintiff filed a motion for summary judgment on the complaint and on March 21, 2005, the motion was denied in part and granted in part. The court denied plaintiff’s request for judgment on the complaint and granted plaintiff’s request to dismiss several, but not all, of defendant’s counterclaims. Discovery in this matter has commenced. We are currently not able to determine the probability of the outcome of this matter.

Litigation Relating to Macao Casino

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

In October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, LVSI, Sheldon Adelson, and William Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5 million and 2% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. We intend to defend this matter vigorously. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. The remaining defendants are required to file an answer within 30 days after service of an amended compliant by Plaintiffs. Plaintiffs have not filed an amended complaint to date. This action is in a preliminary stage and the Company’s legal counsel is currently not able to determine the probability of the outcome of this action.

The Company is involved in other litigation arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company’s financial position, results of operations or cash flows.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Macao Casino Projects

In 2002 Galaxy Casino Company Limited, a consortium of Macao and Hong Kong-based investors (“Galaxy”) and our subsidiary Venetian Macao entered into a subconcession agreement which was recognized and approved by the Macao government and allows Venetian Macao to develop and operate casino projects, including the Macao Casino, separately from Galaxy. The Macao Casino opened on May 18, 2004.

In addition to the Macao Casino, the Company is constructing the Venetian Macao Resort in Macao, a hotel, casino, and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property.

Under the subconcession agreement, Venetian Macao is obligated to develop and open the Venetian Macao Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $529.1 million at exchange rates in effect on March 31, 2005) in various development projects in Macao by June 2009. The construction and development costs of the Sands Macao will be applied to the fulfillment of this total investment obligation to the Macao government. It is expected that the construction and development costs of the Venetian Macao Resort will satisfy the remainder of this obligation, but the Company will need an extension of the June 2006 construction deadline for the Venetian Macao Resort, which it currently expects to open in the first quarter of 2007. Unless we obtain an extension, we may lose our right to continue to operate the Sands Macao or any other facilities developed under the subconcession. To support this obligation, a Macao bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.1 million at exchange rates in effect on March 31, 2005) of Venetian Macao’s legal and contractual obligations to the Macao government until March 31, 2007. There is a junior lien on Venetian Macao’s rights over the land upon which the Sands Macao is constructed in Macao to support the guarantee issued by the Macao bank under the Venetian Macao subconcession. Venetian Macao’s development and investment obligations under its subconcession agreement may be satisfied by Venetian Macao and/or its affiliates, including the Company.

Phase II Mall

The Company formed the Phase II Mall Subsidiary on July 1, 2004 to develop and construct the Phase II Mall. In connection with the 2004 sale of the Mall, the Company entered into an agreement with General Growth Properties (the “Mall purchaser”) to construct and sell the Phase II Mall for an amount equal to the greater of (i) $250.0 million; and (ii) the Phase II Mall’s net operating income divided by a capitalization rate. The capitalization rate is 6.0% up to $38.0 million and 8.0% above $38.0 million. The Phase II Mall will be constructed using the proceeds of the $250.0 million Phase II Mall construction loan (the “Phase II Mall Construction Loan”) (See “Note 4 – Long Term Debt”) and an approximately $30.0 million investment from the Company.

Dividends

Our subsidiary Las Vegas Sands Opco declared and accrued dividends of $21.1 million in 2004 that were paid during January 2005. These dividends represented tax distributions to shareholders during 2004. The tax distributions were permitted under existing debt instruments while Las Vegas Sands Opco was a subchapter S corporation. During the three months ending March 31, 2005, the Company declared no dividends to its stockholders. The Company’s debt agreements, generally restrict payments of cash dividends. However, the debt agreements allow for this tax distribution to stockholders.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION

The Company reviews the results of operations based on the following distinct segments, which are the Venetian Casino Resort on the Las Vegas Strip, the Sands Expo Center in Las Vegas, and the Sands Macao in Macao. The Company’s segments are based on geographic locations (Las Vegas and Macao) or on the type of business (casino resort or convention operations). The Company’s segment information is as follows for the three month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Revenues
Venetian Casino Resort	$209,905	$220,001
Expo Center	18,833	19,185
Macao Casino	175,056	—

Total net revenues	$403,794	$239,186

Adjusted EBITDA(1)
Venetian Casino Resort	$87,206	$101,126
Expo Center	7,713	7,601
Macao Casino	67,602	—

	162,521	108,727

Other Operating Costs and Expenses
Corporate expense	(10,882)	(2,501)
Depreciation and amortization	(19,965)	(15,527)
Loss on disposal of assets	(1,163)	(24)
Pre-opening expenses	—	(7,843)
Development expense	(5,175)	(536)

Operating income	125,336	82,296

Other Non-operating Costs and Expenses
Interest expense, net of amounts capitalized	(27,083)	(32,827)
Interest income	7,394	456
Other income (expenses)	—	(9)
Loss on early retirement of debt	(132,834)	—
Benefit for income taxes	34,299	—

Net income	$7,112	$49,916

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening and development expenses, other income or expense and loss on early retirement of debt. Adjusted EBITDA is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2005	2004
Capital Expenditures
Venetian Casino Resort	$25,890	$13,995
Expo Center	165	61
Macao Projects	48,614	64,281
Palazzo	77,495	13,519

Total capital expenditures	$152,164	$91,856

	March 31, 2005	December 31, 2004
Total Assets
Venetian Casino Resort	$2,359,621	$2,770,832
Expo Center	77,326	75,511
Macao Projects	521,343	455,374
Palazzo	339,630	299,761

Total consolidated assets	$3,297,920	$3,601,478

NOTE 7 – INCOME TAXES

Reconciliation of the statutory federal income tax rate and the Company’s effective tax rate for the three months ended March 31, 2005 is as follows:

Statutory federal income tax rate	-35.00%
Nondeductible losses of foreign subsidiary (UK)	2.70%
Non deductible losses of foreign subsidiary (Alderney)	1.50%
Other permanent differences	1.24%
Tax exempt income of foreign subsidiary (Macao)	-75.03%
Tax rate effect related to loss on early retirement of debt	-21.56%

Effective tax rate	-126.15%

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSI and Venetian are co-obligors of the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Transport LLC, Venetian Marketing, Venetian Operating, and the Phase II Subsidiary (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis and are wholly owned by LVSI. Las Vegas Sands Corp. is the obligor of the Senior Notes. The Subsidiary Guarantors, LVSI and Venetian, which are each wholly owned by LVSC, have jointly and severally guaranteed such debt. The Sands Macao is owned by Venetian Macao, which is the guarantor for the Venetian Macao Senior Secured Notes.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING INFORMATION (Continued)

Separate financial statements and other disclosures concerning each of LVSI, Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of LVSI, Venetian, the Subsidiary Guarantors, and the non-guarantor subsidiaries on a combined basis as of December 31, 2004 and March 31, 2005, and for the three month periods ended March 31, 2004 and March 31, 2005. In addition, certain amounts in the 2004 information have been reclassified to conform to the 2005 presentation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

Note 8 - Condensed Consolidating Financial Information (continued)

(In thousands)

CONDENSED BALANCE SHEETS

March 31, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$380,523	$246,928	$172,160	$—	$799,611
Restricted cash and cash equivalents	—	1,196	21,575	—	22,771
Intercompany receivable	358	67,728	5,416	(73,502)	—
Accounts receivable, net	537	70,348	4,874	—	75,759
Inventories	—	7,183	1,151	—	8,334
Deferred income taxes	9,393	38,959	(1,221)	—	47,131
Prepaid expenses	1,024	7,437	5,973	—	14,434

Total current assets	391,835	439,779	209,928	(73,502)	968,040

Property and equipment, net	—	1,440,819	448,432	—	1,889,251
Investment in subsidiaries	1,179,300	237,816	—	(1,417,116)	—
Deferred offering costs, net	1,146	30,045	9,686	—	40,877
Restricted cash and cash equivalents	—	359,184	—	—	359,184
Deferred income taxes	8,024	(165)	469	—	8,328
Other assets, net	—	25,857	6,383	—	32,240

	$1,580,305	$2,533,335	$674,898	$(1,490,618)	$3,297,920

Accounts payable	$—	$14,883	$11,644	$—	$26,527
Construction payables	—	38,492	51,009	—	89,501
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	—	36,751	36,751	(73,502)	—
Accrued interest payable	2,168	1,074	1,250	—	4,492
Other accrued liabilities	333	90,425	65,831	—	156,589
Current maturities of long-term debt	—	2,400	61,633	—	64,033

Total current liabilities	2,501	191,257	228,118	(73,502)	348,374

Other long-term liabilities	—	183,178	2,642	—	185,820
Long-term debt	247,754	979,600	206,322	—	1,433,676

	250,255	1,354,035	437,082	(73,502)	1,967,870

Stockholders’ equity	1,330,050	1,179,300	237,816	(1,417,116)	1,330,050

	$1,580,305	$2,533,335	$674,898	$(1,490,618)	$3,297,920

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

Note 8 - Condensed Consolidating Financial Information (continued)

(In thousands)

CONDENSED BALANCE SHEETS

December 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$744,927	$388,338	$161,633	$—	$1,294,898
Restricted cash and cash equivalents	—	1,193	19,335	—	20,528
Intercompany receivable	—	39,268	4,801	(44,069)	—
Accounts receivable, net	—	54,887	1,695	—	56,582
Inventories	—	6,945	1,065	—	8,010
Deferred income taxes	—	13,000	311	—	13,311
Prepaid expenses	—	7,510	4,287	—	11,797

Total current assets	744,927	511,141	193,127	(44,069)	1,405,126

Property and equipment, net	—	1,361,749	394,341	—	1,756,090
Investment in subsidiaries	576,293	425,784	—	(1,002,077)	—
Deferred offering costs, net	—	41,609	10,766	—	52,375
Restricted cash and cash equivalents	—	356,946	—	—	356,946
Redeemable Preferred Interest in Venetian	—	—	255,154	(255,154)	—
Deferred income taxes	—	(31)	456	—	425
Other assets, net	—	23,829	6,687	—	30,516

	$1,321,220	$2,721,027	$860,531	$(1,301,300)	$3,601,478

Accounts payable	$—	$21,495	$11,888	$—	$33,383
Construction payables	—	37,431	49,945	—	87,376
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	5,219	—	38,850	(44,069)	—
Accrued interest payable	—	8,087	1,100	—	9,187
Other accrued liabilities	—	109,859	60,659	—	170,518
Current maturities of long-term debt	—	292,940	11,924	—	304,864

Total current liabilities	5,219	477,044	174,366	(44,069)	612,560

Other long-term liabilities	—	184,836	3,017	—	187,853
Redeemable Preferred Interest in Venetian Casino Resort, LLC a wholly owned subsidiary	—	255,154	—	(255,154)	—
Long-term debt	—	1,227,700	257,364	—	1,485,064

	5,219	2,144,734	434,747	(299,223)	2,285,477

Stockholders’ equity	1,316,001	576,293	425,784	(1,002,077)	1,316,001

	$1,321,220	$2,721,027	$860,531	$(1,301,300)	$3,601,478

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

Note 8 - Condensed Consolidating Financial Information (continued)

(In thousands)

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$94,748	$171,038	$—	$265,786
Rooms	—	85,429	648	—	86,077
Food and beverage	—	36,201	8,237	(949)	43,489
Retail and other	3,087	5,374	21,071	(1,078)	28,454

Total revenues	3,087	221,752	200,994	(2,027)	423,806
Less promotional allowances	(224)	(13,799)	(5,989)	—	(20,012)

Net revenues	2,863	207,953	195,005	(2,027)	403,794

Operating expenses:
Casino	—	40,909	91,044	—	131,953
Rooms	—	21,069	46	—	21,115
Food and beverage	—	17,156	3,850	(41)	20,965
Retail and other	—	6,617	9,145	(1,386)	14,376
Provision for doubtful accounts	—	3,386	—	—	3,386
General and administrative	—	31,265	15,108	(600)	45,773
Corporate expense	10,792	—	90	—	10,882
Rental expense	—	3,299	406	—	3,705
Pre-opening expense	—	—	—	—	—
Development expense	—	1,807	3,368	—	5,175
Depreciation and amortization	—	12,940	7,025	—	19,965
Loss on disposal of assets	—	1,163	—	—	1,163

	10,792	139,611	130,082	(2,027)	278,458

Operating income (loss)	(7,929)	68,342	64,923	—	125,336

Other income (expense):
Interest income	2,823	4,363	1,769	(1,561)	7,394
Interest expense, net of amounts capitalized	(2,212)	(20,215)	(6,217)	1,561	(27,083)
Loss on early retirement of debt	—	(132,834)	—	—	(132,834)
Gain from equity investment in subsidiaries	4,260	58,973	—	(63,233)	—

Income (loss) before income taxes	(3,058)	(21,371)	60,475	(63,233)	(27,187)

Income tax benefit (provision)	10,170	25,631	(1,502)	—	34,299

Net income	$7,112	$4,260	$58,973	$(63,233)	$7,112

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

Note 8 - Condensed Consolidating Financial Information (continued)

(In thousands)

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$94,708	$—	$—	$94,708
Rooms	—	85,367	—	—	85,367
Food and beverage	—	33,455	—	(800)	32,655
Retail and other	—	10,410	30,659	(853)	40,216

Total revenues	—	223,940	30,659	(1,653)	252,946
Less promotional allowances	—	(13,760)	—	—	(13,760)

Net revenues	—	210,180	30,659	(1,653)	239,186

Operating expenses:
Casino	—	36,628	—	(37)	36,591
Rooms	—	20,041	—	—	20,041
Food and beverage	—	15,498	—	(5)	15,493
Retail and other	—	5,296	12,199	(1,452)	16,043
Provision for doubtful accounts	—	3,244	—	—	3,244
General and administrative	—	31,538	4,855	—	36,393
Corporate expense	—	2,660	—	(159)	2,501
Rental expense	—	1,822	832	—	2,654
Pre-opening expense	—	909	6,934	—	7,843
Development expense	—	445	91	—	536
Depreciation and amortization	—	13,372	2,155	—	15,527
Loss on disposal of assets	—	24	—	—	24

	—	131,477	27,066	(1,653)	156,890

Operating income	—	78,703	3,593	—	82,296

Other income (expense):
Interest income	—	411	1,038	(993)	456
Interest expense, net of amounts capitalized	—	(28,064)	(5,756)	993	(32,827)
Other expense	—	—	(9)	—	(9)
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(7,150)	7,150	—	—
Gain from equity investment in subsidiaries	49,916	6,016	—	(55,932)	—

Net income	$49,916	$49,916	$6,016	$(55,932)	$49,916

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

Note 8 - Condensed Consolidating Financial Information (continued)

(In thousands)

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(6,366)	$16,903	$68,586	$—	$79,123

Cash flows from investing activities:
Change in restricted cash	—	(2,241)	(2,240)	—	(4,481)
Capital expenditures	—	(92,112)	(60,052)	—	(152,164)
Capital contributions to subsidiaries	(598,570)	(8,290)	—	606,860	—
Dividend from Yona Venetian, LLC	—	40,009	—	(40,009)	—

Net cash used in investing activities	(598,570)	(62,634)	(62,292)	566,851	(156,645)

Cash flows from financing activities:
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Capital contribution from Las Vegas Sands Corp.	—	558,570	40,000	(598,570)	—
Capital contribution from Venetian Casino Resort LLC	—	—	8,290	(8,290)	—
Dividend to Las Vegas Sands, Inc.	—	—	(40,009)	40,009	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,754	—	—	—	247,754
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Repayments on Interface mortgage note payable	—	—	(1,334)	—	(1,334)
Repurchase premiums incurred in connection with refinancing transactions	—	(93,289)	—	—	(93,289)
Payments of debt offering costs	(1,158)	(9,559)	—	—	(10,717)
Transaction cost, initial public offering	(487)	—	—	—	(487)
Net change in intercompany accounts	(5,577)	8,291	(2,714)	—	—

Net cash provided by (used in) financing activities	240,532	(95,679)	4,233	(566,851)	(417,765)

Increase (decrease) in cash and cash equivalents	(364,404)	(141,410)	10,527	—	(495,287)
Cash and cash equivalents at beginning of period	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of period	$380,523	$246,928	$172,160	$—	$799,611

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements (continued)

Note 8 - Condensed Consolidating Financial Information (continued)

(In thousands)

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by (used in) operating activities	$—	$63,795	$(2,495)	$—	$61,300

Cash flows from investing activities:
Change in restricted cash	—	2	37,585	—	37,587
Notes receivable from stockholders	—	(8)	(188)	—	(196)
Capital expenditures	—	(13,138)	(78,718)	—	(91,856)
Capital contributions to subsidiaries	—	(49,555)	—	49,555	—

Net cash used in investing activities	—	(62,699)	(41,321)	49,555	(54,465)

Cash flows from financing activities:
Dividends paid to shareholders	—	(5,003)	—	—	(5,003)
Capital contribution from Venetian Casino Resort LLC	—	—	24,555	(24,555)	—
Capital contribution from Las Vegas Sands, Inc	—	—	25,000	(25,000)	—
Repayments on senior secured credit facility-term A	—	(1,667)	—	—	(1,667)
Repayments on senior secured credit facility-term B	—	(625)	—	—	(625)
Proceeds from Venetian Intermediate credit facility	—	—	10,000	—	10,000
Repayments on Interface Nevada note payable	—	—	(1,580)	—	(1,580)
Payments of debt offering costs	—	(4)	(184)	—	(188)
Net change in intercompany accounts	—	4,711	(4,711)	—	—

Net cash provided by (used in) financing activities	—	(2,588)	53,080	(49,555)	937

Increase (decrease) in cash and cash equivalents	—	(1,492)	9,264	—	7,772
Cash and cash equivalents at beginning of period	—	102,603	50,190	—	152,793

Cash and cash equivalents at end of period	$—	$101,111	$59,454	$—	$160,565

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, and the notes thereto and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “—Special Note Regarding Forward–Looking Statements.”

General

We own and operate the Venetian Hotel Resort Casino and the Sands Expo and Convention Center in Las Vegas, Nevada and the Sands Macao in Macao, China. We are also developing two other casino resorts: the Palazzo Casino Resort, which will be adjacent to and connected with the Venetian Casino Resort and the Venetian Macao Hotel Resort Casino in Macao, China.

We currently offer hotel, gaming, dining, entertainment, retail, and spa and other amenities at the Venetian Casino Resort, convention and trade show space at the Sands Expo Center in Las Vegas and gaming, dining and VIP suites at the Sands Macao. Approximately 42.7% of our gross revenues at the Venetian Casino Resort in the first three months of 2005 were derived from gaming and 38.5% was derived from hotel rooms. The percentage of gaming revenue for the Venetian Casino Resort is one of the lowest on the Strip because of the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. Approximately 94.5% of the Sands Macao’s revenue in the first three months of 2005 was derived from gaming activities with the remainder derived from food and beverage services.

Las Vegas has continued to experience an upward trend in total visitation, convention, and trade show attendees, as well as gaming win, hotel occupancy and hotel average daily room rates. In particular, Las Vegas has experienced an increase in visitors arriving by air. The population in the southwest United States, including Las Vegas, also continued to grow. The Venetian Casino Resort and the Sands Expo Center complex has benefited from these trends along with low interest rates during 2004 and the first three months of 2005.

Las Vegas Projects

Our Palazzo Casino Resort is currently under construction and is expected to open during the second quarter of 2007. The Palazzo Casino Resort project is expected to cost approximately $1.6 billion (exclusive of land) of which the Phase II Mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in the Palazzo Casino Resort. On August 20, 2004, we entered into the $1.010 billion Prior Senior Secured Credit Facility to, among other things; finance the Palazzo Casino Resort construction costs. This Senior Secured Credit Facility was amended on February 22, 2005 to $1.620 billion. In addition, on September 30, 2004 we entered into a $250.0 million Phase II Mall Construction Loan to fund a portion of the Phase II Mall construction costs. See “—Aggregate Indebtedness and Contractual Obligations.” We intend to use $359.2 million of remaining proceeds from our amended Senior Secured Credit Facility, $250.0 million of proceeds from the Phase II Mall Construction Loan, $200.0 million from the Term B Delayed Draw Facility, cash on hand and operating cash flow to fund the development and construction costs for the Palazzo Casino Resort (including the Phase II Mall) and to pay related fees and expenses.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Macao Projects

We are building the Venetian Macao Resort, an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of our Las Vegas properties. Under our gaming subconcession in Macao, we are obligated to develop and open the Venetian Macao Resort by June 2006 and a convention center by December 2006. We are also obligated to invest, at least 4.4 billion Patacas (approximately $529.1 million at exchange rates in effect on March 31, 2005) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Venetian Macao Resort will satisfy these investment obligations, but we will need to extend the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in the first quarter of 2007.

The Grand Canal Shops

On April 12, 2004, we sold The Grand Canal Shops and leased certain restaurant and other retail assets of the Venetian Casino Resort for approximately $766.0 million. Under generally accepted accounting principles, we are required to defer a portion of the gain from the sale of The Grand Canal Shops. First, we deferred $109.2 million of the gain from the transaction deemed prepaid operating lease payments, which related to 19 spaces currently occupied by various tenants and which we leased to the purchaser of The Grand Canal Shops for an annual rent of one dollar per year under an 89-year operating lease. The purchaser of The Grand Canal Shops assumed, and is entitled to rent payments under, the tenant leases for these 19 spaces. This deferred amount is amortized over the 89-year lease term on a straight-line basis. Second, we deferred $77.2 million, which constitutes the estimated net present value of payments we make to the purchaser of The Grand Canal Shops under three lease back arrangements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

We are party to three Tenant Lease Termination and Asset Purchase Agreements. As of March 31, 2005, the total remaining payment obligations under these arrangements was $12.2 million.

In connection with sale of The Grand Canal Shops (the “Mall Sale”), we entered into an agreement with the purchaser of The Grand Canal Shops to construct and sell the Phase II mall. The purchase price that the purchaser of The Grand Canal Shops has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% up to $38.0 million of net operating income and 8.0% above $38.0 million.

Other Development Projects

We have entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom subject to the award of a gaming license for the applicable facility and are in discussion with several others to build entertainment and gaming facilities in major cities.

We have made a proposal to develop a large Integrated Resort including a casino in Singapore to the Singapore government.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We maintain an allowance, or reserve, for doubtful accounts at our operating casino resorts, the Venetian Casino Resort and the Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts, while specific write-offs decrease the allowance for doubtful accounts respectively. We regularly evaluate the allowance for doubtful accounts. At the Venetian Casino Resort where credit or marker play is significant we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customers financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At the Sands Macao where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly during 2005 because the Sands Macao table games play is primarily cash play, while the Venetian Casino Resort credit table games play represents approximately 59% of total table games play. Our estimate of the allowance for doubtful accounts was $21.0 million as of March 31, 2005 as compared to $16.8 million as of December 31, 2004.

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

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2005, we had net property and equipment of $1.9 billion, representing 57.3% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes FASB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We currently expect to adopt this standard on that date using a Black-Scholes model. Under the Black-Scholes model, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation costs for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is rendered on or after January 1, 2006. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended March 31,
	(in thousands, except for percentages)
	2005	2004	Percent Change
Net revenues	$403,794	$239,186	68.8%
Operating income	125,336	82,296	52.3%
General and administrative expenses	45,773	36,393	25.8%
Corporate expenses	10,882	2,501	335.1%
Net income	7,112	49,916	-85.8%

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended March 31, Percent of Net Revenues
	2005	2004
Operating income	31.0%	34.4%
General and administrative expenses	11.3%	15.2%
Corporate expenses	2.7%	1.0%
Net income	1.8%	20.9%

Operating Results

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

Casino revenue measurements for Las Vegas: table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage as measured as a percentage of table game drop of 19.0% to 21.0% and slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

Casino revenue measurements for Macao: We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: 1) Rolling Chip play (all VIP play) and 2) Non-Rolling Chip play, (mostly non-VIP players). The volume measurement for Rolling Chip play is gaming chips wagered. The volume measurement for Non-Rolling Chip is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent; because Rolling Chip volume is a measure of amounts wagered versus dropped, Rolling Chip volume is substantially higher than drop. Slot handle at the Sands Macao is the gross amount wagered or coin placed into slot machines in aggregate for the period cited.

We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be approximately 2.5% and our Non-Rolling Chip play table games are expected to produce a statistical average table win percentage as measured as a percentage of table game drop of 15.0% to 16.0%. Like in Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Actual win may vary from the statistical average. Generally, slot machine play at the Venetian Casino Resort and the Sands Macao is conducted on a cash basis, the Venetian Casino Resort’s table games revenue is approximately 59.0% from credit based guests wagering and the Sands Macao table game play is conducted primarily on a cash basis.

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended March 31,
	(in thousands, except for percentages)
	2005	2004	Percent Change
Net Revenues
Casino	$265,786	$94,708	180.6%
Rooms	86,077	85,367.8%
Food and beverage	43,489	32,655	33.2%
Sands Expo Center	18,833	19,185	-1.8%
Grand Canal Shops(1)	—	10,621	—
Retail and other(1)	9,621	10,410	-7.6%

	423,806	252,946	67.5%
Less - Promotional Allowances	(20,012)	(13,760)	45.4%

Total net revenues	$403,794	$239,186	68.8%

(1)	The Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Consolidated net revenues were $403.8 million for the three months ended March 31, 2005; representing an increase of $164.6 million compared to $239.2 million for the three months ended March 31, 2004. The increase in net revenues was due to an increase of casino revenue of $171.1 million, primarily due to the opening of the Sands Macao. We do not believe this level of percentage increase is a trend because it was primarily related to the opening of the Sands Macao. The table games win was above the statistically expected range during the three months ended March 31, 2005, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered;

This increase was offset by a decrease in retail and other revenue of $11.7 million as a result of the sale of the Grand Canal Shops and lease of certain other retail and restaurant venues on May 17, 2004.

Casino revenues were $265.8 million for the three months ended March 31, 2005; an increase of $171.1 million compared to $94.7 million for the three months ended March 31, 2004. The increase was attributable to the opening of the Sands Macao on May 18, 2004.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Venetian Casino Resort maintained an average daily room rate of $243 for the three months ended March 31, 2005 as compared to $235 for the three months ended March 31, 2004. The Venetian Casino Resort generated revenue per available room of $237 for the three months ended March 31, 2005 as compared to $233 for the three months ended March 31, 2004. Average daily room rate is the total room rental revenue divided by the number of occupied rooms, and revenue generated per available room is the total room rental revenue divided by the number of available rooms. Because not all available rooms are occupied, average daily room rates are higher than revenue per available room.

Room revenues for the three months ended March 31, 2005 were $86.1 million, as compared to $85.4 million for the three months ended March 31, 2004. Food and beverage revenues were $43.5 million for the three months ended March 31, 2005, representing an increase of $10.8 million compared to $32.7 million for the three months ended March 31, 2004. The increase was primarily attributable to the opening of the Sands Macao.

Retail and other revenues were $28.5 million for the three months ended March 31, 2005, representing a decrease of $11.7 million compared to $40.2 million for the three months ended March 31, 2004. The decrease was primarily due to the sale of The Grand Canal Shops, and the lease of retail outlets in the Venetian Casino Resort.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	(in thousands, except for percentages)
	2005	2004	Percent Change
Operating Expenses
Casino	$131,953	$36,591	260.6%
Rooms	21,115	20,041	5.4%
Food and beverage	20,965	15,493	35.3%
Retail and other (1)	14,376	16,043	-10.4%
Provision for doubtful accounts	3,386	3,244	4.4%
General and administrative	45,773	36,393	25.8%
Corporate	10,882	2,501	335.1%
Rental expense	3,705	2,654	39.6%
Pre-opening expense	—	7,843	—
Development expense	5,175	536	865.5%
Loss on disposal of assets	1,163	24	4,745.8%
Depreciation and amortization	19,965	15,527	28.6%

Total operating expenses	$278,458	$156,890	77.5%

(1)	The Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses (including pre-opening, development, and corporate expenses) were $278.5 million for the three months ended March 31, 2005, representing an increase of $121.6 million or 77.5% compared to $156.9 million for the three months ended March 31, 2004. The increase in operating expenses was primarily attributable to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao.

Casino department expenses increased $95.4 million primarily as a result of the additional casino expenses related to the opening of the Sands Macao and as a result of increased slot machine volume and increased table games volume at the Venetian Casino Resort. Of the $95.4 million increase in casino expenses, $72.1 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $5.5 million as a result of the opening of the Sands Macao. General and administrative cost increased $9.4 million primarily as the result of the opening of the Sands Macao.

The provision for doubtful accounts was $3.4 million for the three months ended March 31, 2005, compared to $3.2 million for the three months ended March 31, 2004. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit. Certain individual gaming receivables range as high as $10.0 million for a single player and could have a significant impact on our operating results if deemed uncollectible.

Pre-opening and development expenses were $0.0 million and $5.2 million, respectively, for the three months ended March 31, 2005, compared to $7.8 million and $0.5 million, respectively, for the three months ended March 31, 2004. The decrease was primarily a result of $6.9 million of pre-opening expenses in Macao during the first quarter of 2004 partially offset by increased development expenses in the United Kingdom and Singapore.

Corporate expense for the three months ended March 31, 2005 was $10.9 million as compared to $2.5 million for the quarter ended March 31, 2005. The increase primarily the result of a $5.0 million charitable contribution to the Solomon R. Guggenheim Museum and the addition of corporate staff in the 2005 period.

Depreciation expense for the three months ended March 31, 2005 was $20.0 million as compared to $15.5 million for the three months ended March 31, 2004. The increase was primarily the result of placing into service the Sands Macao during the second quarter of 2004 and the commencing of depreciation expense.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	(in thousands, except for percentages)
	2005	2004
Interest cost	$31,188	$34,037
Less: Capitalized interest	(4,105)	(1,210)

Interest expense, net	$27,083	$32,827

Cash paid for interest, net of amounts capitalized	$33,139	$7,719
Average total debt balance	$1,625,309	$1,574,542
Weighted average interest rate	5.6%	7.1%

Interest expense, net of amounts capitalized was $27.1 million for the three months ended March 31, 2005, compared to $32.8 million for the three months ended March 31, 2004. Of the net interest expense incurred for the three months ended March 31, 2005, $23.1 million was related to the Venetian Casino Resort, $2.2 million was related to the Sands Macao and $1.8 million was related to the Sands Expo Center. The decrease in interest expense was attributable to the redemption of the 11% Mortgage Notes during the quarter ended March 31, 2005 offset by increases related to the amendment of the Senior Secured Credit Agreement and the issuance of the 6.375% Senior Notes. The decrease was also due to the capitalization of $4.1 million of interest during the first quarter of 2005 compared to $1.2 million of capitalized interest in the first quarter of 2004.

Other Factor Effecting Earnings

Loss on early retirement of debt of $132.8 million during the three months ended March 31, 2005 was the result of the redemption of the 11% Mortgage Notes.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Three Months Ended March 31,
	(dollars in thousands)

	2005	2004
Net cash provided by operations	$79,123	$61,300

Investing cash flows:
Capital expenditures	(152,164)	(91,856)
Change in restricted cash	(4,481)	37,587
Change receivable from stockholders	—	(196)

Net cash used in investing activities	(156,645)	(54,465)

Financing cash flows:
Dividends to shareholders	(21,052)	(5,003)
Repayments of long term debt	(844,974)	(3,872)
Issuance of long term debt	552,754	10,000
Other	(104,493)	(188)

Net cash provided by (used in) financing activities	(417,765)	937

Net increase (decrease) in cash and cash equivalents	$(495,287)	$7,772

Cash Flows – Operating Activities

At the Venetian Casino Resort, slot machine and retail hotel rooms businesses are generally conducted on a cash basis, our table games and group hotel businesses are generally conducted on a cash and credit basis and our banquet business is conducted primarily on a credit basis, which results in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. As of March 31, 2005 and December 31, 2004, we held unrestricted cash and cash equivalents of $799.6 million and $1.3 billion, respectively. Net cash provided by operating activities for the first three months of 2005 was $79.1 million, compared to $61.3 million for the first three months of 2004. Factors contributing to the increase in cash flow provided by operating activities consisted of the positive operating results associated with the opening of the Sands Macao.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

Capital expenditures during the first three months of 2005 were $152.2 million, of which $48.6 million was attributable to the Macao projects, $77.5 million for the Palazzo Casino Resort, with the balance having been incurred for capital expenditures at the Venetian Casino Resort and the Sands Expo Center. We have commenced design and construction work for the Palazzo Casino Resort and plan to continue development work on the Palazzo Casino Resort during 2005. We currently estimate that construction will be completed in the second quarter of 2007 and that the cost to develop and construct the Palazzo Casino Resort will be approximately $1.6 billion (exclusive of land), of which the Phase II mall is expected to cost us approximately $280.0 million. On February 22, 2005, we entered into the $1.620 billion Senior Secured Credit Facility and on September 30, 2004, we entered into a $250.0 million construction loan to, among other things, finance the construction costs of the Palazzo Casino Resort and the Phase II mall. As of March 31, 2005, we had incurred approximately $253.7 million in design, development, and construction costs for the Palazzo Casino Resort. We expect that the development and construction of the Venetian Macao will require significant capital expenditures.

We held restricted cash balances of $382.0 million as of March 31, 2005. Of this amount, $360.4 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the lenders of the Senior Secured Credit Facility, until required for the Palazzo project costs under the disbursement terms of the Senior Secured Credit Facility and $21.6 million was held by an agent for the Interface Mortgage Loan for various reserves.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Aggregate Indebtedness and Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of March 31, 2005:

	Payments due by Period Ending March 31,
	(dollars in thousands)

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations
Senior Secured Credit Facility—Term B(1)	$—	$7,500	$15,000	$947,500	$970,000
FF&E Credit Facility(2)	2,400	4,800	4,800	—	12,000
Venetian Macao Senior Secured Notes Tranche A(3)	7,500	30,000	37,500	—	75,000
Venetian Macao Senior Secured Notes Tranche B(3)	—	—	45,000	—	45,000
Venetian Intermediate Credit Facility(4)	50,000	—	—	—	50,000
Interface mortgage loan(5)	4,133	8,820	85,002	—	97,955
6.375% Senior Notes	—	—	—	247,754	247,754
Fixed interest payments	15,938	31,876	31,876	79,690	159,380
Variable interest payments(6)	61,236	119,998	101,216	56,372	338,822

Contractual Obligations
HVAC Provider fixed payments(7)	6,828	13,656	8,535	—	29,019
Former Tenants(8)	650	1,300	1,300	8,927	12,177
Employment Agreements(9)	4,465	8,805	6,814	—	20,084
Macao subsidiary land lease(10)	2,800	5,756	1,673	2,694	12,923
Mall Leases(11)	7,660	15,320	15,320	152,645	190,945
Macao Fixed Gaming Tax(12)	9,100	18,200	18,200	102,375	147,875
Macao Subsidiary Operating Leases	2,129	1,754	245	—	4,128

Total	$174,839	$267,785	$372,481	$1,597,957	$2,413,062

(1)	The senior secured credit facility consists of a $970.0 million term loan B and a $200.0 million Term B Delayed Draw Facility that has a delayed draw period up to August 22, 2005 and (c) a $450.0 million revolving credit facility. At March 31, 2005, the only amounts borrowed under this facility were $970.0 million under the term loan B. The term loan B will mature June 15, 2011 and is subject to quarterly amortization payments commencing on the first quarter after substantial completion of the Palazzo Casino Resort. In addition, $60.0 million of letters of credit were outstanding as of March 31, 2005, which reduces the amount available for borrowing under the revolving facility.

(2)	The FF&E credit facility will mature on July 1, 2008 and is subject to quarterly amortization payments.

(3)	The Venetian Macao senior secured notes tranche A will mature on August 21, 2008 and are subject to mandatory annual redemption. The Venetian Macao senior secured notes tranche B will mature on August 21, 2008 and are not subject to mandatory annual redemption. On May 13, 2005, we called the Venetian Macao Senior Secured Notes for redemption at 100% of their principal amount plus accrued but unpaid interest to their redemption on May 23, 2005.

(4)	The Venetian intermediate credit facility will mature on March 27, 2006, with no amortization.

(5)	Principal payments will increase should Interface Group-Nevada achieve certain cash flow levels as defined in the loan agreement. The Interface mortgage loan will mature on February 10, 2009 if renewal options are exercised with monthly amortization payments.

(6)	Based on March 31, 2005 LIBOR rates of 3.06% plus the applicable interest rate spread per the respective debt agreements.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(7)	We are party to a services agreement with a third party for HVAC services for the Venetian Casino Resort. The total remaining payment obligation under this arrangement was $29.0 million as of March 31, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of the Grand Canal Shops mall on May 17, 2004, the Mall Purchaser assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

(8)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $12.2 million as of March 31, 2005. Under the agreement for the Grand Canal Shops mall sale, the Company is obligated to fulfill the lease termination and asset purchase agreements.

(9)	We are party to employment agreements with six of our senior executives, with terms of three to five years.

(10)	Venetian Macao is party to a long-term land lease of 25 years. The total remaining payment obligation under this lease is $12.9 million as of March 31, 2005.

(11)	We are party to certain leaseback agreements for the showroom, gondola and certain office space related to the Grand Canal Shops mall sale. The total remaining payments due as of March 31, 2005 is $190.9 million.

(12)	In addition to the 39.0% gross gaming win tax in Macao, (which is not included in this table as the amount we pay is variable in nature) we are required to pay an annual fixed gaming tax of $9.1 million per year to the government of Macao through the termination of the gaming concession.

In addition, under the terms of our subconcession agreement, we are obligated to make investments of at least 4.4 billion Patacas (approximately $529.1 million at exchange rates in effect on March 31, 2005) in various development projects in Macao by June 2009. As of March 31, 2005, we had made investments of approximately 2.18 billion Patacas (approximately $262.1 million at exchange rates in effect on March 31, 2005).

Pursuant to a contribution agreement with Bethworks Now, LLC for a Bethlehem, Pennsylvania development, the Company (a) paid approximately $2.25 million to Bethworks to partially reimburse Bethworks for property-related expenses during 2004, (b) is required to fund all operating expenses of the property, which is expected to be approximately $1.0 million per year and (c) is required to make an additional $2.0 million payment to Bethworks when and if a gaming license for the Bethlehem property is obtained.

Off-Balance Sheet Arrangements

During 1997, we entered into off-balance sheet arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payments obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements were $29.0 million as of March 31, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of the Grand Canal Shops mall on May 17, 2004, General Growth Properties, the purchaser, assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital and Liquidity

We expect to fund our operations, capital expenditures (other than the Sands Macao construction, the Palazzo Casino Resort, Venetian Macao and related Cotai Strip infrastructure development and construction costs) and debt service requirements from existing cash balances, operating cash flow, borrowings under the Company’s revolving facility and additional borrowings expected to be incurred by our Macao subsidiaries. In addition to having all of the $200.0 million Term B Delayed Draw Facility available, we have a $450.0 million revolving facility for working capital needs of which $390.0 million was available, as of March 31, 2005.

On December 20, 2004, we issued 27,380,953 shares of our common stock in our initial public offering at an offering price of $29.00 per share, resulting in proceeds of approximately $738.7 million to us after deducting underwriting discounts and commissions and related offering expenses payable by us. We used a portion of these net proceeds to pay the redemption price of the $291.1 million in aggregate principal amount of the 11% mortgage notes, (plus premiums and accrued interested of $36.2 million), which we redeemed on February 1, 2005. We intend to use the remaining net proceeds from our initial public offering for working capital purposes and other general corporate purposes, which may include for the construction of the Palazzo Casino Resort and our Macao projects.

On February 10, 2005, the Company issued $250.0 million in a private placement of 6.375% senior notes due 2015. On February 22, 2005, we amended the Prior Senior Secured Credit Facility to increase borrowings by $400.0 million of additional term loans, expand its revolving credit facility from $125.0 million to $450.0 million, lower its interest costs, and revise some of its covenants to provide greater operational flexibility. As amended, this facility provides for aggregate borrowings of up to $1.620 billion, consisting of a $1.170 billion term loan facility and a $450.0 million revolving credit facility. On February 1, 2005, Las Vegas Sands Opco and Venetian Casino Resort, LLC redeemed $291.1 million in aggregate principal amount of their 11% mortgage notes at a redemption price of 111% of the principal amount of the notes plus accrued and unpaid interest. We used a portion of the proceeds from our initial public offering to pay the redemption price of these notes. On February 22, 2005, we repurchased an additional $542.3 million of the outstanding 11% mortgage notes in a tender offer, and on March 24, 2005, redeemed the remaining $10.2 million. We used the $244.8 million net proceeds from the 6.375% senior notes offering $106.6 million of cash on hand and $311.7 million of term loan borrowings under the amended Senior Secured Credit Facility to retire the remaining outstanding $552.5 million in aggregate principal amount of 11% mortgage notes and pay all fees and expenses associated with these transactions.

We currently estimate that the cost for the Venetian Macao Resort will be approximately $1.8 billion and that we will need to arrange additional debt financing to finance these costs.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Litigation Contingencies and Available Resources

Las Vegas Sands Opco is a party to certain litigation matters and claims related to the construction of the Venetian Casino Resort and subject to a $42.0 million net verdict along with interest and costs of $38.5 million to Lehrer McGovern Bovis, Inc. (“Bovis”) the construction manager of the Venetian Casino Resort project, subject to adjustments based on the outcome of remaining arbitration and various appeals. We are also subject to verdicts with interest and costs of $15.2 million to certain sub-contractors of Bovis arising from the same matter, which amounts, if paid, we believe will be offset against the net verdict and costs awarded to Bovis, subject to certain exceptions. We are also involved in other litigation including, without limitation, with Richard Suen and Round Square Company Limited. If we are required to pay any of the construction manager’s verdict or contested construction costs that are not covered by our Insurance Policy, including the sub-contractor awards, under the Bovis matter, or pay any amounts under any of our other litigation, we may use cash from the following sources to fund such costs:

•	borrowings under the revolving facility of the amended Senior Secured Credit Facility;

•	cash on hand;

•	additional debt or equity financing; and

•	operating cash flow.

Dividends

Our subsidiary Las Vegas Sands Opco declared and accrued dividends of $21.1 million in 2004 that were paid during January 2005. These dividends represented tax distributions to shareholders during 2004. The tax distributions were permitted under existing debt instruments while Las Vegas Sands Opco was a subchapter S corporation. As a result of the conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands Opco no longer makes such tax distributions.

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

In addition, the debt instruments of our Macao subsidiaries and our Phase II Mall Subsidiary also restrict the payment of dividends and distributions to us. Under its debt instruments, subject to limited exceptions, Venetian Macao may not pay dividends or make distributions to us, or make investments in us, except in an amount generally limited to 50% of the net income of Venetian Macao if it meets certain leverage tests. In addition, the Phase II mall construction loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions to us, or making investments in us, other than tax distributions and a limited basket amount.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The debt instruments of our subsidiaries also contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in the amended senior secured credit facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations. See “Note 4 - Long-Term Debt” to our Consolidated Financial Statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

LAS VEGAS SANDS CORP.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended March 31:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value(1)
	(dollars in millions)
LIABILITIES
Short-term debt
Variable rate	$64.0	—	—	—	—	—	$64.0	$64.0
Average interest rate (2)	4.9%	—	—	—	—	—	4.9%	4.9%
Long-term debt
Fixed rate	—	—	—	—	—	247.7	247.7	247.7
Average interest rate (2)	—	—	—	—	—	6.4%	6.4%	6.4%
Variable rate	—	17.9	33.3	179.8	7.5	947.5	1,186.0	1,186.0
Average interest rate (2)	—	5.0%	5.0%	4.6%	4.8%	4.8%	4.8%	4.8%
Cap Agreement (3)	—	—	—	.2	—	—	.2	.2
Average interest rate	—	—	—	—	—	—	—	—

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

3.	As of March 31, 2005, we have one interest rate cap agreement with a fair value of $0.2 million based on a quoted market value from the institution holding the agreement.

Borrowings under the amended Senior Secured Credit Facility bear interest at our election at either LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million construction loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum.

Foreign currency translation gains and losses were not material to our results of operations for the three months ended March 31, 2005, but may be in future periods in relation to activity associated with our Macao subsidiaries.

We do not hedge our exposure to foreign currency.

See also “— Capital and Liquidity” and “Note 4 –Long Term Debt” to our Consolidated Financial Statements.

LAS VEGAS SANDS CORP.

ITEM 4 – CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures of the Company as of March 31, 2005 and have concluded that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

LAS VEGAS SANDS CORP.

Part II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations and the construction of the Venetian Casino Resort and certain other matters. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and “Part I – Item 1 – Condensed Notes to Consolidated Financial Statements – Note 5 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following relates to sale of equity securities that have occurred since the end of the last fiscal year that have not been registered under the Securities Act:

In February 2005, options to purchase 22,820 shares of our common stock with an average exercise price of $47.16 per share were granted under our 2004 Equity Awards Plan. These options were issued to one executive officer and two directors of the Company. These options were granted and the shares issued in reliance on the exemptions from registration pursuant to Rule 701 and Section 4(2) under the Securities Act. These options are covered by a registration statement on Form S-8 that was filed in February 2005 with respect to the shares to be issued upon exercise of these options.

Uses of Proceeds from Registered Securities

On December 20, 2004, we issued all of the 27,380,953 shares of our common stock we registered in an initial public offering at an offering price of $29.00 per share (Reg. No. 333-118827), effective December 14, 2004. The aggregate offering price of the common stock sold (including the exercise by the managing underwriters of their over-allotment option) resulted in gross proceeds of $794.0 million and net proceeds of approximately $738.7 million to us after deducting underwriting discounts and commissions of $49.6 million and related offering expenses of $5.7 million none of which was paid to the underwriters. The managing underwriters for the offering were Goldman, Sachs & Co., Citigroup, JP Morgan, Lehman Brothers, Merrill Lynch & Co, UBS Investment Bank, and Jeffries & Company, Inc. None of the expenses we incurred in connection with the offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of our equity securities or to our affiliates (collectively “Related Parties”).

During the first quarter of 2005, we used $327.3 million of the net proceeds from our initial public offering to redeem approximately $291.1 million in principal amount of Las Vegas Sands Opco’s 11% mortgage notes due 2010 and to pay $36.2 million in related premiums and accrued interest and expenses. None of the amounts paid to redeem the 11% mortgage notes were paid to Related Parties. We consider the repurchase of the 11% mortgage notes to be a general corporate purpose.

LAS VEGAS SANDS CORP.

ITEM 6 – EXHIBITS

List of Exhibits

Exhibit No.	Description of Document
10.3**	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands Opco, jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary.

10.4**	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent.

10.5**	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement.

10.41**	Las Vegas Sands Corp. 2004 Equity Award Plan.

10.42**	Las Vegas Sands Opco Executive Cash Incentive Plan.

10.53**	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary.

10.67**	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent.

10.68**	Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands Opco, Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent.

10.69**	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

Exhibit No.	Description of Document
32.2**	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

May 16, 2005	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

May 16, 2005	By:	/s/ Scott Henry
Scott Henry
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.3	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands Opco, jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary.

10.4	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent.

10.5	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement.

10.41	Las Vegas Sands Corp. 2004 Equity Award Plan.

10.42	Las Vegas Sands Opco Executive Cash Incentive Plan.

10.53	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary.

10.67	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent.

10.68	Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands Opco, Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent.

10.69	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands Opco, Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.