Form 10-Q
period 2005-06-30
LAS VEGAS SANDS CORP
filed 2005-08-11
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ________________

Commission File Number   333-42147

LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 414-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2005

Class	Outstanding at August 10, 2005
Common Stock, $0.001 par value	354,160,692 shares

LAS VEGAS SANDS CORP.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$650,194	$1,294,898
Restricted cash and cash equivalents	20,879	20,528
Accounts receivable, net	66,386	56,582
Inventories	8,769	8,010
Deferred income taxes	35,592	13,311
Prepaid expenses	13,683	11,797

Total current assets	795,503	1,405,126

Property and equipment, net	2,093,013	1,756,090
Deferred offering costs, net	34,933	52,375
Restricted cash and cash equivalents	361,776	356,946
Deferred income taxes	8,446	425
Other assets, net	31,985	30,516

	$3,325,656	$3,601,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,021	$33,383
Construction payables	92,801	87,376
Construction payables-contested	7,232	7,232
Accrued interest payable	6,850	9,187
Other accrued liabilities	177,124	170,518
Current maturities of long-term debt	56,442	304,864

Total current liabilities	394,470	612,560

Other long-term liabilities	8,125	9,033
Deferred gain on sale of Grand Canal Shops	69,861	71,593
Deferred rent from Grand Canal Shops transaction	106,613	107,227
Long-term debt	1,330,108	1,485,064

	1,909,177	2,285,477

Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized,
354,168,780 and 354,160,692 shares issued and outstanding	354	354
Capital in excess of par value	963,622	956,385
Deferred compensation	(300)	—
Retained earnings	452,803	359,262

	1,416,479	1,316,001

	$3,325,656	$3,601,478

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Casino	$274,808	$133,889	$540,594	$228,597
Rooms	83,983	79,230	170,060	164,597
Food and beverage	34,698	33,026	78,187	65,681
Retail and other	24,354	33,273	52,808	73,489

	417,843	279,418	841,649	532,364
Less-promotional allowances	(19,022)	(12,761)	(39,034)	(26,521)

Net revenues	398,821	266,657	802,615	505,843

Operating expenses:
Casino	146,546	61,945	278,499	98,536
Rooms	20,227	18,676	41,342	38,717
Food and beverage	17,879	17,338	38,844	32,831
Retail and other	13,723	15,232	28,099	31,275
Provision for doubtful accounts	782	3,448	4,168	6,692
General and administrative	48,214	39,799	93,987	76,192
Corporate expense	6,620	3,203	17,502	5,704
Rental expense	3,682	2,442	7,387	5,096
Pre-opening expense	504	8,502	504	16,345
Development expense	5,562	2,226	10,737	2,762
Depreciation and amortization	21,097	16,856	41,062	32,383
(Gain)/loss on disposal of assets	(158)	125	1,005	149
Gain on sale of Grand Canal Shops	—	(418,222)	—	(418,222)

	284,678	(228,430)	563,136	(71,540)

Operating income	114,143	495,087	239,479	577,383

Other income (expense):
Interest income	7,133	638	14,527	1,094
Interest expense, net of amounts capitalized	(17,969)	(32,464)	(45,052)	(65,291)
Other expense	(1,291)	—	(1,291)	(9)
Loss on early retirement of debt	(4,166)	(1,371)	(137,000)	(1,371)

Income before income taxes	97,850	461,890	70,663	511,806

(Provision) benefit for income taxes	(11,421)	—	22,878	—

Net income	$86,429	$461,890	$93,541	$511,806

Basic earnings per share	$0.24	$1.42	$0.26	$1.58

Diluted earnings per share	$0.24	$1.42	$0.26	$1.57

Dividends declared per share	$—	$—	$—	$0.33

Weighted average shares outstanding:
Basic	354,160,692	324,658,394	354,160,692	324,658,394

Diluted	354,795,833	325,040,683	354,853,970	325,040,683

Pro forma data
(reflecting change in tax status):
Net income before income taxes		$461,890		$511,806
Provision for income taxes		(162,255)		(179,771)

Net income		$299,635		$332,035

Pro forma net income per share of
common stock (reflecting change in tax status):
Basic		$0.92		$1.02
Diluted		$0.92		$1.02

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$93,541	$511,806
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	41,062	32,383
Amortization of debt offering costs and original issue discount	5,010	4,524
Amortization of deferred revenue	(2,346)	(573)
Deferred rent from Grand Canal Shops transaction	—	109,220
Loss on early retirement of debt	137,000	1,371
Loss on disposal of assets	1,005	148
Gain on sale of Grand Canal Shops	—	(418,222)
Provision for doubtful accounts	4,168	6,692
Changes in operating assets and liabilities:
Accounts receivable	(13,972)	(9,453)
Inventories	(759)	(99)
Prepaid expenses	(1,886)	(6,468)
Deferred income taxes	(22,878)	—
Other assets	(1,469)	(8,062)
Accounts payable	20,638	5,330
Accrued interest payable	(2,337)	192
Other accrued liabilities	26,750	4,793

Net cash provided by operating activities	283,527	233,582

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of transaction costs	—	649,568
Change in restricted cash	(5,181)	108,055
Increase in receivables from stockholders	—	(557)
Capital expenditures	(373,565)	(236,093)

Net cash provided by (used in) investing activities	(378,746)	520,973

Cash flows from financing activities:
Dividends paid to shareholders	(21,052)	(107,909)
Repayments on 11% mortgage notes	(843,640)	(6,360)
Proceeds from 6.375% senior notes, net of discount	247,722	—
Repayments on secured mall facility	—	(120,000)
Repayments on senior secured credit facility-term A-prior	—	(3,333)
Repayments on senior secured credit facility-term B-prior	—	(1,250)
Proceeds from senior secured credit facility-term B	305,000	—
Proceeds from phase II mall construction loan	10,500	—
Repayments on Venetian Macao senior secured notes-tranche A	(75,000)	—
Repayments on Venetian Macao senior secured notes-tranche B	(45,000)	—
Proceeds from Macao revolver	—	10,000
Proceeds from Venetian Intermediate credit facility	—	10,000
Repayments on FF&E credit facility	(600)	(600)
Repayments on Interface Nevada note payable	—	(3,187)
Repayments on Interface mortgage note payable	(2,448)	—
Repurchase premiums incurred in connection with refinancing transactions	(113,311)	—
Transaction costs, initial public offering	(487)	—
Payments of debt offering costs	(11,169)	(227)

Net cash used in financing activities	(549,485)	(222,866)

Increase (decrease) in cash and cash equivalents	(644,704)	531,689
Cash and cash equivalents at beginning of period	1,294,898	152,793

Cash and cash equivalents at end of period	$650,194	$684,482

Supplemental disclosure of cash flow information:
Cash payments for interest	$51,494	$63,216

Payment of dividends included in accrued liablities	$21,052	$—

Property and equipment asset acquisitions included in construction
accounts payable	$92,801	$59,132

Property and equipment acquisitions included in accounts payable dividends	$—	$7,892

Deferred gain on sale of Grand Canal Shops	$—	$77,217

Decrease in other assets related to Grand Canal Shops sale	$—	$13,569

Non cash tax benefit from stock option exercises included in deferred income taxes	$7,424	$—

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

Las Vegas Sands Corp. (“LVSC”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock on December 20, 2004. Immediately prior to the initial public offering LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc. The acquisition of Las Vegas Sands, Inc. by LVSC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests. LVSC is traded on the NYSE under the symbol LVS. On July 28, 2005, Las Vegas Sands, Inc. was converted into a Nevada limited liability company and changed its name to Las Vegas Sands, LLC.

Las Vegas Properties

LVSC and its subsidiaries (collectively, the “Company”) own and operate the Venetian Hotel Resort Casino (the “Venetian Casino Resort”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Venetian Casino Resort includes the first all-suites hotel on the Strip with 4,027 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (“The Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”); and an expo and convention center of approximately 1,150,000 square feet (the “Sands Expo Center”). The Company has begun design and construction work and has completed demolition and clearing on the site of the Palazzo Casino Resort (the “Palazzo” or the “Palazzo Casino Resort”), a second resort similar in size to the Venetian Casino Resort, which will be situated on a 14-acre site situated adjacent to the Venetian Casino Resort and the Sands Expo Center and across Sands Boulevard from the Wynn Las Vegas Resort. The Palazzo is expected to open during mid-2007. The Palazzo is expected to consist of an all-suite, 50-floor luxury hotel tower with approximately 3,025 rooms, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 375,000 square feet, which we have already pre-sold to a third party (the “Phase II Mall”), and additional meeting and conference space of approximately 450,000 square feet. The Palazzo Casino Resort project is expected to cost approximately $1.6 billion (exclusive of land), of which the Phase II Mall is expected to cost approximately $280.0 million.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY (Continued)

Macao Projects

We also own and operate the Sands Macao, a Las Vegas-style casino in Macao. We opened the Sands Macao on May 18, 2004. In addition to the Sands Macao, we are also constructing the Venetian Macao Hotel Resort Casino (the “Venetian Macao Resort”), an all-suites hotel, casino, and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under our gaming subconcession in Macao, we are obligated to develop and open the Venetian Macao Resort by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $527.7 million at exchange rates in effect on June 30, 2005) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Venetian Macao Resort will satisfy these investment obligations but we will need an extension of the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in mid-2007. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities development under our Macao gaming concession. In addition, we expect to break ground in September 2005 on an expansion of the Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 65 percent. Construction of the Venetian Macao is moving along according to plan and we have decided to build out all 3,000 rooms in the initial phase, instead of the previously announced 1,500 rooms. We also plan to build a 400 room luxury hotel under the Four Seasons brand, which will also include approximately 600 serviced apartment units and over 100,000 square feet of retail space. We are also master planning two additional 3,000 room hotels, to be built in multiple phases, with serviced apartments and a combined 450,000 square feet of retail space across the Cotai Strip™ from the Venetian Macao. We will own these properties and operate them under internationally recognized third party hotel brands. We expect to make land premium payments relating to the Venetian Macao Resort and other Macao properties under development in amounts to be determined. We currently estimate that the cost for the Venetian Macao Resort will be approximately $2.0 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of the other Cotai Strip™ developments; however we will need to arrange additional debt financing to finance those costs as well.

Subsidiaries

The consolidated financial statements include the accounts of LVSC and its subsidiaries (the “Subsidiaries”), including Las Vegas Sands, LLC, formerly known as Las Vegas Sands, Inc. (“Las Vegas Sands Opco”), Venetian Casino Resort, LLC (“Venetian”), Interface Group-Nevada, Inc. (“Interface”), Interface Employee Leasing, LLC, Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Las Vegas Sands (Wolverhampton) Limited, Las Vegas Sands (Stoke City) Limited, Las Vegas Sands (Sunderland City) Limited, Las Vegas Sands (Ibrox) Limited, Las Vegas Sands (Sheffield) Limited, Las Vegas Sands (Murrayfield) Limited, Las Vegas Sands (Reading) Limited, Las Vegas Sands (UK) Limited, Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Global Holdings Limited, Venetian Macao Finance Company, VI Limited, Venetian Macao Limited (“Venetian Macao”), Venetian Cotai Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Operating Company, LLC (“Venetian Operating”), Venetian Resort Development Limited, World Sourcing Services Limited, Sands Garden City Pte. Ltd., Marble Works, LLC, Yona Venetian, LLC, V-HK Services Limited, Venetian Zhuhai Development Limited, VI Limited and TK Las Vegas, LLC (collectively, and including all other direct and indirect subsidiaries of LVSC, the “Company”). Each of LVSC and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 4 – Long-Term Debt.”

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes FASB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We currently expect to adopt this standard on January 1, 2006 using a Black-Scholes model. Under the Black-Scholes model, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is rendered on or after January 1, 2006. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

NOTE 2 – STOCKHOLDERS' EQUITY AND PER SHARE DATA

        The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares
outstanding (used in the calculation
of basic earnings per share)	354,160,692	324,658,394	354,160,692	324,658,394
Potential dilution from stock options and restricted stock	635,141	382,289	693,278	382,289

Weighted-average common and common
equivalent shares (used in the calculations
of diluted earnings per share)	354,795,833	325,040,683	354,853,970	325,040,683

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – STOCKHOLDERS' EQUITY AND PER SHARE DATA (Continued)

A summary of the status of the Company’s stock option plan is presented below:

Six Months Ended June 30, 2005	Shares	Weighted Average Exercise Price

Outstanding at the beginning	3,170,105	$21.67
Granted	22,820	47.16
Exercised	(931,115)	5.64
Terminated	(122,600)	29.00

Outstanding at end of period	2,139,210	$28.98

Exercisable at end of period	53,207	$1.02

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

Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income, and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net income, as reported	$86,429	$461,890	$93,541	$511,806

Less: Stock-based employee
compensation expense determined
under the Black Scholes option-
pricing model, net of tax	(818)	—	(1,624)	—

Pro forma net income	$85,611	$461,890	$91,917	$511,806

Basic earnings per share, as reported	$0.24	$1.42	$0.26	$1.58

Basic earnings per share, proforma	$0.24	$1.42	$0.26	$1.58

Diluted earnings per share, as reported	$0.24	$1.42	$0.26	$1.57

Diluted earnings per share, proforma	$0.24	$1.42	$0.26	$1.57

The estimated grant date fair value of options granted during the three and six months ended June 30, 2005 was $19.49 per share and was computed using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 3.86%; no expected dividend yields; expected volatility of 35.29% and expected life of 6 years.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30, 2005	December 31, 2004

Land and land improvements	$200,792	$170,056
Building and improvements	1,271,453	1,239,291
Equipment, furniture, fixtures and leasehold improvements	326,491	297,287
Construction in progress	605,193	319,640

	2,403,929	2,026,274
Less: accumulated depreciation and amortization	(310,916)	(270,184)

	$2,093,013	$1,756,090

During the three and six month periods ended June 30, 2005 and the three and six month periods ended June 30, 2004, the Company capitalized interest expense of $5.0 million, $9.1 million, $1.2 million, and $2.4 million, respectively.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004

Indebtedness of the Company and its Subsidiaries
other than the Macao Subsidiaries:

11% Mortgage Notes	$—	$843,640
Senior Secured Credit Facility - Term B	970,000	665,000
FF&E Credit Facility	11,400	12,000
Interface Mortgage Loan	96,840	99,288
6.375% Senior Notes (net of oringinal issue discount of $2,190)	247,810	—
Phase II Mall Construction Loan	10,500	—

Indebtedness of the Macao Subsidiaries:

Venetian Macao Senior Secured Notes - Tranche A	—	75,000
Venetian Macao Senior Secured Notes - Tranche B	—	45,000
Venetian Intermediate Credit Facility	50,000	50,000

	1,386,550	1,789,928

Less: current maturities	(56,442)	(304,864)

Total long-term debt	$1,330,108	$1,485,064

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – LONG-TERM DEBT (Continued)

2005 Refinancing Transactions

On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of 11.0% mortgage notes due 2010 (the “11% Mortgage Notes”) and on August 20, 2004, Las Vegas Sands Opco and Venetian entered into a $1.010 billion Senior Secured Credit Facility (the “Prior Senior Secured Credit Facility”).

On February 1, 2005, the Company completed the exercise of an equity claw back under the 11% Mortgage Notes indenture pursuant to which the Company retired $291.1 million of the 11% Mortgage Notes and paid $32.0 million of redemption premiums with the proceeds from its initial public offering.

On February 10, 2005, the Company sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. The Company, the subsidiary guarantors (including Las Vegas Sands Opco and Venetian) and the initial purchasers of the Senior Notes also entered into a registration rights agreement. Under the registration rights agreement, the Company and each subsidiary guarantor granted certain exchange and registration rights to the holders of the Senior Notes. On July 21, 2005, the Company completed an exchange offer to exchange the 6.375% Senior Notes for a new series of 6.375% Senior Notes with substantially the same terms that were registered under the Securities Act of 1933.

On February 22, 2005, Las Vegas Sands Opco and Venetian entered into the Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which amended and restated their $1.010 billion Prior Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a $970.0 million funded term loan (the “Term B Facility”), a $200.0 million Term B Delayed Draw Facility available until August 20, 2005 and a $450.0 million revolving credit facility (the “Revolving Facility”). As of June 30, 2005, no amounts have been drawn under either the Term B Delayed Draw Facility or the Revolving Facility. Las Vegas Sands Opco has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Intermediate, to fund construction and development costs of the Macao Casino. These guarantees are supported by $50.0 million of letters of credit that were issued under the Revolving Facility. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $400.0 million as of June 30, 2005.

On February 22, 2005, Las Vegas Sands Opco and Venetian repurchased $542.3 million in aggregate principal amount of their 11% Mortgage Notes pursuant to a tender offer plus a make-whole premium and accrued interest of $90.3 million, with proceeds from the Senior Notes offering, initial public offering, cash on hand and proceeds from the Senior Secured Credit Facility. On March 24, 2005, Las Vegas Sands Opco and Venetian redeemed the remaining $10.2 million aggregate principal amount of the outstanding 11% Mortgage Notes plus a make-whole premium and accrued interest of $1.7 million with cash on hand.

On May 23, 2005, the Company utilized existing cash to retire the $120.0 million Venetian Macao Senior Secured Notes. The Company incurred a charge of $4.2 million for loss on early retirement of indebtedness during the second quarter of 2005 as a result of retiring the Venetian Macao Senior Secured Notes.

The indebtedness under the Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and Guarantors’ assets, other than capital stock. Borrowings under the term loan facilities and revolving loan facilities bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a spread of 1.75% or 0.75%, respectively, which spreads will decrease by 0.25% if the loans achieve a rating of Ba2 or higher by Moody’s and BB or higher by S&P subject to certain additional conditions. The Senior Secured Credit Facility contains certain covenants and events of default customary for such financings. The average interest rate for the Senior Secured Credit Facility was 4.7% during the six months ended June 30, 2005.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Construction Litigation

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

The construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (“Bovis”) pursuant to a construction management agreement, as amended. Bovis’ obligations were guaranteed by its corporate parent companies. In 1999, Venetian Casino Resort, LLC filed a complaint against Bovis in the United States District Court for the District of Nevada relating to the construction of the Venetian Casino Resort. In response, Bovis filed a complaint against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada (the “State Court Action”). Commencing in 2000, the construction manager and we engaged in certain arbitration proceedings ordered by the federal court. Pursuant to agreement between the parties, certain claims brought by Bovis relating to infrastructure for the Palazzo, which is currently under construction (the “Lido Claims”), were severed from the State Court Action and are scheduled for trial in January 2006.

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

We have purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of the Venetian Casino Resort (the “Insurance Policy”). Under the Insurance Policy, we will self-insure the first $45.0 million of covered losses (excluding defense costs) and the insurer will insure defense costs and other covered losses up to the next $80.0 million. Approximately $29.0 million of the $80.0 million of policy limits has been utilized to date in connection with the litigation, primarily for defense costs. The Insurance Policy provides coverage (subject to certain exceptions) for amounts determined in the construction litigation to be owed to Bovis, and lien claims of, or acquired by, Bovis as well as any defense costs. The principal exclusions from coverage are lien claims of Bovis’ subcontractors directly against us (“Direct Claims”) and Lido Claims. However, up to $36.5 million in Direct Claims and $8.5 million in Lido Claims can be applied to satisfaction of the $45.0 million self-insured retention under the Insurance Policy.

After trial in the State Court Action, the jury awarded Bovis approximately $44.0 million in damages and awarded us approximately $2.0 million in damages. We have filed a notice of appeal to the Nevada Supreme Court.

Notwithstanding the entry of judgment in the State Court Action, we have continued to pursue certain claims in the federal court ordered arbitration proceedings, which we believe may provide a basis for reducing the amount awarded to Bovis in the State Court Action. Because of the magnitude of the remaining open items in the federal arbitration proceedings, which we believe must be considered in any ultimate award between the parties, the magnitude of the Direct Claims, the payment of which we contend should reduce the amount awarded to Bovis in the State Court Action, and the issues raised on appeal; we are not able to determine with any reasonable certainty the value of the entirety of these claims or the probability of success on these claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which we had previously accrued for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Based on the judgment in the State Court Action and the remaining open items in the federal arbitration proceedings, the Direct Claims and the Lido Claims, we estimate that our range of loss in this matter, before the benefit of the approximately $51 million of the remaining policy limits under the Insurance Policy, is from zero (or under certain circumstances a gain) to $114.6 million.

The low end of the range assumes all remaining matters are determined in our favor, including a reversal of the jury award to Bovis by the Nevada Supreme Court following our appeal and considers the existing accrual of approximately $7.2 million for unpaid construction costs.

The high end of the range assumes that (i) we lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and that are not already included in the State Court Action; (ii) we are not permitted to offset against the State Court Action award amounts we pay for Direct Claims consisting of interest and attorneys’ fees, but we are permitted to offset the remaining amounts of the Direct Claims; and (iii) we lose the entire disputed Lido Claim. Substantially all of our attorneys’ fees and costs related to the defense and prosecution of claims arising out of this matter are being paid by the Insurance Policy.

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

From the summer of 2000 to the present, we actively defended approximately 25 Direct Claims lawsuits in Nevada State Court brought by various Bovis sub-contractors, which brought claims directly against us for monies due the sub-contractors from Bovis as permitted by Nevada lien law, pre- and post-judgment interest on such amounts and related claims. Five Direct Claim trials ended in judgments in favor of the sub-contractors in the aggregate amounts of approximately $17.2 million including awarded interest, costs and attorneys’ fees, but not inclusive of post judgment interest which continues to accrue, but if paid, should be deductible from any post judgment interest due Bovis on its judgment. We are appealing all of these judgments. We cannot predict the outcomes of our appeals at this time. Our costs of appeal are being paid by the Insurance Policy and payments, if any, we make following the conclusion of the appeals will be credited toward our self-insured retention under the Insurance Policy, along with other payments relating to Direct Claims, up to an aggregate of $36.5 million.

A number of additional Direct Claims are scheduled for trial in the next 12 months. We intend to vigorously defend against each of these claims and cannot predict the outcomes of these matters at this time. Our defense costs in these matters are being paid by the Insurance Policy. In May 2005, we attempted to settle a Direct Claim brought by Midwest Drywall Company, one of the sub-contractors. The settlement was conditioned upon the Bovis state court trial judge agreeing to offset the principal and interest payments made by us to Midwest against the Bovis jury award and interest thereon, respectively, in the State Court Action. The judge denied the offset based on Bovis’ arguments that the offset was premature and the settlement did not go forward.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Bovis has made claims against us (the previously mentioned Lido Claims) for approximately $16.0 million for loans made to us, and for work allegedly performed, in connection with construction of the Palazzo resort, plus related interest and attorneys’ fees. Bovis has recently made an offer of judgment in connection with its claims under which Bovis would accept $13.5 million in full settlement of all of the Lido Claims. We dispute the size and characterization of the claims and dispute that interest or fees are due in connection therewith. We intend to vigorously defend against these claims at trial.

Because of the possibility of offsetting credits that may be awarded in the arbitrations described above and the elimination of duplicative claims through the substitution of arbitration awards, and/or payments in connection with the Direct Claims in the State Court Action verdict and the pendency of various appeals, no single amount within our estimated range of any loss from this matter can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded.

Litigation Relating to Macao Casino

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

In October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands Opco, Sheldon Adelson, and William Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. We intend to defend this matter vigorously. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed an amended complaint. The defendants responded with a motion to dismiss for failure to state a claim upon which relief can be granted. Other than the motion to dismiss, there is currently no pending activity in the matter. This action is in a preliminary stage and the Company’s legal counsel is currently not able to determine the probability of the outcome of this action.

Other Litigation

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

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION

The Company reviews the results of operations based on the following distinct segments, which are the Venetian Casino Resort on the Las Vegas Strip, the Sands Expo Center in Las Vegas, and the Sands Macao in Macao. The Company’s segments are based on geographic locations (Las Vegas and Macao) or on the type of business (casino resort or convention operations). The Company’s segment information is as follows for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenues
Venetian Casino Resort	$180,360	$189,963	$390,265	$409,964
Expo Center	13,388	16,606	32,221	35,791
Macao Casino	205,073	60,088	380,129	60,088

Total net revenues	$398,821	$266,657	$802,615	$505,843

Adjusted EBITDA(1)
Venetian Casino Resort	$63,151	$79,928	$150,357	$181,054
Expo Center	3,777	4,937	11,490	12,538
Macao Casino	80,840	22,912	148,442	22,912

Total adjusted EBITDA	147,768	107,777	310,289	216,504

Other Operating Costs and Expenses
Corporate expense	(6,620)	(3,203)	(17,502)	(5,704)
Depreciation and amortization	(21,097)	(16,856)	(41,062)	(32,383)
Gain (loss) on disposal of assets	158	418,097	(1,005)	418,073
Pre-opening expenses	(504)	(8,502)	(504)	(16,345)
Development expense	(5,562)	(2,226)	(10,737)	(2,762)

Total operating income	114,143	495,087	239,479	577,383

Other Non-operating Costs and Expenses
Interest expense, net of amounts capitalized	(17,969)	(32,464)	(45,052)	(65,291)
Interest income	7,133	638	14,527	1,094
Other expenses	(1,291)	—	(1,291)	(9)
Loss on early retirement of debt	(4,166)	(1,371)	(137,000)	(1,371)
Benefit (provision) for income taxes	(11,421)	—	22,878	—

Net income	$86,429	$461,890	$93,541	$511,806

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening and development expenses, other income or expense and loss on early retirement of debt. Adjusted EBITDA is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION (Continued)

	Six Months Ended June 30,
	2005	2004

Capital Expenditures
Venetian Casino Resort	$52,772	$68,479
Expo Center	294	321
Macao Projects	148,311	129,883
Palazzo	172,188	37,410

Total capital expenditures	$373,565	$236,093

	June 30,	December 31,
	2005	2004

Total Assets
Las Vegas Sands Corp.	$333,689	$744,927
Venetian Casino Resort	1,899,470	2,065,307
Expo Center	75,309	76,278
Macao Projects	584,205	455,249
Palazzo	432,983	259,717

Total consolidated assets	$3,325,656	$3,601,478

NOTE 7 – INCOME TAXES

Reconciliation of the statutory federal income tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Statutory federal income tax rate	35.00%	35.00%
Nondeductible losses of foreign subsidiary (UK)	0.25%	1.38%
Nondeductible losses of foreign subsidiary (Alderney)	0.06%	0.65%
Other permanent differences	0.66%	1.39%
Tax exempt income of foreign subsidiary (Macao)	(24.15)%	(62.30)%
Tax effect of net operating loss recognition relate
to loss on early retirement of debt	(0.15)%	(8.50)%

Effective tax rate (benefit)	11.67%	(32.38)%

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the Senior Notes. Las Vegas Sands Opco, Venetian, Mall Intermediate, Lido Intermediate, Venetian Venture, Venetian Transport, Venetian Marketing, Venetian Operating and Phase II Subsidiary (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis.

Separate financial statements and other disclosure concerning each of Las Vegas Sands Opco, Venetian and the Guarantor Subsidiaries are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of Las Vegas Sands Corp. the Guarantor Subsidiaries of the Senior Notes, and the non-guarantor subsidiaries on a combined basis as of December 31, 2004 and June 30, 2005, and for the three and six month periods ended June 30, 2005 and June 30, 2004. In addition, certain amounts in the 2004 information have been reclassified to conform to the 2005 presentation.

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
June 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$313,169	$184,762	$152,263	$—	$650,194
Restricted cash and cash equivalents	—	1,201	19,678	—	20,879
Intercompany receivable	—	35,079	4,379	(39,458)	—
Accounts receivable, net	117	63,100	3,169	—	66,386
Notes receivable	70,307	—	—	(70,307)	—
Inventories	—	7,668	1,101	—	8,769
Deferred income taxes	9,097	25,888	607	—	35,592
Prepaid expenses	393	7,870	5,420	—	13,683

Total current assets	393,083	325,568	186,617	(109,765)	795,503

Property and equipment, net	—	1,542,947	550,066	—	2,093,013
Investment in subsidiaries	1,269,300	306,209	—	(1,575,509)	—
Deferred offering costs, net	1,357	28,968	4,608	—	34,933
Restricted cash and cash equivalents	—	361,776	—	—	361,776
Deferred income taxes	9,556	285	(1,395)	—	8,446
Other assets, net	—	24,533	7,452	—	31,985

	$1,673,296	$2,590,286	$747,348	$(1,685,274)	$3,325,656

Accounts payable	$—	$13,141	$40,880	$—	$54,021
Construction payables	—	44,224	48,577	—	92,801
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	1,863	—	37,595	(39,458)	—
Accrued interest payable	6,154	232	464	—	6,850
Other accrued liabilities	990	92,836	83,298	—	177,124
Notes payable	—	—	70,307	(70,307)	—
Current maturities of long-term debt	—	2,400	54,042	—	56,442

Total current liabilities	9,007	160,065	335,163	(109,765)	394,470

Other long-term liabilities	—	181,921	2,678	—	184,599
Long-term debt	247,810	979,000	103,298	—	1,330,108

	256,817	1,320,986	441,139	(109,765)	1,909,177

Stockholders' equity	1,416,479	1,269,300	306,209	(1,575,509)	1,416,479

	$1,673,296	$2,590,286	$747,348	$(1,685,274)	$3,325,656

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
December 31, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$744,927	$388,338	$161,633	$—	$1,294,898
Restricted cash and cash equivalents	—	1,193	19,335	—	20,528
Intercompany receivable	—	39,268	4,801	(44,069)	—
Accounts receivable, net	—	54,887	1,695	—	56,582
Inventories	—	6,945	1,065	—	8,010
Deferred income taxes	—	13,000	311	—	13,311
Prepaid expenses	—	7,510	4,287	—	11,797

Total current assets	744,927	511,141	193,127	(44,069)	1,405,126

Property and equipment, net	—	1,361,749	394,341	—	1,756,090
Investment in subsidiaries	576,293	425,784	—	(1,002,077)	—
Deferred offering costs, net	—	41,609	10,766	—	52,375
Restricted cash and cash equivalents	—	356,946	—	—	356,946
Redeemable Preferred Interest in Venetian	—	—	255,154	(255,154)	—
Deferred income taxes	—	(31)	456	—	425
Other assets, net	—	23,829	6,687	—	30,516

	$1,321,220	$2,721,027	$860,531	$(1,301,300)	$3,601,478

Accounts payable	$—	$21,495	$11,888	$—	$33,383
Construction payables	—	37,431	49,945	—	87,376
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	5,219	—	38,850	(44,069)	—
Accrued interest payable	—	8,087	1,100	—	9,187
Other accrued liabilities	—	109,859	60,659	—	170,518
Current maturities of long-term debt	—	292,940	11,924	—	304,864

Total current liabilities	5,219	477,044	174,366	(44,069)	612,560

Other long-term liabilities	—	184,836	3,017	—	187,853
Redeemable Preferred Interest in
Venetian Casino Resort, LLC
a wholly owned subsidiary	—	255,154	—	(255,154)	—
Long-term debt	—	1,227,700	257,364	—	1,485,064

	5,219	2,144,734	434,747	(299,223)	2,285,477

Stockholders' equity	1,316,001	576,293	425,784	(1,002,077)	1,316,001

	$1,321,220	$2,721,027	$860,531	$(1,301,300)	$3,601,478

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$73,719	$201,089	$—	$274,808
Rooms	—	82,981	1,002	—	83,983
Food and beverage	—	28,574	6,853	(729)	34,698
Retail and other	3,554	5,997	15,618	(815)	24,354

Total revenues	3,554	191,271	224,562	(1,544)	417,843
Less promotional allowances	(287)	(13,448)	(5,287)	—	(19,022)

Net revenues	3,267	177,823	219,275	(1,544)	398,821

Operating expenses:
Casino	—	38,711	107,835	—	146,546
Rooms	—	20,116	111	—	20,227
Food and beverage	—	14,649	3,285	(55)	17,879
Retail and other	—	7,112	7,500	(889)	13,723
Provision for doubtful accounts	—	659	123	—	782
General and administrative	—	33,417	15,397	(600)	48,214
Corporate expense	6,619	—	1	—	6,620
Rental expense	—	3,308	374	—	3,682
Pre-opening expense	—	504	—	—	504
Development expense	147	2,283	3,132	—	5,562
Depreciation and amortization	—	13,850	7,247	—	21,097
Loss (Gain) on disposal of assets	—	(165)	7	—	(158)

	6,766	134,444	145,012	(1,544)	284,678

Operating income (loss)	(3,499)	43,379	74,263	—	114,143

Other income (expense):
Interest income	2,766	4,110	2,281	(2,024)	7,133
Interest expense, net of amounts capitalized	(4,073)	(10,507)	(5,413)	2,024	(17,969)
Other expense	—	(1,220)	(71)	—	(1,291)
Loss on early retirement of debt	—	—	(4,166)	—	(4,166)
Gain from equity investment in subsidiaries	89,999	66,859	—	(156,858)	—

Income before income taxes	85,193	102,621	66,894	(156,858)	97,850

Income tax benefit (provision)	1,236	(12,622)	(35)	—	(11,421)

Net income	$86,429	$89,999	$66,859	$(156,858)	$86,429

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$76,246	$57,643	$—	$133,889
Rooms	—	79,230	—	—	79,230
Food and beverage	—	31,768	2,305	(1,047)	33,026
Retail and other	—	11,176	22,638	(541)	33,273

Total revenues	—	198,420	82,586	(1,588)	279,418
Less promotional allowances	—	(12,761)	—	—	(12,761)

Net revenues	—	185,659	82,586	(1,588)	266,657

Operating expenses:
Casino	—	32,977	29,025	(57)	61,945
Rooms	—	18,676	—	—	18,676
Food and beverage	—	15,303	2,495	(460)	17,338
Retail and other	—	6,405	9,656	(829)	15,232
Provision for doubtful accounts	—	3,448	—	—	3,448
General and administrative	—	29,882	9,917	—	39,799
Corporate expense	—	2,894	551	(242)	3,203
Rental expense	—	1,883	559	—	2,442
Pre-opening expense	—	56	8,446	—	8,502
Development expense	—	(445)	2,671	—	2,226
Depreciation and amortization	—	13,556	3,300	—	16,856
(Gain)/loss on disposal of assets	—	(12)	137	—	125
Gain on sale of Grand Canal Shops	—	(418,222)	—	—	(418,222)

	—	(293,599)	66,757	(1,588)	(228,430)

Operating income	—	479,258	15,829	—	495,087

Other income (expense):
Interest income	—	497	1,280	(1,139)	638
Interest expense, net of amounts capitalized	—	(28,347)	(5,256)	1,139	(32,464)
Loss on early retirement of debt	—	(224)	(1,147)	—	(1,371)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort LLC	—	(7,150)	7,150	—	—
Gain from equity investment in subsidiaries	461,890	17,856	—	(479,746)	—

Net income	$461,890	$461,890	$17,856	$(479,746)	$461,890

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$168,467	$372,127	$—	$540,594
Rooms	—	168,410	1,650	—	170,060
Food and beverage	—	64,775	15,090	(1,678)	78,187
Retail and other	6,641	11,371	36,689	(1,893)	52,808

Total revenues	6,641	413,023	425,556	(3,571)	841,649
Less promotional allowances	(511)	(27,247)	(11,276)	—	(39,034)

Net revenues	6,130	385,776	414,280	(3,571)	802,615

Operating expenses:
Casino	—	79,620	198,879	—	278,499
Rooms	—	41,185	157	—	41,342
Food and beverage	—	31,805	7,135	(96)	38,844
Retail and other	—	13,729	16,645	(2,275)	28,099
Provision for doubtful accounts	—	4,045	123	—	4,168
General and administrative	—	64,682	30,505	(1,200)	93,987
Corporate expense	17,411	—	91	—	17,502
Rental expense	—	6,607	780	—	7,387
Pre-opening expense	—	504	—	—	504
Development expense	147	4,090	6,500	—	10,737
Depreciation and amortization	—	26,790	14,272	—	41,062
Loss on disposal of assets	—	998	7	—	1,005

	17,558	274,055	275,094	(3,571)	563,136

Operating income (loss)	(11,428)	111,721	139,186	—	239,479

Other income (expense):
Interest income	5,589	8,473	4,050	(3,585)	14,527
Interest expense, net of amounts capitilized	(6,285)	(30,722)	(11,630)	3,585	(45,052)
Other expense	—	(1,220)	(71)	—	(1,291)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Gain from equity investment in subsidiaries	94,259	125,831	—	(220,090)	—

Income before income taxes	82,135	81,249	127,369	(220,090)	70,663

Income tax benefit (provision)	11,406	13,010	(1,538)	—	22,878

Net income	$93,541	$94,259	$125,831	$(220,090)	$93,541

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$170,954	$57,643	$—	$228,597
Rooms	—	164,597	—	—	164,597
Food and beverage	—	65,223	2,305	(1,847)	65,681
Retail and other	—	21,586	53,297	(1,394)	73,489

Total revenues	—	422,360	113,245	(3,241)	532,364
Less promotional allowances	—	(26,521)	—	—	(26,521)

Net revenues	—	395,839	113,245	(3,241)	505,843

Operating expenses:
Casino	—	69,605	29,025	(94)	98,536
Rooms	—	38,717	—	—	38,717
Food and beverage	—	30,801	2,495	(465)	32,831
Retail and other	—	11,701	21,855	(2,281)	31,275
Provision for doubtful accounts	—	6,692	—	—	6,692
General and administrative	—	61,420	14,772	—	76,192
Corporate expense	—	5,554	551	(401)	5,704
Rental expense	—	3,705	1,391	—	5,096
Pre-opening expense	—	965	15,380	—	16,345
Development expense	—	—	2,762	—	2,762
Depreciation and amortization	—	26,928	5,455	—	32,383
Loss on disposal of assets	—	12	137	—	149
Gain on sale of Grand Canal Shops	—	(418,222)	—	—	(418,222)

	—	(162,122)	93,823	(3,241)	(71,540)

Operating income	—	557,961	19,422	—	577,383

Other income (expense):
Interest income	—	908	2,318	(2,132)	1,094
Interest expense, net of amounts capitalized	—	(56,411)	(11,012)	2,132	(65,291)
Other expense	—	—	(9)	—	(9)
Loss on early retirement of debt	—	(224)	(1,147)	—	(1,371)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort LLC	—	(14,300)	14,300	—	—
Gain from equity investment in subsidiaries	511,806	23,872	—	(535,678)	—

Net income	$511,806	$511,806	$23,872	$(535,678)	$511,806

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by (used in) operating activities	$(75,666)	$93,891	$265,302	$—	$283,527

Cash flows from investing activities:
Change in restricted cash	—	(4,838)	(343)	—	(5,181)
Capital expenditures	—	(202,193)	(171,372)	—	(373,565)
Capital contributions to subsidiaries	(598,570)	(9,846)	—	608,416	—
Dividend from Yona Venetian, LLC	—	40,009	—	(40,009)	—

Net cash used in investing activities	(598,570)	(176,868)	(171,715)	568,407	(378,746)

Cash flows from financing activities:
Transaction cost, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Capital contribution from Las Vegas Sands Corp.	—	558,570	40,000	(598,570)	—
Capital contribution from Venetian Casino Resort LLC	—	—	9,846	(9,846)	—
Dividend to Las Vegas Sands, Inc.	—	—	(40,009)	40,009	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from phase II mall construction loan	—	—	10,500	—	10,500
Repayments on Venetian Macao senior secured notes-tranche A	—	—	(75,000)	—	(75,000)
Repayments on Venetian Macao senior secured notes-tranche B	—	—	(45,000)	—	(45,000)
Repayments on FF&E credit facility	—	(600)	—	—	(600)
Repayments on Interface mortgage note payable	—	—	(2,448)	—	(2,448)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of debt offering costs	(1,401)	(9,755)	(13)	—	(11,169)
Net change in intercompany accounts	(3,356)	4,189	(833)	—	—

Net cash provided by (used in) financing activities	242,478	(120,599)	(102,957)	(568,407)	(549,485)

Decrease in cash and cash equivalents	(431,758)	(203,576)	(9,370)	—	(644,704)
Cash and cash equivalents at beginning of period	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of period	$313,169	$184,762	$152,263	$—	$650,194

LAS VEGAS SANDS CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$—	$96,495	$137,087	$—	$233,582

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops,
net of transaction costs	—	649,568	—	—	649,568
Change in restricted cash	—	8	108,047	—	108,055
Notes receivable from stockholders	—	(15)	(542)	—	(557)
Capital expenditures	—	(67,532)	(168,561)	—	(236,093)
Capital contributions to subsidiaries	—	(57,362)	—	57,362	—

Net cash provided by (used in) investing activities	—	524,667	(61,056)	57,362	520,973

Cash flows from financing activities:
Dividends paid to shareholders	—	(107,909)	—	—	(107,909)
Capital contribution from Venetian Casino Resort LLC	—	—	57,362	(57,362)	—
Repayments on 11% mortgage notes	—	(6,360)	—	—	(6,360)
Repayments on secured mall facility	—	—	(120,000)	—	(120,000)
Repayments on senior secured credit facility-term A	—	(3,333)	—	—	(3,333)
Repayments on senior secured credit facility-term B	—	(1,250)	—	—	(1,250)
Proceeds from Macao revolver	—	—	10,000	—	10,000
Proceeds from Venetian Intermediate credit facility	—	—	10,000	—	10,000
Repayments on FF&E credit facility	—	(600)	—	—	(600)
Repayments on Interface Nevada note payable	—	—	(3,187)	—	(3,187)
Payments of debt offering costs	—	(37)	(190)	—	(227)
Net change in intercompany accounts	—	11,583	(11,583)	—	—

Net cash used in financing activities	—	(107,906)	(57,598)	(57,362)	(222,866)

Increase in cash and cash equivalents	—	513,256	18,433	—	531,689
Cash and cash equivalents at beginning of period	—	102,603	50,190	—	152,793

Cash and cash equivalents at end of period	$—	$615,859	$68,623	$—	$684,482

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We own and operate the Venetian Casino Resort and the Sands Expo Center in Las Vegas, Nevada and the Sands Macao in Macao, China. We are also developing two other casino resorts: the Palazzo Casino Resort, which will be adjacent to and connected with the Venetian Casino Resort, and the Venetian Macao Resort in Macao, China.

We currently offer hotel, gaming, dining, entertainment, retail, and spa and other amenities at the Venetian Casino Resort, convention and trade show space at the Sands Expo Center in Las Vegas and gaming, dining and VIP suites at the Sands Macao. Approximately 40.3% of our gross revenues at the Venetian Casino Resort in the first six months of 2005 were derived from gaming and 40.3% was derived from hotel rooms. The percentage of gaming revenue for the Venetian Casino Resort reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. Approximately 95.1% of the Sands Macao’s gross revenue in the first six months of 2005 was derived from gaming activities with the remainder derived from food and beverage services.

Las Vegas Projects

Our Palazzo Casino Resort is currently under construction and is expected to open during mid-2007. The Palazzo Casino Resort project is expected to cost approximately $1.6 billion (exclusive of land), of which the Phase II Mall is expected to cost approximately $280.0 million. In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in the Palazzo Casino Resort. On August 20, 2004, we entered into the $1.010 billion Prior Senior Secured Credit Facility to, among other things, finance the Palazzo Casino Resort construction costs. On February 22, 2005, we entered into the Senior Secured Credit Facility, which amended the Prior Senior Secured Credit Facility and increased the size of the facility to $1.620 billion. In addition, on September 30, 2004, we entered into a $250.0 million Phase II Mall Construction Loan to fund a portion of the Phase II Mall construction costs. See “—Aggregate Indebtedness and Contractual Obligations.” We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility, $200.0 million from the Term B Delayed Draw Facility, $239.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under our Revolving Facility and operating cash flow to fund the development and construction costs for the Palazzo Casino Resort (including the Phase II Mall) and to pay related fees and expenses.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Macao Projects

We are building the Venetian Macao Resort, an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of our Las Vegas properties. Under our gaming subconcession in Macao, we are obligated to develop and open the Venetian Macao Resort by June 2006 and a convention center by December 2006. We are also obligated to invest at least 4.4 billion Patacas (approximately $527.7 million at exchange rates in effect on June 30, 2005) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Venetian Macao Resort will satisfy these investment obligations, but we will need to extend the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in mid-2007. In addition, we expect to break ground in September 2005 on an expansion of the Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 65 percent. Construction of the Venetian Macao Resort is moving along according to plan and we have decided to build out all 3,000 rooms in the initial phase, instead of the previously announced 1,500 rooms. We also plan to build a 400 room luxury hotel under the Four Seasons brand, which will also include approximately 600 serviced apartment units and over 100,000 square feet of retail space. We are also master planning two additional 3,000 room hotels, to be built in multiple phases, with serviced apartments and a combined 450,000 square feet of retail space across the Cotai Strip™ from the Venetian Macao Resort. We will own these properties and operate them under internationally recognized third party hotel brands.”

The Grand Canal Shops

On April 12, 2004, we sold The Grand Canal Shops and leased certain restaurant and other retail assets of the Venetian Casino Resort for approximately $766.0 million. As required by generally accepted accounting principles, we deferred a portion of the gain from the sale of The Grand Canal Shops. First, we deferred $109.2 million of the gain from the transaction deemed prepaid operating lease payments, which related to 19 spaces currently occupied by various tenants and which we leased to the purchaser of The Grand Canal Shops for an annual rent of one dollar per year under an 89-year operating lease. The purchaser of The Grand Canal Shops assumed, and is entitled to rent payments under, the tenant leases for these 19 spaces. This deferred amount is amortized over the 89-year lease term on a straight-line basis. Second, we deferred $77.2 million, which constitutes the estimated net present value of payments we make to the purchaser of The Grand Canal Shops under three lease back arrangements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

We are party to three Tenant Lease Termination and Asset Purchase Agreements. As of June 30, 2005, the total remaining payment obligations under these arrangements was $12.1 million.

In connection with sale of The Grand Canal Shops (the “Mall Sale”), we entered into an agreement with General Growth Properties (the “Mall Purchaser”) to construct and sell the Phase II Mall. The purchase price that the purchaser of The Grand Canal Shops has agreed to pay for the Phase II Mall is the greater of (i) $250.0 million and (ii) the Phase II Mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% up to $38.0 million of net operating income and 8.0% above $38.0 million.

Other Development Projects

We have entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom, subject to the award of a gaming license for the applicable facility and are in discussion with several others to build entertainment and gaming facilities in major cities.

We have made a proposal to develop a large integrated resort, including a casino, in Singapore to the Singapore government.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We maintain an allowance, or reserve, for doubtful accounts at our operating casino resorts, the Venetian Casino Resort and the Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts, while specific write-offs decrease the allowance for doubtful accounts. We regularly evaluate the allowance for doubtful accounts. At the Venetian Casino Resort where credit or marker play is significant we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customers financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At the Sands Macao where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly during 2005 because the Sands Macao table games play is primarily cash play, while the Venetian Casino Resort credit table games play represents approximately 59% of total table games play. Our estimate of the provision for doubtful accounts was $0.8 million, $4.2 million, $3.4 million and $6.7 million for the three and six month periods ended June 30, 2005 and the three and six month periods ended June 30, 2004, respectively.

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

We are subject to various claims and legal actions, including lawsuits with our construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Venetian Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has not established an accrual for any final resolution in connection with the construction litigation because any particular final resolution, while reasonably possible, has not been determined to be probable, nor can it be measured with any reasonable certainty. It is reasonably possible that this position could change in the near term as arbitration proceedings are concluded, and the amount of any such change could be material to our financial position, results of operations or cash flows. Management estimates the accruals for other claims and legal actions based upon historical experience and include such accruals in the other accrued liability category in our consolidated balance sheet.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 30, 2005, we had net property and equipment of $2.093 billion, representing 62.9% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes FASB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We currently expect to adopt this standard on January 1, 2006 using a Black-Scholes model. Under the Black-Scholes model, we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation costs for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is rendered on or after January 1, 2006. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended June 30, (dollars in thousands)			Six Months Ended June 30, (dollars in thousands)
	2005	2004	Percent Change	2005	2004	Percent Change

Net revenues	$398,821	$266,657	49.6%	$802,615	$505,843	58.7%

Operating income	114,143	495,087	-76.9%	239,479	577,383	-58.5%
General and administrative expenses	48,214	39,799	21.1%	93,987	76,192	23.4%
Net income	86,429	461,890	-81.3%	93,541	511,806	-81.7%

	Percent of Net Revenues
	2005	2004	2005	2004

Operating income	28.6%	185.7%	29.8%	114.1%
General and administrative expenses	12.1%	14.9%	11.7%	15.1%

Net income	21.7%	173.2%	11.7%	101.2%

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Results

Key operating revenue measurements

The Venetian Casino Resort’s operating revenue is dependent upon the volume of customers that stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not expected to be material for the Sands Macao. Sands Macao visitors arrive by ferry, automobile, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao.

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

Casino revenue measurements for Las Vegas: table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage (calculated before discounts) as measured as a percentage of table game drops of 20.0% to 21.0% and slot machines produce a statistical average slot machine win percentage (calculated before slot club cash incentives) as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

Casino revenue measurements for Macao: We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: 1) Rolling Chip play (all VIP play) and 2) Non-Rolling Chip play, (mostly non-VIP players). The volume measurement for Rolling Chip play is gaming chips wagered. The volume measurement for Non-Rolling Chip is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent because Rolling Chip volume is a measure of amounts wagered versus dropped, Rolling Chip volume is substantially higher than drop. Slot handle at the Sands Macao is the gross amount wagered or coin placed into slot machines in aggregate for the period cited.

We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 2.5% to 2.8% and our Non-Rolling Chip play table games are expected to produce a statistical average table win percentage as measured as a percentage of table game drop of 16.5% to 17.5%. Like in Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play at the Venetian Casino Resort and the Sands Macao is conducted on a cash basis, the Venetian Casino Resort’s table games revenue is approximately 59.0% from credit based guests wagering and the Sands Macao table game play is conducted primarily on a cash basis.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended June 30,
	(in thousands, except for percentages)
	2005	2004	Percent Change

Net Revenues
Casino	$274,808	$133,889	105.3%
Rooms	83,983	79,230	6.0%
Food and beverage	34,698	33,026	5.1%
Retail and other(1)	24,354	33,273	-26.8%

	417,843	279,418	49.5%
Less - Promotional Allowances	(19,022)	(12,761)	-49.1%

Total net revenues	$398,821	$266,657	49.6%

(1)	The Grand Canal Shops mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Consolidated net revenues were $398.8 million for the three months ended June 30, 2005, an increase of $132.1 million compared to $266.7 million for the three months ended June 30, 2004. The increase in net revenues was due to an increase of casino revenue of $140.9 million. We do not believe this level of percentage increase is a trend because it was primarily related to the opening of the Sands Macao on May 18, 2004.

This increase was partially offset by a decrease in retail and other revenue of $8.9 million as a result of the sale of The Grand Canal Shops and the lease of certain other retail and restaurant venues on May 17, 2004.

Casino revenues were $274.8 million for the three months ended June 30, 2005 and increase of $140.9 million compared to 133.9 million for the three months ended June 30, 2004. The increase was primarily attributable to the opening of the Sands Macao and the 2005 period benefited from a full quarter of casino revenue from that property. The table games win at the Venetian Casino Resort was below the statistically expected range during the three months ended June 30, 2005, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

The Venetian Casino Resort maintained an average daily room rate of $231 for the three months ended June 30, 2005 as compared to $221 for the three months ended June 30, 2004. The Venetian Casino Resort generated revenue per available room of $228 for the three months ended June 30, 2005 as compared to $218 for the three months ended June 30, 2004. Because not all available rooms are occupied, average daily room rates are higher than revenue per available room.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Room revenues for the three months ended June 30, 2005 were $84.0 million, as compared to $79.2 million for the three months ended June 30, 2004. Food and beverage revenues were $34.7 million for the three months ended June 30, 2005, representing an increase of $1.7 million compared to $33.0 million for the three months ended June 30, 2004. The increases were primarily attributable to the opening of the Sands Macao partially offset by a decline in banquet revenues at the Venetian Casino Resort.

Retail and other revenues were $24.4 million for the three months ended June 30, 2005, representing a decrease of $8.9 million compared to $33.3 million for the three months ended June 30, 2004. The decrease was primarily due to the sale of The Grand Canal Shops and the lease of retail outlets in the Venetian Casino Resort.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
	(in thousands, except for percentages)
	2005	2004	Percent Change
Operating Expenses
Casino	$146,546	$61,945	136.6%
Rooms	20,227	18,676	8.3%
Food and beverage	17,879	17,338	3.1%
Retail and other (1)	13,723	15,232	-9.9%
Provision for doubtful accounts	782	3,448	-77.3%
General and administrative	48,214	39,799	21.1%
Corporate	6,620	3,203	106.7%
Rental expense	3,682	2,442	50.8%
Pre-opening expense	504	8,502	-94.1%
Development expense	5,562	2,226	149.9%
(Gain) loss on disposal of assets	(158)	125	-226.4%
Depreciation and amortization	21,097	16,856	25.2%
Gain on sale of Grand Canal Shops	—	(418,222)	—

Total operating expenses	$284,678	$(228,430)	224.6%

(1)	The Grand Canal Shops mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Operating expenses were $284.7 million for the three months ended June 30, 2005, compared to $(228.4) million for the three months ended June 30, 2004. Excluding the recognized gain on the sale of The Grand Canal Shops, total operating expenses for the three months ended June 30, 2004 were $189.8 million. The increase in operating expenses (excluding the effect of the sale of The Grand Canal Shops) was primarily attributable to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao in May 2004 and a full quarter of expenses from that property during the 2005 period.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Casino department expenses increased $84.6 million primarily as a result of the additional casino expenses related to the opening of the Sands Macao in May 2004 and a full quarter of expenses from that property during the 2005 period and as a result of increased table games volume at the Venetian Casino Resort. Of the $84.6 million increase in casino expenses, $72.1 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $0.5 million and general and administrative cost increased $8.4 million primarily as the result of the opening of the Sands Macao.

The provision for doubtful accounts was $0.8 million for the three months ended June 30, 2005, compared to $3.4 million for the three months ended June 30, 2004. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

Pre-opening and development expenses were $0.5 million and $5.6 million, respectively, for the three months ended June 30, 2005, compared to $8.5 million and $2.2 million, respectively, for the three months ended June 30, 2004. The decrease in pre-opening expenses was primarily a result of $8.5 million of pre-opening expenses in Macao during the second quarter of 2004. The increase in development expenses was primarily due to our activities in the United Kingdom and Singapore.

Corporate expense for the three months ended June 30, 2005 was $6.6 million as compared to $3.2 million for the quarter ended June 30, 2004. The increase was primarily the result of the addition of corporate staff in the 2005 period, including the reassignment of some employees from Venetian to the Company.

Depreciation expense for the three months ended June 30, 2005 was $21.1 million as compared to $16.9 million for the three months ended June 30, 2004. The increase was primarily the result of placing into service the Sands Macao during the second quarter of 2004 and a full quarter of depreciation expense from that property during the 2005 period.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	(in thousands, except percentages)

	2005	2004
Interest cost	$23,001	$33,637
Less: Capitalized interest	(5,032)	(1,173)

Interest expense, net	$17,969	$32,464

Cash paid for interest, net of amounts capitalized	$18,355	$55,497
Average total debt balance	$1,503,242	$1,516,576
Weighted average interest rate	4.8%	8.4%

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense, net of amounts capitalized, was $18.0 million for the three months ended June 30, 2005, compared to $32.5 million for the three months ended June 30, 2004. Of the net interest expense incurred for the three months ended June 30, 2005, $15.2 million was related to the Venetian Casino Resort, $0.8 million was related to the Sands Macao and $2.0 million was related to the Sands Expo Center. The decrease in interest expense was attributable to the redemption of the 11% Mortgage Notes during the first quarter of 2005 and the redemption of the Venetian Macao Senior Secured Notes during the second quarter of 2005. These were partially offset by increases in net interest expense related to the entry into the Senior Secured Credit Facility and the issuance of the 6.375% Senior Notes. The decrease in net interest expense was also due to the capitalization of $4.7 million of interest during the second quarter of 2005 compared to $1.2 million of capitalized interest in the second quarter of 2004.

Other Factor Affecting Earnings

Loss on early retirement of debt of $4.2 million during the three months ended June 30, 2005 was the result of the redemption of the Venetian Macao Senior Secured Notes.

Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Operating Revenues

Our net revenues consisted of the following:

	Six Months Ended June 30,
	(in thousands, except for percentages)
	2005	2004	Percent Change
Net Revenues
Casino	$540,594	$228,597	136.5%
Rooms	170,060	164,597	3.3%
Food and beverage	78,187	65,681	19.0%
Retail and other(1)	52,808	73,489	-28.1%

	841,649	532,364	58.1%
Less - Promotional Allowances	(39,034)	(26,521)	-47.2%

Total net revenues	$802,615	$505,843	58.7%

(1)	The Grand Canal Shops mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated net revenues were $802.6 million for the six months ended June 30, 2005, an increase of $296.8 million compared to $505.8 million for the six months ended June 30, 2004. The increase in net revenues was due to an increase of casino revenue of $312.0 million, primarily due to the opening of the Sands Macao. We do not believe this level of percentage increase is a trend because it was primarily related to the opening of the Sands Macao.

The increase in net revenues was partially offset by a decrease in retail and other revenue of $20.7 million primarily as a result of the sale of The Grand Canal Shops and the lease of certain other retail and restaurant venues on May 17, 2004.

Casino revenues were $540.6 million for the six months ended June 30, 2005, an increase of $312.0 million compared to $228.6 million for the six months ended June 30, 2004. The increase was attributable to the opening of the Sands Macao on May 18, 2004. The table games win was above the statistically expected range during the six months ended June 30, 2005, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

The Venetian Casino Resort maintained an average daily room rate of $237 for the six months ended June 30, 2005 as compared to $228 for the six months ended June 30, 2004. The Venetian Casino Resort generated revenue per available room of $233 for the six months ended June 30, 2005 as compared to $225 for the six months ended June 30, 2004.

Room revenues for the six months ended June 30, 2005 were $170.1 million, as compared to $164.6 million for the six months ended June 30, 2004. Food and beverage revenues were $78.2 million for the six months ended June 30, 2005, representing an increase of $12.5 million compared to $65.7 million for the six months ended June 30, 2004. The increases were attributable to the increased average daily room rate at the Venetian Casino Resort and the opening of the Sands Macao.

Retail and other revenues were $52.8 million for the six months ended June 30, 2005, a decrease of $20.7 million compared to $73.5 million for the six months ended June 30, 2004. The decrease was primarily due to the sale of The Grand Canal Shops and the lease of retail outlets in the Venetian Casino Resort.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
	(in thousands, except for percentages)
	2005	2004	Percent Change
Operating Expenses
Casino	$278,499	$98,536	182.6%
Rooms	41,342	38,717	6.8%
Food and beverage	38,844	32,831	18.3%
Retail and other(1)	28,099	31,275	-10.2%
Provision for doubtful accounts	4,168	6,692	-37.7%
General and administrative	93,987	76,192	23.4%
Corporate	17,502	5,704	206.8%
Rental expense	7,387	5,096	45.0%
Pre-opening expense	504	16,345	-96.9%
Development expense	10,737	2,762	288.7%
Loss on disposal of assets	1,005	149	574.5%
Depreciation and amortization	41,062	32,383	26.8%
Gain on sale of Grand Canal Shops	—	(418,222)	—

Total operating expenses	$563,136	$(71,540)	887.2%

(1)	The Grand Canal Shops mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Operating expenses (including pre-opening, development, and corporate expenses) were $563.1 million for the six months ended June 30, 2005, compared to $(71.5) million for the six months ended June 30, 2004. Excluding the gain on the sale of The Grand Canal Shops, total operating expenses for the six months ended June 30, 2004 was $346.7 million. The increase in operating expenses was primarily attributable to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao.

Casino department expenses increased $180.0 million primarily as a result of the additional casino expenses related to the opening of the Sands Macao in May 2004 and a full six months of expenses from that property during the 2005 period and increased slot machine and table games volume at the Venetian Casino Resort. Of the $180.0 million increase in casino expenses, $160.4 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $6.0 million and general and administrative cost increased $17.8 million primarily as the result of the opening of the Sands Macao.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for doubtful accounts was $4.2 million for the six months ended June 30, 2005, compared to $6.7 million for the six months ended June 30, 2004. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

Pre-opening and development expenses were $0.5 million and $10.7 million, respectively, for the six months ended June 30, 2005, compared to $16.3 million and $2.8 million, respectively, for the six months ended June 30, 2004. The decrease in pre-opening expenses was primarily a result of $15.4 million of pre-opening expenses in Macao during the second quarter of 2004. The increase in development expenses was related to our activities in the United Kingdom and Singapore.

Corporate expense for the six months ended June 30, 2005 was $17.5 million as compared to $5.7 million for the quarter ended June 30, 2004. The increase was primarily the result of a $5.0 million charitable contribution to the Solomon R. Guggenheim Museum during the first quarter of 2005 and the addition of corporate staff in the 2005 period, including the reassignment of some employees from Venetian to the Company.

Depreciation expense for the six months ended June 30, 2005 was $41.1 million as compared to $32.4 million for the six months ended June 30, 2004. The increase was primarily the result of placing into service the Sands Macao during the second quarter of 2004 and a full six months of depreciation expense from that property during the 2005 period.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	(in thousands, except percentages)

	2005	2004
Interest cost	$54,189	$67,675
Less: Capitalized interest	(9,137)	(2,384)

Interest expense, net	$45,052	$65,291

Cash paid for interest, net of amounts capitalized	$51,494	$63,216
Average total debt balance	$1,563,938	$1,545,559
Weighted average interest rate	5.24%	7.6%

Interest expense, net of amounts capitalized, was $45.1 million for the six months ended June 30, 2005, compared to $65.3 million for the six months ended June 30, 2004. Of the net interest expense incurred for the six months ended June 30, 2005, $38.3 million was related to the Venetian Casino Resort, $3.0 million was related to the Sands Macao and $3.8 million was related to the Sands Expo Center. The decrease in interest expense was attributable to the redemption of the 11% Mortgage Notes and the redemption of the Venetian Macao Senior Secured Notes during the quarter ended June 30, 2005. These were partially offset by increases related to the entry into the Senior Secured Credit Facility and the issuance of the 6.375% Senior Notes. The decrease was also due to the capitalization of $9.1 million of interest during the six months ended June 30, 2005 compared to $2.4 million of capitalized interest in the second quarter of 2004.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Factor Affecting Earnings

Loss on early retirement of debt of $137.0 million during the six months ended June 30, 2005 was the result of the redemption of the 11% Mortgage Notes and the Venetian Macao Senior Secured Notes.

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Six Months Ended June 30,
	(dollars in thousands)

	2005	2004
Net cash provided by operations	$283,527	$233,582

Investing cash flows:
Proceeds from disposition of Grand Canal Shops, net of transaction costs	—	649,568
Capital expenditures	(373,565)	(236,093)
Change in restricted cash	(5,181)	108,055
Notes receivable from Shareholders	—	(557)

Net cash provided by (used in) investing activities	(378,746)	520,973

Financing cash flows:
Dividends to shareholders	(21,052)	(107,909)
Repayments of long term debt	(966,688)	(134,730)
Issuance of long term debt	563,222	20,000
Other	(124,967)	(227)

Net cash used in financing activities	(549,485)	(222,866)

Net increase (decrease) in cash and cash equivalents	$(644,704)	$531,689

Cash Flows –Operating Activities

At the Venetian Casino Resort, slot machine and retail hotel rooms businesses are generally conducted on a cash basis, table games and group hotel businesses are conducted both on a cash and credit basis and banquet business is conducted primarily on a credit basis, which results in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. As of June 30, 2005 and December 31, 2004, we held unrestricted cash and cash equivalents of $650.2 million and $1.3 billion, respectively. Net cash provided by operating activities for the first six months of 2005 was $283.5 million, compared to $233.6 million for the first six months of 2004. Factors contributing to the increase in cash flow provided by operating activities consisted of the positive operating results associated with the opening of the Sands Macao.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

Capital expenditures during the first six months of 2005 were $373.6 million, of which $148.3 million was attributable to the Macao projects, primarily the Venetian Macao Resort, and $172.2 million was attributable to the Palazzo Casino Resort, with the balance incurred for capital expenditures at the Venetian Casino Resort and the Sands Expo Center. We have commenced design and construction work for the Palazzo Casino Resort and plan to continue development work on the Palazzo Casino Resort during 2005. We currently estimate that construction will be completed in mid-2007 and that the cost to develop and construct the Palazzo Casino Resort will be approximately $1.6 billion (exclusive of land), of which the Phase II Mall is expected to cost approximately $280.0 million. On February 22, 2005, we entered into the $1.620 billion Senior Secured Credit Facility and on September 30, 2004, we entered into a $250.0 million construction loan to, among other things, finance the construction costs of the Palazzo Casino Resort and the Phase II Mall. As of June 30, 2005, we had incurred approximately $348.4 million in design, development and construction costs for the Palazzo Casino Resort. We currently estimate that the cost for the Venetian Macao Resort will be approximately $2.0 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of the other Cotai Strip™ developments; however we will need to arrange additional debt financing to finance those costs as well.

We held restricted cash balances of $382.7 million as of June 30, 2005. Of this amount, $361.8 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the lenders of the Senior Secured Credit Facility until required for the Palazzo Casino Resort project costs under the disbursement terms of the Senior Secured Credit Facility. In addition, $19.7 million was held by an agent for the Interface Mortgage Loan for various reserves.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Aggregate Indebtedness and Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of June 30, 2005:

	Payments due by Period Ending June 30,
	(dollars in thousands)

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations
Senior Secured Credit Facility—Term B(1)	$—	$7,500	$15,000	$947,500	$970,000
FF&E Credit Facility(2)	2,400	4,800	4,200	—	11,400
Phase II Mall Construction Loan(3)	—	10,500	—	—	10,500
Venetian Intermediate Credit Facility(4)	50,000	—	—	—	50,000
Interface mortgage loan(5)	4,042	8,978	83,820	—	96,840
6.375% Senior Notes(6)	—	—	—	247,810	247,810
Fixed interest payments	15,938	31,876	31,876	73,935	153,625
Variable interest payments(7)	59,052	113,987	105,115	48,739	326,893

Contractual Obligations
HVAC Provider fixed payments(8)	6,828	13,656	6,828	—	27,312
Former Tenants(9)	650	1,300	1,300	8,865	12,115
Employment Agreements(10)	4,465	8,805	5,698	—	18,968
Macao subsidiary land lease(11)	2,980	7,529	323	2,749	13,581
Mall Leases(12)	7,660	15,320	15,320	150,730	189,030
Macao Fixed Gaming Tax(13)	9,100	18,200	18,200	100,100	145,600
Macao Subsidiary Operating Leases	1,555	1,738	61	—	3,354

Total	$164,670	$244,189	$287,741	$1,580,428	$2,277,028

(1)	The Senior Secured Credit Facility consists of a $970.0 million single draw term B loan facility, a $200.0 million delayed draw facility that has a delayed draw period up to August 22, 2005 and a $450.0 million revolving credit facility. At June 30, 2005, the only amounts borrowed under this facility were $970.0 million under the Term B Facility. The Term B Facility will mature on June 15, 2011 and is subject to quarterly amortization payments commencing in the first quarter after substantial completion of the Palazzo Casino Resort. In addition, $50.0 million of letters of credit were outstanding as of June 30, 2005, which reduces the amount available for borrowing under the Revolving Facility by $50.0 million.

(2)	The FF&E credit facility will mature on July 1, 2008 and is subject to quarterly amortization payments.

(3)	The Phase II Mall Construction Loan commitment is $250.0 million and is due March 30, 2008.

(4)	The Venetian Intermediate Credit Facility will mature on March 27, 2006, with no amortization.

(5)	Principal payments will increase should Interface Group-Nevada achieve certain cash flow levels as defined in the loan agreement. The Interface mortgage loan will mature on February 10, 2009 if renewal options are exercised with monthly amortization payments.

(6)	The 6.375% Senior Notes are due on February 15, 2015.

(7)	Based on June 30, 2005 LIBOR rates of 3.06% plus the applicable interest rate spread in accordance with the respective debt agreements.

(8)	We are party to a services agreement with a third party for HVAC services for the Venetian Casino Resort. The total remaining payment obligation under this arrangement was $27.3 million as of June 30, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, the Mall Purchaser assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(9)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $12.1 million as of June 30, 2005. Under the agreement for The Grand Canal Shops mall sale, the Company is obligated to fulfill the lease termination and asset purchase agreements.

(10)	We are party to employment agreements with six of our senior executives, with terms of three to five years.

(11)	Venetian Macao is party to a long-term land lease of 25 years. The total remaining payment obligation under this lease is $13.6 million as of June 30, 2005.

(12)	We are party to certain leaseback agreements for the showroom, gondola and certain office space related to The Grand Canal Shops mall sale. The total remaining payments due as of June 30, 2005 is $189.0 million.

(13)	In addition to the 39.0% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual fixed gaming tax of $9.1 million per year to the government of Macao through the termination of the gaming concession.

In addition, under the terms of our subconcession agreement, we are obligated to make investments of at least 4.4 billion Patacas (approximately $527.7 million at exchange rates in effect on June 30, 2005) in various development projects in Macao by June 2006. As of June 30, 2005, we had made investments of approximately $3.346 billion Patacas (approximately $401.3 million at exchange rates in effect on June 30, 2005). We expect to make land premium payments relating to the Venetian Macao Resort and other Macao properties under development in amounts to be determined.

Pursuant to a contribution agreement with Bethworks Now, LLC for a Bethlehem, Pennsylvania development, the Company (a) has invested approximately $4.3 million, which was paid to Bethworks to reimburse Bethworks for property-related expenses, (b) is required to fund all operating expenses of the property, which are expected to be approximately $1.0 million per year and (c) is required to make an additional $2.0 million payment to Bethworks when and if a gaming license for the Bethlehem property is obtained.

Off-Balance Sheet Arrangements

During 1997, we entered into operating lease arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payments obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements were $27.3 million as of June 30, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, General Growth Properties, the purchaser, assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital and Liquidity

We expect to fund our operations, capital expenditures (other than the Sands Macao construction, the Palazzo Casino Resort, the Venetian Macao Resort and related Cotai Strip™ infrastructure development and construction costs) and debt service requirements from existing cash balances, operating cash flow, borrowings under the Company’s revolving facility and additional borrowings expected to be incurred by our Macao subsidiaries. In addition to having all of the $200.0 million Term B Delayed Draw Facility available, we have a $450.0 million revolving facility for working capital needs, of which $400.0 million was available, as of June 30, 2005.

On December 20, 2004, we issued 27,380,953 shares of our common stock in our initial public offering at an offering price of $29.00 per share, resulting in proceeds of approximately $738.7 million to us after deducting underwriting discounts and commissions and related offering expenses payable by us. We used a portion of these net proceeds as further described below to pay the redemption price of the $291.1 million in aggregate principal amount of the 11% Mortgage Notes (plus premiums and accrued interested of $36.2 million), which we redeemed on February 1, 2005, and $70.0 million to redeem the Venetian Macao Senior Notes on May 23, 2005. We intend to use the remaining net proceeds from our initial public offering for working capital purposes and other general corporate purposes, which may include for the construction of the Palazzo Casino Resort and our Macao projects.

On February 10, 2005, the Company issued $250.0 million of 6.375% senior notes due 2015 in a private placement. On February 22, 2005, we entered into the Senior Secured Credit Facility. The Senior Secured Credit Facility amended the Prior Senior Secured Credit Facility to increase borrowings by $400.0 million of additional term loans, expand its revolving credit facility from $125.0 million to $450.0 million, lower its interest costs, and revise some of its covenants to provide greater operational flexibility. The Senior Secured Credit Facility provides for aggregate borrowings of up to $1.620 billion, consisting of a $1.170 billion term loan facility and a $450.0 million revolving credit facility. On February 1, 2005, Las Vegas Sands Opco and Venetian redeemed $291.1 million in aggregate principal amount of their 11% Mortgage Notes at a redemption price of 111% of the principal amount of the notes plus accrued and unpaid interest. We used a portion of the proceeds from our initial public offering to pay the redemption price of these notes. On February 22, 2005, we repurchased an additional $542.3 million of the outstanding 11% Mortgage Notes in a tender offer, and on March 24, 2005, we redeemed the remaining $10.2 million. We used the $244.8 million net proceeds from the 6.375% senior notes offering, $106.6 million of cash on hand and $311.7 million of term loan borrowings under the Senior Secured Credit Facility to retire the outstanding $552.5 million in aggregate principal amount of 11% Mortgage Notes and to pay all fees and expenses associated with these transactions.

We currently estimate that the cost for the Venetian Macao Resort will be approximately $2.0 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of the other Cotai Strip™ developments; however we will need to arrange additional debt financing to finance those costs as well.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Litigation Contingencies and Available Resources

Las Vegas Sands Opco is a party to certain litigation matters and claims related to the construction of the Venetian Casino Resort and subject to a $42.0 million net verdict along with interest and costs of $48.5 million to Lehrer McGovern Bovis, Inc. (“Bovis”) the construction manager of the Venetian Casino Resort project, subject to adjustments based on the outcome of remaining arbitration and various appeals. We are also subject to verdicts with interest and costs of $17.2 million to certain sub-contractors of Bovis arising from the same matter, which amounts, if paid, we believe will be offset against the net verdict and costs awarded to Bovis, subject to certain exceptions. We are also involved in other litigation including, without limitation, with Richard Suen and Round Square Company Limited. If we are required to pay any of the construction manager’s verdict or contested construction costs that are not covered by our Insurance Policy, including the sub-contractor awards, under the Bovis matter, or pay any amounts under any of our other litigation, we may use cash from the following sources to fund such costs:

•	borrowings under the Revolving Facility of the Senior Secured Credit Facility;

•	cash on hand;

•	additional debt or equity financing; and

•	operating cash flow.

See “Note 5 – Commitment and Contingencies – Construction Litigation” to our Consolidated Financial Statements.

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

Restrictions on Distributions

We are a parent company with limited business operations. Our main asset is the stock of our subsidiaries. The debt instruments of Las Vegas Sands Opco contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands Opco. In particular, the Senior Secured Credit Facility prohibits Las Vegas Sands Opco from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands Opco may distribute to us up to $25.0 million or $50.0 million in dividend payments in a twelve-month period after the substantial completion of the Palazzo Casino Resort, depending on whether certain financial tests are met.

In addition, the debt instrument of our Phase II Mall Subsidiary also restricts the payment of dividends and distributions to us. Subject to limited exceptions, the Phase II Mall Construction Loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions to us, or making investments in us, other than tax distributions and a limited basket amount.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The debt instruments of our subsidiaries also contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in our Senior Secured Credit Facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations. See “Note 4 – Long-Term Debt” to our Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended June 30:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value(1)
	(dollars in millions)
LIABILITIES
Short-term debt
Variable rate	$56.4	$—	$—	$—	$—	$—	$56.4	$56.4
Average interest rate (2)	5.2%	—	—	—	—	—	5.2%	5.2%
Long-term debt
Fixed rate	—	—	—	—	—	247.8	247.8	247.8
Average interest rate (2)	—	—	—	—	—	6.4%	6.4%	6.4%
Variable rate	—	6.7	25.0	95.6	7.5	947.5	1,082.3	1,082.3
Average interest rate (2)	—	5.3%	5.2%	5.0%	5.2%	5.0%	5.1%	5.1%
Cap Agreements (3)	—	—	—	—	—	.6	.6	.6
Average interest rate	—	—	—	—	—	—	—	—

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

3.	As of June 30, 2005, we have two interest rate cap agreement with a fair value of $0.6 million based on a quoted market value from the institution holding the agreement.

Borrowings under the Senior Secured Credit Facility bear interest at our election at either LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million Phase II Mall construction loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum.

Foreign currency translation gains and losses were not material to our results of operations for the three months ended June 30, 2005, but may be in future periods in relation to activity associated with our Macao subsidiaries.

We do not hedge our exposure to foreign currency.

See also “— Capital and Liquidity” and “Note 4 – Long-Term Debt” to our Consolidated Financial Statements.

44

LAS VEGAS SANDS CORP.

ITEM 4 – CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures of the Company as of June 30, 2005 and have concluded that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAS VEGAS SANDS CORP.

Part II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations and the construction of the Venetian Casino Resort and certain other matters. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and “Part I — Item 1 – Condensed Notes to Consolidated Financial Statements – Note 5 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

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

During the first quarter of 2005, we used $327.3 million of the net proceeds from our initial public offering to redeem approximately $291.1 million in principal amount of the 11% Mortgage Notes issued by Las Vegas Sands Opco and Venetian and to pay $36.2 million in related premiums and accrued interest and expenses. During the second quarter of 2005 we used $70.0 million of the net proceeds to redeem the Venetian Macao Senior Secured Notes. None of the amounts paid to redeem the 11% Mortgage Notes or the Venetian Macao Senior Notes were paid to Related Parties. We consider the repurchase of the 11% Mortgage Notes and the Venetian Macao Senior Secured Notes, to be a general corporate purpose. In addition, during the first six months of 2005, we used approximately $5.8 million (net of interest income) of the net proceeds for general corporate purposes.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 9, 2005. At the annual meeting, votes were taken for: (1) the election of directors and (2) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

The Company’s stockholders elected Charles D. Forman and Irwin A. Siegel to serve on the Board of Directors as Class I directors for three-year terms, which will expire in 2008. The service of Michael A. Leven and William P. Weidner as Class II directors and Sheldon G. Adelson, Irwin A. Chafetz and James L. Purcell as Class III directors continued after the meeting. Stockholders also ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

The following tables provide details regarding the number of votes cast by the Company’s stockholders with respect to each of the matters indicated above.

Election of directors:

Nominees for Director	Votes For	Votes Withheld

Charles D. Forman	333,767,493	8,940,375
Irwin A. Siegel	341,462,687	1,245,181

Ratification of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Abstentions	Broker Non-Votes

342,660,666	31,225	15,977	0

ITEM 5 – OTHER INFORMATION

Certain executives and designated officers of the Company are eligible to participate in the Company’s Executive Cash Incentive Plan (the “Plan”). Under the Plan, the Performance Sub-Committee (the “Committee”) of the Compensation Committee of the Company’s Board of Directors (the “Board”) annually establishes objective performance criteria tied to the financial goals of the Company for use in determining whether participants will receive bonuses under the Plan. The Committee approves specific bonus payment amounts following the end of each year. The amounts of the bonus payments are based on target bonus amounts set forth in the employment agreements of eligible Plan participants and depend on whether the corporate performance criteria were satisfied.

The Committee was created during the second quarter of 2005 and consists exclusively of members qualifying as “outside directors” under Section 162(m) of the Internal Revenue Code. Messrs. Leven (Chairman) and Purcell currently serve on the Committee.

On June 8, 2005, the Committee established the quarterly performance criteria pursuant to which Messrs. Adelson, Weidner, Stone and Goldstein may earn the base bonus under their respective employment agreements. The criteria selected were based on adjusted property EBITDAR targets for the Company’s Venetian resort-hotel-casino property in Las Vegas (“The Venetian”). The base bonus criteria were set with reference to The Venetian’s adjusted property EBITDAR for 2004. The Committee also established the annual performance criteria pursuant to which Messrs. Adelson, Weidner, Stone, Goldstein, Henry and Serwin may earn an annual supplemental bonus under their respective employment agreements. The criteria selected were based on an aggregate adjusted property EBITDAR target for The Venetian, the Sands Macao and the Company’s other properties.

If the 2005 quarterly base bonus performance criteria are met, Plan participants will earn quarterly base bonuses equal to the individual target base bonus set forth in their employment agreements. If the 2005 quarterly base bonus performance criteria are not met, Plan participants may earn the missed quarterly payments in later quarters based on the achievement of year-to-date targets. Plan participants may earn an annual supplemental bonus at levels set forth in their respective employment agreements, depending on whether corporate performance targets are met, exceeded, or not met. If 80% of the corporate performance target is not met, then no annual supplemental bonus will be paid and if 110% of the corporate performance target is met a maximum of 160% of the annual supplemental bonus target amount will be paid.

ITEM 6 – EXHIBITS

         List of Exhibits

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/S/	Sheldon G. Adelson ——————————	Chairman of the Board, Chief Executive Officer and Director	August 10, 2005

/S/	Scott Henry ——————————	Senior Vice President and Chief Financial Officer	August 10, 2005