Form 10-Q
period 2005-09-30
LAS VEGAS SANDS CORP
filed 2005-11-15
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2005

Class	Outstanding at November 14, 2005
Common Stock, $0.001 par value	354,160,692 shares

	LAS VEGAS SANDS CORP.

	Table of Contents

	Part I
	FINANCIAL INFORMATION

Item 1	Financial Statments (unaudited)

	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004	2

	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2005 and September 30, 2004	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation>	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4	Controls and Procedures	44

	Part II
	OTHER INFORMATION

Item 1	Legal Proceedings	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 4	Submission of Matters to a Vote of Security Holders	46

Item 5	Other Information	47

Item 6	Exhibits	48

	Signatures	49

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP.
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$589,903	$1,294,898
Restricted cash and cash equivalents	20,229	20,528
Accounts receivable, net	53,631	56,582
Inventories	8,987	8,010
Deferred income taxes	29,389	13,311
Prepaid expenses	14,001	11,797

Total current assets	716,140	1,405,126

Property and equipment, net	2,337,737	1,756,090
Deferred offering costs, net	33,007	52,375
Restricted cash and cash equivalents	565,706	356,946
Deferred income taxes	9,063	425
Other assets, net	31,682	30,516

	$3,693,335	$3,601,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,657	$33,383
Construction payables	142,440	87,376
Construction payables-contested	30,886	7,232
Accrued interest payable	3,718	9,187
Other accrued liabilities	212,376	170,518
Current maturities of long-term debt	56,101	304,864

Total current liabilities	474,178	612,560

Other long-term liabilities	8,996	9,033
Deferred gain on sale of Grand Canal Shops	68,995	71,593
Deferred rent from Grand Canal Shops transaction	106,306	107,227
Long-term debt	1,537,523	1,485,064

	2,195,998	2,285,477

Stockholders' equity:
Common stock, $.001 par value, 1,000,000,000
shares authorized, 354,168,780 and 354,160,692
shares issued and outstanding	354	354
Capital in excess of par value	964,309	956,385
Deferred compensation	(225)	—
Retained earnings	532,899	359,262

	1,497,337	1,316,001

	$3,693,335	$3,601,478

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Casino	$334,400	$240,189	$874,994	$468,786
Rooms	73,173	71,577	243,233	236,174
Food and beverage	28,796	26,863	106,983	92,544
Retail and other	22,406	20,865	75,214	94,354

	458,775	359,494	1,300,424	891,858
Less-promotional allowances	(21,153)	(15,858)	(60,187)	(42,379)

Net revenues	437,622	343,636	1,240,237	849,479

Operating expenses:
Casino	177,900	115,668	456,399	214,204
Rooms	19,876	19,727	61,218	58,444
Food and beverage	16,707	15,804	55,551	48,635
Retail and other	13,780	15,382	41,879	46,657
Provision for doubtful accounts	2,863	2,869	7,031	9,561
General and administrative	49,390	45,040	143,377	121,788
Corporate expense	9,893	118,153	27,395	123,857
Rental expense	3,699	3,618	11,086	8,307
Pre-opening expense	860	838	1,364	17,183
Development expense	5,926	4,567	16,663	7,329
Depreciation and amortization	27,722	19,346	68,784	51,729
Loss on disposal of assets	522	30,635	1,527	30,635
(Gain)/loss on sale of Grand Canal Shops	—	400	—	(417,822)

	329,138	392,047	892,274	320,507

Operating income (loss)	108,484	(48,411)	347,963	528,972

Other income (expense):
Interest income	8,637	2,184	23,164	3,278
Interest expense, net of amounts capitalized	(30,597)	(34,470)	(75,649)	(99,761)
Other income (expense)	145	—	(1,146)	(9)
Loss on early retirement of debt	—	(5,182)	(137,000)	(6,553)

Income (loss) before income taxes	86,669	(85,879)	157,332	425,927
(Provision) benefit for income taxes	(6,573)	—	16,305	—

Net income (loss)	$80,096	$(85,879)	$173,637	$425,927

Basic earnings (loss) per share	$0.23	$(0.26)	$0.49	$1.31

Diluted earnings (loss) per share	$0.23	$(0.26)	$0.49	$1.31

Dividends declared per share	$—	$0.05	$—	$0.38

Weighted average shares outstanding:
Basic	354,160,692	325,679,693	354,160,692	324,998,916

Diluted	354,445,509	325,679,693	354,543,037	325,260,426

Pro forma data (reflecting change in tax status):

Net income (loss) before income taxes		$(85,879)		$425,927
(Provision) benefit for income taxes		39,874		(139,897)

Net income (loss)		$(46,005)		$286,030

Pro forma net income per share of common
stock (reflecting change in tax status):
Basic		$(0.14)		$0.88
Diluted		$(0.14)		$0.88

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$173,637	$425,927
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	68,784	51,729
Amortization of debt offering costs and
original issue discount	7,101	6,729
Amortization of deferred revenue	(3,519)	(1,384)
Deferred rent from Grand Canal Shops transaction	—	109,220
Loss on early retirement of debt	137,000	6,553
Loss on disposal of assets	1,527	30,635
Stock–based compensation	75	49,230
Gain on sale of Grand Canal Shops	—	(417,822)
Provision for doubtful accounts	7,031	9,561
Changes in operating assets and liabilities:
Accounts receivable	(4,080)	(7,124)
Inventories	(977)	(290)
Prepaid expenses	(2,204)	(8,699)
Deferred income taxes	(16,605)	—
Other assets	(1,166)	(7,385)
Accounts payable	(4,726)	6,473
Accrued interest payable	3,446	25,736
Other accrued liabilities	62,873	20,077

Net cash provided by operating activities	428,197	299,166

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of
transaction costs	—	649,568
Change in restricted cash and cash equivalents	(208,461)	(233,091)
Decrease in receivables from stockholders	—	205
Capital expenditures	(582,155)	(326,988)

Net cash provided by (used in) investing activities	(790,616)	89,694

Cash flows from financing activities:
Dividends paid to shareholders	(21,052)	(125,027)
Exercise of stock options	—	8,639
Contributions from shareholders	—	420
Repayments on 11% mortgage notes	(843,640)	(6,360)
Proceeds from 6.375% senior notes, net of discount	247,722	—
Repayments on secured mall facility	—	(120,000)
Repayments on senior secured credit facility-term A-prior	—	(48,333)
Repayments on senior secured credit facility-term B-prior	—	(246,250)
Proceeds from senior secured credit facility-term B	305,000	665,000
Proceeds from senior secured credit facility-term B delayed	200,000	—
Proceeds from phase II mall construction loan	19,500	—
Repayments on Venetian Macao senior secured notes-tranche A	(75,000)	—
Repayments on Venetian Macao senior secured notes-tranche B	(45,000)	—
Proceeds from Macao revolver	—	10,000
Repayments on Macao revolver	—	(10,000)
Proceeds from Venetian Intermediate credit facility	—	10,000
Repayments on FF&E credit facility	(1,800)	(1,200)
Repayments on Interface Nevada note payable	—	(127,512)
Proceeds from Interface mortgage note payable	—	100,000
Repayments on Interface mortgage note payable	(3,232)	(296)
Repurchase premiums incurred in connection
with refinancing transactions	(113,311)	—
Transaction costs, initial public offering	(487)	—
Payments of debt offering costs	(11,276)	(28,536)

Net cash provided by (used in) financing activities	(342,576)	80,545

Increase (decrease) in cash and cash equivalents	(704,995)	469,405
Cash and cash equivalents at beginning of period	1,294,898	152,793

Cash and cash equivalents at end of period	$589,903	$622,198

Supplemental disclosure of cash flow information:
Cash payments for interest	$80,635	$71,445

Payment of dividends included in accrued liablities	$21,052	$—

Property and equipment asset acquisitions included
in construction accounts payable	$157,179	$84,266

Property and equipment acquisitions included in
accounts payable	$—	$5,225

Non-cash distribution to Principal Shareholder	$—	$2,329

Deferred gain on sale of Grand Canal Shops	$—	$77,217

Decrease in other assets related to Grand Canal Shops sale	$—	$13,569

Non cash tax benefit from stock option exercises included
in deferred income taxes	$8,111	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. and its subsidiaries (collectively, the “Company”) Company for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

Las Vegas Sands Corp. (“LVSC”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock on December 20, 2004. Immediately prior to the initial public offering, LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc. The acquisition of Las Vegas Sands, Inc. by LVSC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests. LVSC is traded on the NYSE under the symbol LVS. On July 28, 2005, Las Vegas Sands, Inc. was converted into a Nevada limited liability company and changed its name to Las Vegas Sands, LLC.

Las Vegas Properties

The Company owns and operates the Venetian Hotel Resort Casino (the “Venetian Casino Resort”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Venetian Casino Resort includes the first all-suites hotel on the Strip with 4,027 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (“The Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”); and an expo and convention center of approximately 1,150,000 square feet (the “Sands Expo Center”). The Company has begun design and construction work and has completed demolition and clearing on the site of the Palazzo Casino Resort (the “Palazzo” or the “Palazzo Casino Resort”), a second resort similar in size to the Venetian Casino Resort, which will be situated on a 14-acre site situated adjacent to the Venetian Casino Resort and the Sands Expo Center and across Sands Boulevard from the Wynn Las Vegas Resort. The Palazzo is expected to open during mid-2007. The Palazzo is expected to consist of an all-suite, 50-floor luxury hotel tower with approximately 3,025 rooms, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 375,000 square feet, which we have already pre-sold to a third party (the “Phase II Mall”). In addition, the Palazzo will include approximately 450,000 square feet of additional conference and meeting space, 300,000 square feet of which is now available. The Palazzo Casino Resort project is expected to cost approximately $1.7 billion (exclusive of land), of which the Phase II Mall is expected to cost approximately $280.0 million.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY (Continued)

Macao Projects

We also own and operate the Sands Macao, a Las Vegas-style casino in Macao, China. We opened the Sands Macao on May 18, 2004. In addition to the Sands Macao, we are also constructing the Venetian Macao Hotel Resort Casino (the “Venetian Macao Resort”), an all-suites hotel, casino, and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under our gaming subconcession in Macao, we are obligated to develop and open the Venetian Macao Resort by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $527.6 million at exchange rates in effect on September 30, 2005) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Venetian Macao Resort will satisfy these investment obligations but we will need an extension of the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in mid-2007. We have recently requested the extension from the Macao authorities. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities development under our Macao gaming concession and our investment to date in construction of the Venetian Macao Resort could be lost. In addition, we broke ground in October 2005 on an expansion of the Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 65.0%. Construction of the Venetian Macao is progressing according to plan and we have decided to build out all 3,000 rooms in the initial phase, instead of the previously announced 1,500 rooms. We also plan to build a 400 room luxury hotel under the Four Seasons brand, which will also include approximately 600 serviced apartment units and over 100,000 square feet of retail space. We are also master planning two additional 3,000 room hotels, to be built in multiple phases, with serviced apartments and a combined 450,000 square feet of retail space across the Cotai Strip™ from the Venetian Macao. We will own these properties and operate them under the Shangri-La and Traders brands as well as other internationally recognized third party hotel brands. We expect to make land premium payments relating to the Venetian Macao Resort and other Macao properties under development in amounts to be determined. We currently estimate that the cost for the Venetian Macao Resort will be approximately $2.0 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of the other Cotai Strip™ developments; however we will need to arrange additional debt financing to finance those costs as well.

Subsidiaries

The condensed consolidated financial statements include the accounts of LVSC and its subsidiaries (the “Subsidiaries”), including Las Vegas Sands, LLC, formerly known as Las Vegas Sands, Inc. (“Las Vegas Sands Opco”), Venetian Casino Resort, LLC (“Venetian”), Interface Group-Nevada, Inc. (“Interface”), Interface Employee Leasing, LLC, Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Las Vegas Sands (Wolverhampton) Limited, Las Vegas Sands (Stoke City) Limited, Las Vegas Sands (Sunderland City) Limited, Las Vegas Sands (Ibrox) Limited, Las Vegas Sands (Sheffield) Limited, Las Vegas Sands (Murrayfield) Limited, Las Vegas Sands (Reading) Limited, Las Vegas Sands (UK) Limited, Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Global Holdings Limited, Venetian Macao Finance Company, VI Limited, Venetian Macao Limited (“Venetian Macao”), Venetian Cotai Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Operating Company, LLC (“Venetian Operating”), Venetian Resort Development Limited, World Sourcing Services Limited, Sands Garden City Pte. Ltd., Silver State Marble, LLC, V-HK Services Limited, Venetian Zhuhai Development Limited, VI Limited and TK Las Vegas, LLC. Each of LVSC and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 4 – Long-Term Debt.”

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS OF COMPANY (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first annual reporting period that begins after June 15, 2005. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We currently expect to adopt this standard on January 1, 2006 and we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future consolidated financial statements.

NOTE 2 – STOCKHOLDERS’ EQUITY AND PER SHARE DATA

        The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding
(used in the calculation of basic
earnings (loss) per share)	354,160,692	325,679,693	354,160,692	324,998,916
Potential dilution from stock options and
restricted stock	284,817	—	382,345	261,510

Weighted-average common and common equivalent
shares (used in the calculations of
diluted earnings (loss) per share)	354,445,509	325,679,693	354,543,037	325,260,426

For the three and nine months ended September 30, 2005, outstanding options to purchase 147,820 and 22,820 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the three months ended September 30, 2004, outstanding options to purchase 3,170,105 shares of common stock were not included in the calculation of diluted loss per share because their effect was antidilutive.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – STOCKHOLDERS’ EQUITY AND PER SHARE DATA (Continued)

A summary of the status of the Company’s stock option plan is presented below:

Nine Months Ended September 30, 2005	Shares	Weighted Average Exercise Price

Outstanding at the beginning of period	3,170,105	$21.67
Granted	147,820	38.72
Exercised	(984,322)	5.39
Terminated	(126,000)	29.00

Outstanding at end of period	2,207,603	29.65

Exercisable at end of period	—	—

The Company has elected to follow APB 25 and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the market value of the Company’s stock and the stock option’s exercise price at the measurement date. Under APB 25, if the exercise price of the stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income (loss), and earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net income (loss), as reported	$80,096	$(85,879)	$173,637	$425,927

Add: Stock-based compensation expense
using intrinsic value method	75	49,230	75	49,230
Less: Total stock-based employee
compensation expense determined under the
minimum value method for all awards	—	(57,310)	—	(57,310)
Less: Stock-based employee
compensation expense determined
under the Black Scholes option-
pricing model, net of tax	(944)	—	(2,568)	—

Pro forma net income (loss)	$79,227	$(93,959)	$171,144	$417,847

Basic earnings (loss) per share, as reported	$0.23	$(0.26)	$0.49	$1.31

Basic earnings (loss) per share, pro forma	$0.22	$(0.29)	$0.48	$1.29

Diluted earnings (loss) per share, as reported	$0.23	$(0.26)	$0.49	$1.31

Diluted earnings (loss) per share, pro forma	$0.22	$(0.29)	$0.48	$1.28

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – STOCKHOLDERS’ EQUITY AND PER SHARE DATA (Continued)

The estimated grant date fair value of options granted during the three and nine months ended September 30, 2005 were $14.48 and $15.25 per share, respectively, and were computed using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 3.95%; no expected dividend yields; expected volatility of 32.40% and expected life of 6 years.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Land and land improvements	$201,260	$170,056
Building and improvements	1,331,991	1,239,291
Equipment, furniture, fixtures and leasehold improvements	333,632	297,287
Construction in progress	809,299	319,640

	2,676,182	2,026,274
Less: accumulated depreciation and amortization	(338,445)	(270,184)

	$2,337,737	$1,756,090

During the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, the Company capitalized interest expense of $6.4 million, $15.5 million, $0.4 million, and $2.7 million, respectively.

NOTE 4 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Indebtedness of the Company and its Subsidiaries
other than the Macao Subsidiaries:

11% Mortgage Notes	$—	$843,640
Senior Secured Credit Facility – Term B	970,000	665,000
Senior Secured Credit Facility – Term B – delayed	200,000	—
FF&E Credit Facility	10,200	12,000
Interface Mortgage Loan	96,056	99,288
6.375% Senior Notes (net of original issue discount of $2,132)	247,868	—
Phase II Mall Construction Loan	19,500	—

Indebtedness of the Macao Subsidiaries:

Venetian Macao Senior Secured Notes – Tranche A	—	75,000
Venetian Macao Senior Secured Notes – Tranche B	—	45,000
Venetian Intermediate Credit Facility	50,000	50,000

	1,593,624	1,789,928
Less: current maturities	(56,101)	(304,864)

Total long-term debt	$1,537,523	$1,485,064

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – LONG-TERM DEBT (Continued)

2005 Refinancing Transactions

On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of 11.0% mortgage notes due 2010 (the “11% Mortgage Notes”) and on August 20, 2004, Las Vegas Sands Opco and Venetian entered into a $1.0 billion Senior Secured Credit Facility (the “Prior Senior Secured Credit Facility”).

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

On February 22, 2005, Las Vegas Sands Opco and Venetian entered into the Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which amended and restated their $1.0 billion Prior Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a $970.0 million funded term loan (the “Term B Facility”), a $200.0 million Term B Delayed Draw Facility that was fully drawn in August 2005 and a $450.0 million revolving credit facility (the “Revolving Facility”). As of September 30, 2005, no amounts have been drawn under the Revolving Facility. Las Vegas Sands Opco has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Intermediate, to fund construction and development costs of the Macao Casino. These guarantees are supported by $50.0 million of letters of credit that were issued under the Revolving Facility. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $400.0 million as of September 30, 2005.

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

The indebtedness under the Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of the Company’s and Guarantors’ assets, other than capital stock. Borrowings under the term loan facilities and revolving loan facilities bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a spread of 1.75% or 0.75%, respectively, which spreads will decrease by 0.25% if the loans achieve a rating of Ba2 or higher by Moody’s and BB or higher by S&P subject to certain additional conditions. The Senior Secured Credit Facility contains certain covenants and events of default customary for such financings. The average interest rate for the Senior Secured Credit Facility was 5.0% during the nine months ended September 30, 2005.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Construction Litigation

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

The construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (“Bovis”) pursuant to a construction management agreement, as amended. Bovis’ obligations were guaranteed by its corporate parent companies. In 1999, Venetian Casino Resort, LLC filed a complaint against Bovis in the United States District Court for the District of Nevada relating to the construction of the Venetian Casino Resort. In response, Bovis filed a complaint against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada (the “State Court Action”). Commencing in 2000, the construction manager and we engaged in certain arbitration proceedings ordered by the federal court. Pursuant to agreement between the parties, certain claims brought by Bovis relating to infrastructure for the Palazzo, which is currently under construction (the “Lido Claims”), were severed from the State Court Action and were scheduled for trial in January 2006. As noted below, the Lido Claims have been fully resolved.

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

We have purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of the Venetian Casino Resort (the “Insurance Policy”). Under the Insurance Policy, we will self-insure the first $45.0 million of covered losses (excluding defense costs) and the insurer will insure defense costs and other covered losses up to the next $80.0 million. Approximately $29.0 million of the $80.0 million of policy limits has been utilized to date in connection with the litigation, primarily for defense costs. The Insurance Policy provides coverage (subject to certain exceptions) for amounts determined in the construction litigation to be owed to Bovis, and lien claims of, or acquired by, Bovis as well as any defense costs. The principal exclusions from coverage are lien claims of Bovis’ subcontractors directly against us (“Direct Claims”) and Lido Claims. However, up to $36.5 million in Direct Claims and $8.5 million in Lido Claims can be applied to satisfaction of the $45.0 million self-insured retention under the Insurance Policy. Payments we made in connection with the resolution of the Lido Claims satisfied $8.5 million of our self-insured retention. Payments we have made in connection with the resolution of certain Direct Claims have satisfied an additional $5.6 million of our self-insured retention. Our remaining self-insured retention is $30.9 million.

After trial in the State Court Action, the jury awarded Bovis approximately $44.0 million in damages and awarded us approximately $2.0 million in damages. We have filed a notice of appeal to the Nevada Supreme Court.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Notwithstanding the entry of judgment in the State Court Action, we have continued to pursue certain claims in the federal court ordered arbitration proceedings, which we believe may provide a basis for reducing the amount awarded to Bovis in the State Court Action. The complexities of the matter include the magnitude of the remaining open items in the federal arbitration proceedings, which we believe must be considered in any ultimate award between the parties, the magnitude of the Direct Claims, the payment of which we contend should reduce the amount awarded to Bovis in the State Court Action, and the issues raised on appeal. However, following a periodic review of the matter and based upon recent activities in relation to the matter, we estimate that our range of loss in this matter as of the end of the third quarter 2005 is from $30.9 million to approximately $103.9 million, before the benefit of the approximately $51.0 million of the remaining policy limits under the Insurance Policy. The Insurance Policy is available for claims in excess of $30.9 million, subject to certain exceptions and policy limits.

We have recorded a $23.7 million accrual in the third quarter 2005 financial statements which, when added to the prior existing $7.2 million accrual for unpaid construction costs which have not yet been paid pending outcome of the litigation, equals the $30.9 million balance of our self-insured retention under the Insurance Policy.

During the third quarter 2005, we resolved three related litigation matters consisting of the Lido Claims and two Direct Claims. The Company paid $13.5 million to resolve the Lido Claims and $5.6 million to resolve the two Direct Claims.

In connection with the aforementioned aggregate $30.9 million accruals and the $18.1 million aggregate settlement payments, the Company has capitalized $30.1 million of these amounts as building related construction costs and treated $12.7 million of these amounts as interest expense. In addition, the Company recorded $5.3 million of depreciation expense during the quarter associated with the additional capitalized building related construction costs.

The low end of the range assumes that we pay the remaining balance of the self-insured retention under the Insurance Policy and that we incur no liability in excess of that self-insured retention plus the remaining policy limits under the Insurance Policy.

The high end of the range assumes that (i) we lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and that are not already included in the State Court Action; and (ii) we are not permitted to offset against the State Court Action award amounts we pay for Direct Claims consisting of interest and attorneys’ fees, but we are permitted to offset the remaining amounts of the Direct Claims. Substantially all of our attorneys’ fees and costs related to the defense and prosecution of claims arising out of this matter are being paid by the Insurance Policy.

There are three ways the state court judgment may change before it can be executed on by Bovis. First, if we are successful in proving our remaining claims in the federal court ordered arbitrations, the arbitration credit awards, in total, could, in our opinion, offset up to $27.0 million of the verdict. Second, we believe that certain elements of the verdict should be preempted because they are duplicative of items ordered to arbitration by federal court before the state court jury trial began. It is our position that the arbitration awards should be substituted for the portions of the verdict which overlap. In a March 2004 hearing, the state court judge acknowledged that the verdict and the judgment on the verdict will need to be adjusted after the completion of the arbitrations. Third, any amounts of principal and interest which we are obligated to pay to Bovis’ sub-contractors as a result of the Direct Claims for which we do not receive indemnity from Bovis should, in our opinion, be offset against principal and interest awarded in the state court judgment.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

From the summer of 2000 to the present, we actively defended approximately 25 Direct Claims lawsuits in Nevada State Court brought by various Bovis sub-contractors, which brought claims directly against us for monies due the sub-contractors from Bovis as permitted by Nevada lien law, pre- and post-judgment interest on such amounts and related claims. A number of Direct Claim trials ended in judgments in favor of the sub-contractors in the aggregate amounts of approximately $29.0 million including awarded interest, costs and attorneys’ fees. This amount also includes a stipulated judgment amount for a portion of a claim brought by a sub-contractor, the remaining portions of which claim are still to be tried. We are appealing all of these judgments (except the stipulated judgment). We cannot predict the outcomes of our appeals at this time. Our costs of appeal are being paid by the Insurance Policy and payments, if any, we make following the conclusion of the appeals will be credited toward our self-insured retention under the Insurance Policy, along with other payments relating to Direct Claims, up to an aggregate of $36.5 million ($5.6 million of which has already been credited).

Litigation Relating to Macao Casino

The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

In October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands Opco, Sheldon Adelson, and William Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. We intend to defend this matter vigorously. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed an amended complaint. The defendants responded with a motion to dismiss for failure to state a claim upon which relief can be granted. On August 23, 2005, the court postponed ruling on the motion to dismiss and allowed for limited discovery in order to address defendant’s assertion that plaintiffs cannot plead fraud with sufficient particularity. A hearing on the motion to dismiss has been scheduled for January 9, 2006. Other than the motion to dismiss, there is currently no pending activity in the matter. This action is in a preliminary stage and the Company’s legal counsel is currently not able to determine the probability of the outcome of this action.

Shareholder Derivative Litigation

Two shareholder derivative complaints, brought by plaintiffs Lily Walker and James Roberts, Jr., were filed in the District Court, Clark County, Nevada in August 2005 against Las Vegas Sands Corp. (as a nominal defendant) and several of it’s officers and directors, including Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, Robert G. Goldstein, Michael A. Leven, James J. Purcell, Irwin A. Siegel, Bradley H. Stone, and William P. Weidner.  The two actions were consolidated under the lead case, and are now captioned “In re Las Vegas Sands Corp. Shareholder Litigation” Case No. A507820. The consolidated complaint alleges breach of fiduciary duty and unjust enrichment causes of action, including that the compensation paid to certain of the Company’s officers pursuant to their employment and other agreements was excessive, and that the approval of this compensation by certain directors was improper.  The individual defendants filed a motion to dismiss the allegations of the consolidated complaint for failure to state a claim in October 2005, to which the Company filed a joinder.  The Company expects the pending motion to be heard and decided in December 2005 at the earliest.  This action is in a preliminary stage and the Company’s legal counsel is currently not able to determine the probability of the outcome of this action.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 6 – SEGMENT INFORMATION

The Company reviews the results of operations based on the following distinct segments, which are the Venetian Casino Resort on the Las Vegas Strip, the Sands Expo Center in Las Vegas, and the Sands Macao in Macao. The Company’s segments are based on geographic locations (Las Vegas and Macao) or on the type of business (casino resort or convention operations). The Company’s segment information is as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Revenues
Venetian Casino Resort	$182,594	$167,329	$572,859	$576,125
Sands Expo Center	10,493	10,657	42,714	47,617
Sands Macao Casino	244,535	165,650	624,664	225,737

Total net revenues	$437,622	$343,636	1,240,237	$849,479

Adjusted EBITDA(1)
Venetian Casino Resort	$61,270	$56,645	$211,627	$237,903
Sands Expo Center	2,226	(110)	13,716	12,076
Sands Macao Casino	89,911	68,993	238,353	91,904

Total segment adjusted EBITDA	153,407	125,528	463,696	341,883

Other Operating Costs and Expenses
Corporate expense	(9,893)	(118,153)	(27,395)	(123,857)
Depreciation and amortization	(27,722)	(19,346)	(68,784)	(51,729)
Loss on disposal of assets	(522)	(30,635)	(1,527)	(30,635)
Pre-opening expense	(860)	(838)	(1,364)	(17,183)
Development expense	(5,926)	(4,567)	(16,663)	(7,329)
Gain (loss) on sale of Grand Canal Shops	—	(400)	—	417,822

Total operating income (loss)	108,484	(48,411)	347,963	528,972

Other Non-operating Costs and Expenses
Interest expense, net of amounts capitalized	(30,597)	(34,470)	(75,649)	(99,761)
Interest income	8,637	2,184	23,164	3,278
Other income (expenses)	145	—	(1,146)	(9)
Loss on early retirement of debt	—	(5,182)	(137,000)	(6,553)
Benefit (provision) for income taxes	(6,573)	—	16,305	—

Net income (loss)	$80,096	$(85,879)	$173,637	$425,927

(1)	Adjusted EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income or expense, gain (loss) on the sale of Grand Canal Shops, loss on disposal of assets, loss on early retirement of debt and corporate expense. Adjusted EBITDA is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30,
	2005	2004
Capital Expenditures
Venetian Casino Resort	$91,977	$74,968
Expo Center	448	796
Macao Projects	231,135	171,613
Palazzo	258,595	79,611

Total capital expenditures	$582,155	$326,988

	September 30, 2005	December 31, 2004

Total Assets
Las Vegas Sands Corp.	$363,729	$744,927
Venetian Casino Resort	2,025,245	2,065,307
Expo Center	75,830	76,278
Macao Projects	709,573	455,249
Palazzo	518,958	259,717

Total consolidated assets	$3,693,335	$3,601,478

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the Senior Notes. Las Vegas Sands Opco, Venetian, Mall Intermediate, Lido Intermediate, Venetian Venture, Venetian Transport, Venetian Marketing, Venetian Operating and Phase II Subsidiary (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis.

Separate financial statements and other disclosures concerning each of Las Vegas Sands Opco, Venetian and the Guarantor Subsidiaries are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of Las Vegas Sands Corp., the Guarantor Subsidiaries of the Senior Notes, and the non-guarantor subsidiaries on a combined basis as of December 31, 2004 and September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$300,881	$134,099	$154,923	$—	$589,903
Restricted cash and cash equivalents	—	1,208	19,021	—	20,229
Intercompany receivable	5,033	—	3,891	(8,924)	—
Accounts receivable, net	116	50,599	2,916	—	53,631
Notes receivable	70,952	—	—	(70,952)	—
Inventories	—	7,578	1,409	—	8,987
Deferred income taxes	19,348	10,896	(855)	—	29,389
Prepaid expenses	829	5,219	7,953	—	14,001

Total current assets	397,159	209,599	189,258	(79,876)	716,140

Property and equipment, net	38,483	1,654,733	644,521	—	2,337,737
Investment in subsidiaries	1,313,793	385,707	—	(1,699,500)	—
Deferred offering costs, net	1,358	27,718	3,931	—	33,007
Restricted cash and cash equivalents	—	565,706	—	—	565,706
Deferred income taxes	2,635	4,763	1,665	—	9,063
Other assets, net	79	24,311	7,292	—	31,682

	$1,753,507	$2,872,537	$846,667	$(1,779,376)	$3,693,335

Accounts payable	$42	$16,399	$12,216	$—	$28,657
Construction payables	—	45,063	97,377	—	142,440
Construction payables-contested	—	30,886	—	—	30,886
Intercompany payables	—	3,491	5,433	(8,924)	—
Accrued interest payable	1,992	1,234	492	—	3,718
Other accrued liabilities	5,968	100,807	105,601	—	212,376
Notes payable	—	—	70,952	(70,952)	—
Current maturities of long-term debt	—	1,800	54,301	—	56,101

Total current liabilities	8,002	199,680	346,372	(79,876)	474,178

Other long-term liabilities	300	180,664	3,333	—	184,297
Long-term debt	247,868	1,178,400	111,255	—	1,537,523

	256,170	1,558,744	460,960	(79,876)	2,195,998

Stockholders' equity	1,497,337	1,313,793	385,707	(1,699,500)	1,497,337

	$1,753,507	$2,872,537	$846,667	$(1,779,376)	$3,693,335

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$94,320	$240,080	$—	$334,400
Rooms	—	71,760	1,413	—	73,173
Food and beverage	—	21,353	7,792	(349)	28,796
Retail and other	5,637	9,962	11,720	(4,913)	22,406

Total revenues	5,637	197,395	261,005	(5,262)	458,775
Less promotional allowances	(55)	(14,396)	(6,702)	—	(21,153)

Net revenues	5,582	182,999	254,303	(5,262)	437,622

Operating expenses:
Casino	—	41,952	135,948	—	177,900
Rooms	—	19,861	15	—	19,876
Food and beverage	—	13,188	3,678	(159)	16,707
Retail and other	—	7,763	6,367	(350)	13,780
Provision for doubtful accounts	—	2,529	334	—	2,863
General and administrative	—	37,443	16,601	(4,654)	49,390
Corporate expense	10,013	—	(21)	(99)	9,893
Rental expense	—	3,309	390	—	3,699
Pre-opening expense	—	—	860	—	860
Development expense	173	(937)	6,690	—	5,926
Depreciation and amortization	1,524	19,977	6,221	—	27,722
Loss on disposal of assets	—	161	361	—	522

	11,710	145,246	177,444	(5,262)	329,138

Operating income (loss)	(6,128)	37,753	76,859	—	108,484

Other income (expense):
Interest income	3,188	5,216	2,772	(2,539)	8,637
Interest expense, net of amounts capitalized	(1,726)	(25,151)	(6,259)	2,539	(30,597)
Other income (expense)	—	218	(73)	—	145
Gain from equity investment in subsidiaries	82,430	74,908	—	(157,338)	—

Income before income taxes	77,764	92,944	73,299	(157,338)	86,669

Income tax benefit (provision)	2,332	(10,514)	1,609	—	(6,573)

Net income	$80,096	$82,430	$74,908	$(157,338)	$80,096

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$77,679	$162,510	$—	$240,189
Rooms	—	71,541	36	—	71,577
Food and beverage	—	21,192	5,979	(308)	26,863
Retail and other	—	10,077	11,204	(416)	20,865

Total revenues	—	180,489	179,729	(724)	359,494
Less promotional allowances	—	(12,436)	(3,422)	—	(15,858)

Net revenues	—	168,053	176,307	(724)	343,636

Operating expenses:
Casino	—	35,664	80,020	(16)	115,668
Rooms	—	19,688	39	—	19,727
Food and beverage	—	12,545	3,595	(336)	15,804
Retail and other	—	7,079	8,608	(305)	15,382
Provision for doubtful accounts	—	2,869	—	—	2,869
General and administrative	—	30,668	14,372	—	45,040
Corporate expense	—	54,728	63,492	(67)	118,153
Rental expense	—	2,828	790	—	3,618
Pre-opening expense	—	29	809	—	838
Development expense	—	—	4,567	—	4,567
Depreciation and amortization	—	13,736	5,610	—	19,346
Loss on disposal of assets	—	30,635	—	—	30,635
Gain on sale of Grand Canal Shops	—	400	—	—	400

	—	210,869	181,902	(724)	392,047

Operating income	—	(42,816)	(5,595)	—	(48,411)

Other income (expense):
Interest income	—	2,254	1,169	(1,239)	2,184
Interest expense, net of amounts capitalized	—	(30,688)	(5,021)	1,239	(34,470)
Loss on early retirement of debt	—	(5,182)	—	—	(5,182)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	—	(2,526)	2,526	—	—
Gain from equity investment in subsidiaries	(85,879)	(6,921)	—	92,800	—

Net income	$(85,879)	$(85,879)	$(6,921)	$92,800	$(85,879)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$262,787	$612,207	$—	$874,994
Rooms	—	240,170	3,063	—	243,233
Food and beverage	—	86,128	22,882	(2,027)	106,983
Retail and other	12,278	27,974	48,409	(13,447)	75,214

Total revenues	12,278	617,059	686,561	(15,474)	1,300,424
Less promotional allowances	(566)	(41,643)	(17,978)	—	(60,187)

Net revenues	11,712	575,416	668,583	(15,474)	1,240,237

Operating expenses:
Casino	—	121,572	334,827	—	456,399
Rooms	—	61,046	172	—	61,218
Food and beverage	—	44,993	10,813	(255)	55,551
Retail and other	—	21,492	23,012	(2,625)	41,879
Provision for doubtful accounts	—	6,574	457	—	7,031
General and administrative	—	108,766	47,106	(12,495)	143,377
Corporate expense	27,424	—	70	(99)	27,395
Rental expense	—	9,916	1,170	—	11,086
Pre-opening expense	—	504	860	—	1,364
Development expense	320	3,153	13,190	—	16,663
Depreciation and amortization	1,524	46,767	20,493	—	68,784
Loss on disposal of assets	—	1,159	368	—	1,527

	29,268	425,942	452,538	(15,474)	892,274

Operating income (loss)	(17,556)	149,474	216,045	—	347,963

Other income (expense):
Interest income	8,777	13,689	6,822	(6,124)	23,164
Interest expense, net of amounts capitalized	(8,011)	(55,873)	(17,889)	6,124	(75,649)
Other expense	—	(1,002)	(144)	—	(1,146)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Gain from equity investment in subsidiaries	176,689	200,739	—	(377,428)	—

Income before income taxes	159,899	174,193	200,668	(377,428)	157,332

Income tax benefit (provision)	13,738	2,496	71	—	16,305

Net income	$173,637	$176,689	$200,739	$(377,428)	$173,637

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$248,633	$220,153	$—	$468,786
Rooms	—	236,139	35	—	236,174
Food and beverage	—	86,416	8,284	(2,156)	92,544
Retail and other	—	31,454	64,709	(1,809)	94,354

Total revenues	—	602,642	293,181	(3,965)	891,858
Less promotional allowances	—	(38,957)	(3,422)	—	(42,379)

Net revenues	—	563,685	289,759	(3,965)	849,479

Operating expenses:
Casino	—	105,269	109,045	(110)	214,204
Rooms	—	58,404	40	—	58,444
Food and beverage	—	43,347	6,090	(802)	48,635
Retail and other	—	18,791	30,451	(2,585)	46,657
Provision for doubtful accounts	—	9,561	—	—	9,561
General and administrative	—	92,432	29,356	—	121,788
Corporate expense	—	60,281	64,044	(468)	123,857
Rental expense	—	6,533	1,774	—	8,307
Pre-opening expense	—	994	16,189	—	17,183
Development expense	—	(1)	7,330	—	7,329
Depreciation and amortization	—	40,666	11,063	—	51,729
Loss on disposal of assets	—	30,635	—	—	30,635
Gain on sale of Grand Canal Shops	—	(417,822)	—	—	(417,822)

	—	49,090	275,382	(3,965)	320,507

Operating income	—	514,595	14,377	—	528,972

Other income (expense):
Interest income	—	3,162	3,487	(3,371)	3,278
Interest expense, net of amounts capitalized	—	(87,100)	(16,032)	3,371	(99,761)
Other expense	—	—	(9)	—	(9)
Loss on early retirement of debt	—	(5,406)	(1,147)	—	(6,553)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	—	(16,826)	16,826	—	—
Gain from equity investment in subsidiaries	425,927	17,502	—	(443,429)	—

Net income	$425,927	$425,927	$17,502	$(443,429)	$425,927

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by (used in) operating activities	$(79,035)	$168,693	$338,539	$—	$428,197

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(208,775)	314	—	(208,461)
Capital expenditures	—	(318,538)	(263,617)	—	(582,155)
Capital contributions to subsidiaries	(560,549)	(52,369)	—	612,918	—
Dividend from Yona Venetian, LLC	—	40,007	—	(40,007)	—

Net cash used in investing activities	(560,549)	(539,675)	(263,303)	572,911	(790,616)

Cash flows from financing activities:
Transaction cost, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Capital contribution from Las Vegas Sands Corp.	—	558,570	1,979	(560,549)	—
Capital contribution from Las Vegas Sands, LLC	—	—	5,450	(5,450)	—
Capital contribution from Venetian Casino Resort LLC	—	—	46,919	(46,919)	—
Dividend to Las Vegas Sands, Inc.	(40,007)	—	—	40,007	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from senior secured credit facility-term B delayed	—	200,000	—	—	200,000
Proceeds from phase II mall construction loan	—	—	19,500	—	19,500
Repayments on Venetian Macao senior secured notes-tranche A	—	—	(75,000)	—	(75,000)
Repayments on Venetian Macao senior secured notes-tranche B	—	—	(45,000)	—	(45,000)
Repayments on FF&E credit facility	—	(1,800)	—	—	(1,800)
Repayments on Interface mortgage note payable	—	—	(3,232)	—	(3,232)
Repurchase premiums incurred in connection with
refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of debt offering costs	(1,438)	(9,783)	(55)	—	(11,276)
Net change in intercompany accounts	(10,252)	42,759	(32,507)	—	—

Net cash provided by (used in) financing activities	195,538	116,743	(81,946)	(572,911)	(342,576)

Decrease in cash and cash equivalents	(444,046)	(254,239)	(6,710)	—	(704,995)
Cash and cash equivalents at beginning of period	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of period	$300,881	$134,099	$154,923	$—	$589,903

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Note 7 — Condensed Consolidating Financial Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004

	Las Vegas Sands Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$—	$153,612	$145,554	$—	$299,166
Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops,
net of transaction costs	—	649,568	—	—	649,568
Change in restricted cash and cash equivalents	—	(355,116)	122,025	—	(233,091)
Notes receivable from stockholders	—	843	(638)	—	205
Capital expenditures	—	(145,187)	(181,801)	—	(326,988)
Capital contributions to subsidiaries	—	(139,940)	—	139,940	—

Net cash provided by (used in) investing activities	—	10,168	(60,414)	139,940	89,694

Cash flows from financing activities:
Dividends paid to shareholders	—	(112,107)	(12,920)	—	(125,027)
Exercise of stock options	—	8,639	—	—	8,639
Contributions from shareholders	—	—	420	—	420
Capital contribution from Venetian Casino Resort LLC	—	—	139,940	(139,940)	—
Repayments on 11% mortgage notes	—	(6,360)	—	—	(6,360)
Repayments on secured mall facility	—	—	(120,000)	—	(120,000)
Repayments on senior secured credit facility-term A	—	(48,333)	—	—	(48,333)
Repayments on senior secured credit facility-term B	—	(246,250)	—	—	(246,250)
Proceeds from senior secured credit facility-term B	—	665,000	—	—	665,000
Proceeds from Macao revolver	—	—	10,000	—	10,000
Repayments on Macao revolver	—	—	(10,000)	—	(10,000)
Proceeds from Venetian Intermediate credit facility	—	—	10,000	—	10,000
Repayments on FF&E credit facility	—	(1,200)	—	—	(1,200)
Repayments on Interface Nevada note payable	—	—	(127,512)	—	(127,512)
Proceeds from Interface mortgage note payable	—	—	100,000	—	100,000
Repayments on Interface mortgage note payable	—	—	(296)	—	(296)
Payments of debt offering costs	—	(21,505)	(7,031)	—	(28,536)
Net change in intercompany accounts	—	11,668	(11,668)	—	—

Net cash provided by (used in) financing activities	—	249,552	(29,067)	(139,940)	80,545

Increase in cash and cash equivalents	—	413,332	56,073	—	469,405
Cash and cash equivalents at beginning of period	—	102,638	50,155	—	152,793

Cash and cash equivalents at end of period	$—	$515,970	$106,228	$—	$622,198

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

General

We own and operate the Venetian Casino Resort and the Sands Expo Center in Las Vegas, Nevada and the Sands Macao in Macao, China. We are also developing two other casino resorts: the Palazzo Casino Resort, which will be adjacent to and connected with the Venetian Casino Resort, and the Venetian Macao Resort in Macao, China as well as additional projects on the Cotai Strip™ in Macao.

We currently offer hotel, gaming, dining, entertainment, retail, and spa and other amenities at the Venetian Casino Resort, convention and trade show space at the Sands Expo Center in Las Vegas and gaming, dining and VIP suites at the Sands Macao. Approximately 42.7% of our gross revenue at the Venetian Casino Resort in the first nine months of 2005 was derived from gaming and 39.0% was derived from hotel rooms. The percentage of gaming revenue for the Venetian Casino Resort reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. Approximately 95.3% of the Sands Macao’s gross revenue in the first nine months of 2005 was derived from gaming activities with the remainder derived from food and beverage services.

Las Vegas Projects

Our Palazzo Casino Resort is currently under construction and is expected to open during mid-2007. The Palazzo Casino Resort project is expected to cost approximately $1.7 billion (exclusive of land), of which the Phase II Mall is expected to cost approximately $280.0 million. In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in the Palazzo Casino Resort. On August 20, 2004, we entered into the $1.0 billion Prior Senior Secured Credit Facility to, among other things, finance the Palazzo Casino Resort construction costs. On February 22, 2005, we entered into the Senior Secured Credit Facility, which amended the Prior Senior Secured Credit Facility and increased the size of the facility to $1.6 billion. In addition, on September 30, 2004, we entered into a $250.0 million Phase II Mall Construction Loan to fund a portion of the Phase II Mall construction costs. See “—Aggregate Indebtedness and Contractual Obligations.” We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility, $200.0 million from the Term B Delayed Draw Facility, $239.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under our Revolving Facility and operating cash flow to fund the development and construction costs for the Palazzo Casino Resort (including the Phase II Mall) and to pay related fees and expenses.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Macao Projects

We are building the Venetian Macao Resort, an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under our gaming subconcession in Macao, we are obligated to develop and open the Venetian Macao Resort by June 2006 and a convention center by December 2006. We are also obligated to invest at least 4.4 billion Patacas (approximately $527.6 million at exchange rates in effect on September 30, 2005) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Venetian Macao Resort will satisfy these investment obligations, but we will need to extend the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in mid-2007. We have recently requested the extension from the Macao authorities. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities development under our Macao gaming concession and our investment to date in the Venetian Macao Resort could be lost. In addition, we broke ground in October 2005 on an expansion of the Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 65.0%. Construction of the Venetian Macao Resort is progressing according to plan and we have decided to build out all 3,000 rooms in the initial phase, instead of the previously announced 1,500 rooms. We also plan to build a 400 room luxury hotel under the Four Seasons brand, which will also include approximately 600 serviced apartment units and over 100,000 square feet of retail space. We are also master planning two additional 3,000 room hotels, to be built in multiple phases, with serviced apartments and a combined 450,000 square feet of retail space across the Cotai Strip™ from the Venetian Macao Resort. We will own these properties and operate them under the Shangri-La and Traders brands as well as other internationally recognized third party hotel brands. We expect to make land premium payments relating to the Venetian Macao Resort and other Macao properties under development in amounts to be determined. We currently estimate that the cost for the Venetian Macao Resort will be approximately $2.0 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of the other Cotai Strip™ developments; however we will need to arrange additional debt financing to finance those costs as well.

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

We are party to three Tenant Lease Termination and Asset Purchase Agreements. As of September 30, 2005, the total remaining payment obligations under these arrangements was $12.1 million.

In connection with sale of The Grand Canal Shops (the “Mall Sale”), we entered into an agreement with General Growth Properties (the “Mall Purchaser”) to construct and sell the Phase II Mall. The purchase price that the Mall Purchaser has agreed to pay for the Phase II Mall is the greater of (i) $250.0 million and (ii) the Phase II Mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% up to $38.0 million of net operating income and 8.0% above $38.0 million.

LAS VEGA SANDS CORP.

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

We have been selected by the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to master plan a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip™.

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

We maintain an allowance, or reserve, for doubtful accounts at our operating casino resorts, the Venetian Casino Resort and the Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts, while specific write-offs decrease the allowance for doubtful accounts. We regularly evaluate the allowance for doubtful accounts. At the Venetian Casino Resort where credit or marker play is significant we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customers financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At the Sands Macao where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly during 2005 because the Sands Macao table games play is primarily cash play, while the Venetian Casino Resort credit table games play represents approximately 59% of total table games play. Our estimate of the provision for doubtful accounts was $2.9 million, $7.0 million, $2.9 million and $9.6 million for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, respectively.

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

We are subject to various claims and legal actions, including lawsuits with our construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Venetian Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established a $30.9 million accrual for final resolution in connection with the construction litigation. Management estimates the accruals for other claims and legal actions based upon historical experience and includes such accruals in the other accrued liability category in our consolidated balance sheet.

At September 30, 2005, we had net property and equipment of $2.338 billion, representing 63.3% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This statement requires compensation costs related to share based payment transactions to be recognized in financial statements. The provisions of this statement are effective as of the first annual reporting period that begins after June 15, 2005. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We currently expect to adopt this standard on January 1, 2006 and we expect to expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we expect to recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future consolidated financial statements.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30, (dollars in thousands)			Nine Months Ended September 30, (dollars in thousands)

	2005	2004	Percent Change	2005	2004	Percent Change
Net revenues	$437,622	$343,636	27.4%	$1,240,237	$849,479	46.0%
Operating income (loss)	108,484	(48,411)	324.1%	347,963	528,972	-34.2%
General and administrative expenses	49,390	45,040	9.7%	143,377	121,788	17.7%
Corporate expense	9,893	118,153	-91.6%	27,395	123,857	-77.9%
Net income (loss)	80,096	(85,879)	193.3%	173,637	425,927	-59.2%

	Percent of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating income (loss)	24.8%	-14.1%	28.1%	62.3%
General and administrative expenses	11.3%	13.1%	11.6%	14.3%
Corporate expense	2.3%	34.4%	2.2%	14.6%
Net income (loss)	18.3%	-25.0%	14.0%	50.1%

Operating Results

Key operating revenue measurements

The Venetian Casino Resort’s operating revenue is dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not expected to be material for the Sands Macao. Sands Macao visitors arrive by ferry, automobile, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao.

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

Casino revenue measurements for Macao: We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: 1) Rolling Chip play (all VIP play) and 2) Non-Rolling Chip play, (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent because Rolling Chip volume is a measure of amounts wagered versus dropped, Rolling Chip volume is substantially higher than drop. Slot handle at the Sands Macao is the gross amount wagered or coin placed into slot machines in aggregate for the period cited.

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

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
	(in thousands, except for percentages)

	2005	2004	Percent Change
Net Revenues
Casino	$334,400	$240,189	39.2%
Rooms	73,173	71,577	2.2%
Food and beverage	28,796	26,863	7.2%
Retail and other	22,406	20,865	7.4%

	458,775	359,494	27.6%
Less - promotional allowances	(21,153)	(15,858)	-33.4%

Total net revenues	$437,622	$343,636	27.4%

Consolidated net revenues were $437.6 million for the three months ended September 30, 2005, an increase of $94.0 million compared to $343.6 million for the three months ended September 30, 2004. The increase in net revenues was due to an increase of casino revenue of $94.2 million.

Casino revenues were $334.4 million for the three months ended September 30, 2005, an increase of $94.2 million compared to $240.2 million for the three months ended September 30, 2004. The table games win percentage of 23.9% at the Venetian Casino Resort was above the statistically expected range during the three months ended September 30, 2005, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered. The increase in casino revenue was primarily the result of increased volumes at both Venetian Casino Resort and the Sands Macao and higher than expected win percentage at the Venetian Casino Resort.

The Venetian Casino Resort maintained an average daily room rate of $203 for the three months ended September 30, 2005 as compared to $201 for the three months ended September 30, 2004. The Venetian Casino Resort generated revenue per available room of $195 for the three months ended September 30, 2005 and 2004. Because not all available rooms are occupied, average daily room rates are higher than revenue per available room.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Room revenues for the three months ended September 30, 2005 were $73.2 million, representing an increase of $1.6 million as compared to $71.6 million for the three months ended September 30, 2004. Food and beverage revenues were $28.8 million for the three months ended September 30, 2005, representing an increase of $1.9 million compared to $26.9 million for the three months ended September 30, 2004. The increases were primarily attributable to an increase in business volumes at the Sands Macao.

Retail and other revenues were $22.4 million for the three months ended September 30, 2005, representing an increase of $1.5 million compared to $20.9 million for the three months ended September 30, 2004. The increase was due to an increase in retail and other revenue at the Sands Macao.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30, (in thousands, except for percentages)

	2005	2004	Percent Change
Operating Expenses
Casino	$177,900	$115,668	53.8%
Rooms	19,876	19,727	0.8%
Food and beverage	16,707	15,804	5.7%
Retail and other	13,780	15,382	-10.4%
Provision for doubtful accounts	2,863	2,869	-0.2%
General and administrative	49,390	45,040	9.7%
Corporate	9,893	118,153	-91.6%
Rental expense	3,699	3,618	2.2%
Pre-opening expense	860	838	2.6%
Development expense	5,926	4,567	29.8%
Loss on disposal of assets	522	30,635	-98.3%
Depreciation and amortization	27,722	19,346	43.3%
Loss on sale of Grand Canal Shops	—	400	—

Total operating expenses	$329,138	$392,047	-16.0%

Operating expenses were $329.1 million for the three months ended September 30, 2005, compared to $392.0 million for the three months ended September 30, 2004. The decrease in operating expenses was primarily attributable to the decrease in corporate expense of $108.3 million, related to incentive payments paid to certain of our executives in July 2004 from the Phase II Mall Subsidiary and stock-based compensation expense resulting from stock options granted during July 2004. This decrease was partially offset by an increase in operating expenses related to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao in May 2004.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Casino department expenses increased $62.2 million primarily as a result of increased volume of casino activity at the Sands Macao and increased volume at the Venetian Casino Resort. Of the $62.2 million increase in casino expenses, $40.2 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax; casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao.

The provision for doubtful accounts was $2.9 million for the three months ended September 30, 2005, compared to $2.9 million for the three months ended September 30, 2004. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

Pre-opening and development expenses were $0.9 million and $5.9 million, respectively, for the three months ended September 30, 2005, compared to $0.8 million and $4.6 million, respectively, for the three months ended September 30, 2004. The increase in development expenses was primarily due to our activities in Macao, the United Kingdom, Singapore and Pennsylvania.

Corporate expense for the three months ended September 30, 2005 was $9.9 million as compared to $118.2 million for the quarter ended September 30, 2004. The decrease was the result of incentive payments paid to certain of our executives in July 2004 from the Phase II Mall Subsidiary and stock-based compensation expense resulting from stock options granted during July 2004, neither of which recurred during the three months ended September 30, 2005.

Depreciation and amortization expense for the three months ended September 30, 2005 was $27.7 million as compared to $19.3 million for the three months ended September 30, 2004. The increase was primarily due to the recording of $5.3 million of cumulative depreciation expense related to litigation settlements and a litigation reserve recorded during the three months ended September 30, 2005.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	(in thousands, except percentages)

	2005	2004
Interest cost	$ 37,004	$ 34,825
Less: Capitalized interest	(6,407)	(355)

Interest expense, net	$ 30,597	$ 34,470

Cash paid for interest, net of amounts capitalized	$ 29,141	$ 8,229
Average total debt balance	$ 1,417,226	$ 1,597,085
Weighted average interest rate	4.7%	6.9%

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense, net of amounts capitalized, was $30.6 million for the three months ended September 30, 2005, compared to $34.5 million for the three months ended September 30, 2004. Of the net interest expense incurred for the three months ended September 30, 2005, $15.8 million was related to the Venetian Casino Resort, $12.7 million was related to litigation settlements and a litigation reserve and $2.1 million was related to the Sands Expo Center. The decrease in interest expense was attributable to the redemption of the 11% Mortgage Notes during the first quarter of 2005 and the redemption of the Venetian Macao Senior Secured Notes during the second quarter of 2005. These were partially offset by increases in net interest expense related to the entry into the Senior Secured Credit Facility and the issuance of the 6.375% Senior Notes. The decrease in net interest expense was also due to the capitalization of $6.4 million of interest during the third quarter of 2005 compared to $0.4 million of capitalized interest in the third quarter of 2004. The decrease in interest expense was partially offset by interest related to litigation settlements and a litigation reserve.

Interest income for the three months ended September 30, 2005 was $8.6 million compared to $2.2 million for the three months ended September 30, 2004. The increase was due to the increase in invested cash balances. The loss on disposal of assets for the three months ended September 30, 2005 was $0.5 million as compared to $30.6 million for the three months ended September 30, 2004. The loss on disposal of assets of $30.6 million in 2004 resulted from the demolition of space to accommodate the construction of a show room and the renovation of 48 suites at the Venetian Casino Resort.

Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
	(in thousands, except for percentages)

	2005	2004	Percent Change
Net Revenues
Casino	$ 874,994	$ 468,786	86.7%
Rooms	243,233	236,174	3.0%
Food and beverage	106,983	92,544	15.6%
Retail and other (1)	75,214	94,354	-20.3%

	1,300,424	891,858	45.8%
Less - promotional allowances	(60,187)	(42,379)	-42.0%

Total net revenues	$ 1,240,237	$ 849,479	46.0%

(1)	The Grand Canal Shops mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated net revenues were $1.240 billion for the nine months ended September 30, 2005, an increase of $390.5 million compared to $849.5 million for the nine months ended September 30, 2004. The increase in net revenues was due to an increase of casino revenue of $406.2 million, primarily due to the opening of the Sands Macao.

The increase in net revenues was partially offset by a decrease in retail and other revenue of $19.1 million primarily as a result of the sale of The Grand Canal Shops and the lease of certain other retail and restaurant venues on May 17, 2004.

Casino revenues were $875.0 million for the nine months ended September 30, 2005, an increase of $406.2 million compared to $468.8 million for the nine months ended September 30, 2004. The increase was attributable to the opening of the Sands Macao on May 18, 2004. The table games win of 22.3% was above the statistically expected range during the nine months ended September 30, 2005, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

The Venetian Casino Resort maintained an average daily room rate of $225 for the nine months ended September 30, 2005 as compared to $219 for the nine months ended September 30, 2004. The Venetian Casino Resort generated revenue per available room of $220 for the nine months ended September 30, 2005 as compared to $215 for the nine months ended September 30, 2004.

Room revenues for the nine months ended September 30, 2005 were $243.2 million, representing an increase of $7.0 million as compared to $236.2 million for the nine months ended September 30, 2004. The increase was attributable to the increased average daily room rate at the Venetian Casino Resort, partially offset by a decline in occupancy. Food and beverage revenues were $107.0 million for the nine months ended September 30, 2005, representing an increase of $14.5 million compared to $92.5 million for the nine months ended September 30, 2004. The increase was primarily attributable to increased business volumes at the Sands Macao.

Retail and other revenues were $75.2 million for the nine months ended September 30, 2005, a decrease of $19.2 million compared to $94.4 million for the nine months ended September 30, 2004. The decrease was primarily due to the sale of The Grand Canal Shops and the lease of retail outlets in the Venetian Casino Resort.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	(in thousands, except for percentages)

	2005	2004	Percent Change
Operating Expenses
Casino	$456,399	$214,204	113.1%
Rooms	61,218	58,444	4.7%
Food and beverage	55,551	48,635	14.2%
Retail and other (1)	41,879	46,657	-10.2%
Provision for doubtful accounts	7,031	9,561	-26.5%
General and administrative	143,377	121,788	17.7%
Corporate	27,395	123,857	-77.9%
Rental expense	11,086	8,307	33.5%
Pre-opening expense	1,364	17,183	-92.1%
Development expense	16,663	7,329	127.4%
Loss on disposal of assets	1,527	30,635	-95.0%
Depreciation and amortization	68,784	51,729	33.0%
Gain on sale of Grand Canal Shops	—	(417,822)	—

Total operating expenses	$892,274	$320,507	178.4%

(1)	The Grand Canal Shops mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Operating expenses were $892.3 million for the nine months ended September 30, 2005, compared to $320.5 million for the nine months ended September 30, 2004. Excluding the gain on the sale of The Grand Canal Shops, total operating expenses for the nine months ended September 30, 2004 were $738.3 million. The increase in operating expenses was primarily attributable to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao. This increase was partially offset by the decrease in corporate expense of $96.5 million, related to incentive payments paid to certain of our executives in July 2004 from the Phase II Mall Subsidiary and stock-based compensation expense resulting from stock options granted during July 2004.

Casino department expenses increased $242.2 million primarily as a result of the additional casino expenses related to the opening of the Sands Macao in May 2004 and a full nine months of expenses from that property during the 2005 period and increased slot machine and table games volume at the Venetian Casino Resort. Of the $242.2 million increase in casino expenses, $177.1 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax; casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $6.9 million and general and administrative costs increased $21.6 million primarily as the result of the opening of the Sands Macao.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for doubtful accounts was $7.0 million for the nine months ended September 30, 2005, compared to $9.6 million for the nine months ended September 30, 2004. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

Pre-opening and development expenses were $1.4 million and $16.7 million, respectively, for the nine months ended September 30, 2005, compared to $17.2 million and $7.3 million, respectively, for the nine months ended September 30, 2004. The decrease in pre-opening expenses was primarily a result of $15.4 million of pre-opening expenses in Macao during the first two quarters of 2004. The increase in development expenses was related to our activities in Macao, the United Kingdom Singapore and Pennsylvania.

Corporate expense for the nine months ended September 30, 2005 was $27.4 million as compared to $123.9 million for the nine months ended September 30, 2004. The decrease was primarily the result of $111.4 million of expenses related to incentive payments paid to certain of our executives in July 2004 from the Phase II Mall Subsidiary and stock-based compensation expense resulting from stock options granted during July 2004, partially offset by a $5.0 million charitable contribution to the Solomon R. Guggenheim Museum during the first quarter of 2005 and the addition of corporate staff in the 2005 period, including the reassignment of some employees from Venetian to the Company.

Depreciation and amortization expense for the nine months ended September 30, 2005 was $68.8 million as compared to $51.7 million for the nine months ended September 30, 2004. The increase was primarily the result of placing into service the Sands Macao during the second quarter of 2004 and a full nine months of depreciation expense from that property during the 2005 period. In addition, there was $5.3 million of cumulative depreciation expense related to litigation settlements and a litigation reserve recorded during the three months ended September 30, 2005.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	(in thousands, except percentages)

	2005	2004
Interest cost	$91,193	$102,499
Less: Capitalized interest	(15,544)	(2,738)

Interest expense, net	$75,649	$99,761

Cash paid for interest, net of amounts capitalized	$80,635	$71,445
Average total debt balance	$1,514,497	$1,762,237
Weighted average interest rate	5.1%	7.5%

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense, net of amounts capitalized, was $75.6 million for the nine months ended September 30, 2005, compared to $99.8 million for the nine months ended September 30, 2004. Of the net interest expense incurred for the nine months ended September 30, 2005, $54.1 million was related to the Venetian Casino Resort, $3.0 million was related to the Sands Macao, $12.7 million was related to litigation settlements and a litigation reserve and $5.8 million was related to the Sands Expo Center. The decrease in interest expense was attributable to the redemption of the 11% Mortgage Notes and the redemption of the Venetian Macao Senior Secured Notes during the quarter ended June 30, 2005. These were partially offset by increases related to the entry into the Senior Secured Credit Facility and the issuance of the 6.375% Senior Notes. The decrease was also due to the capitalization of $15.5 million of interest during the nine months ended September 30, 2005, compared to $2.7 million of capitalized interest during the nine months ended September 30, 2004. The decrease in interest expense was partially offset by interest related to litigation settlements and a litigation reserve.

Interest income for the nine months ended September 30, 2005 was $23.2 million compared to $3.3 million for the nine months ended September 30, 2004. The increase was due to the increase in invested cash balances. The loss on disposal of assets for the nine months ended September 30, 2005 was $1.5 million as compared to $30.6 million for the nine months ended September 30, 2004. The loss on disposal of assets of $30.6 million in 2004 resulted from the demolition of space to accommodate the construction of a show room and the renovation of 48 suites at the Venetian Casino Resort.

Other Factor Affecting Earnings

Loss on early retirement of debt of $137.0 million during the nine months ended September 30, 2005 was the result of the redemption of the 11% Mortgage Notes and the Venetian Macao Senior Secured Notes.

The effective tax rates for both periods are lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Nine Months Ended September 30,
	(in thousands)

	2005	2004
Net cash provided by operations	$428,197	$299,166

Investing cash flows:
Proceeds from sale of Grand Canal Shops, net of transaction costs	—	649,568
Capital expenditures	(582,155)	(326,988)
Change in restricted cash and cash equivalents	(208,461)	(233,091)
Decrease in receivable from stockholders	—	205

Net cash provided by (used in) investing activities	(790,616)	89,694

Financing cash flows:
Dividends paid to stockholders	(21,052)	(125,027)
Repayments of long-term debt	(968,672)	(559,951)
Issuance of long-term debt	772,222	785,000
Other	(125,074)	(19,477)

Net cash provided by (used in) financing activities	(342,576)	80,545

Net increase (decrease) in cash and cash equivalents	$(704,995)	$469,405

Cash Flows –Operating Activities

At the Venetian Casino Resort, slot machine and retail hotel rooms businesses are generally conducted on a cash basis, table games and group hotel businesses are conducted both on a cash and credit basis and banquet business is conducted primarily on a credit basis, which results in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. As of September 30, 2005 and December 31, 2004, we held unrestricted cash and cash equivalents of $589.9 million and $1.3 billion, respectively. Net cash provided by operating activities for the first nine months of 2005 was $428.2 million, compared to $299.2 million for the first nine months of 2004. Factors contributing to the increase in cash flow provided by operating activities primarily consisted of the increase in gaming revenues due to the opening of Sands Macao.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

Capital expenditures during the first nine months of 2005 were $582.2 million, of which $231.1 million was attributable to the Macao projects, primarily the Venetian Macao Resort, and $258.6 million was attributable to the Palazzo Casino Resort, with the balance incurred for capital expenditures at the Venetian Casino Resort and the Sands Expo Center. We have commenced construction work for the Palazzo Casino Resort. We currently estimate that construction will be completed in mid-2007 and that the cost to develop and construct the Palazzo Casino Resort will be approximately $1.7 billion (exclusive of land), of which the Phase II Mall is expected to cost approximately $280.0 million. On February 22, 2005, we entered into the $1.620 billion Senior Secured Credit Facility and on September 30, 2004, we entered into a $250.0 million construction loan to, among other things, finance the construction costs of the Palazzo Casino Resort and the Phase II Mall. As of September 30, 2005, we had incurred approximately $431.3 million in design, development and construction costs for the Palazzo Casino Resort. We currently estimate that the cost for the Venetian Macao Resort will be approximately $2.0 billion (exclusive of land) and we have incurred approximately $290.0 million on this project and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of the other Cotai Strip™ developments; however we will need to arrange additional debt financing to finance those costs as well. We will need an extension from the Macao government of the June 2006 construction deadline for the Venetian Macao Resort, which we currently expect to open in mid-2007. We have recently requested the extension from the Macao authorities. Unless we obtain an extension, we will lose our right to continue to operate the Sands Macao or any other facilities development under our Macao gaming concession and our investment to date in the Venetian Macao Resort could be lost.

We held restricted cash balances of $585.9 million as of September 30, 2005. Of this amount, $565.7 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the lenders of the Senior Secured Credit Facility until required for the Palazzo Casino Resort project costs under the disbursement terms of the Senior Secured Credit Facility. In addition, $19.0 million was held by an agent for the Interface Mortgage Loan for various reserves.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Aggregate Indebtedness and Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of September 30, 2005:

	Payments due by Period Ending September 30,
	( in thousands)

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-Term Debt Obligations
Senior Secured Credit Facility – Term B(1)	$—	$9,700	$19,400	$940,900	$970,000
Senior Secured Credit Facility – Term B Delayed(1)	—	2,000	4,000	194,000	200,000
FF&E Credit Facility(2)	1,800	8,400	—	—	10,200
Phase II Mall Construction Loan(3)	—	19,500	—	—	19,500
Venetian Intermediate Credit Facility(4)	50,000	—	—	—	50,000
Interface mortgage loan(5)	4,301	9,140	82,615	—	96,056
6.375% Senior Notes(6)	—	—	—	250,000	250,000
Fixed interest payments	15,938	31,876	31,876	69,776	149,466
Variable interest payments(7)	70,354	136,438	125,555	43,649	375,996

Contractual Obligations
HVAC Provider fixed payments(8)	6,828	13,656	5,121	—	25,605
Former Tenants(9)	650	1,300	1,300	8,802	12,052
Employment Agreements(10)	4,465	8,805	4,582	—	17,852
Macao subsidiary land lease(11)	2,980	7,529	323	2,749	13,581
Mall Leases(12)	7,660	15,320	15,320	148,815	187,115
Macao Fixed Gaming Tax(13)	9,100	18,200	18,200	97,825	143,325
Macao Subsidiary Operating Leases	1,050	1,630	—	—	2,680

Total	$175,126	$283,494	$308,292	$1,756,516	$2,523,428

(1)	The Senior Secured Credit Facility consists of a $970.0 million single draw term B loan facility, a $200.0 million delayed draw facility that was fully drawn on August 19, 2005 and a $450.0 million revolving credit facility. At September 30, 2005, the amounts borrowed under this facility were $1,170.0 billion under the Term B Facility. The Term B Facility will mature on June 15, 2011 and is subject to quarterly amortization payments commencing in the first quarter after substantial completion of the Palazzo Casino Resort. In addition, $50.0 million of letters of credit were outstanding as of September 30, 2005, which reduces the amount available for borrowing under the Revolving Facility by $50.0 million.
(2)	The FF&E credit facility will mature on July 1, 2008 and is subject to quarterly amortization payments.
(3)	The Phase II Mall Construction Loan commitment is $250.0 million and is due March 30, 2008.
(4)	The Venetian Intermediate Credit Facility will mature on March 27, 2006, with no amortization.
(5)	Principal payments will increase should Interface Group-Nevada achieve certain cash flow levels as defined in the loan agreement. The Interface mortgage loan will mature on February 10, 2009 if renewal options are exercised with monthly amortization payments.
(6)	The 6.375% Senior Notes are due on February 15, 2015.
(7)	Based on September 30, 2005 LIBOR rates of 3.86% plus the applicable interest rate spread in accordance with the respective debt agreements.
(8)	We are party to a services agreement with a third party for HVAC services for the Venetian Casino Resort. The total remaining payment obligation under this arrangement was $25.6 million as of September 30, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, the Mall Purchaser assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(9)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $12.1 million as of September 30, 2005. Under the agreement for The Grand Canal Shops mall sale, the Company is obligated to fulfill the lease termination and asset purchase agreements.
(10)	We are party to employment agreements with six of our senior executives, with terms of three to five years.
(11)	Venetian Macao is party to a long-term land lease of 25 years relating to the Sands Macao. The total remaining payment obligation under this lease is $13.6 million as of September 30, 2005.
(12)	We are party to certain leaseback agreements for the showroom, gondola and certain office space related to The Grand Canal Shops mall sale. The total remaining payments due as of September 30, 2005 is $187.1 million.
(13)	In addition to the 39.0% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual fixed gaming tax of $9.1 million per year to the government of Macao through the termination of the gaming concession.

In addition, under the terms of our subconcession agreement, we are obligated to make investments of at least 4.4 billion Patacas (approximately $527.6 million at exchange rates in effect on September 30, 2005) in various development projects in Macao by June 2006. As of September 30, 2005, we had made investments of approximately 4.037 billion Patacas (approximately $484.1 million at exchange rates in effect on September 30, 2005). We expect to make land premium payments relating to the Venetian Macao Resort and other Macao properties under development in amounts to be determined.

Pursuant to a contribution agreement with Bethworks Now, LLC for a Bethlehem, Pennsylvania development, the Company (a) has expended approximately $5.6 million, a portion of which was paid to Bethworks to reimburse Bethworks for property-related expenses, (b) is required to fund all operating expenses of the property, which are expected to be approximately $1.0 million per year and (c) is required to make an additional $2.0 million payment to Bethworks when and if a gaming license for the Bethlehem property is obtained.

Off-Balance Sheet Arrangements

During 1997, we entered into operating lease arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payments obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements were $25.6 million as of September 30, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services.

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital and Liquidity

We expect to fund our operations, capital expenditures (other than the Sands Macao expansion construction, the Palazzo Casino Resort, the Venetian Macao Resort other Cotai Strip™ developments and related Cotai Strip™ infrastructure development and construction costs) and debt service requirements from existing cash balances, operating cash flow, borrowings under the Company’s Revolving Facility and additional borrowings expected to be incurred by our Macao subsidiaries. We have a $450.0 million Revolving Facility for working capital needs, of which $400.0 million was available, as of September 30, 2005.

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

LAS VEGAS SANDS CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Litigation Contingencies and Available Resources

We are subject to various claims and legal actions, including lawsuits with our construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Venetian Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established a $30.9 million accrual for final resolution in connection with the construction litigation. We are also involved in other litigation including, without limitation, with Richard Suen and Round Square Company Limited. If we are required to pay any of the construction manager’s verdict or contested construction costs that are not covered by our Insurance Policy, including the sub-contractor awards, under the Bovis matter, or pay any amounts under any of our other litigation, we may use cash from the following sources to fund such costs:

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

Restrictions on Distributions

We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. The debt instruments of Las Vegas Sands Opco contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands Opco. In particular, the Senior Secured Credit Facility prohibits Las Vegas Sands Opco from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands Opco may distribute to us up to $25.0 million or $50.0 million in dividend payments in a twelve-month period after the substantial completion of the Palazzo Casino Resort, depending on whether certain financial tests are met.

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

LAS VEGAS SANDS CORP.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended September 30:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value(1)
	(in millions)

LIABILITIES
Short-term debt
Variable rate	$56.1	$—	$—	$—	$—	$—	$56.1	$56.1
Average interest rate (2)	5.2%	—	—	—	—	—	5.2%	5.2%
Long-term debt
Fixed rate	—	—	—	—	—	250.0	250.0	241.9
Average interest rate (2)	—	—	—	—	—	6.4%	6.4%	6.4%
Variable rate	—	6.8	41.9	94.5	11.7	1,134.8	1,289.7	1,289.7
Average interest rate (2)	—	5.3%	5.3%	5.1%	5.3%	5.0%	5.2%	5.2%
Cap agreements (3)	—	—	—	—	—	0.8	0.8	0.8
Average interest rate	—	—	—	—	—	—	—	—

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.
2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.
3.	As of September 30, 2005, we have three interest rate cap agreement with a fair value of $0.8 million based on a quoted market value from the institution holding the agreement.

Borrowings under the Senior Secured Credit Facility bear interest at our election at either LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million Phase II Mall construction loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum.

Foreign currency translation gains and losses were not material to our results of operations for the three months ended September 30, 2005, but may be in future periods in relation to activity associated with our Macao subsidiaries.

We do not hedge our exposure to foreign currency.

See also “— Capital and Liquidity” and “Note 4 – Long-Term Debt” to our Consolidated Financial Statements.

LAS VEGAS SANDS CORP.

ITEM 4 – CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures of the Company as of September 30, 2005 and have concluded that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAS VEGAS SANDS CORP.

Part II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations and the construction of the Venetian Casino Resort and certain other matters. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and “Part I — Item 1 – Notes to Condensed Consolidated Financial Statements – Note 5 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

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

During the first quarter of 2005, we used $327.3 million of the net proceeds from our initial public offering to redeem approximately $291.1 million in principal amount of the 11% Mortgage Notes issued by Las Vegas Sands Opco and Venetian and to pay $36.2 million in related premiums and accrued interest and expenses. During the second quarter of 2005 we used $70.0 million of the net proceeds to redeem the Venetian Macao Senior Secured Notes. None of the amounts paid to redeem the 11% Mortgage Notes or the Venetian Macao Senior Notes were paid to Related Parties. We consider the repurchase of the 11% Mortgage Notes and the Venetian Macao Senior Secured Notes, to be a general corporate purpose. In addition, during the first nine months of 2005, we used approximately $8.8 million (net of interest income) of the net proceeds for general corporate purposes.

LAS VEGAS SANDS CORP.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

Agreements with Affiliate

On November 9, 2005, LVSC and Interface Operations LLC (“Interface”) entered into an Aircraft Interchange Agreement, effective as of January 1, 2005. Under the agreement, each party may make its aircraft and a flight crew available to the other party, on an as-available basis, in exchange for equal flight time on the other party’s aircraft, together with a charge determined as set forth in the agreement to reflect the differential cost of owning, operating and maintaining the respective aircraft. The agreement has a one year term and provides for to automatic renewal unless terminated by either party.

On November 9, 2005, Las Vegas Sands Corp. and Interface, entered into an Aircraft Time Sharing Agreement, effective as of January 1, 2005. Under the agreement, Interface agreed to provide LVSC with transportation services on a non-exclusive basis using Interface’s aircraft. LVSC agreed to pay Interface the various fees and taxes described in the agreement relating to LVSC’s use of the aircraft. The agreement has a one year term and provides for to automatic renewal unless terminated by either party.

Interface is controlled by Sheldon G. Adelson, the chairman of the board of directors, chief executive officer and majority shareholder of LVSC.

ITEM 6 – EXHIBITS

Exhibit	No. Description of Document

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of September 16, 2005, among Las Vegas Sands, LLC, Venetian Casino Resort, LLC and the lenders party thereto.

10.2	Aircraft Interchange Agreement, made and entered into as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp.

10.3	Aircraft Time Sharing Agreement, made and entered into as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

10-Q Form 3rd Quarter, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

November 14, 2005	By:	/s/ Sheldon G. Adelson
————————————————
Sheldon G. Adelson
Chief Executive Officer
Chairman of the Board an

November 14, 2005	By:	/s/ Scott Henry
————————————————
Scott Henry
Senior Vice President
Chief Financial Officer