Form 10-K
period 2005-12-31
LAS VEGAS SANDS CORP
filed 2006-03-02
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission File Number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada (Address of principal offices)	89109 (Zip Code)
Registrant’s telephone number, including Area Code:
(702) 414-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($0.001 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer  ☐          Non-accelerated filer  ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of the June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,139,311,388 based on the closing sale price as reported on the New York Stock Exchange.
      The Company had 354,303,160 shares of common stock outstanding as of February 24, 2006.

Las Vegas Sands Corp.

ii

PART I

ITEM 1. —	BUSINESS
Overview
      Las Vegas Sands Corp. and its subsidiaries (“we” or the “Company”) own and operate The Venetian Resort Hotel Casino (also referred to as “The Venetian”) and The Sands Expo and Convention Center (also referred to as “The Sands Expo Center”) in Las Vegas, Nevada, and The Sands Macao Casino (also referred to as “The Sands Macao”) in Macao, China. We are also in the process of developing additional casino resorts and properties in Las Vegas and Macao, including The Palazzo Resort Hotel Casino (also referred to as The Palazzo), which will be adjacent to and connected with The Venetian, The Venetian Macao Resort Hotel Casino and other casino resort properties on the Cotai Strip™ in Macao. We are seeking gaming licenses to develop gaming properties in Singapore, Pennsylvania and the United Kingdom. We also are exploring other gaming entertainment opportunities in Asia, Europe and the United States.

Our Las Vegas Properties
      The Venetian is one of the largest and most luxurious casino resorts in the world. It is a Renaissance Venice-themed casino resort situated at one of the premier locations on the Las Vegas Strip, across from the Mirage and the Treasure Island Hotel and Casino and next to the Wynn Las Vegas Resort. Since its opening, The Venetian has been a “must-see” destination that provides visitors with first-class accommodations, gaming, entertainment, dining and meeting facilities, and shopping at the first all-suites hotel on the Las Vegas Strip. The Venetian had an average occupancy rate of 97.3% and an average daily room rate of $225 in 2005.
      The Venetian opened in May 1999 with 3,014 suites. The Venezia tower, a 1,013 hotel suite expansion of The Venetian, opened on June 26, 2003. The Venetian now includes a total of 4,027 suites and a gaming facility of approximately 116,000 square feet consisting of approximately 1,728 slot machines and 140 table games. The Venetian also includes The Congress Center, a meeting and conference facility that was recently expanded to approximately 1.1 million square feet. In addition, The Grand Canal Shops mall is located within The Venetian and offers approximately 440,000 square feet of shopping, dining and entertainment space directly accessible from the Las Vegas Strip. The Grand Canal Shops mall will also connect directly to the main shopping and dining complex of The Palazzo, which will in turn connect through a walkover bridge to the Wynn Las Vegas Resort. In May 2004, we sold The Grand Canal Shops mall and leased certain restaurant and other retail assets of The Venetian to a subsidiary of General Growth Properties (“GGP”) for approximately $766.0 million in gross proceeds. We believe that The Grand Canal Shops mall generates significant foot traffic through our facilities as a result of its premium dining, retail offerings, other attractions and amenities, such as its Venice-themed streetscapes, costumed street performers and gondola rides along the canal with singing gondoliers. The Grand Canal Shops mall includes 14 restaurants, 15 food court outlets, seven specialty food shops and approximately 80 high- and mid-end retail stores.
      The Venetian is directly connected to The Sands Expo Center, an approximately 1.15 million square foot convention and trade show facility. Our combined Las Vegas facilities, including The Congress Center and The Sands Expo Center, have approximately 2.25 million gross square feet of meeting and convention space. Our ability to attract and accommodate trade show and convention business has been a key contributor to our success. Management believes that The Venetian and The Sands Expo Center together comprise one of the largest hotel and meeting complexes in the world. This complex benefits from its prime location in Las Vegas, which is one of the most visited convention and trade show destinations in the United States. During 2005, approximately 6.2 million visitors attended conventions in Las Vegas, with approximately 660,000 of these visitors attending events at The Sands Expo Center. The demand for hotel rooms generated by visitors at our convention and trade show facilities contributed to our 97.3% average occupancy rate during 2005, including a mid-week average occupancy rate of 96.1%, which compare favorably to the Las Vegas average overall occupancy rate of 89.2% and mid-week average occupancy rate of 86.6% during the same period.

      In August 2004, we began construction of The Palazzo. Like The Venetian, The Palazzo will be situated at one of the premier locations on the Las Vegas Strip, on approximately 14 acres of land that we own adjacent to The Venetian and The Sands Expo Center, and next to the Wynn Las Vegas Resort. The Palazzo will be a world-class luxury hotel, casino and resort and will have a design and ambience reminiscent of high-end locales such as Beverly Hills and Bel Air. The Palazzo will consist of an all-suites 50-floor luxury hotel tower with approximately 3,025 suites; a gaming facility of approximately 105,000 square feet, with approximately 1,700 slot machines and 100 table games; and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet, which we refer to as the Phase II mall and which is expected to include approximately 80 high- and mid-end retailers. We have contracted to sell the Phase II mall to GGP at its completion. The Palazzo is scheduled to open during the summer of 2007.

Our Macao Properties
      In addition to our Las Vegas operations, one of our subsidiaries, Venetian Macau S.A. (“VML”), holds a government-approved subconcession to operate casinos in Macao. Macao is a special administrative region of China and the only location in China that permits casino gaming. China currently has a population of approximately 1.31 billion and approximately 1.0 billion people live within a three-hour flight of Macao. One of the world’s largest gaming markets, with approximately $5.6 billion in gaming revenue in 2005, Macao is located in a highly-populated region of the world that we believe is currently underserved by its regional gaming facilities. The government of Macao has expressed its goal of transforming Macao into the tourism destination of choice in Asia. The Chinese government has recently removed certain internal travel restrictions, allowing mainland Chinese from certain urban centers and economically developed regions to visit Macao without joining a tour group, and has also recently increased the amount of renminbi that Chinese citizens are permitted to bring into Macao. We expect tourism in Macao to continue to grow as the Chinese government continues to implement its policy of liberalizing historical restrictions on travel and currency movements. In 2005, there were approximately 18.7 million visitors to Macao according to the Macao Statistics and Census Service. We expect that these high visitation levels will drive the growth of Macao tourism and its casino market in the future.
      On May 18, 2004, we opened The Sands Macao. The Sands Macao is situated at one of the premier locations in Macao’s downtown gaming district, approximately 0.3 miles from the Macao-Hong Kong Ferry terminal, where approximately 6.5 million visitors entered Macao in 2005. Since its opening, The Sands Macao has been a “must-see” local destination that provides visitors with a unique Las Vegas-style experience including first-class gaming, entertainment and dining facilities.
      The Sands Macao initially consisted of approximately 145,000 gross square feet of gaming facilities. We have completed several expansions of The Sands Macao since its opening. The Sands Macao now offers approximately 172,000 square feet of gaming facilities, with approximately 440 table games and approximately 930 slot machines or similar electronic gaming devices, several restaurants, VIP facilities (which we call The Paiza Club, and which include private gaming rooms and 51 luxury suites ranging from approximately 800 to 17,000 square feet for the exclusive use of casino patrons), a theatre and other high-end amenities. We are currently expanding The Sands Macao gaming facilities so that The Sands Macao will have approximately 700 tables and 1,200 slot machines. The expansion is expected to open in August 2006.
      We began construction of The Venetian Macao Resort Hotel Casino, which we also refer to as The Venetian Macao, in November 2004 on the Cotai Strip, an area of reclaimed land between the islands of Taipa and Coloane in Macao. The Cotai Strip is approximately 5 to 10 minutes by car from downtown Macao. The Venetian Macao will be a world-class casino complex with a Renaissance Venetian-style theme similar to that of The Venetian in Las Vegas. The Venetian Macao is expected to initially have approximately 4,000 slot machines and 750 table games. The Venetian Macao will also feature a 39-floor luxury hotel tower of approximately 3,000 suites, an enclosed retail, dining and entertainment complex of approximately 870,000 square feet, which is expected to include high-end and mid-level retailers and multiple signature restaurants, and a convention center and meeting room complex of approximately 1.2 million square feet. The Venetian Macao is scheduled to open in mid-2007.

      In connection with the development of The Venetian Macao, we are sponsoring a master plan for the development of multiple properties on the Cotai Strip designed to meet the demand generated by the rapidly-growing Asian gaming market and attract destination and convention visitors to Macao for multi-day visits. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions, as well as common public areas. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. The Venetian Macao will serve as the anchor property at the corner of entry to the Cotai Strip.

Other Development Projects
      Our operations in Las Vegas and Macao provide us with a platform for further growth of our domestic and international gaming operations.
      Following the Singapore government’s adoption of gaming legislation in 2005, we submitted a proposal to the Singapore government for a license to develop a large integrated resort, including a casino, in Singapore. There are currently three competing proposals for this resort/casino license. The Singapore government is expected to award this license in mid-2006.
      We have entered into a non-binding agreement with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip. We are actively preparing preliminary design concepts for presentation to the government. This development is subject to a number of conditions, including receiving further governmental approvals.
      On December 3, 2004, following the enactment of legislation legalizing slot machine gaming in Pennsylvania, we entered into a contribution agreement with Bethworks Now, LLC, the owner of an approximately 124 acre site located in Bethlehem, Pennsylvania. We have submitted a proposal to obtain one of two “at large” gaming licenses available in Pennsylvania. There are several competing proposals for these licenses. If a slot machine license under the new legislation is granted for the site, we intend to jointly own and develop the property for use as a casino complex including a hotel with meeting rooms and retail, restaurant, movie theater, office and other commercial spaces. The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.
      We have also entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom and are in discussions with several others to build entertainment and gaming facilities in major cities in the United Kingdom. There are several competing proposals for the single “regional” casino license currently authorized by statute. Our agreements to develop and lease gaming and entertainment facilities are subject to a number of conditions, including passage of legislation to expand the number of authorized regional casinos and obtaining a gaming license.
      We are currently exploring the possibility of operating casino resorts in additional Asian jurisdictions, the United States and Europe.
Business Strategy and Competitive Strengths
      Our primary business objective is to become a leading worldwide operator of premium destination resorts with significant casino components and uniquely branded gaming entertainment properties in order to drive superior returns on invested capital, increase asset value and maximize value for our stockholders. We have developed distinct but inter-related strategies for our Las Vegas operations and our global expansion plan.

Las Vegas Strategy
      Our Las Vegas strategy is to create a unique, world-class, “must-see” destination resort complex that caters to premium clientele and effectively leverages our convention-driven business model. To implement this strategy, we intend to:

•	expand on our operation of uniquely-themed “must-see” destination resort facilities that are strategically located at the heart of the Las Vegas Strip;

•	drive recurring, predictable high hotel occupancy and casino use rates, especially during mid-week periods, through events held at our convention facilities which also generate significant non-hotel traffic during these periods;

•	capture superior hotel room rates through a differentiated all-suites offering of first-class services and high-end resort facilities. In 2005, The Venetian’s average daily room rate was approximately $225 compared to approximately $103 for Las Vegas during this period, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”);

•	target higher-budget customers who drive incremental revenues through a unique offering of exceptional hospitality, restaurant shopping and gaming facilities;

•	attract world-famous chefs, prestigious art institutions, premium retailers and first-class leisure facilities at our casino resort facilities and leverage the international recognition of these brands to promote our own Venetian and Palazzo brands;

•	develop Asian-focused offerings to meet the expectations of high-end Asian customers whom we expect will represent an increasing percentage of premium gaming customers as Asian gaming markets grow and our Macao operations expand; and

•	capture operating efficiencies through the development and management of three interconnected facilities, The Venetian, The Sands Expo Center and The Palazzo, which were designed to complement each other and form the largest integrated hotel and convention facility in the world.

Global Expansion Strategy
      Our global expansion strategy is to aggressively pursue development opportunities in gaming markets worldwide with attractive growth prospects. To implement this strategy, we intend to:

•	showcase our successful Las Vegas properties to position ourselves as a casino developer and operator of choice and win new development opportunities in jurisdictions that are turning to large- scale casino resorts projects as catalysts for economic expansion;

•	take full advantage of our “first mover” status in Macao to fine-tune the appeal of our offerings to the Asian mass-market and our marketing methods in support of further development in the region and to expand into our other core competencies, such as convention-driven hotels, leisure travel and retail offerings;

•	leverage Macao’s position as the only legalized gaming locale in China, its proximity to densely populated, wealthy and rapidly developing regions and its growth as a tourist destination for China’s burgeoning middle class;

•	position The Sands Macao as a day-trip mass-market product and The Venetian Macao and the Cotai Strip resorts as destination resorts that promote multi-day visits;

•	deliver the Las Vegas experience to the Asian marketplace to satisfy the largely untapped high demand for Las Vegas-style gaming facilities with high-end suites and premium amenities in the region;

•	develop retail offerings to tap into the expected growth of the retail market in Macao, which we believe will benefit from Macao’s status as a luxury-tax exempt region and the anticipated increase in the length of visits to Macao;

•	actively develop and sell non-core real estate assets, including vacation suites and retail malls, reducing our net invested capital and enhancing returns on our remaining core assets;

•	aggressively pursue development opportunities in other gaming markets with attractive growth prospects, including Singapore and the United Kingdom; and

•	extend our premium “Sands,” “Venetian,” “Palazzo” and “Paiza” brands worldwide and cross-market our Las Vegas offerings as international opportunities arise.
Our Company
      We were incorporated in Nevada in August 2004. On December 20, 2004, we issued 27,380,953 shares of our common stock in our initial public offering at an offering price of $29.00 per share, resulting in net proceeds of approximately $738.7 million to us. Our shares of common stock are traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Immediately prior to the consummation of our initial public offering, we acquired 100% of the capital stock of Las Vegas Sands, Inc., a Nevada corporation and the direct or indirect owner and operator of The Venetian, The Sands Expo Center and The Sands Macao, by merging Las Vegas Sands, Inc. with and into our wholly owned subsidiary, with Las Vegas Sands, Inc. as the surviving subsidiary. Las Vegas Sands, Inc. was incorporated in Nevada in April 1988. In July 2005, Las Vegas Sands, Inc. was converted into a limited liability company and changed its name to Las Vegas Sands, LLC.
      Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Our telephone number at that address is (702) 414-1000. Our website address is www.lasvegassands.com. The information on our website is not part of this Annual Report on Form 10-K.
      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website at as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
      This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
The Venetian
      The Venetian opened in May 1999. The Venetian currently has 4,027 single and multiple bedroom suites situated in a 3,014 suite 35-story, three-winged tower rising above the casino and the 1,013 suite 12-story Venezia tower situated above a parking garage. The hotel lobby features a domed ceiling decorated with Venetian-themed, fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three-dimensional-style marble floors found in Venetian palaces.
      A typical hotel suite approximates 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite’s bi-level configuration creates a multi-function living space in which guests can sleep, work and entertain. Many of our suites are of a larger size for use by high-end gaming customers and VIPs associated with group and trade show business. During 2005, the average daily room rates at The Venetian were approximately $225 and the average daily occupancy was approximately 97.3%.
      The Venezia tower expansion includes 122 concierge level suites, which have been popular with customers and generate above average margins. Customers who stay on the concierge levels receive additional services such as a free breakfast in the morning, free cocktails and hors d’oeuvres in the evening, a 24-hour concierge service and upgraded room amenities. In 2005, the average daily room rate for these concierge level suites was $352.

      The Venetian contains 17 restaurants and two food courts (the majority of which were sold to GGP as part of The Grand Canal Shops mall sale), and a theater/entertainment complex. In October 2005, the Blue Man Group performance art production opened in our former C2K nightclub space. The Andrew Lloyd Webber Broadway musical “The Phantom of the Opera” is expected to open in a new state-of-the-art theater in the summer of 2006. In addition, The Venetian provides a variety of amenities for its guests, including a state-of-the-art health spa operated by Canyon Ranch, with massage and treatment rooms and exercise and fitness areas. The hotel features an outdoor swimming complex (including four pools, as well as spas, pool bars and cabanas) surrounded by gardens, fountains and sculptures.
      The Venetian has an exhibition space that houses the Guggenheim Hermitage Museum, an art museum featuring masterpiece collections from the Guggenheim Museum in New York, the State Hermitage Museum in St. Petersburg, Russia and other museums.
      The casino at The Venetian has 116,000 square feet of gaming space and is situated adjacent to the hotel lobby. The Venetian casino floor is accessible from each of the hotel, The Grand Canal Shops mall, The Congress Center, The Sands Expo Center and the Las Vegas Strip. The Venetian casino is marketed to attract a broad base of patrons, with a focus on targeted slot customers and high-end table customers. We market the Venetian casino directly to this gaming market segment using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. Slot clubs refers to a system that allows slot machine customers to apply for and receive a slot magnetic card. When players insert their cards into the card readers, the system records the volume of each customer’s slot machine wagering. Slot club participants qualify for cash returns or other complimentary hotel amenities such as rooms and restaurant meals in exchange for points earned based on the slot machine wagering amounts recorded. We offer “high-roller” gaming customers premium suites and special hotel and casino services. Additionally, we have marketing executives located in offices throughout North America, Europe and Asia who source high-end players for the Las Vegas operation.
      The Venetian casino and its adjacent amenities are stylized with architectural and interior design features reminiscent of Venice’s Renaissance era. The ceiling in the table games area features fresco-style paintings of Venetian palaces. The gaming facilities include approximately 1,728 slot machines of various denominations, including popular multi-property, linked progressive games and a sportsbook room. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Venetian casino’s 140 table games feature the traditional games of blackjack, craps, baccarat and roulette, Asian games such as Pai Gow and Pai Gow Poker, and popular progressive table games such as Caribbean Stud and Let It Ride. Our new poker room is scheduled to open in spring 2006. For its premium customers, The Venetian recently expanded its gaming salon, which includes baccarat, blackjack and roulette. This facility provides Asian influenced private dining rooms, direct access to private cash-out windows at the casino cage and direct access to the casino’s credit department.
The Sands Expo Center and The Congress Center
      With approximately 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and approximately 20 meeting rooms, The Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage). We also own and operate The Congress Center, an approximately 1.1 million gross square foot meeting and conference facility that links The Sands Expo Center and the rest of The Venetian. The Congress Center includes an approximately 85,000 square foot column-free Venetian Ballroom, the approximately 71,000 square foot Palazzo Ballroom, a meeting complex of 42 individual rooms which can be combined to create three additional ballrooms, a complex of 64 meeting rooms which can be combined into an additional three ballrooms and four boardrooms and an approximately 105,000 square foot exhibition hall. Together, The Sands Expo Center and The Congress Center offer approximately 2.25 million gross square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows. Management believes that these combined facilities, together with the on-site amenities offered by The Venetian, offer a flexible and expansive space for large-scale trade shows and conventions.

      Management target markets The Congress Center to complement the operations of The Sands Expo Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of The Sands Expo Center’s events. Events at The Sands Expo Center and The Congress Center typically take place during the week when Las Vegas hotels and casinos experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peak. Our goal is to draw from attendees and exhibitors at The Sands Expo Center’s events and from attendees of The Congress Center’s events to maintain mid-week demand at the hotel from this higher budget market segment, when room demand would otherwise be derived from the lower-budget tour and travel group market segment.
      In 2005, approximately 660,000 visitors attended trade shows and conventions at The Sands Expo Center during approximately 160 show days. These events include the World Shoe Association Show, the JCK Jewelry Show, and the Automotive Aftermarket Products Expo, each of which was a multiple-location event.
      We expect that major events at The Sands Expo Center and The Congress Center will continue to bring thousands of potential shoppers, diners and gaming customers through The Venetian, which will enable us to maximize mid-week occupancy, average daily room rates and hotel revenues.
The Palazzo
      We are building The Palazzo, a sister property to The Venetian. The Palazzo will be situated adjacent to and north of The Venetian. The Palazzo will be directly connected to both The Venetian and The Sands Expo Center and also connected to the Wynn Las Vegas Resort via a walk-over bridge. The Palazzo is scheduled to open during the summer of 2007.
      The Palazzo hotel will be a 50-floor luxury tower with approximately 3,025 suites. The Palazzo will include over 375 concierge-level suites, which will offer additional services similar to those currently offered at the concierge level suites in The Venetian. Based on our success at The Venetian, management believes that these concierge level suites will be popular with customers (especially higher-budget customers) and result in higher average daily room rates and profitability compared to standard suites. The Palazzo will also include six villas (up to 11,000 square feet each), which will have 3-4 bedrooms, 3.5-4.5 baths, extensive living areas, media rooms, private pools, private jacuzzis, private salons, massage areas, heated spas, personal gyms and, in some cases, private putting greens. The Palazzo hotel will have 296 multi-room suites, including six presidential suites. The presidential suites and the villas also will offer private butler services. All of these facilities will be targeted at high-end gaming customers. The Palazzo will also have a pool deck (with seven pools, gardens, sculptures, cabanas and fountains) and an adjacent spa facility.
      A typical hotel suite will be approximately 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The Palazzo is expected to feature premium, signature restaurants owned and operated by well-known restaurateurs.
      The casino at The Palazzo is expected to cover approximately 105,000 square feet and have approximately 100 table games and 1,700 slots and will include an exclusive gaming salon which will have gaming tables, a noodle bar, a spa and private dining rooms. Management believes the exclusive gaming salon will compete with the best facilities in the market and is designed to appeal to high-end customers from Asia. The Palazzo’s casino will be differentiated from The Venetian’s casino in terms of look, feel and experience. The Palazzo casino’s design is also expected to attract a large number of walk-in players given its proximity to both The Venetian and the Las Vegas Strip. The Palazzo casino’s table games will feature the traditional games of blackjack, craps, baccarat and roulette, Asian games such as Pai Gow and Pai Gow Poker, and popular progressive tables games such as Caribbean Stud and Let It Ride. The Palazzo’s casino will target high-end table games customers and premium slot customers, and will feature a high-end slot area with special products and services.
      The casino at The Palazzo will be accessible from each of The Palazzo’s hotel, the Phase II mall, The Congress Center, The Sands Expo Center and the Las Vegas Strip. The Palazzo’s casino will be marketed to a broad base of patrons with a specific focus on high-end and premium gaming customers. Marketing for The

Palazzo’s casino will be done in conjunction with marketing for The Venetian’s casino, including the benefits of immediate use of the existing customer databases, slot clubs and our marketing offices throughout North America, Europe and Asia. Management also expects significant benefits from cross-marketing between our Las Vegas and Macao operations.
      The Palazzo also will include a theater that is expected to host a major production or Broadway show.
      The Palazzo also will include the Phase II mall. We have contracted to sell the Phase II mall to GGP at its completion. The Phase II mall will connect directly with The Grand Canal Shops mall and will offer approximately 450,000 net leasable square feet of shopping, dining and entertainment space in two levels located within The Palazzo’s main structure, between the casino level and the hotel tower and an interconnected ten-story structure. The Phase II mall is expected to include approximately eight dining establishments and 80 high-end and mid-level retail stores. We expect that a major nationally-known retailer will anchor one end of the mall in a three-story structure that will interconnect with the rest of the Phase II mall and adjoin the Las Vegas Strip. Visitors and guests will be able to access the Phase II mall from several different locations, including from the Las Vegas Strip, The Palazzo’s hotel and casino, The Sands Expo Center and The Congress Center.
Macao Casinos

Concession/ Subconcession
      In June 2002, the Macao government granted a concession to operate casinos in Macao to Galaxy Casino Company Limited (“Galaxy”). Macao, the former Portuguese colony located near Hong Kong, had gaming revenues of approximately $5.6 billion in 2005 and is one of the largest and fastest growing gaming markets in the world. Approximately 18.7 million visitors arrived in Macao during 2005, according to the Macao Statistics and Census Service. The following factors are expected to continue to significantly improve Macao’s status as a world-class gaming and resort destination:

•	the increased ease of access from Hong Kong, China and Taiwan and other Asian regional gaming markets (Macao is the only location in regions where Chinese is the predominant language that has legalized gambling);

•	significant foreign and domestic investment in new and expanded gaming products; and

•	the September 2005 opening of Hong Kong Disneyland and other new resort developments in the region.
      We believe that the Macao opportunity provides an international platform to expand our premier “Sands,” “Venetian” and “Paiza” brands and create increased diversification of, and a new source of significant growth for, our revenue and cash flow base.
      Galaxy was one of three entities to be granted a casino license in Macao. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including The Sands Macao and The Venetian Macao separately from Galaxy. Under the subconcession agreement, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We are also obligated to operate casino games of chance or games of other forms in Macao and to invest, or cause to be invested, at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in various development projects in Macao by June 2009. We have been informed by the Macao government that the construction and development costs of The Sands Macao can be applied to the fulfillment of this total investment obligation. As a result, as of December 31, 2005, we had invested the required amounts. We are currently scheduled to open The Venetian Macao in mid-2007. If we fail to meet the December 2007 deadline under our subconcession, the Macao government has the right, after consultation with our concessionaire, Galaxy, to unilaterally terminate our subconcession to operate The Sands Macao or any of our other casino operations in Macao, without compensation to us. If this occurs, we may lose our right to continue to operate The Sands Macao and our investment to date in the construction of The Venetian

Macao. In addition, we are building The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and in the construction of The Venetian Macao and would not be able to open and operate that facility as planned. See “— Risk Factors — Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities” and “Risk Factors — Risks Associated with Our International Operations — We are constructing The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and construction of The Venetian Macao and would not be able to open and operate that facility as planned.”
      If the Galaxy concession is terminated for any reason, the subconcession will remain in effect. The subconcession may be terminated by agreement between ourselves and Galaxy. Galaxy is not entitled to terminate the subconcession unilaterally. However, the Macao government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. See “— Regulation and Licensing — Macao.” Galaxy will develop hotel and casino projects separately from us.

Macao Casinos
      We own and operate The Sands Macao, the first Las Vegas-style casino situated in Macao, pursuant to the 20-year gaming subconcession described above.
      The Sands Macao is situated approximately 0.3 miles from the Macao-Hong Kong Ferry Terminal. It is situated on a waterfront parcel centrally located at the heart of Macao’s gaming district, which provides The Sands Macao primary access to a large customer base, particularly the approximately 6.5 million visitors who arrived in Macao by ferry in 2005. The Sands Macao includes approximately 172,000 square feet of gaming facilities. The Sands Macao has approximately 440 table games, including baccarat, Sic-Bo, Fan-Tan, 3 card baccarat, 3 card poker, stud poker, blackjack and roulette, and approximately 930 slot machines or similar electronic gaming devices. The Sands Macao also includes numerous restaurants, a spacious Paiza Club offering services and amenities to premium customers, luxurious VIP suites and spa facilities, private VIP gaming room facilities, a theater and other high end services and amenities.
      We are currently completing an expansion of The Sands Macao’s gaming facilities so that The Sands Macao will have approximately 700 tables and 1,200 slot machines. The expansion is expected to open in August 2006.
      In November 2004, we began construction of The Venetian Macao on the Cotai Strip. The Venetian Macao will be an all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian. The Venetian Macao is expected to initially have approximately 4,000 slot machines and 750 table games. The Venetian Macao will also feature a 39-floor luxury hotel tower of approximately 3,000 suites, an enclosed retail, dining and entertainment complex of approximately 870,000 square feet, which is expected to include high-end and mid-level retailers and multiple signature restaurants, and a convention center and meeting room complex of approximately 1.2 million square feet. The Venetian Macao is scheduled to open in mid-2007.
      In connection with the development of The Venetian Macao, we are sponsoring a master plan for the development of multiple properties on the Cotai Strip designed to meet the demand generated by the rapidly-growing Asian gaming market and attract destination and convention visitors to Macao for multi-day visits. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions, as well as common public areas. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. The Venetian Macao will serve as the anchor property at the corner of entry to the Cotai Strip.

      We intend to develop the other Cotai Strip developments as follows:

•	One of them is intended to be a Four Seasons hotel and casino which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with 400 luxury hotel rooms, up to 600 Four Seasons-serviced vacation suites, distinctive dining experiences, full service spas and other amenities, a 25,000 square foot casino and a 190,000 square foot mall with upscale retail offerings. We will own the hotel and vacation suites. We have entered into an exclusive nonbinding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and vacation suites. The completion of The Venetian Macao and the Four Seasons is not dependent upon the Macao government’s overall approval of our Cotai Strip master development plan.

•	One of them is intended to include a two hotel complex with 1,500 luxury and mid-sized hotel rooms, luxury vacation suites and a casino. We will own the entire development, and we have entered into a management agreement with Shangri-La Hotels and Resorts to manage the hotels and vacation suites under its Shangri-La and Traders brands.

•	One of them is intended to include a two hotel complex with luxury and mid-sized hotel rooms, luxury vacation suites and a casino. We will own the entire development, and are negotiating with Starwood Hotel and Resorts to manage the hotels and vacation suites under its brands.

•	We expect to develop and own two other Cotai Strip developments, each of which is intended to include a two hotel complex with luxury and mid-sized hotel rooms, luxury vacation suites and a casino. We will own the entire development and are in discussions with experienced and well-known hotel management companies to manage the hotel portions of these resorts for us under their brands.

•	We have signed a non-binding memorandum of agreement with an independent developer for another Cotai Strip development. We are currently negotiating definitive agreements pursuant to which we plan to partner with this developer to build a multi-hotel complex under several hotel brands.
      We do not yet have all the Macao government approvals that we will need in order to develop the Cotai Strip developments.
The Las Vegas Market
      The Las Vegas market has shown consistent growth over both the near and long terms in both visitation and expenditures and has one of the highest hotel occupancy rates of any major market in the United States. According to the LVCVA, the number of visitors traveling to Las Vegas has increased at a steady and significant rate over the last 12 years, from 23.5 million visitors in 1993 to approximately 38.6 million visitors in 2005. In addition, the population of Clark County has more than doubled in the last 15 years, from approximately 770,280 in 1990 to approximately 1.8 million in 2005. We believe that the growth in the Las Vegas market has been enhanced by:

•	the introduction of large luxury and themed destination resorts in Las Vegas, such as The Venetian, the Bellagio, the Mandalay Bay Resort & Casino and the Wynn Las Vegas Resort. These world class properties attract new visitors to Las Vegas while also gaining share from older, smaller and/or undifferentiated resorts;

•	the increased capacity to host large-scale trade shows and conventions; and

•	the increased capacity of McCarran International Airport.

Las Vegas as a Trade Show, Convention and Meeting Destination
      According to the LVCVA, Las Vegas has been among the most popular trade show and convention destinations in the United States in recent years. The following table indicates the rise in number of trade show and convention attendees in Las Vegas and amounts spent by attendees between 1995 and 2005, according to the LVCVA.

Year	Attendees	Amount Spent

	(In millions)	(In billions)
1995	2.9	$3.4
1996	3.3	$3.9
1997	3.5	$4.4
1998	3.3	$4.3
1999	3.8	$4.1
2000	3.9	$4.3
2001(1)	5.0	$5.8
2002	5.1	$6.0
2003	5.7	$6.5
2004	5.7	$6.8
2005	6.2	$7.6

(1)	In 2001, the LVCVA changed its reporting methodology for conventions and trade shows to account for numerous smaller meetings not previously included in LVCVA counts.
      The majority of the room demand from trade show and convention attendees is generated during weekdays while tourist visits to Las Vegas are higher on weekends. As a result, the trade show convention market segments have been specifically targeted as prime avenues for driving mid-week traffic to Las Vegas.
      Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of approximately 133,186 hotel rooms in 2005 according to the LVCVA, three convention centers (the Las Vegas Convention Center (the “LVCC”) with 3.2 million square feet, the Mandalay Bay Convention Center with 1.8 million square feet and The Sands Expo Center), convenient air service from major cities throughout the United States and other countries, and significant entertainment opportunities.

Expanding Hotel Market
      Las Vegas has been among the most popular travel destinations in the United States in recent years, with hotel occupancy rates among the highest of any major market in the country. To accommodate this popularity, Las Vegas has experienced a period of rapid hotel development, with the number of hotel and motel rooms in Las Vegas increasing from 86,053 in 1993 to approximately 133,186 in 2005 according to the LVCVA. Much of this increase occurred in the late 1990s with the opening of The Venetian, the Bellagio, the Mandalay Bay Resort & Casino, Paris Las Vegas and Aladdin, among others. The concentration of luxury and themed casino hotels and resorts is expected to continue encouraging visitor interest in Las Vegas as a trade show, convention and vacation destination and, as a result, increase overall demand for hotel rooms, gaming and entertainment. In addition, management expects the Wynn Las Vegas Resort located next to our properties to continue to improve foot traffic around and interest in the sections of the Las Vegas Strip between Flamingo Road and Sands Avenue, where our properties are located. Although Las Vegas was impacted by the events of September 11, 2001, with overall visitors down 2.3% and hotel occupancy down 3.6% from 2000, the market began to rebound in 2002, with the number of visitors in 2004 surpassing 2000 levels.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures
      An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors. According to the LVCVA, while gaming revenues in Clark County have increased from approximately $5.4 billion in 1994 to approximately $9.7 billion in 2005 (a 5.5% compound annual growth rate), non-gaming tourist revenues increased from $13.7 billion in 1994 to $25.0 billion in 2004 (a 6.2% compound annual growth rate). The newer, large luxury and themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment venues, as well as meeting facilities, to their patrons in addition to gaming.

Infrastructure Improvements
      Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2004 (last full year for which data is available) visitors to Las Vegas arrived by the following methods of transportation: 47% by air; 43% by auto; 2% by recreational vehicle and 8% by bus.

McCarran International Airport Expansion
      During recent years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from approximately 30.5 million in 1996 to approximately 44.3 million in 2005. Long term expansion plans for McCarran International Airport provide for additional runway and related areas, terminal concourse expansions, a new control tower and other facilities and is currently expected to be completed in 2010.

Competition in Las Vegas
      The casino/hotel industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including with hotels in downtown Las Vegas. The Venetian also competes with a large number of hotels and motels near Las Vegas. Many of our competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than we have. In particular, the acquisition of Mandalay Resort Group by MGM Mirage and the acquisition of Caesars Entertainment Inc. by Harrah’s Entertainment created the world’s two largest gaming companies.

Hotel/ Casino Properties
      Competitors of The Venetian include themed resorts on the Las Vegas Strip, such as the Bellagio, the Mandalay Bay Resort & Casino and Paris Las Vegas. Recent hotel additions include the approximately 928-room Bellagio spa tower that opened 2004 and the approximately 1,000 room addition to Caesars Palace that opened in August 2005. In April 2005, the Wynn Las Vegas Resort, an approximately 2,700 hotel-room resort and casino, opened on Sands Avenue next to The Palazzo. Off the Las Vegas Strip, Boyd Gaming Corporation opened its South Coast Hotel and Casino in December 2005 five miles south of Mandalay Bay on Las Vegas Boulevard. Future competition includes MGM Mirage’s Project CityCenter, a multi-billion dollar urban complex that is expected to consist of hotels and condominium towers, and casino and retail, dining and entertainment venues. The first phase of Project CityCenter is expected to open in 2009. In addition, Wynn Las Vegas Resort plans a second hotel tower, the Encore, with 2,000 suites and additional casino, retail and convention space that is expected to open in the second half of 2008. Other announced projects include Boyd Gaming’s $4.0 billion, 5,300 room Echelon Place resort complex to be located on the site of the Stardust Hotel on the northern end of the Las Vegas Strip. Echelon Place is expected to include approximately 1.0 million square feet of convention and meeting space and is expected to open in 2010. In addition, a renovation and rebranding of the approximately 2,600-room Aladdin is expected to be completed in October 2006. A newly formed company, Fontainebleau Resorts, also plans to build a 4,000-room hotel and casino on the north end of the Las Vegas Strip that is expected to open in 2008. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and target the same demographic group as we do.
      We also compete with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video gaming machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines, which was limited under the prior compacts. The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near The Venetian could have an adverse effect on our financial condition, results of operations or cash flows.
      The hotel-casino operation of The Venetian also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, Internet gaming websites and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could significantly and adversely affect our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers, such as New York, Los Angeles, San Francisco and Boston, could have a material adverse effect on our business. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, although this legislation has not been implemented yet. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities, by attracting customers close to home and away from Las Vegas, which could adversely affect our financial condition, results of operations or cash flows.

Trade Show and Convention Facilities
      The Sands Expo Center, The Congress Center, and Las Vegas generally compete with trade show and convention facilities located in and around major U.S. cities, including Atlanta, Chicago, New York, and Orlando. Within Las Vegas, The Sands Expo Center and The Congress Center compete with the LVCC, which is located off of the Las Vegas Strip and currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, the Mandalay Bay Resort & Casino has an approximately 1.8 million square foot convention center. The MGM Grand Hotel and Casino has a conference and meeting facility of approximately 380,000 square feet and the Mirage has approximately 170,000 gross square feet of meeting space. The Wynn Las Vegas Resort has 223,000 square feet of convention, meeting and reception space and plans additional convention space at its proposed Encore facility. The conference and meeting facilities at these hotel/resorts are The Congress Center’s primary Las Vegas competition. Boyd Gaming Corporation’s Echelon Place is expected to include approximately 1.0 million square feet of convention and meeting space when it opens in 2010. The LVCC and the Mandalay Bay Convention Center are the primary competitors of The Sands Expo Center. In February 2006, the LVCVA approved an approximately $737 million project to expand and upgrade the LVCC, which is expected to be completed in 2010. We believe the LVCC expansion project will make it more competitive with private convention and meeting providers like us. To the extent that any of the competitors of The Venetian can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, The Venetian’s competitive advantage in attracting trade show and convention, conference and meeting attendees could be adversely affected. Other cities, such as Boston, Orlando, and Pittsburgh, are also in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities.

The Macao Market

Introduction
      Located less than an hour away from Hong Kong via a hydrofoil ferry system, Macao is regarded as one of the largest and fastest-growing gaming markets in the world. Macao also has the advantage of sharing a border with China’s Guangdong province, which has more than 100 million residents and is the most populous and prosperous region of China. Macao benefits from being the only market in China to offer legalized casino gaming.
      Since the reversion of Macao from Portugal to China, gaming revenue in Macao has grown from approximately $1.7 billion in 1999 to approximately $5.6 billion in 2005, reflecting a 22.0% compound annual growth rate. Visitor volume has grown from approximately 7.4 million in 1999 to approximately 18.7 million in 2005, according to the Macao Statistics and Census Service, a 1.7% compound annual growth rate. Gaming customers traveling to Macao generally come from nearby countries in Asia, such as mainland China, Hong Kong, Taiwan, South Korea and Japan. Approximately 1.0 billion people are estimated to live within a three-hour flight from Macao and approximately 3.0 billion people are estimated to live within a five-hour flight from Macao. According to the Macao Statistics and Census Service Monthly Bulletin of Statistics, 86% of the tourists who visited Macao in 2005 came from Hong Kong or mainland China and the dominant feeder markets to Macao have been and continue to be Hong Kong and China. Although the absolute number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 67.2% in 1997 to 30% in 2005, while mainland China made up 56% of total visitors in 2005. The number of visitors from China has exhibited consistent growth from 1997 to 2005, with a 48.8% compound annual growth rate in the number of visitors for that period. Until recently, mainland Chinese were only permitted to visit Macao as part of a tour group. Now that these travel restrictions have eased for mainland Chinese from certain urban centers and economically developed regions, individual travel to Macao is expected to generate increased demand for casino offerings.

Macao as a Gaming and Resort Destination
      In May 2004, The Sands Macao became the first Las Vegas-style casino to open in Macao. Our superior gaming product is expected to enable us to capture a meaningful share of the overall growth of the market, including the VIP player market segment, in Macao. Although we believe that the continued improvement of the casino gaming regulations by the Macao government, including the enactment of casino credit and collection legislation effective July 1, 2004, will enable us to effectively compete in the VIP player market segment, our business in Macao may not be able to realize the full benefits of extending credit to our customers if laws are not changed.
      Gaming revenues in Macao in 2005 reached a record $5.6 billion, a 5.5% increase over 2004. Visits to Macao were up 11% in 2005, compared to 2004.
      According to Macao Statistics and Census Service Monthly Bulletin of Statistics, during the first 11 months of 2005, 20% of visitors traveling to Macao stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only 1 or 2 nights. Management expects this length of stay to increase with increased visitation, the expansion of gaming and the addition of upscale hotel resort accommodations in Macao. According to the Macao Statistics and Census Service, in 2005, there were 44 hotels and 31 guest houses in operation in Macao, of which nine were classified as “5-star.” These hotels and guest houses maintained approximately 10,850 rooms and experienced approximately 70.4% occupancy rates during the first 11 months of 2005.
      Table games are the dominant form of gaming in Asia. Baccarat is by far the most popular game, followed by blackjack, Sic-Bo, roulette and other traditional U.S. and Asian games. Slot machines are offered in Macao, but they are few in number because the structure of the gaming market in Macao has historically favored table gaming. However, with the increase in the mass market gaming in Macao, this is changing and slot machines of international standards are becoming an important feature of the market. We believe the limited emphasis on slot machines in the past also reflects the market’s perception that slots offered in Macao were an inferior slot product. By contrast, in other gaming venues catering to an Asian clientele, slot machines are in high demand and profitable. We expect the slots business to grow in Macao and we intend to introduce more modern and popular products to appeal to the Asian marketplace.
      We believe that as new facilities and standards of service are introduced, Macao will become an even more desirable tourist destination and has the potential to become a larger gaming market than Las Vegas. The improved experience of visitors to Macao should lead to longer stays and an increased number of return trips from existing feeder markets and the opening of several new feeder markets. The gaming licensees selected to invest in gaming facilities and foster the growth of the Macao gaming market have committed to invest in Macao, a total of at least 17.5 billion patacas (approximately $2.1 billion at exchange rates in effect on December 31, 2005). The substantial financial commitment by these gaming licensees is expected to help boost future gaming revenue and stimulate investment in other Macao tourism and leisure activities. In 2005, China’s gross domestic product totaled approximately $1.83 trillion compared to $1.69 trillion in 2004 and $815.4 billion in 1996. On a per capita basis, China’s gross domestic product was $6,200 in 2005. We believe that a wealthier Chinese middle class will lead to increased travel to Macao and generate increasing demand for gaming entertainment and casino resort offerings. We also believe that the combination of less onerous travel restrictions, greater ability of Chinese citizens to bring renminbi (the Chinese currency) to Macao, increasing regional wealth and the opening of world-class facilities will convert Macao from primarily a day-trip market to a multi-day travel destination similar to Las Vegas, where management estimates the average visitor stays approximately three nights.

Proximity to Major Asian Cities
      Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short period of time, using a variety of methods of transportation, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macao or to Hong Kong (followed by a short water ferry or helicopter trip to Macao). The relatively easy access from major population centers promotes Macao as a popular gaming destination in Asia.
      Macao draws a significant number of gaming customers from both visitors and residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the hydrofoil ferry service. The hydrofoil ferry offers service up to five times per hour, with trips to and from Macao taking under an hour. In March 2005, the Macao government began a land reclamation project for the construction of a second ferry terminal in Macao, to be located by the Macao International Airport and near the Cotai Strip. Macao is also accessible from Hong Kong by helicopter in approximately 20 to 30 minutes. In addition, the proposed bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between central Hong Kong and Macao from 5 hours to 40 minutes. The bridge is expected be completed in 2011.
      Macao completed construction of an international airport in 1995 that provides direct air service to many major cities in Asia, such as Manila, Singapore, Taipei, Bangkok, Beijing and Shanghai. The Macao International Airport can accommodate large commercial airliners and has regularly scheduled air service to approximately 20 cities, including at least 11 in China, with links to numerous other major Asian destinations.
      The Macao pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macao. However, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations.

Competition in Macao
      Gaming in Macao is administered through government-sanctioned concessions awarded to three different concessionaires. The Macao government is precluded by contract from granting any additional gaming concessions until 2009. In addition, the current laws only permit three gaming concessions, although future subconcessions are permitted. However, the laws could change and permit the Macao government to grant additional gaming concessions before 2009. If the Macao government were to allow additional competitors to operate in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.
      SJM holds one of the three concessions. SJM currently operates 16 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao, with over 40 years of operating experience in Macao. Most of its 16 casinos are relatively small facilities that are offered as amenities in hotels, however a few are large operations enjoying recognition by gaming customers. SJM was obligated to invest at least approximately 4.7 billion patacas (approximately $563.4 million at exchange rates in effect on December 31, 2005) by March 31, 2009 under its concession agreement with the government of Macao. SJM’s projects include the upgrade of the Lisboa Hotel, Macao’s largest hotel with approximately 1,000 rooms, the Fisherman’s Wharf entertainment complex, which opened on December 31, 2005, and a potential new casino hotel project. SJM also announced the construction of Oceanus, an $800.0 million casino complex near the ferry terminal in Macao, scheduled to open in 2009. According to press reports, Melco International Development, a company managed by Lawrence Ho (the son of SJM’s Managing Director Stanley Ho), has entered into an agreement with Publishing and Broadcasting Ltd., Australia’s biggest casino owner, under which Publishing and Broadcasting Ltd. will own a minority stake in Stanley Ho’s Park Hyatt hotel and casino development in Macao. Melco has also announced a $1.0 billion “City of Dreams” project, which will include casino, hotel, retail, entertainment and apartment space adjacent to the Cotai Strip and is scheduled to open in 2008. In addition, MGM Mirage has entered into a joint venture agreement with Stanley Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate a major hotel-casino resort in Macao. In April 2005, MGM obtained a subconcession allowing it to conduct gaming operations in Macao. Construction on the MGM Grand Macao, which is estimated to cost approximately $1.0 billion, began in the second quarter of 2005 and the resort is scheduled to open in the second half of 2007.
      Galaxy holds a concession and has the ability to operate casino properties independent of us. Galaxy is obligated to invest at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) by June 2012 under its concession agreement with the government of Macao. Galaxy currently operates one small casino in Macao.
      Wynn Resorts (Macau), S.A. (“Wynn Macau”), a subsidiary of Wynn Resorts, Limited, holds the third concession. Wynn Macau is obligated to invest at least 4.0 billion patacas (approximately $479.5 million at exchange rates in effect on December 31, 2005) by June 27, 2009 under its concession agreement with the government of Macao. Wynn Macau is constructing a facility that is expected to open in fall 2006 and will include an approximately 600 room hotel, a casino and other non-gaming amenities. Wynn Macau recently announced plans to expand the property to include additional gaming space. The expansion is scheduled to open by the third quarter of 2007. The estimated cost of the project, including the expansion, is approximately $1.1 billion. Wynn Macau also has announced plans to build up to three resorts on the Cotai Strip but has not yet publicly provided details of these proposed projects.
      We will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. In addition, we will compete with casinos in Singapore if we are not awarded a gaming license there. We will also encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and illegal casinos throughout Asia.
Other Development Projects
      Following the Singapore government’s adoption of gaming legislation in 2005, we submitted a proposal to the Singapore government for a license to develop a large integrated resort, including a casino, in Singapore. There are currently three competing proposals for this resort/casino license. The Singapore government is expected to award this license in mid-2006.

      We have entered into a non-binding agreement with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip. We are actively preparing preliminary design concepts for presentation to the government. This development is subject to a number of conditions, including receiving further governmental approvals.
      On December 3, 2004, following the enactment of legislation legalizing slot machine gaming in Pennsylvania, we entered into a contribution agreement with Bethworks Now, LLC, the owner of an approximately 124 acre site located in Bethlehem, Pennsylvania. We have submitted a proposal to obtain one of two “at large” gaming licenses available in Pennsylvania. There are several competing proposals for these licenses. If a slot machine license under the new legislation is granted for the site, we intend to jointly own and develop the property for use as a casino complex including a hotel with meeting rooms and retail, restaurant, movie theater, office and other commercial spaces. The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.
      We have also entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom and are in discussions with several others to build entertainment and gaming facilities in major cities in the United Kingdom. There are several competing proposals for the single “regional” casino license currently authorized by statute. Our agreements to develop and lease gaming and entertainment facilities are subject to a number of conditions, including passage of legislation to expand the number of authorized regional casinos and obtaining a gaming license.
Advertising and Marketing
      We advertise in many types of media, including television, radio, newspapers, magazines, and billboards, to promote general market awareness of The Venetian as a unique vacation, business and convention destination due to our first-class hotel, casino, retail stores, restaurants and other amenities. The Sands Macao also provides advertising and direct marketing of its casino. We actively engage in direct marketing, which is targeted at specific market segments, including the premium slot and table games markets and free and independent market. These direct marketing efforts involve our issuing invitations to the various parties hosted by The Venetian at peak periods, such as New Year’s Eve, Super Bowl Weekend, Final Four Weekend, Chinese New Year and when boxing matches are held in Las Vegas. We issue invitations by conducting direct mail and e-mail campaigns, as well as placing personal phone calls and making personal visits to select customers. Invitation lists are created by our casino-marketing department using a database containing information collected from our casino and hotel customers. We also engage in database marketing, which focuses on high frequency, high-margin market segments such as the high-roller gaming market.
Regulation and Licensing

State of Nevada
      The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and, together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).
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
      Any change in such laws, regulations and procedures could have an adverse effect on our gaming operations or on the operation of The Venetian and The Palazzo.
      Las Vegas Sands, LLC is licensed by the Nevada Gaming Authorities to operate The Venetian. The gaming license requires the periodic payment of fees and taxes and is not transferable. Las Vegas Sands, LLC is also registered as an intermediary company of Venetian Casino Resort, LLC. Venetian Casino Resort, LLC is licensed as a key executive of Las Vegas Sands, LLC, and as a manufacturer and distributor of gaming devices. Las Vegas Sands, LLC and Venetian Casino Resort, LLC are collectively referred to as the “licensed subsidiaries.” Las Vegas Sands Corp. is registered with the Nevada Commission as a publicly-traded corporation (the “registered corporation”). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We and the licensed subsidiaries possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian. We will apply for all state and local government registrations, approvals, permits and licenses that may be required in order for us to engage in gaming activities at The Palazzo.
      The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us or the licensed subsidiaries to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities of the licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities.
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
      If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with us or the licensed subsidiaries, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us or the licensed subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
      We and the licensed subsidiaries are required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all our and our licensed subsidiaries’ material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.

      If it were determined that we or a licensed subsidiary violated the Nevada Act, the registration and gaming licenses we then hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casinos, and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the casinos) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.
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
      An institutional investor will be deemed to hold voting securities only for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include:

•	voting on all matters voted on by stockholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

      If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.
      Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

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
      The Nevada Commission may, in its discretion, require the holder of any debt security of a registered corporation to file an application, be investigated and be found suitable to own the debt security of such registered corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

      We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities and we are also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date the Nevada Commission has not imposed such a requirement on us.
      We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On August 25, 2005, the Nevada Commission granted us prior approval to make public offerings for a period of 14 months, subject to certain conditions (the “shelf approval”). The shelf approval includes prior approval by the Nevada Commission for us to place restrictions on the transfer of the equity securities of our licensed subsidiaries and to enter into agreements not to encumber such equity securities. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.
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

      The tax on gross revenues received is generally 6.75%. In addition, an excise tax is paid by us on charges for admission to any facility where certain forms of live entertainment are provided. Venetian Casino Resort, LLC, is also required to pay certain fees and taxes to the State of Nevada as a licensed manufacturer and distributor.
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
      The sale of alcoholic beverages by the licensed subsidiaries on the casino premises and The Sands Expo Center is subject to licensing, control, and regulation by the applicable local authorities. Our licensed subsidiaries have obtained the necessary liquor licenses to sale alcoholic beverages. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon our operations.

Macao
      We are subject to licensing and control under applicable Macao law. We are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information that the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of our subsidiary, VML, without first obtaining the approval of the Macao gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders’ rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.
      Our subconcession agreement requires approval of the Macao government for transfers of shares, or of any rights over such shares, in any of the direct or indirect stockholders in VML, including us, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal or higher than 5% of the share capital in VML. This approval requirement will not apply, however, if the securities are listed and tradable on a stock market. In addition, this agreement requires that the Macao government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, including us, provided that such shares or rights are indirectly equivalent to an amount that is equal or higher than 5% of the share capital in VML. This notice requirement will not apply, however, to securities listed and tradable on a stock exchange.
      The Macao gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. Our shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macao government. VML is required to immediately notify the Macao government should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% of the share capital, or any director or key employee. Changes in licensed positions must be reported to the Macao gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macao gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macao gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macao gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
      Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time prescribed by the Macao gaming authorities may lose his rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon its shares;

•	allow that person to exercise, directly or indirectly, any voting right conferred through shares held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require that unsuitable person to relinquish its shares.
      The Macao gaming authorities also have the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.
      The Macao gaming authorities also require prior approval for the creation of liens and encumbrances over VML’s assets and restrictions on stock in connection with any financing.
      The Macao gaming authorities must give their prior approval to changes in control of VML through a merger, consolidation, stock or asset acquisition, management or consulting agreement or any act or conduct by any person whereby he or she obtains control. Entities seeking to acquire control of a registered corporation must satisfy the Macao gaming authorities concerning a variety of stringent standards prior to assuming control. The Macao Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.
      The Macao gaming authorities may consider that some management opposition to corporate acquisitions, repurchases of voting securities and corporate defense tactics affecting Macao gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming.
      The Macao gaming authorities also have the power to supervise gaming licensees in order to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.
      The subconcession agreement requires the Macao gaming authorities’ prior approval of any recapitalization plan proposed by VML’s board of directors. The Chief Executive of Macao could also require VML to increase its share capital if he deemed it necessary.
      Non-compliance with these obligations could lead to the revocation of VML’s gaming subconcession.
      The Sands Macao was constructed and is operated, and The Venetian Macao Hotel Resort Casino will be constructed and operated, under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, gaming activities provided to the public, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any potential dispute or conflict relating to our subconcession.
      Under the subconcession agreement, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We are also obligated to operate casino games of chance or games of other forms in Macao and to invest, or cause to be invested, at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in various development projects in Macao by June 2009. We have been informed by the Macao government that the construction and development costs of The Sands Macao can be applied to the fulfillment of this total investment obligation. As of December 31, 2005, we had invested the required amounts. We are currently scheduled to open The Venetian Macao in mid-2007. In addition, we are building The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and in the construction of The Venetian Macao and would not be able to open and operate that facility as planned. See “Risk Factors — Risks Associated with Our International Operations — We are constructing The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and construction of The Venetian Macao and would not be able to open and operate that facility as planned” and “Risk Factors — Risks Associated with our International Operations — We are required to build and open The Venetian Macao and a convention center by December 2007. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Sands Macao or any other facilities developed under the subconcession.”
      Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all our casino operations and related equipment in Macao will automatically be transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on June 27, 2017, the Macao government may redeem our subconcession by giving us at least one year prior notice and by paying us fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. See “Risk Factors — Risks Associated with Our International Operations — We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right in 2017.”
      The Macao government also has the right, after consultation, to unilaterally terminate, without compensation to us, the subconcession at any time upon the occurrence of specified events of default. See “Risk Factors — Risks Associated with Our International Operations — The Macao government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.” The subconcession agreement does not provide a specific cure period within which any such events of default may be cured. We must rely on consultations and negotiations with the Macao government to give us an opportunity to remedy any such default. Accordingly, we are dependent on our continuing communications and good faith negotiations with the Macao government to ensure that we are performing our obligations under the subconcession in a manner that would avoid a default thereunder.
      The subconcession agreement contains various general covenants and obligations and other provisions, the compliance with which is subjective. We have the following obligations under the subconcession agreement:

•	ensure the proper operation and conduct of casino games;

•	employ people with appropriate qualifications;

•	operate and conduct casino games of chance in a fair and honest manner without the influence of criminal activities; and

•	safeguard and ensure Macao’s interests in tax revenue from the operation of casinos and other gaming areas.
      In addition, the subconcession agreement requires us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in a default under the subconcession. We are also subject to certain reporting requirements in Macao, including to the Macao Gambling Inspection and Coordination Bureau.
      Under the subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $3.6 million at exchange rates in effect on December 31, 2005). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $35,959, $17,980 and $120, respectively, at exchange rates in effect on December 31, 2005), subject to a minimum of 45 million patacas (or $5.4 million at exchange rates in effect on December 31, 2005). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage will be subject to change in 2010.
      Currently, the gaming tax in Macao is calculated as a percentage of gross gaming revenue. However, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if we extend credit to our customers in Macao and are unable to collect on the related receivables from them, we have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them. We are currently offering credit to customers in Macao on a very limited basis. If the laws are not changed, our business in Macao may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax laws in Macao, there can be no assurance that the laws will be changed.
      We have received a concession from the Macao government to use a six acre parcel of land for The Sands Macao. The land concession will expire in 2028 and is renewable. The land concession requires us to pay a premium which is payable over a number of years. In addition, we are also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macao government. See the note entitled “Commitments and Contingencies — Macao Casino Projects” of our consolidated financial statements for more information on our payment obligation under this concession.
      We commenced construction of The Venetian Macao prior to obtaining a land concession from the Macao government which holds title to the land. We created the land from a shallow bay using technology commonly used in Macao and surrounding areas for such purposes and then commenced construction of The Venetian Macao and related buildings on the new “land.” We have applied to the Macao government for a land concession for a portion of the west side of the Cotai Strip, including the site of The Venetian Macao. The land concession will require us to pay certain premiums and rent. We are in negotiation with the Macao government over the cost of the land concession. We believe we will be successful in obtaining the land concession. However, in the event we are unable to successfully conclude our negotiations with the Macao government with regard to the land underlying The Venetian Macao, we could lose all or a substantial part of our investment in the creation of the land and in constructing The Venetian Macao.
      We have received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2008. See “Risk Factors — Risks Associated with Our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2008 and may not be extended.”
Employees
      We directly employ approximately 6,000 employees in connection with The Venetian, approximately 130 employees in connection with The Sands Expo Center and approximately 6,100 employees in connection with The Sands Macao. In addition, we hire temporary employees on an as needed basis at The Venetian. The Venetian’s employees are not covered by collective bargaining agreements. Most, but not all, major casino resorts situated on the Las Vegas Strip have collective bargaining contracts covering at least some of the labor force at such sites. We believe that we have good relations with our employees.
      The unions currently on the Las Vegas Strip include Local 226 of the Hotel Employees and Restaurant Employees International Union, the Operating Engineers Union and the Teamsters Union. Local 226 has requested us to recognize it as the bargaining agent for employees of The Venetian. We have declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel-casino operators have taken a similar position, Local 226 has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants, and investors, objecting to various administrative approvals and picketing. Local 226 has engaged in such tactics with respect to The Venetian and may continue to do so. Although we believe we will be able to operate despite such dispute, no assurance can be given that we will be able to do so or that the failure to do so would not result in a material adverse effect on our results of operations, cash flows, or financial position. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material impact upon our results of operations, cash flows, or financial position.
      We are not aware of any union activity at The Sands Macao.
      Certain casual culinary personnel are hired from time to time for trade shows and conventions at The Sands Expo Center and are covered under a collective bargaining agreement between Local 226 and The Sands Expo Center. This collective bargaining agreement expired in December 2000. As a result, The Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.
Intellectual Property
      Our principal intellectual property consists of, among others, the “Sands,” “Venetian,” “Palazzo” and “Paiza” trademarks, all of which have been registered in the United States. In addition, we have also applied to register the marks “Cotai Strip,” “Macau Strip,” and “Asia’s Las Vegas,” among others, in connection with our development projects in Macao. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation, and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are periodically renewed. It is our intent to maintain our trademark registrations.
Agreements Relating to the Malls

The Grand Canal Shops Mall Sale and Lease Agreement
      On April 12, 2004, we entered into an agreement with GGP to sell The Grand Canal Shops mall and lease to GGP certain restaurant and other retail space at the casino level of The Venetian for approximately $766.0 million. We completed the sale of The Grand Canal Shops mall on May 17, 2004. In addition, on the same date we leased to GGP 19 spaces on the casino level of The Venetian currently occupied by various retail and restaurant tenants for 89 years with annual rent of one dollar per year, and GGP assumed our interest as landlord under the various space leases associated with these 19 spaces. In addition, on the same date we agreed with GGP to:

•	continue to be obligated to fulfill certain lease termination and asset purchase agreements;

•	lease the Blue Man Group Theater space located within The Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year;

•	lease the gondola retail store and the canal space located within The Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.5 million per year; and

•	lease certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual rent of $860,350.
      The lease payments relating to the Blue Man Group Theater, the canal space within The Grand Canal Shops mall and the office space from GGP are subject to automatic increases of 5% beginning on the sixth lease year and each subsequent fifth lease year.

Development Agreement
      Our Palazzo subsidiary and GGP entered into a development agreement whereby the Palazzo subsidiary agreed to construct the Phase II mall, and GGP agreed to buy 100% of the membership interests in Phase II Mall Subsidiary, LLC, which will own the Phase II mall when it opens, at the price described below. The Palazzo subsidiary has assigned substantially all of its obligations under the development agreement to Phase II Mall Holding, LLC but has agreed to remain jointly and severally liable to GGP for all such obligations. The Palazzo subsidiary agreed to substantially complete construction of the Phase II mall (subject to force majeure and certain other delays) no later than the earlier of:

•	36 months after the date when the Palazzo subsidiary receives sufficient permits to begin construction of the Phase II mall; and

•	March 1, 2008.
      In the event that the Phase II mall is not substantially completed on or before the stated date, GGP is entitled to receive liquidated damages in the amount of $5,000 per day for the first six months and $10,000 per day for an additional six months after the completion deadline has passed. If substantial completion has not occurred on or before one year after the above deadline, Phase II Mall Holding, LLC and the Palazzo subsidiary will be jointly and severally obligated to pay GGP liquidated damages in the amount of $100 million.

      In the event that Phase II Mall Holding, LLC, and the Palazzo subsidiary comply with all of their obligations under the development agreement and GGP fails to acquire the membership interests in the entity owning the Phase II mall, Phase II Mall Holding, LLC will be entitled to:

•	sue GGP for specific performance;

•	liquidated damages in the amount of $100 million; or

•	purchase the interest of GGP in The Grand Canal Shops mall for (a) the lesser of (i) $766.0 million and (ii) the fair market value minus (b) $100.0 million.
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

Cooperation Agreement
      Our business plan calls for each of The Venetian, The Congress Center, The Grand Canal Shops mall, The Sands Expo Center, The Palazzo and the Phase II mall, though separately owned, to be integrally related components of one facility. In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the construction of The Palazzo, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of The Sands Expo Center, The Venetian, The Grand Canal Shops mall, The Palazzo, The Congress Center and the Phase II mall, and has priority over the liens securing Las Vegas Sands, LLC’s amended and restated senior secured credit facility (the “Senior Secured Credit Facility”) and any liens securing any indebtedness of The Grand Canal Shops mall, The Sands Expo Center, The Palazzo or Phase II mall. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands. Although certain of the provisions in the cooperation agreement apply only to The Sands Expo Center, The Venetian and The Grand Canal Shops mall, it is contemplated that similar provisions will be added to the cooperation agreement with respect to The Palazzo and the Phase II mall prior to their opening.
      Operating Covenants. The cooperation agreement regulates certain aspects of the operation of The Sands Expo Center, The Grand Canal Shops mall and The Venetian. For example, under the cooperation agreement, we are obligated to operate The Venetian continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and to use The Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owner of The Grand Canal Shops mall is obligated to operate The Grand Canal Shops mall exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The

Venetian is operated in accordance with a “Venetian” theme, the owner of The Grand Canal Shops mall must operate The Grand Canal Shops mall in accordance with the overall Venetian theme.
      Maintenance and Repair. We must maintain The Venetian as well as some common areas and common facilities that are to be shared with The Grand Canal Shops mall. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owner of The Grand Canal Shops mall. We must also maintain, repair, and restore The Sands Expo Center and certain common areas and common facilities located in The Sands Expo Center. The owner of The Grand Canal Shops mall must maintain, repair, and restore The Grand Canal Shops mall and certain common areas and common facilities located in The Grand Canal Shops mall.
      Insurance. We and the owner of The Grand Canal Shops mall must also maintain minimum types and levels of insurance, including property damage, general liability, and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.
      Parking. The cooperation agreement also addresses issues relating to the use of The Venetian’s parking facilities, the use of parking facilities planned in connection with The Palazzo and easements for access. The Venetian, The Grand Canal Shops mall and The Sands Expo Center may use the parking spaces in The Venetian’s parking garage on a “first come, first served” basis, as long as each property retains use of sufficient spaces to comply with specified minimum parking standards. This means that each property shall have the right to use, at a minimum, sufficient spaces to comply with applicable laws and to conduct its business as permitted under the cooperation agreement. The Venetian’s parking garage is owned, maintained, and operated by us, with the proportionately allocated operating costs billed to the owner of The Grand Canal Shops mall. After the completion of the parking garage to be built in connection with The Palazzo, The Venetian, The Grand Canal Shops mall, The Sands Expo Center and, when completed, the Phase II mall will have the right to use The Palazzo parking garage, with the operating costs proportionately allocated among each facility. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.
      Utility Easement. All property owners have also granted each other all appropriate and necessary easement rights to utility lines servicing The Venetian, The Grand Canal Shops mall, The Palazzo, the Phase II mall and the Sands Expo Center.
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
      Sale of The Grand Canal Shops mall by GGP. Our consent is required to any sale of The Grand Canal Shops mall by GGP or the sale of certain ownership interests in The Grand Canal Shops mall by GGP until the earlier to occur of the substantial completion of The Palazzo and January 31, 2007. We have a right of first offer, both before and after the dates set forth in the previous sentence, in connection with a proposed sale of The Grand Canal Shops mall by GGP. We also have the right to receive notice of any default of GGP sent by its mortgagee, if any, and the right to cure such default subject to our meeting certain net worth tests.

HVAC Services Agreement and Related Documents
      Sempra Energy Solutions is the heating, ventilation, and air conditioning (“HVAC”) provider to The Venetian and The Sands Expo Center. It is a California company and is a subsidiary of Sempra Energy, a utility holding company. Thermal energy (i.e., heating and air conditioning) is provided to The Venetian and The Sands Expo Center by the HVAC provider using certain heating and air conditioning-related and other equipment (the “HVAC Equipment”). In addition, the HVAC provider provides us with other energy-related services. The central HVAC plant is located on land owned by us, which land has been leased to the HVAC provider for a nominal annual rent. The HVAC plant and equipment is owned by the HVAC provider, and the HVAC provider has been granted appropriate easements and other rights so as to be able to use the HVAC plant and the HVAC equipment to supply thermal energy to The Venetian (including The Grand Canal Shops mall) and The Sands Expo Center (and, potentially, other buildings). The HVAC provider paid all costs (“HVAC costs”) in connection with the purchase and installation of the HVAC plant and equipment, which costs totaled $70 million. The HVAC provider has entered into separate service contracts (collectively, the “HVAC service agreements”) with Venetian Casino Resort, LLC, Interface Group-Nevada, Inc. (“Interface Group-Nevada”) and the owner of The Grand Canal Shops mall, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component that enables the HVAC provider to recover 85% of the HVAC costs over the initial term of the service contracts, with interest at a fixed annual rate of 7.1%. In addition, the users reimburse the HVAC provider for the annual cost of operating and maintaining the HVAC equipment and providing certain other energy related services, and pay the HVAC provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the owner of The Grand Canal Shops mall is liable for the obligations of each mall tenant. The HVAC service agreements expire in 2009, at which time the users will have the right, but not the obligation, to collectively either extend the term of their agreements for five years (with a second, additional five-year renewal option) each or purchase the HVAC plant and equipment in accordance with purchase provisions set forth in the HVAC service agreements.

ITEM 1A. —	RISK FACTORS
      You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
Risks Related to Our Business

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
      Consumer demand for hotel casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fears of war, future acts of terrorism, general economic conditions, disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for the luxury products and leisure services we offer, thus imposing practical limits on pricing and harming our operations.

Our business is sensitive to the willingness of our customers to travel. Acts of terrorism and developments in the conflict in Iraq could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our financial condition, results of operations or cash flows.
      We are dependent on the willingness of our customers to travel. A substantial number of our customers for The Venetian use air travel to come to Las Vegas. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas, including to The Venetian and The Sands Expo Center. In addition, developments in the conflict in Iraq could have a similar effect on domestic and international travel. Most of our customers travel to reach either The Venetian or The Sands Macao. Only a small amount of our business is generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows.

An outbreak of highly infectious disease could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
      In 2003, Taiwan, China, Hong Kong, Singapore and certain other regions experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome (“SARS”). As a result of the outbreak, there was a decrease in travel to and from, and economic activity in, affected regions, including Macao. In addition, there have been recent fears concerning the spread of an “avian flu” in Asia. Potential future outbreaks of SARS, avian flu or other highly infectious diseases may adversely affect the number of visitors to The Sands Macao, The Venetian, The Sands Expo Center and other properties we are developing in Las Vegas or Macao and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.
      Our ongoing and future construction projects, such as The Palazzo and The Venetian Macao, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and /or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of The Palazzo and The Venetian Macao or other projects.
      We have not entered into a fixed-price or guaranteed maximum price contract with a single construction manager or general contractor for the construction of The Palazzo or The Venetian Macao. As a result, we will rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor will put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required to complete The Palazzo or The Venetian Macao, we may not be able to open or complete these projects, which may have an adverse impact on our business and prospects for growth.
      The anticipated costs and completion dates for The Palazzo and The Venetian Macao are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and that are subject to change as the design, development and construction documents are finalized and more actual construction work is performed. A failure to complete The Palazzo or The Venetian Macao on budget or on schedule may adversely affect our financial condition, results of operations or cash flows. “— Risks Associated with our International Operations — We are required to build and open The Venetian Macao and a convention center by December 2007. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Sands Macao or any other facilities developed under the subconcession.”
      We are finalizing commitments for a $2.5 billion facility for the partial financing of The Sands Macao expansion, The Venetian Macao and our other Cotai Strip developments, but we do not yet have any commitments for that financing. A significant portion of The Sands Macao’s cash flows will also be used to finance the construction of The Venetian Macao. If The Sands Macao’s cash flows are not sufficient, or if this contemplated credit facility is not obtained, additional equity or debt financings may be needed to finance the remainder of the construction of The Venetian Macao.
      In addition, this credit facility will not cover all of the costs of our other Cotai Strip developments. We have not yet finalized our plans for all our Cotai Strip developments or our estimate of the costs of all these developments. We expect that the construction of the other Cotai Strip developments will require significant additional debt and/or equity financings. Therefore, we cannot assure you that we will obtain all the financing required for the construction and opening of The Sands Macao expansion, The Venetian Macao or our other Cotai Strip developments.
      In addition, the debt agreements into which Las Vegas Sands, LLC and its subsidiaries have entered to fund the construction of The Palazzo contain significant conditions that must be satisfied in order for Las Vegas Sands, LLC and its subsidiaries to be able to use the proceeds available under these facilities, including:

•	having sufficient funds available so that construction costs of The Palazzo are “in balance” for purposes of the debt instruments;

•	obtaining various consents and other agreements from third parties, including trade contractors; and

•	other customary conditions.
      The failure to obtain the necessary financing, or satisfy these funding conditions, could adversely affect our ability to construct The Palazzo, The Venetian Macao and our other planned Cotai Strip developments.

Because we are currently dependent upon three properties in two markets for all of our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.
      We currently do not have material assets or operations other than The Venetian, The Sands Expo Center and The Sands Macao. As a result, we will be entirely dependent upon these properties for all of our cash flow until we complete the development of other properties.
      Given that our operations are currently conducted at two properties in Las Vegas and one property in Macao and that a large portion of our planned future development is in Las Vegas and Macao, we will be subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including the risk of typhoons in the South China region or outbreaks of infectious diseases;

•	an increase in the cost of electrical power for The Venetian and The Sands Expo Center as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid; and

•	a decline in the number of visitors to Las Vegas or Macao.

Our substantial debt could impair our financial condition, results of operations or cash flows.
      We are highly leveraged and have substantial debt service obligations. As of December 31, 2005, on a pro forma basis assuming all of the $250.0 million Phase II mall construction loan had been fully drawn, we would have had approximately $1.85 billion of indebtedness outstanding. In addition, as of December 31, 2005, we had approximately $369.0 million of available borrowings under the $450.0 million revolving credit facility of Las Vegas Sands, LLC’s Senior Secured Credit Facility. We expect to incur $2.5 billion of additional debt under a new credit facility for the partial funding of The Sands Macao expansion and the construction of The Venetian Macao and our other Cotai Strip developments. Because a portion of The Sands Macao’s cash flows is also expected to be used to finance the construction of The Venetian Macao, we may need to incur additional debt to finance The Venetian Macao if The Sands Macao’s cash flows are not sufficient. In addition, we also expect that our other Cotai Strip developments will be financed in large part by additional debt. See “— There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.”
      This substantial indebtedness could have important consequences to us. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

•	require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds available for our operations;

•	limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	subject us to higher interest expense in the event of increases in interest rates to the extent a portion of our debt is and will continue to be at variable rates of interest.

The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take certain actions.
      Our and our subsidiaries’ current debt instruments contain, and any future debt instruments, including the debt instruments for the financing of The Venetian Macao and our other Cotai Strip developments, likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us or our subsidiaries.
      Las Vegas Sands, LLC’s Senior Secured Credit Facility includes, and the proposed new credit facility for the construction of The Venetian Macao is expected to include, covenants restricting, among other things, the ability of Las Vegas Sands, LLC or VML, respectively, to:

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
      Las Vegas Sands, LLC’s Senior Secured Credit Facility also includes financial covenants, including requirements that Las Vegas Sands, LLC satisfy:

•	a minimum consolidated net worth test;

•	a maximum consolidated capital expenditure test;

•	a minimum consolidated interest coverage ratio; and

•	a maximum consolidated leverage ratio.
      VML’s proposed new credit facility for the construction of The Venetian Macao is also expected to include financial covenants, including requirements that VML satisfy:

•	a minimum consolidated EBITDA test for a period of time, and from and after certain construction and operational thresholds are met, a minimum consolidated interest coverage ratio test and a maximum consolidated leverage ratio test; and

•	a maximum consolidated capital expenditure test.
      The indenture governing our $250.0 million in aggregate principal amount of 6.375% senior notes also restricts, among other things, our ability to incur liens and enter into certain sale and lease-back transactions.
      Our future debt or other contracts could contain financial or other covenants more restrictive than those applicable under the above instruments.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.
      Although we have all-risk property insurance for The Venetian, The Sands Expo Center and The Sands Macao covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance coverage for The Venetian and The Sands Expo Center is in an amount that is significantly less than the expected replacement cost of rebuilding the complex if there was a total loss. Our level of insurance coverage for The Venetian and The Sands Expo Center may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.
      We also have builder’s risk insurance for The Palazzo and The Venetian Macao that provides coverage during their construction for damage caused by a casualty loss (such as fire and natural disasters). In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder’s risk insurance coverage for The Palazzo and The Venetian Macao may not be adequate to cover all losses in the event of a major casualty. In addition, delays occasioned by major casualty events may adversely affect our ability to meet the deadlines imposed by the Macao government to complete The Venetian Macao and the convention center we are building in Macao. We are not insured against this risk.
      In addition, although we currently have insurance coverage for occurrences of terrorist acts with respect to The Venetian, The Sands Expo Center and The Sands Macao and for certain losses that could result from these acts, our terrorism coverage is subject to the same risks and deficiencies as those described above for our all-risk property coverage. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on our operations.

      In addition to the damage caused to our property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in such event.
      We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that the situation in Iraq, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.
      Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements. See “— Risks Associated with Our International Operations — The Macao government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.”

We depend on the continued services of key managers and employees. If we do not retain our key personnel or attract and retain other highly skilled employees, our business will suffer.
      Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Mr. Adelson. Mr. Adelson, William P. Weidner, Bradley H. Stone, Robert G. Goldstein, Scott D. Henry and Bradley K. Serwin have each entered into employment agreements. However, we cannot assure you that any of these individuals will remain with us. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We are controlled by a principal stockholder whose interest in our business may be different than yours.
      Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members beneficially own approximately 86.0% of our outstanding common stock. On February 14, 2006, we filed a registration statement on Form S-1 for an underwritten secondary stock offering of 55 million shares by certain trusts for the benefit of Mr. Adelson and his family. Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members will beneficially own approximately 70.4% of our outstanding common stock following the completion of the offering (excluding options and assuming the underwriters do not exercise their option to purchase an additional 8,250,000 shares of common stock). Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. Because Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members own more than 50% of the voting power of our company, we are considered a controlled company under the New York Stock Exchange listing standards. As such, the NYSE corporate governance requirements that our board of directors and our compensation committee be independent do not apply to us. As a result, the ability of our independent directors to influence our business policies and affairs may be reduced. The interests of Mr. Adelson may conflict with your interests.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
      We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements, including Las Vegas Sands, LLC’s Senior Secured Credit Facility, limit or prohibit certain payments of dividends or other distributions to us. We expect that the debt instruments for the financing of The Venetian Macao and our other Cotai Strip developments will contain similar restrictions.

We are currently in the development stage of several projects that are subject to a variety of contingencies that may ultimately prevent the realization of such plans.
      We have several new projects in development, including building and operating six casino resort developments on the Cotai Strip in addition to The Venetian Macao. These projects are subject to a number of contingencies. For example, we cannot assure you that the Macao government will approve our master plan for the development of those Cotai properties or that we will raise all the financing required for the completion of these projects. See “— There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.” In addition, although we expect that several of the hotel properties will be managed or developed by third parties, we cannot assure you that we will reach satisfactory agreements with third parties to manage or develop these properties.
      We are also exploring opportunities for casino gaming operations in certain other domestic and foreign jurisdictions, such as Singapore, the United Kingdom and Pennsylvania (where we are participating in a joint venture to develop a gaming and retail complex in Bethlehem, Pennsylvania). We are also exploring the development of a leisure and convention destination resort on Hengqin Island in China. In a number of jurisdictions, such as the United Kingdom, Singapore and Pennsylvania, current laws do not permit unlimited licenses for casino gaming of the type we propose to develop and we are competing for a limited number of available licenses. These projects are subject to a number of contingencies, including, but not limited to, adverse developments in applicable legislation, our ability to procure necessary governmental licenses and/or approvals, our ability to reach satisfactory, final agreements with necessary third parties or meet the conditions provided for thereunder, and our ability to raise sufficient financing to fund such projects. In addition, luxury casino resort projects require substantial amounts of capital.
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

Risks Associated with Our Las Vegas Operations

We face significant competition in Las Vegas which could materially adversely affect our financial condition, results of operations or cash flows. Some of our competitors have substantially greater resources and access to capital than we have and several of them are expanding or renovating their facilities. In addition, any significant downturn in the trade show and convention business would significantly and adversely affect our mid-week occupancy rates and business.
      The hotel, resort and casino business in Las Vegas is highly competitive. The Venetian competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Las Vegas Strip and in and near Las Vegas. Competitors of The Venetian include major resorts on the Las Vegas Strip, such as the Wynn Las Vegas Resort, the Bellagio, the Mandalay Bay Resort & Casino and Paris Las Vegas. We also compete, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of our competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than we have. In particular, the recent merger of Mandalay Resort Group with MGM Mirage and the recent acquisition of Caesar’s Entertainment Inc. by Harrah’s Entertainment created the world’s two largest gaming companies.
      According to the LVCVA, there were approximately 133,186 hotel and motel rooms in Las Vegas as of December 31, 2005. Various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. For example, Wynn Resorts Limited has recently announced plans to add a second hotel tower at the Wynn Las Vegas Resort which is expected to include approximately 2,000 rooms, consisting of approximately 150 suites and approximately 1,850 guest rooms and additional casino, retail and convention space that is expected to open in the second half of 2008. In addition, a renovation and rebranding of the approximately 2,600-room Aladdin is expected to be completed in October 2006. MGM Mirage has also recently announced plans to develop and build a multi-billion dollar urban complex known as Project CityCenter consisting of hotels and condominium towers, and casino and retail, dining and entertainment venues. The first phase of Project CityCenter, is expected to open in 2009. Boyd Gaming Corporation also recently announced plans to develop Echelon Place, a four hotel complex occupying 63 acres on the Las Vegas Strip and containing 5,300 guest rooms and suites. The development is scheduled to open in 2010. A newly formed company, Fontainebleau Resorts, also plans to build a 4,000-room hotel and casino on the north end of the Las Vegas Strip. This project is expected to open in 2008. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.
      We also compete with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video gaming machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near The Venetian could have an adverse effect on our results of operations.
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
      As a result of the large number of trade shows and conventions held in Las Vegas, The Sands Expo Center and The Congress Center provide recurring demand for mid-week room nights for business travelers who attend these events. The attendance level at the trade shows and conventions that we host contributes to our higher-than-average mid-week occupancy rates. The Sands Expo Center and The Congress Center presently compete with other large convention centers, including convention centers in Las Vegas and other cities. Competition will be increasing for The Congress Center and The Sands Expo Center as a result of planned additional convention and meeting facilities, as well as the enhancement or expansion of existing convention and meeting facilities, in Las Vegas. The LVCC, an approximately 3.2 million square foot convention and exhibition space facility, and the Mandalay Bay Convention Center, an approximately 1.8 million square foot convention center, will continue to be major competitors of The Sands Expo Center and will be able to solely host many large trade shows which had previously split space between the LVCC and The Sands Expo Center. In February 2006, the LVCVA approved an approximately $737 million project to expand and upgrade the LVCC, which is expected to be completed in 2010. In addition, Boyd Gaming Corporation’s Echelon Place is expected to include approximately 1.0 million square feet of convention and meeting space when it opens in 2010. Moreover, management anticipates increased competition from the MGM Grand Hotel and Casino and the Mirage, which have significant conference and meeting facilities. Also, cities such as Boston, Orlando and Pittsburgh are in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities that may materially adversely affect us. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse impact on our financial position, results of operations or cash flows.

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
      Although we currently are registered with, and Las Vegas Sands, LLC and Venetian Casino Resort, LLC currently hold gaming licenses issued by, the Nevada gaming authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations.
      In addition, the Nevada gaming authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada gaming authorities could require the closing of the casino, which would have a material adverse effect on our business. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our financial condition, results of operations or cash flows.
      The Nevada State Gaming Control Board investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions.
      For a more complete description of the gaming regulatory requirements affecting our business, see “Item 1 — Business — Regulation and Licensing.”

Certain beneficial owners of our voting securities may be required to file an application with, and be investigated by, the Nevada gaming authorities, and the Nevada Gaming Commission may restrict the ability of a beneficial owner to receive any benefit from our voting securities and may require the disposition of shares of our voting securities, if a beneficial owner is found to be unsuitable.
      Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring the filing. Under certain circumstances, an “institutional investor” as defined under the regulations of the Nevada Gaming Commission, which acquires beneficial ownership of more than 10% but not more than 15% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Gaming Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting the investigation.
      Any person who fails or refuses to apply for a finding of suitability as a beneficial owner of our voting securities within 30 days after being ordered to do so by the Nevada gaming authorities may be found unsuitable. Any stockholder found unsuitable by the Nevada Gaming Commission to be a beneficial owner of our voting securities and who continues to hold, directly or indirectly, beneficial ownership of our voting securities beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a beneficial owner of our voting securities or to have any other relationship with us or a licensed subsidiary, we or any of the licensed subsidiaries:

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
      For a more complete description of the Nevada gaming regulatory requirements applicable to beneficial owners of our voting securities, see “Item 1 — Business — Regulation and Licensing — State of Nevada.”

The construction and operation of The Palazzo could have an adverse effect on The Venetian.
      We have commenced construction on The Palazzo, which will consist of a hotel, casino, restaurant, dining and entertainment complex, and meeting and conference center space on an approximately 14 acre site adjacent to The Venetian. Although we intend to construct The Palazzo with minimal impact on The Venetian, we cannot guarantee that the construction will not disrupt the operations of The Venetian or that it will be implemented as planned. Therefore, the construction of The Palazzo may adversely impact the businesses, operations and revenues of The Venetian. We also cannot assure you that The Palazzo will be as financially successful as The Venetian. If demand for the additional hotel rooms at The Palazzo is not strong, the lack of demand may adversely affect the occupancy rates and room rates realized by us. In addition, because the business concept for The Palazzo is very similar to that of The Venetian, there may not be enough demand to fill the combined hotel room capacity of The Palazzo and The Venetian.

Our failure to substantially complete construction of the Phase II mall by an agreed-upon deadline will result in our having to pay substantial liquidated damages and cause an event of default under our debt instruments.
      Under our agreement with GGP, we have agreed to substantially complete construction of the Phase II mall before the earlier of 36 months after the date on which sufficient permits are received to begin construction of the Phase II mall and March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that we do not substantially complete construction of the Phase II mall on or before the earlier of these two dates (as these dates may be extended as described in the preceding sentence), we must pay liquidated damages of $5,000 per day, for up to six months, until substantial completion (increasing to $10,000 per day, for up to the next six months, if substantial completion does not occur by the end of six months after the completion deadline). If substantial completion has not occurred on or before one year after the deadline, we will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II mall by the agreed-upon deadline would constitute an event of default under Las Vegas Sands, LLC’s Senior Secured Credit Facility and related disbursement agreement.

If we are unable to maintain an acceptable working relationship with GGP and/or if GGP breaches any of its material agreements with us, there could be a material adverse effect on our financial condition, results of operations or cash flows.
      We have entered into agreements with GGP under which, among other things:

•	GGP has agreed to purchase the Phase II mall from us;

•	GGP has agreed to operate The Grand Canal Shops mall subject to, and in accordance with, the cooperation agreement;

•	leases for the Phase II mall, a joint opening date of the Phase II mall and The Palazzo and certain aspects of the design of the Phase II mall must be jointly approved by us and GGP; and

•	we lease from GGP certain office space and space located within The Grand Canal Shops mall, in which we built the Blue Man Group theater (which opened in October 2005) and in which the canal and the gondola retail store are located.

      Each of the above-described agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP. For example:

•	if we are unable to agree with GGP on leases for the Phase II mall, the purchase price we will ultimately be paid for the Phase II mall could be substantially reduced, and there would, at least for a certain period of time, be an empty or partially empty mall within The Palazzo;

•	the success of the opening of The Palazzo may be adversely affected if there is not an agreed-upon joint opening date for The Palazzo and the Phase II mall;

•	completion of the construction of the Phase II mall would be delayed during any period of time that we are not in agreement with GGP as to certain design elements of the Phase II mall; and

•	the cooperation agreement that will govern the relationship between the Phase II mall and The Palazzo requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

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
      At The Venetian, credit play is significant while at The Sands Macao table games play is primarily cash play. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2005, our table games drop at The Venetian was approximately 60.9% from credit-based guest wagering. The default rate on credit extended to our table gaming customers at The Venetian was approximately 0.43% of the total amount of credit for the three years ended December 31, 2005. In the past, individual gaming receivables have ranged as high as $10.0 million for a single player. These large receivables could have a significant impact on our operating results if deemed uncollectible.
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
Risks Associated with Our International Operations

Conducting business in Macao has certain political and economic risks which may affect the financial condition, results of operations or cash flows of our Asian operations.
      We currently own and operate a casino in Macao and are developing and plan to operate one or more hotels, additional casinos and convention centers in Macao, including The Venetian Macao. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and throughout the rest of China and by changes in policies of the government or changes in laws and regulations or the interpretations thereof. Our operations in Macao are also exposed to the risk of changes in laws and policies that govern operations of Macao-based companies. Tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely affecting our profitability after tax. Further, the percentage of our gross gaming revenues that we must contribute annually to the Macao authorities is subject to change in 2010. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.
      As we expect a significant number of consumers to come to The Sands Macao and The Venetian Macao from China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or reversal of China’s current policies of liberalizing restrictions on travel and currency movements could adversely impact the number of visitors from China to our Macao properties as well as the amounts they are willing to spend in the casino.
      Current Macao laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macao. However, these laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, that differ from our interpretation, which could have a material adverse effect on our financial condition, results of operations or cash flows.
      In addition, our activities in Macao are subject to administrative review and approval by various agencies of the Macao government. We cannot assure you that we will be able to obtain all necessary approvals, which may materially affect our long-term business strategy and operations. Macao law permits redress to the courts with respect to administrative actions. However, such redress is largely untested in relation to gaming issues.

We are required to build and open The Venetian Macao and a convention center by December 2007. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Sands Macao or any other facilities developed under the subconcession.
      Under our subconcession agreement, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. Construction of The Venetian Macao is subject to significant development and construction risks, including construction, equipment and staffing problems or delays and difficulties in obtaining required materials, licenses, permits and authorizations from governmental regulatory authorities, not all of which have been obtained. Construction projects are subject to cost overruns and delays caused by events not within our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. We currently have no commitment for the financing of The Venetian Macao or our other Cotai Strip developments. In addition, our ability to incur additional debt or to make investments in the entity constructing The Venetian Macao is limited under the terms of the debt instruments of Las Vegas Sands LLC and may prevent us from fulfilling our construction obligations. See “— Risks Related to Our Business — The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take some actions” and “— Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.” We are currently scheduled to open The Venetian Macao in mid-2007. We have recently received an extension of the original completion deadline from the Macao authorities. Although we believe that we will be able to complete these projects by the December 2007 deadline or obtain another extension of the deadline, if we fail to do so, the Macao government has the right, after consultation with our concessionaire, Galaxy, to unilaterally terminate our subconcession to operate The Sands Macao or any of our other casino operations in Macao, without compensation to us. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our results of operations and financial condition.

We are constructing The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and construction of The Venetian Macao and would not be able to open and operate that facility as planned.
      Land concessions in Macao generally have terms of 25 years, with automatic extensions of 10 years thereafter and there are common formulas generally used to determine the cost of these land concessions. We have not yet obtained a land concession from the Macao government for the site of The Venetian Macao (which we are currently constructing) and the Four Season hotel. We are currently in the process of negotiating with the Macao government to obtain the land concession. We believe that the delay in obtaining this land concession is due to the fact that we have not yet submitted to the Macao government complete detailed plans for the development of all portions of this site. Although there can be no certainty, we expect to finalize our negotiations with the government and obtain a land concession for the site of The Venetian Macao and the Four Seasons soon after we finalize and submit to the Macao government our development plans for the entire site.

      If we do not obtain a land concession for the site of The Venetian Macao and the Four Seasons hotel, we will not be able to open and operate these projects. We have made significant investments in building the site for, and in constructing, The Venetian Macao and could lose all or a substantial part of this investment if we do not obtain a land concession. We also cannot assure you that we will obtain a land concession on favorable economic terms or at all.

The Macao government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.
      The Macao government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of serious non-compliance by VML with its basic obligations under the subconcession and applicable Macao laws. The following reasons for termination are included in the subconcession:

•	the operation of gaming without permission or operation of business which does not fall within the business scope of the subconcession;

•	suspension of operations of our gaming business in Macao without reasonable grounds for more than seven consecutive days or more than 14 non-consecutive days within one calendar year;

•	unauthorized transfer of all or part of our gaming operations in Macao;

•	failure to pay taxes, premiums, levies or other amounts payable to the Macao government;

•	failure to resume operations following the temporary assumption of operations by the Macao government;

•	repeated failure to comply with decisions of the Macao government;

•	failure to provide or supplement the guarantee deposit or the guarantees specified in the subconcession within the prescribed period;

•	bankruptcy or insolvency of VML;

•	fraudulent activity by VML;

•	serious and repeated violation by VML of the applicable rules for carrying out casino games of chance or games of other forms or the operation of casino games of chance or games of other forms;

•	the grant to any other person of any managing power over VML; or

•	failure by a controlling shareholder in VML to dispose of its interest in VML following notice from the gaming authorities of another jurisdiction in which such controlling shareholder is licensed to operate casino games of chance to the effect that such controlling shareholder can no longer own shares in VML.
      These events could lead to the termination of our subconcession without compensation to us regardless of whether they occurred with respect to us or with respect to our affiliates who will operate our Macao properties. Upon such termination, all of our casino gaming operations and related equipment in Macao would be automatically transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. In many of these instances, the subconcession agreement does not provide a specific cure period within which any such events may be cured and, instead, we would rely on consultations and negotiations with the Macao government to give us an opportunity to remedy any such default. In addition, the subconcession agreement contains various general covenants and obligations and other provisions, the determination as to compliance with which is subjective. We cannot assure you that we will perform such covenants in a way that satisfies the requirements of the Macao government and, accordingly, we will be dependent on our continuing communications and good faith negotiations with the Macao government to ensure that we are performing our obligations under the subconcession in a manner that would avoid a default thereunder.

      Our subconcession also allows the Macao government to request various changes in the plans and specifications of our Macao properties and to make various other decisions and determinations that may be binding on us. For example, the Macao government has the right to require that we contribute additional capital to our Macao subsidiaries or that we provide certain deposits or other guarantees of performance in any amount determined by the Macao government to be necessary. VML is limited in its ability to raise additional capital by the need to first obtain the approval of the Macao gaming and governmental authorities before raising certain debt or equity. As a result, we cannot assure you that we will be able to comply with these requirements or any other requirements of the Macao government or with the other requirements and obligations imposed by our subconcession.
      Furthermore, pursuant to the subconcession agreement, we are obligated to comply not only with the terms of that agreement, but also with laws and regulations that the Macao government might promulgate in the future. We cannot assure you that we will be able to comply with any such order or that any such order would not adversely affect our ability to construct or operate our Macao properties. If any disagreement arises between us and the Macao government regarding the interpretation of, or our compliance with, a provision of the subconcession agreement, we will be relying on the consultation process with the applicable Macao governmental agency described above. During any such consultation, however, we will be obligated to comply with the terms of the subconcession agreement as interpreted by the Macao government.
      Our failure to comply with the terms of our subconcession in a manner satisfactory to the Macao government could result in the termination of our subconcession. Under our subconcession, we would not be compensated if the Macao government decided to terminate the subconcession because of our failure to perform. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right in 2017.
      Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all of our casino operations and related equipment in Macao will be automatically transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

Our Macao operations face intense competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.
      The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. In addition, we expect competition to increase in the near future from local and foreign casino operators. SJM, which currently operates 16 gaming facilities in Macao, had a commitment to invest at least 4.7 billion patacas (approximately $563.4 million at exchange rates in effect on December 31, 2005) in gaming, entertainment and related projects in Macao by March 31, 2009. These projects include the upgrade of the Lisboa Hotel, Macao’s largest hotel with approximately 1,000 rooms, the Fisherman’s Wharf entertainment complex, which opened on December 31, 2005, and a potential new casino hotel project. SJM also announced the construction of Oceanus, an $800.0 million casino complex near the ferry terminal in Macao, scheduled to open in 2009. According to press reports, Melco International Development, a company managed by Lawrence Ho (the son of SJM’s Managing Director Stanley Ho), has entered into an agreement with Publishing and Broadcasting Ltd., Australia’s biggest casino owner, under which Publishing and Broadcasting Ltd. will own a minority stake in Stanley Ho’s Park Hyatt hotel and casino development in Macao. Melco has also announced a $1.0 billion “City of Dreams” project, which will include casino, hotel, retail, entertainment and apartment space adjacent to the Cotai Strip and is scheduled to open in 2008. In addition, MGM Mirage has entered into a joint venture agreement with Stanley Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate a major hotel-casino resort in Macao. In April 2005, MGM Mirage obtained a subconcession allowing it to conduct gaming operations in Macao. Construction on the MGM Grand Macao, which is estimated to cost approximately $1.0 billion, began in the second quarter of 2005 and the resort is scheduled to open in the second half of 2007.
      In addition, Wynn Macau, a subsidiary of our competitor, Wynn Resorts, Limited, a Las Vegas casino operator, has also received a concession from the Macao government, which requires it to construct and operate one or more casino gaming properties in Macao, including a full-service casino resort by the end of 2006, and to invest at least 4.0 billion patacas (approximately $479.5 million at exchange rates in effect on December 31, 2005) in Macao-related projects by June 27, 2009. Wynn Macau is constructing a facility that is expected to open in fall 2006 and will include an approximately 600-room hotel, a casino and other non-gaming amenities. Wynn Macau recently announced plans to expand the property to include additional gaming space. The expansion is scheduled to open by the third quarter of 2007. The estimated cost of the project, including the expansion, is approximately $1.1 billion. Wynn Macau also has announced plans to build up to three resorts on the Cotai Strip but has not yet publicly provided details of these proposed projects. SJM competes, and Wynn Macau will compete, directly with our Macao operations.
      Under its concession, Galaxy is also obligated to invest 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in development projects in Macao by June 2012. Galaxy currently operates one small casino in Macao.
      We will also compete to some extent with casinos located elsewhere in Asia, such as Malaysia’s Genting Highlands, as well as gaming venues in Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Hong Kong, Singapore, Japan, Taiwan and Thailand. We also expect competition from cruise ships operating out of Hong Kong and other areas of Asia that offer gaming. The proliferation of gaming venues in Southeast Asia could significantly and adversely affect our financial condition, results of operations or cash flows.

The Macao government could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations or cash flows.
      We hold a subconcession under one of only three gaming concessions authorized by the Macao government to operate casinos in Macao. The Macao government is precluded from granting any additional gaming concessions until 2009. However, we cannot assure you that the laws will not change and permit the Macao government to grant additional gaming concessions before 2009. In addition, the Macao government may permit existing concessionaires to grant subconcessions. In April 2005, MGM Mirage’s joint venture obtained a subconcession under SJM’s existing concession allowing it to conduct gaming operations in Macao. If the Macao government were to allow additional competitors to operate in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We may not be able to attract and retain professional staff necessary for our existing and future properties in Macao.
      Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees. There is significant competition in Macao for employees with the skills required to perform the services we offer and competition for such persons is likely to increase. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees. If we are unable to attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macao could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are dependent upon gaming junket operators for a significant portion of our gaming revenues in Macao.
      Junket operators, who organize tours, or junkets, for high roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macao. With the rise in gaming in Macao, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, our ability to grow our gaming revenues will be hampered and we will have to seek alternative ways to develop relationships with high roller customers, which may not be as profitable as our junket programs.
      In addition, the quality of junket operators is important to our reputation and our ability to continue to operate in compliance with our gaming licenses. While we strive for excellence in our associations with junket operators, we cannot assure you that the junket operators with whom we are associated will meet the high standards we insist upon. If a junket operator falls below our standards, we may suffer reputational harm, as well as worsening relationships with, and possibly sanctions from, gaming regulators with authority over our operations.

Our business could be adversely affected by the limitations of the pataca exchange markets and restrictions on the export of the renminbi.
      Our revenues in Macao are denominated in patacas, the legal currency of Macao, and Hong Kong dollars. Although currently permitted, we cannot assure you that patacas will continue to be freely exchangeable into U.S. dollars. Also, because the currency market for patacas is relatively small and undeveloped, our ability to convert large amounts of patacas into U.S. dollars over a relatively short period may be limited. As a result, we may experience difficulty in converting patacas into U.S. dollars.
      We are currently prohibited from accepting wagers in renminbi, the currency of China. There are currently restrictions on the export of the renminbi outside of mainland China, including to Macao. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations.
      On July 21, 2005, the People’s Bank of China announced that the renminbi will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. The Macao pataca is pegged to the Hong Kong dollar. Certain Asian countries have publicly asserted their desire to eliminate the peg of the Hong Kong dollar to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar and the Macao pataca will continue to be pegged to the U.S. dollar or that the current peg rate for these currencies will remain at the same level. The floating of the renminbi and possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate for these currencies. Any change in such exchange rates could have a material adverse effect on our ability to make payments on certain of our debt instruments. We do not currently hedge for foreign currency risk.

Certain gaming laws apply to our planned gaming activities and associations in other jurisdictions where we operate or plan to operate.
      Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the state of Nevada. We are required to comply with certain reporting requirements concerning our proposed gaming activities and associations occurring outside the State of Nevada, including Macao and other jurisdictions. We will also be subject to disciplinary action by the Nevada Gaming Commission if we:

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
      In addition, if the Nevada State Gaming Control Board determines that one of our actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, we can be required by it to file an application with the Nevada Gaming Commission for a finding of suitability of such activity or association. If the Nevada Gaming Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, we will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that our gaming activities or associations in Macao or certain other jurisdictions where we operate are unsuitable, we may be prohibited from undertaking our planned gaming activities or associations in those jurisdictions.
      The Macao gaming authorities exercise similar powers for purposes of assessing suitability in relation to our activities in jurisdictions outside of Macao.

We may not be able to monetize some of our real estate assets.
      Part of our business strategy in Macao relies upon our ability to profitably operate and/or sell certain of our real estate assets once developed, including vacation suites and retail malls, and to use the proceeds of these operations and sales to refinance in part our construction loans for these assets, as well as to provide investment capital for additional development both in Macao and elsewhere. Our ability to sell these assets will be subject to market conditions, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, we will have to seek alternative sources of capital to refinance in part our construction loans and for other investment capital. These alternative sources of capital may not be available on commercially reasonable terms or at all.

VML may have financial and other obligations to foreign workers hired by its contractors under government labor quotas.
      The Macao government has granted VML a quota to permit it to hire foreign workers. VML has effectively allocated this quota to its contractors for the construction of The Venetian Macao and other projects on the Cotai Strip. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers’ compensation laws. VML requires each contractor to whom it has allocated part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor’s failure to fulfill employer obligations. VML’s agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors complete work on the projects. We cannot assure you that VML’s contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or that the amount of any indemnification will be sufficient to pay for any obligations VML may owe to employees hired by contractors under VML’s quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.

The transportation infrastructure in Macao may need to be expanded to meet increased visitation in Macao.
      Macao is in the process of expanding its transportation infrastructure to service the increased number of visitors to Macao. If the planned expansions of transportation facilities to and from Macao are delayed or not completed, and Macao’s transportation infrastructure is insufficient to meet the demands of an increased volume of visitors to Macao, the desirability of Macao as a gaming and tourist destination, as well as the results of operations of our Macao properties, could be negatively impacted.

We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2008 and may not be extended.
      We have had the benefit of a corporate tax holiday in Macao, effective May 18, 2004, which exempts us from paying corporate income tax on profits generated by the operation of casino games. We will continue to benefit from this tax exemption through the end of 2008. We cannot assure you that this tax exemption will be extended beyond the expiration date and we do not expect this tax exemption to apply to our non-gaming activities once The Venetian Macao and our other Cotai Strip properties open.

Macao is susceptible to severe typhoons that may disrupt operations.
      Macao is susceptible to severe typhoons. Macao consists of a peninsula and two islands off the coast of mainland China. On some occasions, typhoons have caused a considerable amount of damage to Macao’s infrastructure and economy. In the event of a major typhoon or other natural disaster in Macao, our business may be severely disrupted and our results of operations could be adversely affected. Although we have insurance coverage with respect to these events, we cannot assure you that our coverage will be sufficient to fully indemnify us against all direct and indirect costs, including loss of business, that could result from substantial damage to, or partial or complete destruction of, our Macao properties or other damage to the infrastructure or economy of Macao.

ITEM 1B. —	UNRESOLVED STAFF COMMENTS
      None.
ITEM 2. — PROPERTIES
      We own an approximately 60 acre parcel of land on which The Venetian and The Sands Expo Center sit and on which The Palazzo is being constructed. We own this parcel of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances and the security interests described below.
      Las Vegas Sands, LLC’s Senior Secured Credit Facility is, subject to certain exceptions, secured by a first priority security interest (subject to permitted liens) in substantially all of Las Vegas Sands, LLC’s property. The Phase II mall construction loan is secured by first priority security interests in substantially all of the assets of Phase II Mall Subsidiary, LLC and Phase II Mall Holding, LLC. The Interface mortgage loan is secured by a first priority mortgage on The Sands Expo Center and by certain other related collateral.
      We have received a concession from the Macao government to use a six acre land site for The Sands Macao. We do not own the land site in Macao. However, the land concession, which will expire in 2028 and is renewable, grants us exclusive use of the land. The land concession requires us to pay a premium which is payable over a number of years. In addition, we are also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macao government. See the note entitled “Commitments and Contingencies — Macao Casino Projects” of our consolidated financial statements for more information on our payment obligation under this land concession.
      We commenced construction of The Venetian Macao prior to obtaining a land concession from the Macao government which holds title to the land. We created the land from a shallow bay using technology commonly used in Macao and surrounding areas for these purposes and then commenced construction of The Venetian Macao and related buildings on the new “land.” We have applied to the Macao government for a land concession for a portion of the west side of the Cotai Strip, including the site of The Venetian Macao. The land concession will require us to pay certain premiums and rent. We are in negotiation with the Macao government over the cost of the land concession. We believe we will be successful in obtaining the land concession. However, in the event we are unable to successfully conclude our negotiations with the Macao government with regard to the land underlying The Venetian Macao, we could lose all or a substantial part of our investment in the creation of the land and in constructing The Venetian Macao.
ITEM 3. — LEGAL PROCEEDINGS
      In addition to the matters described below, we are party to various legal matters and claims arising in the ordinary course of business. We do not expect that the final resolution of these ordinary course matters will have a material adverse impact on our financial position, results of operations or cash flows.
     Construction Litigation
      The construction of the principal components of The Venetian was undertaken by Lehrer McGovern Bovis, Inc. (“Bovis”) pursuant to a construction management agreement. Bovis’ obligations were guaranteed by its corporate parent companies. In 1999, Venetian Casino Resort, LLC filed a complaint against Bovis in the United States District Court for the District of Nevada relating to the construction of The Venetian. In response, Bovis filed a complaint against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada (the “State Court Action”). Commencing in 2000, the Company participated with Bovis in certain arbitration proceedings ordered by the federal court. Pursuant to an agreement between the parties, certain claims brought by Bovis relating to infrastructure for The Palazzo, which is currently under construction (the “Lido Claims”), were severed from the State Court Action and have been settled as discussed below.
      We purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of The Venetian (the “Insurance Policy”). Under the Insurance Policy, we self-insured the first $45.0 million of covered losses (excluding defense costs) and the insurance company (the “Insurer”) insured defense costs and other covered losses up to the next $80.0 million. The principal exclusions from coverage under the Insurance Policy are lien claims of Bovis’ subcontractors directly against the Company (“Direct Claims”) and the Lido Claims.
      During the year ended December 31, 2005, we paid $13.5 million and $5.8 million to resolve the Lido Claims and three Direct Claims, respectively, parts of which were applied to the $45.0 million self-insured retention amount. In addition, we entered into a global settlement (the “Agreement”) with Bovis and the Insurer. Pursuant to the Agreement, Bovis has released us from further liability to it in the litigation in exchange for certain payments described below. In addition, the Insurer agreed to indemnify us from further liability for ongoing Direct Claims, except as described below in connection with claims under the Owner Controlled Insurance Program (“OCIP”) for the project.
      Pursuant to the Agreement we paid $30.7 million, which represents the balance of our self-insured retention under the Insurance Policy, in part to Bovis and in part to a Bovis subcontractor to resolve that subcontractor’s Direct Claim. We have no further liabilities in connection with the matter, except as described below with regard to the OCIP claims.
      Pursuant to the Agreement, we assigned most of our rights to its remaining construction defect claims against Bovis’ subcontractors to the Insurer and the Insurer agreed to indemnify us and hold us harmless from all remaining exposure from outstanding Direct Claims, except for certain exposures which might be created in connection with the OCIP claims as described below. We also agreed to dismiss our construction defect claims against Bovis. In addition, we agreed with the Insurer that the Insurance Policy would be deemed satisfied and terminated upon the satisfaction of certain conditions relating to the formal dismissals of the various matters covered by the settlement.
      Under the Agreement, we retained the right to bring claims against certain Bovis subcontractors for amounts owed to us for our provision of insurance coverage to those subcontractors on the project through the OCIP. Neither Bovis nor the Insurer have indemnified us if a subcontractor against which we bring an

OCIP claim counter-claims against us in response. We have not decided at this time whether to bring any OCIP claims, however we believe any OCIP related counter-claim exposure will not be material.
      The various dismissals required by the Agreement will be filed with the appropriate courts soon and should become final during the first quarter 2006.

Litigation Relating to Macao Operations
      On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp., Las Vegas Sands Inc., Sheldon G. Adelson, and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from our Macao resort operations to the plaintiffs as well as other related claims. In March 2005, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed an amended complaint. The defendants responded with a motion to dismiss for failure to state a claim upon which relief can be granted. On August 23, 2005, the court postponed ruling on the motion to dismiss and allowed for limited discovery in order to address defendant’s assertion that plaintiffs cannot plead fraud with sufficient particularity. A hearing on the motion to dismiss has been scheduled for March  6, 2006. Other than the motion to dismiss, there is currently no pending activity in the matter. This action is in a preliminary stage and our legal counsel has advised that based on proceedings to date, the probability of recovery by the plaintiffs is remote. We intend to defend this matter vigorously.
      On January 26, 2006, Clive Basset Jones, Darryl Steven Turok a/k/a Dax Turok, and Cheong Jose Vai Chi a/k/a Cliff Cheong, filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming concession as well as other related claims. Other than the complaint which has been filed, and our answer, there is currently no pending activity in the matter. This action is in a preliminary stage and our legal counsel has advised that based on proceedings to date, the probability of recovery by the plaintiffs is remote. We intend to defend this matter vigorously.

Interface Nevada Litigation
      On October 17, 2003, Bear Stearns Funding, Inc. filed a lawsuit against our subsidiary, Interface Group-Nevada, the Company’s subsidiary that owns The Sands Expo Center. The plaintiff is seeking damages against Interface Group-Nevada for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon additional fee in connection with Interface Group-Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Group-Nevada has asserted six counter-claims against the plaintiff. The counterclaims against Bear Stearns allege that Bear Stearns’ sale of a subordinated component of the loan to a competitor constituted a breach of the loan agreement and a related agreement, that its transmission of information in connection with that sale constituted a misappropriation of Interface Group-Nevada’s trade secrets, and that it misrepresented to Interface Group-Nevada certain facts regarding the purchaser of the subordinated component. The counterclaims also allege that the Bear Stearns’ demand that Interface Group-Nevada purchase insurance not required by the loan agreement was motivated by Bear Stearns’ exclusion from participating in another financing, and that this action constituted a prima facie tort under New York law, and together with the other actions alleged in the counterclaims, constituted a breach of Bear Stearns’ duty of good faith and fair dealing. The counterclaims sought damages in an amount to be determined at trial but not less than $1.5 million, plus punitive damages of not less than $3.0 million on the fraud and prima facie tort causes of action. Plaintiff filed a motion for summary judgment on the complaint seeking (i) judgment on the complaint in the approximate amount of $1.5 million plus interest, costs and attorneys fees, and (ii) dismissal of the counterclaims other than the two breach of contract counterclaims (the “Motion”). By Opinion and Order dated March 21, 2005, the Motion was denied in part and granted in part. The Court denied Bear Stearns’ motion for judgment on the complaint, granted Bear Stearns’ motion to dismiss the counterclaims alleging misappropriation of trade secrets, prima facie tort, and fraud, and granted the request to dismiss one of the two bases of the counterclaim alleging a breach of the covenant of good faith and fair dealing. This matter is now in the discovery phase. Interface Group-Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters.

Shareholder Derivative Litigation
      Two shareholder derivative complaints, brought by plaintiffs Lily Walker and James Roberts, Jr., were filed in the District Court, Clark County, Nevada in August 2005 against Las Vegas Sands Corp. (as a nominal defendant) and several of its officers and directors, including Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, Robert G. Goldstein, Michael A. Leven, James J. Purcell, Irwin A. Siegel, Bradley H. Stone, and William P. Weidner. The two actions were consolidated under the lead case, and are now captioned “In re Las Vegas Sands Corp. Shareholder Litigation” Case No. A507820. The consolidated complaint alleges breach of fiduciary duty and unjust enrichment causes of action, including that the compensation paid to certain of the Company’s officers pursuant to their employment and other agreements was excessive, and that the approval of this compensation by certain directors was improper. The individual defendants filed a motion to dismiss the allegations of the consolidated complaint for failure to state a claim in October 2005, to which the Company filed a joinder. Following a hearing on that motion, the court dismissed the complaint on January 30, 2006 ending the matter.

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

ITEM 4. —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5. —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      The Company’s common stock began trading on the NYSE on December 14, 2004 under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated.

	High	Low

2004
Fourth Quarter
(December 14, 2004 through December 31, 2004)	$53.00	$29.00
2005
First Quarter	$50.79	$42.05
Second Quarter	$44.26	$33.70
Third Quarter	$40.62	$31.65
Fourth Quarter	$45.83	$29.69
2006
First Quarter (through March 1, 2006)	$56.77	$38.44
      As of February 24, 2006, there were 354,303,160 shares of our common stock issued and outstanding that were held by 135 stockholders of record.
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
      Our subsidiaries’ long-term debt arrangements place material restrictions on those companies’ ability to pay cash dividends to the Company. This will restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 7 — Long-Term Debt.”
      In 2004, Las Vegas Sands, Inc. declared and paid $107.9 million of dividends as tax distributions to all of its stockholders at the time, including its principal stockholder. In 2004, Las Vegas Sands, Inc. also declared a $21.1 million dividend to its stockholders which dividend was paid in January 2005. These tax distributions were made in order to provide these stockholders with funds to pay taxes attributable to taxable income of Las Vegas Sands, Inc. (including taxable income of Las Vegas Sands, Inc. associated with the sale of The Grand Canal Shops mall) that flowed through to them by virtue of Las Vegas Sands, Inc.’s status as a subchapter S corporation for income tax purposes. As a result of its conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands, Inc. (now known as Las Vegas Sands, LLC) is no longer making these tax distributions.

      Immediately prior to the July 29, 2004 acquisition of Interface Group Holding Company, Inc. (“Interface Holding”) by Las Vegas Sands, Inc., Interface Holding distributed approximately $15.2 million to its sole stockholder. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the principal stockholder of Interface Holding and $.4 million of certain fixed and other assets.
Recent Sales of Unregistered Securities
      There has not been any sales of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.
Uses of Proceeds from Registered Securities
      During the first quarter of 2005, we used $327.3 million of the approximately $738.7 million in net proceeds from our initial public offering to redeem approximately $291.1 million in principal amount of the 11% mortgage notes issued by Las Vegas Sands, Inc. and Venetian Casino Resort, LLC and to pay $36.2 million in related premiums and accrued interest and expenses. During the second quarter of 2005 we used $70.0 million of the net proceeds to redeem the VML senior secured notes. None of the amounts paid to redeem the 11% mortgage notes or the VML senior secured notes were paid to our directors, officers, general partners or their associates, to persons owning 10% or more of our equity securities or to our affiliates. In addition, during 2005, we used approximately $149.4 million (net of interest income) of the net proceeds for other general corporate purposes.

ITEM 6. —	SELECTED FINANCIAL DATA
      The historical selected financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statements of operations and cash flow data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data at December 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations and cash flow data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from the Company’s audited consolidated financial statements that do not appear herein. The balance sheet data at December 31, 2001 is derived from the Company’s unaudited consolidated financial information. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,

	2005	2004(1)	2003	2002	2001

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues(1)	$1,824,225	$1,258,570	$736,610	$657,544	$629,567
Promotional allowances	(83,313)	(61,514)	(44,856)	(34,208)	(42,594)

Net revenues	1,740,912	1,197,056	691,754	623,336	586,973
Operating expenses	(1,251,461)	(578,588)	(505,628)	(463,401)	(456,771)

Operating income	489,451	618,468	186,126	159,935	130,202
Interest expense, net	(63,181)	(130,337)	(120,317)	(121,432)	(119,007)
Other income (expense)	(1,334)	(131)	825	1,045	(1,938)
Loss on early retirement of debt(2)	(137,000)	(6,553)	—	(51,392)	(1,383)

Income (loss) before income taxes	287,936	481,447	66,634	(11,844)	7,874
Benefit (provision) for income taxes(3)	(4,250)	13,736	—	—	—

Net income (loss)	$283,686	$495,183	$66,634	$(11,844)	$7,874

Per Share Data(4)
Basic earnings (loss) per share	$0.80	$1.52	$0.21	$(0.04)	$0.02

Diluted earnings (loss) per share	$0.80	$1.52	$0.20	$(0.04)	$0.02

Dividends declared per share	$—	$0.44	$0.01	$—	$—

OTHER DATA
Capital expenditures	$860,621	$465,748	$279,948	$136,740	$56,025

	At December 31,

	2005	2004	2003	2002	2001

	(In thousands)
BALANCE SHEET DATA
Total assets	$3,879,739	$3,601,478	$1,917,035	$1,606,762	$1,363,555
Long-term debt	$1,625,901	$1,485,064	$1,525,116	$1,343,762	$945,431
Stockholders’ equity	$1,609,538	$1,316,001	$162,108	$100,384	$112,187

(1)	The Sands Macao opened on May 18, 2004.

(2)	In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS No. 145 addresses the presentation for losses on early retirements of debt in the statement of operations to the extent they do not meet the requirements of Accounting Principles Board Opinion (“APB”) No. 30. The Company has adopted SFAS No. 145 and no longer presents losses on early retirements of debt as an extraordinary item.

(3)	Prior to December 2004, Las Vegas Sands, Inc. had elected to be taxed as an S corporation and its wholly owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes.

(4)	Earnings (loss) per share and shares outstanding for all periods presented retroactively reflect the impact of the Company’s first quarter 2002 stock split and 2004 pre-initial public offering stock split. The 2002 stock split increased the number of shares of common stock outstanding from 246,080,299 to 266,032,755. The 2004 acquisition of Interface Holding from our principal stockholder increased the number of shares of common stock outstanding to 326,188,348. The 2004 initial public offering and stock option exercises increased the number of shares of common stock outstanding by 28,910,907 to 354,160,692. The impact of outstanding options to purchase 1,463,180 shares of the Company’s common stock has not been included in the computation of diluted earnings (loss) per share for the year ended December 31, 2002, as their impact would have been antidilutive. There were no options outstanding in 2001.

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements, and the notes thereto and other financial information included in this Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “— Special Note Regarding Forward-Looking Statements.”
General
      We own and operate The Venetian and The Sands Expo Center in Las Vegas, Nevada and The Sands Macao in Macao, China. We are also developing two other casino resorts: The Palazzo, which will be adjacent to and connected with The Venetian, and The Venetian Macao in Macao, China as well as additional projects on the Cotai Strip in Macao.
      We currently offer hotel, gaming, dining, entertainment, retail, spa and other amenities at The Venetian, convention and trade show space at The Sands Expo Center and gaming, dining and VIP suites at The Sands Macao. Approximately 43.7% of our gross revenue at The Venetian in 2005 was derived from gaming and 37.9% was derived from hotel rooms. The percentage of gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. Approximately 95.7% of The Sands Macao’s gross revenue in 2005 was derived from gaming activities with the remainder primarily derived from food and beverage services.

Las Vegas Projects
      The Palazzo is currently under construction and is expected to open during the summer of 2007. The cost of The Palazzo could reach as high as $1.8 billion (exclusive of land), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in The Palazzo. On August 20, 2004, we entered into a $1.0 billion senior secured credit facility (the “Prior Senior Secured Credit Facility”) to, among other things, finance The Palazzo’s construction costs. On February 22, 2005, we entered into the Senior Secured Credit Facility, which amended and restated the Prior Senior Secured Credit Facility and increased the size of the facility to $1.6 billion. In addition, on September 30, 2004, we entered into a $250.0 million Phase II Mall Construction Loan to fund a portion of the Phase II mall construction costs. See “— Aggregate Indebtedness and Contractual Obligations.” We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility and $200.0 million from the Term B Delayed Draw Facility from the Senior Secured Credit Facility, $221.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under the Revolving Facility under the Senior Secured Credit Facility and operating cash flow to fund the development and construction costs for The Palazzo (including the Phase II mall) and to pay related fees and expenses.

Macao Projects
      We are building The Venetian Macao, a 3,000 all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We are also obligated to invest at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in various development projects in Macao by June 2009. As of December 31, 2005, we had spent more than the required minimum amount. We currently expect to open The Venetian Macao in mid-2007. If we fail to meet the December 2007 deadline we could lose our right to continue to operate The Sands Macao or any other facilities development under our Macao gaming subconcession and our investment to date in The Venetian Macao could be lost. In addition, we are constructing The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and construction of The Venetian Macao and would not be able to open and operate that facility as planned.
      In addition, we broke ground in October 2005 on an expansion of The Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 65.0%. Construction of The Venetian Macao and the expansion of The Sands Macao is progressing according to plan. In connection with the development of The Venetian Macao, we are sponsoring a master plan for the development of multiple properties on the Cotai Strip. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions, as well as common public areas. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession.
      We intend to develop the other Cotai Strip developments as follows:

•	One of them is intended to be a Four Seasons hotel and casino which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with 400 luxury hotel rooms, up to 600 Four Seasons-serviced vacation suites, distinctive dining experiences, full service spas and other amenities, a 25,000 square foot casino and a 190,000 square foot mall with upscale retail offerings. We will own the hotel and vacation suites. We have entered into an exclusive nonbinding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and vacation suites. The completion of The Venetian Macao and the Four Seasons is not dependent upon the Macao government’s overall approval of our Cotai Strip master development plan.

•	One of them is intended to include a two hotel complex with 1,500 luxury and mid-sized hotel rooms, luxury vacation suites and a casino. We will own the entire development, and we have entered into a management agreement with Shangri-La Hotels and Resorts to manage the hotels and vacation suites under its Shangri-La and Traders brands.

•	One of them is intended to include a two-hotel complex with luxury and mid-sized hotel rooms, luxury vacation suites and a casino. We will own the entire development, and we are negotiating with Starwood Hotel and Resorts to manage the hotels and vacation suites under its brands.

•	We expect to develop and own two other Cotai Strip developments, each of which is intended to include a two-hotel complex with luxury and mid-sized hotel rooms, luxury vacation suites and a casino. We will own the entire development and are in discussions with experienced and well-known hotel management companies to manage the hotel portions of these resorts for us under their brands.

•	We have signed a non-binding memorandum of agreement with an independent developer for another Cotai Strip Development. We are currently negotiating definitive agreements pursuant to which we plan to partner with this developer to build a multi-hotel complex under several hotel brands.
      We do not yet have all the Macao government approvals that we will need in order to develop the Cotai Strip developments.
      We expect to make land premium payments relating to The Venetian Macao and other Macao properties under development in amounts to be determined. We currently estimate that the cost for The Venetian Macao will be approximately $2.3 billion (exclusive of land) and the cost for The Sands Macao expansion will be approximately $99.0 million. VML is finalizing commitments for a $2.5 billion senior secured credit facility to partially fund The Sands Macao expansion and the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons Hotel and our other development projects on the Cotai Strip, and to pay related fees and expenses. We have not yet finalized our estimate of the cost of our other Cotai Strip developments; however we will need to arrange additional debt financing to finance those costs as well.

The Grand Canal Shops
      On April 12, 2004, we sold The Grand Canal Shops mall and leased certain restaurant and other retail assets of The Venetian for approximately $766.0 million. As required by generally accepted accounting principles, we deferred a portion of the gain from the sale of The Grand Canal Shops mall. First, we deferred $109.2 million of the gain from the transaction deemed prepaid operating lease payments, which related to 19 spaces currently occupied by various tenants and which we leased to GGP, the purchaser of The Grand Canal Shops mall, for an annual rent of one dollar per year under an 89-year operating lease. GGP assumed, and is entitled to rent payments under, the tenant leases for these 19 spaces. This deferred amount is amortized over the 89-year lease term on a straight-line basis. Second, we deferred $77.2 million, which constitutes the estimated net present value of payments we make to GGP under three lease back arrangements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.
      We are party to two tenant lease termination and asset purchase agreements. As of December 31, 2005, the total remaining payment obligations under these arrangements was $11.9 million.
      In connection with the sale of The Grand Canal Shops mall, we entered into an agreement with GGP to construct and sell the Phase II mall. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% up to $38.0 million of net operating income and 8.0% above $38.0 million.

Interface Holding Acquisition
      On July 29, 2004, we acquired all of the capital stock of Interface Holding from our principal stockholder in exchange for 220,370 shares of common stock (58,625,638 shares of our common stock after the parent company merger as defined in “— Certain Relationships and Related Transactions”). At the time of the acquisition, Interface Holding indirectly owned The Sands Expo Center and directly held a redeemable preferred interest in Venetian Casino Resort, LLC, which had a balance of $255.2 million as of July 29, 2004.

We ceased accrual of the redeemable preferred return as of July 29, 2004 and cancelled the redeemable preferred interest in February 2005. Following this acquisition in 2004, we made an equity contribution of approximately $27.0 million to Interface Group-Nevada, the direct owner of The Sands Expo Center. On July 30, 2004, Interface Group-Nevada entered into a $100.0 million mortgage loan and used proceeds from the loan and a portion of the equity contribution to repay in full the amounts outstanding under its $124.3 million prior mortgage loan and to pay related fees and expenses.

Other Development Projects
      Following the Singapore government’s adoption of gaming legislation in 2005, we submitted a proposal to the Singapore government for a license to develop a large integrated resort, including a casino, in Singapore. There are currently three competing proposals for this resort/casino license. The Singapore government is expected to award this license in mid-2006.
      We have entered into a non-binding agreement with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip. We are actively preparing preliminary design concepts for presentation to the government. This development is subject to a number of conditions, including receiving further governmental approvals.
      On December 3, 2004, following the enactment of legislation legalizing slot machine gaming in Pennsylvania, we entered into a contribution agreement with Bethworks Now, LLC, the owner of an approximately 124 acre site located in Bethlehem, Pennsylvania. We have submitted a proposal to obtain one of two “at large” gaming licenses available in Pennsylvania. There are several competing proposals for these licenses. If a slot machine license under the new legislation is granted for the site, we intend to jointly own and develop the property for use as a casino complex including a hotel with meeting rooms and retail, restaurant, movie theater, office and other commercial spaces. The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.
      We have also entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom and are in discussions with several others to build entertainment and gaming facilities in major cities in the United Kingdom. There are several competing proposals for the single “regional” casino license currently authorized by statute. Our agreements to develop and lease gaming and entertainment facilities are subject to a number of conditions, including obtaining a gaming license.
      We are currently exploring the possibility of operating casino resorts in additional Asian jurisdictions, the United States and Europe.
Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates, including those related to allowance for doubtful accounts and discounts, accruals for slot marketing points, self-insurance and litigation, asset impairment, and income taxes. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Discounts
      We maintain an allowance, or reserve, for doubtful accounts and discounts at our operating casino resorts, The Venetian and The Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts and discounts, while specific write-offs decrease the allowance for doubtful accounts and discounts. We regularly evaluate the allowance for doubtful accounts and discounts. At The Venetian, where credit or marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At The Sands Macao, where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly during 2005 because The Sands Macao table games play is primarily cash play, while The Venetian credit table games play represents approximately 60.9% of total table games play. Our allowance for doubtful accounts and discounts was $49.0 million, $34.5 million and $30.2 million or 36.6%, 37.9% and 35.7% of gross accounts receivable for the years ended December 31, 2005, 2004 and 2003.

Self-Insurance and Slot Club Point Accruals
      We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified in other accrued liabilities in the consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals and in consultation with outside actuarial experts for the self-insurance accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate we should adjust the assumptions utilized, we will reduce or provide for additional accruals as appropriate.

Litigation Accrual
      We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions in accordance with SFAS No. 5, “Accounting for Contingencies,” and include such accruals in the other accrued liability category in our consolidated balance sheets.

Property and Equipment
      At December 31, 2005, we had net property and equipment of $2.60 billion, representing 67.0% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Income Taxes
      We are subject to income taxes in the United States, and in several states and foreign jurisdictions in which we operate. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using enacted tax rates. SFAS No. 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.
      Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS. The IRS is currently examining our federal income tax returns for the years ended December 31, 1998, 1999, and 2000.
      We assess potential unfavorable outcomes based on the criteria of SFAS No. 5. We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS No. 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process.
      We maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we will adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we will adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we will adjust tax reserves in the year that the statute of limitations expires. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The provisions of this statement are effective as of the first annual reporting period that begins after June 15, 2005. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. We adopted this standard on January 1, 2006 using the modified prospective application method. Under the modified prospective application method, we will expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. Based on the stock options outstanding at December 31, 2005, we estimate that for those options, we will record approximately $5.0 million, $4.6 million, $4.2 million and $1.2 million in stock option expense for the years ending December 31, 2006, 2007, 2008 and 2009, respectively. We can provide no assurances that the actual amount of stock option expense to be recorded in future years will approximate our current estimates.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position, results of operations or cash flows.
Summary Financial Results
      The following table summarizes our results of operations:

	Year Ended December 31,

		Percent		Percent
	2005	Change	2004	Change	2003

	(In thousands, except for percentages)
Net revenues	$1,740,912	45.4%	$1,197,056	73.0%	$691,754
Operating expenses	1,251,461	116.3%	578,588	14.4%	505,628
Operating income	489,451	(20.9)%	618,468	232.3%	186,126
Income before income taxes	287,936	(40.2)%	481,447	622.5%	66,634
Net income	283,686	(42.7)%	495,183	643.1%	66,634

	Percent of Net
	Revenues Year Ended
	December 31,

	2005	2004	2003

Operating expenses	71.9%	48.3%	73.1%
Operating income	28.1%	51.7%	26.9%
Income before income taxes	16.5%	40.2%	9.6%
Net income	16.3%	41.4%	9.6%
      Our historical financial results during the years ended December 31, 2005 and 2004 will not be indicative of our future results, among other things, for the following items which are not anticipated to occur to this magnitude in the near future: we sold The Grand Canal Shops mall on May 17, 2004 and recognized a gain of $417.6 million; we paid incentive payments of $63.2 million related to the Phase II mall sale to certain of our executives in July 2004; we incurred a loss on disposal of assets of $31.6 million in 2004 related primarily to demolition of space to accommodate the construction of a showroom; we incurred a stock-based compensation charge of $49.2 million related to our initial public offering in 2004; and we incurred a loss on retirement of debt of $137.0 million during 2005 related to the redemption of the 11% Mortgage Notes and VML’s senior secured notes.
Key operating revenue measurements
      The Venetian’s operating revenue is dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not expected to be material for The Sands Macao. Visitors to The Sands Macao arrive by ferry, automobile, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao.
      The following are the key measurements we use to evaluate operating revenue:
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
      Casino revenue measurements for Macao: We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: Rolling Chip play (all VIP play) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent because, since Rolling Chip volume is a measure of amounts wagered versus dropped, Rolling Chip volume is substantially higher than drop. Slot handle at The Sands Macao is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.
      We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 2.5% to 2.8% and our Non-Rolling Chip play table games are expected to produce a statistical average table win percentage as measured as a percentage of table game drop (before discounts and commissions) of 16.5% to 17.5%. Like in Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.
      Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and The Sands Macao is conducted on a cash basis, The Venetian’s table games revenue is approximately 60.9% from credit based guests wagering and The Sands Macao’s table game play is conducted primarily on a cash basis.
Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Operating Revenues
      Our net revenues consisted of the following:

	Year Ended December 31,

			Percent
	2005	2004	Change

	(In thousands, except for percentages)
Net Revenues
Casino	$1,250,090	$708,564	76.4%
Rooms	323,560	312,003	3.7%
Food and beverage	147,510	121,566	21.3%
Retail and other(1)	103,065	116,437	(11.5)%

	$1,824,225	$1,258,570	44.9%
Less — promotional allowances	(83,313)	(61,514)	(35.4)%

Total net revenues	$1,740,912	$1,197,056	45.4%

(1)	The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.
      Consolidated net revenues were $1.74 billion for the year ended December 31, 2005, an increase of $543.9 million compared to $1.20 billion for the year ended December 31, 2004. The increase in net revenues was due primarily to an increase in casino revenue of $541.5 million. This increase is attributable to our operation of The Sands Macao for a full year in 2005, compared to just over seven months in 2004. The increase in net revenues was partially offset by a decrease in retail and other revenue of $13.4 million, primarily as a result of the sale of The Grand Canal Shops mall and the lease of certain other retail and restaurant venues on May 17, 2004.
      Casino revenues were $1.25 billion for the year ended December 31, 2005, an increase of $541.5 million as compared to $708.6 million for the year ended December 31, 2004. Of the increase, $494.6 million was attributable to the operation of The Sands Macao for a full year in 2005, compared to just over seven months in 2004 and the increased volumes associated with junket operations. In addition, there was a $46.9 million increase at The Venetian due to an increase in table game drop of $161.6 million and an increase of 2.7 percentage points in our win percentage. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
      Room revenues for the year ended December 31, 2005 were $323.6 million, an increase of $11.6 million as compared to $312.0 million for the year ended December 31, 2004. The increase was attributable to the increase in average daily room rate from $220 in 2004 to $225 in 2005 as well as a slight increase in occupancy rate from 97.0% in 2004 to 97.3% in 2005 at The Venetian. The Venetian generated revenue per available room of $218 for the year ended December 31, 2005 as compared to $213 for the year ended December 31, 2004.
      Food and beverage revenues were $147.5 million for the year ended December 31, 2005, an increase of $25.9 million as compared to $121.6 million for the year ended December 31, 2004. Of this increase, $15.2 million was attributable to increased business volumes at The Sands Macao as well as a full year of operations versus just over seven months in the prior year. Food and beverage revenues at The Venetian increased $10.7 million due to increased hotel occupancy and general group business at the property.
      Retail and other revenues were $103.1 million for the year ended December 31, 2005, a decrease of $13.4 million as compared to $116.4 million for the year ended December 31, 2004. Retail and other revenues during 2004 include revenue of $15.9 million related to the operations of The Grand Canal Shops mall and the lease of retail outlets in The Venetian. The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.

Operating Expenses
      The breakdown of operating expenses is as follows:

	Year Ended December 31,

			Percent
	2005	2004	Change

	(In thousands, except for percentages)
Operating Expenses
Casino	$656,590	$340,241	93.0%
Rooms	82,058	77,249	6.2%
Food and beverage	76,736	64,176	19.6%
Retail and other(1)	58,068	60,055	(3.3)%
Provision for doubtful accounts	9,358	7,959	17.6%
General and administrative	192,806	173,088	11.4%
Corporate expense	38,297	126,356	(69.7)%
Rental expense	14,841	12,033	23.3%
Pre-opening expense	3,732	19,025	(80.4)%
Development expense	22,238	14,901	49.2%
Depreciation and amortization	95,296	69,432	37.3%
Loss on disposal of assets	1,441	31,649	(95.4)%
Gain on sale of The Grand Canal Shops mall	—	(417,576)	—

Total operating expenses	$1,251,461	$578,588	116.3%

(1)	The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.
      Operating expenses were $1.25 billion for the year ended December 31, 2005, compared to $578.6 million for the year ended December 31, 2004. Excluding the gain on the sale of The Grand Canal Shops mall, total operating expenses for the year ended December 31, 2004 were $996.2 million. The increase in operating expenses was primarily attributable to the higher operating revenues and business volumes associated with the opening and operations of The Sands Macao. This increase was partially offset by a decrease in corporate expense of $88.1 million, related to $63.2 million of incentive payments paid to certain of our executives in July 2004 from the Phase II mall sale and a $49.2 million stock-based compensation expense resulting from stock options granted during July 2004.
      Casino department expenses were $656.6 million for the year ended December 31, 2005, an increase of $316.3 million as compared to $340.2 million for the year ended December 31, 2004. The increase was primarily attributable to the additional casino expenses related to the opening of The Sands Macao in May 2004, a full year of expenses from that property during the 2005 period and increased slot machine and table games volume at The Venetian. Of the $316.3 million increase in casino expenses, $229.6 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $12.6 million, primarily related to the increased food and beverage revenue noted above.
      The provision for doubtful accounts was $9.4 million for the year ended December 31, 2005, compared to $8.0 million for the year ended December 31, 2004. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

      General and administrative costs increased $19.7 million, primarily as a result of the full year of operations for The Sands Macao in 2005 as compared to just over seven months in 2004.
      Corporate expense for the year ended December 31, 2005 was $38.3 million, a decrease of $88.1 million as compared to $126.4 million for the year ended December 31, 2004. The decrease was primarily the result of $112.4 million of expenses related to incentive payments paid to certain of our executives in July 2004 from the Phase II mall sale and stock-based compensation expense resulting from stock options granted during July 2004, partially offset by a $5.0 million charitable contribution during the first quarter of 2005 and the addition of corporate staff in the 2005 period, including the reassignment of some employees from Venetian Casino Resort, LLC to Las Vegas Sands Corp. as we build our corporate infrastructure as a new public company.
      Pre-opening and development expenses were $3.7 million and $22.2 million, respectively, for the year ended December 31, 2005, compared to $19.0 million and $14.9 million, respectively, for the year ended December 31, 2004. Pre-opening expense for the year ended December 31, 2004 included $18.0 million related to The Sands Macao which opened in May 2004. Pre-opening expense for the year ended December 31, 2005 primarily related to The Venetian Macao and The Palazzo projects. We expect that pre-opening expense will increase as these projects get closer to their 2007 opening dates. The increase in development expenses was primarily related to our activities in Macao, the United Kingdom, Singapore and Pennsylvania. See “— General — Other Development Projects” above.
      Depreciation and amortization expense for the year ended December 31, 2005 was $95.3 million, an increase of $25.9 million as compared to $69.4 million for the year ended December 31, 2004. The increase was primarily the result of placing into service assets of The Sands Macao during the second quarter of 2004 and a full year of depreciation expense from that property during 2005 and due to various expansion projects placed into service at The Venetian, including new luxury suites, an entertainment theater and meeting rooms. In addition, there was $7.0 million of cumulative depreciation expense related to amounts capitalized in connection with litigation settlements related to the original construction of The Venetian recorded during 2005. See “Item 3 — Legal Proceedings–Construction Litigation.”
      The loss on disposal of assets for the year ended December 31, 2005 was $1.4 million as compared to $31.6 million for the year ended December 31, 2004. The loss on disposal of assets of $31.6 million in 2004 resulted primarily from the demolition of space to accommodate the construction of a showroom at The Venetian.

Interest Expense
      The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,

	2005	2004

	(In thousands, except for
	percentages)
Interest cost	$118,992	$142,678
Less: Capitalized interest	(22,700)	(4,601)

Interest expense, net	$96,292	$138,077

Cash paid for interest, net of amounts capitalized	$111,066	$128,641
Average total debt balance	$1,520,913	$1,620,134
Weighted average interest rate	5.2%	7.4%
      Interest expense, net of amounts capitalized, was $96.3 million for the year ended December 31, 2005, a decrease of $41.8 million as compared to $138.1 million for the year ended December 31, 2004. Of the net interest expense incurred for the year ended December 31, 2005, $70.8 million was related to The Venetian, $4.7 million was related to The Sands Macao, $12.7 million was related to litigation settlements and $8.1 million was related to The Sands Expo Center. This decrease is primarily attributable to the replacement of a higher fixed rate debt instrument with lower variable rate bank debt. During the first quarter of 2005 we retired Las Vegas Sands, Inc.’s $843.6 million in aggregate principal amount of 11% mortgage notes and VML’s $120.0 million in aggregate principal amount of senior secured notes. In addition, during the first quarter of 2005 we increased our borrowings under our Senior Secured Credit Facility and issued $250.0 million in aggregate principal amount of 6.375% Senior Notes. The decrease was also due to the capitalization of $22.7 million of interest during the year ended December 31, 2005, compared to $4.6 million of capitalized interest during the year ended December 31, 2004. We capitalized interest costs associated with our construction projects, principally The Venetian Macao and The Palazzo. We expect that capitalized interest will continue to increase as the projects approach their planned openings in 2007.

Other Factors Affecting Earnings
      Interest income for the year ended December 31, 2005 was $33.1 million, an increase of $25.4 million as compared to $7.7 million for the year ended December 31, 2004. The increase was due to the increase in invested cash and cash equivalent balances, primarily from our December 2004 initial public offering and our 2005 borrowings under Las Vegas Sands, LLC’s Senior Secured Credit Facility.
      The loss on early retirement of debt of $137.0 million during the year ended December 31, 2005 was the result of the redemption of Las Vegas Sands, Inc.’s $843.6 million in aggregate principal amount of 11% mortgage notes and VML’s $120.0 million in aggregate principal amount of senior secured notes.
      Our effective income tax rate for the year ended December 31, 2005 was 1.5%. The effective tax rate for the year is significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao, which is to expire at the end of 2008. Prior to December 2004, Las Vegas Sands, Inc. had elected to be taxed as an S corporation and its wholly owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes.
Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Operating Revenues
      Our net revenues consisted of the following:

	Year Ended December 31,

			Percent
	2004	2003	Change

	(In thousands, except for percentages)
Net Revenues
Casino	$708,564	$272,804	159.7%
Rooms	312,003	251,397	24.1%
Food and beverage	121,566	80,207	51.6%
Retail and other(1)	116,437	132,202	(11.9)%

	$1,258,570	$736,610	70.9%
Less — promotional allowances	(61,514)	(44,856)	37.1%

Total net revenues	$1,197,056	$691,754	73.0%

(1)	The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.
      Consolidated net revenues were $1.20 billion for the year ended December 31, 2004, an increase of $505.2 million as compared to $691.8 million for the year ended December 31, 2003. The increase in net revenues was due to an increase in casino revenue of $435.8 million, primarily due to the opening of The Sands Macao, an increase in room revenue of $60.6 million as a result of the addition of 1,013 hotel rooms with the opening of the Venezia tower on June 26, 2003, and an increase in food and beverage revenue of $41.4 million, which resulted from increased banquet revenues at The Venetian. The increase in net revenues was partially offset by a decrease in retail and other revenues of $15.8 million primarily as a result of the sale of The Grand Canal Shops mall and the lease of certain other retail and restaurant venues on May 17, 2004.
      Casino revenues were $708.6 million for the year ended December 31, 2004, an increase of $435.8 million as compared to $272.8 million for the year ended December 31, 2003. The increase was primarily attributable to the opening of The Sands Macao on May 18, 2004, which contributed revenue of $387.6 million during 2004. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
      Room revenues for the year ended December 31, 2004 were $312.0 million, an increase of $60.6 million as compared to $251.4 million for the year ended December 31, 2003. The increase was the result of the addition of 1,013 hotel rooms with the opening of the Venezia tower on June 26, 2003, an increase in the average daily room rate from $204 in 2003 to $220 in 2004 and a slight increase in room occupancy from 96.0% in 2003 to 97.0% in 2004. The Venetian generated revenue per available room of $213 for the year ended December 31, 2004 as compared to $195 for the year ended December 31, 2003. Food and beverage revenues were $121.6 million for the year ended December 31, 2004, an increase of $41.4 million as compared to $80.2 million for the year ended December 31, 2003. The increase was attributable to the additional hotel rooms, higher room occupancy, and increased banquet spaces.
      Retail and other revenues were $116.4 million for the year ended December 31, 2004, a decrease of $15.8 million as compared to $132.2 million for the year ended December 31, 2003. The decrease was primarily due to the sale of The Grand Canal Shops mall and the lease of retail outlets in The Venetian.

Operating Expenses
      The breakdown of operating expenses is as follows:

	Year Ended December 31,

			Percent
	2004	2003	Change

	(In thousands, except for percentages)
Operating Expenses
Casino	$340,241	$128,170	165.5%
Rooms	77,249	64,819	19.2%
Food and beverage	64,176	40,177	59.7%
Retail and other	60,055	53,556	12.1%
Provision for doubtful accounts	7,959	8,084	(1.5)%
General and administrative	173,088	126,134	37.2%
Corporate expense	126,356	10,176	1,141.7%
Rental expense	12,033	10,128	18.8%
Pre-opening expense	19,025	10,525	80.8%
Development expense	14,901	—	—
Depreciation and amortization	69,432	53,859	28.9%
Loss on disposal of assets	31,649	—	—
Gain on sale of The Grand Canal Shops mall	(417,576)	—	—

Total operating expenses	$578,588	$505,628	14.4%

      Operating expenses were $578.6 million for the year ended December 31, 2004, compared to $505.6 million for the year ended December 31, 2003. Excluding the gain on the sale of The Grand Canal Shops mall, total operating expenses for the year ended December 31, 2004 were $996.2 million. The increase in operating expenses was attributable to the higher operating revenues and business volumes associated with the opening and operations of The Sands Macao and an increase in corporate expenses related to incentive payments paid to certain of our executives in July 2004 from the Phase II mall sale and stock-based compensation expense resulting from stock options granted during July 2004.
      Casino department expenses were $340.2 million for the year ended December 31, 2004, an increase of $212.1 million as compared to $128.2 million for the year ended December 31, 2003. The increase was primarily attributable to the additional casino expenses related to the opening of The Sands Macao in May 2004 and increased slot machine and table games volume at The Venetian. Of the $212.1 million increase in casino expenses, $157.1 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of The Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax; casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. Room expense increased $12.4 million, from $64.8 million in 2003 to $77.2 million in 2004, as a result of an increase in the number of hotel rooms with the opening of the Venezia tower on June 26, 2003 and a slight increase in room occupancy.
      Food and beverage expense increased $24.0 million as a result of increased food and beverage sales at The Venetian and the opening of The Sands Macao.
      The provision for doubtful accounts was $8.0 million for the year ended December 31, 2004, compared to $8.1 million for the year ended December 31, 2003. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
      General and administrative costs increased $47.0 million primarily as the result of the opening of The Sands Macao and increased utility costs, legal expenses, management bonus program and property taxes at The Venetian.
      Corporate expense for the year ended December 31, 2004 was $126.4 million, an increase of $116.2 million as compared to $10.2 million for the year ended December 31, 2003. The increase was primarily the result of the payment of incentive payments of $63.2 million to certain of our executives in July 2004 paid from the Phase II mall sale and $49.2 million of stock-based compensation expense resulting from the grant of 3,052,460 stock options with an exercise price of $5.64 per share during July 2004. The fair value of the common stock at the dates of grant for these stock options was originally estimated by management based principally upon a May 31, 2004 valuation of the fair value of the common stock of Las Vegas Sands, Inc. and its subsidiaries by an unaffiliated valuation specialist. We did not deem it necessary to obtain an additional third party valuation at the time of the option grants in July because we had already received an independent valuation as of a date (May 31) very close in time to the option grant dates. However, in retrospective review and given the proximity of the July 2004 grant dates to our initial public offering date, we believed at the time we prepared our third quarter financial statements that the fair value of the common stock of $21.77 per share, based upon the mid-point of a preliminary estimated range for the proposed valuation in connection with our initial public offering, was the best estimate of the fair value of the common stock underlying the options at their date of grant. As a result, the intrinsic value of the 3,052,460 fully vested options granted during the year ended December 31, 2004 of $49.2 million ($16.13 per share) was recorded as corporate expense. The principal factors used to determine the mid-point of the preliminary estimated range of the shares sold in our initial public offering were (i) the projections of our three operating properties, The Venetian, The Sands Macao and The Sands Expo Center, and two future projects, the Venetian Macao and The Palazzo, (ii) the trading multiples of gaming, hospitality and other leisure industry companies and (iii) discount rates appropriate for comparable projects. The preliminary estimated mid-point of the range of $21.77 per share was updated to be $29.00 per share in conformity with the final price per share for the initial public offering of our common stock. The update for the final price had no impact on the compensation expense charge previously taken by us.
      Pre-opening and development expenses were $19.0 million and $14.9 million, respectively, for the year ended December 31, 2004, compared to $10.5 million and zero, respectively, for the year ended December 31,

2003. The increase in pre-opening was primarily a result of increased pre-opening expenses in Macao during the first two quarters of 2004 and the increase in development expenses was related to our development activities in Macao and the United Kingdom.
      Depreciation and amortization expense for the year ended December 31, 2004 was $69.4 million an increase of $15.5 million as compared to $53.9 million for the year ended December 31, 2003. The increase was the result of placing into service the Venezia tower at The Venetian and The Sands Macao during 2004.
      The loss on disposal of assets for the year ended December 31, 2004 of $31.6 million was primarily a result of the demolition of space to accommodate the construction of a showroom at The Venetian.

Interest Expense
      The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,

	2004	2003

	(In thousands, except for
	percentages)
Interest cost	$142,678	$128,082
Less: Capitalized interest	(4,601)	(5,640)

Interest expense, net	$138,077	$122,442

Cash paid for interest, net of amounts capitalized	$128,641	$118,030
Average total debt balance	$1,620,134	$1,465,908
Weighted average interest rate	7.4%	8.4%
      Interest expense, net of amounts capitalized was $138.1 million for the year ended December 31, 2004, an increase of $15.7 million as compared to $122.4 million for the year ended December 31, 2003. Of the net interest expense incurred for the year ended December 31, 2004, $120.3 million was related to The Venetian (excluding the Grand Canal Shops mall), $2.7 million was related to The Grand Canal Shops mall, $7.0 million was related to The Sands Expo Center and $8.1 million was related to The Sands Macao. The increase in interest expense was attributable to increased borrowings associated with the construction of The Sands Macao and The Palazzo.

Other Factors Affecting Earnings
      Interest income for the year ended December 31, 2004 was $7.7 million, an increase of $5.6 million as compared to $2.1 million for the year ended December 31, 2003. The increase was due to an increase in cash balances, a portion of which resulted from the completion of our initial public offering in December 2004.
      Our effective tax rate for 2004 was lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao, which is to expire at the end of 2008. In addition, prior to December 2004, Las Vegas Sands, Inc. had elected to be taxed as an S corporation and its wholly owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes.

Liquidity and Capital Resources

Cash Flows — Summary
      Our cash flows consisted of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash provided by operations	$589,916	$373,369	$137,116

Investing cash flows:
Proceeds from sale of The Grand Canal Shops mall, net of transaction costs	—	649,568	—
Capital expenditures	(860,621)	(465,748)	(279,948)
Change in restricted cash and cash equivalents	(265,386)	(235,675)	(16,945)
Change in receivables from shareholders	—	205	(1,433)

Net cash used in investing activities	(1,126,007)	(51,650)	(298,326)

Financing cash flows:
Proceeds from initial public offering of common stock, net of transactions costs	(487)	739,193	—
Dividends paid to stockholders	(21,052)	(125,027)	—
Proceeds from exercise of stock options	313	11,964	—
Repayments of long-term debt	(969,127)	(561,566)	(11,287)
Proceeds from long term-debt	812,222	785,000	225,470
Other	(124,587)	(29,178)	(6,663)

Net cash provided by (used in) financing activities	(302,718)	820,386	207,520

Effect of exchange rate on cash	757	—	—

Net increase (decrease) in cash and cash equivalents	$(838,052)	$1,142,105	$46,310

Cash Flows — Operating Activities
      The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. As of December 31, 2005 and December 31, 2004, we held unrestricted cash and cash equivalents of $456.8 million and $1.29 billion, respectively. Net cash provided by operating activities for 2005 was $589.9 million, an increase of $216.5 million as compared with $373.4 million for 2004. Factors contributing to the increase in cash flow provided by operating activities were primarily an increase in the operating results at The Sands Macao, an increase in the overall operations at The Venetian, and certain positive changes in our working capital assets and liabilities.

Cash Flows — Investing Activities
      Capital expenditures during 2005 totaled $860.6 million, including $138.6 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; $388.2 million for construction and development activities in Macao (including The Sands Macao and The Venetian Macao on the Cotai Strip); and $333.8 million for The Palazzo.
      Restricted cash increased $265.4 million primarily as a result of drawing $200.0 million under the Senior Secured Credit Facility for future use in the construction of The Palazzo.

Capital and Liquidity
      We expect to fund our operations, capital expenditures (other than The Sands Macao expansion construction, The Palazzo, the Phase II mall, The Venetian Macao, our other Cotai Strip developments and related Cotai Strip infrastructure development and construction costs) and debt service requirements from existing cash balances, operating cash flow and borrowings under our revolving credit facility. We have a $450.0 million revolving credit facility for working capital needs, of which $369.0 million was available, as of December 31, 2005.
      On December 20, 2004, the Company issued 27,380,953 shares of common stock in its initial public offering at an offering price of $29.00 per share, resulting in net proceeds of approximately $738.7 million to the Company after deducting underwriting discounts and commissions and related offering expenses payable by the Company. We used a portion of these net proceeds as further described below to pay the redemption or purchase price of the 11% mortgage notes issued by Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, which we redeemed on February 1, 2005, and $70.0 million to redeem VML’s senior secured notes on May 23, 2005. We intend to use the remaining net proceeds from our initial public offering for working capital purposes and other general corporate purposes, which may include the construction of The Palazzo and our Macao projects.
      On February 10, 2005, the Company issued $250.0 million of 6.375% senior notes due 2015 in a private placement. On February 22, 2005, we entered into the Senior Secured Credit Facility. The Senior Secured Credit Facility amended and restated the Prior Senior Secured Credit Facility to increase borrowings by $400.0 million of additional term loans, expand its revolving credit facility from $125.0 million to $450.0 million, lower its interest costs, and revise some of its covenants to provide greater operational flexibility. The Senior Secured Credit Facility provides for aggregate borrowings of up to $1.62 billion, consisting of a $1.17 billion term loan facility and a $450.0 million revolving credit facility. On February 1, 2005, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC redeemed $291.1 million in aggregate principal amount of their 11% mortgage notes at a redemption price of 111% of the principal amount of the notes plus accrued and unpaid interest. We used a portion of the proceeds from our initial public offering to pay the redemption price of these notes. On February 22, 2005, we repurchased an additional $542.3 million of the outstanding 11% mortgage notes in a tender offer, and on March 24, 2005, we redeemed the remaining $10.2 million. We used the $244.8 million net proceeds from the 6.375% senior notes offering, $106.6 million of cash on hand and $311.7 million of term loan borrowings under the Senior Secured Credit Facility to retire the outstanding $552.5 million in aggregate principal amount of 11% mortgage notes and to pay all fees and expenses associated with these transactions.
      We have commenced construction of The Palazzo and plan to continue work on The Palazzo during 2006. We currently estimate that construction will be completed in the summer of 2007 and that cost to develop and construct The Palazzo could reach as high as approximately $1.8 billion (exclusive of land), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in The Palazzo. As of December 31, 2005, we had paid $506.4 million in design, development and construction costs for The Palazzo. We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility and $200.0 million from the Term B Delayed Draw Facility from the Senior Secured Credit Facility, $221.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under the Revolving Facility under the Senior Secured Credit Facility and operating cash flow to fund the development and construction costs for The Palazzo (including the Phase II mall) and to pay related fees and expenses.
      We currently estimate that the cost for The Venetian Macao will be approximately $2.3 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of our other Cotai Strip developments. We are in the process of obtaining a new $2.50 billion senior secured credit facility for the partial funding of The Sands Macao expansion, the construction of The Venetian Macao and our other Cotai Strip developments. The documentation for the new facility is still being negotiated and the potential lenders are not yet legally committed to lend the funds. The credit facility is expected to close in March 2006. In addition, a portion of The Sands Macao’s cash flows is expected to be used to finance the construction of The Venetian Macao. Therefore, we may need to incur additional debt to finance The Venetian Macao if The Sands Macao’s cash flows are not sufficient. We also expect that our other Cotai Strip developments will be financed in large part by additional debt.
Aggregate Indebtedness and Other Known Contractual Obligations
      Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2005:

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Long-Term Debt Obligations
Senior Secured Credit Facility — Term B(1)	$—	$12,125	$486,213	$471,662	$970,000
Senior Secured Credit Facility — Term B Delayed(1)	—	2,500	100,250	97,250	200,000
Senior Secured Credit Facility — Revolving Facility(1)	—	—	31,000	—	31,000
FF&E Credit Facility(2)	2,400	7,800	—	—	10,200
Phase II Mall Construction Loan(3)	—	28,500	—	—	28,500
Venetian Intermediate Credit Facility(4)	—	—	50,000	—	50,000
Interface mortgage loan(5)	4,925	90,676		—	95,601
6.375% Senior Notes(6)	—	—	—	250,000	250,000
Fixed interest payments	15,938	31,876	31,876	65,786	145,476
Variable interest payments(7)	87,883	166,763	154,284	33,881	442,811
Contractual Obligations
HVAC Provider fixed payments(8)	6,828	13,656	3,414	—	23,898
Former Tenants(9)	650	1,300	1,300	8,677	11,927
Employment Agreements(10)	6,048	11,706	5,633	—	23,387
Macao subsidiary land lease(11)	2,869	5,738	312	2,802	11,721
Mall Leases(12)	7,660	15,320	15,927	145,653	184,560
Macao Fixed Gaming Tax(13)	8,990	17,980	17,980	103,383	148,333
Macao Subsidiary Operating Leases	4,035	4,630	237	—	8,902

Total	$148,226	$410,570	$898,426	$1,179,094	$2,636,316

(1)	The Senior Secured Credit Facility consists of a $970.0 million single draw term B loan facility, a $200.0 million term B delayed draw facility that was fully drawn on August 19, 2005 and a $450.0 million revolving credit facility. At December 31, 2005, the amounts borrowed were $1.17 billion under the Term B facilities (including the delayed draw) and $31.0 million under the revolving credit facility. The term B facility and delayed draw facility will mature on June 15, 2011 and is subject to quarterly amortization payments commencing in the first quarter after substantial completion of The Palazzo. The revolving credit facility matures on February 22, 2010 and has no interim amortization. In addition, $50.0 million of letters of credit were outstanding as of December 31, 2005, which reduces the amount available for borrowing under the revolving credit facility to $369.0 million.

(2)	The FF&E Credit Facility will mature on July 1, 2008 and is subject to quarterly amortization payments.

(3)	The Phase II Mall Construction Loan commitment is $250.0 million and is due March 30, 2008.

(4)	The Venetian Intermediate Credit Facility will mature on March 27, 2006, with no amortization. We intend to refinance this facility when due by utilizing availability under our revolving credit facility. Accordingly we have classified the $50.0 million as due on February 22, 2010, which is the maturity date of our revolving credit facility.

(5)	Principal payments will increase should Interface Group-Nevada achieve certain cash flow levels as defined in the loan agreement. The Interface mortgage loan will mature on February 10, 2009 if all renewal options are exercised with monthly amortization payments.

(6)	The 6.375% Senior Notes are due on February 15, 2015.

(7)	Based on December 31, 2005 LIBOR rates of 4.53% plus the applicable interest rate spread in accordance with the respective debt agreements.

(8)	We are party to a services agreement with a third party for HVAC services for The Venetian. The total remaining payment obligation under this arrangement was $23.9 million as of December 31, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

(9)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligation under these arrangements was $11.9 million as of December 31, 2005. Under the agreement for The Grand Canal Shops mall sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(10)	We are party to employment agreements with six of our senior executives, with terms of three to five years.

(11)	VML is party to a long-term land lease of 25 years. The total remaining payment obligation under this lease was $11.7 million as of December 31, 2005.

(12)	We are party to certain leaseback agreements for the Blue Man Group theater, gondola and certain office space related to The Grand Canal Shops mall sale. The total remaining payments due as of December 31, 2005 were $184.6 million.

(13)	In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual fixed gaming tax of approximately $9.0 million per year to the government of Macao through the termination of the gaming subconcession.
      In addition, under the terms of our subconcession agreement, we are obligated to make investments of at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in various development projects in Macao by June 2006. We have spent more than the required minimum amount. We expect to make land premium payments relating to The Venetian Macao and other Macao properties under the development in amounts to be determined.
      Pursuant to a contribution agreement with Bethworks Now, LLC (“Bethworks”) for a Bethlehem, Pennsylvania development, we (a) have expended approximately $6.6 million, a portion of which was paid to Bethworks to reimburse Bethworks for property-related expenses, (b) are required to fund all operating expenses of the property, which is expected to be approximately $1.0 million per year and (c) are required to make an additional $2.0 million payment to Bethworks when and if a gaming license for the Bethlehem property is obtained. See “— Business — Overview — Other Development Projects.”
Off-Balance Sheet Arrangements
      We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate caps. During 1997, we entered into off-balance sheet arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payment obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider.

The total remaining payment obligations under these arrangements was $23.9 million as of December 31, 2005, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.
Dividends
      Our subsidiary, Las Vegas Sands, Inc., declared and accrued dividends of $21.1 million in 2004 that were paid during January 2005. These dividends represented tax distributions to shareholders during 2004. The tax distributions were permitted under existing debt instruments while Las Vegas Sands, Inc. was a subchapter S corporation. As a result of the conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands, Inc. no longer makes such tax distributions.
Restrictions on Distributions
      We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. The debt instruments of Las Vegas Sands, LLC contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands, LLC. In particular, the Senior Secured Credit Facility prohibits Las Vegas Sands, LLC from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands, LLC may distribute to us up to $25.0 million or $50.0 million in dividend payments in a twelve-month period after the substantial completion of The Palazzo, depending on whether certain financial tests are met.
      In addition, the debt instrument of our Phase II Mall Subsidiary also restricts the payment of dividends and distributions to us. Subject to limited exceptions, the Phase II Mall Construction Loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions to us, or making investments in us, other than tax distributions and a limited basket amount.
      The debt instruments of our subsidiaries also contain, and the proposed new credit facility for the construction of The Venetian Macao is expected to contain, certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in our Senior Secured Credit Facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations. See “Note 7 — Long-Term Debt” to our Consolidated Financial Statements.
Inflation
      We believe that inflation and changing prices have not had a material impact on our net sales, revenues or income from continuing operations during the past year.
Special Note Regarding Forward-Looking Statements
      This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino resorts in Las Vegas and Macao;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon three properties in two markets for all of our cash flow;

•	new developments, construction and ventures, including The Palazzo, The Venetian Macao and other Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore, the United Kingdom and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao;

•	increased competition and other planned construction projects in Macao; and

•	any future litigation.
      All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Readers are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.

ITEM 7A. —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.
      The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending December 31:

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value(1)

	(In millions, except for percentages)
LIABILITIES
Short-term debt
Variable rate	$7.3	$—	$—	$—	$—	$—	$7.3	$7.3
Average interest rate(2)	6.3%	—	—	—	—	—	6.3%	6.3%
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$241.3
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	6.4%
Variable rate	$—	$96.0	$45.6	$11.7	$655.8	$568.9	$1,378.0	$1,378.0
Average interest rate(2)	—	6.3%	6.1%	6.0%	6.3%	6.3%	6.3%	6.3%
Interest Rate Cap Agreement(3)	$—	$—	$—	$—	$—	$0.6	$0.6	$0.6
Average Interest rate	—	—	—	—	—	—	—	—

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3)	As of December 31, 2005, we have three interest rate cap agreements with a fair value of $0.6 million based on a quoted market value from the institution holding the agreement.
      Borrowings under the Senior Secured Credit Facility bear interest at our election at either LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million Phase II Mall construction loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum. Borrowings under the Interface Mortgage Loan bear interest at an interest rate equal to LIBOR plus 3.75%.
      Foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2005, but may be in future periods in relation to activity associated with our Macao subsidiaries. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
      See also “Liquidity and Capital Resources” and “Note 7 — Long Term Debt” to our Consolidated Financial Statements.

ITEM 8. —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of Las Vegas Sands Corp.
      We have completed an integrated audit of Las Vegas Sands Corp.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 1, 2006

LAS VEGAS SANDS CORP.
Consolidated Balance Sheets

	December 31,

	2005	2004

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$456,846	$1,294,898
Restricted cash and cash equivalents	71,717	20,528
Accounts receivable, net	84,778	56,582
Inventories	9,967	8,010
Deferred income taxes	7,946	13,311
Prepaid expenses	13,452	11,797

Total current assets	644,706	1,405,126
Property and equipment, net	2,600,468	1,756,090
Deferred offering costs, net	30,973	52,375
Restricted cash and cash equivalents	571,143	356,946
Deferred income taxes	11,332	425
Other assets, net	21,117	30,516

Total assets	$3,879,739	$3,601,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,803	$33,383
Construction payables	163,932	87,376
Construction payables-contested	—	7,232
Accrued interest payable	7,918	9,187
Other accrued liabilities	246,390	170,518
Current maturities of long-term debt	7,325	304,864

Total current liabilities	460,368	612,560
Other long-term liabilities	9,804	9,033
Deferred gain on sale of The Grand Canal Shops mall	68,129	71,593
Deferred rent from The Grand Canal Shops mall transaction	105,999	107,227
Long-term debt	1,625,901	1,485,064

Total liabilities	2,270,201	2,285,477

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,179,580 and 354,160,692 shares issued and outstanding	354	354
Capital in excess of par value	964,660	956,385
Deferred compensation	(150)	—
Accumulated other comprehensive income	1,726	—
Retained earnings	642,948	359,262

Total stockholders’ equity	1,609,538	1,316,001

Total liabilities and stockholders’ equity	$3,879,739	$3,601,478

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and per share data)
Revenues:
Casino	$1,250,090	$708,564	$272,804
Rooms	323,560	312,003	251,397
Food and beverage	147,510	121,566	80,207
Retail and other	103,065	116,437	132,202

	1,824,225	1,258,570	736,610
Less-promotional allowances	(83,313)	(61,514)	(44,856)

Net revenues	1,740,912	1,197,056	691,754

Operating expenses:
Casino	656,590	340,241	128,170
Rooms	82,058	77,249	64,819
Food and beverage	76,736	64,176	40,177
Retail and other	58,068	60,055	53,556
Provision for doubtful accounts	9,358	7,959	8,084
General and administrative	192,806	173,088	126,134
Corporate expense	38,297	126,356	10,176
Rental expense	14,841	12,033	10,128
Pre-opening expense	3,732	19,025	10,525
Development expense	22,238	14,901	—
Depreciation and amortization	95,296	69,432	53,859
Loss on disposal of assets	1,441	31,649	—
Gain on sale of The Grand Canal Shops mall	—	(417,576)	—

	1,251,461	578,588	505,628

Operating income	489,451	618,468	186,126
Other income (expense):
Interest income	33,111	7,740	2,125
Interest expense, net of amounts capitalized	(96,292)	(138,077)	(122,442)
Other income (expense)	(1,334)	(131)	825
Loss on early retirement of debt	(137,000)	(6,553)	—

Income before income taxes	287,936	481,447	66,634
Benefit (provision) for income taxes	(4,250)	13,736	—

Net income	$283,686	$495,183	$66,634

Basic earnings per share	$0.80	$1.52	$0.21

Diluted earnings per share	$0.80	$1.52	$0.20

Dividends declared per share	$—	$0.44	$0.01

Weighted average shares outstanding:
Basic	354,161,165	326,486,740	324,658,394

Diluted	354,526,604	326,848,911	325,190,459

Pro forma data (reflecting change in tax status):
Net income before income taxes	n/a	$481,447	$66,634
Provision for income taxes	n/a	(141,737)	(28,186)

Net income	n/a	$339,710	$38,448

Pro forma net income per share of common stock (reflecting change in tax status):
Basic	n/a	$1.04	$0.12

Diluted	n/a	$1.04	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock					Accumulated
			Receivables	Capital in		Other	Retained
	Number of		from	Excess of	Deferred	Comprehensive	Earnings
	Shares	Amount	Stockholders	Par Value	Compensation	Income	(Deficit)	Total

	(In thousands, except share data)
Balance at December 31, 2002	324,658,394	$325	$(680)	$159,084	$—	$—	$(58,345)	$100,384
Net income	—	—	—	—	—	—	66,634	66,634
Capital contributions	—	—	—	721	—	—	—	721
Dividends	—	—	—	(4,198)	—	—	—	(4,198)
Receivables from stockholders	—	—	(1,433)	—	—	—	—	(1,433)

Balance at December 31, 2003	324,658,394	325	(2,113)	155,607	—	—	8,289	162,108
Net income	—	—	—	—	—	—	495,183	495,183
Capital contributions	—	—	—	420	—	—	—	420
Dividends	—	—	—	—	—	—	(144,210)	(144,210)
Receivables from stockholders	—	—	2,113	—	—	—	—	2,113
Issuances of stock options	—	—	—	49,230	—	—	—	49,230
Exercises of stock options	2,121,345	2	—	11,962	—	—	—	11,964
Issuance of common stock in connection with initial public offering, net of transaction costs of $54,855	27,380,953	27	—	739,166	—	—	—	739,193

Balance at December 31, 2004	354,160,692	354	—	956,385	—	—	359,262	1,316,001
Net income	—	—	—	—	—	—	283,686	283,686
Currency translation adjustment	—	—	—	—	—	1,726	—	1,726

Total comprehensive income								285,412
Exercises of stock options	10,800	—	—	313	—	—	—	313
Tax benefit from stock option exercises	—	—	—	8,149	—	—	—	8,149
Issuance of restricted stock	8,088	—	—	300	(300)	—	—	—
Amortization of deferred compensation	—	—	—	—	150	—	—	150
Initial public offering transaction costs	—	—	—	(487)	—	—	—	(487)

Balance at December 31, 2005	354,179,580	$354	$—	$964,660	$(150)	$1,726	$642,948	$1,609,538

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$283,686	$495,183	$66,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,296	69,432	53,859
Amortization of debt offering costs and original issue discount	9,192	9,818	8,259
Amortization of deferred revenue	(4,692)	(2,926)	—
Deferred rent from The Grand Canal Shops mall transaction	—	109,220	—
Loss on early retirement of debt	137,000	6,553	—
Loss on disposal of assets	1,441	31,649	454
Stock-based compensation	150	49,230	—
Gain on sale of The Grand Canal Shops mall	—	(417,576)	—
Provision for doubtful accounts	9,358	7,959	8,084
Tax benefit from stock option exercises	8,149	—	—
Changes in operating assets and liabilities:
Accounts receivable	(37,554)	(10,344)	(8,745)
Inventories	(1,957)	(1,759)	(1,025)
Prepaid expenses and other	(2,457)	(17,746)	(8,144)
Deferred income taxes	(5,542)	(13,736)	—
Accounts payable	1,420	13,479	1,608
Accrued interest payable	(1,269)	4,378	473
Other accrued liabilities	97,695	40,555	15,659

Net cash provided by operating activities	589,916	373,369	137,116

Cash flows from investing activities:
Proceeds from sale of The Grand Canal Shops mall, net of transaction costs	—	649,568	—
Change in restricted cash and cash equivalents	(265,386)	(235,675)	(16,945)
Change in receivables from stockholders	—	205	(1,433)
Capital expenditures	(860,621)	(465,748)	(279,948)

Net cash used in investing activities	(1,126,007)	(51,650)	(298,326)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of transaction costs	(487)	739,193	—
Dividends paid to shareholders	(21,052)	(125,027)	—
Proceeds from exercise of stock options	313	11,964	—
Contributions from shareholders	—	420	721
Repayments on 11% mortgage notes	(843,640)	(6,360)	—
Proceeds from 6.375% senior notes, net of discount	247,722	—	—
Repayments on secured mall facility	—	(120,000)	—
Repayments on senior secured credit facility-term A-prior	—	(48,333)	(1,667)
Proceeds from senior secured credit facility-term A-prior	—	—	50,000
Repayments on senior secured credit facility-term B-prior	—	(246,250)	(2,500)
Proceeds from senior secured credit facility-term B	305,000	665,000	—
Proceeds from senior secured credit facility-term B delayed	200,000	—	—
Proceeds from phase II mall construction loan	28,500	—	—

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Repayments on Venetian Macau Limited senior secured notes- tranche A	(75,000)	—	—
Proceeds on Venetian Macau Limited senior secured notes-tranche A	—	—	75,000
Repayments on Venetian Macau Limited senior secured notes- tranche B	(45,000)	—	—
Proceeds on Venetian Macau Limited senior secured notes-tranche B	—	—	45,000
Proceeds from Venetian Macau Limited revolver	—	10,000	—
Repayments on Venetian Macau Limited revolver	—	(10,000)	—
Proceeds from Venetian Intermediate credit facility	—	10,000	40,000
Proceeds from senior secured credit facility-revolver	31,000	—	470
Repayments on senior secured credit facility-revolver	—	—	(470)
Repayments on FF&E credit facility	(1,800)	(2,400)	(600)
Proceeds from FF&E credit facility	—	—	15,000
Repayments on Interface Group-Nevada note payable	—	(127,512)	(6,050)
Proceeds from Interface mortgage note payable	—	100,000	—
Repayments on Interface mortgage note payable	(3,687)	(711)	—
Repurchase premiums incurred in connection with refinancing transactions	(113,311)	—	—
Payments of debt offering costs	(11,276)	(29,598)	(7,384)

Net cash provided by (used in) financing activities	(302,718)	820,386	207,520

Effect of exchange rate on cash	757	—	—

Increase (decrease) in cash and cash equivalents	(838,052)	1,142,105	46,310
Cash and cash equivalents at beginning of year	1,294,898	152,793	106,483

Cash and cash equivalents at end of year	$456,846	$1,294,898	$152,793

Supplemental disclosure of cash flow information:
Cash payments for interest	$111,066	$128,641	$118,030

Property and equipment asset acquisitions included in construction payables	$163,932	$87,376	$49,387

Utilization of deposit to purchase property and equipment	$10,000	$—	$—

Property and equipment acquisitions included in accounts payable	$—	$3,225	$—

Non-cash distribution to principal shareholder	$—	$2,329	$—

Declared and unpaid dividends included in accrued liabilities	$—	$21,052	$4,198

Deferred gain on sale of The Grand Canal Shops mall	$—	$77,217	$—

Decrease in other assets related to The Grand Canal Shops mall sale	$—	$13,569	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Business of Company
      Las Vegas Sands Corp. (“LVSC”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock in December 2004. Immediately prior to the initial public offering LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc., which was converted into a Nevada limited liability company, Las Vegas Sands, LLC (“LVSLLC”) in July 2005. The acquisition of LVSLLC by LVSC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests. LVSC is traded on the New York Stock Exchange under the symbol “LVS.”

Las Vegas Properties
      LVSC and its subsidiaries (collectively, the “Company”) own and operate The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian is located across from The Mirage and the Treasure Island Hotel and Casino and next to the Wynn Las Vegas Resort. The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (the “Grand Canal Shops” or the “Mall”); which was sold to a third party in 2004 (see Note 14 — Mall Sale), a meeting and conference facility, which was recently expanded to approximately 1.1 million square feet; and an expo and convention center of approximately 1,150,000 square feet (“The Sands Expo Center”). The Company has commenced construction work on the site of The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14 acre site adjacent to The Venetian and The Sands Expo Center and next to the Wynn Las Vegas Resort. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet (the “Phase II Mall”), which the Company has contracted to sell to a third party (see Note 14 — Mall Sale).

Macao Projects
      The Company also owns and operates The Sands Macao, a Las Vegas-style casino in Macao, China, which was opened on May 18, 2004. In addition to The Sands Macao, the Company is also constructing The Venetian Macao Resort Hotel Casino (“The Venetian Macao”), a 3,000 all-suites hotel, casino, and convention center complex, with a Venetian-style theme similar to that of its Las Vegas property. Under its gaming subconcession in Macao, the Company was obligated to develop and open The Venetian Macao by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in various development projects in Macao by June 2009. The Company has spent more than the required minimum amount. Subsequent to December 31, 2005, the Company received an extension of the June and December 2006 construction deadlines for The Venetian Macao and the convention center to December 2007. The Company currently expects to open The Venetian Macao and the Convention Center in mid-2007. If it fails to meet the December 2007 deadline, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession and its investment to date in construction of The Venetian Macao could be lost.
      The Company commenced construction of The Venetian Macao prior to obtaining a land concession from the Macao government which holds title to the land. The Company has applied to the Macao government for a land concession for a portion of the west side of the Cotai Strip, including the site of The Venetian Macao. The land concession will require the Company to pay certain premiums and rent. The Company is in negotiation with the Macao government over the cost of the land concession. The Company believes it will be successful in obtaining the land concession. However, in the event the Company is unable to successfully conclude its negotiations with the Macao government with regard to the land underlying The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Venetian Macao, the Company could lose all or a substantial part of its investment in the creation of the land and in constructing The Venetian Macao.

Interface Holding
      LVSC’s principal stockholder (the “Principal Stockholder”) was also the sole stockholder of Interface Group Holding Company, Inc. (“Interface”). On July 29, 2004, LVSC acquired all of the capital stock of Interface from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of consideration equal to 58,625,638 additional shares of common stock of LVSC. Interface indirectly owns The Sands Expo Center and held a $255.2 million redeemable preferred interest in Venetian Casino Resort, LLC, which was cancelled in February 2005 and has been eliminated, as applicable, in these consolidated financial statements. (See Note 8 — Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC). The acquisition of Interface by the Company has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of LVSC and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates those estimates, including those related to the allowance for doubtful accounts and discounts, accruals for slot marketing points, self-insurance, and litigation, asset impairment, useful lives for depreciable and amortizable assets, stock option values for pro forma information related to stock options, and income taxes. These estimates are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Due to their short maturities, the carrying value of these investments approximates their fair value.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods. Inventories consist primarily of food, beverage and retail products.

Accounts Receivable
      Accounts receivable are principally comprised of casino and hotel receivables, which do not bear interest and are recorded at cost. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Building and improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 10 years
      Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the consolidated statements of operations.
      The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.
      For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the estimated future cash flows of the asset, on an undiscounted basis, are compared to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Capitalized Interest
      Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Deferred Offering Costs and Original Issue Discounts
      Deferred offering costs and original issue discounts are amortized to interest expense based on the terms of the related debt instruments using the effective interest method.

Hotel and Food and Beverage Revenues
      Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer.

Convention and Rental Revenues
      Convention revenues are recognized when the related service is rendered or the event is held. Minimum rental revenues are included in retail and other revenue and are recognized on a straight-line basis over the terms of the related lease. Percentage rents are recognized in the period in which the tenants exceed their

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respective percentage rent thresholds. Charges to tenants for real estate taxes, insurance and other retail operating expenses are recognized as revenues in the period billed which approximates the period in which the applicable costs are incurred.

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

	Revenue

	Year Ended December 31,

	2005	2004	2003

Food and beverage	$34,760	$22,042	$13,712
Rooms	42,354	36,994	29,819
Other	6,199	2,478	1,325

	$83,313	$61,514	$44,856

      The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Estimated Cost

	Year Ended December 31,

	2005	2004	2003

Food and beverage	$23,153	$12,715	$8,362
Rooms	10,862	9,292	8,545
Other	5,973	2,413	1,067

	$39,988	$24,420	$17,974

Pre-Opening and Development Expenses
      Pre-opening expense represents direct personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred. Development expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expense were $4.6 million, $3.3 million, and $2.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Currency Translation
      The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive income
      Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity and comprehensive income, and the cumulative balance of these elements consisted solely of foreign currency translation adjustments.

Earnings Per Share
      The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,161,165	326,486,740	324,658,394
Potential dilution from stock options and restricted stock	365,439	362,171	532,065

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	354,526,604	326,848,911	325,190,459

      For the years ended December 31, 2005, 2004, and 2003, outstanding options to purchase 42,820, zero, and 1,463,181 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive.

Stock-Based Employee Compensation
      The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the fair value of the Company’s common stock and the stock option’s exercise price at the measurement date. Under APB No. 25, if the exercise price of the stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock-based employee compensation plan is more fully discussed in Note 9.
      During July 2004, fully vested options to purchase 3,052,460 shares of common stock were granted to employees of the Company by the board of directors under the Company’s stock option plan at an exercise price of $5.64 per share. The fair value of the common stock at the dates of grant for the stock options granted during July

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 was originally estimated by management based principally upon a May 31, 2004 valuation of the fair value of the common stock of LVSLLC and its subsidiaries by an unaffiliated valuation specialist. The Company did not deem it necessary to obtain an additional third party valuation at the time of the option grants in July because it had already received an independent valuation as of a date (May 31) very close in time to the option grant dates. However, in retrospective review and given the proximity of the July 2004 grant dates to the proposed initial public offering date, the Company believed at the time it prepared its third quarter financial statements that the fair value of its common stock of $21.77 per share, based upon the mid-point of a preliminary estimated range for the proposed valuation in connection with the initial public offering, was the best estimate of the fair value of the common stock underlying the options at their date of grant. As a result, the intrinsic value of the fully vested options granted during the year ended December 31, 2004 of $49.2 million ($16.13 per share) was recorded as compensation expense and is included in corporate expense in the accompanying consolidated statements of operations. The principal factors used to determine the mid-point of the preliminary estimated range of the shares to be sold in the Company’s initial public offering were (i) the projections of the Company’s three operating properties, The Venetian, The Sands Macao and The Sands Expo Center, and two future projects, The Venetian Macao and The Palazzo, (ii) the trading multiples of gaming, hospitality and other leisure industry companies and (iii) discount rates appropriate for comparable projects.
      Had the Company accounted for the plans under the fair value method allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Net income, as reported	$283,686	$495,183	$66,634
Add: Stock-based compensation expense included in reported net income, net of tax	96	49,230	—
Deduct: Total stock-based employee compensation expense determined under the minimum value method	—	(57,310)	(3)
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option-pricing model, net of tax	(3,791)	(222)	—
Add: Forfeitures of options to purchase common stock	—	—	1

Pro forma net income	$279,991	$486,881	$66,632

Basic earnings per share, as reported	$0.80	$1.52	$0.21

Basic earnings per share, pro forma	$0.79	$1.49	$0.21

Diluted earnings per share, as reported	$0.80	$1.52	$0.20

Diluted earnings per share, pro forma	$0.79	$1.49	$0.20

      The estimated grant date fair value of the options granted under the Las Vegas Sands Corp. 2004 Equity Award Plan (the “2004 Plan”) during 2005 was $13.87 per share and was computed using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 4.14%; no expected dividend yield; expected volatility of 31.45%; and an expected life of 6 years. The estimated grant date fair value of the 2,185,783 options granted under the 2004 Plan during 2004 was $12.78 per share and was computed using the Black Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yield; expected volatility of 40%; and an expected life of 6 years. The estimated grant date fair value of the 3,052,460 options granted under the LVSLLC 1997 Fixed Stock Option Plan (the “1997 Plan”) during 2004 was $21.44 per share and was computed under the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum value method with the following weighted average assumptions: risk free interest rate of 3.84%; no expected dividend yield; an expected life of 1/2 year. The estimated fair value of options granted during 2003 was $1 per share and was computed using the minimum value method with the following weighted average assumptions: risk free interest rate of 3.84%; no-expected dividend yield; and an expected life of 2 1/2 years.

Income Taxes
      Prior to its merger into a wholly owned subsidiary of LVSC (the “Merger”) in December 2004 and its conversion into a LLC in 2005, LVSLLC had elected to be taxed as an S corporation and its wholly owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes. Nevada does not levy a corporate income tax and the Company has an income tax holiday in Macao through 2008. Accordingly, no provision for federal, state, or foreign income taxes is included in the consolidated statements of operations for the year ended December 31, 2003 or for the period from January 1, 2004 through the Merger in December 2004. LVSLLC’s debt instruments provided for dividends to be paid to stockholders to pay income taxes associated with its taxable income attributable to each stockholder during the period LVSLLC was taxed as an S corporation. During 2004 and 2003, LVSLLC declared and accrued $129.0 million and $4.2 million of tax dividends, respectively.
      As a result of the Merger and the completion of LVSC’s initial public offering in December 2004, the Company is now subject to federal and certain state income taxes. For information purposes, the consolidated statements of operations also include pro forma amounts for the income taxes that would have been recorded if the Company had historically been a C corporation.
      The Company adopted SFAS No. 109, “Accounting for Income Taxes,” effective with the date of the Merger. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using enacted tax rates. SFAS No. 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.
      The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, the Company does not take such positions unless it has “substantial authority” to do so under the Internal Revenue Code and applicable regulations. The Company may take positions on its tax returns based on substantial authority that are not ultimately accepted by the IRS. The IRS is currently examining federal income tax returns for the years ended December 31, 2000, 1999, and 1998. The Company believes that any liability arising from the examinations will not have a material impact on its financial position, results of operations or cash flows.
      The Company assesses potential unfavorable outcomes based on the criteria of SFAS No. 5, “Accounting for Contingencies.” The Company establishes a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. The Company assesses the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS No. 5 is met, the Company presumes that the taxing authority will focus on the exposure and it assesses the probable outcome of a particular issue based upon the relevant legal and technical merits. The Company also applies judgment regarding the potential actions by the tax authorities and resolution through the settlement process.
      The Company maintains required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, the Company will adjust the income tax provision and its tax reserves in the period resolved. For tax years that are examined by taxing authorities, the Company will adjust

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, the Company will adjust tax reserves in the year that the statute of limitations expires. The Company’s estimate of the potential outcome for any uncertain tax issue is highly judgmental, and it believes it has adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

Tax Indemnification
      In connection with the conversion of LVSLLC from a subchapter S corporation to a taxable C corporation for income tax purposes, LVSLLC entered into an indemnification agreement pursuant to which it agreed to:

•	indemnify those of our stockholders who were stockholders of Las Vegas Sands, Inc. prior to the 2004 initial public offering against certain tax liabilities incurred by these stockholders as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Las Vegas Sands, Inc. with respect to taxable periods during which Las Vegas Sands, Inc. was a subchapter S corporation for income tax purposes; and

•	indemnify the Principal Stockholder against certain tax liabilities incurred by him as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Interface Holdings with respect to taxable periods during which Interface Holdings was a subchapter S corporation for income tax purposes.

Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and casino receivables. The cash equivalents (including restricted cash equivalents) are placed with high credit quality financial institutions, and are primarily in money market funds and U.S. Treasury Securities. The concentration of credit risk associated with casino receivables principally relates to receivables from customers from foreign countries. The Company mitigates this risk by issuing credit to customers after they have been reviewed for creditworthiness. Management believes that there are no concentrations of credit risk for which an allowance has not been established.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The provisions of this statement are effective as of the first annual reporting period that begins after June 15, 2005. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of share-based compensation awards. The Company adopted this standard as of January 1, 2006 using the modified prospective application method. Under the modified prospective application method, the Company will expense the cost of share-based compensation awards issued after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. Based on the stock options outstanding at December 31, 2005, the Company estimates that for those options, it will record approximately $5.0 million, $4.6 million, $4.2 million and $1.2 million in stock option expense for the years ending December 31, 2006, 2007, 2008 and 2009, respectively. The Company can provide no assurances that the actual amount of stock option expense to be recorded in future years will approximate its current estimates.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position, results of operations, or cash flows.
Note 3 — Restricted Cash and Cash Equivalents
      As required by the Company’s Senior Secured Credit Facility (See Note 7–Long-Term Debt–Senior Secured Credit Facility), certain proceeds pursuant to draws under this facility have been deposited into restricted accounts, invested in cash or cash equivalents and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. This restricted cash amount will be used as required for The Palazzo project costs under disbursement terms specified in this facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility. As of December 31, 2005 and 2004, The Palazzo disbursement account balance was $571.1 million and $356.9 million, respectively.
      Current restricted cash and cash equivalents includes $21.7 million and $19.3 million consisting primarily of advance customer deposits for convention facility rentals that have been paid pursuant to contractual terms for the years ended December 31, 2005 and 2004, respectively, and are classified as restricted in accordance with the Interface Mortgage Loan (See Note 7–Long-Term Debt–Interface Mortgage Loan). In addition, current restricted cash and cash equivalents includes a restricted cash deposit of $50.0 million related to a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proposal to obtain a gaming license in Pennsylvania as of December 31, 2005 and certain other restricted cash balances of $1.2 million as of December 31, 2004.
Note 4 — Accounts Receivable, Net
      Accounts receivable consists of the following (in thousands):

	At December 31,

	2005	2004

Casino	$99,333	$63,658
Hotel	29,943	18,095
Other	4,500	9,311

	133,776	91,064
Less: allowance for doubtful accounts and discounts	(48,998)	(34,482)

	$84,778	$56,582

      The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2005 and 2004, a substantial portion of the Company’s casino receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.
      An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company’s receivables to their estimated net realizable value. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the accounts receivable could change.
Note 5 — Property and Equipment, Net
      Property and equipment consists of the following (in thousands):

	At December 31,

	2005	2004

Land and land improvements	$202,285	$170,056
Building and improvements	1,454,462	1,239,291
Equipment, furniture, fixtures and leasehold improvements	351,219	297,287
Construction in progress	957,752	319,640

	2,965,718	2,026,274
Less: accumulated depreciation and amortization	(365,250)	(270,184)

	$2,600,468	$1,756,090

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Construction in progress consists of the following (in thousands):

	At December 31,

	2005	2004

The Sands Macao	$22,153	$3,549
The Venetian Macao	448,861	51,336
The Palazzo and Phase II Mall	454,227	205,165
Other (principally ongoing projects at The Venetian)	32,511	59,590

	$957,752	$319,640

      Capital expenditures during the years ended December 31, 2005, 2004 and 2003 were $860.6 million, $465.7 million and $279.9 million, respectively. The 2005 expenditures were primarily comprised of construction of The Palazzo, the Phase II Mall, and The Venetian Macao and expansion and maintenance activities at The Venetian and The Sands Macao. The 2004 and 2003 expenditures were primarily comprised of construction activities on the 1,013-room Venezia tower, The Sands Macao, The Palazzo and the Phase II Mall. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest expense of $22.7 million, $4.6 million, and $5.6 million, respectively.
Note 6 — Other Accrued Liabilities
      Other accrued liabilities consist of the following (in thousands):

	At December 31,

	2005	2004

Customer deposits	$72,274	$44,095
Payroll and related	43,301	27,080
Taxes and licenses	49,407	33,591
Outstanding gaming chips and tokens	46,033	12,648
Accrued dividends payable	—	21,052
Other accruals	35,375	32,052

	$246,390	$170,518

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Long-Term Debt
      Long-term debt consists of the following (in thousands):

	At December 31,

	2005	2004

Indebtedness of the Company and its Subsidiaries other than the Macao Subsidiaries:
Senior Secured Credit Facility — Term B	$970,000	$665,000
Senior Secured Credit Facility — Term B — delayed	200,000	—
Senior Secured Credit Facility — Revolving Facility	31,000	—
6.375% Senior Notes (net of original issue discount of $2,075)	247,925	—
Interface Mortgage Loan	95,601	99,288
Phase II Mall Construction Loan	28,500	—
FF&E Credit Facility	10,200	12,000
11% Mortgage Notes	—	843,640
Indebtedness of the Macau Subsidiaries:
Venetian Intermediate Credit Facility	50,000	50,000
Venetian Macau Limited Senior Secured Notes — Tranche A	—	75,000
Venetian Macau Limited Senior Secured Notes — Tranche B	—	45,000

	1,633,226	1,789,928
Less: current maturities	(7,325)	(304,864)

Total long-term debt	$1,625,901	$1,485,064

Senior Secured Credit Facility
      On August 20, 2004, LVSLLC and Venetian Casino Resort, LLC entered into a senior secured credit facility with a syndicate of lenders in an aggregate amount of $1.01 billion (the “Prior Senior Secured Credit Facility”). The Prior Senior Secured Credit Facility provided for a $665.0 million single draw senior secured term loan facility; a $105.0 million senior secured delayed draw facility required to be drawn within six months; a $115.0 million senior secured delayed draw facility, required to be drawn within eighteen months; and a $125.0 million senior secured revolving facility. As of December 31, 2004, $665.0 million of indebtedness was outstanding under the Prior Senior Secured Credit Facility.
      On February 22, 2005, LVSLLC and Venetian Casino Resort, LLC entered into an amended and restated senior secured credit facility with a syndicate of lenders in an aggregate amount of $1.62 billion (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility amended and restated the Prior Senior Secured Credit Facility and provides for a $970.0 million single draw senior secured term loan facility (the “Term B Facility”), a $200.0 million senior secured delayed draw facility (the “Term B Delayed Draw Facility”), which was drawn in full in August 2005; and a $450.0 million senior secured revolving facility (the “Revolving Facility”). New proceeds of $305.0 million from the Term B Facility were used to retire the 11% Mortgage Notes as further discussed below.
      The Term B Facility and Term B Delayed Draw Facility mature on June 15, 2011 and when fully drawn are subject to quarterly amortization payments in the amount of $2.9 million from the first full fiscal quarter following substantial completion of The Palazzo until June 30, 2010, followed by an estimated four equal quarterly amortization payments of approximately $284.5 million each until the maturity date. The Revolving Facility matures in February 2010 and has no interim amortization. As of December 31, 2005, $31.0 million

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had been drawn on the Revolving Facility. LVSLLC has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), to fund construction and development costs of The Sands Macao. This guarantee is supported by a $50.0 million letter of credit that was issued under the Revolving Facility. As a result of the issuance of this letter of credit and the $31.0 million draw, the amount available for working capital loans under the Revolving Facility is $369.0 million as of December 31, 2005.
      The indebtedness under the Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of LVSLLC’s and its wholly owned subsidiary, Venetian Casino Resort, LLC’s (the owner of The Venetian), and the Guarantors’ assets, other than capital stock. Venetian Macau Limited, Venetian Intermediate and the Company’s other Macao subsidiaries are not guarantors under the Senior Secured Credit Facility and are not restricted subsidiaries under the Senior Secured Credit Facility. Borrowings under the term loan facilities and revolving loan facilities bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a spread of 1.75% or 0.75%, respectively, which spreads will decrease by 0.25% if the loans achieve a rating of Ba2 or higher by Moody’s and BB or higher by Standard & Poor’s subject to certain additional conditions. The Senior Secured Credit Facility contains affirmative, negative and financial covenants customary to such financings. These covenants include restrictions on, among other things, the ability of the borrowers to incur additional debt, dispose of assets, and enter into sale and leaseback transactions. The financial covenants include a minimum consolidated net worth test, a minimum consolidated interest coverage ratio, a maximum consolidated capital expenditure test and a maximum consolidated leverage ratio. In addition, there are provisions that limit or prohibit certain payments of dividends or other distributions to LVSC. At December 31, 2005, the net assets of LVSLLC were $1.4 billion, a substantial portion of which were restricted under the terms of the Senior Secured Credit Facility.
      The weighted average interest rate for the Senior Secured Credit Facility was 5.3% during the year ended December 31, 2005 and for the Prior Senior Secured Credit Facility was 4.6% during the year ended December 31, 2004.
      The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Senior Secured Credit Facility. If the fixed portion of the Company’s outstanding indebtedness falls below 50%, then the Company is obligated to fix a portion of its floating rate debt to meet the 50% requirement. To meet this requirement the Company entered into an interest rate cap agreement during 2005 (the “Senior Secured Credit Facility Cap Agreement”) that resulted in a $1.8 million premium payment to counterparties based upon a $500.0 million notional amount for a three year term. The provisions of the Senior Secured Credit Facility Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 5.75% as stated in such agreement. There was no net effect on interest expense as a result of the Senior Secured Credit Facility Cap Agreement for the years ended December 31, 2005 and 2004. The notional amount of the Senior Secured Credit Facility Cap Agreement (which expires on March 30, 2008) at December 31, 2005 was $500.0 million.

Senior Notes
      On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. The Senior Notes will mature on February 15, 2015. LVSC has the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010 at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline over time. In addition,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
before February 15, 2008, LVSC may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the Senior Notes. The Senior Notes are unsecured senior obligations of LVSC and are jointly and severally guaranteed on a senior unsecured basis by certain of LVSC’s existing domestic subsidiaries (including LVSLLC and Venetian Casino Resort, LLC). The Senior Notes Indenture contains covenants that, subject to certain exceptions and conditions, limit the ability of LVSC and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets. The net proceeds of the Senior Notes offering were utilized to complete the retirement of the 11% Mortgage Notes as further described below. In June 2005, the Senior Notes were exchanged for substantially similar Senior Notes, which had been registered under the federal securities laws.

Interface Mortgage Loan
      On July 30, 2004, Interface entered into a mortgage loan (the “Interface Mortgage Loan”) pursuant to which it borrowed $100.0 million to repay a portion of its prior indebtedness. Interface’s obligations under the loan are secured by a first priority mortgage on The Sands Expo Center and by certain other related collateral. Interface must repay in full all amounts outstanding under the Interface Mortgage Loan by August 1, 2006, unless it exercises its renewal options. Interface has two one-year and one six-month renewal options. If Interface exercises all of the renewal options then the loan must be repaid no later than January 30, 2009. The loan amortizes pursuant to a 20-year mortgage schedule, based on a 9.25% interest rate amortization. If cash flow of Interface (as defined by the loan agreement) is available after the payment of interest and mandatory amortization, tax and insurance reserve amounts, operating expenses, capital expenditures and a reserve for advanced customer deposits, additional principal payments must be made equal to the difference between (i) the principal payments necessary to amortize the loan pursuant to a 15-year schedule, based on a 7.0% interest rate and (ii) the amortization payment required by the aforementioned 9.25% amortization schedule. The loan bears interest at an interest rate equal to LIBOR plus 3.75%. The loan may be prepaid in whole or in part at par. The weighted average interest rate on the Interface Mortgage Loan was 6.9% and 5.5% during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company has classified this debt as long-term because it has both the ability and intent to exercise the first one-year renewal option.

Phase II Mall Construction Loan
      On September 30, 2004, two wholly owned subsidiaries of the Company, Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (the “Phase II Mall Subsidiary”), entered into a construction loan agreement with a group of lenders. The agreement provides for delayed draw loans in an aggregate principal amount of $250.0 million. The proceeds are being used to fund the design, development, and construction of the Phase II Mall. The loan is secured by a first-priority security interest in substantially all of the borrowers’ assets, other than capital stock. The loan bears interest, at the borrowers’ option, at either an adjusted Eurodollar rate plus 1.75% or an alternative base rate plus 0.75%. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period. The loan is due in full on March 31, 2008 and there is no interim amortization. The Company has agreed to repay the loan from the proceeds of the Phase II Mall sale (See Note 14 — Mall Sale). As of December 31, 2005, there was $28.5 million outstanding under this facility. There were no amounts outstanding under this facility as of December 31, 2004. The weighted average interest rate on the Phase II Mall construction loan was 5.5% for the year ended December 31, 2005.
      To meet the requirements of the Phase II Mall construction loan, the Company entered into an interest rate cap agreement during December 2004 (the “Phase II Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon $125 million notional amount for a term equal to the term of the Phase II Mall Construction Loan. The provisions of the Phase II Mall Cap Agreement entitle the Company to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.0% as stated in such agreement. There was no net effect on interest expense as a result of the Phase II Mall Cap Agreement for the years ended December 31, 2005 and 2004. The notional amount of the Phase II Mall Cap Agreement (which expires on June 1, 2007) at December 31, 2005 was $36.6 million.

FF&E Financing
      In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for an expansion of The Venetian. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures, and equipment (the “Specified FF&E”) for this expansion and the facility is secured by the Specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three-month LIBOR plus 3.0% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008. The weighted average interest rate for the FF&E Credit Facility was 6.3% and 4.5% during the years ended December 31, 2005 and 2004, respectively.

Mortgage Notes
      On June 4, 2002, LVSLLC and Venetian Casino Resort, LLC issued $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”). The Mortgage Notes bore interest at 11%, payable each June 15th and December 15th. The Mortgage Notes were redeemable at the option of LVSLLC and Venetian Casino Resort, LLC at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the “Indenture”). Prior to June 15, 2006, LVSLLC and Venetian Casino Resort, LLC could redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. On or prior to June 15, 2005, the Company could redeem up to 35% of the Mortgage Notes with the net cash proceeds of one or more offerings of equity securities at a redemption price of 111% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest.
      As a result of the consummation of the Mall Sale on May 17, 2004 (as further described in Note 14 — Mall Sale), LVSLLC and Venetian Casino Resort, LLC were obligated to use the Excess Proceeds (as defined under the Indenture) from the Mall Sale to make an offer to purchase the maximum principal amount of Mortgage Notes that could be purchased out of the Excess Proceeds of the Mall Sale at an offer price in cash equal to 100% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest and liquidated damages, if any, to the closing date of the offer (the “Asset Sale Offer”). The Asset Sale Offer closed on June 6, 2004, and $6.4 million of Mortgage Notes were tendered and re-purchased by the Company.
      During February 2005, LVSLLC and Venetian Casino Resort, LLC exercised an equity claw back under the Indenture pursuant to which the Company retired $291.1 million of the Mortgage Notes and paid $32.0 million of redemption premiums with the proceeds from LVSC’s initial public offering. Additionally, LVSLLC and Venetian Casino Resort, LLC retired $542.3 million in aggregate principal amount of the Mortgage Notes pursuant to a tender offer plus a make-whole premium and accrued interest of $90.3 million, with proceeds from the Senior Notes offering, cash on hand and proceeds from the Senior Secured Credit Facility. The total consideration paid to the tendering holders was $1,166.56 per $1,000 principal amount of Mortgage Notes (including a consent payment of $30 per $1,000 principal amount of Mortgage Notes tendered prior to February 1, 2005). During March 2005, LVSLLC and Venetian Casino Resort, LLC redeemed the remaining $10.2 million aggregate principal amount of the outstanding Mortgage Notes at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued interest.
      The Company incurred a charge of approximately $132.8 million for loss on early retirement of indebtedness during 2005 as a result of retiring the Mortgage Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venetian Intermediate Credit Facility
      On March 27, 2003, Venetian Intermediate entered into a credit agreement (the “Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for The Sands Macao. Venetian Intermediate owns 90% of the capital stock and 100% of the economic interest in the shares of Venetian Macau Limited (“Venetian Macau”), the owner and operator of The Sands Macao. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by LVSLLC and Venetian Casino Resort, LLC and are supported by a letter of credit, which has been issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lender. As a result of the issuance of the letter of credit, the amounts available for working capital loans under the Revolving Facility have been reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Agreement bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. The Company intends to refinance this facility when due by utilizing availability under its Revolving Facility. Accordingly the $50.0 million has been classified as long-term. As of December 31, 2005 and 2004, $50.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by a $50.0 million of letter of credit issued under the Revolving Facility. The weighted average interest rate on the Venetian Intermediate Credit Facility was 3.8% and 1.8% for the years ended December 31, 2005 and 2004, respectively.

Venetian Macao Senior Secured Notes
      On August 21, 2003, a wholly owned subsidiary of Venetian Macau, Venetian Macau Finance Company, issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Venetian Macao Senior Secured Notes”). The Venetian Macao Senior Secured Notes issued by Venetian Macau Finance Company were guaranteed by Venetian Macau. All assets of Venetian Macau and its subsidiaries secured the Venetian Macao Senior Secured Notes and restrictions had been placed on the payment of dividends to LVSLLC and its subsidiaries from Venetian Macau and its subsidiaries. All of the proceeds from the issuance of the Venetian Macao Senior Secured Notes had been utilized for the construction of The Sands Macao.
      $75.0 million in aggregate principal amount of the Venetian Macao Senior Secured Notes bore interest at the rate of three month LIBOR plus 3.25%, payable quarterly, and $45.0 million in aggregate principal amount of the Venetian Macao Senior Secured Notes bore interest at the rate of three month LIBOR plus 4.00%, payable quarterly. The weighted average interest rate on the Venetian Macao Senior Secured Notes was 6.2% and 5.1% during the years ended December 31, 2005 and 2004, respectively.
      On May 23, 2005, the Company utilized existing cash to retire the Venetian Macao Senior Secured Notes and incurred a charge of $4.2 million for loss on early retirement of indebtedness.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities of Long-Term Debt
      Maturities of long-term debt outstanding at December 31, 2005 are summarized as follows (in thousands):

2006	$7,325
2007	96,001
2008	45,600
2009	11,700
2010	655,763
Thereafter	818,912

$1,635,301

      Estimated fair values of the Company’s debt and related financial instruments are as follows (in thousands):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Secured Credit Facility — Term B	$970,000	$970,000	$665,000	$665,000
Senior Secured Credit Facility — Term B — delayed	200,000	200,000	—	—
Senior Secured Credit Facility — Revolving Facility	31,000	31,000
6.375% Senior Notes	247,925	241,250	—	—
Interface Mortgage Loan	95,601	95,601	99,288	99,288
Phase II Mall Construction Loan	28,500	28,500	—	—
FF&E Credit Facility	10,200	10,200	12,000	12,000
11% Mortgage Notes	—	—	843,640	961,750
Venetian Intermediate Credit Facility	50,000	50,000	50,000	50,000
Venetian Macao Senior Secured Notes	—	—	120,000	120,000
Interest Rate Cap Agreements	570	570	87	87
      The fair values of the Mortgage Notes and Senior Notes are based on quoted market prices. The fair values of other indebtedness approximate their respective carrying amounts based on the variable interest rate nature of these facilities. The fair value of the interest rate cap agreements are based upon quotes from brokers.
Note 8 — Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC
      On July 29, 2004, LVSLLC acquired all of the capital stock of Interface from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSLLC’s common stock (which converted to 58,625,638 shares of LVSC in the Merger). Interface indirectly owned The Sands Expo Center and held a $255.2 million redeemable preferred interest in Venetian Casino Resort, LLC. The acquisition of Interface by LVSLLC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following information presents certain income statement data of the separate companies for the periods preceding the Merger (in thousands):

	Period Ended	Year Ended
	July 29,	December 31,
	2004	2003

Net revenues
Las Vegas Sands Corp.	$580,718	$641,469
Interface	38,341	54,502
Less eliminations	(1,819)	(4,217)

	$617,240	$691,754

Net income
Las Vegas Sands Corp.	$446,668	$37,435
Interface	23,009	29,199

	$469,677	$66,634

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
Note 9 — Stock-Based Employee Compensation
      The Company has two nonqualified stock option plans, which provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

LVSLLC 1997 Fixed Stock Option Plan
      The 1997 Plan provides for 19,952,457 shares (on a post-split basis) of common stock of LVSLLC to be reserved for issuance to officers and other key employees or consultants of LVSLLC or any LVSLLC Affiliates or Subsidiaries (each as defined in the 1997 Plan) pursuant to options granted under the 1997 Plan.
      The 1997 Plan provides that the Principal Stockholder may, at any time, assume the 1997 Plan or certain obligations under the 1997 Plan, in which case the Principal Stockholder will have all the rights, powers, and responsibilities granted LVSLLC or its board of directors under the 1997 Plan with respect to such assumed obligations. The Principal Stockholder assumed LVSLLC’s obligations under the 1997 Plan to sell shares to optionees upon the exercise of their options with respect to options granted prior to July 15, 2004. LVSLLC is responsible for all other obligations under the 1997 Plan. LVSC assumed all of the obligations of LVSLLC and the Principal Stockholder under the 1997 Plan (other than the obligation of the Principal Stockholder to issue 984,321 shares under options granted prior to July 15, 2004), in connection with its initial public offering.
      2004 Awards under the 1997 Plan. On July 30, 2004, fully vested options to purchase 3,052,460 shares of LVSLLC’s common stock were granted by the board of directors under the 1997 Plan at an exercise price of $5.64 per share. Each of these options could only be exercised by the delivery of cash or check, or its equivalent. Four employees of the Company received options to purchase 942,820, 707,115, 471,410, and 931,115, respectively, shares of common stock. On August 2, 2004, one employee exercised all of the options granted to him. Another employee exercised options granted to him to acquire 353,558 shares of common stock on August 2, 2004 and 353,558 shares of common stock on November 30, 2004. Another employee exercised options granted to him to purchase 235,705 shares of common stock on August 2, 2004 and 235,705 shares of common stock on November 30, 2004. The final employee exercised all of the options

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted to him during 2005. The board of directors agreed not to grant any additional options under the 1997 Plan following the initial public offering and no options remain outstanding under the 1997 Plan as of December 31, 2005.

Las Vegas Sands Corp. 2004 Equity Award Plan
      The Company adopted the 2004 Plan for grants of its common stock, which were made to participants immediately prior to and following the consummation of its initial public offering. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value.
      Administration. The Company’s compensation committee administers the 2004 Plan. Except in the case of awards to non-employee directors which are administered by the Company’s board of directors, the compensation committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2004 Plan, and to adopt, alter and repeal rules, guidelines and practices relating to the 2004 Plan. The compensation committee has full discretion to administer and interpret the 2004 Plan, to adopt such rules, regulations, and procedures, as it deems necessary or advisable and to determine among other things the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised. The compensation committee has formed a sub-committee to administer those portions of the 2004 Plan that require administration by directors meeting certain independence standards.
      Eligibility. Any of the Company’s subsidiaries’ or affiliates’ employees, directors, officers or consultants are eligible for awards under the 2004 Plan. The compensation committee has the sole and complete authority to determine who will be granted an award under the 2004 Plan (except in the case of awards to non-employee directors, which are made by the board of directors).
      Number of Shares Authorized. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. No participant may be granted awards of options and stock appreciation rights with respect to more than 3,000,000 shares of common stock in any one year. If any award is forfeited, or if any option terminates, expires, or lapses without being exercised, shares of the Company’s common stock subject to such award will again be available for future grant. If there is any change in the Company’s corporate capitalization, the compensation committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance under the 2004 Plan, the number of shares covered by awards then outstanding under the 2004 Plan, the limitations on awards under the 2004 Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.
      The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term.
      Awards Available for Grant. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2005, there were 24,227,152 shares available for grant under the 2004 Plan.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Awards
      A summary of the status of the 1997 Plan and 2004 Plan for the years ended December 31, 2005, 2004, and 2003 is presented below:

			Weighted Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)

Outstanding, December 31, 2002	1,463,181	$1.02	9.6
Granted	665,082	1.02	—
Exercised	(1,330,164)	1.02	—
Forfeited	(266,033)	1.02	—

Outstanding, December 31, 2003	532,066	1.02	0.8
Granted	5,238,243	15.39	10.0
Exercised	(2,600,204)	4.79	10.0
Forfeited	—	—	—

Outstanding, December 31, 2004	3,170,105	21.67	7.1
Granted	304,820	35.50	10.0
Exercised	(995,122)	5.65	0.9
Forfeited	(381,843)	29.64	9.0

Outstanding, December 31, 2005	2,097,960	$29.83	9.0

      The following tables summarize additional information regarding the options, which were granted under the 1997 Plan and 2004 Plan and were outstanding at December 31, 2005, 2004, and 2003.

	2005	2004	2003

Options exercisable at December 31	234,210	984,322	532,066
Weighted average exercise price per share	$29.00	$5.39	$1.02

	Options Outstanding			Options Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contract	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Year)	Price	Exercisable	Price

$29.00 - $30.54	1,960,140	9.0	$29.11	234,210	$29.00
$37.18 - $47.70	137,820	9.5	$40.06	—	—

2,097,960

Restricted Stock Awards
      Restricted stock grants totaling 8,088 shares were issued under the 2004 Plan during the year ended December 31, 2005. No grants occurred during the years ended December 31, 2004 and 2003. The grant price per share of the awards was $37.09 and they vest over one year. The effect of these grants is to increase the issued and outstanding shares of the Company’s common stock and to decrease the number of shares available for grant in the 2004 Plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company’s common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statements of operations. During the year ended December 31, 2005, $0.2 million was recorded as compensation expense.
Note 10 — Employee Savings Plan
      Participation in the Venetian Casino Resort, LLC 401(k) employee savings plan is available for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee’s eligible gross wages. For the years ended December 31, 2005, 2004 and 2003, the Company’s matching contributions under the savings plan were $3.1 million, $2.7 million, and $2.2 million, respectively.
Note 11 — Related Party Transactions
      The Principal Stockholder is a partner in four entities that operate restaurants in The Venetian. The terms and conditions of the leases granted by the Company for such restaurants were at amounts which management believed would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $0.5 million and $1.0 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Grand Canal Shops II, LLC (the “Mall Subsidiary”) $0.5 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively. The Company purchased the lease interest and assets of Carnevale Coffee Bar LLC during 2003 for $3.1 million, payable in installments of $0.6 million during 2003, and $0.3 million annually over ten years, beginning in 2004 through September 1, 2013.
      As a result of the sale of the Mall (See Note 14 — Mall Sale), there were no amounts paid to the Company for the year ended December 31, 2005 from the entities noted above.
      During 2003, the Company purchased tower cranes from the Principal Stockholder for $0.8 million and prior to the purchase paid the Principal Stockholder $1.2 million of rent for the tower cranes for use during an expansion project at The Venetian.
      The Company paid approximately $3.1 million and $3.0 million during 2004 and 2005, respectively, to GWV Travel, a travel agent and charter tour operator for travel related services. GWV Travel is controlled by the Principal Stockholder.
      During the year ended December 31, 2005, the Principal Stockholder purchased certain banquet room and catering goods and services from The Venetian of approximately $1.0 million.
      The Company purchased hotel guest amenities from a company that is controlled by the Principal Stockholder’s brother. The total amount paid was approximately $1.8 million and $2.4 million during the years ended December 31, 2005 and 2004, respectively. In 2004, the Company also paid the Principal Stockholder’s brother a finder’s fee of $1.3 million in connection with securing an agreement with a laundry provider.
      During the year ended December 31, 2005, the Company incurred and paid certain expenses totaling $0.7 million to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the year ended December 31, 2005, the Company charged and received from the Principal Stockholder $1.2 million related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.
      As of December 31, 2004, the Company incurred certain expenses and had certain payables totaling $1.7 million and $0.9 million, respectively to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2003, the Company had certain receivables from its Principal Stockholder totaling $1.3 million, for advances Interface had made on his behalf related to his aircraft. As further described in Note 16, certain assets, including this receivable, were distributed to the Principal Stockholder immediately prior to LVSLLC’s acquisition of Interface in July 2004.
      In April 2003, the Company made loans totaling $0.8 million to certain of its executive officers. The loans bore interest at the greater of 4% per annum and an applicable short-term federal rate. The loans were to mature on the earlier of December 31, 2010, the date any public offering of the Company’s shares commences pursuant to a registration statement and the date on which the borrower disposes of any of his shares of the Company. Such loans were repaid in September 2004.

Note 12 —	Commitments and Contingencies

Construction Litigation
      The construction of the principal components of The Venetian was undertaken by Lehrer McGovern Bovis, Inc. (“Bovis”) pursuant to a construction management agreement. Bovis’ obligations were guaranteed by its corporate parent companies. In 1999, Venetian Casino Resort, LLC filed a complaint against Bovis in the United States District Court for the District of Nevada relating to the construction of The Venetian. In response, Bovis filed a complaint against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada (the “State Court Action”). Commencing in 2000, the Company participated with Bovis in certain arbitration proceedings ordered by the federal court. Pursuant to an agreement between the parties, certain claims brought by Bovis relating to infrastructure for The Palazzo, which is currently under construction (the “Lido Claims”), were severed from the State Court Action and have been settled as discussed below.
      The Company purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of The Venetian (the “Insurance Policy”). Under the Insurance Policy, the Company self-insured the first $45.0 million of covered losses (excluding defense costs) and the insurance company (the “Insurer”) insured defense costs and other covered losses up to the next $80.0 million. The principal exclusions from coverage under the Insurance Policy are lien claims of Bovis’ subcontractors directly against the Company (“Direct Claims”) and the Lido Claims.
      During the year ended December 31, 2005, the Company paid $13.5 million and $5.8 million to resolve the Lido Claims and three Direct Claims, respectively, parts of which were applied to the $45.0 million self-insured retention amount. In addition, the Company entered into a global settlement (the “Agreement”) with Bovis and the Insurer. Pursuant to the Agreement, Bovis has released the Company from further liability to it in the litigation in exchange for certain payments described below. In addition, the Insurer agreed to indemnify the Company from further liability for ongoing Direct Claims, except as described below in connection with claims under the Owner Controlled Insurance Program (“OCIP”) for the project.
      Pursuant to the Agreement the Company paid $30.7 million, which represents the balance of its self-insured retention under the Insurance Policy, in part to Bovis and in part to a Bovis subcontractor to resolve that subcontractor’s Direct Claim. The Company has no further liabilities in connection with the matter, except as described below with regard to the OCIP claims.
      Pursuant to the Agreement, the Company assigned most of its rights to its remaining construction defect claims against Bovis’ subcontractors to the Insurer and the Insurer agreed to indemnify the Company and hold it harmless from all remaining exposure from outstanding Direct Claims, except for certain exposures which might be created in connection with the OCIP claims as described below. The Company also agreed to dismiss its construction defect claims against Bovis. In addition, the Company agreed with the Insurer that the Insurance Policy would be deemed satisfied and terminated upon the satisfaction of certain conditions relating to the formal dismissals of the various matters covered by the settlement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Agreement, the Company retained the right to bring claims against certain Bovis subcontractors for amounts owed to the Company for its provision of insurance coverage to those subcontractors on the project through the OCIP. Neither Bovis nor the Insurer have indemnified the Company if a subcontractor against which it brings an OCIP claim counter-claims against the Company in response. The Company has not decided at this time whether to bring any OCIP claims, however it believes any OCIP related counter-claim exposure will not be material.
      The various dismissals required by the Agreement will be filed with the appropriate courts soon and should become final during the first quarter 2006.
      In connection with the aforementioned aggregate $50.0 million of settlement payments, the Company capitalized $37.3 million of these amounts as building related construction costs and treated $12.7 million of these amounts as interest expense. In addition, the Company recorded $7.0 million of depreciation expense during the year associated with the additional capitalized building related construction costs. The Company does not expect to incur any further charges in connection with this matter.

Litigation Relating to Macao Operations
      On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, LVSLLC, Sheldon G. Adelson, and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed an amended complaint. The defendants responded with a motion to dismiss for failure to state a claim upon which relief can be granted. On August 23, 2005, the court postponed ruling on the motion to dismiss and allowed for limited discovery in order to address defendant’s assertion that plaintiffs cannot plead fraud with sufficient particularity. A hearing on the motion to dismiss has been scheduled for March 6, 2006. Other than the motion to dismiss, there is currently no pending activity in the matter. This action is in a preliminary stage and the Company’s legal counsel has advised that based on proceedings to date, the probability of recovery by the plaintiffs is remote. The Company intends to defend this matter vigorously.
      On January 26, 2006, Clive Basset Jones, Darryl Steven Turok a/k/a Dax Turok, and Cheong Jose Vai Chi a/k/a Cliff Cheong, filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to five-percent of the ownership interest in the LVSC entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. Other than the complaint which has been filed, and the Company’s answer, there is currently no pending activity in the matter. This action is in a preliminary stage and the Company’s legal counsel has advised that based on proceedings to date, the probability of recovery by the plaintiffs is remote. The Company intends to defend this matter vigorously.

Interface Nevada Litigation
      On October 17, 2003, Bear Stearns Funding, Inc. filed a lawsuit against Interface Group-Nevada, the Company’s subsidiary that owns The Sands Expo Center. The plaintiff is seeking damages against Interface Group-Nevada for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon additional fee in connection with Interface Group-Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Group-Nevada has asserted six counter-claims against the plaintiff. The counterclaims against Bear Stearns allege that Bear Stearns’ sale of a subordinated component of the loan to a competitor constituted a breach of the loan agreement and a related agreement, that its transmission of information in connection with that sale constituted a misappropriation of Interface Group-Nevada’s trade secrets, and that it misrepresented to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interface Group-Nevada certain facts regarding the purchaser of the subordinated component. The counterclaims also allege that the Bear Stearns’ demand that Interface Group-Nevada purchase insurance not required by the loan agreement was motivated by Bear Stearns’ exclusion from participating in another financing, and that this action constituted a prima facie tort under New York law, and together with the other actions alleged in the counterclaims, constituted a breach of Bear Stearns’ duty of good faith and fair dealing. The counterclaims sought damages in an amount to be determined at trial but not less than $1.5 million, plus punitive damages of not less than $3.0 million on the fraud and prima facie tort causes of action. Plaintiff filed a motion for summary judgment on the complaint seeking (i) judgment on the complaint in the approximate amount of $1.5 million plus interest, costs and attorneys fees, and (ii) dismissal of the counterclaims other than the two breach of contract counterclaims (the “Motion”). By Opinion and Order dated March 21, 2005, the Motion was denied in part and granted in part. The Court denied Bear Stearns’ motion for judgment on the complaint, granted Bear Stearns’ motion to dismiss the counterclaims alleging misappropriation of trade secrets, prima facie tort, and fraud, and granted the request to dismiss one of the two bases of the counterclaim alleging a breach of the covenant of good faith and fair dealing. This matter is now in the discovery phase. Interface Group-Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters.

Shareholder Derivative Litigation
      Two shareholder derivative complaints, brought by plaintiffs Lily Walker and James Roberts, Jr., were filed in the District Court, Clark County, Nevada in August 2005 against Las Vegas Sands Corp. (as a nominal defendant) and several of its officers and directors, including Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, Robert G. Goldstein, Michael A. Leven, James J. Purcell, Irwin A. Siegel, Bradley H. Stone, and William P. Weidner. The two actions were consolidated under the lead case, and are now captioned “In re Las Vegas Sands Corp. Shareholder Litigation” Case No. A507820. The consolidated complaint alleges breach of fiduciary duty and unjust enrichment causes of action, including that the compensation paid to certain of the Company’s officers pursuant to their employment and other agreements was excessive, and that the approval of this compensation by certain directors was improper. The individual defendants filed a motion to dismiss the allegations of the consolidated complaint for failure to state a claim in October 2005, to which the Company filed a joinder. Following a hearing on that motion, the court dismissed the complaint on January 30, 2006 ending the matter.
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

Macao Projects
      On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited, a consortium of Macao and Hong Kong-based investors (“Galaxy”) on the condition that Venetian Macau be the management company. During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement which was recognized and approved by the Macao government and allows Venetian Macau to develop and operate casino projects, including The Sands Macao, separately from Galaxy. The Sands Macao opened on May 18, 2004. Additional facilities, including restaurants and entertainment venues and 49 of 52 high-end suites opened during late August 2004 and additional improvements have opened from time to time throughout 2005. In addition to The Sands Macao, the Company also intends to build The Venetian Macao in Macao.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the subconcession agreement, Venetian Macau was obligated to develop and open The Venetian Macao by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion patacas (approximately $527.4 million at exchange rates in effect on December 31, 2005) in various development projects in Macao by June 2009. The Company has spent more than the required minimum amount. Subsequent to December 31, 2005, the Company received an extension of the June and December 2006 construction deadlines for The Venetian Macao and the convention center to December 2007. The Company currently expects to open The Venetian Macao and the convention center in mid-2007. If the Company fails to meet the December 2007 deadline, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession and its investment to date in construction of The Venetian Macao could be lost. To support this obligation, a Macao bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million patacas (approximately $59.9 million at exchange rates in effect on December 31, 2005) of Venetian Macau’s legal and contractual obligations to the Macao government until March 31, 2007. Venetian Macau has granted a junior lien on the Venetian Macau’s rights over the land upon which The Sands Macao is constructed to support the guarantee issued by the Macao bank under the Venetian Macau subconcession.
      Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $3.6 million at exchange rates in effect on December 31, 2005). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $35,959, $17,980 and $120, respectively, at exchange rates in effect on December 31, 2005), subject to a minimum of 45 million patacas (or $5.4 million at exchange rates in effect on December 31, 2005). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. As of December 31, 2005, the Company was obligated under its subconcession to make minimum future payments of approximately $9.0 million in each of the next five years and approximately $103.4 million thereafter through June 2022.
      Currently, the gaming tax in Macao is calculated as a percentage of gross gaming revenue. However, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if the Company extends credit to its customers in Macao and is unable to collect on the related receivables, the Company must pay taxes on its winnings from these customers even though it was unable to collect on the related receivables. If the laws are not changed, the Company’s business in Macao may not be able to realize the full benefits of extending credit to its customers. Although there are proposals to revise the gaming tax laws in Macao, there can be no assurance that the laws will be changed.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, Venetian Macau entered into a 25-year land lease agreement with the Macao government for six acre parcel of the land on which The Sands Macao was constructed. The land concession will expire in 2028 and is renewable. The land concession requires the Company to pay a premium which is payable over a number of years. In addition, the Company is also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macao government. As of December 31, 2005, Venetian Macau was obligated under its leases to make future payments as follows (in thousands):

2006	$2,869
2007	2,869
2008	2,869
2009	156
2010	156
Thereafter	2,802

$11,721

      During the years ended December 31, 2005 and 2004, the Company recorded $0.7 million and $0.5 million in rental expense related to this land lease.
      The Company commenced construction of The Venetian Macao prior to obtaining a land concession from the Macao government which holds title to the land. The Company has applied to the Macao government for a land concession for a portion of the west side of the Cotai Strip, including the site of The Venetian Macao. The land concession will require the Company to pay certain premiums and rent. The Company is in negotiation with the Macao government over the cost of the land concession. The Company believes it will be successful in obtaining the land concession. However, in the event the Company is unable to successfully conclude its negotiations with the Macao government with regard to the land underlying The Venetian Macao, the Company could lose all or a substantial part of its investment in the creation of the land and in constructing The Venetian Macao.

Energy Services Agreements
      During 1997, Venetian Casino Resort, LLC, Interface, and others entered into separate energy service agreements with a heating, ventilation, and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian Casino Resort, LLC, Interface, and others over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The HVAC plant was constructed on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million. The charges payable under the separate energy services agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, Venetian Casino Resort, LLC and Interface were obligated under the energy services agreements to make future minimum payments as follows (in thousands):

Years Ending December 31,

2006	$6,828
2007	6,828
2008	6,828
2009	3,414
2010	—

Total minimum payments	$23,898

      Expenses incurred under the energy services agreements were $6.8 million, $7.4 million and $8.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Operating Lease Agreements
      The Company is party to other operating lease agreements, which are short-term and variable-rate in nature. Expenses incurred under these operating lease agreements totaled $1.6 million, $1.7 million and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Other Ventures and Commitments
      During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shops mall tenants. The first agreement provided for payments by the Company to a tenant of $0.8 million during 2003, with 27 additional annual payments of $0.4 million, thereafter. The second agreement provided for an initial deposit of $5.0 million, which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6.0% per annum. The third agreement provided for an initial payment of $0.5 million during 2003 and subsequent quarterly payments of $0.1 million for ten years. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shops mall tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2005, the Company was obligated under these agreements to make future payments of $0.7 million for each of the next five years and $8.7 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Segment Information
      The Company reviews the results of operations based on the following distinct segments, which are The Venetian on the Strip, The Sands Expo Center in Las Vegas and The Sands Macao in Macao. The Company’s segments are based on geographic locations (Las Vegas and Macao) or on the type of business (casino resort operations or convention operations). The Company’s segment information is as follows for the three years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003

Net Revenues
The Venetian	$784,517	$742,155	$638,794
The Sands Macao	896,599	397,210	—
The Sands Expo Center	59,796	57,691	52,960

Total net revenues	$1,740,912	$1,197,056	$691,754

Adjusted EBITDA(1)
The Venetian	$292,368	$288,714	$247,573
The Sands Macao	340,998	159,065	—
The Sands Expo Center	17,089	14,476	13,113

Total segment adjusted EBITDA	650,455	462,255	260,686
Other Operating Costs and Expenses
Corporate expense	(38,297)	(126,356)	(10,176)
Depreciation and amortization	(95,296)	(69,432)	(53,859)
Gain (loss) on disposal of assets	(1,441)	385,927	—
Pre-opening expense	(3,732)	(19,025)	(10,525)
Development expense	(22,238)	(14,901)	—

Operating income	489,451	618,468	186,126
Other Non-operating Costs and Expenses
Interest income	33,111	7,740	2,125
Interest expense, net of amounts capitalized	(96,292)	(138,077)	(122,442)
Other income (expense)	(1,334)	(131)	825
Loss on early retirement of debt	(137,000)	(6,553)	—

Income before income taxes	287,936	481,447	66,634
Benefit (provision) for income taxes	(4,250)	13,736	—

Net income	$283,686	$495,183	$66,634

(1)	Adjusted EBITDA is net income before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income or expense, gain (loss) on disposal of assets, loss on early retirement of debt, and corporate expense. Adjusted EBITDA is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

Capital Expenditures
The Venetian	$137,582	$117,392	$203,997
Macao Projects	388,242	197,795	52,788
The Palazzo	333,835	149,466	22,426
The Sands Expo Center	962	1,095	737

Total capital expenditures	$860,621	$465,748	$279,948

	Year Ended December 31,

	2005	2004

Total Assets
Las Vegas Sands Corp.	$307,679	$744,927
The Venetian	2,004,427	2,025,905
Macao Projects	885,809	455,374
The Palazzo	605,320	299,761
The Sands Expo Center	76,504	75,511

Total consolidated assets	$3,879,739	$3,601,478

Note 14 —	Mall Sale

Mall Sale and Related Matters
      On April 12, 2004, the Company entered into an agreement to sell The Grand Canal Shops mall and lease certain restaurant and other retail space at the casino level of The Venetian (the “Master Lease”) to General Growth Properties (“GGP”) for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed on May 17, 2004 and the Company realized a gain of $417.6 million in connection with the Mall Sale. In conjunction with the Mall Sale, the Company repaid all of its $120.0 million secured Mall facility and redeemed $6.4 million of the Mortgage Notes pursuant to the Asset Sale Offer. Under the Master Lease agreement, The Venetian leased nineteen spaces on the casino level of The Venetian currently occupied by various tenants to GGP for 89-years with annual rent of one dollar per year and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian, which will amortize into income on a straight-line basis over the 89-year lease term. During the years ended December 31, 2005 and 2004, $1.2 million and $0.8 million, respectively, of this deferred item was amortized and is included in retail and other revenue. In addition the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in Note 12–Commitments and Contingencies–Other Ventures and Commitments; (ii) lease the Blue Man Group Theater space located within The Grand Canal Shops mall from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. During the years ended December 31, 2005 and 2004, $3.5 million and $2.1 million, respectively, of this deferred item was amortized and is included as an offset to retail and other expense.
      As of December 31, 2005, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2006	$7,660
2007	7,660
2008	7,660
2009	7,884
2010	8,043
Thereafter	145,653

$184,560

Phase II Mall
      The Company formed the Phase II Mall Subsidiary on July 1, 2004 to develop and construct the Phase II Mall. In connection with the Mall Sale, the Company entered into an agreement with GGP to construct and sell the Phase II Mall for an amount equal to the greater of (i) $250.0 million; or (ii) the Phase II Mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the date the Phase II Mall opens to the public, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250.0 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II Mall’s opening date based on the formula described above. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period. The Phase II Mall is expected to cost approximately $280.0 million (excluding incentive payments described below). Under the Mall Sale agreement, the Company has agreed to substantially complete construction of the Phase II Mall before the earlier of (x) 36 months after the date on which sufficient permits are received to allow the Phase II Mall Subsidiary to begin construction of the Phase II Mall and (y) March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that the Company does not substantially complete construction of the Phase II Mall on or before the earlier of these two dates (as such dates may be extended as described in the preceding sentences), the Company must pay liquidated damages of $5,000 per day for the first six months and $10,000 per day for the following six months if substantial completion does not occur by the end of six months after the completion deadline. If substantial completion has not occurred on or before one year after the deadline, the Company will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II Mall before the agreed-upon deadline would constitute an event of default under the Senior Secured Credit Facility and the Company’s disbursement agreement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the event that the Company complies with all of its obligations under the aforementioned agreement with GGP concerning the Phase II Mall, and GGP fails to acquire the membership interests in the entity owning the Phase II Mall, the Company will be entitled to:

•	sue GGP for specific performance;

•	liquidated damages in the amount of $100.0 million; or

•	purchase the interest of GGP in The Grand Canal Shops mall for the lesser of (i) $766.0 million and (ii) the fair market value minus $100.0 million.
      The Company made an equity contribution to the Phase II Mall Subsidiary of $63.2 million on July 15, 2004, which was used to make certain incentive payments and pay related payroll taxes to the Principal Stockholder and other senior executives of the Company for their work in connection with the Phase II Mall Sale and related financing transactions. The Company made additional equity contributions of $25.8 million during 2004 as required under the Phase II Mall construction loan agreement (See Note 7 — Phase II Mall Construction Loan) and further equity contributions of $7.9 million during 2005.

Note 15 —	Income Taxes
      As further described in Note 2, prior to the completion of the Company’s initial public offering in December 2004, LVSLLC had elected to be taxed as an S corporation. Following the completion of the Merger and the initial public offering, the Company became subject to federal income taxes. At the time of the conversion to a C corporation for income tax purposes, the Company recognized deferred tax assets and liabilities as required by SFAS No. 109.
      The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,

	2005	2004

Federal:
Current	$1,627	$—
Deferred	2,623	47
Recognition of net deferred tax assets upon C Corporation conversion	—	(13,783)

Total income tax (benefit) provision	$4,250	$(13,736)

      The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2005 and from the C corporation conversion date, December 17, 2004, through December 31, 2004 is as follows:

	Year Ended	Period Ended
	December 31,	December 31,
	2005	2004

Statutory federal income tax rate	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(23.14)%	(25.45)%
Tax exempt income of foreign subsidiary (Macao)	(14.07)%	(13.67)%
Valuation allowance	2.61%	4.44%
Other, net	1.08%	0.22%
Net deferred tax assets recognized upon termination of S corporation election	—	(158.64)%

Effective tax rate	1.48%	(158.10)%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidated income before taxes for U.S. and international operations is as follows (in thousands):

	Year Ended	Period Ended
	December 31,	December 31,
	2005	2004

Domestic	$3,271	$80
International	284,665	8,608

Total	$287,936	$8,688

      The primary tax affected components of the Company’s net deferred tax assets are as follows (in thousands):

	At December 31,

	2005	2004

Deferred tax assets
Bad debt reserve	$10,230	$7,108
Accrued expenses	3,525	2,690
Deferred gain on the sale of the Mall	62,587	64,229
Net operating loss carryforward	3,053	1,458
Stock issued at a discount	—	5,256
Charitable contribution carryforward	2,825	—
Other	1,565	—
Net operating loss carryforward of foreign subsidiaries	17,386	6,175
Less: Valuation allowance	(17,386)	(6,175)

Total deferred tax assets	83,785	80,741

Deferred tax liabilities
Property and equipment	(62,698)	(64,932)
Prepaid expenses	(1,809)	(1,695)
Other	—	(378)

Total deferred tax liabilities	(64,507)	(67,005)

Net deferred tax asset	$19,278	$13,736

      Domestic operating loss carryforwards were $8.7 million and $8.2 million for the years ended December 31, 2005 and 2004, respectively. If these operating loss carryforwards are not used, they will begin to expire in 2024. Operating loss carryforwards of the foreign subsidiaries were $118.3 million and $29.1 million for the years ended December 31, 2005 and 2004, respectively. These losses begin to expire in 2006.
      At December 31, 2005 and 2004, there was a $17.4 million and $6.2 million valuation allowance provided on the foreign net operating loss carryforwards and other foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS No. 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2005 and 2004.
      Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has a plan for reinvestment of undistributed

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should the Company change its plans, it would be required to record a significant amount of deferred tax liabilities. For the years ended December 31, 2005 and 2004, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $373.1 million and $87.8 million, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less foreign tax credits applicable to distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.
      As described in Note 2, the Company has an income tax holiday in Macao through 2008. Had the Company been required to pay income taxes in Macao, consolidated net income would have been reduced by $35.3 million and $12.2 million, and diluted earning per share would have been reduced by $0.10 and $0.04 per share for the years ended December 31, 2005 and 2004, respectively.

Note 16 —	Dividends
      Immediately prior to the July 29, 2004 acquisition of Interface by LVSLLC as more fully described in Notes 1 and 8, Interface distributed approximately $15.2 million to its sole stockholder, who is also the Principal Stockholder of LVSC. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the Principal Stockholder and $0.4 million of certain fixed and other assets. Additionally, as further described in Note 2, the Company declared tax distributions to its stockholders of $129.0 million and $4.2 million during 2004 and 2003, respectively. There were no dividends declared during 2005.

Note 17 —	Condensed Consolidating Financial Information
      In accordance with Rule 3-10 of Regulation S-X of the Securities and Exchange commission, condensed consolidating financial information of the Company, the Guarantor Subsidiaries (as defined below) and the non-guarantor subsidiaries on a combined basis as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, is as follows (in thousands).
      LVSC is the obligor of the Senior Notes. LVSLLC, Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Venetian Operating Company, LLC, Lido Intermediate Holding Company, LLC and Lido Casino Resort, LLC (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis.

CONDENSED BALANCE SHEETS
December 31, 2005

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Cash and cash equivalents	$202,196	$87,173	$167,477	$—	$456,846
Restricted cash and cash equivalents	50,052	3	21,662	—	71,717
Intercompany receivables	2,207	3,373	4,195	(9,775)	—
Accounts receivable, net	245	81,204	3,329	—	84,778
Notes receivable	121,784	—	—	(121,784)	—
Inventories	—	8,584	1,383	—	9,967
Deferred income taxes	11,748	(2,871)	(931)	—	7,946
Prepaid expenses	436	6,141	6,875	—	13,452

Total current assets	388,668	183,607	203,990	(131,559)	644,706
Property and equipment, net	38,471	1,744,352	817,645	—	2,600,468
Investment in subsidiaries	1,441,500	480,619	—	(1,922,119)	—
Deferred offering costs, net	1,322	26,442	3,209	—	30,973
Restricted cash and cash equivalents	—	571,143	—	—	571,143
Deferred income taxes	3,130	5,852	2,350	—	11,332
Other assets, net	79	12,485	8,553	—	21,117

Total assets	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

Accounts payable	$50	$20,614	$14,139	$—	$34,803
Construction payables	—	54,234	109,698	—	163,932
Intercompany payables	—	—	9,775	(9,775)	—
Accrued interest payable	5,977	1,157	784	—	7,918
Other accrued liabilities	8,053	116,029	122,308	—	246,390
Notes payable	—	—	121,784	(121,784)	—
Current maturities of long-term debt	—	2,400	4,925	—	7,325

Total current liabilities	14,080	194,434	383,413	(131,559)	460,368
Other long-term liabilities	1,627	179,766	2,539	—	183,932
Long-term debt	247,925	1,208,800	169,176	—	1,625,901

Total liabilities	263,632	1,583,000	555,128	(131,559)	2,270,201

Stockholders’ equity	1,609,538	1,441,500	480,619	(1,922,119)	1,609,538

Total stockholders’ equity and liabilities	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

CONDENSED BALANCE SHEETS
December 31, 2004

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Cash and cash equivalents	$744,927	$388,338	$161,633	$—	$1,294,898
Restricted cash and cash equivalents	—	1,193	19,335	—	20,528
Intercompany receivables	—	39,268	4,801	(44,069)	—
Accounts receivable, net	—	54,887	1,695	—	56,582
Inventories	—	6,945	1,065	—	8,010
Deferred income taxes	—	13,000	311	—	13,311
Prepaid expenses	—	7,510	4,287	—	11,797

Total current assets	744,927	511,141	193,127	(44,069)	1,405,126
Property and equipment, net	—	1,361,749	394,341	—	1,756,090
Investment in subsidiaries	576,418	425,909	125	(1,002,452)	—
Deferred offering costs, net	—	41,609	10,766	—	52,375
Restricted cash and cash equivalents	—	356,946	—	—	356,946
Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	—	255,154	(255,154)	—
Deferred income taxes	—	(31)	456	—	425
Other assets, net	—	23,829	6,687	—	30,516

Total assets	$1,321,345	$2,721,152	$860,656	$(1,301,675)	$3,601,478

Accounts payable	$—	$21,495	$11,888	$—	$33,383
Construction payables	—	37,431	49,945	—	87,376
Construction payables-contested	—	7,232	—	—	7,232
Intercompany payables	5,219	—	38,850	(44,069)	—
Accrued interest payable	—	8,087	1,100	—	9,187
Other accrued liabilities	—	109,859	60,659	—	170,518
Current maturities of long-term debt	—	292,940	11,924	—	304,864

Total current liabilities	5,219	477,044	174,366	(44,069)	612,560
Other long-term liabilities	—	184,836	3,017	—	187,853
Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	255,154	—	(255,154)	—
Long-term debt	—	1,227,700	257,364	—	1,485,064

Total liabilities	5,219	2,144,734	434,747	(299,223)	2,285,477

Stockholders’ equity	1,316,126	576,418	425,909	(1,002,452)	1,316,001

Total stockholders’ equity and liabilities	$1,321,345	$2,721,152	$860,656	$(1,301,675)	$3,601,478

CONDENSED STATEMENTS OF OPERATIONS
For the year ended December 31, 2005

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Revenues:
Casino	$—	$367,915	$882,175	$—	$1,250,090
Rooms	—	318,830	4,730	—	323,560
Food and beverage	—	119,301	31,108	(2,899)	147,510
Retail and other	17,909	39,047	65,328	(19,219)	103,065

Total revenues	17,909	845,093	983,341	(22,118)	1,824,225
Less — promotional allowances	(762)	(56,951)	(25,600)	—	(83,313)

Net revenues	17,147	788,142	957,741	(22,118)	1,740,912

Operating expenses:
Casino	—	166,912	489,678	—	656,590
Rooms	—	81,778	280	—	82,058
Food and beverage	—	62,819	14,172	(255)	76,736
Retail and other	—	29,317	32,705	(3,954)	58,068
Provision for doubtful accounts	—	9,101	257	—	9,358
General and administrative	—	148,043	62,672	(17,909)	192,806
Corporate expense	38,200	—	97	—	38,297
Rental expense	—	13,280	1,561	—	14,841
Pre-opening expense	—	678	3,054	—	3,732
Development expense	646	217	21,375	—	22,238
Depreciation and amortization	2,037	64,954	28,305	—	95,296
Loss on disposal of assets	—	1,117	324	—	1,441

	40,883	578,216	654,480	(22,118)	1,251,461

Operating income	(23,736)	209,926	303,261	—	489,451
Other income (expense):
Interest income	12,365	20,005	9,775	(9,034)	33,111
Interest expense, net of amounts capitalized	(9,178)	(71,271)	(24,877)	9,034	(96,292)
Other expense	—	(1,211)	(123)	—	(1,334)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Income from equity investment in subsidiaries	298,967	284,534	—	(583,501)	—

Income before income taxes	278,418	309,149	283,870	(583,501)	287,936
Benefit (provision) for income taxes	5,268	(10,182)	664	—	(4,250)

Net income	$283,686	$298,967	$284,534	$(583,501)	$283,686

CONDENSED STATEMENTS OF OPERATIONS
For the year ended December 31, 2004

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Revenues:
Casino	$—	$320,990	$387,574	$—	$708,564
Rooms	—	311,680	323	—	312,003
Food and beverage	—	108,511	15,896	(2,841)	121,566
Retail and other	—	41,037	78,597	(3,197)	116,437

Total revenues	—	782,218	482,390	(6,038)	1,258,570
Less — promotional allowances	—	(53,210)	(8,304)	—	(61,514)

Net revenues	—	729,008	474,086	(6,038)	1,197,056

Operating expenses:
Casino	—	143,925	196,427	(111)	340,241
Rooms	—	77,108	141	—	77,249
Food and beverage	—	55,599	10,367	(1,790)	64,176
Retail and other	—	25,763	37,561	(3,269)	60,055
Provision for doubtful accounts	—	7,959	—	—	7,959
General and administrative	—	128,535	44,953	(400)	173,088
Corporate expense	—	62,793	64,031	(468)	126,356
Rental expense	—	9,869	2,164	—	12,033
Pre-opening expense	—	995	18,030	—	19,025
Development expense	—	3,741	11,160	—	14,901
Depreciation and amortization	—	51,524	17,908	—	69,432
Loss on disposal of assets	—	31,536	113	—	31,649
Gain on sale of Grand Canal Shops	—	(417,576)	—	—	(417,576)

	—	181,771	402,855	(6,038)	578,588

Operating income	—	547,237	71,231	—	618,468
Other income (expense):
Interest income	506	7,114	4,924	(4,804)	7,740
Interest expense, net of amounts capitalized	—	(119,983)	(22,898)	4,804	(138,077)
Other expense	—	—	(131)	—	(131)
Loss on early retirement of debt	—	(5,406)	(1,147)	—	(6,553)
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(16,826)	16,826	—	—
Income from equity investment in subsidiaries	494,677	69,572	—	(564,249)	—

Income before income taxes	495,183	481,708	68,805	(564,249)	481,447
Benefit for income taxes	—	12,969	767	—	13,736

Net income	$495,183	$494,677	$69,572	$(564,249)	$495,183

CONDENSED STATEMENTS OF OPERATIONS
For the year ended December 31, 2003

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Revenues:
Casino	$—	$272,804	$—	$—	$272,804
Rooms	—	251,397	—	—	251,397
Food and beverage	—	82,882	—	(2,675)	80,207
Retail and other	—	39,867	95,023	(2,688)	132,202

Total revenues	—	646,950	95,023	(5,363)	736,610
Less — promotional allowances	—	(44,856)	—	—	(44,856)

Net revenues	—	602,094	95,023	(5,363)	691,754

Operating expenses:
Casino	—	128,373	—	(203)	128,170
Rooms	—	64,819	—	—	64,819
Food and beverage	—	40,797	—	(620)	40,177
Retail and other	—	20,353	37,005	(3,802)	53,556
Provision for doubtful accounts	—	8,197	(113)	—	8,084
General and administrative	—	105,582	20,552	—	126,134
Corporate expense	—	10,914	—	(738)	10,176
Rental expense	—	7,571	2,557	—	10,128
Pre-opening expense	—	1,125	9,400	—	10,525
Depreciation and amortization	—	45,463	8,396	—	53,859

	—	433,194	77,797	(5,363)	505,628

Operating income	—	168,900	17,226	—	186,126
Other income (expense):
Interest income	—	1,412	1,492	(779)	2,125
Interest expense, net of amounts capitalized	—	(107,267)	(15,954)	779	(122,442)
Other income (expense)	—	887	(62)	—	825
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	—	26,217	(26,217)	—
Income from equity investment in subsidiaries	66,634	28,919	—	(95,553)	—

Income before preferred return	66,634	92,851	28,919	(121,770)	66,634
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(26,217)	—	26,217	—

Net income	$66,634	$66,634	$28,919	$(95,553)	$66,634

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2005

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operating activities	$(86,595)	$218,117	$458,394	$—	$589,916

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(50,052)	(213,007)	(2,327)	—	(265,386)
Capital expenditures	(40,508)	(429,103)	(391,010))	—	(860,621)
Capital contributions to subsidiaries	(604,260)	(63,741)	—	668,001	—

Net cash provided by (used in) investing activities	(694,820)	(705,851)	(393,337)	668,001	(1,126,007)

Cash flows from financing activities:
Transaction costs, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Exercise of stock options	313	—	—	—	313
Capital Contributions from LVSC	—	604,260	—	(604,260)	—
Capital contribution from Venetian Casino Resort, LLC	—	—	53,628	(53,628)	—
Capital contribution from Las Vegas Sands, Inc.	—	—	10,113	(10,113)	—
Dividend to Las Vegas Sands, Inc.	—	—	—	—	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from senior secured credit facility-term B delayed	—	200,000	—	—	200,000
Proceeds from phase II mall construction loan	—	—	28,500	—	28,500
Repayments on Venetian Macao senior secured notes-tranche A	—	—	(75,000)	—	(75,000)
Repayments on Venetian Macao senior secured notes-tranche B	—	—	(45,000)	—	(45,000)
Proceeds from senior secured credit facility-revolver	—	31,000	—	—	31,000
Repayments on FF&E credit facility	—	(1,800)	—	—	(1,800)
Repayments on Interface mortgage note payable	—	—	(3,687)	—	(3,687)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of debt offering costs	(1,438)	(9,783)	(55)	—	(11,276)
Net change in intercompany accounts	(7,426)	35,895	(28,469)	—	—

Net cash provided by (used in) financing activities	238,684	186,569	(59,970)	(668,001)	(302,718)

Effect of exchange rate on cash	—	—	757	—	757

Increase (decrease) in cash and cash equivalents	(542,731)	(301,165)	5,844	—	(838,052)
Cash and cash equivalents at beginning of year	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of year	$202,196	$87,173	$167,477	$—	$456,846

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2004

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Net cash provided by operating activities	$515	$156,232	$216,622	$—	$373,369

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of transaction costs	—	649,568	—	—	649,568
Change in restricted cash and cash equivalents	—	(356,018)	120,343	—	(235,675)
Notes receivable from stockholders	—	843	(638)	—	205
Capital expenditures	—	(210,926)	(254,822)	—	(465,748)
Capital contributions to subsidiaries	—	(183,895)	—	183,895	—

Net cash provided by (used in) investing activities	—	(100,428)	(135,117)	183,895	(51,650)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of transaction costs	739,193	—	—	—	739,193
Dividends paid to shareholders	—	(112,107)	(12,920)	—	(125,027)
Exercise of stock options	—	11,964	—	—	11,964
Contributions from shareholders	—	—	420	—	420
Capital contribution from Venetian Casino Resort, LLC	—	—	94,882	(94,882)	—
Capital contribution from Las Vegas Sands, Inc.	—	—	89,013	(89,013)	—
Repayments on 11% mortgage notes	—	(6,360)	—	—	(6,360)
Repayments on secured mall facility	—	—	(120,000)	—	(120,000)
Repayments on senior secured credit facility-term A	—	(48,333)	—	—	(48,333)
Repayments on senior secured credit facility-term B	—	(246,250)	—	—	(246,250)
Proceeds from senior secured credit facility-term B	—	665,000	—	—	665,000
Proceeds from Macau revolver	—	—	10,000	—	10,000
Repayments on Macau revolver	—	—	(10,000)	—	(10,000)
Proceeds from Venetian Intermediate credit facility	—	—	10,000	—	10,000
Repayments on FF&E credit facility	—	(2,400)	—	—	(2,400)
Repayments on Interface Nevada note payable	—	—	(127,512)	—	(127,512)
Proceeds from Interface mortgage note payable	—	—	100,000	—	100,000
Repayments on Interface mortgage note payable	—	—	(711)	—	(711)
Payments of debt offering costs	—	(22,396)	(7,202)	—	(29,598)
Net change in intercompany accounts	5,219	(9,187)	3,968	—	—

Net cash provided by financing activities	744,412	229,931	29,938	(183,895)	820,386

Increase in cash and cash equivalents	744,927	285,735	111,443	—	1,142,105
Cash and cash equivalents at beginning of year	—	102,603	50,190	—	152,793

Cash and cash equivalents at end of year	$744,927	$388,338	$161,633	$—	$1,294,898

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2003

	Las Vegas	Guarantor	Non-Guarantor	Consolidating/
	Sands Corp.	Subsidiaries	Subsidiaries	Eliminating Entries	Total

Net cash provided by operating activities	$—	$112,962	$24,154	$—	$137,116

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	101,185	(118,130)	—	(16,945)
Notes receivable from stockholders	—	(843)	(590)	—	(1,433)
Capital expenditures	—	(197,018)	(82,930)	—	(279,948)

Net cash used in investing activities	—	(96,676)	(201,650)	—	(298,326)

Cash flows from financing activities:
Contributions from stockholder	—	—	721	—	721
Repayments on senior secured credit facility-term A	—	(1,667)	—	—	(1,667)
Proceeds from senior secured credit facility-term A	—	50,000	—	—	50,000
Repayments on senior secured credit facility-term B	—	(2,500)	—	—	(2,500)
Proceeds from Venetian Macau senior secured notes-tranche A	—	—	75,000	—	75,000
Proceeds from Venetian Macau senior secured notes-tranche B	—	—	45,000	—	45,000
Proceeds from Venetian Intermediate credit facility	—	—	40,000	—	40,000
Repayments on bank credit facility-revolver	—	(470)	—	—	(470)
Proceeds from bank credit facility-revolver	—	470	—	—	470
Repayments on FF&E credit facility	—	(600)	—	—	(600)
Proceeds from FF&E credit facility	—	15,000	—	—	15,000
Repayments on Interface note payable	—	—	(6,050)	—	(6,050)
Payments of deferred offering costs	—	(408)	(6,976)	—	(7,384)
Net change in intercompany accounts	—	(30,233)	30,233	—	—

Net cash provided by financing activities	—	29,592	177,928	—	207,520

Increase in cash and cash equivalents	—	45,878	432	—	46,310
Cash and cash equivalents at beginning of year	—	56,725	49,758	—	106,483

Cash and cash equivalents at end of year	$—	$102,603	$50,190	$—	$152,793

Note 18 —	Selected Quarterly Financial Results (Unaudited)

	Quarter

	First	Second	Third	Fourth	Total

	(In thousands, except per share data)
2005
Net revenues	$403,794	$398,821	$437,622	$500,675	$1,740,912
Operating income	125,336	114,143	108,484	141,488	489,451
Net income	7,112	86,429	80,096	110,049	283,686
Basic earnings per share	0.02	0.24	0.23	0.31	0.80
Diluted earnings per share	0.02	0.24	0.23	0.31	0.80
2004
Net revenues	$239,186	$266,657	$343,636	$347,577	$1,197,056
Operating income (loss)	82,296	495,087	(48,411)	89,496	618,468
Net income (loss)	49,916	461,890	(85,879)	69,256	495,183
Basic earnings (loss) per share	0.15	1.42	(0.26)	0.21	1.52
Diluted earnings (loss) per share	0.15	1.42	(0.26)	0.21	1.52
      Because earnings (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors of Las Vegas Sands Corp.
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 1, 2006

Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2005, 2004 and 2003

		Additions	Deductions

		Charges	(Accounts
	Balance at	to	Charged	Balance
	Beginning	Costs and	off)	at End
Description	of Year	Expenses	Recovered	of Year

	(In thousands)
Allowance for doubtful accounts and discounts:
2003	$26,942	8,084	(4,873)	$30,153

2004	$30,153	7,959	(3,630)	$34,482

2005	$34,482	9,358	5,158	$48,998

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year

Deferred income tax asset valuation allowance:
2003	$—	—	—	$—

2004	$—	6,175	—	$6,175

2005	$6,175	11,211	—	$17,386

ITEM 9. —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A. —	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2005 and have concluded that they are effective.
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
Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”
      Based on this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears beginning on page 77 herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

ITEM 9B. —	OTHER INFORMATION
      None.
PART III

ITEM 10. —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      This section contains information about our current executive officers and directors, including their names and ages, positions held and periods during which they have held their positions as of February 28, 2006. There are no arrangements or understandings between our officers and/or directors and any other person pursuant to which they were selected as officers or directors.

Name	Age	Title

Sheldon G. Adelson	72	Chairman of the Board, Chief Executive Officer and Treasurer
William P. Weidner	61	President and Chief Operating Officer
Bradley H. Stone	51	Executive Vice President
Robert G. Goldstein	50	Senior Vice President
Scott D. Henry	41	Senior Vice President and Chief Financial Officer
Bradley K. Serwin	44	General Counsel and Secretary
Wesley D. Allison	44	Acting Chief Accounting Officer
Irwin Chafetz	69	Director
Charles D. Forman	59	Director
Michael A. Leven	68	Director
James L. Purcell	76	Director
Irwin A. Siegel	65	Director
      Sheldon G. Adelson has been Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company since August 2004. He has been Chairman of the Board, Chief Executive Officer and a director of the Company’s wholly owned operating subsidiary, Las Vegas Sands, LLC (formerly known as Las Vegas Sands, Inc.) since April 1988 when it was formed to own and operate the former Sands Hotel and Casino. Mr. Adelson has extensive experience in the convention, trade show, and tour and travel businesses. Mr. Adelson also has investments in other business enterprises. Mr. Adelson created and developed the COMDEX Trade Shows, including the COMDEX/ Fall Trade Show, which was the world’s largest computer show in the 1990s, all of which were sold to Softbank Corporation in April 1995. Mr. Adelson also created and developed The Sands Expo Center, which he grew into one of the largest convention and trade show destinations in the United States before transferring it to us in July 2004. He has been President and Chairman of Interface Holding since the mid-1970s and Chairman of our affiliate Interface Group-Massachusetts Inc. since 1990.

      William P. Weidner has been the President and Chief Operating Officer and a director of the Company since August 2004. He has been the President and Chief Operating Officer of Las Vegas Sands, LLC since December 1995 and a director of Las Vegas Sands, LLC since August 2004. From 1985 to 1995, Mr. Weidner was President and Chief Operating Officer and served on the board of Pratt Hotel Corporation. From February 1991 to December 1995, Mr. Weidner was also the President of Pratt’s Hollywood Casino-Aurora subsidiary and from June 1992 until December 1995, he served on the board of the Hollywood Casino Corporation. Since September 1993, Mr. Weidner has served on the board of directors of Shorewood Packaging Corporation. Mr. Weidner directed the opening of Hollywood Casino, one of Chicago’s first riverboat casino hotels, New York City’s Maxim’s de Paris (now the Peninsula), and hotels in Orlando and Palm Springs.
      Bradley H. Stone has been Executive Vice President of the Company since August 2004. He has been Executive Vice President of Las Vegas Sands, LLC since December 1995. From June 1984 through December 1995, Mr. Stone was President and Chief Operating Officer of the Sands Hotel in Atlantic City. Mr. Stone also served as an Executive Vice President of the parent Pratt Hotel Corporation from June 1986 through December 1995.
      Robert G. Goldstein has been Senior Vice President of the Company since August 2004. He has been Senior Vice President of Las Vegas Sands, LLC since December 1995. From 1992 until joining the Company in December 1995, Mr. Goldstein was the Executive Vice President of Marketing at the Sands in Atlantic City as well as an Executive Vice President of the parent Pratt Hotel Corporation.
      Scott D. Henry has been Senior Vice President and Chief Financial Officer of the Company since September 2004. From May 2001 until September 2004, Mr. Henry was a Managing Director in the Telecommunications, Media and Technology Group at ABN AMRO Incorporated. From January 2000 to May 2001, he was a Managing Director in the Telecommunications Group at ING Barings in New York. Prior to joining ING Barings, Mr. Henry was a Managing Director in the Media, Entertainment and Communications Group at Prudential Securities and the head of Prudential’s Gaming and Leisure practice. Mr. Henry joined Prudential in March 1997.
      Bradley K. Serwin has been the General Counsel and Secretary of the Company since January 2005. From June 1999 until January 2005, Mr. Serwin served as Executive Vice President, General Counsel and Corporate Secretary of Ticketmaster, a ticketing and access company, and its predecessors. Prior to joining Ticketmaster, Mr. Serwin served from March 1995 until May 1999 as Senior Vice President, General Counsel and Corporate Secretary of Paula Financial, a publicly-traded insurance and financial services company. From 1986 until March 1995, Mr. Serwin practiced law with Gibson Dunn & Crutcher.
      Wesley D. Allison has been Acting Chief Accounting Officer of the Company since December 2005. Prior to that, Mr. Allison served as the Vice President, Finance at the Company’s subsidiary, Venetian Casino Resort, LLC, since August 2005. From May 2004 until he joined our company, Mr. Allison was the Senior Vice President, Interim Chief Financial Officer and Corporate Controller at Caesars Entertainment, Inc. From July 2002 until May 2004, he was the Senior Vice President and Corporate Controller and from December 1998 until July 2002, he was the Vice President and Corporate Controller at Caesars Entertainment, Inc.
      Irwin Chafetz has been a director of the Company since March 2005. He was a director of Las Vegas Sands, Inc. from March until July 2005. Mr. Chafetz is a director of The Interface Group, a Massachusetts business trust which controls Interface Group-Massachusetts, LLC, a company that owns and operates GWV Vacations, New England’s largest charter tour operator, and Sunburst Vacations LLC, a national scheduled service tour operator. Mr. Chafetz has been associated with GWV Vacations and its predecessors since 1972. From 1989 to 1995, Mr. Chafetz was a vice president and director of Interface Group-Nevada, Inc., which owned and operated trade shows, including COMDEX, which at its peak was the largest American trade show with a presence in more than 20 countries, and also owned and operated The Sands Expo Center, the largest privately-owned convention center in the United States. From 1989 to 1995 Mr. Chafetz was also Vice President and a director of Las Vegas Sands, Inc. Mr. Chafetz has served on the boards of directors of many charitable and civic organizations and is a member of the Dean’s Advisory Council at Boston University School of Management and the Board of Trustees at Suffolk University.
      Charles D. Forman has been a director of the Company since August 2004. He has been a director of Las Vegas Sands, LLC since March 2004. Mr. Forman has served as Chairman and Chief Executive Officer of Centric Events Group, LLC, a trade show and conference business since 2002. From 2000 to 2002, he served as a director of a private company and participated in various private equity investments. From 1995 to 2000, he held various positions with subsidiaries of Softbank Corporation. During 2000, he was Executive Vice President of International Operations of Key3Media, Inc. From 1998 to 2000, he was Chief Legal Officer of ZD Events Inc., a tradeshow business that included COMDEX, which was the largest tradeshow in the United States in the 1990s. From 1995 to 1998, Mr. Forman was Executive Vice President, Chief Financial and Legal Officer of Softbank Comdex Inc. From 1989 to 1995, Mr. Forman was Vice President and General Counsel of Interface Group, Inc., a tradeshow and convention business that owned and operated COMDEX. Mr. Forman was in private law practice from 1972 to 1988.
      Michael A. Leven has been a director of the Company since August 2004. He was a director of Las Vegas Sands, LLC from May 2004 until July 2005. Mr. Leven has spent his entire 45-year career in the hotel industry. Mr. Leven is the founder, Chairman, Chief Executive Officer and President of U.S. Franchise Systems, Inc., which franchises the Microtel Inns & Suites and Hawthorn Suites brands. Mr. Leven formed U.S. Franchise Systems, Inc. in 1995. From 1990 to 1995, Mr. Leven was President and Chief Operating Officer of Holiday Inns Worldwide. From 1985 to 1990, he was president of Days Inn of America. Mr. Leven serves as director of Hersha Hospitality Trust. Mr. Leven serves on many other non-profit boards.
      James L. Purcell has been a director of the Company since July 2004. He was a director of Las Vegas Sands, Inc. from June 2004 until July 2005. Mr. Purcell was a partner at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP from January 1964 through December 1999. Mr. Purcell has practiced law in Boca Raton, Florida, since his retirement from Paul, Weiss, Rifkind, Wharton & Garrison LLP. Mr. Purcell is a Director Emeritus of King’s College.
      Irwin A. Siegel has been a director of the Company since February 2005. He was a director of Las Vegas Sands, Inc. from February 2005 until July 2005. Mr. Siegel is a certified public accountant and was a partner (specializing in the hospitality industry) in the international accounting and consulting firm of Deloitte & Touche, LLP from 1973 to 2003, when he retired. From 1996 through 1999 Mr. Siegel served as the CEO of the Deloitte operations in the former Soviet Union. Mr. Siegel has been working as a business consultant since 2003. Mr. Siegel has served on the boards of directors of many charitable and civic organizations and is the president of the Weinstein Hospice in Atlanta.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file reports of ownership of our common stock with the Securities and Exchange Commission. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings and representations from the Company’s directors and executive officers that no other reports were required, the Company notes that all reports for the year 2005 were filed on a timely basis, except that due to administrative errors, Form 4s for each of Messrs. Chafetz, Forman, Leven, Purcell and Siegel reporting their annual award of 1,348 shares of the Company’s restricted stock were filed late and Form 4s for each of Messrs. Serwin and Siegel reporting their annual award of options to purchase 12,750 and 5,100 shares of the Company’s Common Stock, respectively, were filed late.
Compensation Committee Interlocks and Insider Participation
      Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee in 2005 were Messrs. Forman, Chafetz, Leven and Purcell. Mr. Forman was, from 1989 to 1995, an officer of Interface Group Massachusetts, Inc. and Interface Group-Nevada, Inc., companies controlled by Mr. Adelson (our “principal stockholder”). Mr. Chafetz is a director of The Interface Group, a Massachusetts business trust which controls Interface Group Massachusetts, LLC, a company that owns and operates GWV Vacations and Sunburst Vacations LLC. From 1989 to 1995, Mr. Chafetz was a vice president and director of Interface Group-Nevada, Inc. and a director and vice-president of our subsidiary, Las Vegas Sands, Inc. Except as described above, none of the other members of our Compensation Committee are, or have been, an employee or officer of the Company. None of our executive officers serves, or in the past year has served, as a member of the Board or Compensation Committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.
Directors’ Compensation
      Each non employee director receives an annual cash retainer of $50,000 and an annual grant of restricted stock equal in value to $50,000. The restricted stock is subject to a one year forfeiture period and may not be sold until the director retires from the Board (except to the extent necessary to cover taxes incurred as a result of the vesting of the restricted stock). In addition, each non employee director receives a one time grant of options upon becoming a non-employee director with an aggregate value of $100,000 on the date of grant (based on the Black Scholes Option valuation model). These options vest at a rate of 20% of the option grant each year over five years. Both the restricted stock grants and the options are granted to the directors pursuant to our 2004 Plan. In 2005, Messrs. Chafetz, Forman, Leven, Purcell and Siegel each received 1,348 restricted shares of stock and Messrs. Chafetz and Siegel received options to purchase 4,970 and 5,100 shares of Common Stock, respectively, as their one-time option grants upon becoming non-employee directors.
      We pay non employee directors $1,500 for each meeting of the Board that they attend ($750 for telephonic meetings) and $1,000 for each meeting of a committee of the Board that they attend ($500 for telephonic meetings). Annual retainers are paid to the chairperson of each committee of the Board as follows: Audit Committee chairperson, increased from $10,000 to $20,000, effective January 1, 2006; and Compensation Committee chairperson, $5,000. The above cash compensation may be deferred by directors into a deferred compensation plan that we have established. Directors are also reimbursed for expenses incurred in connection with their service as directors, including travel expenses for meeting attendance. As a retired partner of Paul, Weiss, Rifkind, Wharton & Garrison LLP, Mr. Purcell is obligated to turn over to his former law firm all consideration he receives as a director of our company.
Corporate Governance
      Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer), employees and agents. The Code of Business Conduct and Ethics establishes policies and procedures that the Board believes promote the highest standards of integrity, compliance with the law and personal accountability. The Company’s Code of Business Conduct and Ethics is posted on our website and is provided to all new directors, officers and employees. See “— Website Access” below.
      Corporate Governance Guidelines. We have adopted Corporate Governance Guidelines for the Company setting forth the general principles governing the conduct of the Company’s business and the role, functions, duties and responsibilities of the Board, including, but not limited to such matters as composition, membership criteria, orientation and continuing education, retirement, committees, compensation, meeting procedures, annual evaluation and management succession planning. The Company’s Corporate Governance Guidelines are posted on our website. See “— Website Access” below.
      Statement on Reporting Ethical Violations. We have adopted a Statement on Reporting Ethical Violations to facilitate and encourage the reporting of any misconduct at the Company, including violations or potential violations of our Code of Business Conduct and Ethics, and ensure that those reporting such misconduct will not be subject to harassment, intimidation or other retaliatory action. The Statement on Reporting Ethical Violations is posted on our website and is provided to all new directors, officers and employees. See “— Website Access” below.

Director Independence and Audit Committee
      As a “controlled” company pursuant to the rules of the NYSE, we are not required to have a majority of independent directors on our Board. The Board has determined that three of the seven members of the Board currently satisfy the criteria for independence under applicable Exchange Act and NYSE rules, namely Messrs. Leven, Purcell and Siegel. In making its determination, the Board reviewed all the relevant facts and circumstances (including Mr. Purcell’s status as a retired partner of Paul, Weiss, Rifkind, Wharton & Garrison LLP), the standards set forth in our Corporate Governance Guidelines, the NYSE rules and other applicable laws and regulations.
      The members of our Audit Committee are Irwin A. Siegel (Chairman), Michael A. Leven and James L. Purcell. The Board has determined that each of Messrs. Siegel, Leven and Purcell is independent under applicable NYSE and federal securities rules and regulations on independence of Audit Committee members. The Board has determined that each of the members of the Audit Committee is “financially literate.”
      Two of our directors, Messrs. Chafetz and Forman, have business and personal relationships with our controlling stockholder, Mr. Adelson. Mr. Chafetz was a stockholder, vice president and director of the entity that owned and operated the COMDEX trade show and The Sands Expo Center which were created and developed by Mr. Adelson. Mr. Forman was vice president and general counsel of this entity. Mr. Chafetz is also a director and a 12.5% shareholder of entities that control GWV Vacations and Sunburst Vacations and that are controlled by Mr. Adelson. Mr. Forman is also a trustee of several trusts for the benefit of Mr. Adelson and his family that beneficially own approximately 21.3% of our common stock and a trustee of a trust for the benefit of Mr. Chafetz’s children. These relationships with Mr. Adelson also include making joint investments and other significant financial dealings. As a result, Messrs. Adelson, Chafetz and Forman may have their financial interests aligned and therefore, the Board does not consider Messrs. Chafetz and Forman to be independent directors.
Audit Committee Financial Expert
      The Board of Directors has determined that Mr. Siegel qualifies as an “audit committee financial expert” as defined in the NYSE’s listing standards and the SEC regulations and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
Website Access
      Copies of our Code of Business Conduct and Ethics, Corporate Government Guidelines, Statement on Reporting Ethical Violations and the charters for our Audit Committee and Compensation Committee are available on our website at www.lasvegassands.com by clicking on “Investor Information,” then “Corporate Governance.” Copies also are available without charge by sending a written request to the Corporate Secretary at the following address: Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
NYSE and SEC Certifications
      In January 2006, our Chief Executive Officer provided to the NYSE the annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards. As permitted by the listing rules of the NYSE, this certification was provided within 30 days of the first anniversary of our listing on the NYSE. Furthermore, the Company’s Chief Executive Officer and Chief Financial Officer each filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the certifications required under Section 302 and Section 906 of the Sarbanes Oxley Act of 2002.

ITEM 11. —	EXECUTIVE COMPENSATION
      The following table sets forth information concerning the compensation earned by or paid to Sheldon G. Adelson (our Chairman, Chief Executive Officer and Treasurer), and each of our four other most highly compensated executive officers (with Mr. Adelson, the “named executive officers”) during each of the past three fiscal years.
Summary Compensation Table

				Long-Term Compensation

	Annual Compensation			Restricted	Securities	All Other
				Stock	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Awards ($)(2)	Options (#)(3)	($)(4)

Sheldon G. Adelson	2005	1,009,615	2,576,697	—	—	100,000
Chairman of the	2004	1,557,692	30,000,000	—	91,843	—
Board, Chief	2003	1,500,000	750,000	—	—	—
Executive Officer
and Treasurer
William P. Weidner	2005	1,004,564	1,987,316	1,111,026	—	4,291
President and Chief	2004	1,282,561	13,157,243	—	1,026,313	81,913
Operating Officer	2003	1,187,648	885,980	—	—	186,464
Bradley H. Stone	2005	999,805	1,321,977	972,142	—	13,708
Executive Vice	2004	1,026,049	12,606,033	—	780,172	26,798
President	2003	950,118	708,784	—	—	11,098
Robert G. Goldstein	2005	964,288	1,085,507	833,258	—	4,291
Senior Vice	2004	961,921	11,944,123	—	484,030	52,430
President	2003	890,736	664,485	—	—	66,181
Scott D. Henry(5)	2005	500,000	519,174	277,721	—	826
Senior Vice	2004	144,230	250,000	—	20,873	263
President and	2003	—	—	—	—	—
Chief Financial Officer

(1)	Bonus amounts reflect bonuses earned for performance during the indicated year, regardless of when paid. Since our initial public offering, all bonuses have been approved by the Compensation Committee or its Performance Subcommittee, as applicable. The bonuses reported above in respect of 2005 were paid in February 2006. Due to an improper interpretation of their employment agreements, the bonus payments made to the named executives exceeded the bonuses earned by them under their respective employment agreements by the amounts set forth after their names as follows: Mr. Adelson ($876,697); Mr. Weidner ($712,316); Mr. Stone ($536,977); Mr. Goldstein ($458,257); and Mr. Henry ($219,174). On March 1, 2006, the Compensation Committee met to consider what action should be taken with respect to the overpayments. A majority of the Committee concluded that the outstanding performance of the Company in 2005 justified payment to the executives of supplemental bonuses equal to the overpayments made to each of them in February. James L. Purcell, a member of the Compensation Committee and of its Performance Subcommittee, dissented. In July 2004, we made one-time cash incentive payments to Messrs. Adelson, Weidner, Stone and Goldstein in the amounts of $30.0 million, $11.2 million, $10.2 million and $10.6 million, respectively. These incentive payments were paid to these executives for the significant value they created in connection with securing the financing of the Phase II mall and arranging for the sale of the Phase II mall.

(2)	On January 11, 2006, we awarded shares of restricted stock under our 2004 Equity Award Plan to Messrs. Weidner, Stone, Goldstein and Henry in connection with their employment with our company during 2005. The amounts shown in the table represent the market value of the shares of restricted stock, based on the closing price of $47.32 per share of our common stock on the NYSE on the grant date. None of these individuals held any shares of restricted stock as of December 31, 2005. Based on the closing price of $39.47 per share of our common stock on the NYSE on December 30, 2005, Mr. Weidner held 23,479 shares of restricted stock having an aggregate value of $926,716; Mr. Stone held 20,544 shares of restricted stock having an aggregate value of $810,872; Mr. Goldstein held 17,609 shares of restricted stock having an aggregate value of $695,027; and Mr. Henry held 5,869 shares of restricted stock having an aggregate value of $231,649. Holders of shares of restricted stock are credited with any dividends that would be payable on the shares of common stock. Each of the awards of restricted stock vests in three equal installments, beginning on January 1, 2007. The unvested portion of each restricted stock award is subject to forfeiture upon termination of the holder’s employment.

(3)	Amounts reported include options granted in such years under our 1997 Plan and our 2004 Plan. No options were granted to the named executive officers during 2005.

(4)	Amounts included in “All Other Compensation” are detailed in the following table.

All Other Compensation

			Group Term
		401(k) Plan	Life Insurance	Airplane
Named Executive Officer	Year	($)(i)	($)(ii)	Use ($)(iii)	Other ($)(iv)	Total ($)(v)

Sheldon G. Adelson(vi)	2005	—	—	—	100,000	100,000
	2004	—	—	—	—	—
	2003	—	—	—	—	—
William P. Weidner	2005	3,465	826	—	—	4,291
	2004	3,390	2,411	67,382	8,730	81.913
	2003	3,390	2,322	171,555	9,197	186,464
Bradley H. Stone	2005	3,465	826	9,417	—	13,708
	2004	3,390	841	16,020	6,547	26,798
	2003	3,390	810	—	6,898	11,098
Robert G. Goldstein	2005	3,465	826	—	—	4,291
	2004	3,390	841	43,834	4,365	52,430
	2003	3,390	810	57,382	4,599	66,181
Scott D. Henry	2005	—	826	—	—	826
	2004	—	263	—	—	263
	2003	—	—	—	—	—

(i)	Amounts listed are matching contributions made under The Venetian Casino Resort, LLC 401(k) Plan, which is a tax-qualified defined contribution plan that is generally available to our eligible employees.

(ii)	Amounts imputed as income in connection with our payment in the applicable year of a premium on group term life insurance, the insurance coverage being equal to two times base salary, up to a maximum of $500,000. This group term life insurance is generally available to all salaried employees.

(iii)	During 2003, 2004 and occasionally during 2005, our executive officers were provided with the opportunity to use airplanes that we own or lease for personal use, and the officer is deemed to have received the value of the airplane use. This value was calculated as being equal to the Company’s incremental cost of such use.

(iv)	Consists of (1) reimbursement of professional fees paid by Mr. Adelson pursuant to the terms of his employment agreement and (2) the value of imputed interest on a loan to each of Messrs. Weidner, Stone and Goldstein. All such loans have been repaid in full.

(v)	During each of 2003, 2004 and 2005, the executive officers participated in a group supplemental medical and accidental death and disability insurance program available only to certain of our senior officers. The supplemental insurance coverage is in excess of that coverage provided by our group medical plan and the aggregate program cost to us during each of 2003, 2004 and 2005 was $80,512, $54,194 and $48,234, respectively.

(vi)	Mr. Adelson reimburses the Company for the portion of the Company’s cost to provide security and automobiles to Mr. Adelson and his immediate family which the Company has determined to be the personal value to him as opposed to a business expense for the Company. Accordingly, Mr. Adelson did not receive personal compensation for security or automobiles and no personal compensation is shown in the table.

(5)	Mr. Henry joined the Company in September 2004.
Stock Option Grants in 2005
      No stock options were granted to any of our named executive officers during the fiscal year ended December 31, 2005.
      On January 11, 2006, we awarded options to purchase shares of our common stock under our 2004 Plan to the following individuals in connection with their employment with our company during 2006: Mr. Weidner, 71,006 shares; Mr. Stone, 62,130 shares; Mr. Goldstein, 53,254 shares; and Mr. Henry, 17,751 shares. The exercise price per share for each of the options is $42.59. Each of the options vests in four equal installments, beginning on January 1, 2007.
Aggregated Option Exercises in 2005 and Option Values on December 31, 2005
      The following tables show stock options to purchase our common stock that our named executive officers exercised during 2005 and the number of shares and the value of grants outstanding as of December 31, 2005 for each named executive officer.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options/SARs at		Money Options/SARs at
			FY-End (#)		FY-End ($)(a)
	Shares Acquired
Named Executive Officer	on Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Sheldon G. Adelson	—	—	22,950	68,850	$240,287	$720,860
William P. Weidner	—	—	20,873	62,620	218,540	655,631
Bradley H. Stone	—	—	18,264	54,793	191,224	573,683
Robert G. Goldstein	—	—	15,655	46,965	163,908	491,724
Scott D. Henry	—	—	5,218	15,655	54,632	163,908

(a)	Based on the per share price of our common stock at December 30, 2005 of $39.47.
Employment Agreements
      Messrs. Adelson, Weidner, Stone and Goldstein each has entered into an employment agreement with Las Vegas Sands, Inc. (currently known as Las Vegas Sands, LLC) and Las Vegas Sands Corp. for a five-year term, commencing as of December 20, 2004, with automatic one-year extension rights. Mr. Henry has entered into an employment agreement with Las Vegas Sands, Inc. (currently known as Las Vegas Sands, LLC) and Las Vegas Sands Corp. for a three-year term, effective as of September 13, 2004, with automatic one year extension rights.
      Pursuant to these employment agreements, these executive officers have such powers, duties and responsibilities as are generally associated with their offices, as may be modified or assigned by in the case of Mr. Adelson, the board of directors, and in the case of the other executives, our chief executive officer and the board of directors and subject to the supervision of our chief executive officer and the board of directors. Mr. Adelson also serves as the Chairman of the board of directors of both Las Vegas Sands Corp. and Las Vegas Sands, LLC during the term of his employment agreement except under specific circumstances.

      Under the employment agreements, Messrs. Adelson, Weidner, Stone, Goldstein and Henry receive annual base salaries of $1,000,000, $1,000,000, $1,000,000, $965,000 and $500,000, respectively. These executive officers also receive:

•	annual bonuses based on the attainment of certain performance targets pursuant to the Executive Cash Incentive Plan (as described below); and

•	annual grants of options and, subject to the attainment of certain performance targets, restricted stock awards, pursuant, in each case, to our 2004 Plan (as described below).
      Mr. Adelson is entitled to be reimbursed up to $100,000, and Mr. Weidner is entitled to be reimbursed up to $50,000, per fiscal year for personal legal and financial planning fees and expenses upon the submission of substantiating documentation. Mr. Adelson is entitled during the term of his employment, at our sole cost and expense, to the full-time and exclusive use of an automobile and a driver of his choice, security services for himself, his spouse and children. In addition, we have obtained access to a Boeing Business Jet pursuant to a timesharing agreement with an entity controlled by Mr. Adelson. Subject to the availability of this aircraft to us under the timesharing agreement, we make this aircraft available to Mr. Adelson for business travel. When this aircraft is not available, we make available a Gulfstream large-cabin aircraft for Mr. Adelson’s business travel. The executive officers are also entitled to receive other employee benefits generally made available to our employees.
      In the event of a termination of the employment of one of these executive officers for cause (as defined in the applicable employment agreement) or a voluntary termination by the executive officer (other than for good reason), all salary and benefits for the executive officer will immediately cease (subject to any requirements of law).
      In the event of a termination of the employment of one of these executive officers by us without cause or a voluntary termination by the executive officer for good reason (as defined in the applicable employment agreement) other than during the two year period following a change in control (as defined in the 2004 Plan), we will be obligated to pay or provide the executive officer with:

•	his salary and base bonus for the rest of the term of his employment agreement (if the officer becomes employed elsewhere, we are obligated to pay the difference, if any, between 50% of the salary and bonus compensation earned in such other employment and the salary and base bonus payable under his employment agreement with us);

•	a pro rata annual supplemental bonus at the time the bonus would normally be paid;

•	full vesting of all unvested options and restricted stock outstanding on the date of termination; and

•	continued health and welfare benefits for the remainder of the term of the employment agreement (or, if earlier, until the executive officer receives health and welfare coverage with a subsequent employer).
      In the event of a termination of the employment of one of these executive officers by us without cause or a termination by the executive officer for good reason within the two-year period following a change in control or in the case of Mr. Adelson, or voluntary termination without good reason at any time during the one-year period following a change in control, we will be obligated to pay or provide the executive officer with:

•	a lump sum payment of two times his salary plus base bonus for the year of termination;

•	full vesting of all unvested options and restricted stock awards outstanding on the date of termination;

•	a pro rata annual supplemental bonus for the year of termination; and

•	continued health and welfare benefits for two years following termination (or, if earlier, until the executive officer receives health and welfare coverage with a subsequent employer).

      In the case of a termination of the employment of one of these executive officers due to his death or disability (as defined in the applicable employment agreement), the executive officer will be entitled to receive:

•	continued payments of salary and base bonus, less any applicable disability short term insurance payments, for a period of twelve months following the date of termination;

•	accelerated vesting of options and restricted stock awards such that all such options and awards that would have vested during the twelve month period following the date of termination will become vested as of the date of termination; and

•	a pro rata annual supplemental bonus payable at the time the bonus would normally be paid.
      If one of these executive officers terminates employment on or after the last day of a fiscal year but before the actual grant date of the restricted stock award for that fiscal year, he will be granted a fully vested award for that fiscal year on the date the award would have otherwise been made (and subject to the applicable performance target being achieved) equal to the number of shares he would have been awarded multiplied by the following applicable percentage:

•	0% if the termination was for cause or a voluntary termination (other than for good reason or retirement);

•	33 1/3% if the termination was due to death or disability; and

•	100% if the termination is by us without cause or by the executive for good reason or due to retirement.
      The employment agreements may not be amended, changed or modified except by a written document signed by each of the parties.
Plans

Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan
      We assumed the 1997 Plan on December 20, 2004. The 1997 Plan provides for 19,952,456 shares of our common stock to be reserved for issuance to officers and other key employees or consultants of our Company or any of our “affiliates” or “subsidiaries” (each as defined in the 1997 Plan) pursuant to options granted under the 1997 Plan. The 1997 Plan was terminated with respect to future grants effective on December 20, 2004, and no options remain outstanding under the 1997 Plan as of December 31, 2005.

Las Vegas Sands Corp. 2004 Equity Award Plan
      We adopted the 2004 Plan, which became effective on December 15, 2004. Our Compensation Committee administers our 2004 Plan. Our Compensation Committee has full discretion to administer and interpret the 2004 Plan, to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine among other things the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
      The 2004 Plan provides for an aggregate of 26,344,000 shares of our common stock to be available for awards to any of our, our subsidiaries’ or our affiliates’ employees, directors, officers or consultants. The Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. Each award granted by our Compensation Committee is subject to the terms and conditions established by the Compensation Committee.
      No participant may be granted awards of options and stock appreciation rights with respect to more than 3,000,000 shares of common stock in any one year. No more than 3,000,000 shares of common stock may be granted under our 2004 Plan with respect to performance compensation awards in any one year. Under our 2004 Plan, our non-employee directors receive automatic awards of options and restricted stock.

•	The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term.

•	In the event of a change in control (as defined in the 2004 Plan) if our Compensation Committee so determines,

•	all outstanding options and equity (other than performance compensation awards) issued under the 2004 Plan shall fully vest;

•	performance compensation awards shall vest based on the level of attainment of the performance goals; and/or

•	outstanding awards may be cancelled and the value of the awards paid to the participants in connection with a change in control.
      2005 Awards under the 2004 Plan. During 2005, options to purchase an aggregate of 304,820 shares of our common stock under our 2004 Plan were granted to two of our directors and several newly hired key employees of the Company and its subsidiaries with a weighted average exercise price per share equal to $35.50. Also during 2005, a total of 8,088 shares of restricted stock were granted under our 2004 Plan to five of our directors and one key employee of one of our subsidiaries.

Executive Cash Incentive Plan
      The purpose of the Las Vegas Sands Corp. Executive Cash Incentive Plan (the “Incentive Plan”) is to establish a program of annual incentive compensation awards for designated officers and other key executives of Las Vegas Sands Corp. and its subsidiaries and divisions that is directly related to our performance results and to ensure that bonus payments made to the named executive officers will be tax deductible to us under either the “performance-based compensation” exception to Section 162(m) of the Code or transitional rules applicable following an initial public offering.
      The Incentive Plan is administered by the Las Vegas Sands Corp. Compensation Committee, which has all the authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Incentive Plan. Except as otherwise specifically limited in the Incentive Plan, the Las Vegas Sands Corp. Compensation Committee has full power and authority to construe, interpret and administer the incentive plan.
      The Las Vegas Sands Corp. Compensation Committee establishes a maximum award and goals relating to our and/or its subsidiaries’, divisions’, departments’, and/or functional performance for each participant, or “performance goals” in respect of each performance period. Participants earn awards only upon the attainment of the applicable performance goals during the applicable performance period, as and to the extent established by the Las Vegas Sands, Corp Compensation Committee. The maximum amount payable to a participant in respect of an annual bonus award that is intended to qualify for the “performance-based compensation” exception to Section 162(m) of the Code is $10.0 million.

Deferred Compensation Plan
      The Las Vegas Sands Corp. Deferred Compensation Plan, which was effective as of January 1, 2005, provides benefits to non-employee directors and a select group of management or highly paid employees to be selected by the Las Vegas Sands Corp. Compensation Committee. All non-employee directors are eligible to participate in the Deferred Compensation Plan.
      The Deferred Compensation Plan allows participating employees to defer payment of their base salary and/or bonus and non-employee directors to defer payment of director fees. With respect to each calendar year, a participating employee may elect to defer up to 75% of his base salary and 100% of his bonus, subject to a minimum deferral of $5,000 in the aggregate. Non-employee directors may defer 100% of their annual director fees (with no required minimum deferral). In addition, we may make contributions to the Deferred Compensation Plan on behalf of a participant that may be subject to vesting requirements described in the Deferred Compensation Plan. All amounts credited to a participant’s accounts under the Deferred Compensa-

tion Plan are deemed to be invested in one or more measurement funds selected by the participant, which funds reflect rates of return under mutual funds selected by the compensation committee.
      There are currently no participants in the Deferred Compensation Plan.

ITEM 12. —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Our Common Stock
      The following table sets forth information, as of February 24, 2006, as to the beneficial ownership of our common stock, in each case, by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

	Shares of Common Stock
	Beneficially Owned Prior to
	the Offering(1)

Name of Beneficial Owner(2)	Shares	Percent (%)

Sheldon G. Adelson(3)(4)(6)(7)	266,786,807	75.3%
Sheldon G. Adelson 2005 Family Trust(4)	229,217,920	64.7%
Adelson Family Trusts(5)	37,756,105	10.7%
Sheldon G. Adelson 2002 Four Year LVSI Annuity Trust(6)	30,238,975	8.5%
Sheldon G. Adelson 2004 Two Year LVSI Annuity Trust(7)	7,306,851	2.1%
William P. Weidner(8)	5,297,186	1.5%
Bradley H. Stone(9)	1,838,046	*
Robert G. Goldstein(10)	1,692,090	*
Scott D. Henry(11)	11,087	*
Charles D. Forman(5)(6)(7)(12)	599,248	*
Michael A. Leven(12)	3,133	*
James L. Purcell(12)	4,918	*
Irwin A. Siegel(13)	2,868	*
Irwin Chafetz(14)	25,342	*
All executive officers and the directors of our Company as a group (12 persons)(18)	276,269,782	78.0%

*	Less than 1%.

(1)	A person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of such securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, the sole voting and investment power with respect to the indicated shares of common stock.

(2)	The address of each person named in this table is c/o Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(3)	This amount includes options to purchase 22,961 shares of our common stock that are vested and exercisable. This amount excludes 37,756,105 shares of our common stock that Mr. Adelson transferred to four family trusts established by Mr. Adelson and over which he has no beneficial ownership, other than the Sheldon G. Adelson 2005 Family Trust, the Sheldon G. Adelson 2002 Four Year LVSI Annuity Trust and the Sheldon G. Adelson 2004 Two Year LVSI Annuity Trust. See footnote (5) below.

(4)	Mr. Adelson beneficially owns 229,217,920 shares of our common stock as trustee of the Sheldon G. Adelson 2005 Family Trust. Mr. Adelson retains sole dispositive and voting control over the shares in the trust.

(5)	Mr. Adelson’s spouse, Dr. Miriam Adelson, and Mr. Forman, as trustees of the four family trusts, may each be deemed to beneficially own the 37,756,105 shares of our common stock held by the trusts. Dr. Adelson and Mr. Forman share dispositive and voting control over the shares in the trusts. Mr. Forman disclaims such beneficial ownership and this disclosure shall not be deemed an admission that Mr. Forman is a beneficial owner of such shares for any purpose.

(6)	Mr. Adelson and Mr. Forman may each be deemed to beneficially own the 30,238,975 shares of our common stock held by the Sheldon G. Adelson 2002 Four Year LVSI Annuity Trust as a trustee of the trust. Mr. Adelson has sole dispositive control over the shares in the trust. Mr. Forman has sole voting control over the shares in the trust. Mr. Forman disclaims such beneficial ownership and this disclosure shall not be deemed an admission that Mr. Forman is a beneficial owner of such shares for any purpose.

(7)	Mr. Adelson and Mr. Forman may each be deemed to beneficially own 7,306,851 shares of our common stock held by the Sheldon G. Adelson 2004 Two Year LVSI Annuity Trust as a trustee of the trust. Mr. Adelson has sole dispositive control over the shares in the trust. Mr. Forman has sole voting control over the shares in the trust. Mr. Forman disclaims such beneficial ownership and this disclosure shall not be deemed an admission that Mr. Forman is a beneficial owner of such shares for any purpose.

(8)	This amount includes 23,479 shares of restricted stock and options to purchase 20,873 shares of our common stock that are vested and exercisable. This amount also includes 5,252,834 shares of our common stock that Mr. Weidner transferred to Weidner Holdings, LLC, a sole member limited liability company of which Mr. Weidner is the sole member manager.

(9)	This amount includes 20,544 shares of restricted stock and options to purchase 18,264 shares of our common stock that are vested and exercisable. This amount excludes 1,667,087 shares that Mr. Stone transferred to The Stone Crest Trust and over which he has no voting or dispositive control.

(10)	This amount includes 17,609 shares of restricted stock and options to purchase 15,655 shares of our common stock that are vested and exercisable. This amount also includes 1,410,375 shares of our common stock that Mr. Goldstein transferred to The Robert and Sheryl Goldstein Trust and 248,451 shares of our common stock that Mr. Goldstein transferred to The Robert G. Goldstein Grantor Retained Annuity Trust. Mr. Goldstein may be deemed to have beneficial ownership of all such shares.

(11)	This amount includes 5,869 shares of restricted stock and options to purchase 5,218 shares of our common stock that are vested and exercisable.

(12)	This amount includes 1,348 shares of restricted stock and options to purchase 1,670 shares of our common stock that are vested and exercisable.

(13)	This amount includes options 1,348 shares of restricted stock and options to purchase 1,020 shares of our common stock that are vested and exercisable.

(14)	This amount includes 1,348 shares of restricted stock and options to purchase 994 shares of our common stock that will become vested and exercisable within 60 days.

(15)	This amount includes 93,183 shares of our common stock that are vested and exercisable or will become vested and exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table shows certain information with respect to our equity compensation plans as of December 31, 2005.

Number of
Securities
	Number of			Remaining Available
	Securities to be			for Future Issuance
	Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding		Outstanding	(Excluding
	Options, Warrants		Options, Warrants	Securities Reflected
Plan Category	and Rights		and Rights ($)	in Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	2,097,960	(2)	29.83	24,227,152
Equity compensation plans not approved by security holders	—		—	—
Total	2,097,960		29.83	24,227,152	(3)

(1)	Our 1997 Plan and our 2004 Plan have each been approved by our stockholders prior to our initial public offering.

(2)	This includes 2,097,960 options granted pursuant to our 2004 Plan and 0 options outstanding under our 1997 Plan and takes into account the forfeiture of options to purchase 381,843 shares in connection with employee separations.

(3)	This includes only securities available for issuance pursuant to our 2004 Plan. As of December 20, 2004, no additional securities are available for grant under our 1997 Plan.
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reorganization Transactions
      Immediately prior to the closing of our initial public offering which occurred on December 20, 2004, we acquired 100% of the capital stock of Las Vegas Sands, Inc. This was effected by merging Las Vegas Sands, Inc. with and into our wholly owned subsidiary, with Las Vegas Sands, Inc. surviving as our operating subsidiary. We refer to this as the “parent company merger.” In connection with the parent company merger, holders of Las Vegas Sands, Inc.’s common stock received 266.0327553 shares of our common stock for each share of Las Vegas Sands, Inc. common stock that they owned, and we received all of the outstanding shares of common stock of Las Vegas Sands, Inc. Each option to purchase one share of common stock of Las Vegas Sands, Inc. was converted into an option to purchase 266.0327553 shares of our common stock.
      On July 29, 2004, Las Vegas Sands, Inc. acquired all of the capital stock of Interface Holding from Mr. Adelson in exchange for 220,370 shares of Las Vegas Sands, Inc. common stock (58,625,638 shares of our common stock after giving effect to the parent company merger). At that time Interface Holding indirectly owned The Sands Expo Center and held a redeemable preferred interest in Las Vegas Sands, Inc.’s wholly-owned subsidiary Venetian Casino Resort, LLC. The acquisition of Interface Holding by Las Vegas Sands, Inc. was consummated in anticipation of entering into financing arrangements for The Palazzo. The acquisition of Interface Holding was approved by a committee of independent directors of Las Vegas Sands, Inc. The acquisition consideration was the result of negotiations among Mr. Adelson, senior management and an independent director of Las Vegas Sands, Inc. The factors used to determine the value of the capital stock of Interface Holding included:

•	an independent appraisal that concluded that the value of The Sands Expo Center was $170.0 million;

•	the unique value The Sands Expo Center represents to The Venetian because of the significant mid-week business generated, which was determined subjectively to be $30.0 million;

•	the aggregate liquidation preference of the preferred interest in Venetian Casino Resort, LLC at the time of acquisition, which was determined to be $255.2 million based on the unpaid principal amount at that time of $121.7 million and accrued and unpaid preferred return of $133.5 million; and

•	the outstanding indebtedness of Interface Holding and its subsidiaries at the time of acquisition, which was $124.3 million.
      Based upon those factors, the value of the Interface Holding capital stock received by Las Vegas Sands, Inc. at the time of the acquisition was determined to be approximately $331.0 million.
      The factors used to determine the $1,500 per share price of Las Vegas Sands, Inc. common stock ($5.64 per share of our common stock after giving effect to the parent company merger) issued to Mr. Adelson in the Interface Holding acquisition included:

•	the financial and operating performance of Las Vegas Sands, Inc.;

•	a valuation of Las Vegas Sands, Inc. based on market comparison, net underlying asset and earnings capacity methodologies that were similar to those used by Las Vegas Sands, Inc. to determine the exercise price of the stock options that it granted at substantially the same time under its stock option plan;

•	the recent opening of The Sands Macao and the risks associated with a new business venture and reaching final construction completion on The Sands Macao; and

•	the risks and uncertainties related to construction and financings of The Palazzo and The Venetian Macao.
      In the Interface Holding acquisition, Mr. Adelson received 220,370 shares of Las Vegas Sands, Inc. common stock. After giving effect to the parent company merger, those shares were converted into 58,625,638 of our shares of common stock.
      Immediately prior to the consummation of the acquisition of Interface Holding by Las Vegas Sands, Inc., Interface Holding made an approximately $15.2 million distribution of cash and assets unrelated to The Sands Expo Center to Mr. Adelson. The value of these assets was excluded in determining the value of the consideration Las Vegas Sands, Inc. paid to Mr. Adelson for the acquisition of Interface Holding by Las Vegas Sands, Inc.
      Following this acquisition, Las Vegas Sands, Inc. made an equity contribution of approximately $27.0 million to Interface Group-Nevada, the direct owner of The Sands Expo Center and then a wholly-owned subsidiary of Interface Holding. On July 30, 2004, Interface Group-Nevada entered into a $100.0 million mortgage loan. The approximately $27.0 million equity contribution enabled Interface Group-Nevada to obtain more favorable terms for the $100.0 million mortgage loan by increasing Interface Group-Nevada’s equity. Las Vegas Sands, Inc. used the proceeds from that loan and a portion of the equity contribution to repay in full $124.3 million of outstanding notes payable under its prior mortgage loan from an unaffiliated entity, and to pay related fees and expenses.
      Las Vegas Sands, Inc. converted from a subchapter S corporation to a taxable “C” corporation for income tax purposes and declared a tax distribution to all of its stockholders, which included Mr. Adelson, certain of the other named executive officers and Mr. Forman prior to the proposed conversion. A tax distribution of $21.1 million was paid on January 10, 2005. This amount was based on the estimated taxable income of Las Vegas Sands, Inc. for fiscal 2004 and the highest aggregate effective marginal rate of federal, state and local income tax (or, if applicable, alternative minimum tax) to which any stockholder of Las Vegas Sands, Inc. immediately prior to the conversion would be subject, as provided under Las Vegas Sands, Inc.’s debt instruments. In connection with the conversion, we entered into the Tax Indemnification Agreement described below.

      The table below sets forth the number of our shares of common stock beneficially owned by certain of our affiliates following the parent company merger and the tax distribution amounts received by these affiliates (including payments on behalf of trusts established by such persons) in connection with the conversion of Las Vegas Sands, Inc. from a subchapter S corporation to a taxable “C” corporation.

	Common Shares
	of Las Vegas	Tax
	Sands Corp.	Distribution
Name	Issued	Amount

Sheldon G. Adelson (including certain trusts)	266,957,053	$18,396,608
Adelson Family Trusts	40,356,105	2,465,508
William P. Weidner (including certain trusts)	6,252,834	92,396
Bradley H. Stone (including certain trusts)	4,689,625	38,965
Robert G. Goldstein (including certain trusts)	3,126,417	25,977
Charles D. Forman	665,082	(31,948	) (1)
Harry Miltenberger	212,826	22,000

(1)	Mr. Forman had received prior tax distribution payments which exceeded those amounts due to him at the time of the calculation of the distribution paid on January 10, 2005.
Transactions with Interface Holding.
      Prior to our acquisition of Interface Holding, it was owned by Mr. Adelson, our principal stockholder. The following are transactions that Las Vegas Sands, Inc. had entered into with Interface Holding prior its acquisition by Las Vegas Sands, Inc. on July 29, 2004.

Redeemable Preferred Interest
      Until February 2005, Venetian Casino Resort, LLC had two members, Las Vegas Sands, Inc. and Interface Holding. Las Vegas Sands, Inc. is the managing member of Venetian Casino Resort, LLC and owns 100% of the common equity interest in Venetian Casino Resort, LLC. Las Vegas Sands, Inc. also owned 100% of Interface Holding. Until February 2005, Interface Holding held the redeemable preferred interest in Venetian Casino Resort, LLC. The redeemable preferred interest was non-voting, not subject to mandatory redemption or redemption at the option of the holder and had a preferred return of 12%. As of July 29, 2004, $133.5 million had accrued on the redeemable preferred interest and had not yet been paid. Las Vegas Sands, Inc. ceased accrual of the preferred return as of July 29, 2004 and retired the redeemable preferred interest following a merger of Interface Holding into Las Vegas Sands, Inc. in February 2005.

Cooperation Agreement
      Our business plan calls for each of The Venetian, The Congress Center, The Grand Canal Shops mall, The Sands Expo Center, The Palazzo and the Phase II mall to be integrally related parts of a single project. In order to establish terms for the integrated operation of these facilities, Las Vegas Sands, Inc., GGP, Interface Group-Nevada, the owner of The Sands Expo Center, and Las Vegas Sands, Inc.’s subsidiary, Lido Casino Resort, LLC, are parties to The Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, which we refer to as the cooperation agreement. The cooperation agreement sets forth agreements among the parties regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the construction of The Palazzo and the sharing of certain facilities and costs relating thereto. No payments were made among affiliates under the cooperation agreement in 2003, 2004 or 2005.

Administrative Services Agreement
      Pursuant to an administrative services agreement among Las Vegas Sands, Inc., certain of its subsidiaries and Interface Operations, LLC, an entity that is controlled by our principal stockholder and unaffiliated with us (“Interface”), the parties have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, travel services and such other services as each party may request of the other. In addition, under this administrative services agreement, the parties have agreed to share ratably the costs of any shared office space. Prior to August 2004, Interface Holding and Interface Group-Nevada also were party to this agreement.
      As of November 8, 2004, Las Vegas Sands, Inc. assigned the interest of Interface Holding and Interface Group-Nevada in this administrative services agreement to Interface for no consideration. Prior to the Interface Holding acquisition, Interface Holding and Interface Group-Nevada provided or arranged certain services for Las Vegas Sands, Inc. and its subsidiaries under the administrative services agreement. The services were provided by certain other entities controlled by Mr. Adelson. After Interface Holding and Interface Group-Nevada were acquired by Las Vegas Sands, Inc. and became subsidiaries of Las Vegas Sands, Inc., it was determined that the agreement should be assigned to another company controlled by Mr. Adelson so that the Las Vegas Sands entities would have a direct claim against the entity providing the services rather than against a subsidiary of Las Vegas Sands, Inc. The assignment did not change any of the terms of the administrative services agreement or what services are being provided.
      Prior to January 1, 2005, under this services agreement, Las Vegas Sands, Inc. used a Gulfstream III aircraft, which was operated by an affiliate of our principal stockholder. The aircraft was used for the benefit of executive officers, including our principal stockholder, and for customers. (See — Transactions Relating to Aircraft — Time Sharing Agreement below for a description of the new Time Sharing Agreement relating to this aircraft.) Charge-backs to Las Vegas Sands, Inc. in connection with this use were based on certain actual costs to operate the aircraft allocated in accordance with the purpose for which the aircraft is used. Total payments made or accrued by Las Vegas Sands, Inc. to Interface (Interface Holding, Interface Group-Nevada and their affiliates prior to August 2004) pursuant to this administrative services agreement were approximately $1.5 million in 2003 and $1.2 million in 2004. In 2005, total payments from Interface to Las Vegas Sands, LLC pursuant to this services agreement were $77,000. Prior to August 2004, in the course of providing convention services to their customers, Interface Holding, Interface Group-Nevada or their affiliates might have been required to use The Venetian’s meeting space to accommodate requests by their customers. Total payments made or accrued to Las Vegas Sands, Inc. from Interface Holding, Interface Group-Nevada or their affiliates for these purposes were $2.7 million in 2003 and $21,000 in 2004. In 2005, there were no payments to Las Vegas Sands, LLC for these purposes.
      In addition, under the administrative services agreement, the Company and its subsidiaries paid approximately $3.1 million and $3.0 million during 2004 and 2005, respectively, to Interface Group Massachusetts, LLC, a Massachusetts limited liability company that operates GWV Travel, a travel agent and charter tour operator (“GWV”), for travel and travel related services. GWV is controlled by entities for which our director Irwin Chafetz is a director and a 12.5% shareholder and which are controlled by our principal stockholder, Mr. Adelson. Mr. Forman is also a trustee of a voting trust that owns 6.2% of the sole member of GWV Travel. The beneficiaries of that voting trust include the children of Mr. Chafetz. The payments included primarily the cost of airline tickets, which are paid by GWV to third party air carriers on behalf of the Company and its subsidiaries, and related travel agency commissions and service fees which are retained by GWV. Approximately $140,000 and $108,000 of the total paid by the Company and its subsidiaries was retained as fees and commissions in 2004 and 2005, respectively.

Hotel Service Agreement
      Prior to its acquisition by Las Vegas Sands, Inc. (now Las Vegas Sands, LLC) in 2004, Interface Group-Nevada provided audio visual services, telecommunications, electrical, janitorial and other related services to group customers of The Venetian Resort Hotel Casino. These services were provided pursuant to a contract that provided for an equal sharing of revenues after direct operating expenses. Pursuant to this contract, Las Vegas Sands, Inc. received $2.7 million during 2003 and $2.8 million during each of 2004 and 2005.

Temporary Lease
      On November 1, 1996, Las Vegas Sands, Inc. and Interface Group-Nevada entered into a lease agreement whereby Las Vegas Sands, Inc. agreed to lease approximately 5,000 square feet in The Sands Expo Center to be used as its temporary executive offices during the construction of The Venetian Resort Hotel Casino. Management believes that the lease agreement, which provided for monthly rent of $5,000 to be paid by Las Vegas Sands, Inc. to Interface Group-Nevada, were at least as favorable as that which Las Vegas Sands, Inc. could have obtained from an independent third party. The rent amount was determined based upon the rent per square foot of office space with comparable square footage in Las Vegas at the time. Total payments made by Las Vegas Sands, Inc. to Interface Group-Nevada pursuant to the lease agreement totaled $20,000 in 2003. This lease was terminated as of May 1, 2003.

Preferred Reservation System Agreement
      Las Vegas Sands, Inc. entered into a preferred reservation system agreement with Interface Group-Nevada that governs the booking of exposition and trade shows in the meeting space in the Venezia Tower and in The Sands Expo Center. The agreement provides The Sands Expo Center with the first opportunity or right of first refusal to book or host expositions and trade shows prior to these expositions and trade shows being offered to the Venezia Tower addition meeting space. This agreement has not been utilized since the acquisition in August 2004.
Registration Rights Agreement
      Messrs. Adelson, Forman, Weidner, Stone, Goldstein and certain other stockholders and employees, former employees and certain trusts that they established have entered into a registration rights agreement with us relating to the shares of common stock they hold. Subject to several exceptions, including our right to defer a demand registration under certain circumstances, Mr. Adelson and the trusts he established may require that we register for public resale under the Securities Act of 1933 all shares of common stock they request be registered at any time, subject to certain conditions. Mr. Adelson and the trusts may demand registrations so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of $20 million or more. On February 14, 2006, we filed a registration statement on Form S-1 for an underwritten secondary stock offering by certain trusts for the benefit of Mr. Adelson and his family. If we become eligible to register the sale of our securities on Form S-3 under the Securities Act, Mr. Adelson and the trusts have the right to require us to register the sale of the common stock held by them on Form S-3, subject to offering size and other restrictions.
      The other stockholders that are party to this agreement were granted piggyback registration rights on any registration for the account of Mr. Adelson or the trusts that he established, subject to cutbacks if the registration requested by the Adelson entities is in the form of a firm commitment underwritten offering and if the underwriters of the offering determine that the number of securities to be offered would jeopardize the success of the offering.
      In addition, the stockholders and employees that are party to this agreement and the trusts have been granted piggyback rights on any registration for our account or the account of another stockholder, subject to cutbacks if the underwriters in an underwritten offering determine that the number of securities offered in a piggyback registration would jeopardize the success of the offering.
      In connection with any registrations described above, we will indemnify the selling stockholders and pay all fees, costs and expenses, except that we will not pay underwriting discounts and commissions and the fees, costs and expenses of the selling stockholders other than Mr. Adelson and the trusts he established.

Tax Indemnification
      In connection with our 2004 initial public offering, Las Vegas Sands, Inc. and certain other parties entered into an indemnification agreement pursuant to which it agreed to:

•	indemnify those of our stockholders who were stockholders of Las Vegas Sands, Inc. prior to the 2004 initial public offering against certain tax liabilities incurred by these stockholders as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Las Vegas Sands, Inc. with respect to taxable periods during which Las Vegas Sands, Inc. was a subchapter S corporation for income tax purposes; and

•	indemnify Mr. Adelson against certain tax liabilities incurred by Mr. Adelson as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Interface Holdings with respect to taxable periods during which Interface Holdings was a subchapter S corporation for income tax purposes.
Transactions Relating to Aircraft

Time Sharing Agreement
      On June 18, 2004, Las Vegas Sands, Inc. entered into an aircraft time sharing agreement with Interface, which is controlled by our principal stockholder. The agreement provides for our use on a time sharing basis of a Boeing Business Jet owned by an entity controlled by our principal stockholder. The agreement has a term ending on December 31, 2005, but was automatically extended by one year as neither party to the agreement has given notice of non-renewal. Either party may terminate the agreement on thirty days’ notice so long as the party is not in default of the agreement. In addition, the agreement automatically terminates upon the termination of the lease between the owner of the aircraft and Interface. For use of the aircraft, Las Vegas Sands, Inc. has agreed to pay Interface fees equal to (1) twice the cost of the fuel, oil and other additives used, (2) all fees, including fees for landing, parking, hangar, tie-down, handling, customs, use of airways and permission for overflight, (3) all expenses for catering and in-flight entertainment materials, (4) all expenses for flight planning and weather contract services, (5) all travel expenses for pilots, flight attendants and other flight support personnel, including food, lodging and ground transportation, and (6) all communications charges, including in-flight telephone, in each of clauses (1) through (6) above, only during use of the aircraft. In addition, Las Vegas Sands, Inc. will also be responsible for all passenger ground transportation and accommodation in connection with the use of the aircraft. Las Vegas Sands, Inc. paid $620,000 in 2004 to Interface and was obligated to pay $665,450 to Interface in 2005.

Aviation and Related Personnel
      Interface Employee Leasing, LLC (“IEL”), a wholly owned subsidiary of the Company, is engaged primarily in the business of providing aviation personnel, including pilots, aircraft mechanics and flight attendants, and administrative personnel, to the Company and to Interface. IEL was transferred in August 2004 by our principal stockholder to Las Vegas Sands, Inc. for no consideration and is now a wholly owned subsidiary. IEL charges a fee to each of the Company and Interface for their respective use of these personnel. The fees charged by IEL are based upon its actual costs of employing or retaining these personnel, which are then allocated between the Company and Interface. The method of allocating these costs varies depending upon the nature of the service provided. For example, pilot services are allocated based upon the actual time spent operating aircraft for the Company and for Interface, respectively. The services of IEL’s aircraft mechanics and administrative personnel are allocated based upon the number of aircraft maintained by the Company and Interface, respectively. During 2004 and 2005, IEL charged Interface $760,000 and $1,212,576, respectively, for its use of IEL aviation and related personnel.

Gulfstream Agreements
      During 2005, the Company entered in to an Aircraft Interchange Agreement (the “Interchange Agreement”) and an Aircraft Time Sharing Agreement the “Time Sharing Agreement”) with Interface, which is controlled by the Company’s principal stockholder. The agreements were effective as of January 1, 2005.
      Under the terms of the Interface Agreement, the Company has agreed to provide the use of its two Gulfstream G-IV aircraft (the “G-IV Aircraft”) to Interface in exchange for equal flight time by the Company’s executive officers and customers on a Gulfstream III aircraft (the “G-III Aircraft”) provided by Interface. The G-III Aircraft is provided to the Company by Interface, and the G-IV Aircraft is provided to Interface by the Company on an “as-available” basis. At all times, the Company retains the crew for, and has operational control of, the G-IV Aircraft, and Interface retains the crew for, and has operational control of, the G-III Aircraft.
      There are no monetary charges for use of an aircraft under the Interchange Agreement; however, to the extent that one party incurs during any month a greater amount of “flight specific expenses” in providing its aircraft to the other party, the other party is obligated to pay the differential in costs within 30 days after its receipt of a statement from the party that incurred the costs. The “flight specific expenses” include ferry or positioning costs, all fees (including fees for landing, parking, hangar tie-down, handling, customs, use of airways and permission for overflights), expenses for flight planning and weather contract services, catering and in-flight entertainment expenses, and travel expenses for the pilots, flight attendants and other flight support personnel.
      Under the terms of the Time Sharing Agreement, the Company is entitled to the use, on a time sharing basis, of the G-III Aircraft provided by Interface. The Time Sharing Agreement is intended to be used by parties if and when the Company’s use of the G-III Aircraft exceeds the anticipated use by Interface of the Company’s G-IV Aircraft (in other words, there is not an equal exchange of flight time between the parties under the Interchange Agreement and the Company has further need for the G-III Aircraft). At all times, Interface Operations retains the crew for, and has operational control of, the G-III Aircraft.
      For its use of the G-III Aircraft under the Time Sharing Agreement, the Company is obligated to pay Interface an amount equal to two times the cost of fuel and other lubricants used on the Company’s flights, plus specific flight-related expenses incurred in connection with the Company’s flights, including travel expenses of the crew, hangar and tie-down costs while the G-III Aircraft is away from Las Vegas, Nevada, landing fees, customs fees, in-flight catering, communications charges, passenger ground transportation, and flight planning and weather services. Las Vegas Sands, LLC paid Interface $42,071 in 2005 relating to the Time Sharing Agreement.
      Each agreement has an initial term ending on December 31, 2006, but is automatically extended by one year if neither party to the agreement has given notice of non-renewal. Either party may terminate each agreement on 30 days’ notice, so long as the party giving the notice is not in default of the agreement.
Restaurant Leases
      Our principal stockholder is a partner in four entities that operate restaurants in The Venetian. The terms and conditions of the leases granted by us for these restaurants were at amounts which management believed would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian Casino Resort, LLC $0.5 million and $1.0 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Grand Canal Shops II, LLC $0.5 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively. Las Vegas Sands, Inc. purchased the lease interest and assets of Carnevale Coffee Bar LLC during 2003 for $3.1 million, payable $625,000 during 2003 and $250,000 annually over ten years, beginning in September 2003, of which 50% of these payments are payable to a family trust of our principal stockholder that owned a 50% interest in the entity that operated the coffee bar. In connection with the sale of The Grand Canal Shops mall, Las Vegas Sands, Inc. leased to GGP the spaces occupied by the restaurants operated by Valentino Las Vegas LLC and Night

Market, LLC, and sold to GGP the space occupied by the restaurant operated by Postrio Las Vegas LLC. As a result, there were no amounts paid to the Company for 2005.
Stock Option and Other Loans
      In January 2002, our principal stockholder made loans to each of Messrs. Weidner, Stone and Goldstein and to David Friedman, an executive officer of Las Vegas Sands, Inc. who resigned on March 1, 2004, to enable them to exercise options that they had been granted to purchase common stock from the principal stockholder. Each loan was evidenced by a full recourse demand promissory note with interest at the short term annual applicable federal rate (as defined in Section 7872 of the Internal Revenue Code) determined to be a market rate at the date of issuance consistent with the financial profile of the borrower, to be adjusted each January, and compounding annually. In 2005, this rate was 2.78%. Each note was a full recourse loan and was collateralized by a pledge of the common stock issued to each borrower. As of December 31, 2005, the loans to Messrs. Weidner, Stone, Goldstein and Friedman had all been repaid in full.
      In March 2004, our principal stockholder made a loan to Mr. Forman to enable him to purchase common stock from the principal stockholder. The loan was evidenced by a full recourse demand promissory note with floating interest at the applicable federal rate (as defined in Section 7872 of the Internal Revenue Code), compounding annually. In March 2004, this rate was 1.71%. This note was collateralized by a pledge of the common stock issued to Mr. Forman. Mr. Forman repaid all outstanding amounts under his loan on October 19, 2004.
Equipment Purchases
      During November 1999, our principal stockholder purchased idle construction equipment from us (tower cranes) for $2.0 million, the cost basis of the equipment, which was its estimated fair value at the time of purchase. During 2003, Las Vegas Sands, Inc. repurchased the tower cranes for $0.8 million and paid our principal stockholder $1.2 million of rent for the tower cranes for use during the construction period for the Venezia Tower.
Other Transactions with our Principal Stockholder and his Family
      Las Vegas Sands, Inc. has employed Dr. Miriam Adelson, our principal stockholder’s wife, as the Director of Community Involvement since August 1990 where, in conjunction with our Government Relations Department, she oversees and facilitates our partnership with key community groups and other charitable organizations. Her annual salary is $50,000 per year.
      Las Vegas Sands, Inc. employed our principal stockholder’s stepdaughter, who previously worked as a member of the Corporate Finance Group of a national accounting firm, as Executive Consultant for Corporate Development, and her husband, an Israeli attorney, as International Business Development Specialist, from October 2003 to August 2004, both at annualized salaries of $85,000 per year. Beginning in 2005, Las Vegas Sands, LLC has employed our principal stockholder’s other stepdaughter as a member of the Corporate Finance Group and paid her $49,000 in wages during 2005.
      Based on the advice of an independent security consultant, Las Vegas Sands, Inc. provides security coverage for our principal stockholder, his spouse and minor children. A portion of the cost of security coverage which the Company has determined was non-business related (approximately $26,000 and $451,000 in the aggregate in 2004 and 2005, respectively) was charged directly to and paid by the principal stockholder.
      Las Vegas Sands, Inc. purchases amenities and other products used by hotel guests, such as robes, towels and slippers, from Deluxe Hotels Supply, LLC, an approved Venetian vendor. Deluxe Hotels Supply is owned by our principal stockholder’s brother, Leonard Adelson. Las Vegas Sands, Inc. purchased $935,002 of products from Deluxe Hotels Supply during 2003, $2.4 million during 2004 and $1.8 million during 2005. Management believes that the terms and conditions of the purchases are no less favorable than those negotiated with independent third parties.

      Our principal stockholder’s brother, Leonard Adelson, acted as a finder in connection with securing an agreement with a laundry provider, for which he was paid a finder’s fee of $1.3 million in 2004.
      Our principal stockholder purchased banquet room, catering, lodging and other goods and services from our properties in the ordinary course during 2005, paying the Company approximately $1.0 million for these goods and services.
Transactions with our Management
      In April 2003, Las Vegas Sands, Inc. made loans to certain of its executive officers. Loans were made to Messrs. Weidner, Stone, Goldstein and Friedman with amounts outstanding as of the repayment date of $336,551, $252,412, $168,275 and $84,137, respectively. The loans bore interest at the greater of 4% per annum and an applicable short-term federal rate. In September 2004, Messrs. Weidner, Stone and Goldstein each repaid his loans in full. Mr. Friedman resigned from his position as executive officer of Las Vegas Sands, Inc. on March 1, 2004. His loan has been repaid in full.
      Mr. Weidner purchased lodging, food and beverage and other goods and services from our properties in the ordinary course during 2005, paying the Company approximately $53,000 for these goods and services.
      Mr. Goldstein purchased lodging, food and beverage and other goods and services from our properties in the ordinary course during 2005, paying the Company approximately $77,000 for these goods and services.
Property and Casualty Insurance
      Prior to April 2005 the Company and entities controlled by the Company’s principal stockholder which are not subsidiaries of the Company (the “Stockholder Controlled Entities”) purchased property and casualty insurance (including aviation related coverages) together. The Stockholder Controlled Entities and the Company each were allocated their applicable share of the premiums and were separately invoiced for, and separately paid for, this insurance. Commencing with the April 2005 coverage renewals, the Company and the Stockholder Controlled Entities purchased separate insurance coverages, except that the respective groups continue to bid for aviation related coverages together, although the are separately invoiced for, and pay for, this insurance. The two groups allocate the aviation insurance costs not related to particular aircraft among themselves in accordance with the other allocations of aviation costs discussed above. During 2004, the Stockholder Controlled Entities were separately invoiced for, and separately paid for, insurance purchased by the Company on behalf of the Stockholder Controlled Entities in the amount of approximately $405,000. The allocation of premiums due for coverages placed on behalf of the Company and the Stockholder Controlled Entities, respectively, was determined with the assistance of an insurance consultant who arranged for the placement of the coverages.
ITEM 14. — PRINCIPAL ACCOUNTING FEES AND SERVICES
      The following table sets forth fees paid or payable to our independent registered public accounting firm in 2004 and 2005 for audit and non-audit services as well as the percentage of these services approved by our Audit Committee:

			% of Services
			Approved by
			Audit
	2004	2005	Committee

Audit Fees	$2,028,136	$2,608,786	100%
Audit Related Fees	$49,206	$33,898	100%
Tax Fees	$112,781	$172,260	100%
All Other Fees	$—	$—	100%
      The category of “Audit Fees” includes fees for our annual audit and quarterly reviews, as well as audit related accounting consultations, work related to our initial public offering and work related to debt and other securities offerings.

      The category of “Audit-Related Fees” includes non-audit related accounting consultations and services related to pension and benefit plans.
      The category of “Tax Fees” includes tax consultation and planning fees and tax compliance services.
Pre-Approval Policies and Procedures
      Our Audit Committee Charter contains our policies related to pre-approval of services provided by the independent registered public accounting firm. The Audit Committee, or one of its members if such authority is delegated by the Audit Committee, has the sole authority to review in advance, and grant any appropriate pre-approvals, of (a) all auditing services provided by the independent registered public accounting firm and (b) all non-audit services to be provided by the independent registered public accounting firm as permitted by Section 10A of the Securities Act of 1933 and, in connection therewith, to approve all fees and other terms of engagement.
      The Audit Committee has adopted the following guidelines regarding the engagement of the Company’s independent registered public accounting firm to perform services for the Company. For audit services (including audits of the Company’s employee benefit plan), the independent registered public accounting firm will provide the Audit Committee with an engagement letter each year prior to commencement of the audit services outlining the scope of the audit services proposed to be performed during the fiscal year. Generally a separate engagement letter is also provided for each statutory audit for our foreign subsidiaries. If the terms of the engagement letters are agreed to by the Audit Committee, the engagement letters will be formally accepted. For tax services, the independent registered public accounting firm will provide the Audit Committee with a separate scope of the tax services proposed to be performed during the fiscal year and may also provide separate tax engagement letters for special projects for our foreign subsidiaries. If the terms of the tax engagement letters are agreed to by the Audit Committee, the tax engagement letters will be formally accepted. All other non-audit services will require pre-approval from the Board of Directors on a case-by-case basis.
      If the pre-approval authority is delegated to a member, the pre-approval must be presented to the Audit Committee at its next scheduled meeting.

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) Documents filed as part of the Annual Report on Form 10-K.
      (1) List of Financial Statements
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholders’ Equity and Comprehensive Income
      Consolidated Statements of Cash Flows
      Notes to Financial Statements
      (2) List of Financial Statement Schedules
      Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
      Schedule II — Valuation and Qualifying Accounts
      (3) List of Exhibits

Exhibit No.		Description of Document

3.1		Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2		Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.1		Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2		Indenture, dated as of February 10, 2005, by and among Las Vegas Sands Corp., each of the Guarantors party thereto and U.S. Bank National Association, Trustee (the “6.375% Notes Indenture”) (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K dated as of February 15, 2005).
4.3		Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2005).
4	.4*	Letter regarding certain debt instruments.
10.1		Amended and Restated Credit Agreement, dated as of February 22, 2005, among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, Goldman Sachs Credit Partners, L.P., The Bank of Nova Scotia, Wells Fargo Foothill, Inc., CIT Group/ Equipment Financing, Inc. and Commerzbank AG (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 10, 2005).
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, The Bank of Nova Scotia, Commerzbank AG, The CIT Group/ Equipment Financing, Inc., Wells Fargo Foothill, Inc. and Goldman Sachs Credit Partners, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.3		Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors party thereof and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document

10.4	First Amendment to Amended and Restated Security Agreement, dated as of September 30, 2004, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.64 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.5	Supplement to Security Agreement, dated as of September 30, 2004, among the debtors as defined in the Amended and Restated Security Agreement, dated as of August 20, 2004, in favor of The Bank of Nova Scotia, as intercreditor agent for each of the secured parties as defined in the Amended and Restated Security Agreement (incorporated by reference from Exhibit 10.67 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.6	Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.7	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.8	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors party thereto for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.9	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.10	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.13	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.	Description of Document

10.14	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.15	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.16	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.17	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.18	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.19	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.20	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.21	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.22	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.23	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.24	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.25	Assignment and Assumption Agreement, dated as of December 20, 2004. by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.26	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.27	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

Exhibit No.		Description of Document

10.28		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.29		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.30		Employment Agreement, dated as of December 9, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley K. Serwin (incorporated by reference from Exhibit 10.66 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.31		Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.32		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002).
10.33		Land concession, dated as of December 10, 2003, issued by the Macao Special Administrative Region to Venetian Macau (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10	.34†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.35		Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.36		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.37		Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.38		First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.39		Registration Rights Agreement, dated as of December 20, 2004, by and among Las Vegas Sands Corp. and the stockholders named therein (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10	.40*	Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan.
10.41		Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).

Exhibit No.	Description of Document

10.42	Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.43	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.44	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.45	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.46	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.47	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Scott D. Henry (incorporated by reference from Exhibit 10.51 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.48	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.49	Construction Loan Agreement, dated September 30, 2004, by and among Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC, as borrowers, the lenders party thereto, The Bank of Nova Scotia, as the Sole Lead Arranger and the Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, as the Syndication Agent (incorporated by reference from Exhibit 4.1 to Las Vegas Sands, Inc.’s Report on Form 8-K filed on October 20, 2004).
10.50	Deed Of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated September 30, 2004, made by Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.54 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.51	Security Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, and each subsidiary from time to time party thereto, and The Bank of Nova Scotia, in its capacity as Administrative Agent for and on behalf of each Secured Party (incorporated by reference from Exhibit 10.55 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.52	Master Disbursement Agreement, dated as of September 30, 2004, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. as the Bank Arranger and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.56 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.	Description of Document

10.53	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.54	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.53 to the Company’s Annual Report on Form 10-K (Reg. No. 333-42147) filed on April 1, 2005).
10.55	Environmental Indemnity Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Las Vegas Sands, Inc., Lido Casino Resort, LLC and Venetian Casino Resort, LLC to and for the benefit of The Bank of Nova Scotia as administrative agent for itself and the other agents and lenders under the Construction Loan Agreement (incorporated by reference from Exhibit 10.59 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.56	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.57	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.58	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.59	Disbursement Collateral Account Agreement, dated as of September 30, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.60	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.61	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.62	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

Exhibit No.		Description of Document

10.63		Aircraft Interchange Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.64		Aircraft Time Share Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10	.65*	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan.
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
March 2, 2006

/s/ Sheldon G. Adelson

Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson Sheldon G. Adelson	Chairman of the Board, Chief Executive Officer and Director	March 2, 2006

/s/ Irwin Chafetz Irwin Chafetz	Director	March 2, 2006

/s/ Charles D. Forman Charles D. Forman	Director	March 2, 2006

/s/ Michael A. Leven Michael A. Leven	Director	March 2, 2006

/s/ James L. Purcell James L. Purcell	Director	March 2, 2006

/s/ Irwin A. Siegel Irwin A. Siegel	Director	March 2, 2006

/s/ William P. Weidner William P. Weidner	President, Chief Operating Officer and Director	March 2, 2006

/s/ Scott D. Henry Scott D. Henry	Senior Vice President and Chief Financial Officer	March 2, 2006

/s/ Wesley D. Allison Wesley D. Allison	Acting Chief Accounting Officer	March 2, 2006

Index to Exhibits

Exhibit No.		Description of Document

3.1		Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2		Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.1		Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2		Indenture, dated as of February 10, 2005, by and among Las Vegas Sands Corp., each of the Guarantors party thereto and U.S. Bank National Association, Trustee (the “6.375% Notes Indenture”) (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K dated as of February 15, 2005).
4.3		Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2005).
4	.4*	Letter regarding certain debt instruments.
10.1		Amended and Restated Credit Agreement, dated as of February 22, 2005, among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, Goldman Sachs Credit Partners, L.P., The Bank of Nova Scotia, Wells Fargo Foothill, Inc., CIT Group/ Equipment Financing, Inc. and Commerzbank AG (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 10, 2005).
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, The Bank of Nova Scotia, Commerzbank AG, The CIT Group/ Equipment Financing, Inc., Wells Fargo Foothill, Inc. and Goldman Sachs Credit Partners, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.3		Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors party thereof and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.4		First Amendment to Amended and Restated Security Agreement, dated as of September 30, 2004, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.64 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.5		Supplement to Security Agreement, dated as of September 30, 2004, among the debtors as defined in the Amended and Restated Security Agreement, dated as of August 20, 2004, in favor of The Bank of Nova Scotia, as intercreditor agent for each of the secured parties as defined in the Amended and Restated Security Agreement (incorporated by reference from Exhibit 10.67 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.6		Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).

Exhibit No.	Description of Document

10.7	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.8	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors party thereto for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.9	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.10	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.13	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.14	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.15	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.16	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.17	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.18	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document

10.19	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.20	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.21	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.22	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.23	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.24	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.25	Assignment and Assumption Agreement, dated as of December 20, 2004. by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.26	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.27	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.28	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.29	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.30	Employment Agreement, dated as of December 9, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley K. Serwin (incorporated by reference from Exhibit 10.66 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.31	Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.32	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002).
10.33	Land concession, dated as of December 10, 2003, issued by the Macao Special Administrative Region to Venetian Macau (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.		Description of Document

10	.34†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.35		Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.36		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.37		Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.38		First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.39		Registration Rights Agreement, dated as of December 20, 2004, by and among Las Vegas Sands Corp. and the stockholders named therein (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10	.40*	Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan.
10.41		Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.42		Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.43		Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.44		Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.45		Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.46		First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.47		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Scott D. Henry (incorporated by reference from Exhibit 10.51 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

Exhibit No.	Description of Document

10.48	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.49	Construction Loan Agreement, dated September 30, 2004, by and among Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC, as borrowers, the lenders party thereto, The Bank of Nova Scotia, as the Sole Lead Arranger and the Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, as the Syndication Agent (incorporated by reference from Exhibit 4.1 to Las Vegas Sands, Inc.’s Report on Form 8-K filed on October 20, 2004).
10.50	Deed Of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated September 30, 2004, made by Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.54 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.51	Security Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, and each subsidiary from time to time party thereto, and The Bank of Nova Scotia, in its capacity as Administrative Agent for and on behalf of each Secured Party (incorporated by reference from Exhibit 10.55 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.52	Master Disbursement Agreement, dated as of September 30, 2004, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. as the Bank Arranger and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.56 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.53	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.54	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.53 to the Company’s Annual Report on Form 10-K (Reg. No. 333-42147) filed on April 1, 2005).
10.55	Environmental Indemnity Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Las Vegas Sands, Inc., Lido Casino Resort, LLC and Venetian Casino Resort, LLC to and for the benefit of The Bank of Nova Scotia as administrative agent for itself and the other agents and lenders under the Construction Loan Agreement (incorporated by reference from Exhibit 10.59 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.56	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.		Description of Document

10.57		Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.58		Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.59		Disbursement Collateral Account Agreement, dated as of September 30, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.60		First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.61		Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.62		Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.63		Aircraft Interchange Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.64		Aircraft Time Share Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10	.65*	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan.
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.