Form 10-Q
period 2006-03-31
LAS VEGAS SANDS CORP
filed 2006-05-10
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 1, 2006.
LAS VEGAS SANDS CORP.

Class	Outstanding at May 1, 2006
Common Stock ($0.001 par value)	354,317,234 shares

LAS VEGAS SANDS CORP.
ii

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$317,277	$456,846
Restricted cash and cash equivalents	113,221	71,717
Accounts receivable, net	108,450	84,778
Inventories	10,645	9,967
Deferred income taxes	10,363	7,946
Prepaid expenses and other	18,175	13,452

Total current assets	578,131	644,706

Property and equipment, net	2,887,413	2,600,468
Deferred offering costs, net	28,956	30,973
Restricted cash and cash equivalents	577,425	571,143
Deferred income taxes	2,064	11,332
Other assets, net	23,345	21,117

	$4,097,334	$3,879,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,259	$34,803
Construction payables	182,750	163,932
Accrued interest payable	3,277	7,918
Other accrued liabilities	249,953	246,390
Income taxes payable	8,200	—
Current maturities of long-term debt	7,490	7,325

Total current liabilities	495,929	460,368

Other long-term liabilities	11,775	9,804
Deferred gain on sale of The Grand Canal Shops mall	67,263	68,129
Deferred rent from The Grand Canal Shops mall transaction	105,693	105,999
Long-term debt	1,679,846	1,625,901

	2,360,506	2,270,201

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,317,234 and 354,179,580 shares issued and outstanding	354	354
Capital in excess of par value	970,305	964,660
Deferred compensation	—	(150)
Accumulated other comprehensive income	1,438	1,726
Retained earnings	764,731	642,948

	1,736,828	1,609,538

Total liabilities and stockholders’ equity	$4,097,334	$3,879,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Casino	$375,382	$265,786
Rooms	91,138	86,077
Food and beverage	51,816	43,489
Convention, retail and other	35,005	28,454

	553,341	423,806
Less-promotional allowances	(22,977)	(20,012)

Net revenues	530,364	403,794

Operating expenses:
Casino	205,344	131,953
Rooms	21,753	21,115
Food and beverage	24,057	20,965
Convention, retail and other	16,395	14,376
Provision for doubtful accounts	4,989	3,386
General and administrative	54,812	45,773
Corporate expense	12,954	10,882
Rental expense	3,707	3,705
Pre-opening expense	2,219	—
Development expense	9,168	5,175
Depreciation and amortization	25,005	19,965
Loss on disposal of assets	1,081	1,163

	381,484	278,458

Operating income	148,880	125,336

Other income (expense):
Interest income	10,214	7,394
Interest expense, net of amounts capitalized	(21,415)	(27,083)
Other income	164	—
Loss on early retirement of debt	—	(132,834)

Income (loss) before income taxes	137,843	(27,187)

Benefit (provision) for income taxes	(16,060)	34,299

Net income	$121,783	$7,112

Basic earnings per share	$0.34	$0.02

Diluted earnings per share	$0.34	$0.02

Weighted average shares outstanding:
Basic	354,199,253	354,160,692

Diluted	354,592,597	355,029,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$121,783	$7,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,005	19,965
Amortization of debt offering costs and original issue discount	2,074	2,723
Amortization of deferred revenue	(1,172)	(1,173)
Loss on early retirement of debt	—	132,834
Loss on disposal of assets	1,081	1,163
Stock-based compensation	2,862	—
Provision for doubtful accounts	4,989	3,386
Tax benefit from stock option exercises	(632)	7,424
Changes in operating assets and liabilities:
Accounts receivable	(28,661)	(22,563)
Inventories	(678)	(324)
Prepaid expenses and other	(6,857)	(4,361)
Deferred income taxes	6,851	(41,723)
Accounts payable	9,456	(5,856)
Accrued interest payable	(4,641)	(4,695)
Other accrued liabilities	5,534	(14,789)
Income taxes payable	8,832	—

Net cash provided by operating activities	145,826	79,123

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(47,786)	(4,481)
Capital expenditures	(294,233)	(152,164)

Net cash used in investing activities	(342,019)	(156,645)

Cash flows from financing activities:
Dividends paid to shareholders	—	(21,052)
Proceeds from exercise of stock options	1,864	—
Tax benefit from stock option exercises	632	—
Repayments on 11% mortgage notes	—	(843,640)
Proceeds from 6.375% senior notes, net of discount	—	247,754
Proceeds from senior secured credit facility-term B	—	305,000
Proceeds from senior secured credit facility-revolver	92,129	—
Proceeds from Phase II mall construction loan	14,000	—
Proceeds from other long-term debt	75	—
Repayments on Venetian Intermediate credit facility	(50,000)	—
Repayments on FF&E credit facility	(1,200)	—
Repayments on Interface mortgage note payable	(951)	(1,334)
Repurchase premiums incurred in connection with refinancing transactions	—	(93,289)
Transaction costs, initial public offering	—	(487)
Payments of debt offering costs	—	(10,717)

Net cash provided by (used in) financing activities	56,549	(417,765)

Effect of exchange rate on cash	75	—

Decrease in cash and cash equivalents	(139,569)	(495,287)
Cash and cash equivalents at beginning of period	456,846	1,294,898

Cash and cash equivalents at end of period	$317,277	$799,611

Supplemental disclosure of cash flow information:
Cash payments for interest	$31,905	$33,139

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$182,750	$89,501

Property and equipment acquisitions included in accounts payable	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial Statements

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. and its subsidiaries (collectively the “Company”) for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In addition, certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
Las Vegas Sands Corp. (“LVSC”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock in December 2004. Immediately prior to the initial public offering LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc., which was converted into a Nevada limited liability company, Las Vegas Sands, LLC (“LVSLLC”), in July 2005. The acquisition of LVSLLC by LVSC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests. LVSC is traded on the New York Stock Exchange under the symbol “LVS.”
Las Vegas Properties
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian is located across from The Mirage and the Treasure Island Hotel and Casino and next to the Wynn Las Vegas Resort. The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (the “Grand Canal Shops” or the “Mall”); which was sold to a third party in 2004, a meeting and conference facility of approximately 1.1 million square feet; and an expo and convention center of approximately 1.2 million square feet (“The Sands Expo Center”). The Company has commenced construction work on the site of The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14 acre site next to The Venetian and The Sands Expo Center and next to the Wynn Las Vegas Resort. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet, which the Company has contracted to sell to a third party.
Macao Projects
The Company also owns and operates The Sands Macao, a Las Vegas-style casino in Macao, China, which was opened on May 18, 2004. In addition to The Sands Macao, the Company is also constructing The Venetian Macao Resort Hotel Casino (“The Venetian Macao”), an approximately 3,000 all-suites hotel, casino, and convention center complex, with a Venetian-style theme similar to that of its Las Vegas property. Under its gaming subconcession in Macao, the Company was obligated to develop and open The Venetian Macao by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion patacas (approximately $550.2 million at exchange rates in effect on March 31, 2006) in various development projects in Macao by June 2009. The Company has spent more than the required minimum amount. In March 2006, the Company received an extension of the June and December 2006 construction deadlines for The Venetian Macao and the convention center to December 2007. The Company currently expects to open The Venetian Macao in mid-2007. If it fails to meet the December 2007 deadline, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession and its investment to date in construction of The Venetian Macao could be lost.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company commenced construction of The Venetian Macao prior to obtaining a land concession from the Macao government which holds title to the land. The Company has applied to the Macao government for a land concession for a portion of the west side of the Cotai StripTM, including the site of The Venetian Macao. The land concession will require the Company to pay certain premiums and rent. The Company is in negotiation with the Macao government over the cost of the land concession. The Company believes it will be successful in obtaining the land concession. However, in the event the Company is unable to successfully conclude its negotiations with the Macao government with regard to the land underlying The Venetian Macao, the Company could lose all or a substantial part of its investment in the creation of the land and in constructing The Venetian Macao.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to stock-based payment transactions to be recognized in financial statements based on estimated fair values. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of stock-based compensation awards. The Company adopted this standard as of January 1, 2006 using the modified prospective application transition method. Under the modified prospective application transition method, the Company will expense the cost of stock-based compensation awards issued after January 1, 2006 based on their fair values. Additionally, the Company will recognize compensation cost for the portion of awards outstanding on January 1, 2006, based on their previously calculated fair values, for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. During the three months ended March 31, 2006, the Company recorded $2.9 million of stock-based compensation expense. Previous periods have not been restated. See “Note 5 — Stock-Based Employee Compensation” for additional information.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption on January 1, 2006 of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 2 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
Changes in stockholders’ equity for the three months ended March 31, 2006 were as follows (in thousands):

Balance at December 31, 2005	$1,609,538
Net income	121,783
Stock-based compensation	3,299
Proceeds from exercise of stock options	1,864
Tax benefit from exercise of stock options	632
Change in accumulated other comprehensive income	(288)

Balance at March 31, 2006	$1,736,828

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,199,253	354,160,692
Potential dilution from stock options and restricted stock	393,344	869,276

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	354,592,597	355,029,968

For the three months ended March 31, 2006, outstanding options to purchase 2,223,714 shares of common stock were not included in the calculation of diluted earnings per share because their effect was antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land and land improvements	$201,841	$202,285
Building and improvements	1,475,533	1,454,462
Equipment, furniture, fixtures and leasehold improvements	357,560	351,219
Construction in progress	1,242,459	957,752

	3,277,393	2,965,718
Less: accumulated depreciation and amortization	(389,980)	(365,250)

	$2,887,413	$2,600,468

During the three months ended March 31, 2006 and 2005, the Company capitalized interest expense of $8.3 million and $4.1 million, respectively.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Indebtedness of the Company and its Subsidiaries other than the Macao Subsidiaries:
Senior Secured Credit Facility — Term B	$970,000	$970,000
Senior Secured Credit Facility — Term B delayed	200,000	200,000
Senior Secured Credit Facility — Revolving Facility	123,129	31,000
6.375% Senior Notes	247,982	247,925
Interface Mortgage Loan	94,650	95,601
Phase II Mall Construction Loan	42,500	28,500
FF&E Credit Facility and other	9,075	10,200

Indebtedness of the Macao Subsidiaries:
Venetian Intermediate Credit Facility	—	50,000

	1,687,336	1,633,226

Less: current maturities	(7,490)	(7,325)

Total long-term debt	$1,679,846	$1,625,901

NOTE 5 — STOCK-BASED EMPLOYEE COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recording stock-based compensation.
As of March 31, 2006, the Company has two stock-based compensation plans. The board of directors has agreed not to grant any additional stock options under one of these plans and there were no options outstanding under it during the three months ended March 31, 2006. The second plan is described below. The compensation cost that has been charged against income for the plans was $2.9 million for the three months ended March 31, 2006, which is comprised of $2.6 million from stock options and $0.3 million from restricted stock. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation arrangements was $0.7 million. Compensation cost capitalized as part of property and equipment was $0.4 million for the three months ended March 31, 2006.
Las Vegas Sands Corp. 2004 Equity Award Plan
The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value.
Administration. The Company’s compensation committee administers the 2004 Plan. Except in the case of awards to non-employee directors which are administered by the Company’s board of directors, the compensation committee has the authority to determine the terms and conditions of any agreements

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
evidencing any awards granted under the 2004 Plan, and to adopt, alter and repeal rules, guidelines and practices relating to the 2004 Plan. The compensation committee has full discretion to administer and interpret the 2004 Plan, to adopt such rules, regulations, and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised. The compensation committee has formed a sub-committee to administer those portions of the 2004 Plan that require administration by directors meeting certain independence standards.
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
Awards Available for Grant. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of March 31, 2006, there were 22,035,097 shares available for grant under the 2004 Plan.
Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The stock options generally vest based on four years of continuous service and have 10-year contractual terms. Restricted stock awards generally vest over three years. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatilities from a selection of companies from the Company’s peer group due to the Company’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three months ended March 31, 2006 and 2005.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average volatility	31.61%	35.29%
Expected term (in years)	6.0	6.0
Risk-free rate	4.40%	3.86%
Expected dividends	—	—
The weighted average grant date fair value of 2,184,361 options granted during the three months ended March 31, 2006 was $17.36 per share and the weighted average grant date fair value of 22,820 options granted during the three months ended March 31, 2005 was $19.49 per share. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.6 million. No options were exercised during the three months ended March 31, 2005.
The Company did not recognize compensation expense for employee share-based awards for the three months ended March 31, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.
The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, for disclosure purposes only. Had the Company accounted for the plan under the fair value method allowed by SFAS No. 123, the Company’s net income, and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income, as reported	$7,112
Less: Stock-based employee compensation expense determined under the Black Scholes option-pricing model, net of tax	(806)

Pro forma net income	$6,306

Basic earnings per share, as reported	$0.02

Basic earnings per share, pro-forma	$0.02

Diluted earnings per share, as reported	$0.02

Diluted earnings per share, pro-forma	$0.02

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the status of the Company’s stock option plan is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2006	2,097,960	29.83
Granted	2,184,294	43.72
Exercised	(64,284)	29.00
Forfeited	(65,609)	29.70

Outstanding at March 31, 2006	4,152,361	37.15	9.3	81,012,563

Exercisable at March 31, 2006	248,813	29.38	8.7	6,787,619

A summary of the status of the Company’s nonvested restricted shares for the three months ended March 31, 2006:

		Weighted Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2006	8,088	$37.09
Granted	73,370	42.59
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	81,458	$42.04

As of March 31, 2006, there was $44.9 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.9 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.7 years and 2.7 years, respectively.
For the three months ended March 31, 2006, cash received from stock option exercises was $1.9 million and the tax benefit realized for the tax deductions from those exercises totaled $0.6 million. There were no stock option exercises for the three months ended March 31, 2005.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
The Palazzo Construction Litigation
Lido Casino Resort, LLC, a wholly-owned subsidiary of the Company (“Lido”), and its construction manager, Taylor International Corp. (“Taylor”), filed suit on March 14, 2006 in the United States District Court for the District of Nevada against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County on March 23, 2006 in the amount of approximately $19.0 million (the “Lien”). On April 11, 2006, as amended on April 26, 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative to reduce, the amount of, the Lien, claiming, among other things, that the Lien was excessive as including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law. Malcolm responded on April 26, 2006 by filing a complaint against Lido and Taylor in District Court in Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, and unjust enrichment against Lido and Taylor and claiming bad faith and fraud against Taylor (the “State Court Case”). Also on April 26, 2006, Malcolm filed a motion in the District Court case, seeking

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
to dismiss the District Court Case on abstention grounds. This matter is in the preliminary stages. Lido intends to defend against the State Court Case and to prosecute the District Court Case vigorously.
Litigation Relating to Macao Casino
The following disclosure summarizes our previous disclosure regarding this matter and discusses recent developments since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp., Las Vegas Sands Inc., Sheldon G. Adelson, and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from our Macao resort operations to the plaintiffs as well as other related claims. In March 2005, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their First Amended Complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an Order was filed by the Court granting defendants’ motion for partial summary judgment. Pursuant to the March 16, 2006 Order, plaintiffs’ fraud claims set forth in the First Amended Complaint were dismissed with prejudice as against all defendants. The Order also dismissed with prejudice the First Amended Complaint against defendants Sheldon G Adelson and William P. Weidner. This action is in a preliminary stage and our legal counsel has advised that based on proceedings to date, the probability of recovery by the plaintiffs is remote. We intend to defend this matter vigorously.
On January 26, 2006, Clive Basset Jones, Darryl Steven Turok a/k/a Dax Turok, and Cheong Jose Vai Chi a/k/a Cliff Cheong, filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming concession as well as other related claims. In April 2006, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. Other than the complaint which has been filed, and our answer, there is currently no pending activity in the matter. This action is in a preliminary stage and our legal counsel has advised that based on proceedings to date, the probability of recovery by the plaintiffs is remote. We intend to defend this matter vigorously.
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

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7 — SEGMENT INFORMATION
The Company reviews the results of operations based on the following distinct segments, which are The Venetian on the Strip, The Sands Expo Center in Las Vegas, and The Sands Macao in Macao. The Company’s segments are based on geographic locations (Las Vegas and Macao) or on the type of business (casino resort operations or convention operations). The Company’s segment information is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Revenues
The Venetian	$226,640	$209,905
The Sands Macao	281,637	175,056
The Sands Expo Center	22,087	18,833

Total net revenues	$530,364	$403,794

Adjusted EBITDA(1)
The Venetian	$87,704	$87,206
The Sands Macao	102,686	67,602
The Sands Expo Center	8,917	7,713

Total segment adjusted EBITDA	199,307	162,521

Other Operating Costs and Expenses
Corporate expense	(12,954)	(10,882)
Depreciation and amortization	(25,005)	(19,965)
Loss on disposal of assets	(1,081)	(1,163)
Pre-opening expense	(2,219)	—
Development expense	(9,168)	(5,175)

Operating income	148,880	125,336

Other Non-Operating Costs and Expenses
Interest income	10,214	7,394
Interest expense, net of amounts capitalized	(21,415)	(27,083)
Other income	164	—
Loss on early retirement of debt	—	(132,834)
Benefit (provision) for income taxes	(16,060)	34,299

Net income	$121,783	$7,112

(1)	Adjusted EBITDA is earnings before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income, loss on disposal of assets, loss on early retirement of debt, and corporate expense. Adjusted EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31,
	2006	2005
Capital Expenditures
The Venetian	$22,394	$25,890
Macao Projects	196,034	48,614
The Palazzo	75,453	77,495
The Sands Expo Center	352	165

Total capital expenditures	$294,233	$152,164

	March 31,	December 31,
	2006	2005
Total Assets
Las Vegas Sands Corp	$158,904	$307,679
The Venetian	2,051,958	2,004,427
Macao Projects	1,114,170	885,809
The Palazzo	690,841	605,320
The Sands Expo Center	81,461	76,504

Total consolidated assets	$4,097,334	$3,879,739

NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In accordance with Rule 3-10 of Regulation S-X of the Securities and Exchange Commission, condensed consolidating financial information of the Company, the Guarantor Subsidiaries (as defined below) and the non-guarantor subsidiaries on a combined basis as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, is as follows (in thousands).
LVSC is the obligor of the 6.375% Senior Notes. LVSLLC, Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Venetian Operating Company, LLC, Lido Intermediate Holding Company, LLC and Lido Casino Resort, LLC (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Note 8 — Condensed Consolidating Financial Information (continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$72,053	$86,556	$158,668	$—	$317,277
Restricted cash and cash equivalents	50,521	—	62,700	—	113,221
Intercompany receivable	86,030	62,947	3,305	(152,282)	—
Accounts receivable, net	138	103,465	4,847	—	108,450
Notes receivable	188,219	—	—	(188,219)	—
Inventories	—	8,895	1,750	—	10,645
Deferred income taxes	57	10,392	—	(86)	10,363
Prepaid expenses	1,799	7,324	9,052	—	18,175

Total current assets	398,817	279,579	240,322	(340,587)	578,131

Property and equipment, net	37,990	1,814,384	1,035,039	—	2,887,413
Investment in subsidiaries	1,567,849	577,602	—	(2,145,451)	—
Deferred offering costs, net	1,285	25,166	2,505	—	28,956
Restricted cash and cash equivalents	—	577,425	—	—	577,425
Deferred income taxes	—	4,248	2,834	(5,018)	2,064
Other assets, net	79	14,849	8,417	—	23,345

Total assets	$2,006,020	$3,293,253	$1,289,117	$(2,491,056)	$4,097,334

Accounts payable	$38	$22,722	$21,499	$—	$44,259
Construction payables	—	59,480	123,270	—	182,750
Intercompany payables	496	45,742	106,044	(152,282)	—
Accrued interest payable	1,992	711	574	—	3,277
Other accrued liabilities	3,463	116,164	130,326	—	249,953
Income taxes payable	8,200	—	—	—	8,200
Deferred income taxes	—	—	86	(86)	—
Notes payable	—	—	188,219	(188,219)	—
Current maturities of long-term debt	—	2,400	5,090	—	7,490

Total current liabilities	14,189	247,219	575,108	(340,587)	495,929

Other long-term liabilities	2,003	178,456	4,272	—	184,731
Deferred income taxes	5,018	—	—	(5,018)	—
Long-term debt	247,982	1,299,729	132,135	—	1,679,846

	269,192	1,725,404	711,515	(345,605)	2,360,506

Stockholders’ equity	1,736,828	1,567,849	577,602	(2,145,451)	1,736,828

Total liabilities and stockholders’ equity	$2,006,020	$3,293,253	$1,289,117	$(2,491,056)	$4,097,334

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Note 8 — Condensed Consolidating Financial Information (continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$202,196	$87,173	$167,477	$—	$456,846
Restricted cash and cash equivalents	50,052	3	21,662	—	71,717
Intercompany receivable	2,207	3,373	4,195	(9,775)	—
Accounts receivable, net	245	81,204	3,329	—	84,778
Notes receivable	121,784	—	—	(121,784)	—
Inventories	—	8,584	1,383	—	9,967
Deferred income taxes	11,748	(2,871)	(931)	—	7,946
Prepaid expenses	436	6,141	6,875	—	13,452

Total current assets	388,668	183,607	203,990	(131,559)	644,706

Property and equipment, net	38,471	1,744,352	817,645	—	2,600,468
Investment in subsidiaries	1,441,500	480,619	—	(1,922,119)	—
Deferred offering costs, net	1,322	26,442	3,209	—	30,973
Restricted cash and cash equivalents	—	571,143	—	—	571,143
Deferred income taxes	3,130	5,852	2,350	—	11,332
Other assets, net	79	12,485	8,553	—	21,117

Total assets	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

Accounts payable	$50	$20,614	$14,139	$—	$34,803
Construction payables	—	54,234	109,698	—	163,932
Intercompany payables	—	—	9,775	(9,775)	—
Accrued interest payable	5,977	1,157	784	—	7,918
Other accrued liabilities	8,053	116,029	122,308	—	246,390
Notes payable	—	—	121,784	(121,784)	—
Current maturities of long-term debt	—	2,400	4,925	—	7,325

Total current liabilities	14,080	194,434	383,413	(131,559)	460,368

Other long-term liabilities	1,627	179,766	2,539	—	183,932
Long-term debt	247,925	1,208,800	169,176	—	1,625,901

	263,632	1,583,000	555,128	(131,559)	2,270,201

Stockholders’ equity	1,609,538	1,441,500	480,619	(1,922,119)	1,609,538

Total liabilities and stockholders’ equity	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Note 8 — Condensed Consolidating Financial Information (continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$97,136	$278,246	$—	$375,382
Rooms	—	89,569	1,569	—	91,138
Food and beverage	—	41,946	11,088	(1,218)	51,816
Convention, retail and other	6,597	12,347	23,061	(7,000)	35,005

Total revenues	6,597	240,998	313,964	(8,218)	553,341
Less-promotional allowances	(190)	(15,278)	(7,509)	—	(22,977)

Net revenues	6,407	225,720	306,455	(8,218)	530,364

Operating expenses:
Casino	—	46,053	159,291	—	205,344
Rooms	—	21,715	38	—	21,753
Food and beverage	—	18,176	5,946	(65)	24,057
Convention, retail and other	—	7,756	10,195	(1,556)	16,395
Provision for doubtful accounts	—	4,739	250	—	4,989
General and administrative	—	41,981	19,428	(6,597)	54,812
Corporate expense	12,825	—	129	—	12,954
Rental expense	—	3,316	391	—	3,707
Pre-opening expense	—	256	1,963	—	2,219
Development expense	340	—	8,828	—	9,168
Depreciation and amortization	516	15,942	8,547	—	25,005
Loss on disposal of assets	—	12	1,069	—	1,081

	13,681	159,946	216,075	(8,218)	381,484

Operating income (loss)	(7,274)	65,774	90,380	—	148,880

Other income (expense):
Interest income	3,696	7,084	985	(1,551)	10,214
Interest expense, net of amounts capitalized	(445)	(16,695)	(5,826)	1,551	(21,415)
Other income	—	156	8	—	164
Income from equity investment in subsidiaries	120,852	84,574	—	(205,426)	—

Income before income taxes	116,829	140,893	85,547	(205,426)	137,843

Benefit (provision) for income taxes	4,954	(20,041)	(973)	—	(16,060)

Net income	$121,783	$120,852	$84,574	$(205,426)	$121,783

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Note 8 — Condensed Consolidating Financial Information (continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$94,748	$171,038	$—	$265,786
Rooms	—	85,429	648	—	86,077
Food and beverage	—	36,201	8,237	(949)	43,489
Convention, retail and other	3,087	5,374	21,071	(1,078)	28,454

Total revenues	3,087	221,752	200,994	(2,027)	423,806
Less-promotional allowances	(224)	(13,799)	(5,989)	—	(20,012)

Net revenues	2,863	207,953	195,005	(2,027)	403,794

Operating expenses:
Casino	—	40,909	91,044	—	131,953
Rooms	—	21,069	46	—	21,115
Food and beverage	—	17,156	3,850	(41)	20,965
Convention, retail and other	—	6,617	9,145	(1,386)	14,376
Provision for doubtful accounts	—	3,386	—	—	3,386
General and administrative	—	31,265	15,108	(600)	45,773
Corporate expense	10,792	—	90	—	10,882
Rental expense	—	3,299	406	—	3,705
Pre-opening expense	—	—	—	—	—
Development expense	—	1,807	3,368	—	5,175
Depreciation and amortization	—	12,940	7,025	—	19,965
Loss on disposal of assets	—	1,163	—	—	1,163

	10,792	139,611	130,082	(2,027)	278,458

Operating income (loss)	(7,929)	68,342	64,923	—	125,336

Other income (expense):
Interest income	2,823	4,363	1,769	(1,561)	7,394
Interest expense, net of amounts capitalized	(2,212)	(20,215)	(6,217)	1,561	(27,083)
Loss on early retirement of debt	—	(132,834)	—	—	(132,834)
Income from equity investment in subsidiaries	4,260	58,973	—	(63,233)	—

Income (loss) before income taxes	(3,058)	(21,371)	60,475	(63,233)	(27,187)

Benefit (provision) for income taxes	10,170	25,631	(1,502)	—	34,299

Net income	$7,112	$4,260	$58,973	$(63,233)	$7,112

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Note 8 — Condensed Consolidating Financial Information (continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(19,426)	$55,386	$109,866	$—	$145,826

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(469)	(6,279)	(41,038)	—	(47,786)
Capital expenditures	(35)	(84,818)	(209,380)	—	(294,233)
Notes receivable to subsidiaries	(66,435)	—	—	66,435	—
Intercompany receivables to subsidiaries	(39,818)	(56,460)	—	96,278	—
Capital contributions to subsidiaries	(6,456)	(8,649)	—	15,105	—

Net cash used in investing activities	(113,213)	(156,206)	(250,418)	177,818	(342,019)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,864	—	—	—	1,864
Tax benefit from stock option exercises	632	—	—	—	632
Capital contributions received	—	6,456	8,649	(15,105)	—
Borrowings from Las Vegas Sands Corp.	—	—	66,435	(66,435)	—
Proceeds from senior secured credit facility-revolver	—	92,129	—	—	92,129
Proceeds from Phase II mall construction loan	—	—	14,000	—	14,000
Proceeds from other long-term debt	—	—	75	—	75
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on FF&E credit facility	—	(1,200)	—	—	(1,200)
Repayments on Interface mortgage note payable	—	—	(951)	—	(951)
Increase in intercompany payables	—	2,818	93,460	(96,278)	—

Net cash provided by (used in) financing activities	2,496	100,203	131,668	(177,818)	56,549

Effect of foreign exchange rate on cash	—	—	75	—	75

Decrease in cash and cash equivalents	(130,143)	(617)	(8,809)	—	(139,569)
Cash and cash equivalents at beginning of period	202,196	87,173	167,477	—	456,846

Cash and cash equivalents at end of period	$72,053	$86,556	$158,668	$—	$317,277

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
Note 8 — Condensed Consolidating Financial Information (continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash provided by (used in) operating activities	$(6,366)	$16,903	$68,586	$—	$79,123

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(2,241)	(2,240)	—	(4,481)
Capital expenditures	—	(92,112)	(60,052)	—	(152,164)
Capital contributions to subsidiaries	(558,570)	(8,281)	—	566,851	—
Intercompany payment for airplane transfer	(40,000)	40,000	—	—	—

Net cash used in investing activities	(598,570)	(62,634)	(62,292)	566,851	(156,645)

Cash flows from financing activities:
Transaction cost, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Capital contribution from Las Vegas Sands Corp.	—	558,570	—	(558,570)	—
Capital contribution from Venetian Casino Resort LLC	—	—	8,281	(8,281)	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,754	—	—	—	247,754
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Repayments on Interface mortgage note payable	—	—	(1,334)	—	(1,334)
Repurchase premiums incurred in connection with refinancing transactions	—	(93,289)	—	—	(93,289)
Payments of debt offering costs	(1,158)	(9,559)	—	—	(10,717)
Net change in intercompany accounts	(5,577)	8,291	(2,714)	—	—

Net cash provided by (used in) financing activities	240,532	(95,679)	4,233	(566,851)	(417,765)

Increase (decrease) in cash and cash equivalents	(364,404)	(141,410)	10,527	—	(495,287)
Cash and cash equivalents at beginning of period	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of period	$380,523	$246,928	$172,160	$—	$799,611

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements, and the notes thereto and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “—Special Note Regarding Forward—Looking Statements.”
General
We own and operate The Venetian Resort Hotel Casino (“The Venetian”) and The Sands Expo and Convention Center (“The Sands Expo Center”) in Las Vegas, Nevada and The Sands Macao Casino (“The Sands Macao”) in Macao, China. We are also developing two other casino resorts: The Palazzo Resort Hotel Casino (“The Palazzo”), which will be next to and connected with The Venetian, and The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) in Macao, China.
We currently offer hotel, gaming, dining, entertainment, retail, and spa and other amenities at The Venetian, convention and trade show space at The Sands Expo Center and gaming, dining and VIP suites at The Sands Macao. Approximately 40.1% of our gross revenues at The Venetian for the first three months of 2006 was derived from gaming and 37.0% was derived from hotel rooms. The percentage of gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. Approximately 96.2% of The Sands Macao’s gross revenue for the first three months of 2006 was derived from gaming activities with the remainder primarily derived from food and beverage services.
Las Vegas Projects
The Palazzo is currently under construction and is expected to open during the summer of 2007. The cost of The Palazzo could reach as high as $1.8 billion (exclusive of land), of which the mall (the “Phase II mall”) is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in The Palazzo. In connection with the sale of The Grand Canal Shops mall, we entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops mall, to construct and sell the Phase II mall. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% up to $38.0 million of net operating income and 8.0% above $38.0 million.
Macao Projects
We are building The Venetian Macao, an approximately 3,000 all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We are also obligated to invest at least 4.4 billion patacas (approximately $550.2 million at exchange rates in effect on March 31, 2006) in various development projects in Macao by June 2009. As of March 31, 2006, we had spent more than the required minimum amount. We currently expect to open The Venetian Macao in mid-2007. If we fail to meet the December 2007 deadline we could lose our right to continue to operate The Sands Macao or any other facilities development under our Macao gaming subconcession and our investment to date in The Venetian Macao could be lost. In addition, we are constructing The Venetian Macao on land for which we have not yet been granted a concession. If we do not obtain a land concession, we could forfeit all or a part of our investment in the site and construction of The Venetian Macao and would not be able to open and operate that facility as planned.
In addition, we broke ground in October 2005 on an expansion of The Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 65.0%. Construction of The Venetian Macao and the expansion of The Sands Macao are progressing according to plan. In connection with the development of The Venetian Macao, we are sponsoring a master plan for the development of multiple properties on the Cotai Strip.

LAS VEGAS SANDS CORP.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
We intend to develop the other Cotai Strip developments as follows:
•	One of them is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with 400 luxury hotel rooms, up to 600 Four Seasons-serviced vacation suites, distinctive dining experiences, full service spas and other amenities, a 25,000 square foot casino and a 190,000 square foot mall with upscale retail offerings. We will own the hotel and vacation suites. We have entered into an exclusive nonbinding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and vacation suites. The completion of The Venetian Macao and the Four Seasons is not dependent upon the Macao government’s overall approval of our Cotai Strip master development plan.

•	One of them is intended to include a two hotel complex with 1,500 luxury and mid-sized hotel rooms, luxury vacation suites, a casino and a retail shopping mall. We will own the entire development, and we have entered into a management agreement with Shangri-La Hotels and Resorts to manage the hotels and vacation suites under its Shangri-La and Traders brands.

•	One of them is intended to include a two-hotel complex with luxury and mid-sized hotel rooms, luxury vacation suites, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. We will own the entire development, and we are negotiating with Starwood Hotel and Resorts to manage the hotels and vacation suites under its brands.

•	We expect to develop and own two other Cotai Strip developments, each of which is intended to include a two-hotel complex with luxury and mid-sized hotel rooms, luxury vacation suites, a casino and a retail shopping mall. We will own the entire development. We have entered into a non-binding agreement with Hilton Hotels to manage one of the hotel complexes and are in discussions with experienced and well-known hotel management companies to manage the hotel portions of the other resort for us under their brands.

•	We have signed a non-binding memorandum of agreement with an independent developer for another Cotai Strip Development. We are currently negotiating definitive agreements pursuant to which we plan to partner with this developer to build a multi-hotel complex under several hotel brands.
We do not yet have all the Macao government approvals that we will need in order to develop the Cotai Strip developments.
We expect to make land premium payments relating to The Venetian Macao and other Macao properties under development in amounts to be determined. We currently estimate that the cost for The Venetian Macao will be approximately $2.3 billion (exclusive of land) and the cost for The Sands Macao expansion will be approximately $99.0 million. Venetian Macau Limited and its subsidiaries (“VML”) are finalizing commitments for a $2.5 billion senior secured credit facility to partially fund The Sands Macao expansion and the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons Hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. We have not yet finalized our estimate of the cost of our other Cotai Strip developments; however, we will need to arrange additional debt financing to finance those costs as well.

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates, including those related to allowance for doubtful accounts and discounts, accruals for slot marketing points, self-insurance and litigation, asset impairment, stock-based compensation, and income taxes. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Allowance for Doubtful Accounts and Discounts
We maintain an allowance, or reserve, for doubtful accounts and discounts at our operating casino resorts, The Venetian and The Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts and discounts, while specific write-offs decrease the allowance for doubtful accounts and discounts. We regularly evaluate the allowance for doubtful accounts and discounts. At The Venetian, where credit or marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information. We also

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At The Sands Macao, where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly since 2004 because The Sands Macao table games play is primarily cash play, while The Venetian credit table games play represents approximately 66.9% of total table games play. Our allowance for doubtful accounts and discounts was $53.8 million and $49.0 million or 33.2% and 36.6% of gross accounts receivable as of March 31, 2006 and December 31, 2005, respectively.
Self-Insurance and Slot Club Point Accruals
We maintain accruals for health and workers compensation self-insurance and slot club point redemption, which are classified in other accrued liabilities in the condensed consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals and in consultation with outside actuarial experts for the self-insurance accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate we should adjust the assumptions utilized, we will reduce or provide for additional accruals as appropriate.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and include such accruals in the other accrued liability category in our condensed consolidated balance sheets.
Property and Equipment
At March 31, 2006, we had net property and equipment of $2.89 billion, representing 70.5% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.
Stock-Based Compensation
SFAS No. 123R, “Share-Based Payment” requires the recognition of compensation expense in the condensed consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123R, we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which supersedes APB Opinion No. 25. This statement requires compensation costs related to stock-based transactions to be recognized in financial statements. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of stock-based compensation awards. We adopted this standard as of January 1, 2006 using the modified prospective application; accordingly, prior periods have not been restated. Under the modified prospective application we will expense the cost of stock-based compensation awards issued after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. We have chosen to continue to use the Black-Scholes option-pricing model to calculate the fair value of its stock option grants. During the three months ended March 31, 2006, we recorded $2.9 million of stock-based compensation expense. No amounts for stock-based compensation were recorded for the three months ended March 31, 2006. As of March 31, 2006, there was $44.9 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.9 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.7 years and 2.7 years, respectively.

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption on January 1, 2006 of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations, or cash flows.
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
	(in thousands, except for percentages)
			Percent
	2006	2005	Change
Net revenues	$530,364	$403,794	31.3%
Operating expenses	381,484	278,458	37.0%
Operating income	148,880	125,336	18.8%
Income (loss) before income taxes	137,843	(27,187)	607.0%
Net income	121,783	7,112	1,612.4%

	Three Months Ended March 31,
	Percent of Net Revenues
	2006	2005
Operating expenses	71.9%	69.0%
Operating income	28.0%	31.0%
Income (loss) before income taxes	26.0%	-6.7%
Net income	23.0%	1.8%
Operating Results
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

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Casino revenue measurements for Las Vegas: Table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage (calculated before discounts) as measured as a percentage of table game drop of 20.0% to 22.0% and slot machines produce a statistical average slot machine win percentage (calculated before slot club cash incentives) as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.
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
We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 2.5% to 2.8% and our Non-Rolling Chip play table games are expected to produce a statistical average table win percentage as measured as a percentage of table game drop (before discounts and commissions) of 17.0% to 19.0%. Like in Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.
Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and The Sands Macao is conducted on a cash basis, The Venetian’s table games revenue is approximately 66.9% from credit based guests wagering and The Sands Macao’s table game play is conducted primarily on a cash basis.
Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	(in thousands, except for percentages)
			Percent
	2006	2005	Change
Net Revenues
Casino	$375,382	$265,786	41.2%
Rooms	91,138	86,077	5.9%
Food and beverage	51,816	43,489	19.1%
Convention, retail and other	35,005	28,454	23.0%

	553,341	423,806	30.6%
Less — promotional allowances	(22,977)	(20,012)	-14.8%

Total net revenues	$530,364	$403,794	31.3%

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Consolidated net revenues were $530.4 million for the three months ended March 31, 2006, an increase of $126.6 million compared to $403.8 million for the three months ended March 31, 2005. The increase in net revenues was due primarily to an increase in casino revenue of $109.6 million. This increase is primarily attributable to the growth of our casino operations at The Sands Macao and the formal introduction of our Rolling Chip program in March 2005.
Casino revenues were $375.4 million for the three months ended March 31, 2006, an increase of $109.6 million as compared to $265.8 million for the three months ended March 31, 2005. Of the increase, $107.2 million was attributable to the growth of our casino operations at The Sands Macao and the formal introduction of our Rolling Chip program in March 2005. For the three months ended March 31, 2006, table games drop (the Non-Rolling chip segment) at The Sands Macao increased $203.6 million and the related win percentage increased 1.4 percentage points to 18.6% as compared to the three months ended March 31, 2005. In addition, the Rolling Chip volume increased $2.84 billion and the related win percentage increased from 2.1% to 2.5% as compared to the three months ended March 31, 2005. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues for the three months ended March 31, 2006 were $91.1 million, an increase of $5.0 million as compared to $86.1 million for the three months ended March 31, 2005. The increase was attributable to the increase in average daily room rate from $243 for the three months ended March 31, 2005 to $249 for the three months ended March 31, 2006 as well as an increase in occupancy rate from 97.8% for the three months ended March 31, 2005 to 99.9% for the three months ended March 31, 2006 at The Venetian. The Venetian generated revenue per available room of $248 for the three months ended March 31, 2006 as compared to $237 for the three months ended March 31, 2005.
Food and beverage revenues were $51.8 million for the three months ended March 31, 2006, an increase of $8.3 million as compared to $43.5 million for the three months ended March 31, 2005. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $8.1 million due to increased hotel occupancy and banquet business at the property.
Convention, retail and other revenues were $35.0 million for the three months ended March 31, 2006, an increase of $6.5 million as compared to $28.5 million for the three months ended March 31, 2005. The increase is primarily attributable to $3.3 million of additional revenues from The Sands Expo Center due to a strong quarter for conventions and $2.1 million in revenues associated with the Blue Man Group performances, which began during the fourth quarter of 2005.

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	(in thousands, except for percentages)
			Percent
	2006	2005	Change
Operating Expenses
Casino	$205,344	$131,953	55.6%
Rooms	21,753	21,115	3.0%
Food and beverage	24,057	20,965	14.7%
Convention, retail and other	16,395	14,376	14.0%
Provision for doubtful accounts	4,989	3,386	47.3%
General and administrative	54,812	45,773	19.7%
Corporate expense	12,954	10,882	19.0%
Rental expense	3,707	3,705	0.1%
Pre-opening expense	2,219	—	—
Development expense	9,168	5,175	77.2%
Depreciation and amortization	25,005	19,965	25.2%
Loss on disposal of assets	1,081	1,163	-7.1%

Total operating expenses	$381,484	$278,458	37.0%

Operating expenses were $381.5 million for the three months ended March 31, 2006, an increase of $103.0 million as compared to $278.5 million for the three months ended March 31, 2005. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating businesses in Las Vegas and Macao.
Casino department expenses were $205.3 million for the three months ended March 31, 2006, an increase of $73.3 million as compared to $132.0 million for the three months ended March 31, 2005. The increase was primarily attributable to the additional casino expenses related to the growth of our operations at The Sands Macao and increased slot machine and table games volume at The Venetian. Of the $73.3 million increase in casino expenses, $51.9 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $3.1 million, primarily related to the increased food and beverage revenue noted above.
The provision for doubtful accounts was $5.0 million for the three months ended March 31, 2006, compared to $3.4 million for the three months ended March 31, 2005. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses were $54.8 million for the three months ended March 31, 2006, an increase of $9.0 million as compared to $45.8 million for the three months ended March 31, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao.
Corporate expense for the three months ended March 31, 2006 was $13.0 million, an increase of $2.1 million as compared to $10.9 million for the three months ended March 31, 2005. The increase was primarily attributable to $4.4 million of corporate general and administrative costs as we build our corporate infrastructure, $1.3 million related to stock offering costs associated with a sale by certain trusts established for the benefit of our principal stockholder and his family in a secondary public offering of stock in March 2006 and $1.1 million related to stock-based compensation recorded in connection

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
with the adoption of SFAS No. 123R, partially offset by a $5.0 million charitable contribution that was made in the first quarter of 2005 that did not recur in 2006.
Pre-opening and development expenses were $2.2 million and $9.2 million, respectively, for the three months ended March 31, 2006, compared to $0.0 million and $5.2 million, respectively, for the three months ended March 31, 2005. Pre-opening expenses for the three months ended March 31, 2006 were primarily related to The Venetian Macao project and the opening of the poker room at The Venetian. We expect that pre-opening expense will increase as The Venetian Macao and The Palazzo projects approach their 2007 opening dates. The increase in development expenses was primarily related to our activities in Singapore, Macao and Pennsylvania.
Depreciation and amortization expense for the three months ended March 31, 2006 was $25.0 million, an increase of $5.0 million as compared to $20.0 million for the three months ended March 31, 2005. The increase was primarily the result of placing into service various assets at The Venetian since the first quarter of 2005, including the Blue Man Group Theater, new meeting rooms and the renovation of the pool deck.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	(in thousands, except for percentages)
	2006	2005
Interest cost	$29,728	$31,188
Less: Capitalized interest	(8,313)	(4,105)

Interest expense, net	$21,415	$27,083

Cash paid for interest, net of amounts capitalized	$31,905	$33,139
Average total debt balance	$1,652,519	$1,625,309
Weighted average interest rate	7.1%	7.7%
Interest expense, net of amounts capitalized was $21.4 million for the three months ended March 31, 2006, a decrease of $5.7 million as compared to $27.1 million for the three months ended March 31, 2005. This decrease is primarily attributable to the redemption of our subsidiaries’ 11% mortgage notes, which were replaced during the quarter ended March 31, 2005 with a combination of senior notes bearing interest at a rate of 6.375% and lower cost bank debt, and the redemption of Venetian Macau Limited’s $120.0 million floating rate notes during the second quarter of 2005. The decrease was also due to the capitalization of $8.3 million of interest during the first quarter of 2006 compared to $4.1 million of capitalized interest in the first quarter of 2005. We expect that the capitalized interest amount will continue to increase as The Venetian Macao and The Palazzo projects approach their 2007 opening dates.
Other Factors Effecting Earnings
Interest income for the three months ended March 31, 2006 was $10.2 million, an increase of $2.8 million as compared to $7.4 million for the three months ended March 31, 2005. The increase was primarily attributable to the increase in interest rates that the Company’s cash and cash equivalent balances were earning as compared to the first quarter of 2005.
The loss on early retirement of debt of $132.8 million for the three months ended March 31, 2005 was the result of the redemption and repurchase of our subsidiaries’ 11% mortgage notes.
Our effective income tax rate for the three months ended March 31, 2006 was 11.7%. The effective tax rate for the 2006 period was significantly lower than the United States federal statutory rate due primarily

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao on gaming operations, which is to expire at the end of 2008. The effective tax rate was -126.2% for the three months ended March 31, 2005 primarily due to the tax benefit associated with the loss on early retirement of debt in the 2005 period as well as the application of the aforementioned Macao income tax holiday.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	(in thousands)
	2006	2005
Net cash provided by operations	$145,826	$79,123

Investing cash flows:
Capital expenditures	(294,233)	(152,164)
Change in restricted cash	(47,786)	(4,481)

Net cash used in investing activities	(342,019)	(156,645)

Financing cash flows:
Dividends to shareholders	—	(21,052)
Repayments of long-term debt	(52,151)	(844,974)
Proceeds of long term-debt	106,204	552,754
Other	2,496	(104,493)

Net cash provided by (used in) financing activities	56,549	(417,765)

Effect of exchange rate on cash	75	—

Net decrease in cash and cash equivalents	$(139,569)	$(495,287)

Cash Flows — Operating Activities
The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. As of March 31, 2006 and December 31, 2005, we held unrestricted cash and cash equivalents of $317.2 million and $456.8 million, respectively. Net cash provided by operating activities for the three months ended March 31, 2006 was $145.8 million, an increase of $66.7 million as compared with $79.1 million for the three months ended March 31, 2005. Factors contributing to the increase in cash flow provided by operating activities were primarily an increase in the operating results at The Sands Macao and certain positive changes in our working capital assets and liabilities.

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2006 totaled $294.2 million, including $22.7 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; $196.0 million for construction and development activities in Macao (including The Sands Macao and The Venetian Macao on the Cotai Strip); and $75.5 million for The Palazzo.
Restricted cash increased $47.8 million primarily as a result of depositing $37.0 million in a restricted account as part of the Company’s application for a gaming license in Singapore.
Cash Flows — Financing Activities
For the three months ended March 31, 2006, net cash flows provided from financing activities were $56.5 million. The net increase was primarily attributable to the borrowing of $92.1 million from the revolving facility and $14.0 million from the Phase II Mall Construction Loan, offset by the repayment of the $50.0 million Venetian Intermediate credit facility.
Capital and Liquidity
We expect to fund our operations, capital expenditures (other than The Sands Macao expansion construction, The Palazzo, the Phase II mall, The Venetian Macao, our other Cotai Strip developments and related Cotai Strip infrastructure development and construction costs) and debt service requirements from existing cash balances, operating cash flow and borrowings under our Las Vegas revolving credit facility. We have a $450.0 million revolving credit facility for working capital needs, of which $326.9 million was available, as of March 31, 2006.
We have commenced construction of The Palazzo and plan to continue work on The Palazzo during 2006. We currently estimate that construction will be completed in the fall of 2007 and that our cost to develop and construct The Palazzo could reach as high as approximately $1.8 billion (exclusive of land), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in The Palazzo. As of March 31, 2006, we had paid $581.5 million in design, development and construction costs for The Palazzo. We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility and $200.0 million from the Term B Delayed Draw Facility from the Senior Secured Credit Facility, $221.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under the Revolving Facility under the Senior Secured Credit Facility and operating cash flow to fund the development and construction costs for The Palazzo (including the Phase II mall) and to pay related fees and expenses.
We currently estimate that the cost for The Venetian Macao will be approximately $2.3 billion (exclusive of land) and that we will need to arrange additional debt financing to finance these costs. We have not yet finalized our estimate of the cost of our other Cotai Strip developments. We are in the process of obtaining a new $2.5 billion senior secured credit facility for the partial funding of The Sands Macao expansion, the construction of The Venetian Macao and some of our other Cotai Strip developments. The documentation for the new facility is being finalized and the potential lenders are not yet legally committed to lend the funds. The credit facility is expected to close in May 2006. In addition, all of The Sands Macao’s cash flows are expected to be used to finance the construction of The Venetian Macao and certain other Macao developments. Therefore, we may need to incur additional debt to finance The Venetian Macao and other Macao developments if The Sands Macao’s cash flows are not sufficient. We also expect that our other Cotai Strip developments will be financed in large part by additional debt.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate caps. During 1997, we entered into off-balance sheet arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payment obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements was $22.2 million as of March 31, 2006, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.
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
In addition, the debt instrument of our subsidiary, Phase II Mall Subsidiary, LLC (the “Phase II Mall Subsidiary”), also restricts the payment of dividends and distributions to us. Subject to limited exceptions, the Phase II Mall Construction Loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions to us, or making investments in us, other than tax distributions and a limited basket amount.
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

LAS VEGAS SANDS CORP.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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

LAS VEGAS SANDS CORP.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending March 31:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value(1)
	(dollars in millions)
LIABILITIES
Short-term debt
Variable rate	$7.5	—	—	—	—	—	$7.5	$7.5
Average interest rate (2)	8.5%	—	—	—	—	—	8.5%	8.5%
Long-term debt
Fixed rate	—	—	—	—	—	$250.0	$250.0	$241.9
Average interest rate (2)	—	—	—	—	—	6.4%	6.4%	6.4%
Variable rate	—	$140.2	$15.9	$134.9	$856.3	$284.5	$1,431.8	$1,431.8
Average interest rate (2)	—	8.1%	7.1%	6.8%	6.8%	6.8%	6.9%	6.9%
Cap Agreement (3)	—	—	—	0.8	—	—	0.8	0.8
Average interest rate	—	—	—	—	—	—	—	—

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

3.	As of March 31, 2006, we have three interest rate cap agreements with a fair value of $0.8 million based on a quoted market value from the institution holding the agreement.
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
Foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2006, but may be in future periods in relation to activity associated with our Macao subsidiaries. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources”.

LAS VEGAS SANDS CORP.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2006 and have concluded that they are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LAS VEGAS SANDS CORP.
Part II
OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “Part I – Item 1 – Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
During the first quarter of 2005, we used $327.3 million of the approximately $738.7 million in net proceeds from our initial public offering to redeem approximately $291.1 million in principal amount of the 11% mortgage notes issued by Las Vegas Sands, Inc. and Venetian Casino Resort, LLC and to pay $36.2 million in related premiums and accrued interest and expenses. During the second quarter of 2005, we used $70.0 million of the net proceeds to redeem the VML senior secured notes. None of the amounts paid to redeem the 11% mortgage notes or the VML senior secured notes were paid to Related Parties. In addition, during 2005, we used approximately $149.4 million (net of interest income) of the net proceeds for other general corporate purposes. During the first quarter of 2006, we used approximately $128.0 million of the net proceeds for other general corporate purposes, including an amount for a gaming license, which is recoverable if the license is not awarded.

LAS VEGAS SANDS CORP.
ITEM 6 — EXHIBITS
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

LAS VEGAS SANDS CORP.

May 10, 2006	By:	/s/ Sheldon G. Adelson Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

May 10, 2006	By:	/s/ Scott Henry

Scott Henry
Senior Vice President and
Chief Financial Officer

LAS VEGAS SANDS CORP.
EXHIBIT INDEX

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