Form 10-Q
period 2006-06-30
LAS VEGAS SANDS CORP
filed 2006-08-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File Number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 1, 2006.
LAS VEGAS SANDS CORP.

Class	Outstanding at August 1, 2006

Common Stock ($0.001 par value)	354,365,124 shares

LAS VEGAS SANDS CORP.

Item 1 — Condensed Consolidated Financial Statements
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005

	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$281,999	$456,846
Restricted cash	340,203	71,717
Accounts receivable, net	86,939	84,778
Inventories	10,820	9,967
Deferred income taxes	12,123	7,946
Prepaid income taxes	16,800	—
Prepaid expenses and other	28,464	13,452

Total current assets	777,348	644,706
Property and equipment, net	3,347,330	2,600,468
Deferred financing costs, net	67,509	30,973
Restricted cash	1,336,781	571,143
Deferred income taxes	—	11,332
Other assets, net	211,873	21,117

Total assets	$5,740,841	$3,879,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,683	$34,803
Construction payables	231,702	163,932
Accrued interest payable	7,317	7,918
Other accrued liabilities	254,518	246,390
Current maturities of long-term debt	6,138	7,325

Total current liabilities	545,358	460,368
Other long-term liabilities	12,977	9,804
Deferred income taxes	3,777	—
Deferred gain on sale of The Grand Canal Shops mall	66,396	68,129
Deferred rent from The Grand Canal Shops mall transaction	105,387	105,999
Long-term debt	3,156,799	1,625,901

Total liabilities	3,890,694	2,270,201

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,365,124 and 354,179,580 shares issued and outstanding	354	354
Capital in excess of par value	974,921	964,660
Deferred compensation	—	(150)
Accumulated other comprehensive income	812	1,726
Retained earnings	874,060	642,948

	1,850,147	1,609,538

Total liabilities and stockholders’ equity	$5,740,841	$3,879,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(In thousands, except share and per share data)
	(Unaudited)
Revenues:
Casino	$378,462	$274,808	$753,844	$540,594
Rooms	89,654	83,983	180,792	170,060
Food and beverage	44,023	34,698	95,839	78,187
Convention, retail and other	29,276	24,354	64,281	52,808

	541,415	417,843	1,094,756	841,649
Less-promotional allowances	(24,408)	(19,022)	(47,385)	(39,034)

Net revenues	517,007	398,821	1,047,371	802,615

Operating expenses:
Casino	217,244	146,546	422,586	278,499
Rooms	21,996	20,227	43,748	41,342
Food and beverage	22,813	17,879	46,871	38,844
Convention, retail and other	15,728	13,723	32,122	28,099
Provision for doubtful accounts	3,321	782	8,310	4,168
General and administrative	57,337	48,214	112,152	93,987
Corporate expense	12,251	6,620	25,205	17,502
Rental expense	3,803	3,682	7,510	7,387
Pre-opening expense	4,354	504	6,573	504
Development expense	7,861	5,562	17,029	10,737
Depreciation and amortization	24,428	21,097	49,433	41,062
(Gain) loss on disposal of assets	456	(158)	1,537	1,005

	391,592	284,678	773,076	563,136

Operating income	125,415	114,143	274,295	239,479
Other income (expense):
Interest income	15,018	7,133	25,232	14,527
Interest expense, net of amounts capitalized	(23,685)	(17,969)	(45,100)	(45,052)
Other income (expense)	(14)	(1,291)	150	(1,291)
Loss on early retirement of debt	—	(4,166)	—	(137,000)

Income before income taxes	116,734	97,850	254,577	70,663
Benefit (provision) for income taxes	(7,405)	(11,421)	(23,465)	22,878

Net income	$109,329	$86,429	$231,112	$93,541

Basic earnings per share	$0.31	$0.24	$0.65	$0.26

Diluted earnings per share	$0.31	$0.24	$0.65	$0.26

Weighted average shares outstanding:
Basic	354,255,635	354,160,692	354,227,600	354,160,692

Diluted	355,259,487	354,795,833	354,803,220	354,853,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2006	2005

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$231,112	$93,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,433	41,062
Amortization of deferred financing costs and original issue discount	4,634	5,010
Amortization of deferred gain and rent	(2,345)	(2,346)
Loss on early retirement of debt	—	137,000
Loss on disposal of assets	1,537	1,005
Stock-based compensation	5,724	—
Provision for doubtful accounts	8,310	4,168
Tax benefit from stock option exercises	(632)	7,424
Deferred income taxes	10,932	(30,302)
Changes in operating assets and liabilities:
Accounts receivable	(10,471)	(13,972)
Inventories	(853)	(759)
Prepaid income taxes	(16,168)	—
Prepaid expenses and other	(205,612)	(3,355)
Accounts payable	10,880	20,638
Accrued interest payable	(601)	(2,337)
Other accrued liabilities	11,301	26,750

Net cash provided by operating activities	97,181	283,527

Cash flows from investing activities:
Change in restricted cash	(1,034,881)	(5,181)
Capital expenditures	(730,475)	(373,565)

Net cash used in investing activities	(1,765,356)	(378,746)

Cash flows from financing activities:
Dividends paid to shareholders	—	(21,052)
Proceeds from exercise of stock options	3,180	—
Tax benefit from stock option exercises	632	—
Repayments on 11% mortgage notes	—	(843,640)
Proceeds from 6.375% senior notes, net of discount	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000
Proceeds from Macao credit facility	1,325,000	—
Proceeds from senior secured credit facility-revolver	254,129	—
Proceeds from phase II mall construction loan	30,000	10,500
Proceeds from other long-term debt	75	—
Repayments on Venetian Intermediate credit facility	(50,000)	—
Repayment on senior secured credit facility-revolver	(25,000)	—
Repayments on Interface mortgage note payable	(2,807)	(2,448)
Repayments on FF&E credit facility	(1,800)	(600)
Repayments on Venetian Macao senior secured notes — tranche A	—	(75,000)
Repayments on Venetian Macao senior secured notes — tranche B	—	(45,000)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)
Transaction costs, initial public offering	—	(487)
Payments of deferred financing costs	(41,056)	(11,169)

Net cash provided by (used in) financing activities	1,492,353	(549,485)

Effect of exchange rate on cash	975	—

Decrease in cash and cash equivalents	(174,847)	(644,704)
Cash and cash equivalents at beginning of period	456,846	1,294,898

Cash and cash equivalents at end of period	$281,999	$650,194

Supplemental disclosure of cash flow information:
Cash payments for interest	$69,725	$51,494

Cash payments for taxes	$28,000	$—

Non-cash investing and financing activities:
Property and equipment acquisitions included in construction payables	$231,702	$163,932

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

Las Vegas Properties
      The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (the “Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 1.1 million square feet; and an expo and convention center of approximately 1.2 million square feet (“The Sands Expo Center”). The Company has commenced construction work on the site of The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center and next to the Wynn Las Vegas Resort. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet, which the Company has contracted to sell to a third party.

Macao Projects
      The Company also owns and operates The Sands Macao, a Las Vegas-style casino in Macao, China, which opened on May 18, 2004. In addition to The Sands Macao, the Company is also constructing The Venetian Macao Resort Hotel Casino (“The Venetian Macao”), an approximately 3,000 all-suites hotel, casino, and convention center complex, with a Venetian-style theme similar to that of its Las Vegas property. Under its gaming subconcession in Macao, the Company was obligated to develop and open The Venetian Macao by June 2006 and a convention center by December 2006. In March 2006, the Company received an extension of the June and December 2006 construction deadlines for The Venetian Macao and the convention center to December 2007. The Company currently expects to open The Venetian Macao in mid-2007. If the Company fails to meet the December 2007 deadline and that deadline is not extended further, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession and its investment to date in construction of The Venetian Macao could be lost. See Note 7 — Segment Information, for the total assets in Macao.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company commenced construction of The Venetian Macao prior to obtaining a land concession from the Macao government, which holds title to the land. The Company has applied to the Macao government for a land concession for a portion of the west side of the Cotai Striptm, including the site of The Venetian Macao. The land concession will require the Company to pay certain premiums and rent. The Company is currently in negotiations with the Macao government over the cost of the land concession and believes it will be successful in obtaining the land concession. The Company expects to have the negotiations complete in the latter part of the third quarter or early part of the fourth quarter of 2006, at which point the Company will be required to pay the negotiated amount. The land premium will be amortized over an extended period of time. The initial term of the lease will be 25 years with unlimited 10-year renewals at the Company’s option. The Company expects to use the funds from the new Macao credit facility (see Note 4) to make the portion of the land concession payments that will be due upon receipt of the provisional land grant and will finance the remaining portion through financing permitted by the Macao government and certain payment guarantees to be issued by commercial banks. Under the credit facility, the Company is required to secure the concession in order to fully draw against the facility. If the Company is unable to complete the negotiations within a specified period of time, it will not be able to draw any further funds from the Macao credit facility (see Note 4) in order to fund construction activities and it will have to seek additional financing. In the event the Company is unable to successfully conclude its negotiations with the Macao government with regard to the land underlying The Venetian Macao, the Company could lose all or a substantial part of its investment in the creation of the land and in constructing The Venetian Macao and would not be able to open and operate the facility as planned. See Note 7 — Segment Information, for the total assets in Macao.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 123R, “Share-Based Payment”, which supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to stock-based payment transactions to be recognized in financial statements based on estimated fair values. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This statement requires companies entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is being recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of stock-based compensation awards. The Company adopted this standard as of January 1, 2006 using the modified prospective application transition method. Under the modified prospective application transition method, the Company is expensing the cost of stock-based compensation awards issued after January 1, 2006 based on their fair values. Additionally, the Company is recognizing compensation cost for the portion of awards outstanding on January 1, 2006, based on their previously calculated fair values, for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. During the three and six months ended June 30, 2006, the Company recorded $2.9 million and $5.7 million respectively, of stock-based compensation expense. Previous periods have not been restated. See “Note 5 — Stock-Based Employee Compensation” for additional information.
      In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 will require entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.
NOTE 2 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
      Changes in stockholders’ equity for the six months ended June 30, 2006 were as follows (in thousands):

Balance at December 31, 2005	$1,609,538
Net income	231,112
Stock-based compensation	6,599
Proceeds from exercise of stock options	3,180
Tax benefit from exercise of stock options	632
Change in accumulated other comprehensive income	(914)

Balance at June 30, 2006	$1,850,147

      At June 30, 2006, the accumulated other comprehensive income balance consisted solely of foreign currency translation adjustments. For the three and six months ended June 30, 2006, comprehensive income amounted to $108.7 million and $230.2 million, respectively.
      The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,255,635	354,160,692	354,227,600	354,160,692
Potential dilution from stock options and restricted stock	1,003,852	635,141	575,620	693,278

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	355,259,487	354,795,833	354,803,220	354,853,970

      For the three and six months ended June 30, 2006, outstanding options to purchase 432,500 shares and 2,057,894 shares of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. For the three and six months ended June 30, 2005, outstanding options to purchase 22,820 shares of common stock were not included in the calculation of diluted earnings per share because their effect was antidilutive.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Land and land improvements	$201,896	$202,285
Building and improvements	1,544,771	1,454,462
Equipment, furniture, fixtures and leasehold improvements	370,615	351,219
Construction in progress	1,644,380	957,752

	3,761,662	2,965,718
Less: accumulated depreciation and amortization	(414,332)	(365,250)

	$3,347,330	$2,600,468

      During the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005, the Company capitalized interest expense of $20.9 million, $29.2 million, $5.0 million and $9.1 million, respectively.
NOTE 4 — LONG-TERM DEBT
      Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Indebtedness of the Company and its Subsidiaries other than the Macao Subsidiaries:
Senior Secured Credit Facility — Term B and Term B delayed	$1,170,000	$1,170,000
Senior Secured Credit Facility — Revolving Facility	260,129	31,000
6.375% Senior Notes	248,039	247,925
The Sands Expo Center Mortgage Loan	92,794	95,601
Phase II Mall Construction Loan	58,500	28,500
FF&E Credit Facility and other	8,475	10,200
Indebtedness of the Macao Subsidiaries:
Macao Credit Facility — Term B	1,200,000	—
Macao Credit Facility — Local Term	100,000	—
Macao Credit Facility — Revolving Facility	25,000	—
Venetian Intermediate Credit Facility	—	50,000

	3,162,937	1,633,226
Less: current maturities	(6,138)	(7,325)

Total long-term debt	$3,156,799	$1,625,901

      On May 25, 2006, two subsidiaries of the Company, VML US Finance LLC (the “Borrower”) and Venetian Macau Limited, as guarantor, entered into a credit agreement (the “Macao Credit Facility”). The Macao Credit Facility consists of a $1.20 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of June 30, 2006, $1.3 billion has been drawn under the Macao

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Term B Facility and Macao Local Term Facility and $25.0 million has been drawn under the Macao Revolving Facility. No amounts have been drawn under the Macao Term B Delayed Draw Facility as of June 30, 2006.
      The indebtedness under the Macao Credit Facility is guaranteed by Venetian Macau Limited, Venetian Cotai Limited and certain of the Company’s foreign subsidiaries (the “Macao Guarantors”). The obligations under the Macao Credit Facility and the guarantees of the Macao Guarantors are secured by a first-priority security interest in substantially all of the Borrower’s and the Macao Guarantors’ assets, other than (1) capital stock of the Borrower and the Macao Guarantors, (2) assets securing permitted furniture, fixtures and equipment financings, (3) Venetian Macau Limited’s gaming subconcession contract and (4) certain other assets.
      Borrowings under the Macao Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the Macao Local Term Facility, adjusted HIBOR) or at an alternative base rate, plus a spread of 2.75% or 1.75%, respectively. These spreads will be decreased by 0.25% from the beginning of the first interest period following the substantial completion of The Venetian Macao.
      The Macao Revolving Facility and the Macao Local Term Facility have a five year maturity. The Macao Term B Delayed Draw Facility and the Macao Term B Facility mature in six and seven years, respectively. The Macao Term B Delayed Draw Facility and the Macao Term B Facility are subject to nominal amortization for the first five and six years, respectively, with the remainder of the loans payable in four equal installments in the last year immediately preceding their respective maturity dates. Following the substantial completion of The Venetian Macao, the Macao Local Term Facility is subject to annual amortization in an amount of approximately $6.3 million per annum, with the remainder of the loan payable in four equal installments in the last year immediately preceding the maturity date.
      The Macao Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and other restricted payments, and acquiring and selling assets. The Macao Credit Facility also requires the Borrower and the Macao Guarantors to comply with financial covenants, including, but not limited to, minimum EBITDA for a period of time and, thereafter, ratios of EBITDA to interest expense and total indebtedness to EBITDA, as well as maximum capital expenditures. The Macao Credit Facility also contains events of default customary for such financings.
NOTE 5 — STOCK-BASED EMPLOYEE COMPENSATION
      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recording stock-based compensation.
      As of June 30, 2006, the Company has two stock-based compensation plans. The board of directors has agreed not to grant any additional stock options under one of these plans and there were no options outstanding under it during the six months ended June 30, 2006. The second plan is described below. The compensation cost that has been charged against income for the plans was $2.9 million for the three months

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended June 30, 2006, which is comprised of $2.6 million from stock options and $0.3 million from restricted stock. The compensation cost that has been charged against income for the plans was $5.7 million for the six months ended June 30, 2006, which is comprised of $5.1 million from stock options and $0.6 million from restricted stock. The total income tax benefit recognized in the condensed consolidated statement of operations for stock-based compensation arrangements was $0.7 million and $1.4 million for the three and six months ended June 30, 2006, respectively. Compensation cost associated with individuals responsible for construction activities was capitalized as part of property and equipment in the amount of $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively. Basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.01 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

Las Vegas Sands Corp. 2004 Equity Award Plan
      The purpose of the Company’s 2004 Equity Award Plan (the “2004 Plan”) is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors, officers and consultants and to provide the Company with a stock plan providing incentives directly related to increases in the value of its common stock.
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
      Eligibility. Any of the Company’s subsidiaries’, directors, officers or consultants are eligible for awards under the 2004 Plan. The compensation committee has the sole and complete authority to determine who will be granted an award under the 2004 Plan (except in the case of awards to non-employee directors, which are made by the board of directors).
      Number of Shares Authorized. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. No participant may be granted awards of options, restricted stock and stock appreciation rights with respect to more than 3,000,000 shares of common stock in any one year. If any award is forfeited, or if any option terminates, expires, or lapses without being exercised, shares of the Company’s common stock subject to such award will again be available for future grant. If there is any change in the Company’s corporate capitalization, the compensation committee, in its sole discretion, may make substitutions or adjustments to the number of shares reserved for issuance under the 2004 Plan, the number of shares covered by awards then outstanding under the 2004 Plan, the limitations on awards under the 2004 Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.
      The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term.
      Awards Available for Grant. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of June 30, 2006, there were 21,746,797 shares available for grant under the 2004 Plan.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The stock options generally vest based on four years of continuous service and have 10-year contractual terms. Restricted stock awards generally vest over three years. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatilities from a selection of companies from the Company’s peer group due to the Company’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six months ended June 30, 2006 and 2005.
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Weighted average volatility	30.44%	35.29%	31.42%	35.29%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free rate	5.16%	3.86%	4.53%	3.86%
Expected dividends	—	—	—	—
      The weighted average grant date fair value of 432,200 options and 2,616,794 options granted during the three and six months ended June 30, 2006 was $26.90 and $18.93 per share, respectively, and the weighted average grant date fair value of 22,820 options granted during the three and six month periods ended June 30, 2005 was $19.49 per share. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1.7 million and $3.2 million, respectively. No options were exercised during the three and six month periods ended June 30, 2005.
      In accordance with APB No. 25, the Company did not recognize compensation expense for employee share-based awards for the three and six months ended June 30, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, for disclosure purposes only. Had the Company accounted for the plan under the fair value method allowed by SFAS No. 123, the Company’s net income, and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$86,429	$93,541
Less: Stock-based employee compensation expense determined under the Black Scholes option-pricing model, net of tax	(818)	(1,624)

Pro forma net income	$85,611	$91,917

Basic earnings per share, as reported	$0.24	$0.26

Basic earnings per share, pro-forma	$0.24	$0.26

Diluted earnings per share, as reported	$0.24	$0.26

Diluted earnings per share, pro-forma	$0.24	$0.26

      A summary of the status of the Company’s stock option plan is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2006	2,097,960	$29.83
Granted	2,616,794	47.47
Exercised	(107,715)	30.32
Forfeited	(214,268)	32.83

Outstanding at June 30, 2006	4,392,771	$40.20	9.18	$165,431,756

Exercisable at June 30, 2006	205,382	$29.18	8.46	$9,997,996

      A summary of the status of the Company’s nonvested restricted shares for the six months ended June 30, 2006:

		Weighted Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2006	8,088	$37.09
Granted	77,829	44.00
Vested	(8,088)	37.09
Forfeited	—	—

Nonvested at June 30, 2006	77,829	$44.00

      As of June 30, 2006, there was $48.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.9 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.6 years and 2.4 years, respectively.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three and six months ended June 30, 2006, cash received from stock option exercises was $1.3 million and $3.2 million, respectively, and the tax benefit realized for the tax deductions from those exercises totaled $0 and $0.6 million, respectively. There were no stock option exercises for the three and six months ended June 30, 2005.
NOTE 6 — COMMITMENTS AND CONTINGENCIES

Singapore Development
      In May 2006, the Company was selected by the Singapore government to build and operate an integrated resort called the Marina Bay Sands in Singapore, which will be a large integrated resort, including a casino. As a result of being selected to build the project, the Company is required to pay the Singapore government $1.20 billion Singapore dollars (approximately US$751.1 million at exchange rates in effect on June 30, 2006) in premium payments for use of the land on which the resort will be built plus an additional $298.2 million Singapore dollars (approximately US$186.7 million at exchange rates in effect on June 30, 2006) for various taxes and other fees. As of June 30, 2006, the Company had paid $300.0 million Singapore dollars (approximately US$187.8 million at exchange rates in effect on June 30, 2006) related to the land premium payments. The remaining amount due of approximately $1.20 billion Singapore dollars (approximately US$750.0 million at exchange rates in effect on June 30, 2006) is due on August 24, 2006. The Company is currently in the process of obtaining bridge financing in the amount of $1.4 billion to cover the above payments as well as the initial development costs for the project.
      At the time these remaining amounts are paid, the Company will enter into the development agreement, which will require the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for this integrated resort and in accordance with that agreement. Based on the proposal submitted by the Company to the Singapore government, the Company will develop and construct the Marina Bay Sands Resort for approximately $3.6 billion, inclusive of the land premium, taxes and other fees discussed above. Upon completion of the bridge financing, the Company will immediately focus its efforts on lining up long-term financing in an amount necessary to fund the construction of Marina Bay Sands.

The Palazzo Construction Litigation
      Lido Casino Resort, LLC (“Lido”), a wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. This matter is in the preliminary stages. Lido intends to defend itself against the claims pending in the State Court Case and to prosecute the District Court Case vigorously.

Litigation Relating to Macao Casino
      On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp., Las Vegas Sands Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is in a preliminary stage and based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of recovery by the plaintiffs is remote. We intend to defend this matter vigorously.
      On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. In April 2006, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. Other than the complaint which has been filed, and our answer, there is currently no pending activity in the matter. This action is in a preliminary stage and based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of recovery by the plaintiffs is remote. We intend to defend this matter vigorously.

Interface Nevada Litigation
      On October 17, 2003, Bear Stearns Funding, Inc. filed a lawsuit against our subsidiary, Interface Group-Nevada, Inc., the Company’s subsidiary that owns The Sands Expo Center. The plaintiff is seeking damages against Interface Group-Nevada for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon additional fee in connection with Interface Group-Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Group-Nevada has asserted six counter-claims against the plaintiff. The counterclaims against Bear Stearns allege that Bear Stearns’ sale of a subordinated component of the loan to a competitor constituted a breach of the loan agreement and a related agreement, that its transmission of information in connection with that sale constituted a misappropriation of Interface Group-Nevada’s trade secrets, and that it misrepresented to Interface Group-Nevada certain facts regarding the purchaser of the subordinated component. The counterclaims also allege that the Bear Stearns’ demand that Interface Group-Nevada purchase insurance not required by the loan agreement was motivated by Bear Stearns’ exclusion from participating in another financing, and that this action constituted a prima facie tort under New York law, and together with the other actions alleged in the counterclaims, constituted a breach of Bear Stearns’ duty of good faith and fair dealing. The counterclaims sought damages in an amount to be determined at trial but not less than $1.5 million, plus punitive damages of not less than $3.0 million on the fraud and prima facie tort causes

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of action. Plaintiff filed a motion for summary judgment on the complaint seeking (i) judgment on the complaint in the approximate amount of $1.5 million plus interest, costs and attorneys fees and (ii) dismissal of the counterclaims other than the two breach of contract counterclaims (the “Motion”). By Opinion and Order dated March 21, 2005, the Motion was denied in part and granted in part. The Court denied Bear Stearns’ motion for summary judgment on the complaint, granted Bear Stearns’ motion to dismiss the counterclaims alleging misappropriation of trade secrets, prima facie tort, and fraud, and granted the request to dismiss one of the two bases of the counterclaim alleging a breach of the covenant of good faith and fair dealing. This matter is now in the discovery phase. Pretrial discovery is largely complete and both Interface Group-Nevada and Bear Stearns have filed motions for summary judgment. The briefing on the motions is not yet complete. Interface Group-Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters.

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
NOTE 7 — SEGMENT INFORMATION
      The Company reviews the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo and The Palazzo (currently under construction), and (2) Macao, which includes The Sands Macao, The Venetian Macao (currently under construction) and other development projects. Effective April 1, 2006, the Company changed its segments based upon changes in the information used by the chief operating decision maker to include The Sands Expo Center within the Las Vegas segment. The information for the three and six months ended June 30, 2005 has been reclassified to conform to the current presentation. The Company’s segment information is as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net Revenues
Las Vegas	$206,575	$193,748	$455,302	$422,486
Macao	310,432	205,073	592,069	380,129

Total net revenues	$517,007	$398,821	$1,047,371	$802,615

Adjusted EBITDAR
Las Vegas	$62,234	$70,439	$162,374	$168,860
Macao	116,334	81,011	219,208	148,816

	178,568	151,450	381,582	317,676

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Other Operating Costs and Expenses
Corporate expense	(12,251)	(6,620)	(25,205)	(17,502)
Rental expense	(3,803)	(3,682)	(7,510)	(7,387)
Depreciation and amortization	(24,428)	(21,097)	(49,433)	(41,062)
(Gain) loss on disposal of assets	(456)	158	(1,537)	(1,005)
Pre-opening expense	(4,354)	(504)	(6,573)	(504)
Development expense	(7,861)	(5,562)	(17,029)	(10,737)

Operating income	125,415	114,143	274,295	239,479
Other Non-Operating Costs and Expenses
Interest income	15,018	7,133	25,232	14,527
Interest expense, net of amounts capitalized	(23,685)	(17,969)	(45,100)	(45,052)
Other income (expense)	(14)	(1,291)	150	(1,291)
Loss on early retirement of debt	—	(4,166)	—	(137,000)
Benefit (provision) for income taxes	(7,405)	(11,421)	(23,465)	22,878

Net income	$109,329	$86,429	$231,112	$93,541

	Six Months Ended
	June 30,

	2006	2005

Capital Expenditures
Las Vegas:
The Venetian	$58,720	$53,066
The Palazzo	203,703	172,188
Macao:
The Sands Macao	41,192	29,835
The Venetian Macao	406,839	118,476
Other Development Projects	20,021	—

Total capital expenditures	$730,475	$373,565

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005

Total Assets
Las Vegas Sands Corp.	$139,159	$307,679
Las Vegas:
The Venetian	2,118,504	2,080,931
The Palazzo	813,446	605,320
Macao:
The Sands Macao	473,899	425,597
The Venetian Macao	1,945,745	459,333
Other Development Projects	250,088	879

Total consolidated assets	$5,740,841	$3,879,739

NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
      In accordance with Rule 3-10 of Regulation S-X of the Securities and Exchange Commission, condensed consolidating financial information of the Company, the Guarantor Subsidiaries (as defined below) and the non-guarantor subsidiaries on a combined basis as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005, is as follows (in thousands).
      LVSC is the obligor under the 6.375% Senior Notes issued by LVSC on February 10, 2005. LVSLLC, Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort, LLC (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis.

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$19,236	$77,678	$185,085	$—	$281,999
Restricted cash	50,842	56,575	232,786	—	340,203
Intercompany receivable	214,128	10,353	—	(224,481)	—
Accounts receivable, net	146	81,934	4,859	—	86,939
Inventories	—	8,968	1,852	—	10,820
Deferred income taxes	68	12,172	—	(117)	12,123
Prepaid income taxes	16,800	—	—	—	16,800
Prepaid expenses and other	6,622	8,258	13,584	—	28,464

Total current assets	307,842	255,938	438,166	(224,598)	777,348
Property and equipment, net	44,087	1,937,840	1,365,403	—	3,347,330
Investment in subsidiaries	1,692,543	687,562	—	(2,380,105)	—
Deferred financing costs, net	1,249	23,888	42,372	—	67,509
Restricted cash	—	527,697	809,084	—	1,336,781
Deferred income taxes	—	667	2,751	(3,418)	—
Intercompany notes receivable	72,899	50,851	—	(123,750)	—
Other assets, net	79	13,550	198,244	—	211,873

Total assets	$2,118,699	$3,497,993	$2,856,020	$(2,731,871)	$5,740,841

Accounts payable	$139	$23,936	$21,608	$—	$45,683
Construction payables	—	56,575	175,127	—	231,702
Intercompany payables	—	—	224,481	(224,481)	—
Accrued interest payable	5,977	430	910	—	7,317
Other accrued liabilities	4,873	108,782	140,863	—	254,518
Deferred income taxes	—	—	117	(117)	—
Current maturities of long-term debt	—	1,800	4,338	—	6,138

Total current liabilities	10,989	191,523	567,444	(224,598)	545,358
Other long-term liabilities	2,329	177,198	5,233	—	184,760
Deferred income taxes	7,195	—	—	(3,418)	3,777
Intercompany notes payable	—	—	123,750	(123,750)	—
Long-term debt	248,039	1,436,729	1,472,031	—	3,156,799

Total liabilities	268,552	1,805,450	2,168,458	(351,766)	3,890,694

Stockholders’ equity	1,850,147	1,692,543	687,562	(2,380,105)	1,850,147

Total liabilities and stockholders’ equity	$2,118,699	$3,497,993	$2,856,020	$(2,731,871)	$5,740,841

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$202,196	$87,173	$167,477	$—	$456,846
Restricted cash	50,052	3	21,662	—	71,717
Intercompany receivable	2,207	3,373	4,195	(9,775)	—
Accounts receivable, net	245	81,204	3,329	—	84,778
Intercompany notes receivable	121,784	—	—	(121,784)	—
Inventories	—	8,584	1,383	—	9,967
Deferred income taxes	11,748	(2,871)	(931)	—	7,946
Prepaid expenses and other	436	6,141	6,875	—	13,452

Total current assets	388,668	183,607	203,990	(131,559)	644,706
Property and equipment, net	38,471	1,744,352	817,645	—	2,600,468
Investment in subsidiaries	1,441,500	480,619	—	(1,922,119)	—
Deferred financing costs, net	1,322	26,442	3,209	—	30,973
Restricted cash	—	571,143	—	—	571,143
Deferred income taxes	3,130	5,852	2,350	—	11,332
Other assets, net	79	12,485	8,553	—	21,117

Total assets	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

Accounts payable	$50	$20,614	$14,139	$—	$34,803
Construction payables	—	54,234	109,698	—	163,932
Intercompany payables	—	—	9,775	(9,775)	—
Accrued interest payable	5,977	1,157	784	—	7,918
Other accrued liabilities	8,053	116,029	122,308	—	246,390
Intercompany notes payable	—	—	121,784	(121,784)	—
Current maturities of long-term debt	—	2,400	4,925	—	7,325

Total current liabilities	14,080	194,434	383,413	(131,559)	460,368
Other long-term liabilities	1,627	179,766	2,539	—	183,932
Long-term debt	247,925	1,208,800	169,176	—	1,625,901

Total liabilities	263,632	1,583,000	555,128	(131,559)	2,270,201

Stockholders’ equity	1,609,538	1,441,500	480,619	(1,922,119)	1,609,538

Total liabilities and stockholders’ equity	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$71,322	$307,140	$—	$378,462
Rooms	—	88,014	1,640	—	89,654
Food and beverage	—	33,261	11,864	(1,102)	44,023
Convention, retail and other	7,489	13,390	16,805	(8,408)	29,276

Total revenues	7,489	205,987	337,449	(9,510)	541,415
Less-promotional allowances	(166)	(16,152)	(8,090)	—	(24,408)

Net revenues	7,323	189,835	329,359	(9,510)	517,007

Operating expenses:
Casino	—	43,485	173,877	(118)	217,244
Rooms	—	21,939	57	—	21,996
Food and beverage	—	17,249	6,264	(700)	22,813
Convention, retail and other	—	8,863	8,028	(1,163)	15,728
Provision for doubtful accounts	—	3,542	(221)	—	3,321
General and administrative	—	43,084	21,782	(7,529)	57,337
Corporate expense	12,215	15	21	—	12,251
Rental expense	—	3,545	258	—	3,803
Pre-opening expense	—	171	4,183	—	4,354
Development expense	777	38	7,046	—	7,861
Depreciation and amortization	531	15,006	8,891	—	24,428
Loss on disposal of assets	—	—	456	—	456

	13,523	156,937	230,642	(9,510)	391,592

Operating income (loss)	(6,200)	32,898	98,717	—	125,415
Other income (expense):
Interest income	2,978	8,704	6,068	(2,732)	15,018
Interest expense, net of amounts capitalized	(8,031)	(16,637)	(1,749)	2,732	(23,685)
Other income (expense)	(7)	(15)	8	—	(14)
Income from equity investment in subsidiaries	119,725	103,675	—	(223,400)	—

Income before income taxes	108,465	128,625	103,044	(223,400)	116,734
Benefit (provision) for income taxes	864	(8,900)	631	—	(7,405)

Net income	$109,329	$119,725	$103,675	$(223,400)	$109,329

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$73,719	$201,089	$—	$274,808
Rooms	—	82,981	1,002	—	83,983
Food and beverage	—	28,574	6,853	(729)	34,698
Convention, retail and other	3,554	5,997	15,618	(815)	24,354

Total revenues	3,554	191,271	224,562	(1,544)	417,843
Less-promotional allowances	(287)	(13,448)	(5,287)	—	(19,022)

Net revenues	3,267	177,823	219,275	(1,544)	398,821

Operating expenses:
Casino	—	38,711	107,835	—	146,546
Rooms	—	20,116	111	—	20,227
Food and beverage	—	14,649	3,285	(55)	17,879
Convention, retail and other	—	7,112	7,500	(889)	13,723
Provision for doubtful accounts	—	659	123	—	782
General and administrative	—	33,417	15,397	(600)	48,214
Corporate expense	6,619	—	1	—	6,620
Rental expense	—	3,308	374	—	3,682
Pre-opening expense	—	504	—	—	504
Development expense	147	2,283	3,132	—	5,562
Depreciation and amortization	—	13,850	7,247	—	21,097
(Gain) loss on disposal of assets	—	(165)	7	—	(158)

	6,766	134,444	145,012	(1,544)	284,678

Operating income (loss)	(3,499)	43,379	74,263	—	114,143
Other income (expense):
Interest income	2,766	4,110	2,281	(2,024)	7,133
Interest expense, net of amounts capitalized	(4,073)	(10,507)	(5,413)	2,024	(17,969)
Other expense	—	(1,220)	(71)	—	(1,291)
Loss on early retirement of debt	—	—	(4,166)	—	(4,166)
Income from equity investment in subsidiaries	89,999	66,859	—	(156,858)	—

Income before income taxes	85,193	102,621	66,894	(156,858)	97,850
Benefit (provision) for income taxes	1,236	(12,622)	(35)	—	(11,421)

Net income	$86,429	$89,999	$66,859	$(156,858)	$86,429

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$168,458	$585,386	$—	$753,844
Rooms	—	177,583	3,209	—	180,792
Food and beverage	—	75,207	22,952	(2,320)	95,839
Convention, retail and other	14,086	25,737	39,866	(15,408)	64,281

Total revenues	14,086	446,985	651,413	(17,728)	1,094,756
Less-promotional allowances	(356)	(31,430)	(15,599)	—	(47,385)

Net revenues	13,730	415,555	635,814	(17,728)	1,047,371

Operating expenses:
Casino	—	89,538	333,166	(118)	422,586
Rooms	—	43,654	94	—	43,748
Food and beverage	—	35,425	12,211	(765)	46,871
Convention, retail and other	—	16,619	18,222	(2,719)	32,122
Provision for doubtful accounts	—	8,281	29	—	8,310
General and administrative	—	85,065	41,213	(14,126)	112,152
Corporate expense	25,040	15	150	—	25,205
Rental expense	—	6,861	649	—	7,510
Pre-opening expense	—	427	6,146	—	6,573
Development expense	1,117	38	15,874	—	17,029
Depreciation and amortization	1,047	30,948	17,438	—	49,433
Loss on disposal of assets	—	12	1,525	—	1,537

	27,204	316,883	446,717	(17,728)	773,076

Operating income (loss)	(13,474)	98,672	189,097	—	274,295
Other income (expense):
Interest income	6,674	15,788	7,053	(4,283)	25,232
Interest expense, net of amounts capitalized	(8,476)	(33,332)	(7,575)	4,283	(45,100)
Other income (expense)	(7)	141	16	—	150
Income from equity investment in subsidiaries	240,577	188,249	—	(428,826)	—

Income before income taxes	225,294	269,518	188,591	(428,826)	254,577
Benefit (provision) for income taxes	5,818	(28,941)	(342)	—	(23,465)

Net income	$231,112	$240,577	$188,249	$(428,826)	$231,112

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$168,467	$372,127	$—	$540,594
Rooms	—	168,410	1,650	—	170,060
Food and beverage	—	64,775	15,090	(1,678)	78,187
Convention, retail and other	6,641	11,371	36,689	(1,893)	52,808

Total revenues	6,641	413,023	425,556	(3,571)	841,649
Less-promotional allowances	(511)	(27,247)	(11,276)	—	(39,034)

Net revenues	6,130	385,776	414,280	(3,571)	802,615

Operating expenses:
Casino	—	79,620	198,879	—	278,499
Rooms	—	41,185	157	—	41,342
Food and beverage	—	31,805	7,135	(96)	38,844
Convention, retail and other	—	13,729	16,645	(2,275)	28,099
Provision for doubtful accounts	—	4,045	123	—	4,168
General and administrative	—	64,682	30,505	(1,200)	93,987
Corporate expense	17,411	—	91	—	17,502
Rental expense	—	6,607	780	—	7,387
Pre-opening expense	—	504	—	—	504
Development expense	147	4,090	6,500	—	10,737
Depreciation and amortization	—	26,790	14,272	—	41,062
Loss on disposal of assets	—	998	7	—	1,005

	17,558	274,055	275,094	(3,571)	563,136

Operating income (loss)	(11,428)	111,721	139,186	—	239,479
Other income (expense):
Interest income	5,589	8,473	4,050	(3,585)	14,527
Interest expense, net of amounts capitalized	(6,285)	(30,722)	(11,630)	3,585	(45,052)
Other expense	—	(1,220)	(71)	—	(1,291)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Income from equity investment in subsidiaries	94,259	125,831	—	(220,090)	—

Income before income taxes	82,135	81,249	127,369	(220,090)	70,663
Benefit (provision) for income taxes	11,406	13,010	(1,538)	—	22,878

Net income	$93,541	$94,259	$125,831	$(220,090)	$93,541

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(36,402)	$79,446	$57,654	$(3,517)	$97,181

Cash flows from investing activities:
Change in restricted cash	(790)	(13,126)	(1,020,965)	—	(1,034,881)
Capital expenditures	(6,663)	(226,057)	(497,755)	—	(730,475)
Notes receivable to non-guarantor subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from non- guarantor subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable to Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Intercompany receivables to subsidiaries	(200,930)	(3,517)	—	204,447	—
Capital contributions to subsidiaries	(11,987)	(15,557)	—	27,544	—

Net cash used in investing activities	(170,370)	(328,257)	(1,518,720)	251,991	(1,765,356)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,180	—	—	—	3,180
Tax benefit from stock option exercises	632	—	—	—	632
Capital contributions received	—	11,987	15,557	(27,544)	—
Borrowings from Las Vegas Sands Corp.	—	—	115,000	(115,000)	—
Borrowings from Guarantor Subsidiaries	20,000	—	75,000	(95,000)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(25,000)	25,000	—
Proceeds from Macao credit facility	—	—	1,325,000	—	1,325,000
Proceeds from senior secured credit facility-revolver	—	254,129	—	—	254,129
Proceeds from phase II mall construction loan	—	—	30,000	—	30,000
Proceeds from other long-term debt	—	—	75	—	75
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayment on senior secured credit facility-revolver	—	(25,000)	—	—	(25,000)
Repayments on FF&E credit facility	—	(1,800)	—	—	(1,800)
Repayments on Interface mortgage note payable	—	—	(2,807)	—	(2,807)
Payments of deferred financing costs	—	—	(41,056)	—	(41,056)
Increase in Intercompany payable	—	—	200,930	(200,930)	—

Net cash provided by financing activities	23,812	239,316	1,477,699	(248,474)	1,492,353

Effect of foreign exchange rate on cash	—	—	975	—	975

Increase (decrease) in cash and cash equivalents	(182,960)	(9,495)	17,608	—	(174,847)
Cash and cash equivalents at beginning of period	202,196	87,173	167,477	—	456,846

Cash and cash equivalents at end of period	$19,236	$77,678	$185,085	$—	$281,999

LAS VEGAS SANDS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(75,666)	$93,891	$265,302	$—	$283,527

Cash flows from investing activities:
Change in restricted cash	—	(4,838)	(343)	—	(5,181)
Capital expenditures	—	(202,193)	(171,372)	—	(373,565)
Capital contributions to subsidiaries	(558,570)	(9,837)	—	568,407	—
Intercompany payment for airplane transfer	(40,000)	40,000	—	—	—

Net cash used in investing activities	(598,570)	(176,868)	(171,715)	568,407	(378,746)

Cash flows from financing activities:
Transaction cost, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Capital contributions received	—	558,570	9,837	(568,407)	—
Dividend to Las Vegas Sands, Inc.	—	—	—	—	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Repayments on senior subordinated notes	—	—	—	—	—
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from phase II mall construction loan	—	—	10,500	—	10,500
Repayments on Venetian Macau senior secured notes — tranche A	—	—	(75,000)	—	(75,000)
Repayments on Venetian Macau senior secured notes — tranche B	—	—	(45,000)	—	(45,000)
Repayments on FF&E credit facility	—	(600)	—	—	(600)
Repayments on Interface mortgage note payable	—	—	(2,448)	—	(2,448)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of deferred financing costs	(1,401)	(9,755)	(13)	—	(11,169)
Net change in intercompany accounts	(3,356)	4,189	(833)	—	—

Net cash provided by (used in) financing activities	242,478	(120,599)	(102,957)	(568,407)	(549,485)

Decrease in cash and cash equivalents	(431,758)	(203,576)	(9,370)	—	(644,704)
Cash and cash equivalents at beginning of period	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of period	$313,169	$184,762	$152,263	$—	$650,194

LAS VEGAS SANDS CORP.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements, and the notes thereto and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “— Special Note Regarding Forward — Looking Statements.”
General
      We own and operate The Venetian Resort Hotel Casino (“The Venetian”) and The Sands Expo and Convention Center (“The Sands Expo Center”) in Las Vegas, Nevada and The Sands Macao Casino (“The Sands Macao”) in Macao, China. We are also developing two other casino resorts: The Palazzo Resort Hotel Casino (“The Palazzo”), which will be next to and connected with The Venetian and The Sands Expo Center, and The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) in Macao, China.
      We currently offer hotel, gaming, dining, entertainment, retail, spa and other amenities at The Venetian, convention and trade show space at The Sands Expo Center and gaming, dining and VIP suites at The Sands Macao. Approximately 37.5% of our gross revenue at The Venetian for the first six months of 2006 was derived from gaming and 39.5% was derived from hotel rooms. The percentage of gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. Approximately 96.3% of The Sands Macao’s gross revenue for the first six months of 2006 was derived from gaming activities, with the remainder primarily derived from food and beverage services.

Las Vegas Projects
      The Palazzo is currently under construction and is expected to open during the summer of 2007. The Palazzo, a second resort similar in size to The Venetian, is situated on a 14-acre site next to The Venetian and The Sands Expo Center and next to the Wynn Las Vegas Resort. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet, which the Company has contracted to sell to a third party. The cost of The Palazzo could reach as high as $1.8 billion (exclusive of land), of which the mall (the “Phase II mall”) is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect that tenants will make significant additional capital expenditures to build out stores and restaurants to be located in The Palazzo. In connection with the sale of The Grand Canal Shops mall, we entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops mall, to sell them the Phase II mall upon completion of construction. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

Macao Projects
      We are building The Venetian Macao, an approximately 3,000 all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We currently expect to open The Venetian Macao in mid-2007. If we fail to meet the December 2007 deadline and that deadline is not extended further, we could lose our right to continue to operate The Sands Macao or any other facilities developed under our Macao gaming subconcession, and our investment to date in The Venetian Macao could be lost.

      In addition, we are constructing The Venetian Macao on land for which we have not yet been granted a concession. The land concession will require us to pay certain premiums and rent. We are currently in negotiations with the Macao government over the cost of the land concession and believe we will be successful in obtaining the land concession. We expect to have the negotiations complete in the latter part of the third quarter or early part of the fourth quarter of 2006, at which point we will be required to pay the negotiated amount. The land premium will be amortized over an extended period of time. The initial term of the lease will be 25 years with unlimited 10-year renewals at the Company’s option. We expect to use the funds from the new Macao credit facility to make the portion of the land concession payments that will be due upon receipt of the provisional land grant and will finance the remaining portion through financing permitted by the Macao government and certain payment guarantees to be issued by commercial banks. Under the credit facility, the Company is required to secure the land concession in order to fully draw against the facility. If we are unable to complete the negotiations within a specified period of time, we will not be able to draw any further funds from the Macao credit facility in order to fund construction activities and we will have to seek additional financing. In the event we are unable to successfully conclude our negotiations with the Macao government with regard to the land underlying The Venetian Macao, we could lose all or a substantial part of our investment in the creation of the land and in constructing The Venetian Macao and would not be able to open and operate that facility as planned.
      In addition, we broke ground in October 2005 on an expansion of The Sands Macao that will enhance the size and scope of the property and increase gaming capacity by more than 30.0%. Construction of The Venetian Macao and the expansion of The Sands Macao are progressing according to plan.
      In connection with the development of The Venetian Macao, we are sponsoring a master plan for the development of multiple properties on the Cotai Striptm. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions and amenities, as well as common public areas. The Company is in the early stages of developing these properties, including land preparation and certain foundation work. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession.
      We intend to develop the other Cotai Strip properties as follows:

•	One of them is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with 400 luxury hotel rooms, up to 800 Four Seasons-serviced vacation suites, distinctive dining experiences, a full service spa and other amenities, a 45,000 square foot casino and a 190,000 square foot mall with upscale retail offerings. We will own the hotel and vacation suites. We have entered into an exclusive non-binding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and vacation suites. The completion of The Venetian Macao and the Four Seasons is not dependent upon the Macao government’s overall approval of our Cotai Strip master development plan.

•	One of them is intended to include a two hotel complex with 1,500 luxury and mid-sized hotel rooms as part of its initial phase, luxury vacation suites, a casino and a retail shopping mall. We will own the entire development, and we have entered into a management agreement with Shangri-La Hotels and Resorts to manage the hotels and vacation suites under its Shangri-La and Traders brands.

•	One of them is intended to include a two-hotel complex with 1,500 luxury and mid-sized hotel rooms as part of its initial phase, luxury vacation suites, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/ Traders hotel podium. We will own the entire development, and we are negotiating with Starwood Hotel and Resorts to manage the hotels and vacation suites under its brands.

•	We expect to develop and own two other Cotai Strip developments, each of which is intended to include a two-hotel complex with 1,500 luxury and mid-sized hotel rooms in their initial phases, luxury vacation suites, a casino and a retail shopping mall. We will own the entire development. We have entered into a non-binding agreements with Hilton Hotels and Fairmont Raffles to manage the hotel complexes under their respective brands.

•	We have signed a non-binding memorandum of agreement with an independent developer for another Cotai Strip Development. We are currently negotiating definitive agreements pursuant to which we plan to partner with this developer to build a multi-hotel complex under several hotel brands.

      We do not yet have all the necessary Macao government approvals that we will need in order to develop these other Cotai Strip developments.
      We expect to make land premium payments relating to The Venetian Macao and other Macao properties under development in amounts that will be determined based on negotiations with the Macao government. We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.3 billion (exclusive of the land concession payment) and the cost for The Sands Macao expansion will be approximately $99.0 million for the expansion to increase gaming capacity and approximately $85.0 million for the hotel tower expansion. During May 2006, our subsidiary Venetian Macau Limited and its subsidiaries (“VML”) obtained a $2.5 billion credit facility to fund The Sands Macao expansion and partially fund the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons Hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. We have not yet finalized our estimate of the cost of our other Cotai Strip developments; however, we will need to arrange additional debt financing to finance those costs as well.
Singapore Project
      In May 2006, we were selected by the Singapore government to build and operate an integrated resort called the Marina Bay Sands in Singapore, which will be a large integrated resort, including a casino. As a result of being selected to build the project, we are required to pay the Singapore government $1.20 billion Singapore dollars (approximately US$751.1 million at exchange rates in effect on June 30, 2006) in premium payments for use of the land on which the resort will be built plus an additional $298.2 million Singapore dollars (approximately US$186.7 million at exchange rates in effect on June 30, 2006) for various taxes and other fees. As of June 30, 2006, we had paid $300.0 million Singapore dollars (approximately US$187.8 million at exchange rates in effect on June 30, 2006) related to the land premium payments. The remaining amount due of approximately $1.20 billion Singapore dollars (approximately US$750.0 million at exchange rates in effect on June 30, 2006) is due on August 24, 2006. We are currently in the process of obtaining bridge financing in the amount of $1.4 billion to cover the above payments as well as the initial development costs for the project.
      At the time these remaining amounts are paid, we will enter into the development agreement, which will require us to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for this integrated resort and in accordance with that agreement. Based on the proposal we submitted to the Singapore government, we will develop and construct the Marina Bay Sands Resort for approximately $3.6 billion, inclusive of the land premium, taxes and other fees discussed above. Upon completion of the bridge financing, the Company will immediately focus its efforts on lining up long-term financing in an amount necessary to fund the construction of Marina Bay Sands.

Other Development Projects
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
      On December 3, 2004, following the enactment of legislation legalizing slot machine gaming in Pennsylvania, we entered into a contribution agreement with Bethworks Now, LLC, the owner of an approximately 124-acre site located in Bethlehem, Pennsylvania. We have submitted a proposal to obtain one of two “at large” gaming licenses currently available in Pennsylvania. There are several competing proposals for these licenses. If our proposal is accepted and a slot machine license under the new legislation is granted for the site, we intend to jointly own and develop the property for use as a casino complex including a hotel with meeting rooms and retail, restaurant, movie theater, office and other commercial spaces. The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.
      We are currently exploring the possibility of operating casino resorts in additional Asian jurisdictions, the United States and Europe.
Critical Accounting Policies and Estimates
      The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates those estimates, including those related to allowance for doubtful accounts and discounts, accruals for slot marketing points, self-insurance and litigation, asset impairment, stock-based compensation, and income taxes. We state these accounting policies in the notes to our consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Discounts
      We maintain an allowance, or reserve, for doubtful accounts and discounts at our operating casino resorts, The Venetian and The Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts and discounts, while specific write-offs decrease the allowance for doubtful accounts and discounts. We regularly evaluate the allowance for doubtful accounts and discounts. At The Venetian, where credit or marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At The Sands Macao, where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly since 2004 because The Sands Macao table games play is primarily cash play, while The Venetian credit table games play represents approximately 62.3% of total table games play at The Venetian. Our allowance for doubtful accounts and discounts was $56.0 million and $49.0 million, or 39.2% and 36.6% of gross accounts receivable, as of June 30, 2006 and December 31, 2005, respectively.

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

Property and Equipment
      At June 30, 2006, we had net property and equipment of $3.35 billion, representing 58.3% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which supersedes APB Opinion No. 25. This statement requires compensation costs related to stock-based transactions to be recognized in financial statements. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is being recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of stock-based compensation awards. We adopted this standard as of January 1, 2006 using the modified prospective application; accordingly, prior periods have not been restated. Under the modified prospective application we are expensing the cost of stock-based compensation awards issued after January 1, 2006. Additionally, we are recognizing compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. We have chosen to continue to use the Black-Scholes option-pricing model to calculate the fair value of our stock options. During the three and six months ended June 30, 2006, we recorded $2.9 million and $5.7 million of stock-based compensation expense, respectively. No amounts for stock-based compensation were recorded for the three and six months ended June 30, 2005. As of June 30, 2006, there was $48.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.9 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.6 years and 2.4 years, respectively.
      In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 will require entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

Summary Financial Results
      The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
	2006	2005	Change	2006	2005	Change

	(In thousands, except for percentages)			(In thousands, except for percentages)
Net revenues	$517,007	$398,821	29.6%	$1,047,371	$802,615	30.5%
Operating expenses	391,592	284,678	37.6%	773,076	563,136	37.3%
Operating income	125,415	114,143	9.9%	274,295	239,479	14.5%
Income before income taxes	116,734	97,850	19.3%	254,577	70,663	260.3%
Net income	109,329	86,429	26.5%	231,112	93,541	147.1%

	Three Months Ended		Six Months Ended
	June,		June,

	2006	2005	2006	2005

	Percent of Net		Percent of Net
	Revenues		Revenues
Operating expenses	75.7%	71.4%	73.8%	70.2%
Operating income	24.3%	28.6%	26.2%	29.8%
Income before income taxes	22.6%	24.5%	24.3%	8.8%
Net income	21.1%	21.7%	22.1%	11.7%
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

Casino revenue measurements for Las Vegas: Table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle, respectively, that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage (calculated before discounts) as measured as a percentage of table game drop of 20.0% to 22.0%, and slot machines produce a statistical average slot machine win percentage (calculated before slot club cash incentives) as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

Casino revenue measurements for Macao: We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: Rolling Chip play (all VIP play) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-

negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip play is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent because, since Rolling Chip volume is a measure of amounts wagered versus dropped, Rolling Chip volume is substantially higher than drop. Slot handle at The Sands Macao is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.

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

      Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and The Sands Macao is conducted on a cash basis. The Venetian’s table games revenue is approximately 62.3% from credit based guests wagering for the six months ended June 30, 2006 and The Sands Macao’s table game play is conducted primarily on a cash basis.
Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Operating Revenues
      Our net revenues consisted of the following:

	Three Months Ended June 30,

			Percent
	2006	2005	Change

	(In thousands, except for percentages)
Net Revenues
Casino	$378,462	$274,808	37.7%
Rooms	89,654	83,983	6.8%
Food and beverage	44,023	34,698	26.9%
Convention, retail and other	29,276	24,354	20.2%

	541,415	417,843	29.6%
Less — promotional allowances	(24,408)	(19,022)	-28.3%

Total net revenues	$517,007	$398,821	29.6%

      Consolidated net revenues were $517.0 million for the three months ended June 30, 2006, an increase of $118.2 million compared to $398.8 million for the three months ended June 30, 2005. The increase in net revenues was due primarily to an increase in casino revenue of $103.7 million. This increase is primarily attributable to the growth of our casino operations at The Sands Macao.
      Casino revenues were $378.5 million for the three months ended June 30, 2006, an increase of $103.7 million as compared to $274.8 million for the three months ended June 30, 2005. Of the increase, $106.1 million was attributable to the growth of our casino operations at The Sands Macao. For the three months ended June 30, 2006, table games drop (the Non-Rolling chip portion) at The Sands Macao increased $121.0 million to $1.04 billion and the related win percentage increased 2.1 percentage points to 18.6% as compared to the three months ended June 30, 2005. In addition, the Rolling Chip volume increased $2.27 billion to $4.26 billion and the related win percentage increased from 2.6% to 3.0% as compared to the three months ended June 30, 2005. For the three months ended June 30, 2006, The Venetian’s casino revenues decreased $2.4 million to $71.3 million. Table games drop increased $1.0 million to $254.2 million; however, the related win percentage dropped 1.0 percentage points to 17.6% as compared to the three months ended June 30, 2005. Slot handle at The Venetian increased from $496.0 million to $522.7 million; however, the related win percentage decreased from 6.8% to 6.2% as compared to the three months ended June 30, 2005. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
      Room revenues for the three months ended June 30, 2006 were $89.7 million, an increase of $5.7 million as compared to $84.0 million for the three months ended June 30, 2005. The increase was attributable to the increase in average daily room rate from $231 for the three months ended June 30, 2005 to $242 for the three months ended June 30, 2006, as well as an increase in occupancy rate from 98.7% for the three months ended June 30, 2005 to 99.5% for the three months ended June 30, 2006 at The Venetian. The Venetian generated revenue per available room of $241 for the three months ended June 30, 2006, as compared to $228 for the three months ended June 30, 2005. The impact on revenues of the increase in the average daily room rate was partially offset by an increased percentage of rooms being occupied by groups at a slightly lower rate, which was driven by our strategy to emphasize The Venetian as a destination for tradeshows and groups, including filling our new meeting room space with group business.
      Food and beverage revenues were $44.0 million for the three months ended June 30, 2006, an increase of $9.3 million as compared to $34.7 million for the three months ended June 30, 2005. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $7.4 million due to increased hotel occupancy and banquet business driven by our strategy discussed above.
      Convention, retail and other revenues were $29.3 million for the three months ended June 30, 2006, an increase of $4.9 million as compared to $24.4 million for the three months ended June 30, 2005. The increase is primarily attributable to $1.8 million of additional revenues from The Sands Expo Center resulting from our strategy discussed above and $1.7 million in revenues associated with the Blue Man Group performances, which began during the fourth quarter of 2005.

Operating Expenses
      The breakdown of operating expenses is as follows:

	Three Months Ended June 30,

			Percent
	2006	2005	Change

	(In thousands, except for percentages)
Operating Expenses
Casino	$217,244	$146,546	48.2%
Rooms	21,996	20,227	8.7%
Food and beverage	22,813	17,879	27.6%
Convention, retail and other	15,728	13,723	14.6%
Provision for doubtful accounts	3,321	782	324.7%
General and administrative	57,337	48,214	18.9%
Corporate expense	12,251	6,620	85.1%
Rental expense	3,803	3,682	3.3%
Pre-opening expense	4,354	504	763.9%
Development expense	7,861	5,562	41.3%
Depreciation and amortization	24,428	21,097	15.8%
(Gain) loss on disposal of assets	456	(158)	388.6%

Total operating expenses	$391,592	$284,678	37.6%

      Operating expenses were $391.6 million for the three months ended June 30, 2006, an increase of $106.9 million as compared to $284.7 million for the three months ended June 30, 2005. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating business in Macao and to a lesser extent in Las Vegas, as more fully described below.
      Casino department expenses were $217.2 million for the three months ended June 30, 2006, an increase of $70.7 million as compared to $146.5 million for the three months ended June 30, 2005. The increase was primarily attributable to the additional casino expenses, including higher payroll and benefits, commissions, casino advertising and gross win taxes, related to the growth of our operations at The Sands Macao. Of the $70.7 million increase in casino expenses, $47.9 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. For the three months ended June 30, 2006, casino expenses at The Venetian were higher than in the prior year due to higher payroll and related benefit costs, resulting from increased headcount associated with our targeted investments at the property, which include the poker room and the Blue Man and Phantom of the Opera productions, and a spike in high dollar medical claims during the quarter. Food and beverage expense increased $4.9 million, primarily related to the increased food and beverage revenue noted above.
      The provision for doubtful accounts was $3.3 million for the three months ended June 30, 2006, compared to $0.8 million for the three months ended June 30, 2005. The prior year amount includes a $1.8 million recovery that did not occur during the three months ended June 30, 2006. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
      General and administrative expenses were $57.3 million for the three months ended June 30, 2006, an increase of $9.1 million as compared to $48.2 million for the three months ended June 30, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao as discussed in the casino expense section above.
      Corporate expense for the three months ended June 30, 2006 was $12.3 million, an increase of $5.7 million as compared to $6.6 million for the three months ended June 30, 2005. The increase was primarily attributable to $4.6 million of corporate general and administrative costs as we increase our headcount in the corporate area to support our continued expansion activities, and $1.1 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R.
      Pre-opening and development expenses were $4.4 million and $7.9 million, respectively, for the three months ended June 30, 2006, compared to $0.5 million and $5.6 million, respectively, for the three months ended June 30, 2005. Pre-opening expenses for the three months ended June 30, 2006 were primarily related to The Venetian Macao project and the casino expansion at The Sands Macao. We expect that pre-opening expense will increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates. The increase in development expenses was primarily related to our increased activities in Singapore, Macao, Pennsylvania and Europe.
      Depreciation and amortization expense for the three months ended June 30, 2006 was $24.4 million, an increase of $3.3 million as compared to $21.1 million for the three months ended June 30, 2005. The increase was primarily the result of placing into service various assets at The Venetian since the second quarter of 2005, including the Blue Man Group Theater, new meeting rooms and the renovation of the pool deck.

Interest Expense
      The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended
	June 30,

	2006	2005

	(In thousands, except for
	percentages)
Interest cost	$44,585	$23,001
Less: Capitalized interest	(20,900)	(5,032)

Interest expense, net	$23,685	$17,969

Cash paid for interest	$37,820	$18,355
Average total debt balance	$2,301,277	$1,503,242
Weighted average interest rate	7.8%	4.8%
      Interest expense, net of amounts capitalized, was $23.7 million for the three months ended June 30, 2006, an increase of $5.7 million as compared to $18.0 million for the three months ended June 30, 2005. Interest expense increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to an increase in interest rates and an increase in our average long-term debt balances resulting primarily from the completion of the $2.50 billion Macao credit facility, in late May 2006, to support our expansion activities in Macao. We expect that the interest expense amount will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $20.9 million of interest during the three months ended June 30, 2006, compared to $5.0 million of capitalized interest during the three months ended June 30, 2005. We expect that the capitalized interest amount will continue to increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates.
Other Factors Effecting Earnings
      Interest income for the three months ended June 30, 2006 was $15.0 million, an increase of $7.9 million as compared to $7.1 million for the three months ended June 30, 2005. The increase was attributable to an increase in interest rates and the increase in invested cash and cash equivalent balances, primarily from our borrowings under the Macao Credit Facility.
      Our effective income tax rate for the three months ended June 30, 2006 was 6.3%. The effective tax rate for the 2006 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao on gaming operations, which is set to expire at the end of 2008. The effective income tax rate was 11.7% for the three months ended June 30, 2005. The income tax rate was lower in the current quarter compared to the prior year quarter, primarily as a result of an increase in the mix of Macao income compared to US income.

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Operating Revenues
      Our net revenues consisted of the following:

	Six Months Ended June 30,

			Percent
	2006	2005	Change

	(In thousands, except for percentages)
Net Revenues
Casino	$753,844	$540,594	39.4%
Rooms	180,792	170,060	6.3%
Food and beverage	95,839	78,187	22.6%
Convention, retail and other	64,281	52,808	21.7%

	1,094,756	841,649	30.1%
Less — promotional allowances	(47,385)	(39,034)	-21.4%

Total net revenues	$1,047,371	$802,615	30.5%

      Consolidated net revenues were $1.05 billion for the six months ended June 30, 2006, an increase of $244.8 million compared to $802.6 million for the six months ended June 30, 2005. The increase in net revenues was due primarily to an increase in casino revenue of $213.2 million. This increase is primarily attributable to the growth of our casino operations at The Sands Macao and the formal introduction of our Rolling Chip program in March 2005.
      Casino revenues were $753.8 million for the six months ended June 30, 2006, an increase of $213.2 million as compared to $540.6 million for the six months ended June 30, 2005. Of the increase, $213.3 million was attributable to the growth of our casino operations at The Sands Macao and the formal introduction of our Rolling Chip program in March 2005. For the six months ended June 30, 2006, table games drop (the Non-Rolling chip portion) at The Sands Macao increased $171.4 million to $2.10 billion and the related win percentage increased 3.1 percentage points to 18.6% as compared to the six months ended June 30, 2005. In addition, the Rolling Chip volume increased $5.11 billion to $7.96 billion and the related win percentage increased from 2.5% to 2.8% as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, The Venetian’s casino revenues decreased $0.1 million to $168.5 million. Table games drop increased $55.3 million to $617.7 million; however, the related win percentage dropped 1.2 percentage points to 20.3% as compared to the six months ended June 30, 2005. Slot handle at The Venetian increased from $1.00 billion to $1.05 billion; however, the related win percentage decreased from 6.5% to 6.3% as compared to the six months ended June 30, 2005. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
      Room revenues for the six months ended June 30, 2006 were $180.8 million, an increase of $10.7 million as compared to $170.1 million for the six months ended June 30, 2005. The increase was attributable to the increase in average daily room rate from $237 for the six months ended June 30, 2005 to $246 for the six months ended June 30, 2006, as well as an increase in occupancy rate from 98.3% for the six months ended June 30, 2005 to 99.7% for the six months ended June 30, 2006 at The Venetian. The Venetian generated revenue per available room of $245 for the six months ended June 30, 2006, as compared to $233 for the six months ended June 30, 2005. The increase in the average daily room rate was partially offset by an increased percentage of rooms being occupied by groups at a slightly lower rate, which was driven by our strategy to emphasize The Venetian as a destination for tradeshows and groups, including filling our new meeting room space with group business.
      Food and beverage revenues were $95.8 million for the six months ended June 30, 2006, an increase of $17.6 million as compared to $78.2 million for the six months ended June 30, 2005. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $15.5 million due to increased hotel occupancy and banquet business at the property driven by our strategy discussed above.
      Convention, retail and other revenues were $64.3 million for the six months ended June 30, 2006, an increase of $11.5 million as compared to $52.8 million for the six months ended June 30, 2005. The increase is primarily attributable to $5.1 million of additional revenues from The Sands Expo Center resulting from our strategy discussed above and $3.8 million in revenues associated with the Blue Man Group performances, which began during the fourth quarter of 2005.

Operating Expenses
      The breakdown of operating expenses is as follows:

	Six Months Ended June 30,

			Percent
	2006	2005	Change

	(In thousands, except for percentages)
Operating Expenses
Casino	$422,586	$278,499	51.7%
Rooms	43,748	41,342	5.8%
Food and beverage	46,871	38,844	20.7%
Convention, retail and other	32,122	28,099	14.3%
Provision for doubtful accounts	8,310	4,168	99.4%
General and administrative	112,152	93,987	19.3%
Corporate expense	25,205	17,502	44.0%
Rental expense	7,510	7,387	1.7%
Pre-opening expense	6,573	504	1,204.2%
Development expense	17,029	10,737	58.6%
Depreciation and amortization	49,433	41,062	20.4%
Loss on disposal of assets	1,537	1,005	52.9%

Total operating expenses	$773,076	$563,136	37.3%

      Operating expenses were $773.1 million for the six months ended June 30, 2006, an increase of $210.0 million as compared to $563.1 million for the six months ended June 30, 2005. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating businesses in Macao and to a lesser extent in Las Vegas, as more fully described below:
      Casino department expenses were $422.6 million for the six months ended June 30, 2006, an increase of $144.1 million as compared to $278.5 million for the six months ended June 30, 2005. The increase was primarily attributable to the additional casino expenses related to the growth of our operations at The Sands Macao and increased slot machine and table games volume at The Venetian. Of the $144.1 million increase in casino expenses, $99.7 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. For the six months ended June 30, 2006, casino expenses at The Venetian were higher than in the prior year due to higher payroll and related benefit costs, resulting from increased headcount associated with our targeted investments at the property, which include the poker room and the Blue Man and Phantom of the Opera productions, and a spike in high dollar medical claims during the six months ended June 30, 2006. Food and beverage expense increased $8.0 million, primarily related to the increased food and beverage revenue noted above.
      The provision for doubtful accounts was $8.3 million for the six months ended June 30, 2006, compared to $4.2 million for the six months ended June 30, 2005. The prior year amount includes a $1.8 million recovery that did not occur during the three months ended June 30, 2006. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
      General and administrative expenses were $112.2 million for the six months ended June 30, 2006, an increase of $18.2 million as compared to $94.0 million for the six months ended June 30, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao as discussed in the casino section above.
      Corporate expense for the six months ended June 30, 2006 was $25.2 million, an increase of $7.7 million as compared to $17.5 million for the six months ended June 30, 2005. The increase was primarily attributable to $9.3 million of corporate general and administrative costs as we increase our headcount in the corporate area to support our continued expansion activities, $1.3 million related to stock offering costs associated with a sale by certain trusts established for the benefit of our principal stockholder and his family in a secondary public offering of stock in March 2006 and $2.1 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R, partially offset by a $5.0 million charitable contribution that was made in the first quarter of 2005 that did not recur in 2006.
      Pre-opening and development expenses were $6.6 million and $17.0 million, respectively, for the six months ended June 30, 2006, compared to $0.5 million and $10.7 million, respectively, for the six months ended June 30, 2005. Pre-opening expenses for the six months ended June 30, 2006 were primarily related to The Venetian Macao project and the expansion of The Sands Macao. We expect that pre-opening expense will increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates. The increase in development expenses was primarily related to our increased activities in Singapore, Macao, Pennsylvania, and Europe.
      Depreciation and amortization expense for the six months ended June 30, 2006 was $49.4 million, an increase of $8.4 million as compared to $41.0 million for the six months ended June 30, 2005. The increase was primarily the result of placing into service various assets at The Venetian since the second quarter of 2005, including the Blue Man Group Theater, new meeting rooms and the renovation of the pool deck.

Interest Expense
      The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,

	2006	2005

	(In thousands, except
	for percentages)
Interest cost	$74,313	$54,189
Less: Capitalized interest	(29,213)	(9,137)

Interest expense, net	$45,100	$45,052

Cash paid for interest	$69,725	$51,494
Average total debt balance	$1,978,690	$1,563,938
Weighted average interest rate	7.5%	5.2%
      Interest expense, net of amounts capitalized, was $45.1 million for each of the six months ended June 30, 2006 and June 30, 2005. Interest expense increased during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to an increase in interest rates and an increase in our average long-term debt balances resulting primarily from the completion of the $2.50 billion Macao credit facility, in late May 2006, to support our expansion activities in Macao. We expect that the interest expense amount will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $29.2 million of interest during the first six months of 2006 compared to $9.1 million of capitalized interest in the first six months of 2005. We expect that the capitalized interest amount will continue to increase as The Venetian Macao and The Palazzo projects approach their 2007 opening dates.
Other Factors Effecting Earnings
      Interest income for the six months ended June 30, 2006 was $25.2 million, an increase of $10.7 million as compared to $14.5 million for the six months ended June 30, 2005. The increase was attributable to an increase in interest rates and the increase in invested cash and cash equivalent balances, primarily from our borrowings under the Macao Credit Facility.
      Our effective income tax rate for the six months ended June 30, 2006 was 9.2%. The effective income tax rate for the 2006 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao on gaming operations, which is set to expire at the end of 2008. The effective tax rate was -32.4% for the six months ended June 30, 2005 primarily due to the tax benefit associated with the loss on early retirement of debt in the 2005 period, as well as the application of the aforementioned Macao income tax holiday.
Liquidity and Capital Resources

Cash Flows — Summary
      Our cash flows consisted of the following:

	Six Months Ended June 30,

	2006	2005

	(In thousands)
Net cash provided by operations	$97,181	$283,527

Investing cash flows:
Capital expenditures	(730,475)	(373,565)
Change in restricted cash	(1,034,881)	(5,181)

Net cash used in investing activities	(1,765,356)	(378,746)

Financing cash flows:
Dividends to shareholders	—	(21,052)
Repayments of long-term debt	(79,607)	(966,688)
Proceeds of long term-debt	1,609,204	563,222
Other	(37,244)	(124,967)

Net cash provided by (used in) financing activities	1,492,353	(549,485)

Effect of exchange rate on cash	975	—

Net decrease in cash and cash equivalents	$(174,847)	$(644,704)

Cash Flows — Operating Activities
      The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. Net cash provided by operating activities for the six months ended June 30, 2006 was $97.2 million, a decrease of $186.3 million as compared with $283.5 million for the six months ended June 30, 2005. The main factor contributing to the decrease in cash flows provided by operating activities was a significant increase in prepaid expenses and other assets, primarily as a result of payments made to the Singapore government for deposits on the Marina Bay Sands development project in Singapore.

Cash Flows — Investing Activities
      Capital expenditures for the six months ended June 30, 2006 totaled $730.5 million, including $58.7 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; $468.1 million for construction and development activities in Macao (including The Sands Macao and The Venetian Macao on the Cotai Strip); and $203.7 million for The Palazzo.
      Restricted cash increased $1.03 billion for the six months ended June 30, 2006, primarily as a result of adding $984.2 million in net restricted cash and cash equivalents from the Macao Credit Facility to be used for Macao related construction.

Cash Flows — Financing Activities
      For the six months ended June 30, 2006, net cash flows provided from financing activities were $1.49 billion. The net increase was primarily attributable to the borrowing of $1.33 billion under the Macao credit facility, $229.1 million from the senior secured revolving facility and $30.0 million from the Phase II Mall Construction Loan, offset by the repayment of the $50.0 million credit facility of Venetian Venture Development Intermediate Limited.

Capital and Liquidity
      As of June 30, 2006 and December 31, 2005, we held unrestricted cash and cash equivalents of $282.0 million and $456.8 million, respectively. We expect to fund our operations, capital expenditures at The Venetian, The Sands Expo Center and The Sands Macao (other than The Sands Macao expansion construction) and debt service requirements from existing cash balances, operating cash flow and borrowings under our Las Vegas and Macao revolving credit facilities. We have a $450.0 million senior secured revolving credit facility in Las Vegas and a senior secured $500.0 million revolving credit facility in Macao for working capital needs, of which $189.9 million and $475.0 million, respectively, were available as of June 30, 2006.
      We have commenced construction of The Palazzo and plan to continue work on The Palazzo during 2006. We currently estimate that construction will be completed in the fall of 2007 and that our cost to develop and construct The Palazzo could reach as high as approximately $1.8 billion (exclusive of land), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect that tenants will make significant additional capital expenditures to build out stores and restaurants located in The Palazzo. As of June 30, 2006, we had paid $710.1 million in design, development and construction costs for The Palazzo. We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility and $200.0 million from the Term B Delayed Draw Facility from the Senior Secured Credit Facility, $191.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under the Revolving Facility under the Senior Secured Credit Facility and operating cash flow to fund the development and construction costs for The Palazzo (including the Phase II mall) and to pay related fees and expenses.
      On May 25, 2006, two subsidiaries of the Company, VML US Finance LLC (the “Borrower”) and Venetian Macau Limited, as guarantor, entered into a credit agreement (the “Macao Credit Facility”) for the funding of The Sands Macao expansion, and partial funding for the construction of The Venetian Macao and some other Cotai Strip developments. The Macao Credit Facility consists of a $1.20 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of June 30, 2006, $1.3 billion has been drawn under the Macao Term B Facility and the Macao Local Term Facility and $25.0 million has been drawn under the Macao Revolving Facility. No amounts have been drawn under the Macao Term B Delayed Draw Facility as of June 30, 2006. In addition, all of The Sands Macao’s cash flows are expected to be used to finance a portion of the construction of The Venetian Macao and certain other Macao developments.

      We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.3 billion (exclusive of land); however, we have not yet finalized our estimate of the costs of our other Cotai Strip developments. We will have to incur additional debt to finance The Venetian Macao, other Macao developments and our Cotai Strip developments if The Sands Macao’s cash flows, existing cash balances, and available borrowings are not sufficient. Under the Macao credit facility, the Company is required to secure the land concession in order to fully draw against the facility. If we are unable to complete The Venetian Macao land concession negotiations within a specified period of time, we will not be able to draw any further funds from the Macao credit facility in order to fund construction activities and we will have to seek additional financing.
      In May 2006, the Company was selected by the Singapore government to build and operate the Marina Bay Integrated Resort (IR) in Singapore, which will be a large integrated resort, including a casino. As a result of being selected to build the project, the Company is required to pay the Singapore government $1.20 billion Singapore dollars (approximately $751.1 million at exchange rates in effect on June 30, 2006) in premiums for use of the land where the resort will be built and $298.2 million Singapore dollars (approximately $186.7 million at exchange rates in effect on June 30, 2006) for various taxes and other fees. As of June 30, 2006, the Company had paid $300.0 million Singapore dollars (approximately $187.8 million at exchange rates in effect on June 30, 2006) related to the land premium payments. The remaining amount of $1.20 billion Singapore dollars (approximately $751.1 million at exchange rates in effect on June 30, 2006) is due on August 24, 2006. The Company is currently in the process of obtaining bridge financing to cover the above payments as well as the initial development costs for the project.
Off-Balance Sheet Arrangements
      We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than simple interest rate caps. During 1997, we entered into operating lease arrangements with the HVAC provider. Under the terms of these energy service agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payment obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements was $20.5 million as of June 30, 2006, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.
Restrictions on Distributions
      We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. The debt instruments of Las Vegas Sands, LLC contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands, LLC. In particular, the Senior Secured Credit Facility prohibits Las Vegas Sands, LLC from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands, LLC may make certain distributions to us to cover taxes and certain reasonable and customary operating costs. In addition, Las Vegas Sands, LLC may make distributions to us in order to enable us to pay dividends on our common stock so long as construction of The Palazzo is substantially complete and certain financial leverage tests are satisfied, which distributions may not exceed $25.0 million or $50.0 million during any twelve-month period depending on our financial leverage ratio at the time of such distributions.
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

      The debt instruments of our subsidiaries, including the new Macao credit facility for the construction of The Venetian Macao contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in our Senior Secured Credit Facility and our Macao credit facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations.
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
Special Note Regarding Forward-Looking Statements
      This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino resorts in Las Vegas and Macao;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon three properties in two markets for all of our cash flow;

•	new developments, construction and ventures, including The Palazzo, The Venetian Macao and other Cotai Strip developments, and the development in Singapore;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore, the United Kingdom and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao;

•	increased competition and other planned construction projects in Macao; and

•	any future litigation.
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

      The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending June 30:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value(1)

	(Dollars in millions)
LIABILITIES
Short-term debt
Variable rate	$6.1	—	—	—	—	—	$6.1	$7.5
Average interest rate(2)	9.0%	—	—	—	—	—	9.0%	8.5%
Long-term debt
Fixed rate	—	—	—	—	—	$250.0	$250.0	$233.8
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	6.4%
Variable rate	—	$158.2	$52.9	$308.9	$1,224.8	$1,164.0	$2,908.8	$2,908.8
Average interest rate(2)	—	8.4%	7.6%	7.3%	7.3%	8.3%	7.7%	7.7%
Cap Agreement (3)	—	—	—	$1.1	—	—	$1.1	$1.1
Average interest rate	—	—	—	—	—	—	—	—

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

3.	As of June 30, 2006, we have four interest rate cap agreements with a fair value of $1.1 million based on a quoted market value from the institution holding the agreement.
      Borrowings under the Senior Secured Credit Facility bear interest at our election at either LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million Phase II Mall Construction Loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum. Borrowings under the Interface Mortgage Loan bear interest at an interest rate equal to LIBOR plus 3.75%. Borrowings under the Macao Credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.75% per annum or at an alternative base rate plus 1.75% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of the Venetian Macao.
      Foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2006, but may be in future periods in relation to activity associated with our Macao subsidiaries. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
      See also “Liquidity and Capital Resources”.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934

Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2006 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.
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
Part II
OTHER INFORMATION
Item 1 — Legal Proceedings
      The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “Part I — Item 1 — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
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
      During the first quarter of 2005, we used $327.3 million of the approximately $738.7 million in net proceeds from our initial public offering to redeem approximately $291.1 million in principal amount of the 11% mortgage notes issued by Las Vegas Sands, Inc. and Venetian Casino Resort, LLC and to pay $36.2 million in related premiums and accrued interest and expenses. During the second quarter of 2005, we used $70.0 million of the net proceeds to redeem the VML senior secured notes. None of the amounts paid to redeem the 11% mortgage notes or the VML senior secured notes were paid to Related Parties. In addition, during 2005, we used approximately $149.4 million (net of interest income) of the net proceeds for other general corporate purposes. During the first quarter of 2006, we used approximately $128.0 million of the net proceeds for other general corporate purposes, including an amount for a gaming license, which is recoverable if the license is not awarded. During the second quarter of 2006, we used approximately $64.0 million of the net proceeds for other general corporate purposes, including an amount for a deposit on our development project in Singapore, which will be reimbursed when financing is obtained for the project. As of June 30, 2006, all of the net proceeds from the initial public offering had been used.
Item 4 — Submission of Matters to a Vote of Security Holders
      The Company’s annual meeting of stockholders was held on June 7, 2006. At the annual meeting, votes were taken for: (1) the election of directors and (2) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
      The Company’s stockholders elected William P. Weidner and Michael A. Leven to serve on the Board of Directors as Class II directors for three-year terms, which will expire in 2009. The service of Charles D. Forman and Irwin A. Siegel as Class I directors and Sheldon G. Adelson, Irwin A. Chafetz and James L. Purcell as Class III directors continued after the meeting. Stockholders also ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
      The following tables provide details regarding the number of votes cast by the Company’s stockholders with respect to each of the matters indicated above.
      Election of directors:

Nominees for Director	Votes For	Votes Withheld

William P. Weidner	322,274,733	22,449,967
Michael A. Leven	338,857,296	5,867,404
      Ratification of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Abstentions	Broker Non-Votes

344,655,041	47,743	21,915	0
Item 6 — Exhibits
      List of Exhibits

Exhibit No.	Description of Document

10.1	Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc.

10.2	Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia.

10.3	Employment Agreement, dated as of June 1, 2006, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert Rozek.

10.4	Amendment No. 1, dated as of June 20, 2006 and effective as of June 8, 2006, to Employment Agreement, dated as of November 18, 2004, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Scott D. Henry.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson

Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer
August 9, 2006

By:	/s/ Robert P. Rozek

Robert P. Rozek
Senior Vice President and Chief Financial Officer
August 9, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc.

10.2	Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia.

10.3	Employment Agreement, dated as of June 1, 2006, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert Rozek.

10.4	Amendment No. 1, dated as of June 20, 2006 and effective as of June 8, 2006, to Employment Agreement, dated as of November 18, 2004, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Scott D. Henry.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.