Form 10-Q
period 2006-09-30
LAS VEGAS SANDS CORP
filed 2006-11-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2006.

LAS VEGAS SANDS CORP.

Class	Outstanding at November 1, 2006

Common Stock ($0.001 par value)	354,381,030 shares

LAS VEGAS SANDS CORP.

Part I FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	48

Part II OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 6.	Exhibits	51
Signatures		52
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1 — Financial Statements

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$493,709	$456,846
Restricted cash	348,320	71,717
Accounts receivable, net	102,129	84,778
Inventories	11,663	9,967
Deferred income taxes	10,961	7,946
Prepaid income taxes	3,871	—
Prepaid expenses and other	27,656	13,452

Total current assets	998,309	644,706
Property and equipment, net	3,921,591	2,600,468
Deferred financing costs, net	72,103	30,973
Restricted cash	946,753	571,143
Deferred income taxes	—	11,332
Leasehold interest in land, net	815,891	—
Other assets, net	23,826	21,117

Total assets	$6,778,473	$3,879,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,080	$34,803
Construction payables	277,975	163,932
Accrued interest payable	5,202	7,918
Other accrued liabilities	288,091	246,390
Current maturities of long-term debt	6,413	7,325

Total current liabilities	621,761	460,368
Other long-term liabilities	10,465	9,804
Deferred income taxes	434	—
Deferred gain on sale of The Grand Canal Shops mall	65,531	68,129
Deferred rent from The Grand Canal Shops mall transaction	105,080	105,999
Long-term debt	4,023,979	1,625,901

Total liabilities	4,827,250	2,270,201

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,381,030 and 354,179,580 shares issued and outstanding	354	354
Capital in excess of par value	980,756	964,660
Deferred compensation	—	(150)
Accumulated other comprehensive income (loss)	(1,198)	1,726
Retained earnings	971,311	642,948

Total stockholders’ equity	1,951,223	1,609,538

Total liabilities and stockholders’ equity	$6,778,473	$3,879,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
	(Unaudited)

Revenues:
Casino	$424,986	$334,400	$1,178,830	$874,994
Rooms	81,651	73,173	262,443	243,233
Food and beverage	42,394	28,796	138,233	106,983
Convention, retail and other	29,908	22,406	94,189	75,214

	578,939	458,775	1,673,695	1,300,424
Less-promotional allowances	(25,711)	(21,153)	(73,096)	(60,187)

Net revenues	553,228	437,622	1,600,599	1,240,237

Operating expenses:
Casino	232,962	177,900	655,548	456,399
Rooms	21,638	19,876	65,386	61,218
Food and beverage	20,538	16,707	67,409	55,551
Convention, retail and other	16,159	13,780	48,281	41,879
Provision for doubtful accounts	3,693	2,863	12,003	7,031
General and administrative	58,045	49,390	170,197	143,377
Corporate expense	15,654	9,893	40,859	27,395
Rental expense	3,383	3,699	10,893	11,086
Pre-opening expense	14,584	860	21,157	1,364
Development expense	5,968	5,926	22,997	16,663
Depreciation and amortization	26,743	27,722	76,176	68,784
Loss on disposal of assets	383	522	1,920	1,527

	419,750	329,138	1,192,826	892,274

Operating income	133,478	108,484	407,773	347,963
Other income (expense):
Interest income	21,029	8,637	46,261	23,164
Interest expense, net of amounts capitalized	(45,343)	(30,597)	(90,443)	(75,649)
Other income (expense)	(680)	145	(530)	(1,146)
Loss on early retirement of debt	—	—	—	(137,000)

Income before income taxes	108,484	86,669	363,061	157,332
Benefit (provision) for income taxes	(11,233)	(6,573)	(34,698)	16,305

Net income	$97,251	$80,096	$328,363	$173,637

Basic earnings per share	$0.27	$0.23	$0.93	$0.49

Diluted earnings per share	$0.27	$0.23	$0.92	$0.49

Weighted average shares outstanding:
Basic	354,296,742	354,160,692	354,250,901	354,160,692

Diluted	355,220,167	354,445,509	355,006,634	354,543,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$328,363	$173,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76,176	68,784
Amortization of deferred financing costs and original issue discount	8,489	7,101
Amortization of deferred gain and rent	(3,517)	(3,519)
Loss on early retirement of debt	—	137,000
Loss on disposal of assets	1,920	1,527
Stock-based compensation	10,183	75
Provision for doubtful accounts	12,003	7,031
Tax benefit from stock option exercises	(888)	8,111
Deferred income taxes	8,751	(24,716)
Changes in operating assets and liabilities:
Accounts receivable	(29,354)	(4,080)
Inventories	(1,696)	(977)
Prepaid income taxes	(2,983)	—
Prepaid expenses and other	(16,392)	(3,370)
Leasehold interest in land	(810,813)	—
Accounts payable	9,277	(4,726)
Accrued interest payable	(2,716)	3,446
Other accrued liabilities	42,362	62,873

Net cash provided by (used in) operating activities	(370,835)	428,197

Cash flows from investing activities:
Change in restricted cash	(652,073)	(208,461)
Capital expenditures	(1,286,892)	(582,155)

Net cash used in investing activities	(1,938,965)	(790,616)

Cash flows from financing activities:
Dividends paid to shareholders	—	(21,052)
Proceeds from exercise of stock options	3,863	—
Tax benefit from stock option exercises	888	—
Repayments on 11% mortgage notes	—	(843,640)
Proceeds from 6.375% senior notes, net of discount	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000
Proceeds from senior secured credit facility-term B delayed	—	200,000
Proceeds from Macao credit facility	1,350,000	—
Proceeds from Singapore credit facility	866,203	—
Proceeds from senior secured credit facility-revolver	254,129	—
Proceeds from phase II mall construction loan	51,000	19,500
Repayments on Venetian Intermediate credit facility	(50,000)	—
Repayments on Macao credit facility	(50,000)	—
Repayment on senior secured credit facility-revolver	(25,000)	—
Repayments on The Sands Expo Center mortgage loan	(3,650)	(3,232)
Repayments on FF&E credit facility and other long-term debt	(2,333)	(1,800)
Repayments on Venetian Macao senior secured notes — tranche A	—	(75,000)
Repayments on Venetian Macao senior secured notes — tranche B	—	(45,000)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)
Transaction costs, initial public offering	—	(487)
Payments of deferred financing costs	(49,389)	(11,276)

Net cash provided by (used in) financing activities	2,345,711	(342,576)

Effect of exchange rate on cash	952	—

Increase (decrease) in cash and cash equivalents	36,863	(704,995)
Cash and cash equivalents at beginning of period	456,846	1,294,898

Cash and cash equivalents at end of period	$493,709	$589,903

Supplemental disclosure of cash flow information:
Cash payments for interest	$141,614	$80,635

Cash payments for taxes	$28,000	$—

Non-cash investing and financing activities:
Property and equipment acquisitions included in construction payables	$277,975	$157,179

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

Operations

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

The Company also owns and operates The Sands Macao Casino (“The Sands Macao”), a Las Vegas-style casino in Macao, China, which opened on May 18, 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities and other high-end amenities. In addition, the Company continues to progress according to plan on the expansion of the hotel tower, which is expected to be completed during the summer of 2007.

United States Development Projects

The Company is currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet (the “Phase II mall”), which the Company has contracted to sell to a third party. The Palazzo is expected to open in the fall of 2007. In connection with the sale of The Grand Canal Shops mall, the Company entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops mall, to sell GGP the Phase II mall upon completion of construction. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

On December 3, 2004, following the enactment of legislation legalizing slot machine gaming in Pennsylvania, the Company entered into a contribution agreement with Bethworks Now, LLC, the owner of an approximately 124-acre site located in Bethlehem, Pennsylvania. The Company submitted a proposal to obtain one of two “at large” gaming licenses currently available in Pennsylvania. There are several competing proposals for these

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licenses. If the Company’s proposal is accepted and a slot machine license under the new legislation is granted for the site, the Company intends to jointly own and develop the property for use as a casino complex including a hotel with meeting rooms and retail, restaurant, and other commercial spaces. The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.

Macao Development Projects

The Company is building The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) in Macao, China, an approximately 3,000 all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under its gaming subconcession in Macao, the Company is obligated to develop and open The Venetian Macao and a convention center by December 2007. The Company currently expects to open The Venetian Macao in mid-2007. If the Company fails to meet the December 2007 deadline and that deadline is not extended, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession, and its investment to date in The Venetian Macao could be lost.

In addition, the Company is constructing The Venetian Macao on land for which the Company has not yet been granted a concession. The land concession will require the Company to pay certain premiums and rent. The Company is currently in negotiations with the Macao government over the cost of the land concession for a portion of the west side of the Cotai StripTM (parcels 1, 2, and 3), including the site of The Venetian Macao, and believes they will be successful in obtaining the land concession. The Company expects to complete the negotiations and obtain the land concession during the fourth quarter of 2006, at which time the Company’s obligation to make the land concession payments will begin. The land premium will be amortized over an extended period of time. The initial term of the lease will be 25 years with renewals allowed in accordance with the applicable legislation terms. The Company expects to use borrowings under the Macao credit facility (described in Note 4 — Long Term Debt) to make the portion of the land concession payments that will be due upon receipt of the land concession and will finance the remaining portion with borrowings under the Macao credit facility and with excess cash flow from The Sands Macao. Under the Macao credit facility, the Company is required to obtain the land concession in order to fully draw against the facility. If the Company is unable to complete the negotiations within a specified period of time, the Company will not be able to draw any further funds from the Macao credit facility in order to fund construction activities and will have to seek additional financing. In the event the Company is unable to successfully conclude negotiations with the Macao government with regard to the land concession, the Company could lose all or a substantial part of its investment in the development of the land and in constructing The Venetian Macao and would not be able to open and operate the facility as planned.

In addition to the development of The Venetian Macao, the Company is developing multiple other properties on the Cotai Strip. The Company submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (parcels 1, 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions and amenities, as well as common public areas. The Company has commenced construction on all seven parcels of the Cotai Strip. The Company plans to own and operate all of the casinos in these developments under its Macao gaming subconcession.

The Company intends to develop its other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury vacation suites, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and an approximately 190,000 square foot mall with upscale retail offerings. The Company will own the entire development and has entered into an exclusive non-binding letter of intent and is currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury vacation suites.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Parcel 5 is intended to include a two hotel complex with approximately 3,000 luxury and mid-sized hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall. The Company will own the entire development and has entered into a management agreement with Shangri-La Hotels and Resorts to manage hotels and serviced luxury vacation suites under its Shangri-La and Traders brands.

•	Parcel 6 is intended to include a two-hotel complex with approximately 3,000 luxury and mid-sized hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. The Company will own the entire development and is negotiating with Starwood Hotel & Resorts Worldwide to manage hotels and serviced luxury vacation suites under its Sheraton and St. Regis brands.

•	Parcels 7 and 8 are intended to each include a two-hotel complex with approximately 3,000 luxury and mid-sized hotel rooms, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. The Company will own the entire development and has entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8.

•	For parcel 3, the Company has signed a non-binding memorandum of agreement with an independent developer for another Cotai Strip development. The Company is currently negotiating the definitive agreement pursuant to which it will partner with this developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, the Company has signed a letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. In total, the multi-hotel complex is intended to include approximately 3,000 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

The Company does not have all the necessary Macao government approvals that are needed in order to develop the Cotai Strip developments.

The Company has entered into a non-binding agreement with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip. The Company is actively preparing design concepts for the destination resort. This development is subject to a number of conditions, including receiving further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary Marina Bay Sands Pte. Ltd. (“MBS”) entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (“STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort, including a casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, entertainment venues and public areas. Under the Development Agreement, the Company was required to pay $1.20 billion Singapore dollars (“SGD”) (approximately US$756.5 million at exchange rates in effect on September 30, 2006) in premium payments for the lease of the land on which the resort will be built plus an additional SGD$105.6 million (approximately US$66.6 million at exchange rates in effect on September 30, 2006) for various taxes and other fees. Of this combined amount, US$817.0 has been capitalized on the balance sheet as a leasehold interest in land with $1.1 million amortized as of September 30, 2006. The Company will amortize this asset over 60 years, which is the length of the lease agreement. The remaining $6.1 million has been capitalized on the balance sheet as construction in progress. In addition to the fees above, the Company was required to provide a deposit of SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) as a security deposit for the construction of the integrated resort, which is currently being

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfied by bank guarantees. Also in August 2006, MBS entered into a two-year SGD$2.21 billion (approximately US$1.39 billion at exchange rates in effect on September 30, 2006) bridge facility to finance the above payments and to provide for near-term development expenditures.

Other Development Projects

The Company is currently exploring the possibility of operating casino resorts in additional Asian jurisdictions, the United States and Europe.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. This statement requires compensation costs related to stock-based payment transactions to be recognized in financial statements based on estimated fair values. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is being recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of stock-based compensation awards. The Company adopted this standard as of January 1, 2006 using the modified prospective application transition method. Under the modified prospective application transition method, the Company is expensing the cost of stock-based compensation awards issued after January 1, 2006 based on their fair values. Additionally, the Company is recognizing compensation cost for the portion of awards outstanding on January 1, 2006, based on their previously calculated fair values, for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $4.5 million and $10.2 million, respectively. No such expense was recorded in 2005. See “Note 5 — Stock-Based Employee Compensation” for additional information.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance for the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 will require entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements and the Company does not expect the application of this standard to change its current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Changes in stockholders’ equity for the nine months ended September 30, 2006 were as follows (in thousands):

Balance at December 31, 2005	$1,609,538
Net income	328,363
Stock-based compensation	11,495
Proceeds from exercise of stock options	3,863
Tax benefit from exercise of stock options	888
Change in accumulated other comprehensive income	(2,924)

Balance at September 30, 2006	$1,951,223

At September 30, 2006, the accumulated other comprehensive income balance consisted solely of foreign currency translation adjustments. For the three and nine months ended September 30, 2006, comprehensive income amounted to $95.2 million and $325.4 million, respectively.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,296,742	354,160,692	354,250,901	354,160,692
Potential dilution from stock options and restricted stock	923,425	284,817	755,733	382,345

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	355,220,167	354,445,509	355,006,634	354,543,037

Antidilutive shares excluded from calculation of diluted earnings per share	441,449	147,820	520,949	22,820

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Land and land improvements	$202,017	$202,285
Building and improvements	1,603,050	1,454,462
Equipment, furniture, fixtures and leasehold improvements	436,767	351,219
Construction in progress	2,119,502	957,752

	4,361,336	2,965,718
Less: accumulated depreciation and amortization	(439,745)	(365,250)

	$3,921,591	$2,600,468

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, the Company capitalized interest expense of $28.4 million, $57.7 million, $6.4 million and $15.5 million, respectively.

NOTE 4 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Senior Secured Credit Facility — Term B and Term B Delayed Draw	$1,170,000	$1,170,000
Senior Secured Credit Facility — Revolving Facility	260,129	31,000
6.375% Senior Notes	248,096	247,925
The Sands Expo Center Mortgage Loan	91,951	95,601
Phase II Mall Construction Loan	79,500	28,500
FF&E Credit Facility and other	7,867	10,200
Macao Credit Facility — Term B	1,200,000	—
Macao Credit Facility — Local Term	100,000	—
Venetian Intermediate Credit Facility	—	50,000
Singapore Credit Facility — Term Loan	375,716	—
Singapore Credit Facility — Floating Rate Notes	497,133	—

	4,030,392	1,633,226
Less: current maturities	(6,413)	(7,325)

Total long-term debt	$4,023,979	$1,625,901

Singapore Credit Facility

On August 18, 2006, MBS entered into agreements (together, the “Singapore Credit Facility”) providing for a SGD$1.10 billion (approximately US$696.0 million at exchange rates in effect on September 30, 2006) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD$1.10 billion (approximately US$696.0 million at exchange rates in effect on September 30, 2006) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD$788.6 million (approximately US$497.1 million at exchange rates in effect on September 30, 2006) facility and a SGD$315.4 million (approximately US$198.9 million at exchange rates in effect on September 30, 2006) delayed draw facility. The Singapore Term Loan consists of a funded SGD$596.0 million (approximately US$375.7 million at exchange rates in effect on September 30, 2006) facility, a SGD$315.4 million (approximately US$198.9 million at exchange rates in effect on September 30, 2006) delayed draw facility, and a SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) facility to provide bank guarantees for a security deposit required to be delivered to the STB under the Development Agreement. As of September 30, 2006, SGD$788.6 million (approximately US$497.1 million at exchange rates in effect on September 30, 2006) has been drawn on the Singapore Floating Rate Notes, SGD$596.0 million (approximately US$375.7 million at exchange rates in effect on September 30, 2006) has been drawn on the Singapore Term Loan, and SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) under the Singapore Term Loan has been committed to provide a guarantee for a security deposit required to be delivered to the STB under the Development Agreement.

The indebtedness under the Singapore Floating Rate Notes is guaranteed by LVSC on an unsecured basis and the indebtedness under the Singapore Term Loan is secured by a first-priority security interest in substantially all of MBS’ assets, other than capital stock and certain other assets.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under both the Singapore Floating Rate Notes and the Singapore Term Loan bear interest at the Singapore SWAP Offer Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding and a spread of 1.60% per annum during the second twelve months that amounts are outstanding (4.93% at September 30, 2006). MBS will also pay a standby fee of 0.375% per annum on the undrawn amounts under the Singapore Credit Facility. The Singapore Credit Facility has a two year maturity and the aggregate amount outstanding matures in full on August 22, 2008. MBS is permitted, at its option, to redeem or prepay all or a portion of the outstanding Singapore Credit Facility, at par, without premium or penalty, under certain circumstances.

The Singapore Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facility, as well as requirements to comply with applicable law and maintain adequate insurance.

Macao Credit Facility

On May 25, 2006, two subsidiaries of the Company, VML US Finance LLC (the “Borrower”) and Venetian Macau Limited, as guarantor, entered into a credit agreement (the “Macao Credit Facility”). The Macao Credit Facility consists of a $1.20 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of September 30, 2006, no amounts are outstanding under the Macao Revolving Facility and no amounts have been drawn under the Macao Term B Delayed Draw Facility.

The indebtedness under the Macao Credit Facility is guaranteed by Venetian Macau Limited, Venetian Cotai Limited and certain of the Company’s foreign subsidiaries (the “Macao Guarantors”). The obligations under the Macao Credit Facility and the guarantees of the Macao Guarantors are secured by a first-priority security interest in substantially all of the Borrower’s and the Macao Guarantors’ assets, other than (1) capital stock of the Borrower and the Macao Guarantors, (2) assets that will secure permitted furniture, fixtures and equipment financings, (3) Venetian Macau Limited’s gaming subconcession contract and (4) certain other assets.

Borrowings under the Macao Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the Macao Local Term Facility, adjusted HIBOR) or at an alternative base rate, plus a spread of 2.75% or 1.75%, respectively (6.96% for the Macao Local Term Facility and 8.12% for the Macao Term B Facility at September 30, 2006). These spreads will be decreased by 0.25% from the beginning of the first interest period following the substantial completion of The Venetian Macao.

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

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — STOCK-BASED EMPLOYEE COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recording stock-based compensation.

As of September 30, 2006, the Company has two stock-based compensation plans. The Board of Directors has agreed not to grant any additional stock options under one of these plans and there were no options outstanding under it during the nine months ended September 30, 2006. The second plan is described below. The compensation expense for the three months ended September 30, 2006 was $4.5 million, which is comprised of $4.2 million from stock options and $0.3 million from restricted stock. The compensation expense for the nine months ended September 30, 2006 was $10.2 million, which is comprised of $9.2 million from stock options and $1.0 million from restricted stock. The total income tax benefit recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 for stock-based compensation arrangements was $1.3 million and $2.7 million, respectively. Compensation cost associated with individuals responsible for construction activities was capitalized as part of property and equipment in the amount of $0.4 million and $1.3 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2006, basic and diluted earnings per share were $0.01 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

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

Eligibility.  Any of the Company’s, its subsidiaries’ and its affiliates’ employees, directors, officers or consultants are eligible for awards under the 2004 Plan. The Compensation Committee has the sole and complete authority to determine who will be granted an award under the 2004 Plan (except in the case of awards to non-employee directors, which are made by the Board of Directors).

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

Awards Available for Grant.  The Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of September 30, 2006, there were 21,801,721 shares available for grant under the 2004 Plan.

Stock option awards are granted with an exercise price equal to the fair market value (as defined in the 2004 Plan) of the Company’s stock on the date of grant. The outstanding stock options generally vest over four years and have 10-year contractual terms. Outstanding restricted stock awards generally vest over one or three years. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatilities from a selection of companies from the Company’s peer group due to the Company’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine months ended September 30, 2006 and 2005.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Weighted average volatility	30.44%	32.40%	31.39%	32.40%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free rate	4.76%	3.95%	4.53%	3.95%
Expected dividends	—	—	—	—

The weighted average grant date fair value of 88,449 options and 2,705,243 options granted during the three and nine months ended September 30, 2006 was $24.36 and $19.11 per share, respectively, and the weighted average grant date fair value of 125,000 options and 147,820 options granted during the three and nine months ended September 30, 2005 was $14.48 and $15.25 per share, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 was $0.7 million, $4.0 million, $2.0 million and $38.2 million, respectively.

In accordance with APB No. 25, the Company did not recognize compensation expense for employee stock option awards for the three and nine months ended September 30, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, for disclosure purposes only. Had the Company accounted for the plan under the fair value method allowed by

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$80,096	$173,637
Less: Stock-based employee compensation expense determined under the Black Scholes option-pricing model, net of tax	(869)	(2,493)

Pro forma net income	$79,227	$171,144

Basic earnings per share, as reported	$0.23	$0.49

Basic earnings per share, pro-forma	$0.22	$0.48

Diluted earnings per share, as reported	$0.23	$0.49

Diluted earnings per share, pro-forma	$0.22	$0.48

A summary of the status of the Company’s 2004 Plan for the nine months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2006	2,097,960	$29.83
Granted	2,705,243	47.92
Exercised	(129,490)	29.84
Forfeited	(351,772)	35.11

Outstanding at September 30, 2006	4,321,941	$40.72	8.96	$119,415,230

Exercisable at September 30, 2006	197,357	$29.50	8.23	$7,667,319

A summary of the status of the Company’s nonvested restricted shares for the nine months ended September 30, 2006 is presented below:

		Weighted Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2006	8,088	$37.09
Granted	77,829	44.00
Vested	(8,088)	37.09
Forfeited	(5,869)	42.59

Nonvested at September 30, 2006	71,960	$44.12

As of September 30, 2006, there was $45.2 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.4 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.4 years and 2.1 years, respectively.

For the three and nine months ended September 30, 2006, cash received from stock option exercises was $0.7 million and $3.9 million, respectively, and the tax benefit realized for the tax deductions from those exercises

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled $0.3 and $0.9 million, respectively. For the three and nine months ended September 30, 2005, no cash was received from stock option exercises; however, the tax benefit realized for the tax deductions from those exercises totaled $0.7 million and $8.1 million, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Singapore Development

On August 23, 2006, the Company entered into the Development Agreement, which requires it to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for this integrated resort and in accordance with that agreement. Based on the proposal the Company submitted to the Singapore government, it will cost approximately $3.60 billion, inclusive of the land premium, taxes and other fees previously paid to develop and construct the Marina Bay Sands. As discussed in Note 4, the Company entered into the Singapore Credit Facility to satisfy near-term development costs and to satisfy some of its obligations under the Development Agreement. The Company intends to obtain long-term financing in an amount necessary to fund the construction of the Marina Bay Sands.

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), a wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. This matter is in the preliminary stages and based on proceedings to date, management is currently not able to determine the probability of the outcome of this matter. Lido intends to defend itself against the claims pending in the State Court Case.

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

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. In April 2006, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. Other than the complaint which has been filed, and the Company’s answer, there is currently no pending activity in the matter. This action is in a preliminary stage and discovery has begun. Based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of recovery by the plaintiffs is remote. The Company intends to defend this matter vigorously.

Interface Nevada Litigation

On October 17, 2003, Bear Stearns Funding, Inc. filed a lawsuit against our subsidiary, Interface Group-Nevada, Inc., the Company’s subsidiary that owns The Sands Expo Center. The plaintiff is seeking damages against Interface Group-Nevada for alleged breach of contract in the amount of approximately $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon additional prepayment fee in connection with Interface Group-Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Group-Nevada has asserted six counter-claims against the plaintiff. The counterclaims against Bear Stearns allege that Bear Stearns’ sale of the subordinated component of the loan to a competitor constituted a breach of the loan agreement and a related agreement, that its transmission of information in connection with that sale constituted a misappropriation of Interface Group-Nevada’s trade secrets, and that it intentionally misrepresented to Interface Group-Nevada certain facts regarding the purchaser of the subordinated component. The counterclaims also allege that the Bear Stearns’ demand that Interface Group-Nevada purchase insurance not required by the loan agreement was motivated by Bear Stearns’ exclusion from participating in another financing, and that this action constituted a prima facie tort under New York law, and together with the other actions alleged in the counterclaims, constituted a breach of Bear Stearns’ duty of good faith and fair dealing. The counterclaims sought damages in an amount to be determined at trial but not less than $1.5 million, plus punitive damages of not less than $3.0 million on the fraud and prima facie tort causes of action. Plaintiff filed a motion for summary judgment on the complaint seeking (i) judgment on the complaint in the approximate amount of $1.5 million plus interest, costs and attorneys fees and (ii) dismissal of the counterclaims other than the two breach of contract counterclaims (the “Motion”). By Opinion and Order dated March 21, 2005, the Motion was denied in part and granted in part. The Court denied Bear Stearns’ motion for summary judgment on the complaint, granted Bear Stearns’ motion to dismiss the counterclaims alleging misappropriation of trade secrets, prima facie tort, and fraud, and granted the request to dismiss one of the two bases of the counterclaim alleging a breach of the covenant of good faith and fair dealing. This matter is now in the discovery phase. Pretrial discovery is largely complete and both Interface Group-Nevada and Bear Stearns have filed motions for summary judgment. The briefing on the motions was filed in November 2006. Interface Group-Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters.

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 7 — SEGMENT INFORMATION

The Company reviews the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo Center and The Palazzo (currently under construction), and (2) Macao, which includes The Sands Macao, The Venetian Macao (currently under construction) and other development projects. In addition, Singapore, which includes Marina Bay Sands (currently in development), will be reported as a separate segment. Effective April 1, 2006, the Company changed its segments based upon changes in the information used by the chief operating decision maker to include The Sands Expo Center within the Las Vegas segment. The information for the three and nine months ended September 30, 2005 has been reclassified to conform to the current presentation. The Company’s segment information is as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Revenues
Las Vegas	$214,042	$193,087	$669,344	$615,573
Macao	339,186	244,535	931,255	624,664

Total net revenues	$553,228	$437,622	$1,600,599	$1,240,237

Adjusted EBITDAR
Las Vegas	$73,336	$67,007	$235,710	$235,867
Macao	126,857	90,099	346,065	238,915

Total adjusted EBITDAR	200,193	157,106	581,775	474,782

Other Operating Costs and Expenses
Corporate expense	(15,654)	(9,893)	(40,859)	(27,395)
Rental Expense	(3,383)	(3,699)	(10,893)	(11,086)
Depreciation and amortization	(26,743)	(27,722)	(76,176)	(68,784)
Loss on disposal of assets	(383)	(522)	(1,920)	(1,527)
Pre-opening expense	(14,584)	(860)	(21,157)	(1,364)
Development expense	(5,968)	(5,926)	(22,997)	(16,663)

Operating income	133,478	108,484	407,773	347,963
Other Non-Operating Costs and Expenses
Interest income	21,029	8,637	46,261	23,164
Interest expense, net of amounts capitalized	(45,343)	(30,597)	(90,443)	(75,649)
Other income (expense)	(680)	145	(530)	(1,146)
Loss on early retirement of debt	—	—	—	(137,000)
Benefit (provision) for income taxes	(11,233)	(6,573)	(34,698)	16,305

Net income	$97,251	$80,096	$328,363	$173,637

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2006	2005

Capital Expenditures
Las Vegas Sands Corp.	$41,851	$—
Las Vegas:
The Venetian	80,027	92,425
The Palazzo	345,903	258,595
Macao:
The Sands Macao	74,983	14,158
The Venetian Macao	699,834	216,549
Other Development Projects	35,867	428
Singapore	8,427	—

Total capital expenditures	$1,286,892	$582,155

	September 30,	December 31,
	2006	2005

Total Assets
Las Vegas Sands Corp.	$332,163	$307,679
Las Vegas:
The Venetian	2,048,685	2,080,931
The Palazzo	966,084	605,320
Macao:
The Sands Macao	507,755	425,597
The Venetian Macao	1,984,733	459,333
Other Development Projects	88,365	879
Singapore	850,688	—

Total consolidated assets	$6,778,473	$3,879,739

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor under the 6.375% Senior Notes due 2015 issued by LVSC on February 10, 2005. LVSLLC, Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort, LLC (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis.

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005, is as follows (in thousands).

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$190,100	$74,388	$229,221	$—	$493,709
Restricted cash	50,842	65,709	231,769	—	348,320
Intercompany receivable	13,805	4,859	—	(18,664)	—
Accounts receivable, net	52	97,110	4,967	—	102,129
Intercompany notes receivable	72,977	51,789	384	(125,150)	—
Inventories	—	9,742	1,921	—	11,663
Deferred income taxes	832	10,162	—	(33)	10,961
Prepaid income taxes	3,871	—	—	—	3,871
Prepaid expenses and other	6,461	6,534	14,661	—	27,656

Total current assets	338,940	320,293	482,923	(143,847)	998,309
Property and equipment, net	78,714	2,080,626	1,762,251	—	3,921,591
Investment in subsidiaries	1,796,105	767,077	—	(2,563,182)	—
Deferred financing costs, net	1,213	22,661	48,229	—	72,103
Restricted cash	—	423,372	523,381	—	946,753
Deferred income taxes	—	—	3,291	(3,291)	—
Leasehold interest in land, net	—	—	815,891	—	815,891
Other assets, net	79	13,348	10,399	—	23,826

Total assets	$2,215,051	$3,627,377	$3,646,365	$(2,710,320)	$6,778,473

Accounts payable	$355	$24,115	$19,610	$—	$44,080
Construction payables	1	65,708	212,266	—	277,975
Intercompany payables	—	—	18,664	(18,664)	—
Accrued interest payable	1,992	289	2,921	—	5,202
Other accrued liabilities	7,545	126,853	153,693	—	288,091
Deferred income taxes	—	—	33	(33)	—
Intercompany notes payable	—	—	125,150	(125,150)	—
Current maturities of long-term debt	—	1,800	4,613	—	6,413

Total current liabilities	9,893	218,765	536,950	(143,847)	621,761
Other long-term liabilities	2,557	175,935	2,584	—	181,076
Deferred income taxes	3,282	443	—	(3,291)	434
Long-term debt	248,096	1,436,129	2,339,754	—	4,023,979

Total liabilities	263,828	1,831,272	2,879,288	(147,138)	4,827,250

Stockholders’ equity	1,951,223	1,796,105	767,077	(2,563,182)	1,951,223

Total liabilities and stockholders’ equity	$2,215,051	$3,627,377	$3,646,365	$(2,710,320)	$6,778,473

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

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$89,343	$335,643	$—	$424,986
Rooms	—	80,053	1,598	—	81,651
Food and beverage	—	30,192	13,155	(953)	42,394
Convention, retail and other	8,974	14,979	15,377	(9,422)	29,908

Total revenues	8,974	214,567	365,773	(10,375)	578,939
Less-promotional allowances	(156)	(16,326)	(9,229)	—	(25,711)

Net revenues	8,818	198,241	356,544	(10,375)	553,228

Operating expenses:
Casino	—	42,306	190,717	(61)	232,962
Rooms	—	21,565	73	—	21,638
Food and beverage	—	14,911	5,994	(367)	20,538
Convention, retail and other	—	8,914	8,198	(953)	16,159
Provision for doubtful accounts	—	3,711	(18)	—	3,693
General and administrative	—	45,267	21,772	(8,994)	58,045
Corporate expense	15,616	(14)	52	—	15,654
Rental expense	—	2,822	561	—	3,383
Pre-opening expense	(249)	685	14,148	—	14,584
Development expense	344	(38)	5,662	—	5,968
Depreciation and amortization	562	15,067	11,114	—	26,743
Loss on disposal of assets	—	—	383	—	383

	16,273	155,196	258,656	(10,375)	419,750

Operating income (loss)	(7,455)	43,045	97,888	—	133,478
Other income (expense):
Interest income	2,293	8,598	12,149	(2,011)	21,029
Interest expense, net of amounts capitalized	(4,367)	(17,948)	(25,039)	2,011	(45,343)
Other income (expense)	2,430	(554)	(2,556)	—	(680)
Income from equity investment in subsidiaries	105,275	83,413	—	(188,688)	—

Income before income taxes	98,176	116,554	82,442	(188,688)	108,484
Benefit (provision) for income taxes	(925)	(11,279)	971	—	(11,233)

Net income	$97,251	$105,275	$83,413	$(188,688)	$97,251

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$94,320	$240,080	$—	$334,400
Rooms	—	71,760	1,413	—	73,173
Food and beverage	—	21,353	7,792	(349)	28,796
Convention, retail and other	5,637	9,962	11,720	(4,913)	22,406

Total revenues	5,637	197,395	261,005	(5,262)	458,775
Less-promotional allowances	(55)	(14,396)	(6,702)	—	(21,153)

Net revenues	5,582	182,999	254,303	(5,262)	437,622

Operating expenses:
Casino	—	41,952	135,948	—	177,900
Rooms	—	19,861	15	—	19,876
Food and beverage	—	13,188	3,678	(159)	16,707
Convention, retail and other	—	7,763	6,367	(350)	13,780
Provision for doubtful accounts	—	2,529	334	—	2,863
General and administrative	—	37,443	16,601	(4,654)	49,390
Corporate expense	10,013	—	(21)	(99)	9,893
Rental expense	—	3,309	390	—	3,699
Pre-opening expense	—	—	860	—	860
Development expense	173	(937)	6,690	—	5,926
Depreciation and amortization	1,524	19,977	6,221	—	27,722
Loss on disposal of assets	—	161	361	—	522

	11,710	145,246	177,444	(5,262)	329,138

Operating income (loss)	(6,128)	37,753	76,859	—	108,484
Other income (expense):
Interest income	3,188	5,216	2,772	(2,539)	8,637
Interest expense, net of amounts capitalized	(1,726)	(25,151)	(6,259)	2,539	(30,597)
Other income (expense)	—	218	(73)	—	145
Income from equity investment in subsidiaries	82,430	74,908	—	(157,338)	—

Income before income taxes	77,764	92,944	73,299	(157,338)	86,669
Benefit (provision) for income taxes	2,332	(10,514)	1,609	—	(6,573)

Net income	$80,096	$82,430	$74,908	$(157,338)	$80,096

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$257,801	$921,029	$—	$1,178,830
Rooms	—	257,636	4,807	—	262,443
Food and beverage	—	105,399	36,107	(3,273)	138,233
Convention, retail and other	23,060	40,716	55,243	(24,830)	94,189

Total revenues	23,060	661,552	1,017,186	(28,103)	1,673,695
Less-promotional allowances	(512)	(47,756)	(24,828)	—	(73,096)

Net revenues	22,548	613,796	992,358	(28,103)	1,600,599

Operating expenses:
Casino	—	131,844	523,883	(179)	655,548
Rooms	—	65,219	167	—	65,386
Food and beverage	—	50,336	18,205	(1,132)	67,409
Convention, retail and other	—	25,533	26,420	(3,672)	48,281
Provision for doubtful accounts	—	11,992	11	—	12,003
General and administrative	—	130,332	62,985	(23,120)	170,197
Corporate expense	40,656	1	202	—	40,859
Rental expense	—	9,683	1,210	—	10,893
Pre-opening expense	(249)	1,112	20,294	—	21,157
Development expense	1,461	—	21,536	—	22,997
Depreciation and amortization	1,609	46,015	28,552	—	76,176
Loss on disposal of assets	—	12	1,908	—	1,920

	43,477	472,079	705,373	(28,103)	1,192,826

Operating income (loss)	(20,929)	141,717	286,985	—	407,773
Other income (expense):
Interest income	8,967	24,386	19,202	(6,294)	46,261
Interest expense, net of amounts capitalized	(12,843)	(51,280)	(32,614)	6,294	(90,443)
Other income (expense)	2,423	(413)	(2,540)	—	(530)
Income from equity investment in subsidiaries	345,852	271,662	—	(617,514)	—

Income before income taxes	323,470	386,072	271,033	(617,514)	363,061
Benefit (provision) for income taxes	4,893	(40,220)	629	—	(34,698)

Net income	$328,363	$345,852	$271,662	$(617,514)	$328,363

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$262,787	$612,207	$—	$874,994
Rooms	—	240,170	3,063	—	243,233
Food and beverage	—	86,128	22,882	(2,027)	106,983
Convention, retail and other	12,278	27,974	48,409	(13,447)	75,214

Total revenues	12,278	617,059	686,561	(15,474)	1,300,424
Less-promotional allowances	(566)	(41,643)	(17,978)	—	(60,187)

Net revenues	11,712	575,416	668,583	(15,474)	1,240,237

Operating expenses:
Casino	—	121,572	334,827	—	456,399
Rooms	—	61,046	172	—	61,218
Food and beverage	—	44,993	10,813	(255)	55,551
Convention, retail and other	—	21,492	23,012	(2,625)	41,879
Provision for doubtful accounts	—	6,574	457	—	7,031
General and administrative	—	108,766	47,106	(12,495)	143,377
Corporate expense	27,424	—	70	(99)	27,395
Rental expense	—	9,916	1,170	—	11,086
Pre-opening expense	—	504	860	—	1,364
Development expense	320	3,153	13,190	—	16,663
Depreciation and amortization	1,524	46,767	20,493	—	68,784
Loss on disposal of assets	—	1,159	368	—	1,527

	29,268	425,942	452,538	(15,474)	892,274

Operating income (loss)	(17,556)	149,474	216,045	—	347,963
Other income (expense):
Interest income	8,777	13,689	6,822	(6,124)	23,164
Interest expense, net of amounts capitalized	(8,011)	(55,873)	(17,889)	6,124	(75,649)
Other expense	—	(1,002)	(144)	—	(1,146)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Income from equity investment in subsidiaries	176,689	200,739	—	(377,428)	—

Income before income taxes	159,899	174,193	200,668	(377,428)	157,332
Benefit for income taxes	13,738	2,496	71	—	16,305

Net income	$173,637	$176,689	$200,739	$(377,428)	$173,637

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(11,983)	$104,439	$(463,291)	$—	$(370,835)

Cash flows from investing activities:
Change in restricted cash	(790)	82,065	(733,348)	—	(652,073)
Capital expenditures	(41,851)	(374,523)	(870,518)	—	(1,286,892)
Notes receivable to Non-Guarantor Subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from Non-Guarantor Subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable to Las Vegas Sands Corp.	—	20,000	—	(20,000)	—
Repayment of receivable from Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Capital contributions to subsidiaries	(12,223)	(13,668)	—	25,891	—

Net cash used in investing activities	(4,864)	(356,126)	(1,603,866)	25,891	(1,938,965)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,863	—	—	—	3,863
Tax benefit from stock option exercises	888	—	—	—	888
Capital contributions received	—	12,223	13,668	(25,891)	—
Borrowings from Las Vegas Sands Corp.	—	—	115,000	(115,000)	—
Borrowings from Guarantor Subsidiaries	20,000	—	75,000	(95,000)	—
Repayment on borrowings from Guarantor Subsidiaries	(20,000)	—	—	20,000	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(25,000)	25,000	—
Proceeds from Macao credit facility	—	—	1,350,000	—	1,350,000
Proceeds from Singapore credit facility	—	—	866,203	—	866,203
Proceeds from senior secured credit facility-revolver	—	254,129	—	—	254,129
Proceeds from phase II mall construction loan	—	—	51,000	—	51,000
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on Macao credit facility	—	—	(50,000)	—	(50,000)
Repayment on senior secured credit facility-revolver	—	(25,000)	—	—	(25,000)
Repayments on FF&E credit facility and other long-term debt	—	(2,400)	67	—	(2,333)
Repayments on The Sands Expo Center mortgage loan	—	—	(3,650)	—	(3,650)
Payments of deferred financing costs	—	(50)	(49,339)	—	(49,389)

Net cash provided by financing activities	4,751	238,902	2,127,949	(25,891)	2,345,711

Effect of foreign exchange rate on cash	—	—	952	—	952

Increase (decrease) in cash and cash equivalents	(12,096)	(12,785)	61,744	—	36,863
Cash and cash equivalents at beginning of period	202,196	87,173	167,477	—	456,846

Cash and cash equivalents at end of period	$190,100	$74,388	$229,221	$—	$493,709

LAS VEGAS SANDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(79,035)	$168,693	$338,539	$—	$428,197

Cash flows from investing activities:
Change in restricted cash	—	(208,775)	314	—	(208,461)
Capital expenditures	—	(318,538)	(263,617)	—	(582,155)
Capital contributions to subsidiaries	(560,556)	(54,348)	—	614,904	—
Intercompany payment for airplane transfer	(40,000)	40,000	—	—	—

Net cash used in investing activities	(600,556)	(541,661)	(263,303)	614,904	(790,616)

Cash flows from financing activities:
Transaction cost, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Capital contributions received	—	560,556	54,348	(614,904)	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from senior secured credit facility-term B delayed	—	200,000	—	—	200,000
Proceeds from phase II mall construction loan	—	—	19,500	—	19,500
Repayments on Venetian Macau senior secured notes-tranche A	—	—	(75,000)	—	(75,000)
Repayments on Venetian Macau senior secured notes-tranche B	—	—	(45,000)	—	(45,000)
Repayments on FF&E credit facility	—	(1,800)	—	—	(1,800)
Repayments on The Sands Expo Center mortgage loan	—	—	(3,232)	—	(3,232)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of deferred financing costs	(1,438)	(9,783)	(55)	—	(11,276)
Net change in intercompany accounts	(10,252)	42,759	(32,507)	—	—

Net cash provided by (used in) financing activities	235,545	118,729	(81,946)	(614,904)	(342,576)

Decrease in cash and cash equivalents	(444,046)	(254,239)	(6,710)	—	(704,995)
Cash and cash equivalents at beginning of period	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of period	$300,881	$134,099	$154,923	$—	$589,903

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

Operations

We own and operate The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (the “Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 1.1 million square feet; and an expo and convention center of approximately 1.2 million square feet (“The Sands Expo Center”). Approximately 38.7% of our gross revenue at The Venetian for the first nine months of 2006 was derived from gaming and 55.3% was derived from hotel rooms and food and beverage. The percentage of non-gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

We also own and operate The Sands Macao Casino (“The Sands Macao”), a Las Vegas-style casino in Macao, China, which opened on May 18, 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after our expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theatre and other high-end amenities. In addition, we continue to progress according to plan on our expansion of the hotel tower, which we expect to complete during the summer of 2007 and to cost approximately $85.0 million. Approximately 96.3% of The Sands Macao’s gross revenue for the first nine months of 2006 was derived from gaming activities, with the remainder primarily derived from food and beverage services.

United States Development Projects

We are currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet, which the Company has contracted to sell to a third party. The Palazzo is expected to open in the fall of 2007 at a cost estimated to be approximately $1.85 billion (exclusive of land), of which the mall (the “Phase II mall”) is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect that additional capital expenditures will be required to build out stores and restaurants to be located in the Phase II mall. In connection with the sale of The Grand Canal Shops mall, we entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops mall, to sell GGP the Phase II mall upon completion of construction. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

On December 3, 2004, following the enactment of legislation legalizing slot machine gaming in Pennsylvania, we entered into a contribution agreement with Bethworks Now, LLC, the owner of an approximately 124-acre site located in Bethlehem, Pennsylvania. We have submitted a proposal to obtain one of two “at large” gaming licenses currently available in Pennsylvania. There are several competing proposals for these licenses. If our proposal is accepted and a slot machine license under the new legislation is granted for the site, we intend to jointly own and develop the property for use as a casino complex including a hotel with meeting rooms and retail, restaurant, and other commercial spaces. The Bethlehem development is subject to a number of conditions, including obtaining the gaming license.

Macao Development Projects

We are building The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) in Macao, China, an approximately 3,000 all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We currently expect to open The Venetian Macao in mid-2007. If we fail to meet the December 2007 deadline and that deadline is not extended, we could lose our right to continue to operate The Sands Macao or any other facilities developed under our Macao gaming subconcession, and our investment to date in The Venetian Macao could be lost.

In addition, we are constructing The Venetian Macao on land for which we have not yet been granted a concession. The land concession will require us to pay certain premiums and rent. We are currently in negotiations with the Macao government over the cost of the land concession for a portion of the west side of the Cotai StripTM (parcels 1, 2, and 3), including the site of The Venetian Macao, and believe we will be successful in obtaining the land concession. We expect to complete the negotiations and obtain the land concession during the fourth quarter of 2006, at which time our obligation to make land concession payments will begin. Based on current negotiations, the Company expects the cost of the land concession for these parcels to be in the range of $275.0 million to $325.0 million. The land premium will be amortized over an extended period of time. The initial term of the lease will be 25 years with renewals allowed in accordance with the applicable legislation terms. We expect to use borrowings under the Macao Credit Facility to make the portion of the land concession payments that will be due upon receipt of the land concession (expected to be in the range of $91.7 million to $108.3 million) and will finance the remaining portion (expected to be in the range of $183.3 million to $216.7 million) with borrowings under the Macao Credit Facility and with excess cash flow from The Sands Macao. Under the Macao credit facility, we are required to obtain the land concession in order to fully draw against the facility. If we are unable to complete the negotiations within a specified period of time, we will not be able to draw any further funds from the Macao credit facility in order to fund construction activities and we will have to seek additional financing. In the event we are unable to successfully conclude our negotiations with the Macao government with regard to the land concession, we could lose all or a substantial part of our investment in the development of the land and in constructing The Venetian Macao and would not be able to open and operate the facility as planned.

In addition to the development of The Venetian Macao, we are developing multiple other properties on the Cotai Strip. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (parcels 1, 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions and amenities, as well as common public areas. We have commenced construction on all seven parcels of the Cotai Strip. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession.

We intend to develop our other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury vacation suites, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and an approximately 190,000 square foot mall with upscale retail offerings. We will own the entire development and have entered into an exclusive non-binding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury vacation suites.

•	Parcel 5 is intended to include a two hotel complex with approximately 3,000 luxury and mid-sized hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall. We will own the entire development and have entered into a management agreement with Shangri-La Hotels and Resorts to manage hotels and serviced luxury vacation suites under its Shangri-La and Traders brands.

•	Parcel 6 is intended to include a two-hotel complex with approximately 3,000 luxury and mid-sized hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. We will own the entire development and are negotiating with

Starwood Hotel & Resorts Worldwide to manage hotels and serviced luxury vacation suites under its Sheraton and St. Regis brands.

•	Parcels 7 and 8 are each intended to include a two-hotel complex with approximately 3,000 luxury and mid-sized hotel rooms, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer for another Cotai Strip development. We are currently negotiating the definitive agreement pursuant to which we will partner with this developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. In total, the multi-hotel complex is intended to include approximately 3,000 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

With respect to casino operations, The Venetian Macao is currently planned to have approximately 850 table games and 4,100 slot machines when it opens in 2007, and is designed to have a final capacity of approximately 1,150 table games and 7,000 slot machines. The Four Seasons Resort is currently planned to feature approximately 130 table games and 400 slot machines. The casinos on sites 3, 5, 6, 7 and 8 are each currently planned to include approximately 325 table games and 1,750 slot machines. Upon completion, our developments on the Cotai Strip are currently planned to feature total gaming capacity of approximately 2,900 table games and 16,000 slot machines.

We do not yet have all the necessary Macao government approvals that we will need in order to develop the Cotai Strip developments.

We expect to make land premium payments relating to The Venetian Macao and other Macao properties under development in amounts that will be determined based on negotiations with the Macao government. We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.3 billion (exclusive of the land concession payment, which is still under negotiation). During May 2006, our subsidiary Venetian Macau Limited and its subsidiaries (“VML”) obtained a $2.5 billion credit facility to fund The Sands Macao expansion and to partially fund the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons Hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. Currently, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will need to arrange additional debt financing to finance those costs as well.

We have entered into a non-binding agreement with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip. We are actively preparing design concepts for the destination resort. This development is subject to a number of conditions, including receiving further governmental approvals.

Singapore Development Project

In August 2006, our wholly-owned subsidiary Marina Bay Sands Pte. Ltd. (“MBS”) entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (“STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort, including a casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, entertainment venues and public areas. Under the Development Agreement, we were required to pay $1.20 billion Singapore dollars (“SGD”) (approximately US$756.5 million at exchange rates in effect on September 30, 2006) in premium payments for the lease of the land on which the resort will be built plus an additional SGD$105.6 million (approximately US$66.6 million at exchange rates in effect on September 30, 2006) for various taxes and other fees. Of this combined amount, US$817.0 has been capitalized on the balance sheet as a leasehold interest in land with $1.1 million amortized as of September 30, 2006. We will amortize this asset over 60 years, which is the length of the lease agreement. The remaining $6.1 million has been capitalized on the balance sheet as construction in progress. In addition to the fees above, we were required to provide a deposit of SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) as a security deposit for the construction of the integrated resort, which is currently being satisfied by bank guarantees. Also in August 2006, MBS entered into a two-year SGD$2.21 billion (approximately US$1.39 billion at exchange rates in effect on September 30, 2006) bridge facility to finance the above payments and to provide for near-term development expenditures. We expect the cost to develop and construct the Marina Bay Sands integrated resort to be approximately $3.60 billion, inclusive of the land premium, taxes and other fees discussed above.

Other Development Projects

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

Allowance for Doubtful Accounts and Discounts

We maintain an allowance, or reserve, for doubtful accounts and discounts at our operating casino resorts, The Venetian and The Sands Macao. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts and discounts, while specific write-offs decrease the allowance for doubtful accounts and discounts. We regularly evaluate the allowance for doubtful accounts and discounts. At The Venetian, where credit or marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate. At The Sands Macao, where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly since 2004 because The Sands Macao table games play is primarily cash play, while The Venetian credit table games play represents approximately 59.5% of total table games play at The Venetian. Our allowance for doubtful accounts and discounts was $54.4 million and $49.0 million, or 34.8% and 36.6% of gross accounts receivable, as of September 30, 2006 and December 31, 2005, respectively.

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

Property and Equipment

At September 30, 2006, we had net property and equipment of $3.92 billion, representing 57.9% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment” requires the recognition of compensation expense in the condensed consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123R, we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which supersedes APB Opinion No. 25. This statement requires compensation costs related to stock-based transactions to be recognized in financial statements. This statement also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The provisions of this statement are effective as of the first annual reporting period that begins after January 1, 2006. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This cost is being recognized over the period during which an employee is required to provide service in exchange for the award. This statement also addresses the accounting for the tax effects of stock-based compensation awards. We adopted this standard as of January 1, 2006 using the modified prospective application; accordingly, prior periods have not been restated. Under the modified prospective application we are expensing the cost of stock-based compensation awards issued after January 1, 2006. Additionally, we are recognizing compensation cost for the portion of awards outstanding on January 1, 2006 for which the requisite service has not been rendered as the requisite service is to be rendered on or after January 1, 2006. We have chosen to continue to use the Black-Scholes option-pricing model to calculate the fair value of our stock options. During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of $4.5 million and $10.2 million, respectively. No such expense was recorded in 2005. As of September 30, 2006, there was $45.2 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.4 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.4 years and 2.1 years, respectively.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance for the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 will require entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements and we do not expect the application of this standard to change its current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
	(In thousands, except for percentages)			(In thousands, except for percentages)

Net revenues	$553,228	$437,622	26.4%	$1,600,599	$1,240,237	29.1%
Operating expenses	419,750	329,138	27.5%	1,192,826	892,274	33.7%
Operating income	133,478	108,484	23.0%	407,773	347,963	17.2%
Income before income taxes	108,484	86,669	25.2%	363,061	157,332	130.8%
Net income	97,251	80,096	21.4%	328,363	173,637	89.1%

	Three Months Ended		Nine Months Ended
	September,		September,
	2006	2005	2006	2005
	Percent of Net Revenues		Percent of Net Revenues

Operating expenses	75.9%	75.2%	74.5%	71.9%
Operating income	24.1%	24.8%	25.5%	28.1%
Income before income taxes	19.6%	19.8%	22.7%	12.7%
Net income	17.6%	18.3%	20.5%	14.0%

Operating Results

Key operating revenue measurements

The Venetian’s operating revenue is dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms, the amount of food and beverage consumed and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not expected to be material for The Sands Macao. Visitors to The Sands Macao arrive by ferry, automobile, buses, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao.

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

We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 2.7% to 3.0% and our Non-Rolling Chip play table games are expected to produce a statistical average table win percentage as measured as a percentage of table game drop (before discounts and commissions) of 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and The Sands Macao is conducted on a cash basis. The Venetian’s table games revenue is approximately 59.5% from credit based guests wagering for the nine months ended September 30, 2006 and The Sands Macao’s table game play is conducted primarily on a cash basis.

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
			Percent
	2006	2005	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$424,986	$334,400	27.1%
Rooms	81,651	73,173	11.6%
Food and beverage	42,394	28,796	47.2%
Convention, retail and other	29,908	22,406	33.5%

	578,939	458,775	26.2%
Less — promotional allowances	(25,711)	(21,153)	21.5%

Total net revenues	$553,228	$437,622	26.4%

Consolidated net revenues were $553.2 million for the three months ended September 30, 2006, an increase of $115.6 million compared to $437.6 million for the three months ended September 30, 2005. The increase in net revenues was due primarily to an increase in casino revenue of $90.6 million. This increase is primarily attributable to the growth of our casino operations at The Sands Macao.

Casino revenues were $425.0 million for the three months ended September 30, 2006, an increase of $90.6 million as compared to $334.4 million for the three months ended September 30, 2005. Of the increase, $95.6 million was attributable to the growth of our casino operations at The Sands Macao. For the three months ended September 30, 2006, table games drop (the Non-Rolling chip portion) at The Sands Macao increased 1.9% to $1.04 billion and the related win percentage increased 1.7 percentage points to 18.6% as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, the Rolling Chip volume increased $314.8 million to $3.51 billion and the related win percentage increased from 2.4% to 4.2% as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, The Venetian’s casino revenues decreased $5.0 million to $89.3 million. Table games drop at The Venetian decreased $37.4 million to $264.3 million due to a decline in high-end baccarat play partially offset by a slight increase in mass gaming play. The win percentage remained consistent with the prior year’s quarter. Slot handle at The Venetian increased from $515.8 million to $521.5 million; however, the related win percentage decreased from 6.8% to 6.5% as compared to the three months ended September 30, 2005. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended September 30, 2006 were $81.7 million, an increase of $8.5 million as compared to $73.2 million for the three months ended September 30, 2005. The increase was attributable to the increase in average daily room rate from $203 for the three months ended September 30, 2005 to $221 for the three months ended September 30, 2006, as well as an increase in occupancy rate from 96.3% for the three months ended September 30, 2005 to 98.4% for the three months ended September 30, 2006 at The Venetian. The Venetian generated revenue per available room of $217 for the three months ended September 30, 2006, as compared to $195 for the three months ended September 30, 2005.

Food and beverage revenues were $42.4 million for the three months ended September 30, 2006, an increase of $13.6 million as compared to $28.8 million for the three months ended September 30, 2005. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $11.2 million due to increased group business resulting primarily from additional meeting space at the property.

Convention, retail and other revenues were $29.9 million for the three months ended September 30, 2006, an increase of $7.5 million as compared to $22.4 million for the three months ended September 30, 2005. The increase is primarily attributable to $3.7 million of additional revenues from The Sands Expo Center and $3.6 million in revenues associated with the Blue Man Group and the Phantom of the Opera performances, which began in the fourth quarter of 2005 and the third quarter of 2006, respectively.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
			Percent
	2006	2005	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$232,962	$177,900	31.0%
Rooms	21,638	19,876	8.9%
Food and beverage	20,538	16,707	22.9%
Convention, retail and other	16,159	13,780	17.3%
Provision for doubtful accounts	3,693	2,863	29.0%
General and administrative	58,045	49,390	17.5%
Corporate expense	15,654	9,893	58.2%
Rental expense	3,383	3,699	−8.5%
Pre-opening expense	14,584	860	1595.8%
Development expense	5,968	5,926	0.7%
Depreciation and amortization	26,743	27,722	−3.5%
Loss on disposal of assets	383	522	−26.6%

Total operating expenses	$419,750	$329,138	27.5%

Operating expenses were $419.8 million for the three months ended September 30, 2006, an increase of $90.7 million as compared to $329.1 million for the three months ended September 30, 2005. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating business in Macao and to a lesser extent in Las Vegas, as more fully described below.

Casino department expenses were $233.0 million for the three months ended September 30, 2006, an increase of $55.1 million as compared to $177.9 million for the three months ended September 30, 2005. Of the $55.1 million increase in casino expenses, $40.1 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. The remaining increase was primarily attributable to the additional payroll related expenses resulting from our casino expansion of The Sands Macao in August 2006.

Food and beverage expense increased $3.8 million and convention, retail and other expense increased $2.4 million. These increases were primarily due to the associated increase in the respective revenue categories as noted above.

The provision for doubtful accounts was $3.7 million for the three months ended September 30, 2006, compared to $2.9 million for the three months ended September 30, 2005. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses were $58.0 million for the three months ended September 30, 2006, an increase of $8.6 million as compared to $49.4 million for the three months ended September 30, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao and $2.4 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R.

Corporate expense for the three months ended September 30, 2006 was $15.7 million, an increase of $5.8 million as compared to $9.9 million for the three months ended September 30, 2005. The increase was primarily attributable to $4.0 million of payroll related costs as we increase our headcount in the corporate area to support our continued expansion activities, and $1.8 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R.

Pre-opening and development expenses were $14.6 million and $6.0 million, respectively, for the three months ended September 30, 2006, compared to $0.9 million and $5.9 million, respectively, for the three months ended September 30, 2005. Pre-opening expenses for the three months ended September 30, 2006 were primarily related to The Venetian Macao project and the casino expansion at The Sands Macao. Development expenses were primarily related to our activities in Singapore, Pennsylvania and Europe. We expect that pre-opening and development expenses will continue to increase as we progress with The Venetian and Cotai projects in Macao, The Palazzo in Las Vegas and The Marina Bay Sands in Singapore, as well as continue our pursuit of development opportunities on Hengqin Island, in Pennsylvania and elsewhere.

Depreciation and amortization expense for the three months ended September 30, 2006 was $26.7 million, a decrease of $1.0 million as compared to $27.7 million for the three months ended September 30, 2005. The decrease was primarily the result of $5.3 million of cumulative depreciation expense related to litigation settlements recorded during the three months ended September 30, 2005, offset by additional depreciation expense on capital improvements at The Venetian and The Sands Macao.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands, except for percentages)

Interest cost	$73,784	$37,004
Less: Capitalized interest	(28,441)	(6,407)

Interest expense, net	$45,343	$30,597

Cash paid for interest	$71,889	$29,141
Average total debt balance	$3,542,665	$1,417,226
Weighted average interest rate	8.3%	4.7%

Interest expense, net of amounts capitalized, was $45.3 million for the three months ended September 30, 2006, an increase of $14.7 million as compared to $30.6 million for the three months ended September 30, 2005. This increase is attributable to increases in interest rates and our average long-term debt balances resulting primarily from the completion of the $2.50 billion Macao Credit Facility, in May 2006, to support our development activities in Macao and the $1.39 billion dollar Singapore bridge facility, in August 2006, to support the development of the Marina Bay Sands. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $28.4 million of interest during the three months ended September 30, 2006, compared to $6.4 million of capitalized interest during the three months ended September 30, 2005. We expect capitalized interest will continue to increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates and as we increase our construction activities on the Cotai Strip and in Singapore.

Other Factors Effecting Earnings

Interest income for the three months ended September 30, 2006 was $21.0 million, an increase of $12.4 million as compared to $8.6 million for the three months ended September 30, 2005. The increase was attributable to additional invested cash balances, primarily from our borrowings under the Macao Credit Facility.

Our effective income tax rate for the three months ended September 30, 2006 was 10.4%. The effective tax rate for the 2006 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao on gaming operations, which is set to expire at the end of 2008. The effective income tax rate was 7.6% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
			Percent
	2006	2005	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$1,178,830	$874,994	34.7%
Rooms	262,443	243,233	7.9%
Food and beverage	138,233	106,983	29.2%
Convention, retail and other	94,189	75,214	25.2%

	1,673,695	1,300,424	28.7%
Less — promotional allowances	(73,096)	(60,187)	21.4%

Total net revenues	$1,600,599	$1,240,237	29.1%

Consolidated net revenues were $1.60 billion for the nine months ended September 30, 2006, an increase of $360.4 million compared to $1.24 billion for the nine months ended September 30, 2005. The increase in net revenues was due primarily to an increase in casino revenue of $303.8 million. This increase is primarily attributable to the growth of our casino operations at The Sands Macao and the formal introduction of our Rolling Chip program in March 2005.

Casino revenues were $1.18 billion for the nine months ended September 30, 2006, an increase of $303.8 million as compared to $875.0 million for the nine months ended September 30, 2005. Of the increase, $308.8 million was attributable to the growth of our casino operations at The Sands Macao and the formal introduction of our Rolling Chip program in March 2005. For the nine months ended September 30, 2006, table games drop (the Non-Rolling chip portion) at The Sands Macao increased $187.0 million to $3.14 billion and the related win percentage increased 2.6 percentage points to 18.6% as compared to the nine months ended September 30, 2005. In addition, the Rolling Chip volume increased $5.42 billion to $11.47 billion and the related win percentage increased from 2.4% to 3.2% as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, The Venetian’s casino revenues decreased $5.0 million to $257.8 million. Table games drop at The Venetian increased $17.9 million to $882.0 million; however, the related win percentage dropped 1.1 percentage points to 21.2% as compared to the nine months ended September 30, 2005. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the nine months ended September 30, 2006 were $262.4 million, an increase of $19.2 million as compared to $243.2 million for the nine months ended September 30, 2005. The increase was attributable to the increase in average daily room rate from $225 for the nine months ended September 30, 2005 to $237 for the nine months ended September 30, 2006, as well as an increase in occupancy rate from 97.6% for the nine months ended September 30, 2005 to 99.3% for the nine months ended September 30, 2006 at The Venetian. The Venetian generated revenue per available room of $236 for the nine months ended September 30, 2006, as compared to $220 for the nine months ended September 30, 2005.

Food and beverage revenues were $138.2 million for the nine months ended September 30, 2006, an increase of $31.2 million as compared to $107.0 million for the nine months ended September 30, 2005. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $26.7 million due to increased group business resulting primarily from additional meeting space at the property.

Convention, retail and other revenues were $94.2 million for the nine months ended September 30, 2006, an increase of $19.0 million as compared to $75.2 million for the nine months ended September 30, 2005. The increase is primarily attributable to $8.8 million of additional revenues from The Sands Expo Center and $7.6 million in revenues associated with the Blue Man Group and the Phantom of the Opera performances, which began in the fourth quarter of 2005 and third quarter of 2006, respectively.

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
			Percent
	2006	2005	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$655,548	$456,399	43.6%
Rooms	65,386	61,218	6.8%
Food and beverage	67,409	55,551	21.3%
Convention, retail and other	48,281	41,879	15.3%
Provision for doubtful accounts	12,003	7,031	70.7%
General and administrative	170,197	143,377	18.7%
Corporate expense	40,859	27,395	49.1%
Rental expense	10,893	11,086	−1.7%
Pre-opening expense	21,157	1,364	1,451.1%
Development expense	22,997	16,663	38.0%
Depreciation and amortization	76,176	68,784	10.7%
Loss on disposal of assets	1,920	1,527	25.7%

Total operating expenses	$1,192,826	$892,274	33.7%

Operating expenses were $1.19 billion for the nine months ended September 30, 2006, an increase of $300.6 million as compared to $892.3 million for the nine months ended September 30, 2005. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating businesses in Macao and to a lesser extent in Las Vegas, as more fully described below:

Casino department expenses were $655.5 million for the nine months ended September 30, 2006, an increase of $199.1 million as compared to $456.4 million for the nine months ended September 30, 2005. Of the increase in casino expenses, $139.8 million was due to the 39% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. The remaining increase was primarily attributable to the additional payroll related expenses related to the continued growth of our operations at The Sands Macao.

Food and beverage expense increased $11.9 million and convention, retail and other expense increased $6.4 million. These increases were primarily due to the associated increase in the respective revenue categories as noted above.

The provision for doubtful accounts was $12.0 million for the nine months ended September 30, 2006, compared to $7.0 million for the nine months ended September 30, 2005. The prior year amount includes a $1.8 million recovery that did not recur during the nine months ended September 30, 2006. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses were $170.2 million for the nine months ended September 30, 2006, an increase of $26.8 million as compared to $143.4 million for the nine months ended September 30, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao as well as $5.4 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R.

Corporate expense for the nine months ended September 30, 2006 was $40.9 million, an increase of $13.5 million as compared to $27.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to $13.3 million of payroll related and other operating expenses as we increase our headcount in the corporate area to support our continued expansion activities, $1.3 million related to stock offering costs associated with a sale by certain trusts established for the benefit of our principal stockholder and his family in a secondary public offering of stock in March 2006 and $3.9 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R, partially offset by a $5.0 million charitable contribution that was made in the first quarter of 2005 that did not recur in 2006.

Pre-opening and development expenses were $21.2 million and $23.0 million, respectively, for the nine months ended September 30, 2006, compared to $1.4 million and $16.7 million, respectively, for the nine months ended September 30, 2005. Pre-opening expenses for the nine months ended September 30, 2006 were primarily related to The Venetian Macao project and the expansion of The Sands Macao. Development expenses for the nine months ended September 30, 2006 were primarily related to our activities in Singapore, Pennsylvania, and Europe. We expect that pre-opening and development expenses will continue to increase as we progress with The Venetian Macao and Cotai projects in Macao, The Palazzo in Las Vegas and The Marina Bay Sands in Singapore, as well as continue our pursuit of development opportunities on Hengqin Island, in Pennsylvania and elsewhere.

Depreciation and amortization expense for the nine months ended September 30, 2006 was $76.2 million, an increase of $7.4 million as compared to $68.8 million for the nine months ended September 30, 2005. The increase was primarily due to additional depreciation expense as a result of capital improvements at The Venetian and The Sands Macao offset by $5.3 million of cumulative depreciation expense related to litigation settlements recorded during the nine months ended September 30, 2005.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2006	2005
	(In thousands, except for percentages)

Interest cost	$148,097	$91,193
Less: Capitalized interest	(57,654)	(15,544)

Interest expense, net	$90,443	$75,649

Cash paid for interest	$141,614	$80,635
Average total debt balance	$2,505,744	$1,514,497
Weighted average interest rate	7.9%	5.1%

Interest expense, net of amounts capitalized, was $90.4 million for the three months ended September 30, 2006, an increase of $14.8 million as compared to $75.6 million for the three months ended September 30, 2005. This increase is attributable to increases in interest rates and our average long-term debt balances resulting primarily from the completion of the $2.50 billion Macao Credit Facility, in May 2006, to support our development activities in Macao and the $1.39 billion dollar Singapore bridge facility, in August 2006, to support the development of the Marina Bay Sands. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $57.7 million of interest during the nine months ended September 30, 2006, compared to $15.5 million of capitalized interest during the nine months ended September 30, 2005. We expect capitalized interest will continue to increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates and as we increase our construction activities on the Cotai Strip and in Singapore.

Other Factors Effecting Earnings

Interest income for the nine months ended September 30, 2006 was $46.3 million, an increase of $23.1 million as compared to $23.2 million for the nine months ended September 30, 2005. The increase was attributable to additional invested cash balances, primarily from our borrowings under the Senior Secured Credit Facility and the Macao Credit Facility.

Our effective income tax rate for the nine months ended September 30, 2006 was 9.6%. The effective income tax rate for the 2006 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax holiday in Macao on gaming operations, which is set to expire at the end of 2008. The effective tax rate was (10.4)% for the nine months ended September 30, 2005 primarily due to the tax benefit associated with the loss on early retirement of debt in the 2005 period, as well as the application of the aforementioned Macao income tax holiday.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)

Net cash provided by (used in) operations	$(370,835)	$428,197

Investing cash flows:
Capital expenditures	(1,286,892)	(582,155)
Change in restricted cash	(652,073)	(208,461)

Net cash used in investing activities	(1,938,965)	(790,616)

Financing cash flows:
Dividends to shareholders	—	(21,052)
Repayments of long-term debt	(130,983)	(968,672)
Proceeds of long term-debt	2,521,332	772,222
Other	(44,638)	(125,074)

Net cash provided by (used in) financing activities	2,345,711	(342,576)

Effect of exchange rate on cash	952	—

Net increase (decrease) in cash and cash equivalents	$36,863	$(704,995)

Cash Flows — Operating Activities

The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. Net cash used by operating activities for the nine months ended September 30, 2006 was $370.8 million, a decrease of $799.0 million as compared to the net cash provided by operating activities of $428.2 million for the nine months ended September 30, 2005. The primary factor contributing to the net cash used by operating activities was a one-time $810.8 million land concession payments made to the Singapore government for the Marina Bay Sands project in conjunction with the signing of the development agreement.

Cash Flows — Investing Activities

Capital expenditures for the nine months ended September 30, 2006 totaled $1.29 billion. This includes $810.7 million for construction and development activities in Macao, $345.9 million for construction and development activities at The Palazzo, $80.1 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas, $41.8 million for corporate activities and $8.4 million for construction and development activities in Singapore.

Restricted cash increased $652.1 million for the nine months ended September 30, 2006, primarily as a result of adding $717.2 million in net restricted cash from the Macao credit facility to be used for Macao related construction.

Cash Flows — Financing Activities

For the nine months ended September 30, 2006, net cash flows provided from financing activities were $2.35 billion. The net increase was primarily attributable to net borrowings of $1.30 billion under the Macao Credit Facility, $866.2 million under the Singapore Credit Facility, $229.1 million under the Senior Secured Revolving

Facility and $51.0 million from the Phase II Mall Construction Loan, offset by the repayment of the $50.0 million credit facility of Venetian Venture Development Intermediate Limited.

Capital and Liquidity

As of September 30, 2006 and December 31, 2005, we held unrestricted cash and cash equivalents of $493.7 million and $456.8 million, respectively. We expect to fund our operations, capital expenditures at The Venetian, The Sands Expo Center and The Sands Macao (other than The Sands Macao expansion construction) and debt service requirements from existing cash balances, operating cash flow and borrowings under our Las Vegas and Macao revolving credit facilities. We have a $450.0 million senior secured revolving credit facility in Las Vegas and a $500.0 million senior secured revolving credit facility in Macao for working capital needs, of which $189.9 million and $500.0 million, respectively, were available as of September 30, 2006.

We are constructing The Palazzo and plan to continue work on The Palazzo during the remainder of 2006. We currently estimate that construction will be completed in the fall of 2007 and that our cost to develop and construct The Palazzo could reach as high as approximately $1.85 billion (exclusive of land), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect that additional capital expenditures will be required to build out stores and restaurants located in The Palazzo. As of September 30, 2006, we had paid approximately $852.3 million in design, development and construction costs for The Palazzo. We intend to use $361.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility and $200.0 million from the Term B Delayed Draw Facility from the Senior Secured Credit Facility, $191.5 million of proceeds from the Phase II Mall Construction Loan, cash on hand, borrowings under the Revolving Facility under the Senior Secured Credit Facility and operating cash flow to fund the remaining development and construction costs for The Palazzo (including the Phase II mall) and to pay related fees and expenses.

On May 25, 2006, two of our subsidiaries, VML US Finance LLC (the “Borrower”) and Venetian Macau Limited, as guarantor, entered into a credit agreement (the “Macao Credit Facility”) for the funding of The Sands Macao expansion, and partial funding for the construction of The Venetian Macao and some other Cotai Strip developments. The Macao Credit Facility consists of a $1.2 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of September 30, 2006, $1.3 billion has been drawn under the Macao Term B Facility and the Macao Local Term Facility. As of September 30, 2006, no amounts are outstanding under the Macao Revolving Facility and no amounts have been drawn under the Macao Term B Delayed Draw Facility. In addition, the majority of The Sands Macao’s cash flows are expected to be used to finance a portion of the construction of The Venetian Macao and certain other Macao developments.

We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.3 billion (exclusive of the land concession payment, which is still under negotiation). Although we have not yet finalized our estimate of the costs of our other Cotai Strip developments, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will have to incur additional debt to finance completion of The Venetian Macao and our Cotai Strip developments. Under the Macao Credit Facility, the Company is required to secure the land concession in order to fully draw against the facility. If we are unable to complete The Venetian Macao land concession negotiations within a specified period of time, we will not be able to draw any further funds from the Macao Credit Facility in order to fund construction activities and we will have to seek additional financing for this purpose.

On August 18, 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into agreements (together, the “Singapore Credit Facility”) providing for a SGD$1.1 billion (approximately US$696.0 million at exchange rates in effect on September 30, 2006) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD$1.1 billion (approximately US$696.0 million at exchange rates in effect on September 30, 2006) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD$788.6 million (approximately US$497.1 million at exchange rates in effect on September 30, 2006) facility and a SGD$315.4 million (approximately US$198.9 million at exchange rates in effect on

September 30, 2006) delayed draw facility. The Singapore Term Loan consists of a funded SGD$596.0 million (approximately US$375.7 million at exchange rates in effect on September 30, 2006) facility, a SGD$315.4 million (approximately US$198.9 million at exchange rates in effect on September 30, 2006) delayed draw facility, and a SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) facility to provide bank guarantees for a security deposit required to be delivered to the STB under the Development Agreement. As of September 30, 2006, SGD$788.6 million (approximately US$497.1 million at exchange rates in effect on September 30, 2006) has been drawn on the Singapore Floating Rate Notes, SGD$596.0 million (approximately US$375.7 million at exchange rates in effect on September 30, 2006) has been drawn on the Singapore Term Loan, and SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) under the Singapore Term Loan has been committed to provide a guarantee for a security deposit required to be delivered to the STB under the Development Agreement. The Singapore Credit Facility matures in August 2008.

We currently expect the cost to develop and construct the Marina Bay Sands will be approximately $3.60 billion, inclusive of the land premium, taxes and other fees previously paid. We entered into the Singapore Credit Facility to satisfy near-term development costs and some of our obligations under the Development Agreement. We intend to obtain long-term financing in an amount necessary to fund the construction of the Marina Bay Sands.

Aggregate Indebtedness and Other Known Contractual Obligations

As of September 30, 2006, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the repayment of the $50.0 million Venetian Intermediate Credit Facility, the additional borrowing of $229.1 million on the Senior Secured Credit Facility — Revolving Facility, the borrowing of $1.30 billion on the Macao Credit Facility, the borrowing of approximately $872.8 million on the Singapore Credit Facility and the additional borrowing of $51.0 million on the Phase II Mall Construction Loan. The following table reflects the impact of the foregoing:

	Payments due by Period
	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(In thousands)

Long-Term Debt Obligations
Senior Secured Credit Facility — Revolving Facility(1)	$—	$—	$260,129	$—	$260,129
Macao Credit Facility — Term B(2)	—	15,000	24,000	1,161,000	1,200,000
Macao Credit Facility — Local Term(2)	—	31,250	68,750	—	100,000
Singapore Credit Facility — Term Loan(3)	—	375,716	—	—	375,716
Singapore Credit Facility — Facility Rate Notes(3)	—	497,133	—	—	497,133
Venetian Intermediate Credit Facility(4)	—	—	—	—	—
Variable interest payments(5)	163,438	281,638	203,501	127,037	775,614

Total	$163,438	$1,200,737	$556,380	$1,288,037	$3,208,592

(1)	Amount represents the additional $229.1 million borrowed during 2006. The Revolving Facility matures on August 20, 2010 and has no interim amortization.

(2)	Amount represents the borrowings under the Macao Credit Facility, which consists of a $1.20 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B

Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of September 30, 2006, no amounts are outstanding under the Macao Revolving Facility and no amounts have been drawn under the Macao Term B Delayed Draw Facility. The Macao Revolving Facility and the Macao Local Term Facility have a five year maturity. The Macao Term B Delayed Draw Facility and the Macao Term B Facility mature in six and seven years, respectively. The Macao Term B Delayed Draw Facility and the Macao Term B Facility are subject to nominal amortization for the first five and six years, respectively, with the remainder of the loans payable in four equal installments in the last year immediately preceding their respective maturity dates. Following the substantial completion of The Venetian Macao, the Macao Local Term Facility is subject to annual amortization in an amount of approximately $6.3 million per annum, with the remainder of the loan payable in four equal installments in the last year immediately preceding the maturity date.

(3)	Amount represents the borrowings under the Singapore Credit Facility, which consists of a SGD$1.10 billion (approximately US$696.0 million at exchange rates in effect on September 30, 2006) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD$1.10 billion (approximately US$696.0 million at exchange rates in effect on September 30, 2006) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD$788.6 million (approximately US$497.1 million at exchange rates in effect on September 30, 2006) facility and a SGD$315.4 million (approximately US$198.9 million at exchange rates in effect on September 30, 2006) delayed draw facility. The Singapore Term Loan consists of a funded SGD$596.0 million (approximately US$375.7 million at exchange rates in effect on September 30, 2006) facility, a SGD$315.4 million (approximately US$198.9 million at exchange rates in effect on September 30, 2006) delayed draw facility, and a SGD$192.6 million (approximately US$121.4 million at exchange rates in effect on September 30, 2006) facility to provide bank guarantees in relation to a security deposit required to be delivered to the STB under the Development Agreement. The Singapore Credit Facility matures in full on August 22, 2008.

(4)	This credit facility was repaid during the nine months ended September 30, 2006.

(5)	Amount represents the incremental increase in interest payments based on the changes in long-term debt obligations noted above.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than simple interest rate caps. During 1997, we entered into operating lease arrangements with the HVAC provider. Under the terms of these operating lease agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payment obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements was $18.8 million as of September 30, 2006, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreements based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.

Restrictions on Distributions

We are a parent company with limited business operations. Our main assets are the stock and membership interests of our subsidiaries. The debt instruments of our principal operating subsidiary, Las Vegas Sands, LLC, contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands, LLC. In particular, the Senior Secured Credit Facility prohibits Las Vegas Sands, LLC from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands, LLC may make certain distributions to us to cover taxes and certain reasonable and customary operating costs. In addition, Las Vegas Sands, LLC may make distributions to us in order to enable us to pay dividends on our common stock so long as construction of The Palazzo is substantially complete and certain financial leverage tests are satisfied, which distributions may not exceed $25.0 million or $50.0 million during any twelve-month period depending on our financial leverage ratio at the time of such distributions.

In addition, the debt instrument of our subsidiary, Phase II Mall Subsidiary, LLC (the “Phase II Mall Subsidiary”), restricts the payment of dividends and distributions to us. Subject to limited exceptions, the Phase II Mall Construction Loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions to us, or making investments in us, other than tax distributions and a limited basket amount.

The debt instruments of our subsidiaries, including the Macao credit facility for the construction of The Venetian Macao and the Singapore Credit Facility for the construction of the Marina Bay Sands contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell some or all of our assets or the assets of the applicable company without prior approval of the lenders or noteholders. Financial covenants included in our Senior Secured Credit Facility and our Macao credit facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino resorts in Las Vegas and Macao;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon three properties in two markets for all of our cash flow;

•	new developments, construction and ventures, including The Palazzo, The Venetian Macao and other Cotai Strip developments, and the Marina Bay Sands in Singapore;

•	our ability to obtain sufficient funding for our developments on the Cotai Strip and in Singapore;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore, the United Kingdom and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao;

•	increased competition and other planned construction projects in Macao; and

•	any future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the years ending September 30:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value(1)
	(Dollars in millions)

LIABILITIES
Short-term debt
Variable rate	$6.4	—	—	—	—	—	$6.4	$6.4
Average interest rate(2)	8.9%	—	—	—	—	—	8.9%	8.9%
Long-term debt
Fixed rate	—	—	—	—	—	$250.0	$250.0	$243.8
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	6.8%
Variable rate	—	$1,057.2	$52.3	$315.1	$1,190.3	$1,161.0	$3,775.9	$3,775.9
Average interest rate(2)	—	5.5%	7.4%	7.1%	7.1%	8.1%	7.0%	7.0%
Cap Agreement(3)	—	$0.2	$0.8	—	—	—	$1.0	$1.0
Average interest rate	—	—	—	—	—	—	—	—

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

3.	As of September 30, 2006, we have five interest rate cap agreements with a fair value of $1.0 million based on a quoted market value from the institution holding the agreements.

Borrowings under the Senior Secured Credit Facility bear interest at our election at either LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million Phase II Mall Construction Loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum. Borrowings under the Interface Mortgage Loan bear interest at an interest rate equal to LIBOR plus 3.75%. Borrowings under the Macao Credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.75% per annum or at an alternative base rate plus 1.75% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore Credit Facility bear interest at the Singapore SWAP Offer Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding and a spread of 1.60% per annum during the second twelve months that amounts are outstanding.

Foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2006, but may be in future periods in relation to activity associated with our Macao and Singapore subsidiaries. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources”.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2006 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Item 1A — Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6 —	Exhibits

List of Exhibits

Exhibit
No.	Description of Document

10.1	Facility Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., Goldman Sachs (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea — Chinese Banking Corporation Limited and the financial institutions listed therein as Original Lenders.
10.2	Purchase Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., the Purchasers named therein, Las Vegas Sands Corp., Goldman Sachs (Singapore) Pte. and DBS Bank Ltd.
10.3	Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd.
10.4	Third Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 26, 2006, by and among Venetian Casino Resort, LLC, Lido Casino Resort, LLC, Phase II Mall Subsidiary, LLC, Grand Canal Shops II, LLC, and Interface Group-Nevada, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

November 8, 2006

By:	/s/ Robert P. Rozek
Robert P. Rozek
Senior Vice President and Chief Financial Officer

November 8, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Facility Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., Goldman Sachs (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea — Chinese Banking Corporation Limited and the financial institutions listed therein as Original Lenders.
10.2	Purchase Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., the Purchasers named therein, Las Vegas Sands Corp., Goldman Sachs (Singapore) Pte. and DBS Bank Ltd.
10.3	Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd.
10.4	Third Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 26, 2006, by and among Venetian Casino Resort, LLC, Lido Casino Resort, LLC, Phase II Mall Subsidiary, LLC, Grand Canal Shops II, LLC, and Interface Group-Nevada, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.