Form 10-K
period 2006-12-31
LAS VEGAS SANDS CORP
filed 2007-02-28
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,218,219,702 based on the closing sale price on that date as reported on the New York Stock Exchange.

     The Company had 354,682,930 shares of common stock outstanding as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2007 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

ii

PART I

ITEM 1. — BUSINESS

Overview

Las Vegas Sands Corp. and its subsidiaries (“we” or the “Company”) own and operate The Venetian Resort Hotel Casino (also referred to as “The Venetian”) and The Sands Expo and Convention Center (also referred to as “The Sands Expo Center”) in Las Vegas, Nevada, and The Sands Macao Casino (also referred to as “The Sands Macao”) in Macao, China. We are also in the process of developing additional integrated resorts and properties in Las Vegas and Macao, including The Palazzo Resort Hotel Casino (also referred to as “The Palazzo”), which will be adjacent to and connected with The Venetian, The Venetian Macao Resort Hotel Casino (also referred to as “The Venetian Macao”) and other casino resort properties on the Cotai StripTM in Macao. We recently were awarded licenses to develop Marina Bay Sands, an integrated resort in Singapore, and Sands Bethworks in Bethlehem, Pennsylvania. We also are exploring other integrated resort opportunities in Asia, Europe and the United States.

Our Company

Las Vegas Sands Corp. was incorporated as a Nevada corporation in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Immediately prior to our initial public offering in December 2004, we acquired 100% of the capital stock of Las Vegas Sands, Inc., a Nevada corporation and the direct or indirect owner and operator of The Venetian, The Sands Expo Center and The Sands Macao, by merging Las Vegas Sands, Inc. with and into our wholly-owned subsidiary, with Las Vegas Sands, Inc. as the surviving subsidiary. Las Vegas Sands, Inc. was incorporated in Nevada in April 1988. In July 2005, Las Vegas Sands, Inc. was converted into a limited liability company and changed its name to Las Vegas Sands, LLC.

Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Our telephone number at that address is (702) 414-1000. Our website address is www.lasvegassands.com. The information on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”

We review the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo Center and The Palazzo (currently under construction) and (2) Macao, which includes The Sands Macao, The Venetian Macao (currently under construction) and other development projects. In addition, Singapore, which includes the Marina Bay Sands (currently in development), will be reported as a separate segment. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Segment Information.”

Operations

The Venetian

The Venetian opened in May 1999. The Venetian currently has 4,027 single and multiple bedroom suites situated in a 3,014 suite 35-story, three-winged tower rising above the casino and the 1,013 suite, 12-story Venezia tower situated above a parking garage. During 2006, the average daily room rate at The Venetian was $239 and the average daily occupancy was 98.7%.

The casino at The Venetian has approximately 120,000 gross square feet of gaming space and is situated adjacent to the hotel lobby. The Venetian casino floor is accessible from each of the hotel, The Grand Canal Shops mall, The Congress Center, The Sands Expo Center and the Las Vegas Strip. The Venetian casino and its adjacent amenities are stylized with architectural and interior design features reminiscent of Venice’s Renaissance era. The gaming facilities include approximately 1,700 slot machines of various denominations, including popular multi-property, linked progressive games and a sportsbook room. The Venetian casino’s 135 table games feature the traditional games of blackjack, craps, baccarat and roulette, Asian games such as Pai Gow and Pai Gow Poker, and popular progressive table games such as Caribbean Stud and Let It Ride. Our new poker room opened in April 2006 with 39 poker tables, as well as convenient food service for players. For its premium customers, The Venetian recently expanded its gaming salon, which includes baccarat, blackjack and roulette. This facility provides Asian influenced private dining rooms, direct access to private cash-out windows at the casino cage and direct access to the casino’s credit department.

The Venetian also contains numerous restaurants and two food courts (the majority of which were sold to General Growth Partners (“GGP”) as part of The Grand Canal Shops mall sale in 2004), and a theater/entertainment complex. In October 2005, the Blue Man Group performance art production opened in a new theater at The Venetian. The Broadway musical “Phantom-The Las Vegas Spectacular” opened in a new state-of-the-art theater in June 2006. In October 2006, we opened an additional show, “Gordie Brown at The Venetian.” In addition, The Venetian also provides a variety of amenities for its guests, including the Canyon Ranch Spa, which is operated by Canyon Ranch.

The Venetian has an exhibition space that houses the Guggenheim Hermitage Museum, an art museum featuring masterpiece collections from the Guggenheim Museum in New York, the State Hermitage Museum in St. Petersburg, Russia and other museums.

The Sands Expo Center and The Congress Center

With approximately 1.2 million gross square feet of exhibit and meeting space, including four exhibit halls and approximately 20 meeting rooms, The Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage). We also own and operate The Congress Center, an approximately 1.1 million gross square foot meeting and conference facility that links The Sands Expo Center and the rest of The Venetian. The Congress Center includes extensive ballroom facilities, a meeting complex and an exhibition hall. Together, The Sands Expo Center and The Congress Center offer approximately 2.3 million gross square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows. Management believes that these combined facilities, together with the on-site amenities offered by The Venetian, offer a flexible and expansive space for large-scale trade shows and conventions.

Management markets The Congress Center to complement the operations of The Sands Expo Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of The Sands Expo Center’s events. Events at The Sands Expo Center and The Congress Center typically take place during the week when Las Vegas hotels and casinos experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peak. Our goal is to draw from attendees and exhibitors at The Sands Expo Center and The Congress Center to maintain mid-week demand at the hotel from this higher budget market segment, when room demand would otherwise be derived from the mid-week lower-budget tour and travel group market segment. In 2006, approximately 1.1 million visitors attended trade shows and conventions at The Sands Expo Center during approximately 160 show days.

The Sands Macao

We own and operate The Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between the Gonbei border gate and the central business district. This location provides The Sands Macao primary access to a large customer base, particularly the approximately 6.6 million visitors who arrived in Macao by ferry in 2006. The Sands Macao includes approximately 229,000 square feet of gaming facilities. The Sands Macao has approximately 790 table games, including baccarat, Sic-Bo, Fan-Tan, 3 card baccarat, 3 card poker, stud poker, blackjack and roulette, and approximately 1,380 slot machines or similar electronic gaming devices. The Sands Macao also includes numerous restaurants, a spacious Paiza Club offering services and amenities to premium customers, luxurious VIP suites and spa facilities, private VIP gaming room facilities, a theater and other high end services and amenities. We are currently building The Sands Macao hotel tower which will consist of approximately 240 additional rooms and is expected to open in September 2007.

United States Development Projects

The Palazzo

We are building The Palazzo, which will be situated adjacent to and north of The Venetian. The Palazzo will be directly connected to both The Venetian and The Sands Expo Center and to a pedestrian bridge over Sands Avenue to the sidewalk adjacent to the Wynn Las Vegas resort. The Palazzo is scheduled to open in fall 2007. The Palazzo hotel will be a 50-floor luxury tower with approximately 3,025 suites and will include over 375 concierge-level suites. The Palazzo will also include an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet (the “Phase II mall”).

The casino at The Palazzo is expected to cover approximately 105,000 square feet and have approximately 120 table games and 1,350 slot machines. The Palazzo’s casino will be differentiated from The Venetian’s casino in terms of look, feel and experience. The Palazzo casino’s design is also expected to attract a large number of walk-in players given its proximity to both The Venetian and the Las Vegas Strip. The Palazzo casino’s table games will feature the traditional games of blackjack, craps, baccarat and roulette, Asian games such as Pai Gow and Pai Gow Poker, and progressive table games such as Caribbean Stud and Let It Ride. The Palazzo’s casino will target high-end table games customers and premium slot customers, and will feature a high-end slot area with special products and services. The casino at The Palazzo will be accessible from each of The Palazzo’s hotel, the Phase II mall, The Congress Center, The Sands Expo Center and the Las Vegas Strip. The Palazzo also will include a theater that is expected to host a major production or Broadway show.

We have contracted to sell the Phase II mall to GGP at its completion. The Phase II mall will connect directly with The Grand Canal Shops mall and will offer approximately 450,000 net leasable square feet of shopping, dining and entertainment space in two levels located within The Palazzo’s main structure, between the casino level and the hotel tower. Visitors and guests will be able to access the Phase II mall from several different locations, including from the Las Vegas Strip, The Palazzo’s hotel and casino, The Grand Canal Shops mall, The Sands Expo Center and The Congress Center.

We are in the early stages of constructing a high rise residential condominium tower which will consist of approximately 270 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008 at an estimated cost ranging from $600.0 million to $700.0 million.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that our subsidiary, Sands Bethworks Gaming, LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. The award of the license is subject to appeals and the actual license will be awarded after the appeal period ends. We intend to develop a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In its first phase, the 124-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 3,000 slot machines, and a variety of dining options. An additional 2,000 slot machines will be added in a subsequent phase. The complex is also expected be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We currently expect the cost to develop and construct the Sands Bethworks will be approximately $600.0 million and expect to open the complex in 2008.

Macao Development Projects

The Cotai Strip

We are building The Venetian Macao on the Cotai Strip. The Venetian Macao will be an all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. The

Venetian Macao will also feature a 39-floor luxury hotel tower of approximately 3,000 suites, approximately 1.0 million square feet of retail and dining offerings, and a convention center and meeting room complex of approximately 1.2 million square feet. The Venetian Macao is scheduled to open in summer 2007.

In addition to the development of The Venetian Macao, we are developing multiple other properties on the Cotai Strip. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (which we refer to as parcels 1, 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions and amenities, as well as common public areas. We have commenced construction or pre-construction on all seven parcels of the Cotai Strip. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. More specifically, we intend to develop our Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury apartments, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and approximately 210,000 square feet of upscale retail offerings. We will own the entire development. We have entered into an exclusive non-binding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartments under its Four Seasons brand.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,450 luxury and mid-scale hotel rooms, serviced luxury apartments, a casino and a retail shopping mall. We will own the entire development and have entered into a management agreement with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands. In addition, we are negotiating with Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartments under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,000 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. We will own the entire development and are negotiating with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are each intended to include a two-hotel complex with approximately 3,000 luxury and mid-scale hotel rooms on each parcel, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8. We are currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We are currently negotiating the definitive agreement pursuant to which we will partner with this developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. We are currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,600 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

The casino at The Venetian Macao is currently planned to have approximately 850 table games and 4,100 slot machines when it opens in summer 2007, and is designed to have a final capacity of approximately 1,150 table games and 7,000 slot machines. The Four Seasons resort is currently planned to feature approximately 130 table games and 400 slot machines. The casinos on parcels 3, 5, 6, 7 and 8 are each currently planned to include approximately 325 table games and 1,750 slot machines. Upon completion, our developments on the Cotai Strip are currently planned to feature total gaming capacity of approximately 2,900 table games and 16,000 slot machines.

In February 2007, we received the final draft of the land concession agreement from the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which we are building The Venetian Macao and the Four Seasons hotel. We have accepted the conditions of the draft land concession and have made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, we will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.4 billion (exclusive of the aggregate land concession payment of $323.7 million for parcels 1, 2 and 3). During May 2006, our subsidiary, Venetian Macau Limited, and its subsidiaries (“VML”) obtained a $2.5 billion credit facility to fund The Sands Macao expansion and to partially fund the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. Currently, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will need to arrange additional debt financing to finance those costs as well.

We do not yet have all the necessary Macao government approvals that we will need in order to develop the Cotai Strip developments. We have commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these other Cotai Strip properties. As of December 31, 2006, we have invested approximately $100.0 million in our other Cotai Strip properties.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip, but within mainland China. The Company is actively preparing design concepts for the destination resort. On January 10, 2007, the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. We have interfaced with this committee and are actively working with the committee as we continue to advance our plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (“STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort that includes three 54-story hotel towers (totaling approximately 2,600 suites) linked at their roofs by a Skypark with pools, cafes and other recreation facilities, a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an approximately 150,000 square foot Art/Science museum. We expect the cost to develop and construct the Marina Bay Sands integrated resort will be approximately $3.6 billion, inclusive of the land premiums, taxes and other fees. The Marina Bay Sands is expected to open in 2009.

United Kingdom Development Projects

In December 2006, the Company announced that one of its affiliates and Cantor Gaming, an affiliate of the global financial services company Cantor Fitzgerald, have agreed to launch an online casino and poker site initially aimed at serving the United Kingdom market. Cantor Gaming will provide an online casino and poker destination featuring Las Vegas Sands’ brands. The site will offer casino games, including blackjack, roulette, baccarat, video poker, slots and online poker. The offering will be part of a full end-to-end gaming service, including customer age and location verification, online payment processing and customer services. The site is expected to be launched during the second quarter of 2007. The site will be hosted, and the operator will be licensed, in compliance with the laws of Alderney, British Channel Islands. It will not accept U.S. customers.

The United Kingdom government recently announced that the country’s first regional super casino would be built in Manchester. A tender process for the operator of that facility is to be undertaken and we intend to participate in the tender process. In addition, we have existing agreements to develop and lease gaming and entertainment facilities with Sheffield United and Glasgow Rangers football clubs in the United Kingdom. Our ability to eventually develop and lease gaming and entertainment facilities under these agreements is subject to a number of conditions, including the passage of legislation to expand the number of authorized regional casinos and our ability to obtain a gaming license.

Other Development Projects

We are currently exploring the possibility of operating integrated resorts in additional Asian jurisdictions, the United States and Europe.

The Las Vegas Market

The Las Vegas market has shown consistent growth over both the near and long terms in both visitation and expenditures and has one of the highest hotel occupancy rates of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (“LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate over the last five years, from approximately 35.0 million visitors in 2001 to approximately 38.9 million visitors in 2006. We believe that the growth in the Las Vegas market has been enhanced by:

•	the increased capacity of the city to host large-scale trade shows and conventions;

•	the introduction of large luxury and themed destination resorts in Las Vegas that attract new visitors to Las Vegas while also gaining share from older, smaller and/or undifferentiated resorts; and

•	the increased capacity of McCarran International Airport.

Las Vegas as a Trade Show, Convention and Meeting Destination

According to the LVCVA, Las Vegas has been among the most popular trade show and convention destinations in the United States in recent years. The LVCVA reports that trade show attendance rose from approximately 5.0 million to approximately 6.3 million between 2001 and 2006.

The majority of the room demand from trade show and convention attendees is generated during weekdays while tourist visits to Las Vegas are higher on weekends. As a result, the trade show convention market segments have been specifically targeted as prime avenues for driving mid-week traffic to Las Vegas.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including extensive hotel and motel facilities, three convention centers (the Las Vegas Convention Center (the “LVCC”), the Mandalay Bay Convention Center and The Sands Expo Center), convenient air service from major cities throughout the United States and other countries, and significant entertainment opportunities.

Expanding Hotel Market

Las Vegas has been among the most popular travel destinations in the United States in recent years, with hotel occupancy rates among the highest of any major market in the country. To accommodate this popularity, Las Vegas has experienced a period of rapid hotel development, with the number of hotel and motel rooms in Las Vegas increasing from approximately 126,600 in 2001 to approximately 132,600 in 2006 according to the LVCVA.

Growth of Las Vegas Retail Sector and Non-Gaming Revenues

An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors and increase the spend per visitor. According to the LVCVA, while gaming revenues in Clark County increased from approximately $7.6 billion in 2001 to approximately $10.6 billion in 2006 (a 7.0% compound annual growth rate), non-gaming tourist revenues increased from approximately $24.3 billion in 2001 to approximately $28.8 billion in 2006 (a 3.5% compound annual growth rate). The newer, large luxury and themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment venues, as well as meeting facilities, to their patrons.

Infrastructure Improvements

Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2005 (the last full year for which data is available) visitors to Las Vegas arrived by the following methods of transportation: 47% by air; 53% by ground, including auto, bus and recreational vehicle.

During recent years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from approximately 35.2 million in 2001 to approximately 46.2 million in 2006.

Competition for Our Las Vegas Operations

The hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including with hotels in downtown Las Vegas. The Venetian also competes with a large number of hotels and motels near Las Vegas. Many of our competitors are subsidiaries or divisions of large public companies and may have significant financial and other competitive resources. In particular, the acquisition of Mandalay Resort Group by MGM MIRAGE and the acquisition of Caesars Entertainment, Inc. by Harrah’s Entertainment, Inc. created two of the world’s largest gaming companies as measured by revenues.

Hotel/Casino Properties

Competitors of The Venetian include resorts on the Las Vegas Strip, such as the Bellagio, the Mandalay Bay Resort & Casino, Wynn Las Vegas and Caesars, and properties off the Las Vegas Strip. Several large projects also are expected to open in the next several years. Some of these facilities are or will be operated by companies that may have significant name recognition and financial and marketing resources and may target the same demographic groups as we do.

We also compete with legalized gaming from casinos located on Native American tribal lands. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines, which was limited under the prior compacts. The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as The Venetian could have an adverse effect on our financial condition, results of operations or cash flows.

The hotel/casino operation of The Venetian also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, Internet gaming websites and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could significantly and adversely affect our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers, such as New York, Los Angeles, San Francisco, Chicago and Boston, could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities, by attracting customers close to home and away from Las Vegas, which could adversely affect our financial condition, results of operations or cash flows.

Trade Show and Convention Facilities

Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, The Sands Expo Center and The Congress Center compete with the LVCC, which is located off the Las Vegas Strip and currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, the Mandalay Bay Resort & Casino has nearly 1.0 million square feet of convention space. The MGM Grand Hotel and Casino has a conference and meeting facility of approximately 881,000 square feet and the Mirage has approximately 170,000 gross square feet of meeting space. The Wynn Las Vegas Resort has 200,000 square feet of convention, meeting and reception space and plans to have additional convention space at its proposed Encore facility. The conference and meeting facilities at these hotel resorts are The Congress Center’s primary Las Vegas competition. Boyd Gaming Corporation’s Echelon Place is expected to include approximately 1.0 million square feet of convention and meeting space when it opens in 2010. The LVCC and the Mandalay Bay Convention Center are the primary competitors of The Sands Expo Center. A major expansion project for the LVCC is expected to be completed no earlier than 2010. We believe the LVCC expansion project will make it more competitive with private convention and meeting providers like us. To the extent that any of the competitors of The Venetian can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, The Venetian’s competitive advantage in attracting trade show and convention, conference and meeting attendees could be adversely affected. In addition, other American cities are in the process of developing, or have announced plans to develop, convention center and other meeting, trade and exhibition facilities that may compete with ours.

The Macao Market

Introduction

Macao is regarded as one of the largest and fastest-growing gaming markets in the world. Macao benefits from being the only market in China to offer legalized casino gaming.

Macao as a Gaming and Resort Destination

In May 2004, The Sands Macao became the first Las Vegas-style casino to open in Macao. Our high-quality gaming product has enabled us to capture a meaningful share of the overall market, including the VIP player market segment, in Macao.

Gaming revenues in Macao in 2006 reached a record $6.98 billion, a 22.0% increase over 2005. Visits to Macao were up 17.6% in 2006, compared to 2005. According to Macao government statistics, during 2006, 48.6% of visitors traveling to Macao stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only 1 or 2 nights. We expect this length of stay to increase with increased visitation, the expansion of gaming and non-gaming amenities including retail and entertainment offerings, and the addition of upscale hotel resort accommodations in Macao.

Table games are the dominant form of gaming in Asia. Baccarat is the most popular game, followed by other traditional U.S. and Asian games. Slot machines are offered in Macao, but they are few in number because the structure of the gaming market in Macao has historically favored table gaming. However, with the increase in the mass market gaming in Macao, this is changing and slot machines of international standards are becoming an important feature of the market. We expect the slot machine business to grow in Macao and we intend to continue to introduce more modern and popular products to appeal to the Asian marketplace.

We believe that as new facilities and standards of service are introduced, Macao will become an even more desirable tourist destination. The improved experience of visitors to Macao should lead to longer stays and an increased number of return trips from existing feeder markets and the opening of several new feeder markets. In addition, we believe that a wealthier Chinese middle class will lead to increased travel to Macao and generate increased demand for gaming entertainment and casino resort offerings. We also believe that the combination of less onerous travel restrictions, greater ability of Chinese citizens to bring renminbi (the Chinese currency) to Macao, increasing regional wealth and the opening of world-class facilities will convert Macao from primarily a day-trip market to a multi-day travel destination similar to Las Vegas, where the LVCVA estimates that the average visitor stays approximately three nights.

Proximity to Major Asian Cities

Approximately 1.0 billion people are estimated to live within a three-hour flight from Macao and approximately 3.0 billion people are estimated to live within a five-hour flight from Macao. According to Macao government statistics, 86.0% of the tourists who visited Macao in 2006 came from Hong Kong or mainland China and the dominant feeder markets to Macao have been and continue to be Hong Kong and China. Although the absolute number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 67.2% in 1997 to 31.6% in 2006, while visitors from mainland China made up 54.5% of total visitors in 2006. The number of visitors from mainland China has exhibited significant growth from 1997 to 2006, with a 43.6% compound annual growth rate in the number of visitors for that period. Until recently, mainland Chinese were only permitted to visit Macao as part of a tour group. Now that these travel restrictions have eased for mainland Chinese from most urban centers and economically developed regions, individual travel to Macao is expected to increase, generating increased demand for casino offerings.

Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short period of time, using a variety of methods of transportation, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macao, Zhuhai, Shenzhen or to Hong Kong (followed by a road, ferry or helicopter trip to Macao). The relatively easy access from major population centers promotes Macao as a popular gaming destination in Asia.

Macao draws a significant number of gaming customers from both visitors and residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service. Macao is also accessible from Hong Kong by helicopter. In addition, the proposed bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between central Hong Kong and Macao. The bridge is expected be completed somewhere between 2011 and 2015.

Macao International Airport provides direct air service to many major cities in Asia, such as Manila, Singapore, Taipei, Bangkok, Beijing, Seoul and Shanghai, with links to numerous other major Asian destinations.

The Macao pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macao. However, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. In addition, restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations.

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

SJM holds one of the three concessions. SJM, controlled by Stanley Ho, currently operates 17 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao, with over 40 years of operating experience in Macao. Many of its 17 casinos are relatively small facilities that are offered as amenities in hotels, however a number are large operations enjoying significant recognition by gaming customers in the marketplace. SJM was obligated to invest at least approximately 4.7 billion patacas (approximately $586.8 million at exchange rates in effect on December 31, 2006) by March 31, 2009 under its concession agreement with the government of Macao. SJM’s projects include the Grand Lisboa, the upgrade of the Lisboa Hotel, Macao’s largest hotel which opened in February 2007, the Fisherman’s Wharf entertainment complex, which opened in December 2005, and other projects. In addition, MGM MIRAGE has entered into a joint venture agreement with Stanley Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate two major hotel casino resorts in Macao. Pursuant to this agreement, in April 2005, MGM Grand Paradise Limited, a joint venture between Pansy Ho Chiu-king and MGM MIRAGE, obtained a subconcession allowing it to conduct gaming operations in Macao. The MGM Grand Macau is scheduled to open in the fourth quarter of 2007. The resort will feature approximately 600 rooms, 345 table games, 1,035 slot machines, restaurants and entertainment amenities.

Galaxy Casino Company Limited (“Galaxy”) holds a concession and has the ability to operate casino properties independent of us. Galaxy is obligated to invest at least 4.4 billion patacas (approximately $549.3 million at exchange rates in effect on December 31, 2006) by June 2012 under its concession agreement with the government of Macao. Galaxy currently operates five casinos in Macao. Galaxy’s StarWorld Hotel & Casino opened in October 2006. The property has over 500 hotel rooms and a 140,000 square foot gaming floor with approximately 300 table games and 370 slot machines.

Wynn Resorts (Macau), S.A. (“Wynn Macau”), a subsidiary of Wynn Resorts, Limited, holds the third concession. Wynn Macau opened in September 2006 and includes an approximately 600 room hotel, a casino and other non-gaming amenities. Wynn Macau has announced plans to expand the property to include additional gaming space. In 2006, Wynn Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”) for $900.0 million. The subconcession right permits the PBL affiliate to receive a gaming subconcession from the Macao government.

We will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. We will also encounter competition from other major gaming centers located around the world, such as Australia, New Zealand and Las Vegas, and cruise ships that offer gaming.

Advertising and Marketing

We advertise in many types of media, including television, radio, newspapers, magazines and billboards, to promote general market awareness of The Venetian as a unique vacation, business and convention destination due to our first-class hotel, casino, retail stores, restaurants and other amenities. The Sands Macao also provides advertising and direct marketing of its casino. We actively engage in direct marketing, which is targeted at specific market segments, including the premium slot and table games markets.

Regulation and Licensing

State of Nevada

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).

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

Las Vegas Sands, LLC is licensed by the Nevada Gaming Authorities to operate The Venetian. The gaming license requires the periodic payment of fees and taxes and is not transferable. Las Vegas Sands, LLC is also registered as an intermediary company of Venetian Casino Resort, LLC. Venetian Casino Resort, LLC is licensed as a manufacturer and distributor of gaming devices. Las Vegas Sands, LLC and Venetian Casino Resort, LLC are collectively referred to as the “licensed subsidiaries.” Las Vegas Sands Corp. is registered with the Nevada Commission as a publicly-traded corporation (the “registered corporation”). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We and the licensed subsidiaries possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian. We will apply for all state and local government registrations, approvals, permits and licenses that may be required in order for us to engage in gaming activities at The Palazzo.

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

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with us or the licensed subsidiaries, we would have to sever all relationships with such person. In addition, the Nevada Commission may require us or the licensed subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

We and the licensed subsidiaries are required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all of our and our licensed subsidiaries’ material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.

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

An institutional investor will be deemed to hold voting securities only for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities only for investment purposes. Activities that are deemed consistent with holding voting securities only for investment purposes include:

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

The Nevada Commission may, in its discretion, require the holder of any debt security of a registered corporation to file an application, be investigated and be found suitable to own the debt security of such registered corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 16, 2006, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “shelf approval”). The shelf approval includes prior approval by the Nevada Commission permitting us to place restrictions on the transfer of the membership interests and to enter into agreements not to encumber the membership interests of Las Vegas Sands, LLC. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

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

The sale of alcoholic beverages by the licensed subsidiaries on the casino premises and The Sands Expo Center is subject to licensing, control and regulation by the applicable local authorities. Our licensed subsidiaries have obtained the necessary liquor licenses to sell alcoholic beverages. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon our operations.

Commonwealth of Pennsylvania

Sands Bethworks Gaming is subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board (“PaGCB”).

In December 2005, we submitted a proposal to obtain one of two category 2 “at large” gaming licenses available in Pennsylvania. When the applications were considered by the PaGCB in December 2006, there were five applicants for the two “at large” licenses. On December 20, 2006, we were awarded one of the licenses and a location in the Pocono Mountains was awarded the other category 2 “at large” license. On the same day, two category 2 licenses were awarded to applicants for locations in Philadelphia, one category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded permanent category 1 licenses. The principal difference between category 1 and category 2 licenses is that the former is available only to certain race tracks. A category 1 or category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. Although the PaGCB announced the award of our license on December 20, 2006, we have not been issued the license because the PaGCB stated that the license would not be issued until all appeals were decided. To date, one of the unsuccessful applicants for a category 2 “at large” license has announced its intention to file an appeal, which will be heard by the Pennsylvania Supreme Court. Issuance of the license requires, among other things, the payment of a $50.0 million license fee. Just prior to opening of Sands Bethworks, we will be required to make a deposit of $5.0 million to cover weekly withdrawals of our appropriate share of the cost of regulation and the amount withdrawn must be replenished weekly.

We must notify the PaGCB if we become aware of any proposed or contemplated change of more than 5% of the ownership interests of Sands Bethworks Gaming or of more than 5% of the ownership interests of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, including Las Vegas Sands Corp. The acquisition of more than 20% of the ownership interests of Sands Bethworks Gaming or of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming would be defined as a change of control under applicable Pennsylvania gaming law and regulations. Upon a change of control, the acquirer of the ownership interests would be required to qualify for licensure and to pay a new license fee of $50.0 million. The PaGCB retains the discretion to eliminate the need for qualification and may reduce the license fee upon a change of control. Any acquirer of membership interests in connection with a change of control that is found to be not qualified for licensure must divest its acquired interests within 120 days or the time period specified by the PaGCB.

Macao Concession and Our Subconcession

In June 2002, the Macao government granted a concession to operate casinos in Macao to Galaxy. Galaxy was one of three entities to be granted a casino license in Macao. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including The Sands Macao and The Venetian Macao separately from Galaxy. Under the subconcession agreement, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We are also obligated to operate casino games of chance or games of other forms in Macao and to invest, or cause to be invested, at least 4.4 billion patacas (approximately $549.3 million at exchange rates in effect on December 31, 2006) in various development projects in Macao by June 2009. We have been informed by the Macao government that the construction and development costs of The Sands Macao can be applied to the fulfillment of this total investment obligation. As a result, as of December 31, 2005, we had invested the required amounts. We are currently scheduled to open The Venetian Macao in summer 2007. If we fail to meet the December 2007 deadline under our subconcession, the Macao government has the right, after consultation with our concessionaire, Galaxy, to unilaterally terminate our subconcession to operate The Sands Macao or any of our other casino operations in Macao, without compensation to us. If this occurs, we may lose our right to continue to operate The Sands Macao and our investment to date in the construction of The Venetian Macao. See “— Risk Factors — Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities”

If the Galaxy concession is terminated for any reason, the subconcession will remain in effect. The subconcession may be terminated by agreement between ourselves and Galaxy. Galaxy is not entitled to terminate the subconcession unilaterally. However, the Macao government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. Galaxy will develop hotel and casino projects separately from us. In October 2006, Galaxy opened its StarWorld Hotel & Casino in Macao. The property has over 500 hotel rooms and a 140,000 square foot gaming floor with approximately 300 table games and 370 slot machines.

We are subject to licensing and control under applicable Macao law. We are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information that the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of VML without first obtaining the approval of the Macao gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders’ rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.

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

The Sands Macao was constructed and is operated, and The Venetian Macao Hotel Resort Casino is being constructed and will be operated, under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any potential dispute or conflict relating to our subconcession.

Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all our casino operations and related equipment in Macao will automatically be transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on June 27, 2017, the Macao government may redeem our subconcession by giving us at least one year prior notice and by paying us fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. See “Risk Factors — Risks Associated with Our International Operations — We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right at any time beginning on December 26, 2017.”

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

Under the subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2006). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,454, $18,727 and $125, respectively, at exchange rates in effect on December 31, 2006), subject to a minimum of 45.0 million patacas (or $5.6 million at exchange rates in effect on December 31, 2006). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage will be subject to change in 2010.

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

We have received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2008. See “Risk Factors — Risks Associated with Our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2008.”

Employees

We directly employ approximately 6,300 employees in connection with The Venetian, approximately 180 employees in connection with The Sands Expo Center and approximately 8,800 employees in connection with The Sands Macao. In addition, we hire temporary employees on an as needed basis at The Venetian. The Venetian’s employees are not covered by collective bargaining agreements. Most, but not all, major casino resorts situated on the Las Vegas Strip have collective bargaining contracts covering at least some of the labor force at such sites. We believe that we have good relations with our employees.

The unions currently on the Las Vegas Strip include Local 226 Culinary, Workers Union of the Hotel Employees and Restaurant Employees International Union, the Operating Engineers Union and the Teamsters Union. Prior to and since the opening of The Venetian, Local 226 has requested that we recognize it as the bargaining agent for employees of The Venetian. We have declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel-casino operators have taken a similar position, Local 226 has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants, and investors, objecting to various administrative approvals and picketing. Local 226 has engaged in these types of tactics with respect to The Venetian and may continue to do so. Although we believe we will be able to operate despite such dispute, no assurance can be given that we will be able to do so or that the failure to do so would not result in a material adverse effect on our financial condition, results of operations or cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material impact upon our financial condition, results of operations or cash flows.

We are not aware of any union activity at The Sands Macao.

Certain culinary personnel are hired from time to time for trade shows and conventions at The Sands Expo Center and are covered under a collective bargaining agreement between Local 226 and The Sands Expo Center. This collective bargaining agreement expired in December 2000. As a result, The Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.

Intellectual Property

Our principal intellectual property consists of, among others, the “Sands,” “Venetian,” “Palazzo” and “Paiza” trademarks, all of which have been registered in various classes in the United States. In addition, we have also applied to register the marks “Cotai Strip,” “Macau Strip,” and “Asia’s Las Vegas,” among others, in connection with our development projects in Macao and other marks in connection with our Singapore and Pennsylvania projects. We have also registered and/or applied to register many of our trademarks in various foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are periodically renewed. It is our intent to maintain our trademark registrations.

Agreements Relating to the Malls

The Grand Canal Shops Mall Sale and Lease Agreement

On April 12, 2004, we entered into an agreement with GGP to sell The Grand Canal Shops mall and lease to GGP certain restaurant and other retail space at the casino level of The Venetian for approximately $766.0 million. We completed the sale of The Grand Canal Shops mall on May 17, 2004. In addition, on the same date we leased to GGP 19 spaces on the casino level of The Venetian currently occupied by various retail and restaurant tenants for 89 years with annual rent of one dollar per year, and GGP assumed our interest as landlord under the various space leases associated with these 19 spaces. In addition, on the same date we agreed with GGP to:

•	continue to be obligated to fulfill certain lease termination and asset purchase agreements;

•	lease the Blue Man Group Theater space located within The Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year;

•	lease the gondola retail store and the canal space located within The Grand Canal Shops mall from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.5 million per year; and

•	lease certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual rent of $0.9 million.

The lease payments relating to the Blue Man Group Theater, the canal space within The Grand Canal Shops mall and the office space from GGP are subject to automatic increases of 5% in the sixth lease year and each subsequent fifth lease year.

Development Agreement

A subsidiary of The Palazzo and GGP entered into a development agreement whereby The Palazzo subsidiary agreed to construct the Phase II mall, and GGP agreed to buy 100% of the membership interests in Phase II Mall Subsidiary, LLC, which will own the Phase II mall when it opens, on the terms described below. The Palazzo subsidiary has assigned substantially all of its obligations under the development agreement to Phase II Mall Holding, LLC, but has agreed to remain jointly and severally liable to GGP for all such obligations. The Palazzo subsidiary agreed to substantially complete construction of the Phase II mall (subject to force majeure and certain other delays) no later than the earlier of:

•	36 months after the date when The Palazzo subsidiary receives sufficient permits to begin construction of the Phase II mall; and

•	March 1, 2008.

In the event that the Phase II mall is not substantially completed on or before the stated date, GGP is entitled to receive liquidated damages in the amount of $5,000 per day for the first six months and $10,000 per day for an additional six months after the completion deadline has passed. If substantial completion has not occurred on or before one year after the above deadline, Phase II Mall Holding, LLC and The Palazzo subsidiary will be jointly and severally obligated to pay GGP liquidated damages in the amount of $100.0 million.

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

Insurance.  We and the owner of The Grand Canal Shops mall must also maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.

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

Sale of The Grand Canal Shops mall by GGP.  We have a right of first offer in connection with any proposed sale of The Grand Canal Shops mall by GGP. We also have the right to receive notice of any default of GGP sent by its mortgagee, if any, and the right to cure such default subject to our meeting certain net worth tests.

HVAC Services Agreement and Related Documents

Atlantic-Pacific Las Vegas, LLC, a subsidiary of Thermal Western Holdings, Inc., is the heating, ventilation and air conditioning (“HVAC”) provider to The Venetian, The Sands Expo Center, Venezia tower and The Palazzo

(collectively referred to as the “Property”). Thermal energy (i.e., heating and air conditioning) is provided to the Property by the HVAC provider using certain heating and air conditioning-related and other equipment (the “HVAC Equipment”). In addition, the HVAC provider provides us with other energy-related services. The central HVAC plant is located on land owned by us, which has been leased to the HVAC provider for a nominal annual rent. Except for equipment added since the opening of The Venetian, the HVAC plant and equipment is owned by the HVAC provider, and the HVAC provider has been granted appropriate easements and other rights so as to be able to use the HVAC plant and the HVAC equipment to supply thermal energy to the Property, including The Grand Canal Shops mall. The HVAC provider paid all costs (“HVAC costs”) in connection with the purchase and installation of the HVAC plant and equipment in connection with the original construction of The Venetian, which costs totaled $70.0 million. The HVAC provider has entered into separate service contracts (collectively, the “HVAC service agreements”) with Venetian Casino Resort, LLC (which as amended includes The Palazzo), Interface Group-Nevada, Inc. (“Interface Group-Nevada”) and the owner of The Grand Canal Shops mall, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component that enables the HVAC provider to recover 85% of the HVAC costs over the initial term of the service contracts, with interest at a fixed annual rate of 7.1%. In addition, the users reimburse the HVAC provider for the annual cost of operating and maintaining the HVAC equipment and providing certain other energy related services, and pay the HVAC provider a management fee of $0.7 million per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the owner of The Grand Canal Shops mall is liable for the obligations of each mall tenant. The HVAC service agreements expire in 2009, at which time the users will have the right, but not the obligation, to collectively either extend the term of their agreements for five years (with a second, additional five-year renewal option) each or purchase the HVAC plant and equipment in accordance with purchase provisions set forth in the HVAC service agreements.

ITEM 1A. — RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or cash flows. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel casino resorts, trade shows and conventions and for the type of luxury amenities we offer may be particularly sensitive to downturns in the economy. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fears of war, future acts of terrorism, general economic conditions, disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for the luxury products and leisure services we offer, thus imposing practical limits on pricing and harming our operations.

Our business is sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in Iraq, Afghanistan and elsewhere could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. A substantial number of our customers for The Venetian use air travel to come to Las Vegas. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas, including to The Venetian and The Sands

Expo Center. In addition, developments in the conflicts in Iraq, Afghanistan and elsewhere, and regional issues such as tension between the People’s Republic of China and Taiwan and issues relating to North Korea could have a similar effect on domestic and international travel. Most of our customers travel to reach either The Venetian or The Sands Macao. Only a small amount of our business is generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows.

An outbreak of highly infectious disease could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

In 2003, Taiwan, China, Hong Kong, Singapore and certain other regions experienced an outbreak of a highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome (“SARS”). As a result of the outbreak, there was a decrease in travel to and from, and economic activity in, affected regions, including Macao. In addition, there have been recent fears concerning the spread of an “avian flu” in Asia. Potential future outbreaks of SARS, avian flu or other highly infectious diseases may adversely affect the number of visitors to The Sands Macao, The Venetian, The Sands Expo Center and other properties we are developing in Las Vegas or Macao and our other projects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations or cash flows.

There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.

Our ongoing and future construction projects, such as The Palazzo, The Venetian Macao, Marina Bay Sands and Sands Bethworks, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of The Palazzo, The Venetian Macao, Marina Bay Sands, Sands Bethworks or other projects. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse impact on our financial condition, results of operations or cash flows.

We have not entered into a fixed-price or guaranteed maximum price contract with a single construction manager or general contractor for the construction of The Palazzo, The Venetian Macao or Marina Bay Sands. As a result, we will rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor will put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required to complete The Palazzo, The Venetian Macao, Marina Bay Sands or Sands Bethworks, we may not be able to open or complete these projects, which may have an adverse impact on our business and prospects for growth.

The anticipated costs and completion dates for The Palazzo, The Venetian Macao, Marina Bay Sands, Sands Bethworks and our other projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and more actual construction work is performed. A failure to complete The Palazzo, The Venetian Macao, Marina Bay

Sands, Sands Bethworks or our other projects on budget or on schedule may adversely affect our financial condition, results of operations or cash flows. See “— Risks Associated with our International Operations — We are required to build and open The Venetian Macao and a convention center by December 2007. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Sands Macao or any other facilities developed under the subconcession.”

In May 2006, we entered into a $2.5 billion facility for the partial financing of The Sands Macao expansion, The Venetian Macao and our other Cotai Strip developments. A significant portion of The Sands Macao’s cash flows will also be used to finance the construction of The Venetian Macao. If The Sands Macao’s cash flows and the credit facility are not sufficient, additional equity or debt financings may be needed to finance the remainder of the construction of The Venetian Macao.

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

In addition, the debt agreements to fund the construction of The Palazzo and The Venetian Macao contain significant conditions that must be satisfied in order for us to be able to continue to use the proceeds available under these facilities, including:

•	having sufficient funds available so that construction costs of The Palazzo or The Venetian Macao are “in balance” for purposes of the applicable debt instruments;

•	obtaining various consents and other agreements from third parties, including trade contractors; and

•	other customary conditions.

We expect the cost to develop and construct the Marina Bay Sands integrated resort to be approximately $3.6 billion, inclusive of the land premium, taxes and other fees. In August 2006, MBS entered into agreements providing for approximately $1.44 billion of financing for the Marina Bay Sands. We expect that the construction of the Marina Bay Sands will require significant additional debt and/or equity financings. We cannot assure you that we will obtain all the financing required for the construction and opening of the Marina Bay Sands.

The failure to obtain the necessary financing, or satisfy these funding conditions, could adversely affect our ability to construct The Palazzo, The Venetian Macao, our other planned Cotai Strip developments, Marina Bay Sands, Sands Bethworks and our other development projects.

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

Given that our operations are currently conducted at two properties in Las Vegas and one property in Macao and that a large portion of our planned future development is in Las Vegas and Macao, we will be subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including the risk of typhoons in the South China region or outbreaks of infectious diseases;

•	an increase in the cost of electrical power for our Las Vegas properties as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	changes in the availability of water; and

•	a decline in the number of visitors to Las Vegas or Macao.

Our substantial debt could impair our financial condition, results of operations or cash flows. We may need to incur additional debt to finance our planned construction projects.

We are highly leveraged and have substantial debt service obligations. As of December 31, 2006, we had approximately $4.14 billion of long-term debt outstanding. We expect that our Cotai Strip developments, Marina Bay Sands and Sands Bethworks will be financed in large part by additional debt. See “— There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.”

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

The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take some actions that may otherwise be in our best interests.

Our and our subsidiaries’ current debt instruments contain, and any future debt instruments, including the debt instruments for the financing of our other Cotai Strip developments and Marina Bay Sands, likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries.

Las Vegas Sands, LLC’s Senior Secured Credit Facility and the credit facility for the construction of The Venetian Macao include covenants restricting, among other things, the ability of Las Vegas Sands, LLC or VML, respectively, to:

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

VML’s credit facility for the construction of The Venetian Macao also includes financial covenants, including requirements that VML satisfy:

•	a minimum consolidated EBITDA test for a period of time, and from and after certain construction and operational thresholds are met, a minimum consolidated interest coverage ratio test and a maximum consolidated leverage ratio test; and

•	a maximum consolidated capital expenditure test.

The debt facilities for the Marina Bay Sands contain customary affirmative and negative covenants, including limitations on liens, indebtedness, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The facilities also contain events of defaults, including a nationalization of the Marina Bay Sands, the termination of our Development Agreement with the Singapore Tourism Board, the termination of the lease for the land underlying the Marina Bay Sands or the failure of the Singapore casino license to be awarded.

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

Although we have all-risk property insurance for The Venetian, The Sands Expo Center and The Sands Macao covering damage caused by a casualty loss (such as fire and natural disasters), each policy has certain exclusions. In addition, our property insurance coverage for The Venetian, The Sands Expo Center and The Sands Macao is in an amount that may be significantly less than the expected replacement cost of rebuilding the complex if there was a total loss. Our level of insurance coverage for The Venetian and The Sands Expo Center may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.

We also have builder’s risk insurance for many of our projects in Las Vegas, Macao and Singapore, including The Palazzo, The Venetian Macao, The Sands Macao hotel tower expansion and the Marina Bay Sands. Builder’s risk insurance provides coverage for projects during their construction for damage caused by a casualty loss (such as fire and natural disasters). In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder’s risk insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, delays occasioned by major casualty events may adversely affect our ability to meet the deadlines imposed by the Macao government to complete The Venetian Macao and the convention center we are building in Macao or our expected opening dates for our other projects. We are not insured against this risk.

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

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that the situations in Iraq and Afghanistan, regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

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

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson. Mr. Adelson, William P. Weidner, Bradley H. Stone, Robert G. Goldstein, Robert P. Rozek and Scott D. Henry have each entered into employment agreements. However, we cannot assure you that any of these individuals will remain with us. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We are controlled by a principal stockholder whose interest in our business may be different than yours.

Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members beneficially own approximately 69% of our outstanding common stock. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. Because Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members own more than 50% of the voting power of our company, we are considered a controlled company under the New York Stock Exchange listing standards. As such, the NYSE corporate governance requirements that our board of directors and our compensation committee be independent, do not apply to us. As a result, the ability of our independent directors to influence our business policies and affairs may be reduced. The interests of Mr. Adelson may conflict with your interests.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.

We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements, including Las Vegas Sands, LLC’s Senior Secured Credit Facility and the Macao credit facility, limit or prohibit certain payments of dividends or other distributions to us. We expect that the debt instruments for the financing of our other developments, including our other Cotai Strip developments and Marina Bay Sands in Singapore, will contain similar restrictions.

We are currently in the development stage of several projects that are subject to a variety of contingencies that may ultimately prevent the realization of such plans.

We have several new projects in development, including building and operating six casino resort developments on the Cotai Strip in addition to The Venetian Macao. These projects are subject to a number of contingencies. For example, we cannot assure you that the Macao government will approve our master plan for the development of those Cotai Strip properties or that we will raise all the financing required for the completion of these projects. See “— There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.” In addition, although we expect that several of the hotel properties will be managed or developed by third parties, we cannot assure you that we will reach satisfactory agreements with third parties to manage or develop these properties.

We are also exploring opportunities for casino gaming operations in certain other jurisdictions, such as the United Kingdom, and are also exploring the development of a leisure and convention destination resort on Hengqin Island in China. In a number of jurisdictions, current laws do not permit unlimited licenses for casino gaming of the type we propose to develop or we are competing for a limited number of available licenses. These projects are subject to a number of contingencies, including, but not limited to, adverse developments in applicable legislation, our ability to procure necessary governmental licenses and/or approvals, our ability to reach satisfactory, final agreements with necessary third parties or meet the conditions provided for under those agreements, and our ability to raise sufficient financing to fund such projects. In addition, luxury casino resort projects require substantial amounts of capital.

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

The hotel, resort and casino business in Las Vegas is highly competitive. The Venetian competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Las Vegas Strip and in and near Las Vegas. We also compete, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of our competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than we have. In particular, the acquisition of Mandalay Resort Group by

MGM MIRAGE and the acquisition of Caesars Entertainment Inc. by Harrah’s Entertainment, Inc. created two of the world’s largest gaming companies as measured by revenues.

In addition, various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

We also compete with legalized gaming from casinos located on Native American tribal lands, including those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as The Venetian could have an adverse effect on our results of operations.

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

As a result of the large number of trade shows and conventions held in Las Vegas, The Sands Expo Center and The Congress Center provide recurring demand for mid-week room nights for business travelers who attend these events. The attendance level at the trade shows and conventions that we host contributes to our higher-than-average mid-week occupancy rates. The Sands Expo Center and The Congress Center presently compete with other large convention centers, including convention centers in Las Vegas and other cities. Competition will be increasing for The Congress Center and The Sands Expo Center as a result of planned additional convention and meeting facilities, as well as the enhancement or expansion of existing convention and meeting facilities, in Las Vegas. Also, other American cities are in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities that may materially adversely affect us. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse impact on our financial position, results of operations or cash flows.

The loss of our gaming license or our failure to comply with the extensive regulations that govern our operations could have an adverse effect on our financial condition, results of operations or cash flows.

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us.

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

In addition, Sands Bethworks will be subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board.

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

We have commenced construction on The Palazzo, which will consist of a hotel, casino, dining and entertainment complex, condominium tower and meeting and conference center space on an approximately 14 acre site adjacent to The Venetian. Although we intend to construct The Palazzo with minimal impact on The Venetian, we cannot guarantee that the construction will not disrupt the operations of The Venetian or that it will be implemented as planned. Therefore, the construction of The Palazzo may adversely impact the businesses, operations and revenues of The Venetian. We also cannot assure you that The Palazzo will be as financially successful as The Venetian. If demand for the additional hotel rooms at The Palazzo is not strong, the lack of demand may adversely affect the occupancy rates and room rates realized by us. In addition, because the business concept for The Palazzo is very similar to that of The Venetian, there may not be enough demand to fill the combined hotel room capacity of The Palazzo and The Venetian.

Our failure to substantially complete construction of the Phase II mall by an agreed-upon deadline will result in our having to pay substantial liquidated damages and cause an event of default under our debt instruments.

Under our agreement with GGP, we have agreed to substantially complete construction of the Phase II mall before the earlier of 36 months after the date on which sufficient permits are received to begin construction of the Phase II mall and March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that we do not substantially complete construction of the Phase II mall on or before the earlier of these two dates (as these dates may be extended as described in the preceding sentence), we must pay liquidated damages of $5,000 per day, for up to six months, until substantial completion (increasing to $10,000 per day, for up to the next six months, if substantial completion does not occur by the end of six months after the completion deadline). If substantial completion has not occurred on or before one year after the deadline, we will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II mall by the agreed-upon deadline would constitute an event of default under Las Vegas Sands, LLC’s Senior Secured Credit Facility.

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

We extend credit to a large portion of our customers and we may not be able to collect gaming receivables from our credit players.

We conduct our gaming activities on a credit basis as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

At The Venetian, credit play is significant while at The Sands Macao table games play is primarily cash play. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2006, our table games drop at The Venetian was approximately 62.6% from credit-based guest wagering. These large receivables could have a significant impact on our operating results if deemed uncollectible.

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

Risks Associated with Our International Operations

Conducting business in Macao and Singapore has certain political and economic risks which may affect the financial condition, results of operations or cash flows of our Asian operations.

We currently own and operate a casino in Macao and are developing and plan to operate one or more hotels, additional casinos and convention centers in Macao, including The Venetian Macao. We also plan to own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macao, throughout the rest of China and in Singapore, and by changes in policies of the governments or changes in laws and regulations or the interpretations thereof. Our operations in Macao are, and our operations in Singapore will be, also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely affecting our profitability after tax. Further, the percentage of our gross gaming revenues that we must contribute annually to the Macao authorities is subject to change in 2010. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Current Macao laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macao. However, these laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, that differs from our interpretation, which could have a material adverse effect on our financial condition, results of operations or cash flows. The Marina Bay Sands will be the first gaming facility to open in Singapore following the government’s adoption of gaming legislation in 2005. Accordingly, the laws and regulations relating to gaming and their interpretations are untested.

In addition, our activities in Macao are, and our operations in Singapore will be, subject to administrative review and approval by various government agencies. We cannot assure you that we will be able to obtain all necessary approvals, which may materially affect our long-term business strategy and operations. Macao and Singapore laws permit redress to the courts with respect to administrative actions. However, such redress is largely untested in relation to gaming issues.

We are required to build and open The Venetian Macao and a convention center by December 2007. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Sands Macao or any other facilities developed under the subconcession.

Under our subconcession agreement, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. Construction of The Venetian Macao is subject to significant development and construction risks, including construction, equipment and staffing problems or delays and difficulties in obtaining required materials, licenses, permits and authorizations from governmental regulatory authorities, not all of which have been obtained. Construction projects are subject to cost overruns and delays caused by events not within our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. We have obtained a $2.5 billion credit facility for the financing of The Venetian Macao and our other Cotai Strip developments. In addition, our ability to incur additional debt or to make positive investments in the entity constructing The Venetian Macao is limited under the terms of the debt instruments of Las Vegas Sands, LLC and may prevent us from fulfilling our construction obligations. See “— Risks Related to Our Business — The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take some actions that may otherwise be in our best interests” and “— Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.” We are currently scheduled to open The Venetian Macao in summer 2007. We have received an extension of the original completion deadline from the Macao authorities. Although we believe that we will be able to complete these projects by the December 2007 deadline or obtain another extension of the deadline, if we fail to do so, the Macao government has the right, after consultation with our concessionaire, Galaxy, to unilaterally terminate our subconcession to operate The Sands Macao or any of our other casino operations in Macao, without compensation to us. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We are constructing some of our Cotai Strip properties on land for which we have not yet been granted concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these sites and would not be able to open and operate the projects as planned.

We have not yet obtained land concessions from the Macao government for the sites we refer to as parcels 5, 6, 7 and 8. If we do not obtain land concessions for these sites, we will not be able to open and operate these projects and we could lose all or a substantial part of our investment in these other Cotai Strip properties. As of December 31, 2006, we have invested approximately $100.0 million in these Cotai Strip properties.

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

We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right at any time beginning on December 26, 2017.

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

The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. In addition, we expect competition to increase in the near future from local and foreign casino operators. SJM, which currently operates 17 gaming facilities in Macao, had a commitment to invest at least 4.7 billion patacas (approximately $586.8 million at exchange rates in effect on December 31, 2006) in gaming, entertainment and related projects in Macao by March 31, 2009. These projects include the Grand Lisboa, the upgrade of the Lisboa Hotel, Macao’s largest hotel, the Fisherman’s Wharf entertainment complex, which opened in December 2005, and a number of additional new casino hotel projects. In addition, MGM MIRAGE has entered into a joint venture agreement with Stanley Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate two major hotel-casino resorts in Macao. In April 2005, MGM Grand Paradise Limited, a joint venture between Pansy Ho Chiu-king and MGM MIRAGE, obtained a subconcession allowing it to conduct gaming operations in Macao. The MGM Grand Macau is scheduled to open in the fourth quarter of 2007. The resort will feature approximately 600 rooms, 345 table games, 1,035 slot machines, restaurants and entertainment amenities.

In addition, Wynn Macau, a subsidiary of our competitor, Wynn Resorts, Limited, has also received a concession from the Macao government. Wynn Macau opened in September 2006 and includes an approximately 600-room hotel, a casino and other non-gaming amenities. Wynn Macau has announced plans to expand the property to include additional gaming space. The expansion is scheduled to open by the third quarter of 2007. In 2006, Wynn Macau sold its subconcession right under its gaming concession to an affiliate of PBL for $900 million. The subconcession right permits the PBL affiliate to receive a gaming subconcession from the Macao government.

Under its concession, Galaxy is also obligated to invest 4.4 billion patacas (approximately $549.3 million at exchange rates in effect on December 31, 2006) in development projects in Macao by June 2012. Galaxy currently operates five casinos in Macao. In October 2006, Galaxy’s StarWorld Hotel & Casino opened. The property has over 500 hotel rooms and a 140,000 square foot gaming floor with approximately 300 table games and 370 slot machines.

We will also compete to some extent with casinos located elsewhere in Asia, such as Malaysia’s Genting Highlands, as well as gaming venues in Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Hong Kong, Japan, Taiwan and Thailand. We also expect competition from cruise ships operating out of Hong Kong and other areas of Asia that offer gaming. The proliferation of gaming venues in Southeast Asia could significantly and adversely affect our financial condition, results of operations or cash flows.

The Macao and Singapore governments could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We hold a subconcession under one of only three gaming concessions authorized by the Macao government to operate casinos in Macao. The Macao government is precluded from granting any additional gaming concessions until 2009. However, we cannot assure you that the laws will not change and permit the Macao government to grant additional gaming concessions before 2009. In addition, the Macao government permits existing concessionaires to grant subconcessions. If the Macao government were to allow additional competitors to operate in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We hold one of two licenses granted by the Singapore government to develop an integrated resort, including a casino. The Singapore government has said that it will not license another casino for at least ten years. If the Singapore government were to license additional casinos before then, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows.

We may not be able to attract and retain professional staff necessary for our existing and future properties in Macao and our operations in Singapore.

Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees. There is significant competition in Macao for employees with the skills required to perform the services we offer and competition for such persons is likely to increase. We expect competition in Singapore for employees with the skills we require as we develop and open the Marina Bay Sands. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees. If we are unable to attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macao and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are dependent upon gaming junket operators for a significant portion of our gaming revenues in Macao.

Junket operators, who organize tours, or junkets, for high roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macao. With the rise in gaming in Macao, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, our ability to grow our gaming revenues will be hampered and we may seek alternative ways to develop relationships with high roller customers, which may not be as profitable as our junket programs.

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

On July 21, 2005, the People’s Bank of China announced that the renminbi will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. The Macao pataca is pegged to the Hong Kong dollar. Certain Asian countries have publicly asserted their desire to eliminate the peg of the Hong Kong dollar to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar and the Macao pataca will continue to be pegged to the U.S. dollar or that the current peg rate for these currencies will remain at the same level. The floating of the renminbi and possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate for these currencies. Any change in such exchange rates could have a material adverse effect on our operations and on our ability to make payments on certain of our debt instruments. We do not currently hedge for foreign currency risk.

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

Part of our business strategy in Macao relies upon our ability to profitably operate and/or sell certain of our real estate assets once developed, including vacation suites and retail malls, and to use the proceeds of these operations and sales to refinance, or repay in part our construction loans for these assets, as well as to provide investment capital for additional development both in Macao and elsewhere. Our ability to sell these assets will be subject to market conditions, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, we will have to seek alternative sources of capital to refinance in part our construction loans and for other investment capital. These alternative sources of capital may not be available on commercially reasonable terms or at all.

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

We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2008.

We have had the benefit of a temporary corporate tax exemption in Macao, effective May 18, 2004, which exempts us from paying corporate income tax on profits generated by the operation of casino games. We will continue to benefit from this tax exemption through the end of 2008. We cannot assure you that this tax exemption will be extended beyond the expiration date and we do not expect this tax exemption to apply to our non-gaming activities.

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

Our Singapore concession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.

The Development Agreement between MBS and the STB contains events of default which could permit the STB to terminate the agreement without compensation to us. If the Development Agreement is terminated under certain circumstances, we could lose our right to open and operate the Marina Bay Sands and our investment in Marina Bay Sands could be lost.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2. — PROPERTIES

We own an approximately 60-acre parcel of land on which The Venetian and The Sands Expo Center sit and on which The Palazzo is being constructed. We own this parcel of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances and the security interests described below.

Las Vegas Sands, LLC’s Senior Secured Credit Facility is, subject to certain exceptions, secured by a first priority security interest (subject to permitted liens) in substantially all of Las Vegas Sands, LLC’s property. The Phase II mall construction loan is secured by first priority security interests in substantially all of the assets of Phase II Mall Subsidiary, LLC and Phase II Mall Holding, LLC. The Sands Expo Center mortgage loan is secured by a first priority mortgage on The Sands Expo Center and by certain other related collateral.

We have received a concession from the Macao government to use a six acre land site for The Sands Macao. We do not own the land site in Macao. However, the land concession, which will expire in 2028 and is renewable, grants us exclusive use of the land. The land concession requires us to pay a premium which is payable over a number of years. In addition, we are also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macao government. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Commitments and Contingencies — Macao Concession and Subconcession” for more information on our payment obligation under this land concession.

In February 2007, we received the final draft of the land concession agreement from the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which we are building The Venetian Macao and the Four Seasons hotel. We have accepted the conditions of the draft land concession and have made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, we will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. The land concession has a 25-year term and is renewable.

We do not yet have all the necessary Macao government approvals that we will need in order to develop the Cotai Strip developments. We have commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these other Cotai Strip properties.

In August 2006, MBS entered into the Development Agreement with STB to build and operate an integrated resort called Marina Bay Sands in Singapore. Under the Development Agreement, the Company paid SGD$1.2 billion (approximately US$782.5 million at exchange rates in effect on December 31, 2006) in premium payments for the lease of the land on which the resort will be built plus an additional SGD$105.6 million (approximately US$68.9 million at exchange rates in effect on December 31, 2006) for various taxes and other fees. Of this combined amount, $806.0 million has been capitalized on the balance sheet as leasehold interest in land with $4.8 million amortized as of December 31, 2006. The Company will amortize this asset over 60 years, which is the length of the lease agreement.

The Sands Bethworks development will be located on the approximately 124-acre site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. The property is owned by the Company through its joint venture with Bethworks Now, LLC.

In 2004, we entered into a long-term lease with a third party for airspace in which part of the Phase II mall will be constructed. In addition, in December 2006 and subject to recording a certain commercial subdivision map, we closed on an agreement to acquire the airspace above that leased space in order to build the proposed condominium tower.

ITEM 3. — LEGAL PROCEEDINGS

In addition to the matters described below, we are party to various legal matters and claims arising in the ordinary course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however in the opinion of management, such litigation and claims will not have a material adverse impact on our financial position, results of operations or cash flows.

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), a wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. This matter is in the preliminary stages and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. Lido intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp., Las Vegas Sands Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is in a preliminary stage and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. In April 2006, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. Other than the complaint which has been filed, and the Company’s answer, there is currently no pending activity in the matter. This action is in a preliminary stage and discovery has begun. Based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), Venetian Casino Resort, LLC (“VCR”), Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, disgorgement of profits related to our Macao gaming license. Other than the complaint which has been filed, there is currently no pending activity in the matter. This action is in a preliminary stage. Based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

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

	High	Low

2005
First Quarter	$51.40	$41.41
Second Quarter	$45.34	$33.10
Third Quarter	$40.73	$30.87
Fourth Quarter	$46.44	$29.08
2006
First Quarter	$58.03	$38.44
Second Quarter	$78.90	$54.68
Third Quarter	$77.86	$57.68
Fourth Quarter	$97.25	$66.06
2007
First Quarter (through February 23, 2007)	$109.45	$89.88

As of February 23, 2007, there were 354,682,930 shares of our common stock issued and outstanding that were held by 214 stockholders of record.

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

Our subsidiaries’ long-term debt arrangements place material restrictions on those companies’ ability to pay cash dividends to the Company. This will restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt.”

In 2004, Las Vegas Sands, Inc. declared and paid $107.9 million of dividends as tax distributions to all of its stockholders at the time, including its principal stockholder. In 2004, Las Vegas Sands, Inc. also declared a $21.1 million dividend to its stockholders which was paid in January 2005. These tax distributions were made in order to provide these stockholders with funds to pay taxes attributable to taxable income of Las Vegas Sands, Inc. (including taxable income of Las Vegas Sands, Inc. associated with the sale of The Grand Canal Shops mall) that flowed through to them by virtue of Las Vegas Sands, Inc.’s status as a subchapter S corporation for income tax purposes. As a result of its conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands, Inc. (now known as Las Vegas Sands, LLC) is no longer making these tax distributions.

Immediately prior to the July 29, 2004 acquisition of Interface Group Holding Company, Inc. (“Interface Holding”) by Las Vegas Sands, Inc., Interface Holding distributed approximately $15.2 million to its sole stockholder. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the principal stockholder of Interface Holding and $0.4 million of certain fixed and other assets.

Recent Sales of Unregistered Securities

There has not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.

Performance Graph

The following performance graph compares the performance of our Common Stock with the performance of the Standard & Poor’s 500 Index and a peer group of companies, during the period from the Company’s initial public offering on December 15, 2004 through December 31, 2006. The selected peer group for 2006 is comprised of three gaming companies considered to be the Company’s closest competitors: Harrah’s Entertainment, Inc., MGM MIRAGE and Wynn Resorts Limited. The selected peer group for 2004 included these three companies, as well as Caesar’s Entertainment, Inc. and Mandalay Resort Group. In 2005, Caesar’s Entertainment Inc. was acquired by Harrah’s Entertainment, Inc. and Mandalay Resort Group merged with MGM MIRAGE. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	Cumulative Total Return
	12/15/04	12/31/04	12/31/05	12/31/06
Las Vegas Sands Corp.	$100.00	$103.09	$84.77	$192.18
S&P 500	$100.00	$103.40	$108.48	$125.62
Peer Group	$100.00	$104.38	$102.83	$148.30

The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ITEM 6. — SELECTED FINANCIAL DATA

The historical selected financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statements of operations and cash flow data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data at December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations and cash flow data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from the Company’s audited consolidated financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2006	2005	2004(1)	2003	2002
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Gross revenues(1)	$2,340,178	$1,824,225	$1,258,570	$736,610	$657,544
Promotional allowances	(103,319)	(83,313)	(61,514)	(44,856)	(34,208)

Net revenues	2,236,859	1,740,912	1,197,056	691,754	623,336
Operating expenses	1,662,762	1,251,461	578,588	505,628	463,401

Operating income	574,097	489,451	618,468	186,126	159,935
Interest expense, net	(69,662)	(63,181)	(130,337)	(120,317)	(121,432)
Other income (expense)	(189)	(1,334)	(131)	825	1,045
Loss on early retirement of debt(2)	—	(137,000)	(6,553)	—	(51,392)

Income (loss) before income taxes	504,246	287,936	481,447	66,634	(11,844)
Benefit (provision) for income taxes(3)	(62,243)	(4,250)	13,736	—	—

Net income (loss)	$442,003	$283,686	$495,183	$66,634	$(11,844)

Per Share Data(4)
Basic earnings (loss) per share	$1.25	$0.80	$1.52	$0.21	$(0.04)

Diluted earnings (loss) per share	$1.24	$0.80	$1.52	$0.20	$(0.04)

Dividends declared per share	$—	$—	$0.44	$0.01	$—

OTHER DATA
Capital expenditures	$1,925,291	$860,621	$465,748	$279,948	$136,740

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

BALANCE SHEET DATA
Total assets	$7,126,458	$3,879,739	$3,601,478	$1,917,035	$1,606,762
Long-term debt	$4,136,152	$1,625,901	$1,485,064	$1,525,116	$1,343,762
Stockholders’ equity	$2,075,154	$1,609,538	$1,316,001	$162,108	$100,384

(1)	The Sands Macao opened on May 18, 2004.

(2)	In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS No. 145 addresses the presentation for losses on early retirements of debt in the statement of operations to the extent they do not meet the requirements of Accounting Principles Board (“APB”) Opinion No. 30. The Company has adopted SFAS No. 145 and no longer presents losses on early retirements of debt as an extraordinary item.

(3)	Prior to December 2004, Las Vegas Sands, Inc. had elected to be taxed as an S corporation and its wholly-owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes.

(4)	Earnings (loss) per share and shares outstanding for all periods presented retroactively reflect the impact of the Company’s first quarter 2002 stock split and 2004 pre-initial public offering stock split. The 2002 stock split increased the number of shares of common stock outstanding from 246,080,299 to 266,032,755. The 2004 acquisition of Interface Holding from our principal stockholder increased the number of shares of common stock outstanding to 326,188,348. The 2004 initial public offering and stock option exercises increased the number of shares of common stock outstanding by 28,910,907 to 354,160,692. The impact of outstanding options to purchase 1,463,180 shares of the Company’s common stock has not been included in the computation of diluted earnings (loss) per share for the year ended December 31, 2002, as their impact would have been antidilutive.

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We own and operate The Venetian, a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 gross square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 1.1 million square feet; and The Sands Expo Center with approximately 1.2 million square feet. Approximately 42.9% of our gross revenue at The Venetian for the year ended December 31, 2006 was derived from gaming and 57.1% was derived from hotel rooms, food and beverage, and other sources. The percentage of non-gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

We also own and operate The Sands Macao, a Las Vegas-style casino in Macao, China, which opened on May 18, 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after our expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theatre and other high-end amenities. In addition, we continue to progress according to plan on our expansion of the hotel tower, which we expect to complete during summer 2007 and to cost approximately $100.1 million. Approximately 96.2% of The Sands Macao’s gross revenue for the year ended December 31, 2006 was derived from gaming activities, with the remainder primarily derived from food and beverage services.

United States Development Projects

The Palazzo

We are currently constructing The Palazzo, a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet, which we have contracted to sell to a third party. The Palazzo is expected to open in fall 2007 at a cost estimated to be approximately $1.85 billion (exclusive of land, furniture, fixtures and equipment), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect that additional capital expenditures will be required to build out stores and restaurants to be located in the Phase II mall. In connection with the sale of The Grand Canal Shops mall, we entered into an agreement with GGP, the purchaser of The Grand Canal Shops mall, to sell GGP the Phase II mall upon completion of construction. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

We are in the early stages of constructing a high rise residential condominium tower which will consist of approximately 270 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008 at an estimated cost ranging from $600.0 million to $700.0 million.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that our subsidiary, Sands Bethworks Gaming, had been awarded a Pennsylvania gaming license. The award of the license is subject to appeals and the actual license will be awarded once the appeal period ends. We intend to develop a gaming, hotel, shopping and dining complex located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In its first phase, the 124-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 3,000 slot machines and a variety of dining options. An additional 2,000 slot machines will be added in a subsequent phase. We currently expect the cost to develop and construct the Sands Bethworks will be approximately $600.0 million and expect the complex to open in 2008.

Macao Development Projects

The Cotai Strip

We are building The Venetian Macao in Macao, China, an approximately 3,000 all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We currently expect to open The Venetian Macao in summer 2007. If we fail to meet the December 2007 deadline and that deadline is not extended, we could lose our right to continue to operate The Sands Macao or any other facilities developed under our Macao gaming subconcession, and our investment to date in The Venetian Macao could be lost.

In addition to the development of The Venetian Macao, we are developing multiple other properties on the Cotai Strip. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (parcels 1, 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions and amenities, as well as common public areas. We have commenced construction or pre-construction on all seven parcels of the Cotai Strip. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. More specifically, we intend to develop our Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury apartments, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and approximately 210,000 square feet of upscale retail offerings. We will own the entire development. We have entered into an exclusive non-binding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartments under its Four Seasons brand.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,450 luxury and mid-scale hotel rooms, serviced luxury apartments, a casino and a retail shopping mall. We will own the entire development and have entered into a management agreement with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands. In addition, we are negotiating with Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartments under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,000 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. We will own the entire development and are negotiating with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to each include a two-hotel complex with approximately 3,000 luxury and mid-scale hotel rooms on each parcel, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8. We are currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We are currently negotiating the definitive agreement pursuant to which we will partner with this developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. We are currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,600 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

The casino at The Venetian Macao is currently planned to have approximately 850 table games and 4,100 slot machines when it opens in summer 2007, and is designed to have a final capacity of approximately 1,150 table games and 7,000 slot machines. The Four Seasons resort is currently planned to feature approximately 130 table games and 400 slot machines. The casinos on sites 3, 5, 6, 7 and 8 are each currently planned to include approximately 325 table games and 1,750 slot machines. Upon completion, our developments on the Cotai Strip are currently planned to feature total gaming capacity of approximately 2,900 table games and 16,000 slot machines.

In February 2007, we received the final draft of the land concession agreement from the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which we are building The Venetian Macao and the Four Seasons hotel. We have accepted the conditions of the draft land concession and have made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, we will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. We have also commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these other Cotai Strip properties.

We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.4 billion (exclusive of the aggregate land concession payment of $323.7 million for parcels 1, 2 and 3). During May 2006, VML obtained a $2.5 billion credit facility to fund The Sands Macao expansion and to partially fund the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. Currently, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will need to arrange additional debt financing to finance those costs as well.

We do not yet have all the necessary Macao government approvals that we will need in order to develop the Cotai Strip developments. We have commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these other Cotai Strip properties. As of December 31, 2006, we have invested approximately $100.0 million in our other Cotai Strip properties.

Hengqin Island Development Project

We have entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip, but within mainland China. We are actively preparing preliminary design concepts for presentation to the government. On January 10, 2007, the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. We have interfaced with this committee and are actively working with the committee as we continue to advance our plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, our wholly-owned subsidiary, MBS, entered into the Development Agreement with the STB to build and operate an integrated resort called Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort that includes three 54-story hotel towers (totaling approximately 2,600 suites) linked at their roofs by a Skypark with pools, cafes and other recreation facilities, a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an approximately 150,000 square foot Art/Science museum.

Under the Development Agreement, we paid $1.2 billion Singapore dollars (“SGD”) (approximately US$782.5 million at exchange rates in effect on December 31, 2006) in premium payments for the lease of the land on which the resort will be built plus an additional SGD$105.6 million (approximately US$68.9 million at exchange rates in effect on December 31, 2006) for various taxes and other fees. Of this combined amount, $806.0 million has been capitalized on the balance sheet as a leasehold interest in land with $4.8 million amortized as of December 31, 2006. We will amortize this asset over 60 years, which is the length of the lease agreement. Of the remaining $45.4 million, $39.7 million was recorded as a receivable (which was collected in January 2007) and $5.7 million has been capitalized on the balance sheet as construction in progress. In addition to the fees above, we provided a deposit of SGD$192.6 million (approximately US$125.6 million at exchange rates in effect on December 31, 2006) as a security deposit for the construction of the integrated resort, which is currently being satisfied by bank guarantees. Also in August 2006, MBS entered into a two-year SGD$2.21 billion (approximately US$1.44 billion at exchange rates in effect on December 31, 2006) bridge facility to finance the above payments and to provide for near-term development expenditures. We expect the cost to develop and construct the Marina Bay Sands integrated resort will be approximately $3.6 billion, inclusive of the land premium, taxes and other fees discussed above. The Marina Bay Sands is expected to open in 2009.

United Kingdom Development Projects

In December 2006, we announced that one of our affiliates and Cantor Gaming, an affiliate of the global financial services company Cantor Fitzgerald, have agreed to launch an online casino and poker site initially aimed at serving the United Kingdom market. Cantor Gaming will provide an online casino and poker destination featuring Las Vegas Sands brands. The site will offer casino games, including blackjack, roulette, baccarat, video poker, slots and online poker. The offering will be part of a full end-to-end gaming service, including customer age and location verification, online payment processing and customer services. The site is expected to be launched during the second quarter of 2007. The site will be hosted, and the operator will be licensed, in compliance with the laws of Alderney, British Channel Islands. It will not accept U.S. customers.

The United Kingdom government recently announced that the country’s first regional super casino would be built in Manchester. A tender process for the operator of that facility is to be undertaken and we intend to participate in the tender process. In addition, we have existing agreements to develop and lease gaming and entertainment facilities with Sheffield United and Glasgow Rangers football clubs in the United Kingdom. Our ability to eventually develop and lease gaming and entertainment facilities under these agreements is subject to a number of conditions, including the passage of legislation to expand the number of authorized regional casinos and our ability to obtain a gaming license.

Other Development Projects

We are currently exploring the possibility of operating integrated resorts in additional Asian jurisdictions, the United States and Europe.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance, or reserve, for doubtful accounts at our operating casino resorts, The Venetian and The Sands Macao. We regularly evaluate the allowance for doubtful accounts. At The Venetian, where credit or marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. At The Sands Macao, where credit or marker play is not significant, we apply a standard reserve percentage to aged account balances. The mix of credit play as a percentage of total casino play has decreased significantly since 2005 due to the continued growth of The Sands Macao where table games play is primarily cash play, while The Venetian credit table games play represents approximately 62.6% of total table games play. Our allowance for doubtful accounts was 22.8% and 26.9% of gross casino and hotel accounts receivable for the years ended December 31, 2006 and 2005, respectively.

Self-Insurance Accruals

We maintain accruals for health and workers compensation self-insurance, which are classified in other accrued liabilities in the consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals and in consultation with outside actuarial experts. If such information indicates that the accruals are overstated or understated, or if business conditions indicate we should adjust the assumptions utilized, we will reduce or provide for additional accruals as appropriate.

Litigation Accrual

We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions in accordance with SFAS No. 5, “Accounting for Contingencies,” and include such accruals in other accrued liabilities in the consolidated balance sheets.

Property and Equipment

At December 31, 2006, we had net property and equipment of $4.58 billion, representing 64.3% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment,” requires the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. Prior to adopting SFAS No. 123R, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for our stock-based compensation plans. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s 2004 Equity Award Plan). The Company adopted SFAS No. 123R effective January 1, 2006. During the year ended December 31, 2006, we recorded stock-based compensation expense of $14.7 million. No such expense was recorded in 2005 and 2004. As of December 31, 2006, there was $55.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.1 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.2 years and 1.9 years, respectively.

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

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the our customers are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF Issue No. 06-03 will not have an effect on our results from operations or financial position.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance for the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 will require entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 as of January 1, 2007, as required. We are currently evaluating the impact of adopting this standard, but believe that there will be a reduction to opening retained earnings in an amount that will not exceed $12.0 million.

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

Summary Financial Results

The following table summarizes our results of operations:

	Year Ended December 31,
		Percent		Percent
	2006	Change	2005	Change	2004
	(In thousands, except for percentages)

Net revenues	$2,236,859	28.5%	$1,740,912	45.4%	$1,197,056
Operating expenses	1,662,762	32.9%	1,251,461	116.3%	578,588
Operating income	574,097	17.3%	489,451	(20.9)%	618,468
Income before income taxes	504,246	75.1%	287,936	(40.2)%	481,447
Net income	442,003	55.8%	283,686	(42.7)%	495,183

	Percent of Net Revenues Year Ended December 31,
	2006	2005	2004

Operating expenses	74.3%	71.9%	48.3%
Operating income	25.7%	28.1%	51.7%
Income before income taxes	22.5%	16.5%	40.2%
Net income	19.8%	16.3%	41.4%

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

Key operating revenue measurements

The Venetian’s operating revenue is dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not material for The Sands Macao. Visitors to The Sands Macao arrive by ferry, automobile, bus, airplane or helicopter from Hong Kong, cities in China and other Southeast Asian cities in close proximity to Macao.

The following are the key measurements we use to evaluate operating revenue:

Casino revenue measurements for Las Vegas:  Table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage (calculated before discounts) as measured as a percentage of table game drops of 20.0% to 22.0% and slot machines produce a statistical average slot machine win percentage (calculated before slot club cash incentives) as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

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

We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average table win percentage as measured as a percentage of table game drop (before discounts and commissions) of 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and The Sands Macao is conducted on a cash basis. The Venetian’s table games revenue is approximately 62.6% from credit based guests wagering for the year ended December 31, 2006 and The Sands Macao’s table game play is conducted primarily on a cash basis.

Hotel revenue measurements:  Hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day, are used as performance indicators. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are higher than revenue per available room.

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2006	2005	Percent Change
	(In thousands, except for percentages)

Net Revenues
Casino	$1,676,061	$1,250,090	34.1%
Rooms	350,606	323,560	8.4%
Food and beverage	187,819	147,510	27.3%
Convention, retail and other	125,692	103,065	22.0%

	$2,340,178	$1,824,225	28.3%
Less — promotional allowances	(103,319)	(83,313)	(24.0)%

Total net revenues	$2,236,859	$1,740,912	28.5%

Consolidated net revenues were $2.24 billion for the year ended December 31, 2006, an increase of $495.9 million compared to $1.74 billion for the year ended December 31, 2005. The increase in net revenues was due primarily to an increase in casino revenue of $426.0 million. This increase is primarily attributable to the growth of our operations at The Sands Macao due primarily to the formal introduction of our Rolling Chip program in March 2005 and the casino expansion in August 2006.

Casino revenues for the year ended December 31, 2006 increased $426.0 million as compared the year ended December 31, 2005. Of the increase, $382.1 million was attributable to the growth of our casino operations at The

Sands Macao due primarily to the formal introduction of our Rolling Chip program in March 2005 and casino expansion in August 2006. The following table summarizes the results of our casino revenue activity:

	Year Ended December 31,
	2006	2005	Change
	(In thousands, except for percentages)

The Sands Macao
Total casino revenues	$1,264,290	$882,175	43.3%
Non-Rolling Chip table games drop	$4,178,655	$4,002,635	4.4%
Non-Rolling Chip table games win percentage	18.6%	16.5%	2.1	pts
Rolling Chip volume	$17,114,962	$9,982,942	71.4%
Rolling Chip win percentage	3.2%	2.4%	0.8	pts
Slot handle	$1,048,795	$720,085	45.6%
Slot hold percentage	7.7%	8.4%	(0.7	)pts
The Venetian
Total casino revenues	$411,771	$367,915	11.9%
Table games drop	$1,266,931	$1,184,468	7.0%
Table games win percentage	22.0%	20.0%	2.0	pts
Slot handle	$2,136,267	$2,039,224	4.8%
Slot hold percentage	6.2%	6.3%	(0.1	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the year ended December 31, 2006 increased $27.0 million as compared to the year ended December 31, 2005. The increase was attributable to the increase in the average daily room rate as well as a slight increase in the occupancy rate. The following table summarizes the results of our room revenue activity:

	Year Ended December 31,
	2006	2005	Change

The Venetian
Average daily room rate	$239	$225	6.2%
Occupancy rate	98.7%	97.3%	1.4	pts
Revenue per available room	$236	$218	8.3%

Food and beverage revenues were $187.8 million for the year ended December 31, 2006, an increase of $40.3 million as compared to $147.5 million for the year ended December 31, 2005. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $32.2 million due to increased group business resulting primarily from approximately 450,000 square feet of additional meeting space at the property.

Convention, retail and other revenues for the year ended December 31, 2006 increased $22.6 million as compared to the year ended December 31, 2005. The increase in primarily attributable to $7.6 million of additional convention revenues from The Sands Expo Center and $10.4 million in revenues associated with the Blue Man Group, the Phantom of the Opera and the Gordie Brown performances, which began in October 2005, June 2006 and October 2006, respectively.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2006	2005	Percent Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$925,033	$656,590	40.9%
Rooms	85,651	82,058	4.4%
Food and beverage	89,113	76,736	16.1%
Convention, retail and other	64,315	58,068	10.8%
Provision for doubtful accounts	18,067	9,358	93.1%
General and administrative	230,355	192,806	19.5%
Corporate expense	59,570	38,297	55.5%
Rental expense	13,478	14,841	(9.2)%
Pre-opening expense	37,673	3,732	909.5%
Development expense	26,112	22,238	17.4%
Depreciation and amortization	110,771	95,296	16.2%
Loss on disposal of assets	2,624	1,441	82.1%

Total operating expenses	$1,662,762	$1,251,461	32.9%

Operating expenses were $1.66 billion for the year ended December 31, 2006, an increase of $411.3 million as compared to $1.25 billion for the year ended December 31, 2005. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating businesses in Macao and to a lesser extent in Las Vegas, as more fully described below.

Casino department expenses for the year ended December 31, 2006 increased $268.4 million as compared to the year ended December 31, 2005. Of the increase in casino expenses, $176.1 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. As the Rolling Chip volume increases as a percentage of our total gaming operations, casino margins will decrease due to the commissions paid under the Rolling Chip program. The remaining increase was primarily attributable to the additional payroll related expenses related to the continued growth of our operations at The Sands Macao and the casino expansion in August 2006.

Food and beverage expense increased $12.4 million and convention, retail and other expense increased $6.2 million. These increases were primarily due to the associated increase in the respective revenue categories as noted above.

The provision for doubtful accounts was $18.1 million for the year ended December 31, 2006, compared to $9.4 million for the year ended December 31, 2005, due primarily to an increase in casino and hotel receivables during the year. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the year ended December 31, 2006 increased $37.6 million as compared to the year ended December 31, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao as well as $7.1 million related to stock-based compensation expense recorded in connection with the adoption of SFAS No. 123R.

Corporate expense for the year ended December 31, 2006 increased $21.3 million as compared to the year ended December 31, 2005. Of the increase in corporate expense, $19.5 million was related to payroll and other operating expenses as we increase our headcount in the corporate area to support our continued expansion activities and $5.4 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R, partially offset by a $5.0 million charitable contribution that was made in 2005 that did not recur in 2006.

Pre-opening and development expenses were $37.7 million and $26.1 million, respectively, for the year ended December 31, 2006, compared to $3.7 million and $22.2 million, respectively, for the year ended December 31, 2005. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2006 were primarily related to The Venetian Macao project and to the expansion of The Sands Macao. Development expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the year ended December 31, 2006 were primarily related to our activities in Singapore, Pennsylvania and Europe. We expect that pre-opening and development expenses will continue to increase as we progress with The Venetian Macao and other Cotai Strip projects in Macao, The Palazzo in Las Vegas, Marina Bay Sands in Singapore, Hengqin Island and Pennsylvania, as well as our continued pursuit of development opportunities elsewhere.

Depreciation and amortization expense for the year ended December 31, 2006 increased $15.5 million as compared to the year ended December 31, 2005. The increase was primarily due to additional depreciation expense as a result of capital improvements at The Venetian and The Sands Macao.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2006	2005
	(In thousands, except for percentages)

Interest cost	$230,447	$118,992
Less: Capitalized interest	(94,594)	(22,700)

Interest expense, net	$135,853	$96,292

Cash paid for interest	$215,975	$111,066
Average total debt balance	$2,898,936	$1,520,913
Weighted average interest rate	7.9%	7.8%

Interest expense, net of amounts capitalized, for the year ended December 31, 2006 increased $39.6 million as compared to the year ended December 31, 2005. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility, in May 2006, to support our development activities in Macao and the $1.44 billion Singapore bridge facility, in August 2006, to support the development of the Marina Bay Sands. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $94.6 million of interest during the year ended December 31, 2006, compared to $22.7 million of capitalized interest during the year ended December 31, 2005. We expect capitalized interest will continue to increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates and as we increase our construction activities on the Cotai Strip, at Marina Bay Sands and Sands Bethworks.

Other Factors Affecting Earnings

Interest income for the year ended December 31, 2006 was $66.2 million, an increase of $33.1 million as compared to $33.1 million for the year ended December 31, 2005. The increase was attributable to additional invested cash balances, primarily from our borrowings under the Senior Secured Credit Facility and the Macao credit facility.

The loss on early retirement of debt of $137.0 million during the year ended December 31, 2005 was the result of the redemption of Las Vegas Sands, Inc.’s $843.6 million in aggregate principal amount of 11% mortgage notes and VML’s $120.0 million in aggregate principal amount of senior secured notes.

Our effective income tax rate for the year ended December 31, 2006 was 12.3%. The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. The effective tax rate was 1.5% for the year ended December 31, 2005 primarily due to the tax benefit associated with the loss on early retirement of debt in the 2005 period, as well as the application of the aforementioned Macao temporary income tax exemption.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2005	2004	Percent Change
	(In thousands, except for percentages)

Net Revenues
Casino	$1,250,090	$708,564	76.4%
Rooms	323,560	312,003	3.7%
Food and beverage	147,510	121,566	21.3%
Convention, retail and other(1)	103,065	116,437	(11.5)%

	$1,824,225	$1,258,570	44.9%
Less — promotional allowances	(83,313)	(61,514)	(35.4)%

Total net revenues	$1,740,912	$1,197,056	45.4%

(1)	The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.

Consolidated net revenues were $1.74 billion for the year ended December 31, 2005, an increase of $543.9 million compared to $1.2 billion for the year ended December 31, 2004. The increase in net revenues was due primarily to an increase in casino revenue of $541.5 million. This increase is attributable to our operation of The Sands Macao for a full year in 2005, compared to just over seven months in 2004. The increase in net revenues was partially offset by a decrease in convention, retail and other revenue of $13.4 million, primarily as a result of the sale of The Grand Canal Shops mall and the lease of certain other retail and restaurant venues on May 17, 2004.

Casino revenues for the year ended December 31, 2005 increased $541.5 million as compared to the year ended December 31, 2004. Of the increase, $494.6 million was attributable to the operation of The Sands Macao for a full year in 2005, compared to just over seven months in 2004 and the increased volumes associated with the introduction of the Rolling Chip program in March 2005. In addition, there was a $46.9 million increase at The Venetian due to an increase in table game drop of $161.6 million and an increase of 2.7 percentage points in our win percentage. In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the year ended December 31, 2005 increased $11.6 million as compared to the year ended December 31, 2004. The increase was attributable to the increase in average daily room rate from $220 in 2004 to $225 in 2005 as well as a slight increase in occupancy rate from 97.0% in 2004 to 97.3% in 2005 at The Venetian. The Venetian generated revenue per available room of $218 for the year ended December 31, 2005 as compared to $213 for the year ended December 31, 2004.

Food and beverage revenues for the year ended December 31, 2005 increased $25.9 million as compared to the year ended December 31, 2004. Of this increase, $15.2 million was attributable to increased business volumes at The Sands Macao as well as a full year of operations versus just over seven months in the prior year. Food and beverage revenues at The Venetian increased $10.7 million due to increased hotel occupancy and general group business at the property.

Convention, retail and other revenues for the year ended December 31, 2005 decreased $13.4 million as compared to the year ended December 31, 2004. Convention, retail and other revenues during 2004 include revenue of $15.9 million related to the operations of The Grand Canal Shops mall and the lease of retail outlets in The Venetian. The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2005	2004	Percent Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$656,590	$340,241	93.0%
Rooms	82,058	77,249	6.2%
Food and beverage	76,736	64,176	19.6%
Convention, retail and other(1)	58,068	60,055	(3.3)%
Provision for doubtful accounts	9,358	7,959	17.6%
General and administrative	192,806	173,088	11.4%
Corporate expense	38,297	126,356	(69.7)%
Rental expense	14,841	12,033	23.3%
Pre-opening expense	3,732	19,025	(80.4)%
Development expense	22,238	14,901	49.2%
Depreciation and amortization	95,296	69,432	37.3%
Loss on disposal of assets	1,441	31,649	(95.4)%
Gain on sale of The Grand Canal Shops mall	—	(417,576)	—

Total operating expenses	$1,251,461	$578,588	116.3%

(1)	The Grand Canal Shops mall was sold and certain other retail and restaurant venues were leased to GGP on May 17, 2004.

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

Casino department expenses for the year ended December 31, 2005 increased $316.3 million as compared to the year ended December 31, 2004. The increase was primarily attributable to the additional casino expenses related to the opening of The Sands Macao in May 2004, a full year of expenses from that property during the 2005 period and increased slot machine and table games volume at The Venetian. Of the $316.3 million increase in casino expenses, $229.6 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at The Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. Food and beverage expense increased $12.6 million, primarily related to the increased food and beverage revenue noted above.

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

Corporate expense for the year ended December 31, 2005 decreased $88.1 million as compared to the year ended December 31, 2004. The decrease was primarily the result of $112.4 million of expenses related to incentive payments paid to certain of our executives in July 2004 from the Phase II mall sale and stock-based compensation expense resulting from stock options granted during July 2004, partially offset by a $5.0 million charitable contribution during the first quarter of 2005 and the addition of corporate staff in the 2005 period, including the reassignment of some employees from Venetian Casino Resort, LLC to Las Vegas Sands Corp. as we built our corporate infrastructure as a new public company.

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

Depreciation and amortization expense for the year ended December 31, 2005 increased $25.9 million as compared to the year ended December 31, 2004. The increase was primarily the result of placing into service assets of The Sands Macao during the second quarter of 2004 and a full year of depreciation expense from that property during 2005 and due to various expansion projects placed into service at The Venetian, including new luxury suites, an entertainment theater and meeting rooms. In addition, there was $7.0 million of cumulative depreciation expense related to amounts capitalized in connection with litigation settlements related to the original construction of The Venetian recorded during 2005.

The loss on disposal of assets for the year ended December 31, 2005 was $1.4 million as compared to $31.6 million for the year ended December 31, 2004. The loss on disposal of assets of $31.6 million in 2004 resulted primarily from the demolition of space to accommodate the construction of a showroom at The Venetian.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2005	2004
	(In thousands, except for percentages)

Interest cost	$118,992	$142,678
Less: Capitalized interest	(22,700)	(4,601)

Interest expense, net	$96,292	$138,077

Cash paid for interest	$111,066	$128,641
Average total debt balance	$1,520,913	$1,620,134
Weighted average interest rate	7.8%	8.8%

Interest expense, net of amounts capitalized, for the year ended December 31, 2005 decreased $41.8 million as compared to the year ended December 31, 2004. Of the net interest expense incurred for the year ended December 31, 2005, $70.8 million was related to The Venetian, $4.7 million was related to The Sands Macao, $12.7 million was related to litigation settlements and $8.1 million was related to The Sands Expo Center. This decrease is primarily attributable to the replacement of a higher fixed rate debt instrument with lower variable rate bank debt. During the first quarter of 2005, we retired Las Vegas Sands, Inc.’s $843.6 million in aggregate principal amount of 11% mortgage notes and VML’s $120.0 million in aggregate principal amount of senior secured notes. In addition, during the first quarter of 2005, we increased our borrowings under our Senior Secured Credit Facility and issued $250.0 million in aggregate principal amount of 6.375% Senior Notes. The decrease was also due to the capitalization of $22.7 million of interest during the year ended December 31, 2005, compared to $4.6 million of capitalized interest during the year ended December 31, 2004. We capitalized interest costs associated with our construction projects, principally The Venetian Macao and The Palazzo. We expect that capitalized interest will continue to increase as the projects approach their planned openings in 2007.

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

Our effective income tax rate for the year ended December 31, 2005 was 1.5%. The effective tax rate for the year is significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao, which is to expire at the end of 2008. Prior to December 2004, Las Vegas Sands, Inc. had elected to be taxed as an S corporation and its wholly-owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by (used in) operations	$(196,720)	$589,916	$373,369

Investing cash flows:
Proceeds from sale of The Grand Canal Shops mall, net of transaction costs	—	—	649,568
Capital expenditures	(1,925,291)	(860,621)	(465,748)
Change in restricted cash	(310,565)	(265,386)	(235,675)
Change in receivables from shareholders	—	—	205

Net cash used in investing activities	(2,235,856)	(1,126,007)	(51,650)

Financing cash flows:
Proceeds from initial public offering of common stock, net of transactions costs	—	(487)	739,193
Dividends paid to stockholders	—	(21,052)	(125,027)
Proceeds from exercise of stock options	7,226	313	11,964
Repayments of long-term debt	(132,746)	(969,127)	(561,566)
Proceeds from long term-debt	2,619,995	812,222	785,000
Other	(51,493)	(124,587)	(29,178)

Net cash provided by (used in) financing activities	2,442,982	(302,718)	820,386

Effect of exchange rate on cash	814	757	—

Net increase (decrease) in cash and cash equivalents	$11,220	$(838,052)	$1,142,105

Cash Flows — Operating Activities

The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. Net cash used by operating activities for the year ended December 31, 2006 was $196.7 million, a decrease of $786.6 million as compared to the net cash provided by operating activities of $589.9 million for the year ended December 31, 2005. The primary factor contributing to the net cash used by operating activities was a one-time $786.7 million land concession payments made to the Singapore government for the Marina Bay Sands project in conjunction with the signing of the development agreement in August 2006.

Cash Flows — Investing Activities

Capital expenditures for the year ended December 31, 2006 totaled $1.93 billion. This includes $98.5 million for construction and development activities at The Sands Macao, $1.02 billion for construction and development activities at The Venetian Macao, $100.7 million in construction and development activities at the other Macao development projects, $530.5 million for construction and development activities at The Palazzo, $109.1 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas, $49.5 million for corporate activities and $13.1 million for construction and development activities in Singapore.

Restricted cash increased $310.6 million for the year ended December 31, 2006, primarily as a result of adding $465.4 million in net restricted cash from the Macao credit facility to be used for Macao related construction, offset by a decrease of $174.8 million in net restricted cash used for The Palazzo related construction.

Cash Flows — Financing Activities

For the year ended December 31, 2006, net cash flows provided from financing activities were $2.44 billion, which were primarily attributable to net borrowings of $1.3 billion under the Macao credit facility, $892.1 million under the Singapore credit facility, $229.1 million under the senior secured revolving facility and $86.0 million from the Phase II Mall construction loan, $34.8 million from the FF&E credit facilities, offset by the repayment of the $50.0 million credit facility of Venetian Venture Development Intermediate Limited.

Capital and Liquidity

As of December 31, 2006, we held unrestricted cash and cash equivalents of $468.1 million. We expect to fund our operations, capital expenditures at The Venetian, The Sands Expo Center and The Sands Macao (other than The Sands Macao expansion construction) and debt service requirements from existing cash balances, operating cash flow and borrowings under our Las Vegas and Macao revolving credit facilities. We have a $450.0 million senior secured revolving credit facility in Las Vegas, of which $189.9 million was available as of December 31, 2006. We have a $500.0 million senior secured revolving credit facility in Macao for working capital needs; however under the Macao credit facility, we are required to secure the land concession in order to fully draw against the facility. We have asked our lenders to amend the Macao Credit Facility to remove this requirement, among others.

We are constructing The Palazzo and currently estimate that construction will be completed in fall 2007 and that our cost to develop and construct The Palazzo could reach as high as approximately $1.85 billion (exclusive of land, furniture, fixtures and equipment), of which the Phase II mall is expected to cost approximately $280.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect that additional capital expenditures will be required to build out stores and restaurants located in The Palazzo. As of December 31, 2006, we had paid approximately $1.04 billion in design, development and construction costs for The Palazzo. We intend to use $374.8 million (plus the interest earnings) of the proceeds from the $970.0 million Term B Facility and $200.0 million from the Term B Delayed Draw Facility from the Senior Secured Credit Facility, $135.5 million of proceeds from the Phase II Mall construction loan, cash on hand, borrowings under the revolving facility under the Senior Secured Credit Facility and operating cash flow to fund the remaining development and construction costs for The Palazzo (including the Phase II mall) and to pay related fees and expenses.

In December 2006, the Company and a group of lenders, with General Electric Capital Corporation, as administrative agent for the lenders, entered into a $142.9 million credit facility, which included the refinancing of the previous FF&E facility of $7.9 million (the “FF&E Term Funded Credit Facility”) and an additional $135.0 million (the “FF&E Term Delayed Draw Credit Facility”). The proceeds from the FF&E Term Delayed Draw Credit Facility were and will be used to finance certain equipment, fixtures, furniture and other goods (the “Specified FF&E”) at The Palazzo and The Venetian and the facility is secured by the Specified FF&E and guaranteed by certain domestic subsidiaries of the Company. The FF&E Term Delayed Draw Credit Facility provides for a 54-month delayed draw loan. Interest on this term loan is either three-month LIBOR plus 2.0% or base rate plus 1.0% and is payable quarterly. The FF&E Term Delayed Draw Credit Facility is subject to ten quarterly principal payments beginning on April 1, 2008 in an amount equal to 5.0% of the aggregate principal amount as of April 1, 2008, with the remaining amount due in four equal installments on October 1, 2010, January 1, 2011, April 1, 2011 and June 15, 2011. As of December 31, 2006, $37.6 million has been drawn under the FF&E Term Delayed Draw Credit Facility.

We are in the early stages of constructing a high rise residential condominium tower, which will consist of approximately 270 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008 at an estimated cost ranging from $600.0 million to $700.0 million. We intend to obtain long-term financing in an amount necessary to fund the construction of the condominium tower.

On May 25, 2006, two of our subsidiaries, VML US Finance LLC (the “Borrower”) and Venetian Macau Limited, as guarantor, entered into a credit agreement (the “Macao Credit Facility”) for the funding of The Sands

Macao expansion, and partial funding for the construction of The Venetian Macao and some of our other Cotai Strip developments. The Macao Credit Facility consists of a $1.2 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of December 31, 2006, $1.3 billion has been drawn under the Macao Term B Facility and the Macao Local Term Facility. As of December 31, 2006, no amounts are outstanding under the Macao Revolving Facility and no amounts have been drawn under the Macao Term B Delayed Draw Facility. In addition, the majority of The Sands Macao’s cash flows are expected to be used to finance a portion of the construction of The Venetian Macao and certain other Macao developments.

In February 2007, we received the final draft of the land concession agreement from the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which we are building The Venetian Macao and the Four Seasons hotel. We have accepted the conditions of the draft land concession and have made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, we will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.4 billion (exclusive of the aggregate land concession payment of $323.7 million for parcels 1, 2 and 3). If we are unable to obtain the amendment to the Macao Credit Facility described above, we will not be able to draw any further funds from the Macao Credit Facility in order to fund construction activities and we will have to seek additional financing for this purpose. Although we have not yet finalized our estimate of the costs of our other Cotai Strip developments, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will have to incur additional debt to finance completion of our Cotai Strip developments.

On August 18, 2006, MBS entered into agreements (together, the “Singapore Credit Facility”) providing for a SGD$1.1 billion (approximately US$717.3 million at exchange rates in effect on December 31, 2006) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD$1.1 billion (approximately US$717.3 million at exchange rates in effect on December 31, 2006) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD$788.6 million (approximately US$514.2 million at exchange rates in effect on December 31, 2006) facility and a SGD$315.4 million (approximately US$205.7 million at exchange rates in effect on December 31, 2006) delayed draw facility. The Singapore Term Loan consists of a funded SGD$596.0 million (approximately US$388.7 million at exchange rates in effect on December 31, 2006) facility, a SGD$315.4 million (approximately US$205.7 million at exchange rates in effect on December 31, 2006) delayed draw facility, and a SGD$192.6 million (approximately US$125.6 million at exchange rates in effect on December 31, 2006) facility to provide bank guarantees for a security deposit required to be delivered to the STB under the Development Agreement. As of December 31, 2006, SGD$798.2 million (approximately US$520.5 million at exchange rates in effect on December 31, 2006) has been drawn on the Singapore Floating Rate Notes, SGD$603.5 million (approximately US$393.5 million at exchange rates in effect on December 31, 2006) has been drawn on the Singapore Term Loan, and SGD$192.6 million (approximately US$125.6 million at exchange rates in effect on December 31, 2006) under the Singapore Term Loan has been committed to provide a guarantee for a security deposit required to be delivered to the STB under the Development Agreement. The Singapore Credit Facility matures in August 2008.

We currently expect the cost to develop and construct the Marina Bay Sands will be approximately $3.6 billion, inclusive of the land premium, taxes and other fees previously paid. We entered into the Singapore Credit Facility to satisfy near-term development costs and some of our obligations under the Development Agreement. We intend to obtain long-term financing in an amount necessary to fund the construction of the Marina Bay Sands.

On December 20, 2006, the Pennsylvania Gaming Control Board announced that Sands Bethworks Gaming had been awarded a Pennsylvania gaming license. We will develop a gaming, hotel, shopping and dining complex located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania. We currently expect the cost to develop and construct the complex will be approximately $600.0 million. We intend to obtain long-term financing in an amount necessary to fund the construction of Sands Bethworks.

We have announced that we have agreed to purchase ten ferries at a cost of approximately $153.8 million to bring customers to and from the Cotai Strip, including The Venetian Macao and our other Cotai Strip developments. The first ferries are scheduled to be delivered in late 2007. We intend to obtain long-term financing in an amount sufficient to fund the purchase of the ferries.

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2006:

	Payments Due by Period
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Long-Term Debt Obligations
Senior Secured Credit Facility — Term B(1)	$—	$16,975	$953,025	$—	$970,000
Senior Secured Credit Facility — Term B Delayed(1)	—	3,500	196,500	—	200,000
Senior Secured Credit Facility — Revolving Facility(1)	—	—	260,128	—	260,128
FF&E Credit Facility — Term Funded(2)	1,800	5,595	—	—	7,395
FF&E Credit Facility — Term Delayed Draw(2)	—	13,154	24,428	—	37,582
Phase II Mall Construction Loan(3)	—	114,500	—	—	114,500
Macao Credit Facility — Term B(4)	—	18,000	24,000	1,158,000	1,200,000
Macao Credit Facility — Local Term(4)	—	37,500	62,500	—	100,000
Singapore Credit Facility — Term Loan(5)	—	393,510	—	—	393,510
Singapore Credit Facility — Floating Rate Notes(5)	—	520,502	—	—	520,502
The Sands Expo Center Mortgage Loan(6)	4,686	86,182	—	—	90,868
6.375% Senior Notes(7)	—	—	—	248,153	248,153
Fixed interest payments	15,937	31,875	31,875	50,469	130,156
Variable interest payments(8)	271,430	454,962	291,916	103,469	1,121,777
Contractual Obligations
HVAC Provider fixed payments(9)	6,826	10,238	—	—	17,064
Former Tenants(10)	650	1,300	1,300	8,027	11,277
Employment Agreements(11)	8,380	15,560	—	—	23,940
Macao Subsidiary Land Lease(12)	2,988	3,150	324	2,758	9,220
Mall Leases(13)	7,660	15,544	16,086	137,611	176,901
Macao Fixed Gaming Tax(14)	9,363	18,727	18,727	98,317	145,134
Ferries Purchase Commitment(15)	99,735	35,574	—	—	135,309
Parking Lot Lease(16)	1,200	2,400	2,400	110,400	116,400
Other Operating Leases(17)	16,584	20,411	1,526	2,757	41,278

Total	$447,239	$1,819,159	$1,884,735	$1,919,961	$6,071,094

(1)	The Senior Secured Credit Facility consists of a $970.0 million single draw term B loan facility, a $200.0 million term B delayed draw facility that was fully drawn on August 19, 2005 and a $450.0 million revolving credit facility. At December 31, 2006, the amounts borrowed were $1.17 billion under the Term B facilities (including the delayed draw) and $260.1 million under the revolving credit facility. The term B facility and delayed draw facility will mature on June 15, 2011 and are subject to quarterly amortization payments commencing in the first quarter after substantial completion of The Palazzo. The revolving credit facility matures on February 22, 2010 and has no interim amortization. As of December 31, 2006, the amount available for borrowing under the revolving credit facility was $189.9 million.

(2)	The FF&E Credit Facility consists of a $7.9 million single draw term facility and a $135.0 million delayed draw term facility. At December 31, 2006, the amounts borrowed were $45.0 million under the facilities. The single draw term facility will mature on July 1, 2008 and is subject to quarterly amortization payments with one final payment of $3.7 million on October 1, 2008. The delayed draw term facility is subject to ten quarterly principal payments beginning on April 1, 2008 in an amount equal to 5.0% of the aggregate principal amount as of April 1, 2008, with the remaining amount due in four equal installments on October 1, 2010, January 1, 2011, April 1, 2011 and June 15, 2011.

(3)	The Phase II Mall Construction Loan commitment is $250.0 million and is due March 30, 2008.

(4)	Amount represents the borrowings under the Macao Credit Facility, which consists of a $1.2 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of December 31, 2006, no amounts are outstanding under the Macao Revolving Facility and no amounts have been drawn under the Macao Term B Delayed Draw Facility. The Macao Revolving Facility and the Macao Local Term Facility have a five year maturity. The Macao Term B Delayed Draw Facility and the Macao Term B Facility mature in six and seven years, respectively. The Macao Term B Delayed Draw Facility and the Macao Term B Facility are subject to nominal amortization for the first five and six years, respectively, in the first quarter following substantial completion of The Venetian Macao, with the remainder of the loans payable in four equal installments in the last year immediately preceding their respective maturity dates. Following the substantial completion of The Venetian Macao, the Macao Local Term Facility is subject to quarterly amortization in an amount of approximately $6.3 million per quarter, with the remainder of the loan payable in four equal installments in the last year immediately preceding the maturity date.

(5)	Amount represents the borrowings under the Singapore Credit Facility, which consists of a SGD$1.1 billion (approximately US$717.3 million at exchange rates in effect on December 31, 2006) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD$1.1 billion (approximately US$717.3 million at exchange rates in effect on December 31, 2006) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD$788.6 million (approximately US$514.2 million at exchange rates in effect on December 31, 2006) facility and a SGD$315.4 million (approximately US$205.7 million at exchange rates in effect on December 31, 2006) delayed draw facility. The Singapore Term Loan consists of a funded SGD$596.0 million (approximately US$388.7 million at exchange rates in effect on December 31, 2006) facility, a SGD$315.4 million (approximately US$205.7 million at exchange rates in effect on December 31, 2006) delayed draw facility, and a SGD$192.6 million (approximately US$125.6 million at exchange rates in effect on December 31, 2006) facility to provide bank guarantees in relation to a security deposit required to be delivered to the STB under the Development Agreement. The Singapore Credit Facility matures in full on August 22, 2008.

(6)	Principal payments will increase should Interface Group-Nevada achieve certain cash flow levels as defined in the loan agreement. The Sands Expo Center mortgage loan will mature on February 10, 2009 if all renewal options are exercised with monthly amortization payments.

(7)	The 6.375% Senior Notes are due on February 15, 2015.

(8)	Based on December 31, 2006 LIBOR rates of 5.4% plus the applicable interest rate spread in accordance with the respective debt agreements.

(9)	We are party to a services agreement with a third party for HVAC services for The Venetian. The total remaining payment obligation under this arrangement was $17.1 million as of December 31, 2006, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

(10)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligation under these arrangements was $11.3 million as of December 31, 2006. Under the agreement for The Grand Canal Shops mall sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(11)	We are party to employment agreements with seven of our senior executives, with remaining terms of one to three years.

(12)	VML is party to a long-term land lease of 25 years. The total remaining payment obligation under this lease was $9.2 million as of December 31, 2006.

(13)	We are party to certain leaseback agreements for the Blue Man Group theater, gondola and certain office space related to The Grand Canal Shops mall sale. The total remaining payments due as of December 31, 2006 were $176.9 million.

(14)	In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual fixed gaming tax of approximately $9.4 million per year to the government of Macao through the termination of the gaming subconcession.

(15)	During 2006, we entered in commitments to purchase ten ferries to be built over the next two years for our Macao operations. The total remaining payment obligation as of December 31, 2006 was $135.3 million.

(16)	We are party to a long-term lease agreement of 99 years for a parking structure located adjacent to The Venetian. As of December 31, 2006, total remaining payments due were $116.4 million.

(17)	We are party to certain operating leases for real estate, various equipment and service arrangements. The total remaining payments due as of December 31, 2006 were $41.3 million.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than simple interest rate caps. During 1997, we entered into operating lease arrangements with the HVAC provider. Under the terms of these operating lease agreements, we will purchase HVAC energy and services over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payment obligations due during the next twelve months of $6.8 million under the operating lease agreements with the HVAC provider.

The total remaining payment obligations under these arrangements was $17.1 million as of December 31, 2006, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreements based upon the failure of the HVAC provider to provide HVAC services. Upon the sale of The Grand Canal Shops mall on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.

Dividends

In 2004, Las Vegas Sands, Inc. declared and paid $107.9 million of dividends as tax distributions to all of its stockholders at the time, including its principal stockholder. In 2004, Las Vegas Sands, Inc. also declared a $21.1 million dividend to its stockholders which was paid in January 2005. These tax distributions were made in order to provide these stockholders with funds to pay taxes attributable to taxable income of Las Vegas Sands, Inc. (including taxable income of Las Vegas Sands, Inc. associated with the sale of The Grand Canal Shops mall) that flowed through to them by virtue of Las Vegas Sands, Inc.’s status as a subchapter S corporation for income tax purposes. As a result of its conversion to a taxable “C” corporation for income tax purposes, Las Vegas Sands, Inc. (now known as Las Vegas Sands, LLC) is no longer making these tax distributions.

Immediately prior to the July 29, 2004 acquisition of Interface Group Holding Company, Inc. (“Interface Holding”) by Las Vegas Sands, Inc., Interface Holding distributed approximately $15.2 million to its sole stockholder. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the principal stockholder of Interface Holding and $0.4 million of certain fixed and other assets.

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

The debt instruments of our subsidiaries, including the Macao Credit Facility for the construction of The Venetian Macao and the Singapore Credit Facility for the construction of the Marina Bay Sands contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell some or all of our assets or the assets of the applicable company without prior approval of the lenders or noteholders. Financial covenants included in our Senior Secured Credit Facility and our Macao Credit Facility include a minimum interest coverage ratio, a maximum leverage ratio, a minimum net worth covenant and maximum capital expenditure limitations. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt.”

Inflation

We believe that inflation and changing prices have not had a material impact on our net sales, revenues or income from continuing operations during the past three fiscal years.

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

These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino resorts in Las Vegas and Macao;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon three properties in two markets for all of our cash flow;

•	new developments, construction and ventures, including The Palazzo, The Venetian Macao and other Cotai Strip developments, Marina Bay Sands in Singapore, and Sands Bethworks;

•	our ability to obtain sufficient funding for our developments, including our developments on the Cotai Strip and in Singapore;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao;

•	increased competition and other planned construction projects in Macao; and

•	any future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2006 LIBOR rates plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Short-term debt
Variable rate	$6.5	$—	$—	$—	$—	$—	$6.5	$6.5
Average interest rate(2)	8.6%	—	—	—	—	—	8.6%	8.6%
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$243.4
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	6.8%
Variable rate	$—	$1,153.1	$56.2	$897.7	$622.9	$1,158.0	$3,887.9	$3,887.9
Average interest rate(2)	—	5.6%	7.2%	7.1%	7.1%	8.1%	7.0%	7.0%
ASSETS
Cap Agreements(3)	$—	$0.1	$0.5	$—	$—	$—	$0.6	$0.6

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3)	As of December 31, 2006, we have five interest rate cap agreements with a fair value of $0.6 million based on a quoted market value from the institution holding the agreement.

Borrowings under the Senior Secured Credit Facility bear interest at our election at LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. The weighted average interest rate for the Senior Secured Credit Facility was 7.0% for the year ended December 31, 2006. Borrowings under the $250.0 million Phase II mall construction loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum. The weighted average interest rate for the Phase II mall construction loan was 7.1% for the year ended December 31, 2006. Borrowings under The Sands Expo Center mortgage loan bear interest at an interest rate equal to LIBOR plus 3.75%. The weighted average interest rate for The Sands Expo Center mortgage loan was 8.8% for the year ended December 31, 2006. Borrowings under the Macao Credit Facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.75% per annum or at an alternative base rate plus 1.75% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. The weighted average interest rates for the Macao Local Term Facility and the Macao Term B Facility were 6.9% and 8.1%, respectively, for the year ended December 31, 2006. Borrowings under the Singapore Credit Facility bear interest at the Singapore SWAP Offer Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding and a spread of 1.6% per annum during the second twelve months that amounts are outstanding. The weighted average interest rate for the Singapore Floating Rate Notes and the Singapore Term loan was 5.0% for the year ended December 31, 2006.

Foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2006, but may be in future periods in relation to activity associated with our Macao and Singapore subsidiaries. Therefore, we may be vulnerable to changes in U.S. dollar/pataca and U.S. dollar/Singapore dollar exchange rates. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long Term Debt.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Las Vegas Sands Corp.

We have completed integrated audits of Las Vegas Sands Corp.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 27, 2007

LAS VEGAS SANDS CORP.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$468,066	$456,846
Restricted cash	398,762	71,717
Accounts receivable, net	173,683	84,778
Inventories	12,291	9,967
Deferred income taxes	15,688	7,946
Prepaid expenses and other	25,067	13,452

Total current assets	1,093,557	644,706
Property and equipment, net	4,582,325	2,600,468
Deferred financing costs, net	70,381	30,973
Restricted cash	555,132	571,143
Deferred income taxes	—	11,332
Leasehold interest in land, net	801,195	—
Other assets, net	23,868	21,117

Total assets	$7,126,458	$3,879,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,038	$34,803
Construction payables	329,375	163,932
Accrued interest payable	8,496	7,918
Other accrued liabilities	318,901	246,390
Income taxes payable	20,352	—
Current maturities of long-term debt	6,486	7,325

Total current liabilities	734,648	460,368
Other long-term liabilities	10,742	9,804
Deferred income taxes	324	—
Deferred gain on sale of The Grand Canal Shops mall	64,665	68,129
Deferred rent from The Grand Canal Shops mall transaction	104,773	105,999
Long-term debt	4,136,152	1,625,901

Total liabilities	5,051,304	2,270,201

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 354,492,452 and 354,179,580 shares issued and outstanding	354	354
Capital in excess of par value	990,429	964,660
Deferred compensation	—	(150)
Accumulated other comprehensive income (loss)	(580)	1,726
Retained earnings	1,084,951	642,948

Total stockholders’ equity	2,075,154	1,609,538

Total liabilities and stockholders’ equity	$7,126,458	$3,879,739

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Revenues:
Casino	$1,676,061	$1,250,090	$708,564
Rooms	350,606	323,560	312,003
Food and beverage	187,819	147,510	121,566
Convention, retail and other	125,692	103,065	116,437

	2,340,178	1,824,225	1,258,570
Less-promotional allowances	(103,319)	(83,313)	(61,514)

Net revenues	2,236,859	1,740,912	1,197,056

Operating expenses:
Casino	925,033	656,590	340,241
Rooms	85,651	82,058	77,249
Food and beverage	89,113	76,736	64,176
Convention, retail and other	64,315	58,068	60,055
Provision for doubtful accounts	18,067	9,358	7,959
General and administrative	230,355	192,806	173,088
Corporate expense	59,570	38,297	126,356
Rental expense	13,478	14,841	12,033
Pre-opening expense	37,673	3,732	19,025
Development expense	26,112	22,238	14,901
Depreciation and amortization	110,771	95,296	69,432
Loss on disposal of assets	2,624	1,441	31,649
Gain on sale of The Grand Canal Shops mall	—	—	(417,576)

	1,662,762	1,251,461	578,588

Operating income	574,097	489,451	618,468
Other income (expense):
Interest income	66,191	33,111	7,740
Interest expense, net of amounts capitalized	(135,853)	(96,292)	(138,077)
Other expense	(189)	(1,334)	(131)
Loss on early retirement of debt	—	(137,000)	(6,553)

Income before income taxes	504,246	287,936	481,447
Benefit (provision) for income taxes	(62,243)	(4,250)	13,736

Net income	$442,003	$283,686	$495,183

Basic earnings per share	$1.25	$0.80	$1.52

Diluted earnings per share	$1.24	$0.80	$1.52

Dividends declared per share	$—	$—	$0.44

Weighted average shares outstanding:
Basic	354,277,941	354,161,165	326,486,740

Diluted	355,264,444	354,526,604	326,848,911

Unaudited pro forma data (reflecting change in tax status):
Net income before income taxes			$481,447
Provision for income taxes			(141,737)

Net income			$339,710

Pro forma net income per share of common stock (reflecting change in tax status):
Basic			$1.04

Diluted			$1.04

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

						Accumulated
	Common Stock			Capital		Other
	Number		Receivables	in Excess		Comprehensive
	of		from	of Par	Deferred	Income	Retained
	Shares	Amount	Stockholders	Value	Compensation	(Loss)	Earnings	Total
	(In thousands, except share data)

Balance at January 1, 2004	324,658,394	$325	$(2,113)	$155,607	$—	$—	$8,289	$162,108
Net income	—	—	—	—	—	—	495,183	495,183
Capital contributions	—	—	—	420	—	—	—	420
Dividends	—	—	—	—	—	—	(144,210)	(144,210)
Receivables from stockholders	—	—	2,113	—	—	—	—	2,113
Issuances of stock options	—	—	—	49,230	—	—	—	49,230
Exercises of stock options	2,121,345	2	—	11,962	—	—	—	11,964
Issuance of common stock in connection with initial public offering, net of transaction costs of $54,855	27,380,953	27	—	739,166	—	—	—	739,193

Balance at December 31, 2004	354,160,692	354	—	956,385	—	—	359,262	1,316,001
Net income	—	—	—	—	—	—	283,686	283,686
Currency translation adjustment	—	—	—	—	—	1,726	—	1,726

Total comprehensive income								285,412
Exercises of stock options	10,800	—	—	313	—	—	—	313
Tax benefit from stock option exercises	—	—	—	8,149	—	—	—	8,149
Issuance of restricted stock	8,088	—	—	300	(300)	—	—	—
Amortization of deferred compensation	—	—	—	—	150	—	—	150
Initial public offering transaction costs	—	—	—	(487)	—	—	—	(487)

Balance at December 31, 2005	354,179,580	354	—	964,660	(150)	1,726	642,948	1,609,538
Net income	—	—	—	—	—	—	442,003	442,003
Currency translation adjustment	—	—	—	—	—	(2,306)	—	(2,306)

Total comprehensive income								439,697
Exercises of stock options	240,912	—	—	7,226	—	—	—	7,226
Tax benefit from stock option exercises	—	—	—	1,876	—	—	—	1,876
Stock-based compensation	—	—	—	16,667	150	—	—	16,817
Issuance of restricted stock	71,960	—	—	—	—	—	—	—

Balance at December 31, 2006	354,492,452	$354	$—	$990,429	$—	$(580)	$1,084,951	$2,075,154

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$442,003	$283,686	$495,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	110,771	95,296	69,432
Amortization of deferred financing costs and original issue discount	13,894	9,192	9,818
Amortization of deferred gain and rent	(4,690)	(4,692)	(2,926)
Deferred rent from The Grand Canal Shops mall transaction	—	—	109,220
Loss on early retirement of debt	—	137,000	6,553
Loss on disposal of assets	2,624	1,441	31,649
Stock-based compensation expense	14,728	150	49,230
Gain on sale of The Grand Canal Shops mall	—	—	(417,576)
Provision for doubtful accounts	18,067	9,358	7,959
Tax benefit from stock option exercises	(1,401)	8,149	—
Deferred income taxes	3,914	(5,542)	(13,736)
Changes in operating assets and liabilities:
Accounts receivable	(106,972)	(37,554)	(10,344)
Inventories	(2,324)	(1,957)	(1,759)
Prepaid expenses and other	(13,124)	(2,457)	(17,746)
Leasehold interest in land	(786,700)	—	—
Accounts payable	16,235	1,420	13,479
Accrued interest payable	578	(1,269)	4,378
Other accrued liabilities	73,449	97,695	40,555
Income taxes payable	22,228	—	—

Net cash provided by (used in) operating activities	(196,720)	589,916	373,369

Cash flows from investing activities:
Proceeds from sale of The Grand Canal Shops mall, net of transaction costs	—	—	649,568
Change in restricted cash	(310,565)	(265,386)	(235,675)
Change in receivables from stockholders	—	—	205
Capital expenditures	(1,925,291)	(860,621)	(465,748)

Net cash used in investing activities	(2,235,856)	(1,126,007)	(51,650)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of transaction costs	—	(487)	739,193
Dividends paid to shareholders	—	(21,052)	(125,027)
Proceeds from exercise of stock options	7,226	313	11,964
Contributions from shareholders	—	—	420
Tax benefit from stock option exercises	1,401	—	—
Repayments on 11% mortgage notes	—	(843,640)	(6,360)
Proceeds from 6.375% senior notes, net of discount	—	247,722	—
Proceeds from senior secured credit facility-term B	—	305,000	665,000
Proceeds from senior secured credit facility-term B delayed	—	200,000	—
Proceeds from Venetian Intermediate credit facility	—	—	10,000
Proceeds from Venetian Macao Limited revolver	—	—	10,000
Proceeds from The Sands Expo Center mortgage loan	—	—	100,000

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Proceeds from Macao credit facility	1,350,000	—	—
Proceeds from Singapore credit facility	892,076	—	—
Proceeds from senior secured credit facility-revolver	254,129	31,000	—
Proceeds from phase II mall construction loan	86,000	28,500	—
Proceeds from FF&E credit facility and other long term debt	37,790	—	—
Repayments on Venetian Intermediate credit facility	(50,000)	—	—
Repayments on Macao credit facility	(50,000)	—	—
Repayments on senior secured credit facility-revolver	(25,000)	—	—
Repayments on The Sands Expo Center mortgage loan	(4,733)	(3,687)	(711)
Repayments on FF&E credit facility and other long-term debt	(3,013)	(1,800)	(2,400)
Repayments on secured mall facility	—	—	(120,000)
Repayments on senior secured credit facility-term A and B-prior	—	—	(294,583)
Repayments on Venetian Macao Limited senior secured notes- tranches A and B	—	(120,000)	—
Repayments on Venetian Macao Limited revolver	—	—	(10,000)
Repayments on Interface Group-Nevada note payable	—	—	(127,512)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—
Payments of deferred financing costs	(52,894)	(11,276)	(29,598)

Net cash provided by (used in) financing activities	2,442,982	(302,718)	820,386

Effect of exchange rate on cash	814	757	—

Increase (decrease) in cash and cash equivalents	11,220	(838,052)	1,142,105
Cash and cash equivalents at beginning of year	456,846	1,294,898	152,793

Cash and cash equivalents at end of year	$468,066	$456,846	$1,294,898

Supplemental disclosure of cash flow information:
Cash payments for interest	$215,975	$111,066	$128,641

Cash payments for taxes	$34,750	$—	$—

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$329,375	$163,932	$87,376

Utilization of deposit to purchase property and equipment	$—	$10,000	$—

Property and equipment acquisitions included in accounts payable	$—	$—	$3,225

Non-cash distribution to principal shareholder	$—	$—	$2,329

Declared and unpaid dividends included in accrued liabilities	$—	$—	$21,052

Deferred gain on sale of The Grand Canal Shops mall	$—	$—	$77,217

Decrease in other assets related to The Grand Canal Shops mall sale	$—	$—	$13,569

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Business of Company

Las Vegas Sands Corp. (“LVSC” or the “Company”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock in December 2004. Immediately prior to the initial public offering LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc., which was converted into a Nevada limited liability company, Las Vegas Sands, LLC (“LVSLLC”) in July 2005. The acquisition of LVSLLC by LVSC has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests. LVSC’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

Operations

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 gross square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops” or the “Mall”), which was sold to a third party in 2004; a meeting and conference facility of approximately 1.1 million square feet; and an expo and convention center of approximately 1.2 million square feet (“The Sands Expo Center”).

The Company also owns and operates The Sands Macao Casino (“The Sands Macao”), the first Las Vegas-style casino in Macao, China, which opened on May 18, 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities and other high-end amenities. In addition, the Company continues to progress according to plan on the expansion of the hotel tower, which is expected to be completed in September 2007.

United States Development Projects

The Palazzo

The Company is currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo is expected to consist of an all-suites, 50-floor luxury hotel tower with approximately 3,025 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 450,000 square feet (the “Phase II mall”), which the Company has contracted to sell to a third party. The Palazzo is expected to open in fall 2007. In connection with the sale of The Grand Canal Shops mall, the Company entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops mall, to sell GGP the Phase II mall upon completion of construction. The purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

The Company is currently constructing a high rise residential condominium tower, which will consist of approximately 270 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that a subsidiary, Sands Bethworks Gaming, LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. The award of the license is subject to appeal and the actual license will be awarded after the appeal period ends. Sands Bethworks Gaming will develop a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In its first phase, the 124-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 3,000 slot machines and a variety of dining options. An additional 2,000 slot

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

machines will be added in a subsequent phase. The Sands Bethworks is also expected be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. The Company expects to open Sands Bethworks in 2008.

Macao Development Projects

The Cotai Strip

The Company is building The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) in Macao, China, an approximately 3,000 all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under its gaming subconcession in Macao, the Company is obligated to develop and open The Venetian Macao and a convention center by December 2007. The Company currently expects to open The Venetian Macao in summer 2007. If the Company fails to meet the December 2007 deadline and that deadline is not extended, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession, and its investment to date in The Venetian Macao and its other Cotai StripTM developments could be lost.

In February 2007, the Company received the final draft of the land concession agreement from the Macao government pursuant to which the Company was awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which it is building The Venetian Macao and the Four Seasons hotel. The Company has accepted the conditions of the draft land concession and has made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, the Company will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. The Company has also commenced construction on its other Cotai Strip properties on land for which it has not yet been granted land concessions. If the Company does not obtain land concessions, it could lose all or a substantial part of its investment in these other Cotai Strip properties.

In addition to the development of The Venetian Macao, the Company is developing multiple other properties on the Cotai Strip. The Company submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (which are referred to as parcels 1, 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants and entertainment facilities and other attractions and amenities, as well as common public areas. The Company has commenced construction or pre-construction on all seven parcels of the Cotai Strip. The Company plans to own and operate all of the casinos in these developments under its Macao gaming subconcession. More specifically, the Company intends to develop its other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury apartments, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and approximately 210,000 square feet of upscale retail offerings. The Company will own the entire development. The Company has entered into an exclusive non-binding letter of intent and is currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartments under its Four Seasons brand.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,450 luxury and mid-scale hotel rooms, serviced luxury apartments, a casino and a retail shopping mall. The Company will own the entire development and has entered into a management agreement with Shangri-La Hotels and Resorts to manage

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two hotels under its Shangri-La and Traders brands. In addition, the Company is negotiating with Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartments under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,000 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. The Company will own the entire development and is negotiating with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to each include a two-hotel complex with approximately 3,000 luxury and mid-scale hotel rooms on each parcel, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. The Company will own the entire development and has entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8. The Company is currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, the Company has signed a non-binding memorandum of agreement with an independent developer. The Company is currently negotiating the definitive agreement pursuant to which it will partner with this developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, the Company has signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. The Company is currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,600 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip, but within mainland China. The Company is actively preparing design concepts for the destination resort. On January 10, 2007, the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. The Company has interfaced with this committee and is actively working with the committee as the Company continues to advance its plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (“STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort that includes three 54-story hotel towers (totaling approximately 2,600 suites) linked at their roofs by a Skypark with pools, cafes and other recreation facilities, a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an approximately 150,000 square foot Art/Science museum.

Under the Development Agreement, the Company paid $1.2 billion Singapore dollars (“SGD”) (approximately US$782.5 million at exchange rates in effect on December 31, 2006) in premium payments for the lease of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the land on which the resort will be built plus an additional SGD$105.6 million (approximately US$68.9 million at exchange rates in effect on December 31, 2006) for various taxes and other fees. Of this combined amount, $806.0 million has been capitalized on the balance sheet as a leasehold interest in land with $4.8 million amortized as of December 31, 2006. The Company will amortize this asset over 60 years, which is the length of the lease agreement. Of the remaining $45.4 million, $39.7 million was recorded as a receivable (which was collected in January 2007 and further discussed at Note 4 — Accounts Receivable, Net) and $5.7 million has been capitalized on the balance sheet as construction in progress. In addition to the fees above, the Company provided a deposit of SGD$192.6 million (approximately US$125.6 million at exchange rates in effect on December 31, 2006) as a security deposit for the construction of the integrated resort, which is currently being satisfied by bank guarantees. Also in August 2006, MBS entered into a two-year SGD$2.21 billion (approximately US$1.44 billion at exchange rates in effect on December 31, 2006) bridge facility to finance the above payments and to provide for near-term development expenditures. See Note 8 — Long-Term Debt — Singapore Credit Facility.

United Kingdom Development Projects

In December 2006, the Company announced that one of its affiliates and Cantor Gaming, an affiliate of the global financial services company Cantor Fitzgerald, have agreed to launch an online casino and poker site initially aimed at serving the United Kingdom market. Cantor Gaming will provide an online casino and poker destination featuring Las Vegas Sands’ brands. The site will offer casino games, including blackjack, roulette, baccarat, video poker, slots and online poker. The offering will be part of a full end-to-end gaming service, including customer age and location verification, online payment processing, and customer services. The site is expected to be launched during the second quarter of 2007. The site will be hosted, and the operator will be licensed, in compliance with the laws of Alderney, British Channel Islands. It will not accept U.S. customers.

Other Development Projects

The Company is currently exploring the possibility of operating integrated resorts in additional Asian jurisdictions, the United States and Europe.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost which approximates their fair value. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Credit Risk

Accounts receivable are principally comprised of casino and hotel receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2006 and 2005, 88.7% and 85.6%, respectively, of the Company’s casino receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods. Inventories consist primarily of food, beverage and retail products and operating supplies.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as:

Building and improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 10 years
Airplanes	20 years

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the consolidated statements of operations.

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

For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Interest

Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2006 and 2005, the Company capitalized interest expense of $94.6 million and $22.7 million, respectively.

Deferred Financing Costs and Original Issue Discounts

Deferred financing costs and original issue discounts are amortized to interest expense based on the terms of the related debt instruments using the effective interest method.

Leasehold Interest in Land

Leasehold interest in land represents payments made for the use of land over an extended period of time. The leasehold interest will be amortized on a straight-line basis over the length of the lease agreement. Such assets are not qualifying assets for purposes of capitalizing interest and as such, are not included in the base which is used to determine capitalized interest.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. Cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction of gross casino revenues. Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer. Convention revenues are recognized when the related service is rendered or the event is held. Minimum rental revenues are included in convention, retail and other revenue and are recognized on a straight-line basis over the terms of the related lease.

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Revenue
	Year Ended December 31,
	2006	2005	2004

Food and beverage	$44,768	$34,760	$22,042
Rooms	48,005	42,354	36,994
Convention, retail and other	10,546	6,199	2,478

	$103,319	$83,313	$61,514

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Estimated Cost
	Year Ended December 31,
	2006	2005	2004

Food and beverage	$29,302	$23,153	$12,715
Rooms	11,505	10,862	9,292
Convention, retail and other	5,040	5,973	2,413

	$45,847	$39,988	$24,420

Frequent Players Program

The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company accrues for club points as a reduction to gaming revenue based upon the estimates for expected redemptions.

Pre-Opening and Development Expenses

The Company accounts for costs incurred in the development and pre-opening phases of new ventures in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred. Development expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs included in general and administrative expense were $6.0 million, $4.6 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Currency Translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity and comprehensive income, and the cumulative balance of these elements consisted solely of foreign currency translation adjustments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,277,941	354,161,165	326,486,740
Potential dilution from stock options and restricted stock	986,503	365,439	362,171

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	355,264,444	354,526,604	326,848,911

For the years ended December 31, 2006 and 2005, outstanding options to purchase 882,900 and 42,820 of common stock, respectively, were not included in the calculation of diluted earnings per share because their effect was antidilutive. There were no antidilutive options for the year ended December 31, 2004.

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recording stock-based compensation. The Company’s stock-based employee compensation plan is more fully discussed in Note 12 — Stock-Based Employee Compensation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, for disclosure purposes only. Had the Company accounted for the plan under the fair value method allowed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net income, as reported	$283,686	$495,183
Add: Stock-based compensation expense included in reported net income, net of tax	96	49,230
Deduct: Total stock-based employee compensation expense determined under the minimum value method	—	(57,310)
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option-pricing model, net of tax	(3,791)	(222)

Pro forma net income	$279,991	$486,881

Basic earnings per share, as reported	$0.80	$1.52

Basic earnings per share, pro forma	$0.79	$1.49

Diluted earnings per share, as reported	$0.80	$1.52

Diluted earnings per share, pro forma	$0.79	$1.49

Income Taxes

Prior to its merger into a wholly-owned subsidiary of LVSC (the “Merger”) in December 2004 and its conversion into a LLC in 2005, LVSLLC had elected to be taxed as an S corporation and its wholly-owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes. Nevada does not levy a corporate income tax and the Company has a temporary income tax exemption in Macao through 2008. Accordingly, no provision for federal, state, or foreign income taxes is included in the consolidated statements of operations for the period from January 1, 2004 through the Merger in December 2004. LVSLLC’s debt instruments provided for dividends to be paid to stockholders to pay income taxes associated with its taxable income attributable to each stockholder during the period LVSLLC was taxed as an S corporation. During 2004, LVSLLC declared and accrued $129.0 million of tax dividends.

As a result of the Merger and the completion of LVSC’s initial public offering in December 2004, the Company is now subject to federal and certain state income taxes. For information purposes, the consolidated statements of operations also include unaudited pro forma amounts for the income taxes that would have been recorded if the Company had historically been a C corporation.

The Company adopted SFAS No. 109, “Accounting for Income Taxes,” effective with the date of the Merger. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using enacted tax rates. SFAS No. 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary deductible differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, the Company does not take such positions unless it has “substantial authority” to do so under the Internal Revenue Code and applicable regulations. The Company may take positions on its tax returns based on substantial authority that are not ultimately accepted by the IRS. There are currently no income tax returns being examined by the IRS.

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

The Company maintains required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, the Company will adjust the income tax provision and its tax reserves in the period resolved. For tax years that are examined by taxing authorities, the Company will adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, the Company will adjust tax reserves in the year that the statute of limitations expires. The Company’s estimate of the potential outcome for any uncertain tax issue is highly judgmental, and it believes it has adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

Tax Indemnification

In connection with the conversion of LVSLLC from a subchapter S corporation to a taxable C corporation for income tax purposes, LVSLLC entered into an indemnification agreement pursuant to which it agreed to:

•	indemnify those of the Company’s stockholders who were stockholders of Las Vegas Sands, Inc. prior to the 2004 initial public offering against certain tax liabilities incurred by these stockholders as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Las Vegas Sands, Inc. with respect to taxable periods during which Las Vegas Sands, Inc. was a subchapter S corporation for income tax purposes; and

•	indemnify the Principal Stockholder against certain tax liabilities incurred by him as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Interface Holdings with respect to taxable periods during which Interface Holdings was a subchapter S corporation for income tax purposes.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Sales Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF Issue No. 06-03 will not have an effect on the Company’s results from operations or financial position.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides guidance for the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 will require entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 as of January 1, 2007, as required. The Company is currently evaluating the impact of adopting this standard, but believes that there will be a reduction to opening retained earnings in an amount that will not exceed $12.0 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements and the Company does not expect the application of this standard to change its current practices. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform to the current year presentation, which have no effect on amounts previously reported in the Company’s balance sheets, statements of operations or statements of cash flows. Casino discounts of $19.5 million previously included in the allowance for doubtful accounts and discounts is now offset against gross casino accounts receivable.

Note 3 — Restricted Cash

As required by the Company’s Senior Secured Credit Facility (See Note 8 — Long-Term Debt — Senior Secured Credit Facility), certain proceeds pursuant to draws under this facility have been deposited into restricted accounts, invested in cash and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. This restricted cash amount will be used as required for The Palazzo project costs under disbursement terms specified in this facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility. As of December 31, 2006 and 2005, The Palazzo disbursement account balance was $374.8 million and $571.1 million, respectively.

As required by the Company’s Macao credit facility entered into in May 2006 (See Note 8 — Long-Term Debt — Macao Credit Facility), certain proceeds pursuant to draws under this facility have been deposited into restricted accounts, invested in cash and pledged to a disbursement agent for the Macao credit facility lenders. This restricted cash amount will be used as required for The Sands Macao, The Venetian Macao and other Cotai Strip project costs under disbursement terms specified in this facility. The disbursement account is subject to a security

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in favor of the lenders under the Macao credit facility. As of December 31, 2006, the restricted cash balance was $465.4 million.

Restricted cash also includes $19.3 million and $21.7 million consisting primarily of advance customer deposits for convention facility rentals that have been paid pursuant to contractual terms for the years ended December 31, 2006 and 2005, respectively, and are classified as restricted in accordance with The Sands Expo Center mortgage loan (See Note 8 — Long-Term Debt — The Sands Expo Center Mortgage Loan). In addition, restricted cash includes a restricted cash deposit of $50.0 million related to the gaming license in Pennsylvania as of December 31, 2006 and 2005, $19.6 million related to the Marina Bay Sands project in Singapore as of December 31, 2006 and $24.8 million related to The Palazzo and the Phase II mall as of December 31, 2006.

Note 4 — Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	At December 31,
	2006	2005

Casino	$119,514	$79,815
Hotel	36,160	29,943
Other	53,485	4,500

	209,159	114,258
Less: allowance for doubtful accounts	(35,476)	(29,480)

	$173,683	$84,778

At December 31, 2006, other receivables include a $39.7 million receivable relating to goods and services taxes paid in connection with obtaining the leasehold interest in land, which the Company has recovered from the Singapore government in January 2007.

Note 5 — Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	At December 31,
	2006	2005

Land and land improvements	$207,144	$202,285
Building and improvements	1,622,783	1,454,462
Equipment, furniture, fixtures and leasehold improvements	528,882	351,219
Construction in progress	2,694,180	957,752

	5,052,989	2,965,718
Less: accumulated depreciation and amortization	(470,664)	(365,250)

	$4,582,325	$2,600,468

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress consists of the following (in thousands):

	At December 31,
	2006	2005

The Sands Macao	$17,443	$22,153
The Venetian Macao	1,544,622	448,830
Other Macao Development Projects	130,355	31
The Palazzo and Phase II Mall	916,302	454,227
Other	85,458	32,511

	$2,694,180	$957,752

Note 6 — Leasehold Interest in Land, Net

In August 2006, MBS entered into the Development Agreement with STB to build and operate an integrated resort called Marina Bay Sands in Singapore. Under the Development Agreement, the Company paid SGD$1.2 billion (approximately US$782.5 million at exchange rates in effect on December 31, 2006) in premium payments for the lease of the land on which the resort will be built, plus an additional SGD$105.6 million (approximately US$68.9 million at exchange rates in effect on December 31, 2006) for various taxes and other fees. Of this combined amount, $806.0 million has been capitalized on the balance sheet as leasehold interest in land with $4.8 million amortized as of December 31, 2006. The Company will amortize this asset on a straight-line basis over 60 years, which is the length of the lease agreement (approximately US$13.4 million annually at exchange rates in effect on December 31, 2006).

Note 7 — Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	At December 31,
	2006	2005

Customer deposits	$78,313	$72,274
Payroll and related	65,350	43,301
Taxes and licenses	78,922	49,407
Outstanding gaming chips and tokens	51,752	46,033
Other accruals	44,564	35,375

	$318,901	$246,390

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	At December 31,
	2006	2005

Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$970,000	$970,000
Senior Secured Credit Facility — Term B — delayed	200,000	200,000
Senior Secured Credit Facility — Revolving Facility	260,128	31,000
6.375% Senior Notes (net of original issue discount of $1,847 and $2,075, respectively)	248,153	247,925
The Sands Expo Center Mortgage Loan	90,868	95,601
Phase II Mall Construction Loan	114,500	28,500
FF&E Credit Facility — Term Funded	7,395	10,200
FF&E Credit Facility — Term Delayed Draw	37,582	—
Macao Related:
Macao Credit Facility — Term B	1,200,000	—
Macao Credit Facility — Local Term	100,000	—
Venetian Intermediate Credit Facility	—	50,000
Singapore Related:
Singapore Credit Facility — Term Loan	393,510	—
Singapore Credit Facility — Floating Rate Notes	520,502	—

	4,142,638	1,633,226
Less: current maturities	(6,486)	(7,325)

Total long-term debt	$4,136,152	$1,625,901

Senior Secured Credit Facility

On February 22, 2005, LVSLLC and Venetian Casino Resort, LLC entered into an amended and restated senior secured credit facility with a syndicate of lenders in an aggregate amount of $1.62 billion (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility amended and restated an existing senior secured credit facility and provides for a $970.0 million senior secured funded term loan facility (the “Term B Facility”), a $200.0 million senior secured delayed draw facility (the “Term B Delayed Draw Facility”), which was drawn in full in August 2005; and a $450.0 million senior secured revolving facility (the “Revolving Facility”) of which $260.1 million was drawn as of December 31, 2006.

The Term B Facility and Term B Delayed Draw Facility mature on June 15, 2011 and are subject to quarterly amortization payments in the amount of $2.9 million from the first full fiscal quarter following substantial completion of The Palazzo until June 30, 2010, followed by approximately four equal quarterly amortization payments of approximately $284.5 million each until the maturity date. The Revolving Facility matures in February 2010 and has no interim amortization. As a result of the $260.1 million draw, the amount available for working capital loans under the Revolving Facility is $189.9 million as of December 31, 2006.

The indebtedness under the Senior Secured Credit Facility is guaranteed by certain of the Company’s subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of LVSLLC’s and its wholly-owned subsidiary, Venetian Casino Resort, LLC’s (the owner of The Venetian), and the Guarantors’ assets, other than

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital stock. Venetian Macau Limited, Venetian Cotai Limited, Venetian Intermediate and the Company’s other Macao subsidiaries are not guarantors or restricted subsidiaries under the Senior Secured Credit Facility. Borrowings under the Senior Secured Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a spread of 1.75% or 0.75%, respectively, which spreads will decrease by 0.25% if the loans achieve a rating of Ba2 or higher by Moody’s and BB or higher by Standard & Poor’s, subject to certain additional conditions. The Company will also pay a standby fee of 0.5% per annum on the undrawn amounts under the Revolving Facility. The Senior Secured Credit Facility contains affirmative, negative and financial covenants customary to such financings. These covenants include restrictions on, among other things, the ability of the borrowers to incur additional debt, dispose of assets, and enter into sale and leaseback transactions. The financial covenants include a minimum consolidated net worth test, a minimum consolidated interest coverage ratio, a maximum consolidated capital expenditure test and a maximum consolidated leverage ratio. In addition, there are provisions that limit or prohibit certain payments of dividends or other distributions to LVSC. At December 31, 2006, the net assets of LVSLLC were $1.92 billion, a substantial portion of which were restricted under the terms of the Senior Secured Credit Facility.

The weighted average interest rate for the Senior Secured Credit Facility was 7.0% and 5.3% during the years ended December 31, 2006 and 2005, respectively.

The Company is required to hedge 50% of the outstanding indebtedness, which is achieved through interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt derived from the Senior Secured Credit Facility. If the fixed portion of the Company’s outstanding indebtedness falls below 50%, then the Company is obligated to fix a portion of its floating rate debt to meet the 50% requirement. To meet this requirement the Company entered into an interest rate cap agreement during 2005 with a $500.0 million notional amount that expires on March 30, 2008 and a second interest rate cap agreement during 2006 with a $50.0 million notional amount that also expires on March 30, 2008. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates of 5.75% and 6.5% as stated in the respective agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2006 and 2005.

Senior Notes

On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. The Senior Notes will mature on February 15, 2015. LVSC has the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010 at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline ratably over time. In addition, before February 15, 2008, LVSC may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the Senior Notes. The Senior Notes are unsecured senior obligations of LVSC and are jointly and severally guaranteed on a senior unsecured basis by certain of LVSC’s existing domestic subsidiaries (including LVSLLC and Venetian Casino Resort, LLC). The indenture governing the Senior Notes contains covenants that, subject to certain exceptions and conditions, limit the ability of LVSC and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets. The net proceeds of the Senior Notes offering were utilized to complete the retirement of the 11% Mortgage Notes as further described below. In June 2005, the Senior Notes were exchanged for substantially similar Senior Notes, which had been registered under the federal securities laws.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Sands Expo Center Mortgage Loan

On July 30, 2004, a wholly-owned subsidiary of the Company, Interface Group Holding Company, Inc. (“Interface”), entered into a $100.0 million mortgage loan (“The Sands Expo Center Mortgage Loan”). Interface’s obligations under the loan are secured by a first priority mortgage on The Sands Expo Center and by certain other related collateral. On July 31, 2006, Interface exercised its first one-year renewal option, extending the maturity date to August 1, 2007, unless it exercises its remaining one-year and subsequent six-month renewal options. If Interface exercises all of the renewal options then the loan must be repaid no later than January 30, 2009. The loan amortizes pursuant to a 20-year mortgage schedule, based on a 9.25% interest rate amortization. If cash flow of Interface (as defined by the loan agreement) is available after the payment of interest and mandatory amortization, tax and insurance reserve amounts, operating expenses, capital expenditures and a reserve for advanced customer deposits, additional principal payments must be made equal to the difference between (i) the principal payments necessary to amortize the loan pursuant to a 15-year schedule, based on a 7.0% interest rate and (ii) the amortization payment required by the aforementioned 9.25% amortization schedule. The loan bears interest at an interest rate equal to LIBOR plus 3.75%. The loan may be prepaid in whole or in part at par. The weighted average interest rate on The Sands Expo Center Mortgage Loan was 8.8% and 6.9% during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Company has classified this debt as long-term because it has both the ability and intent to exercise the second one-year renewal option.

Phase II Mall Construction Loan

On September 30, 2004, two wholly-owned subsidiaries of the Company, Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (the “Phase II Mall Subsidiary”), entered into a construction loan agreement with a group of lenders. The agreement provides for delayed draw loans in an aggregate principal amount of $250.0 million. The proceeds are being used to fund the design, development and construction of the Phase II mall. The loan is secured by a first-priority security interest in substantially all of the borrowers’ assets, other than capital stock. The loan bears interest, at the borrowers’ option, at either an adjusted Eurodollar rate plus 1.75% or an alternative base rate plus 0.75%. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar rate loans at the end of the applicable interest period. The loan is due in full upon the earlier of March 31, 2008 or the sale of the Phase II mall and there is no interim amortization. As of December 31, 2006, there was $114.5 million outstanding under this facility. The Phase II Mall Subsidiary will also pay a standby fee of 0.375% per annum on the undrawn amounts under the construction loan. The weighted average interest rate on the Phase II mall construction loan was 7.1% and 5.5% for the years ended December 31, 2006 and 2005, respectively.

To meet the requirements of the Phase II mall construction loan, the Company entered into an interest rate cap agreement during December 2004 (the “Phase II Mall Cap Agreement”) with a maximum $125.0 million notional amount for a term equal to the term of the Phase II mall construction loan. The provisions of the Phase II Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.0% as stated in such agreement. There was no net effect on interest expense as a result of the Phase II Mall Cap Agreement for the years ended December 31, 2006 and 2005. The notional amount of the Phase II Mall Cap Agreement (which expires on June 1, 2007) at December 31, 2006 was $107.0 million.

FF&E Financing

In September 2003, the Company and a lender entered into a credit facility (the “FF&E Term Funded Credit Facility”) to provide $15.0 million of financing for an expansion of The Venetian. The proceeds from the FF&E Term Funded Credit Facility were used to finance certain furniture, fixtures and equipment (the “Term Funded Specified FF&E”) for this expansion and the facility was secured by the Term Funded Specified FF&E. The FF&E Term Funded Credit Facility provides for a 60-month basic term loan. Interest on this term loan is three-month LIBOR plus 3.0% and is payable quarterly. In December 2006, this facility was refinanced as part of the new credit

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility discussed below. In connection with the refinancing, the terms of the remaining amounts outstanding under the FF&E Term Funded Credit Facility were amended to change the interest rate to three-month LIBOR plus 2.0% and to capitalize the interest due for the fourth quarter of 2006 to the principal balance of this term loan. The FF&E Term Funded Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of approximately $3.7 million on October 1, 2008. The weighted average interest rate for the FF&E Term Funded Credit Facility was 8.0% and 6.3% during the years ended December 31, 2006 and 2005, respectively.

In December 2006, the Company and a group of lenders, with General Electric Capital Corporation, as administrative agent to the lenders, entered into an additional $135.0 million of furniture, fixture and equipment financing (the “FF&E Term Delayed Draw Credit Facility”). The proceeds from the FF&E Term Delayed Draw Credit Facility were and will be used to finance certain equipment, fixtures, furniture and other goods (the “Term Delayed Draw Specified FF&E”) at The Palazzo and The Venetian and the facility is secured by the Term Delayed Draw Specified FF&E. The FF&E Term Delayed Draw Credit Facility provides for a 54-month delayed draw loan. Interest on this term loan is either three-month LIBOR plus 2.0% or base rate plus 1.0% and is payable quarterly. The FF&E Term Delayed Draw Credit Facility is subject to ten quarterly principal payments beginning on April 1, 2008 in an amount equal to 5% of the aggregate principal amount as of April 1, 2008, with the remaining amount due in four equal installments on October 1, 2010, January 1, 2011, April 1, 2011 and June 15, 2011. The Company will also pay a standby fee of 0.75% per annum on the undrawn amounts under the FF&E Term Delayed Draw Credit Facility. The weighted average interest rate for the FF&E Term Delayed Draw Credit Facility was 7.5% during the year ended December 31, 2006.

Macao Credit Facility

On May 25, 2006, two subsidiaries of the Company, VML US Finance, LLC (the “Borrower”) and Venetian Macau Limited, as guarantor, entered into a credit agreement (the “Macao Credit Facility”). The Macao Credit Facility consists of a $1.2 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). As of December 31, 2006, no amounts are outstanding under the Macao Revolving Facility and no amounts have been drawn under the Macao Term B Delayed Draw Facility. Under the Macao Credit Facility, the Company is required to secure the land concession in order to fully draw against the facility. In February 2007, the Company has asked its lenders to amend the Macao Credit Facility to remove this requirement, among others.

In February 2007, the Company received the final draft of the land concession agreement from the Macao government pursuant to which the Company was awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which it is building The Venetian Macao and the Four Seasons hotel. The Company has accepted the conditions of the draft land concession and has made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, the Company will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession.

The indebtedness under the Macao Credit Facility is guaranteed by Venetian Macau Limited, Venetian Cotai Limited and certain of the Company’s other foreign subsidiaries (the “Macao Guarantors”). The obligations under the Macao Credit Facility and the guarantees of the Macao Guarantors are secured by a first-priority security interest in substantially all of the Borrower’s and the Macao Guarantors’ assets, other than (1) capital stock of the Borrower and the Macao Guarantors, (2) assets that will secure permitted furniture, fixtures and equipment financings, (3) Venetian Macau Limited’s gaming subconcession contract and (4) certain other assets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Macao Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the Macao Local Term Facility, adjusted HIBOR) or at an alternative base rate, plus a spread of 2.75% or 1.75%, respectively (6.7% for the Macao Local Term Facility and 8.1% for the Macao Term B Facility at December 31, 2006). These spreads will be decreased by 0.25% from the beginning of the first interest period following the substantial completion of The Venetian Macao. The Borrower will also pay standby fees of 0.5% and 1.375% per annum on the undrawn amounts under the Macao Revolving Facility and the Macao Term B Delayed Draw Facility, respectively.

The weighted average interest rates for the Macao Local Term Facility and the Macao Term B Facility were 6.9% and 8.1%, respectively, for the year ended December 31, 2006.

To meet the requirements of the Macao Credit Facility, the Company entered into an interest rate cap agreement during September 2006 (the “Macao Cap Agreement”) with a $1.0 billion notional amount which expires on September 21, 2009. The provisions of the Macao Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.75% as stated in such agreement. There was no net effect on interest expense as a result of the Macao Cap Agreement for the year ended December 31, 2006.

The Macao Revolving Facility and the Macao Local Term Facility have a five year maturity. The Macao Term B Delayed Draw Facility and the Macao Term B Facility mature in six and seven years, respectively. The Macao Term B Delayed Draw Facility and the Macao Term B Facility are subject to nominal amortization for the first five and six years, respectively, in the first quarter following substantial completion of The Venetian Macao, with the remainder of the loans payable in four equal installments in the last year immediately preceding their respective maturity dates. Following the substantial completion of The Venetian Macao, the Macao Local Term Facility is subject to quarterly amortization in an amount of approximately $6.3 million per quarter, with the remainder of the loan payable in four equal installments in the last year immediately preceding the maturity date.

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

Singapore Credit Facility

On August 18, 2006, MBS entered into agreements (together, the “Singapore Credit Facility”) providing for a SGD$1.1 billion (approximately US$717.3 million at exchange rates in effect on December 31, 2006) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD$1.1 billion (approximately US$717.3 million at exchange rates in effect on December 31, 2006) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD$788.6 million (approximately US$514.2 million at exchange rates in effect on December 31, 2006) facility and a SGD$315.4 million (approximately US$205.7 million at exchange rates in effect on December 31, 2006) delayed draw facility. The Singapore Term Loan consists of a funded SGD$596.0 million (approximately US$388.7 million at exchange rates in effect on December 31, 2006) facility, a SGD$315.4 million (approximately US$205.7 million at exchange rates in effect on December 31, 2006) delayed draw facility, and a SGD$192.6 million (approximately US$125.6 million at exchange rates in effect on December 31, 2006) facility to provide bank guarantees for a security deposit required to be delivered to the STB under the Development Agreement. As of December 31, 2006, SGD$798.2 million (approximately US$520.5 million at exchange rates in effect on December 31, 2006) has been drawn on the Singapore Floating Rate Notes, SGD$603.5 million (approximately US$393.5 million at exchange rates in effect on December 31, 2006) has been drawn on the Singapore Term Loan, and SGD$192.6 million (approximately US$125.6 million at exchange

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates in effect on December 31, 2006) under the Singapore Term Loan has been committed to provide a guarantee for a security deposit required to be delivered to the STB under the Development Agreement.

The indebtedness under the Singapore Floating Rate Notes is guaranteed by LVSC on an unsecured basis and the indebtedness under the Singapore Term Loan is secured by a first-priority security interest in substantially all of MBS’ assets, other than capital stock and certain other assets.

Borrowings under both the Singapore Floating Rate Notes and the Singapore Term Loan bear interest at the Singapore SWAP Offer Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding under such facilities and a spread of 1.60% per annum during the second twelve months that amounts are outstanding (5.0% at December 31, 2006). MBS will also pay a standby fee of 0.375% per annum on the undrawn amounts under the Singapore Credit Facility. The Singapore Credit Facility has a two year maturity and the aggregate amount outstanding matures in full on August 22, 2008. MBS is permitted, at its option, to redeem or prepay all or a portion of the outstanding Singapore Credit Facility, at par, without premium or penalty, under certain circumstances. The weighted average interest rate for the Singapore Floating Rate Notes and the Singapore Term Loan was 5.0% for the year ended December 31, 2006.

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

As a result of the consummation of the Mall Sale on May 17, 2004 (as further described in Note 10 — Mall Sale), LVSLLC and Venetian Casino Resort, LLC were obligated to use the Excess Proceeds (as defined under the Indenture) from the Mall Sale to make an offer to purchase the maximum principal amount of Mortgage Notes that could be purchased out of the Excess Proceeds of the Mall Sale at an offer price in cash equal to 100% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest and liquidated damages, if any, to the closing date of the offer (the “Asset Sale Offer”). The Asset Sale Offer closed on June 6, 2004, and $6.4 million of Mortgage Notes were tendered and re-purchased by the Company.

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

Venetian Intermediate Credit Facility

On March 27, 2003, Venetian Intermediate entered into a credit agreement (the “Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for The Sands Macao. The credit facility was paid in full during 2006.

Scheduled Maturities of Long-Term Debt

Maturities of long-term debt outstanding at December 31, 2006 are summarized as follows (in thousands):

2007	$6,486
2008	1,153,139
2009	56,279
2010	897,650
2011	622,931
Thereafter	1,408,000

$4,144,485

Fair Values of Long-Term Debt

The fair value of the Senior Notes as of December 31, 2006 and 2005 were $243.4 million and $241.3 million, respectively. The fair value of the Senior Notes is based on quoted market prices. The fair values of other indebtedness approximate their respective carrying amounts based on the nature of these variable interest rate facilities. The fair value of the interest rate cap agreements is based upon quotes from brokers which was $0.6 million as of December 31, 2006 and 2005.

Note 9 — Income Taxes

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Federal:
Current	$58,329	$1,627	$—
Deferred	3,914	2,623	47
Recognition of net deferred tax assets upon C Corporation conversion	—	—	(13,783)

Total income tax (benefit) provision	$62,243	$4,250	$(13,736)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31 and from the C Corporation conversion date, December 17, 2004, is as follows:

			Period Ended
	Year Ended December 31,		December 31,
	2006	2005	2004

Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(16.41)%	(23.14)%	(25.45)%
Tax exempt income of foreign subsidiary (Macao)	(10.20)%	(14.07)%	(13.67)%
Valuation allowance	1.26%	2.61%	4.44%
Other, net	2.69%	1.08%	0.22%
Net deferred tax assets recognized upon termination of S corporation election	—	—	(158.64)%

Effective tax rate	12.34%	1.48%	(158.10)%

Consolidated income before taxes for U.S. and international operations for the years ended December 31, 2006 and 2005 and from the C Corporation conversion date, December 17, 2004, through December 31, 2004 is as follows (in thousands):

			Period Ended
	Year Ended December 31,		December 31,
	2006	2005	2004

Domestic	$162,592	$3,271	$80
International	341,654	284,665	8,608

Total	$504,246	$287,936	$8,688

The primary tax affected components of the Company’s net deferred tax assets are as follows (in thousands):

	At December 31,
	2006	2005

Deferred tax assets
Bad debt reserve	$12,170	$10,230
Accrued expenses	7,314	3,525
Deferred gain on the sale of the Mall	60,945	62,587
Net operating loss carryforward	—	3,053
Charitable contribution carryforward	—	2,825
Other	4,712	1,565
Net operating loss carryforward of foreign subsidiaries	23,582	17,386
Less: Valuation allowance	(23,582)	(17,386)

Total deferred tax assets	85,141	83,785

Deferred tax liabilities
Property and equipment	(67,807)	(62,698)
Prepaid expenses	(1,970)	(1,809)

Total deferred tax liabilities	(69,777)	(64,507)

Net deferred tax asset	$15,364	$19,278

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Domestic operating loss carryforwards were $8.7 million and $8.2 million for the years ended December 31, 2005 and 2004, respectively. These losses were fully utilized during the year ended December 31, 2006. Operating loss carryforwards of the foreign subsidiaries were $195.2 million, $118.3 million and $29.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. These losses begin to expire in 2007.

At December 31, 2006 and 2005, there was a $23.6 million and $17.4 million, respectively, valuation allowance provided on the foreign net operating loss carryforwards and other foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS No. 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2006 and 2005.

Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has a plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should the Company change its plans, it would be required to record a significant amount of deferred tax liabilities. For the years ended December 31, 2006 and 2005, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $719.1 million and $373.1 million, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less foreign tax credits applicable to distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

As mentioned in Note 2 — Summary of Significant Accounting Policies, the Company has a temporary income tax exemption in Macao through 2008. Had the Company been required to pay income taxes in Macao, consolidated net income would have been reduced by $45.2 million and $35.3 million, and diluted earning per share would have been reduced by $0.12 and $0.10 per share for the years ended December 31, 2006 and 2005, respectively.

Note 10 — Mall Sale

Mall Sale and Related Matters

On April 12, 2004, the Company entered into an agreement to sell The Grand Canal Shops mall and lease certain restaurant and other retail space at the casino level of The Venetian (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed on May 17, 2004 and the Company realized a gain of $417.6 million in connection with the Mall Sale. In conjunction with the Mall Sale, the Company repaid all of its $120.0 million secured Mall facility and redeemed $6.4 million of the Mortgage Notes pursuant to the Asset Sale Offer. Under the Master Lease agreement, The Venetian leased nineteen spaces on the casino level of The Venetian currently occupied by various tenants to GGP for 89 years with annual rent of one dollar per year and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian, which will amortize into income on a straight-line basis over the 89-year lease term. During the years ended December 31, 2006, 2005 and 2004, $1.2 million, $1.2 million and $0.8 million, respectively, of this deferred item was amortized and is included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in Note 11 — Commitments and Contingencies — Other Ventures and Commitments; (ii) lease the Blue Man Group Theater space located within The Grand Canal Shops mall from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. During the years ended December 31, 2006, 2005 and 2004, $3.5 million, $3.5 million and $2.1 million, respectively, of this deferred item was amortized and is included as an offset to convention, retail and other expense.

As of December 31, 2006, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2007	$7,660
2008	7,660
2009	7,884
2010	8,043
2011	8,043
Thereafter	137,611

$176,901

Phase II Mall

The Company formed the Phase II Mall Subsidiary on July 1, 2004 to develop and construct the Phase II mall. In connection with the Mall Sale, the Company entered into an agreement with GGP to construct and sell the Phase II mall for an amount equal to the greater of (i) $250.0 million; or (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the date the Phase II mall opens to the public, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250.0 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II mall’s opening date based on the formula described above. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period. The Phase II mall is expected to cost approximately $280.0 million (excluding incentive payments described below). Under the Mall Sale agreement, the Company has agreed to substantially complete construction of the Phase II mall before the earlier of 36 months after the date on which sufficient permits are received to allow the Phase II Mall Subsidiary to begin construction of the Phase II mall or March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that the Company does not substantially complete construction of the Phase II mall on or before the earlier of these two dates (as such dates may be extended as described in the preceding sentences), the Company must pay liquidated damages of $5,000 per day for the first six months and $10,000 per day for the following six months if substantial completion does not occur by the end of six months after the completion deadline. If substantial completion has not occurred on or before one year after the deadline, the Company will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II mall before the agreed-upon deadline would constitute an event of default under the Senior Secured Credit Facility and the Company’s disbursement agreement.

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

The Company made an equity contribution to the Phase II Mall Subsidiary of $63.2 million on July 15, 2004, which was used to make certain incentive payments and pay related payroll taxes to the Principal Stockholder and other senior executives of the Company for their work in connection with the Phase II mall sale and related financing transactions. The Company made additional equity contributions of $25.8 million during 2004 as required under the Phase II mall construction loan agreement (See Note 8 — Long-Term Debt — Phase II Mall Construction Loan) and further equity contributions of $7.9 million and $13.0 million during 2005 and 2006, respectively.

Note 11 — Commitments and Contingencies

Litigation

The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), a wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. This matter is in the preliminary stages and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. Lido intends to defend itself against the claims pending in the State Court Case.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Relating to Macao Casino

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp., Las Vegas Sands Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is in a preliminary stage and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against Las Vegas Sands Corp., Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. In April 2006, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. Other than the complaint which has been filed, and the Company’s answer, there is currently no pending activity in the matter. This action is in a preliminary stage and discovery has begun. Based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), Venetian Casino Resort, LLC (“VCR”), Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, disgorgement of profits related to the Company’s Macao gaming license. Other than the complaint which has been filed, there is currently no pending activity in the matter. This action is in a preliminary stage and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

Macao Concession and Subconcession

On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, Venetian Macau Limited (“Venetian Macau”) and Galaxy entered into a subconcession agreement which was recognized and approved by the Macao government and allows Venetian Macau to develop and operate casino projects, including The Sands Macao, separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at lease one year prior notice.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the subconcession agreement, Venetian Macau was obligated to develop and open The Venetian Macao by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion patacas (approximately $549.3 million at exchange rates in effect on December 31, 2006) in various development projects in Macao by June 2009. The Company has spent more than the required minimum amount. In February 2006, the Company received an extension of the June and December 2006 construction deadlines for The Venetian Macao and the convention center to December 2007. The Company currently expects to open The Venetian Macao and the convention center in summer 2007. If the Company fails to meet the December 2007 deadline, the Company could lose its right to continue to operate The Sands Macao or any other facilities developed under its Macao gaming subconcession and its investment to date in construction of The Venetian Macao and other Cotai Strip properties could be lost. To support this obligation, a Macao bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500.0 million patacas (approximately $62.4 million at exchange rates in effect on December 31, 2006) of Venetian Macau’s legal and contractual obligations to the Macao government until March 31, 2007. Venetian Macau has granted a junior lien on the Venetian Macau’s rights over the land upon which The Sands Macao is constructed to support the guarantee issued by the Macao bank under the Venetian Macau subconcession.

Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2006). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,454, $18,727 and $125, respectively, at exchange rates in effect on December 31, 2006), subject to a minimum of 45.0 million patacas (or $5.6 million at exchange rates in effect on December 31, 2006). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. As of December 31, 2006, the Company was obligated under its subconcession to make minimum future payments of approximately $9.4 million in each of the next five years and approximately $98.3 million thereafter through June 2022. These amounts are expected to increase substantially as the Company completes The Venetian Macao in 2007, which is planned to have approximately 850 table games and approximately 4,100 slots with a final capacity of approximately 1,150 table games and 7,000 slot machines, and the other Cotai Strip properties, which are planned to have approximately 1,750 table games and approximately 9,000 slot machines in total.

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

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement, which requires it to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for this integrated resort and in accordance with that agreement. Based on the proposal the Company submitted to the Singapore government, it will cost approximately $3.6 billion, inclusive of the land premium, taxes and other fees previously paid to develop and construct the Marina Bay Sands. As discussed in Note 8 — Long-Term Debt — Singapore Credit Facility, the Company entered into the Singapore Credit Facility to satisfy near-term development costs and to satisfy some of its

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under the Development Agreement. The Company intends to obtain long-term financing in an amount necessary to fund the construction of the Marina Bay Sands.

Leases

Venetian Macau

During 2003, Venetian Macau entered into a 25-year land lease agreement with the Macao government for a six acre parcel of land on which The Sands Macao was constructed. The land concession will expire in 2028 and is renewable. The land concession requires the Company to pay a premium which is payable over a number of years. In addition, the Company is also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macao government. As of December 31, 2006, Venetian Macau was obligated under its leases to make future payments as follows (in thousands):

2007	$2,988
2008	2,988
2009	162
2010	162
2011	162
Thereafter	2,758

$9,220

During the years ended December 31, 2006, 2005 and 2004, the Company recorded $0.8 million, $0.7 million and $0.5 million, respectively, in rental expense related to this land lease.

In February 2007, the Company received the final draft of the land concession agreement from the Macao government pursuant to which the Company was awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which it is building The Venetian Macao and the Four Seasons hotel. The Company has accepted the conditions of the draft land concession and has made an initial premium payment of $106.5 million towards the aggregate land premium of $323.7 million. Additionally, $24.1 million has been paid or will be paid in the form of the cost of the reclamation work and other works done on the land and the installation costs of an electrical substation with the remaining amount payable over time. The land concession will not become effective until the date it is published in Macao’s Official Gazette. Once the land concession is effective, the Company will be required to make additional land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession.

Energy Services Agreements

During 1997, Venetian Casino Resort, LLC, Interface and others entered into separate energy service agreements with a heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian Casino Resort, LLC, Interface and others over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The HVAC plant was constructed on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million. The charges payable under the separate energy services agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, Venetian Casino Resort, LLC and Interface were obligated under the energy services agreements to make future minimum payments as follows (in thousands):

2007	$6,826
2008	6,826
2009	3,412

Total minimum payments	$17,064

Expenses incurred under the energy services agreements were $6.8 million, $6.8 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating Lease Agreements

The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year.

At December 31, 2006, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2007	$17,784
2008	14,667
2009	8,144
2010	2,528
2011	1,398
Thereafter	113,157

Total minimum payments	$157,678

Expenses incurred under these operating lease agreements totaled $8.3 million, $7.0 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is party to other operating lease agreements, which are short-term and variable-rate in nature. Expenses incurred under these operating lease agreements totaled $1.5 million, $1.6 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Ventures and Commitments

The Company has entered into employment agreements with seven of the Company’s senior executives, with remaining terms of one to three years. As of December 31, 2006, the Company was obligated to make future payments as follows (in thousands):

2007	$8,380
2008	8,123
2009	7,437

Total minimum payments	$23,940

During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shops mall tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shops mall tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2006, the Company was obligated under these agreements to make future payments of $0.7 million for each of the next five years and $8.0 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company entered into commitments to purchase ferries to be built over the next two years for the Company’s Macao operations. As of December 31, 2006, the Company was obligated to make future payments of $99.7 million and $35.6 million during the years ended December 31, 2007 and 2008, respectively.

Note 12 — Stock-Based Employee Compensation

The Company has two nonqualified stock option plans, the 1997 Plan and the 2004 Plan, which are described below. The plans provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The compensation expense for the year ended December 31, 2006 was $14.7 million, which is comprised of $13.4 million from stock options and $1.3 million from restricted stock. In accordance with APB Opinion No. 25, the Company did not recognize compensation expense for employee stock option awards for the years ended December 31, 2005 and 2004, for those options where the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant. The total income tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2006 for stock-based compensation arrangements was $3.6 million. Compensation cost associated with individuals responsible for construction activities was capitalized as part of property and equipment in the amount of $2.1 million for the year ended December 31, 2006. For the year ended December 31, 2006, basic and diluted earnings per share were $0.03 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

LVSLLC 1997 Fixed Stock Option Plan

The 1997 Plan provides for 19,952,457 shares (on a post-split basis) of common stock of LVSLLC to be reserved for issuance to officers and other key employees or consultants of LVSLLC or any LVSLLC Affiliates or Subsidiaries (each as defined in the 1997 Plan) pursuant to options granted under the 1997 Plan.

The 1997 Plan provides that the Principal Stockholder may, at any time, assume the 1997 Plan or certain obligations under the 1997 Plan, in which case the Principal Stockholder will have all the rights, powers and responsibilities granted LVSLLC or its board of directors under the 1997 Plan with respect to such assumed obligations. The Principal Stockholder assumed LVSLLC’s obligations under the 1997 Plan to sell shares to optionees upon the exercise of their options with respect to options granted prior to July 15, 2004. LVSLLC is responsible for all other obligations under the 1997 Plan. LVSC assumed all of the obligations of LVSLLC and the Principal Stockholder under the 1997 Plan (other than the obligation of the Principal Stockholder to issue 984,321 shares under options granted prior to July 15, 2004), in connection with its initial public offering.

On July 30, 2004, fully vested options to purchase 3,052,460 shares of common stock were granted to employees of the Company by the board of directors under the Company’s stock option plan at an exercise price of $5.64 per share. The fair value of the common stock at the dates of grant for the stock options granted during July 2004 was originally estimated by management based principally upon a May 31, 2004 valuation of the fair value of the common stock of LVSLLC and its subsidiaries by an unaffiliated valuation specialist. The Company did not deem it necessary to obtain an additional third party valuation at the time of the option grants in July because it had already received an independent valuation as of a date (May 31) very close in time to the option grant dates. However, in retrospective review and given the proximity of the July 2004 grant dates to the proposed initial public offering date, the Company believed at the time it prepared its third quarter financial statements that the fair value of its common stock of $21.77 per share, based upon the mid-point of a preliminary estimated range for the proposed valuation in connection with the initial public offering, was the best estimate of the fair value of the common stock underlying the options at their date of grant. As a result, the intrinsic value of the fully vested options granted during the year ended December 31, 2004 of $49.2 million ($16.13 per share) was recorded as compensation expense and is included in corporate expense in the accompanying consolidated statements of operations. The principal factors used to determine the mid-point of the preliminary estimated range of the shares to be sold in the Company’s initial public offering were (i) the projections of the Company’s three operating properties, The Venetian, The Sands Macao and The Sands Expo Center, and two future projects, The Venetian Macao and The Palazzo, (ii) the trading

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiples of gaming, hospitality and other leisure industry companies and (iii) discount rates appropriate for comparable projects.

The fully vested options to purchase the 3,052,460 shares could only be exercised by the delivery of cash or check, or its equivalent. Four employees of the Company received options to purchase 942,820, 707,115, 471,410, and 931,115, respectively, shares of common stock. On August 2, 2004, one employee exercised all of the options granted to him. Another employee exercised options granted to him to acquire 353,558 shares of common stock on August 2, 2004 and 353,557 shares of common stock on November 30, 2004. Another employee exercised options granted to him to purchase 235,705 shares of common stock on August 2, 2004 and 235,705 shares of common stock on November 30, 2004. The final employee exercised all of the options granted to him during 2005. The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the year ended December 31, 2006.

The weighted average grant date value of 3,052,460 options granted under the 1997 Plan during 2004 was $21.44 per share and was computed under the minimum value method with the following weighted average assumptions; risk free interest rate of 3.84%; no expected dividends; and an expected life of 1/2 year. The total intrinsic value of options exercised under the 1997 Plan during the years ended December 31, 2005 and 2004 were $38.2 million and $34.2 million, respectively.

Las Vegas Sands Corp. 2004 Equity Award Plan

The Company adopted the 2004 Plan for grants of option to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2006, there were 21,436,738 shares available for grant under the 2004 Plan.

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Weighted average volatility	31.25%	31.45%	40.00%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	4.54%	4.14%	3.66%
Expected dividends	—	—	—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of 3,164,243 options, 304,820 options and 2,185,783 options granted under the 2004 Plan during the years ended December 31, 2006, 2005 and 2004, respectively, was $21.24, $13.87 and $12.78 per share, respectively. The total intrinsic value of options exercised under the 2004 Plan during the years ended December 31, 2006 and 2005 was $10.3 million and $0.1 million, respectively.

A summary of the status of the Company’s 2004 Plan for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2006	2,097,960	$29.83
Granted	3,164,243	53.48
Exercised	(240,912)	30.01
Forfeited	(445,789)	35.67

Outstanding at December 31, 2006	4,575,502	$45.61	8.83	$200,727,273

Exercisable at December 31, 2006	352,075	$29.29	7.97	$21,191,394

Restricted Stock Awards

A summary of the status of the Company’s nonvested restricted shares for the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	8,088	$37.09
Granted	77,829	44.00
Vested	(8,088)	37.09
Forfeited	(5,869)	42.59

Nonvested at December 31, 2006	71,960	$44.12

As of December 31, 2006, there was $55.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $2.1 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.2 years and 1.9 years, respectively.

For the year ended December 31, 2006, cash received from stock option exercises was $7.2 million and the tax benefit realized for the tax deductions from those exercises totaled $1.9 million. For the year ended December 31, 2005, no cash was received from stock option exercises; however, the tax benefit realized for the tax deduction from those exercises totaled $8.1 million.

Note 13 — Employee Benefit Plans

The Company is self-insured for health care and workers compensation benefits for its employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the consolidated balance sheet.

Participation in the Venetian Casino Resort, LLC 401(k) employee savings plan is available for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. For the years ended December 31, 2006, 2005 and 2004, the Company’s matching contributions under the savings plan were $4.5 million, $3.1 million and $2.7 million, respectively.

Participation in Venetian Macau’s provident retirement fund is available for all permanent employees after a three-month probation period. Venetian Macau contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the year ended December 31, 2006, Venetian Macau’s contributions into the provident fund were $4.9 million. No contributions were made during 2005 and 2004.

Note 14 — Related Party Transactions

The Principal Stockholder is a partner in four entities that operate restaurants in The Venetian. The terms and conditions of the leases granted by the Company for such restaurants were at amounts which management believed would be no more favorable than those negotiated with independent third parties. Valentino Las Vegas, LLC and Night Market, LLC paid The Venetian $0.5 million and Postrio Las Vegas, LLC and Carnevale Coffee Bar, LLC paid the Grand Canal Shops II, LLC $0.5 million for the year ended December 31, 2004. The Company purchased the lease interest and assets of Carnevale Coffee Bar, LLC during 2003 for $3.1 million, payable in installments of $0.6 million during 2003, and $0.3 million annually over ten years, beginning in 2004 through September 1, 2013. As a result of the sale of the Mall (See Note 10 — Mall Sale), there were no amounts paid to the Company for the years ended December 31, 2006 and 2005 from the entities noted above.

The Company paid approximately $4.3 million, $3.0 million and $3.1 million during the years ended December 31, 2006, 2005 and 2004, respectively, to a travel agent and charter tour operator for travel related services, which is controlled by the Principal Stockholder.

During the year ended December 31, 2005, the Principal Stockholder purchased certain banquet room and catering goods and services from The Venetian of approximately $1.0 million. No such goods or services were purchased during 2006.

The Company purchased hotel guest amenities from a company that is controlled by the Principal Stockholder’s brother. The total amount paid was approximately $1.2 million, $1.8 million and $2.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. In 2004, the Company also paid the Principal Stockholder’s brother a finder’s fee of $1.3 million in connection with securing an agreement with a laundry provider.

During the years ended December 31, 2006 and 2005, the Company incurred and paid certain expenses totaling $1.3 million and $0.7 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2006 and 2005, the Company charged and received from the Principal Stockholder $3.3 million and $1.2 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.

As of December 31, 2004, the Company incurred certain expenses and had certain payables totaling $1.7 million and $0.9 million, respectively to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Segment Information

The Company reviews the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo Center and The Palazzo (currently under construction) and (2) Macao, which includes The Sands Macao, The Venetian Macao (currently under construction) and other development projects. In addition, Singapore, which includes the Marina Bay Sands (currently in development), will be reported as a separate segment. Effective April 1, 2006, the Company changed its segments based upon changes in the information used by the chief operating decision maker to include The Sands Expo Center within the Las Vegas segment. The information for the years ended December 31, 2005 and 2004 has been reclassified to conform to the current presentation. The Company’s segment information is as follows for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net Revenues
Las Vegas	$959,700	$844,313	$799,846
Macao	1,277,159	896,599	397,210

Total net revenues	$2,236,859	$1,740,912	$1,197,056

Adjusted EBITDAR(1)
Las Vegas	$368,570	$323,549	$314,759
Macao	455,755	341,747	159,529

Total adjusted EBITDAR	824,325	665,296	474,288
Other Operating Costs and Expenses
Corporate expense	(59,570)	(38,297)	(126,356)
Rental expense	(13,478)	(14,841)	(12,033)
Depreciation and amortization	(110,771)	(95,296)	(69,432)
Gain (loss) on disposal of assets	(2,624)	(1,441)	385,927
Pre-opening expense	(37,673)	(3,732)	(19,025)
Development expense	(26,112)	(22,238)	(14,901)

Operating income	574,097	489,451	618,468
Other Non-Operating Costs and Expenses
Interest income	66,191	33,111	7,740
Interest expense, net of amounts capitalized	(135,853)	(96,292)	(138,077)
Other expense	(189)	(1,334)	(131)
Loss on early retirement of debt	—	(137,000)	(6,553)

Income before income taxes	504,246	287,936	481,447
Benefit (provision) for income taxes	(62,243)	(4,250)	13,736

Net income	$442,003	$283,686	$495,183

(1)	Adjusted EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other expense, gain (loss) on disposal of assets, loss on early retirement of debt, rental expense and corporate expense. Adjusted EBITDAR is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004

Capital Expenditures
Las Vegas Sands Corp. and Other	$49,506	$529	$40,032
Las Vegas:
The Venetian	109,119	138,015	117,578
The Palazzo	530,455	333,835	110,342
Macao:
The Sands Macao	98,498	39,486	190,049
The Venetian Macao	1,023,861	348,305	7,747
Other Development Projects	100,695	451	—
Singapore	13,157	—	—

Total capital expenditures	$1,925,291	$860,621	$465,748

	Year Ended December 31,
	2006	2005

Total Assets
Las Vegas Sands Corp. and Other	$209,701	$307,679
Las Vegas:
The Venetian	1,991,566	2,080,931
The Palazzo	1,179,157	605,320
Macao:
The Sands Macao	537,990	425,597
The Venetian Macao	2,138,535	459,333
Other Development Projects	170,441	879
Singapore	899,068	—

Total consolidated assets	$7,126,458	$3,879,739

Note 16 — Dividends

Immediately prior to the July 29, 2004 acquisition of Interface by LVSLLC, Interface distributed approximately $15.2 million to its sole stockholder, who is also the Principal Stockholder of LVSC. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the Principal Stockholder and $0.4 million of certain fixed and other assets. Additionally, as further described in Note 2 — Summary of Significant Accounting Policies, the Company declared tax distributions to its stockholders of $129.0 million during 2004. There were no dividends declared during 2006 and 2005.

Note 17 — Condensed Consolidating Financial Information

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

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, is as follows (in thousands).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$69,100	$84,581	$314,385	$—	$468,066
Restricted cash	50,076	67,742	280,944	—	398,762
Intercompany receivables	170,844	59,004	—	(229,848)	—
Accounts receivable, net	137	120,707	52,839	—	173,683
Intercompany notes receivable	73,154	52,736	—	(125,890)	—
Inventories	—	10,100	2,191	—	12,291
Deferred income taxes	1,583	14,171	—	(66)	15,688
Prepaid expenses and other	1,793	7,826	15,448	—	25,067

Total current assets	366,687	416,867	665,807	(355,804)	1,093,557
Property and equipment, net	85,758	2,231,110	2,265,457	—	4,582,325
Investment in subsidiaries	1,919,079	831,931	—	(2,751,010)	—
Deferred financing costs, net	1,176	23,113	46,092	—	70,381
Restricted cash	—	328,556	226,576	—	555,132
Deferred income taxes	—	907	4,141	(5,048)	—
Leasehold interest in land, net	—	—	801,195	—	801,195
Other assets, net	78	12,468	11,322	—	23,868

Total assets	$2,372,778	$3,844,952	$4,020,590	$(3,111,862)	$7,126,458

Accounts payable	$884	$26,749	$23,405	$—	$51,038
Construction payables	674	67,068	261,633	—	329,375
Intercompany payables	—	43,261	186,587	(229,848)	—
Accrued interest payable	5,977	763	1,756	—	8,496
Other accrued liabilities	13,231	138,312	167,358	—	318,901
Intercompany notes payable	—	—	125,890	(125,890)	—
Income taxes payable	20,352	—	—	—	20,352
Deferred income taxes	—	—	66	(66)	—
Current maturities of long-term debt	—	1,800	4,686	—	6,486

Total current liabilities	41,118	277,953	771,381	(355,804)	734,648
Other long-term liabilities	2,981	174,675	2,524	—	180,180
Deferred income taxes	5,372	—	—	(5,048)	324
Long-term debt	248,153	1,473,245	2,414,754	—	4,136,152

Total liabilities	297,624	1,925,873	3,188,659	(360,852)	5,051,304

Stockholders’ equity	2,075,154	1,919,079	831,931	(2,751,010)	2,075,154

Total stockholders’ equity and liabilities	$2,372,778	$3,844,952	$4,020,590	$(3,111,862)	$7,126,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2005

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$202,196	$87,173	$167,477	$—	$456,846
Restricted cash	50,052	3	21,662	—	71,717
Intercompany receivables	2,207	3,373	4,195	(9,775)	—
Accounts receivable, net	245	81,204	3,329	—	84,778
Intercompany notes receivable	121,784	—	—	(121,784)	—
Inventories	—	8,584	1,383	—	9,967
Deferred income taxes	11,748	(2,871)	(931)	—	7,946
Prepaid expenses and other	436	6,141	6,875	—	13,452

Total current assets	388,668	183,607	203,990	(131,559)	644,706
Property and equipment, net	38,471	1,744,352	817,645	—	2,600,468
Investment in subsidiaries	1,441,500	480,619	—	(1,922,119)	—
Deferred financing costs, net	1,322	26,442	3,209	—	30,973
Restricted cash	—	571,143	—	—	571,143
Deferred income taxes	3,130	5,852	2,350	—	11,332
Other assets, net	79	12,485	8,553	—	21,117

Total assets	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

Accounts payable	$50	$20,614	$14,139	$—	$34,803
Construction payables	—	54,234	109,698	—	163,932
Intercompany payables	—	—	9,775	(9,775)	—
Accrued interest payable	5,977	1,157	784	—	7,918
Other accrued liabilities	8,053	116,029	122,308	—	246,390
Intercompany notes payable	—	—	121,784	(121,784)	—
Current maturities of long-term debt	—	2,400	4,925	—	7,325

Total current liabilities	14,080	194,434	383,413	(131,559)	460,368
Other long-term liabilities	1,627	179,766	2,539	—	183,932
Long-term debt	247,925	1,208,800	169,176	—	1,625,901

Total liabilities	263,632	1,583,000	555,128	(131,559)	2,270,201

Stockholders’ equity	1,609,538	1,441,500	480,619	(1,922,119)	1,609,538

Total stockholders’ equity and liabilities	$1,873,170	$3,024,500	$1,035,747	$(2,053,678)	$3,879,739

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$411,771	$1,264,290	$—	$1,676,061
Rooms	—	343,995	6,611	—	350,606
Food and beverage	—	141,284	51,129	(4,594)	187,819
Convention, retail and other	33,408	55,842	72,275	(35,833)	125,692

Total revenues	33,408	952,892	1,394,305	(40,427)	2,340,178
Less — promotional allowances	(625)	(66,140)	(36,554)	—	(103,319)

Net revenues	32,783	886,752	1,357,751	(40,427)	2,236,859

Operating expenses:
Casino	—	187,431	737,839	(237)	925,033
Rooms	—	85,420	231	—	85,651
Food and beverage	—	66,524	24,107	(1,518)	89,113
Convention, retail and other	—	34,464	35,036	(5,185)	64,315
Provision for doubtful accounts	—	17,645	422	—	18,067
General and administrative	—	178,682	85,160	(33,487)	230,355
Corporate expense	59,220	—	350	—	59,570
Rental expense	—	11,841	1,637	—	13,478
Pre-opening expense	—	1,369	36,304	—	37,673
Development expense	3,280	(35)	22,867	—	26,112
Depreciation and amortization	2,906	64,567	43,298	—	110,771
Loss on disposal of assets	—	684	1,940	—	2,624

	65,406	648,592	989,191	(40,427)	1,662,762

Operating income (loss)	(32,623)	238,160	368,560	—	574,097
Other income (expense):
Interest income	12,457	31,571	30,186	(8,023)	66,191
Interest expense, net of amounts capitalized	(16,921)	(73,615)	(53,340)	8,023	(135,853)
Other income (expense)	2,422	(478)	(2,133)	—	(189)
Income from equity investment in subsidiaries	470,823	342,579	—	(813,402)	—

Income before income taxes	436,158	538,217	343,273	(813,402)	504,246
Benefit (provision) for income taxes	5,845	(67,394)	(694)	—	(62,243)

Net income	$442,003	$470,823	$342,579	$(813,402)	$442,003

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2005

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$367,915	$882,175	$—	$1,250,090
Rooms	—	318,830	4,730	—	323,560
Food and beverage	—	119,301	31,108	(2,899)	147,510
Convention, retail and other	17,909	39,047	65,328	(19,219)	103,065

Total revenues	17,909	845,093	983,341	(22,118)	1,824,225
Less — promotional allowances	(762)	(56,951)	(25,600)	—	(83,313)

Net revenues	17,147	788,142	957,741	(22,118)	1,740,912

Operating expenses:
Casino	—	166,912	489,678	—	656,590
Rooms	—	81,778	280	—	82,058
Food and beverage	—	62,819	14,172	(255)	76,736
Convention, retail and other	—	29,317	32,705	(3,954)	58,068
Provision for doubtful accounts	—	9,101	257	—	9,358
General and administrative	—	148,043	62,672	(17,909)	192,806
Corporate expense	38,200	—	97	—	38,297
Rental expense	—	13,280	1,561	—	14,841
Pre-opening expense	—	678	3,054	—	3,732
Development expense	646	217	21,375	—	22,238
Depreciation and amortization	2,037	64,954	28,305	—	95,296
Loss on disposal of assets	—	1,117	324	—	1,441

	40,883	578,216	654,480	(22,118)	1,251,461

Operating income (loss)	(23,736)	209,926	303,261	—	489,451
Other income (expense):
Interest income	12,365	20,005	9,775	(9,034)	33,111
Interest expense, net of amounts capitalized	(9,178)	(71,271)	(24,877)	9,034	(96,292)
Other expense	—	(1,211)	(123)	—	(1,334)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Income from equity investment in subsidiaries	298,967	284,534	—	(583,501)	—

Income before income taxes	278,418	309,149	283,870	(583,501)	287,936
Benefit (provision) for income taxes	5,268	(10,182)	664	—	(4,250)

Net income	$283,686	$298,967	$284,534	$(583,501)	$283,686

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2004

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$320,990	$387,574	$—	$708,564
Rooms	—	311,680	323	—	312,003
Food and beverage	—	108,511	15,896	(2,841)	121,566
Convention, retail and other	—	41,037	78,597	(3,197)	116,437

Total revenues	—	782,218	482,390	(6,038)	1,258,570
Less — promotional allowances	—	(53,210)	(8,304)	—	(61,514)

Net revenues	—	729,008	474,086	(6,038)	1,197,056

Operating expenses:
Casino	—	143,925	196,427	(111)	340,241
Rooms	—	77,108	141	—	77,249
Food and beverage	—	55,599	10,367	(1,790)	64,176
Convention, retail and other	—	25,763	37,561	(3,269)	60,055
Provision for doubtful accounts	—	7,959	—	—	7,959
General and administrative	—	128,535	44,953	(400)	173,088
Corporate expense	—	62,793	64,031	(468)	126,356
Rental expense	—	9,869	2,164	—	12,033
Pre-opening expense	—	995	18,030	—	19,025
Development expense	—	3,741	11,160	—	14,901
Depreciation and amortization	—	51,524	17,908	—	69,432
Loss on disposal of assets	—	31,536	113	—	31,649
Gain on sale of The Grand Canal Shops	—	(417,576)	—	—	(417,576)

	—	181,771	402,855	(6,038)	578,588

Operating income	—	547,237	71,231	—	618,468
Other income (expense):
Interest income	506	7,114	4,924	(4,804)	7,740
Interest expense, net of amounts capitalized	—	(119,983)	(22,898)	4,804	(138,077)
Other expense	—	—	(131)	—	(131)
Loss on early retirement of debt	—	(5,406)	(1,147)	—	(6,553)
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	—	(16,826)	16,826	—	—
Income from equity investment in subsidiaries	494,677	69,572	—	(564,249)	—

Income before income taxes	495,183	481,708	68,805	(564,249)	481,447
Benefit for income taxes	—	12,969	767	—	13,736

Net income	$495,183	$494,677	$69,572	$(564,249)	$495,183

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(28,167)	$182,485	$(351,038)	$—	$(196,720)

Cash flows from investing activities:
Change in restricted cash	(24)	174,848	(485,389)	—	(310,565)
Capital expenditures	(49,519)	(542,665)	(1,333,107)	—	(1,925,291)
Notes receivable to Non-Guarantor Subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from Non-Guarantor Subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable to Las Vegas Sands Corp.	—	20,000	—	(20,000)	—
Repayment of receivable from Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Intercompany receivable to Non-Guarantor Subsidiaries	(104,464)	(31,408)	—	135,872	—
Capital contributions to subsidiaries	(9,549)	(6,993)	—	16,542	—

Net cash provided by (used in) investing activities	(113,556)	(456,218)	(1,818,496)	152,414	(2,235,856)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,226	—	—	—	7,226
Tax benefit from stock option exercises	1,401	—	—	—	1,401
Capital contributions received	—	9,549	6,993	(16,542)	—
Borrowings from Las Vegas Sands Corp.	—	—	219,464	(219,464)	—
Borrowings from Guarantor Subsidiaries	20,000	—	106,408	(126,408)	—
Repayment on borrowings from Guarantor Subsidiaries	(20,000)	—	(25,000)	45,000	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Proceeds from Macao credit facility	—	—	1,350,000	—	1,350,000
Proceeds from Singapore credit facility	—	—	892,076	—	892,076
Proceeds from senior secured credit facility-revolver	—	254,129	—	—	254,129
Proceeds from phase II mall construction loan	—	—	86,000	—	86,000
Proceeds from FF&E credit facility and other long-term debt	—	37,715	75	—	37,790
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on Macao credit facility	—	—	(50,000)	—	(50,000)
Repayment on senior secured credit facility-revolver	—	(25,000)	—	—	(25,000)
Repayments on FF&E credit facility and other long-term debt	—	(2,999)	(14)	—	(3,013)
Repayments on The Sands Expo Center mortgage loan	—	—	(4,733)	—	(4,733)
Payments of deferred financing costs	—	(2,253)	(50,641)	—	(52,894)

Net cash provided by (used in) financing activities	8,627	271,141	2,315,628	(152,414)	2,442,982

Effect of exchange rate on cash	—	—	814	—	814

Increase (decrease) in cash and cash equivalents	(133,096)	(2,592)	146,908	—	11,220
Cash and cash equivalents at beginning of year	202,196	87,173	167,477	—	456,846

Cash and cash equivalents at end of year	$69,100	$84,581	$314,385	$—	$468,066

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2005

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(4,102)	$218,117	$375,901	$—	$589,916

Cash flows from investing activities:
Change in restricted cash	(50,052)	(213,007)	(2,327)	—	(265,386)
Capital expenditures	(1,217)	(429,103)	(430,301)	—	(860,621)
Capital contributions to subsidiaries	(564,260)	(63,741)	—	628,001	—
Note receivable from Las Vegas Sands Corp.	(121,784)	—	—	121,784	—
Intercompany payment for airplane transfer	(40,000)	40,000	—	—	—

Net cash used in investing activities	(777,313)	(665,851)	(432,628)	749,785	(1,126,007)

Cash flows from financing activities:
Transaction costs, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Proceeds from exercise of stock options	313	—	—	—	313
Capital contributions received	—	564,260	63,741	(628,001)	—
Borrowings from Las Vegas Sands Corp.	—	—	121,784	(121,784)	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from senior secured credit facility-term B delayed	—	200,000	—	—	200,000
Proceeds from phase II mall construction loan	—	—	28,500	—	28,500
Repayments on Venetian Macao senior secured notes-tranches A and B	—	—	(120,000)	—	(120,000)
Proceeds from senior secured credit facility-revolver	—	31,000	—	—	31,000
Repayments on FF&E credit facility	—	(1,800)	—	—	(1,800)
Repayments on The Sands Expo Center mortgage loan	—	—	(3,687)	—	(3,687)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of deferred financing costs	(1,438)	(9,783)	(55)	—	(11,276)
Net change in intercompany accounts	(7,426)	35,895	(28,469)	—	—

Net cash provided by (used in) financing activities	238,684	146,569	61,814	(749,785)	(302,718)

Effect of exchange rate on cash	—	—	757	—	757

Increase (decrease) in cash and cash equivalents	(542,731)	(301,165)	5,844	—	(838,052)
Cash and cash equivalents at beginning of year	744,927	388,338	161,633	—	1,294,898

Cash and cash equivalents at end of year	$202,196	$87,173	$167,477	$—	$456,846

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2004

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by operating activities	$515	$156,232	$216,622	$—	$373,369

Cash flows from investing activities:
Proceeds from sale of The Grand Canal Shops, net of transaction costs	—	649,568	—	—	649,568
Change in restricted cash	—	(356,018)	120,343	—	(235,675)
Notes receivable from stockholders	—	843	(638)	—	205
Capital expenditures	—	(210,926)	(254,822)	—	(465,748)
Capital contributions to subsidiaries	—	(183,895)	—	183,895	—

Net cash used in investing activities	—	(100,428)	(135,117)	183,895	(51,650)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of transaction costs	739,193	—	—	—	739,193
Dividends paid to shareholders	—	(112,107)	(12,920)	—	(125,027)
Proceeds from exercise of stock options	—	11,964	—	—	11,964
Contributions from shareholders	—	—	420	—	420
Capital contribution from Venetian Casino Resort, LLC	—	—	94,882	(94,882)	—
Capital contribution from Las Vegas Sands, Inc.	—	—	89,013	(89,013)	—
Repayments on 11% mortgage notes	—	(6,360)	—	—	(6,360)
Repayments on secured mall facility	—	—	(120,000)	—	(120,000)
Repayments on senior secured credit facility-term A and B	—	(294,583)	—	—	(294,583)
Proceeds from senior secured credit facility-term B	—	665,000	—	—	665,000
Proceeds from Venetian Macao Limited revolver	—	—	10,000	—	10,000
Repayments on Venetian Macao Limited revolver	—	—	(10,000)	—	(10,000)
Proceeds from Venetian Intermediate credit facility	—	—	10,000	—	10,000
Repayments on FF&E credit facility	—	(2,400)	—	—	(2,400)
Repayments on Interface Nevada note payable	—	—	(127,512)	—	(127,512)
Proceeds from The Sands Expo Center mortgage loan	—	—	100,000	—	100,000
Repayments on The Sands Expo Center mortgage loan	—	—	(711)	—	(711)
Payments of deferred financing costs	—	(22,396)	(7,202)	—	(29,598)
Net change in intercompany accounts	5,219	(9,187)	3,968	—	—

Net cash provided by financing activities	744,412	229,931	29,938	(183,895)	820,386

Increase in cash and cash equivalents	744,927	285,735	111,443	—	1,142,105
Cash and cash equivalents at beginning of year	—	102,603	50,190	—	152,793

Cash and cash equivalents at end of year	$744,927	$388,338	$161,633	$—	$1,294,898

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)

2006
Net revenues	$530,364	$517,007	$553,228	$636,260	$2,236,859
Operating income	148,880	125,415	133,478	166,324	574,097
Net income	121,783	109,329	97,251	113,640	442,003
Basic earnings per share	0.34	0.31	0.27	0.32	1.25
Diluted earnings per share	0.34	0.31	0.27	0.32	1.24
2005
Net revenues	$403,794	$398,821	$437,622	$500,675	$1,740,912
Operating income	125,336	114,143	108,484	141,488	489,451
Net income	7,112	86,429	80,096	110,049	283,686
Basic earnings per share	0.02	0.24	0.23	0.31	0.80
Diluted earnings per share	0.02	0.24	0.23	0.31	0.80

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Las Vegas Sands Corp.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 27, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2006, 2005 and 2004

		Provision
	Balance at	for	Write-offs,	Balance
	Beginning	Doubtful	net of	at End
Description	of Year	Accounts	Recoveries	of Year
	(In thousands)

Allowance for doubtful accounts:
2004	$20,861	7,959	(8,511)	$20,309

2005	$20,309	9,358	(187)	$29,480

2006	$29,480	18,067	(12,071)	$35,476

The allowance for doubtful accounts schedule for prior years has been reclassified to conform to the current year presentation. Specifically, $9.3 million, $14.2 million and $19.5 million as of December 31, 2003, 2004 and 2005, respectively, of casino discounts previously included in the allowance have been excluded and have been directly offset against gross casino accounts receivable. This had no effect on amounts previously reported in the Company’s balance sheets, statements of operations or statements of cash flows.

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year

Deferred income tax asset valuation allowance:
2004	$—	6,175	—	$6,175

2005	$6,175	11,211	—	$17,386

2006	$17,386	6,196	—	$23,582

ITEM 9. —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2006 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on this framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears beginning on page 71 herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

ITEM 9B. —	OTHER INFORMATION

None.

PART III

ITEM 10. —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 27, 2007 (the “Proxy Statement”). We have adopted a Code of Business Conduct and Ethics which is posted on our website at www.lasvegassands.com, along with any amendments or waivers to the Code.

ITEM 11. —	EXECUTIVE COMPENSATION

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement.

ITEM 12. —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement.

ITEM 13. —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement.

ITEM 14. —	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit No.		Description of Document

3.1		Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2		Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.1		Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2		Indenture, dated as of February 10, 2005, by and among Las Vegas Sands Corp., each of the Guarantors party thereto and U.S. Bank National Association, Trustee (the “6.375% Notes Indenture”) (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K dated as of February 15, 2005).
4.3		Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2005).
4	.4*	Letter regarding certain debt instruments.
10.1		Amended and Restated Credit Agreement, dated as of February 22, 2005, among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, Goldman Sachs Credit Partners, L.P., The Bank of Nova Scotia, Wells Fargo Foothill, Inc., CIT Group/Equipment Financing, Inc. and Commerzbank AG (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 10, 2005).
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, The Bank of Nova Scotia, Commerzbank AG, The CIT Group/Equipment Financing, Inc., Wells Fargo Foothill, Inc. and Goldman Sachs Credit Partners, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.3		Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors party thereof and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document

10.4	First Amendment to Amended and Restated Security Agreement, dated as of September 30, 2004, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.64 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.5	Supplement to Security Agreement, dated as of September 30, 2004, among the debtors as defined in the Amended and Restated Security Agreement, dated as of August 20, 2004, in favor of The Bank of Nova Scotia, as intercreditor agent for each of the secured parties as defined in the Amended and Restated Security Agreement (incorporated by reference from Exhibit 10.67 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.6	Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.7	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.8	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors party thereto for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.9	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.10	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.13	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.14	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.	Description of Document

10.15	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.16	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.17	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.18	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.19	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.20	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.21	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.22	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.23	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.24	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.25	Assignment and Assumption Agreement, dated as of December 20, 2004. by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.26	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.27	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.28	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

Exhibit No.		Description of Document

10.29		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.30		Employment Agreement, dated as of December 9, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley K. Serwin (incorporated by reference from Exhibit 10.66 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.31		Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.32		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002).
10.33		Land concession, dated as of December 10, 2003, issued by the Macao Special Administrative Region to Venetian Macau (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10	.34†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.35		Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.36		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.37		Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.38		First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.39		Registration Rights Agreement, dated as of December 20, 2004, by and among Las Vegas Sands Corp. and the stockholders named therein (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.40		Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 2, 2006).
10.41		Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.42		Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.43		Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document

10.44	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.45	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.46	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.47	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Scott D. Henry (incorporated by reference from Exhibit 10.51 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.48	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.49	Construction Loan Agreement, dated September 30, 2004, by and among Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC, as borrowers, the lenders party thereto, The Bank of Nova Scotia, as the Sole Lead Arranger and the Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, as the Syndication Agent (incorporated by reference from Exhibit 4.1 to Las Vegas Sands, Inc.’s Report on Form 8-K filed on October 20, 2004).
10.50	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated September 30, 2004, made by Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.54 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.51	Security Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, and each subsidiary from time to time party thereto, and The Bank of Nova Scotia, in its capacity as Administrative Agent for and on behalf of each Secured Party (incorporated by reference from Exhibit 10.55 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.52	Master Disbursement Agreement, dated as of September 30, 2004, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. as the Bank Arranger and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.56 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.53	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).

Exhibit No.	Description of Document

10.54	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.53 to the Company’s Annual Report on Form 10-K (Reg. No. 333-42147) filed on April 1, 2005).
10.55	Environmental Indemnity Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Las Vegas Sands, Inc., Lido Casino Resort, LLC and Venetian Casino Resort, LLC to and for the benefit of The Bank of Nova Scotia as administrative agent for itself and the other agents and lenders under the Construction Loan Agreement (incorporated by reference from Exhibit 10.59 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.56	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.57	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.58	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.59	Disbursement Collateral Account Agreement, dated as of September 30, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.60	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.61	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.62	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.63	Aircraft Interchange Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.64	Aircraft Time Share Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.65	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K filed on March 2, 2006).

Exhibit No.		Description of Document

10.66		Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.67		Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.68		Employment Agreement, dated as of June 1, 2006, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert Rozek (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.69		Amendment No. 1, dated as of June 20, 2006 and effective as of June 8, 2006, to Employment Agreement, dated as of November 18, 2004, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Scott D. Henry (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.70		Facility Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., Goldman Sachs (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea — Chinese Banking Corporation Limited and the financial institutions listed therein as Original Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.71		Purchase Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., the Purchasers named therein, Las Vegas Sands Corp., Goldman Sachs (Singapore) Pte. and DBS Bank Ltd. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.72		Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.73		Third Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 26, 2006, by and among Venetian Casino Resort, LLC, Lido Casino Resort, LLC, Phase II Mall Subsidiary, LLC, Grand Canal Shops II, LLC, and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10	.74*	FF&E Facility Credit Agreement, dated as of December 14, 2006, among Las Vegas Sands, LLC, Venetian Casino Resort, LLC and Lido Casino Resort, LLC, as borrowers, the Financial Institutions named therein as Lenders and General Electric Capital Corporation, as Administrative Agent.
10.75		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).
10	.76*	First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan.
10	.77*	Amendment No. 2, dated as of July 1, 2006, between Atlantic-Pacific Las Vegas, LLC and Venetian Casino Resort, LLC.
10	.78*	First Amendment to Lease, dated as of July 11, 2006, between Grand Canal Shops II, LLC and Venetian Casino Resort, LLC.
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

February 28, 2007

/s/  Sheldon G. Adelson
Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson Sheldon G. Adelson	Chairman of the Board, Chief Executive Officer and Director	February 28, 2007

/s/ Irwin Chafetz Irwin Chafetz	Director	February 28, 2007

/s/ Charles D. Forman Charles D. Forman	Director	February 28, 2007

/s/ Andrew R. Heyer Andrew R. Heyer	Director	February 28, 2007

/s/ Michael A. Leven Michael A. Leven	Director	February 28, 2007

/s/ James L. Purcell James L. Purcell	Director	February 28, 2007

/s/ Irwin A. Siegel Irwin A. Siegel	Director	February 28, 2007

/s/ William P. Weidner William P. Weidner	President, Chief Operating Officer and Director	February 28, 2007

/s/ Robert P. Rozek Robert P. Rozek	Senior Vice President and Chief Financial Officer	February 28, 2007

Index to Exhibits

Exhibit No.		Description of Document

3.1		Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2		Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.1		Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2		Indenture, dated as of February 10, 2005, by and among Las Vegas Sands Corp., each of the Guarantors party thereto and U.S. Bank National Association, Trustee (the “6.375% Notes Indenture”) (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K dated as of February 15, 2005).
4.3		Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2005).
4	.4*	Letter regarding certain debt instruments.
10.1		Amended and Restated Credit Agreement, dated as of February 22, 2005, among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, Goldman Sachs Credit Partners, L.P., The Bank of Nova Scotia, Wells Fargo Foothill, Inc., CIT Group/Equipment Financing, Inc. and Commerzbank AG (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 10, 2005).
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, the lenders listed therein, The Bank of Nova Scotia, Commerzbank AG, The CIT Group/Equipment Financing, Inc., Wells Fargo Foothill, Inc. and Goldman Sachs Credit Partners, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.3		Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors party thereof and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.4		First Amendment to Amended and Restated Security Agreement, dated as of September 30, 2004, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.64 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.5		Supplement to Security Agreement, dated as of September 30, 2004, among the debtors as defined in the Amended and Restated Security Agreement, dated as of August 20, 2004, in favor of The Bank of Nova Scotia, as intercreditor agent for each of the secured parties as defined in the Amended and Restated Security Agreement (incorporated by reference from Exhibit 10.67 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.6		Second Amendment to Amended and Restated Security Agreement, dated as of February 22, 2005, by and between Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the subsidiary guarantors as defined therein, and The Bank of Nova Scotia, as intercreditor agent, for and on behalf of each bank secured party as defined therein, U.S. Bank National Association, as trustee, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).

Exhibit No.	Description of Document

10.7	Amended and Restated Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.8	Amended and Restated Subsidiary Guaranty, dated as of February 22, 2005, by the Subsidiary Guarantors party thereto for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.9	Amended and Restated Environmental Indemnity Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, and Lido Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.10	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.13	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.14	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.15	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.16	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.17	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).
10.18	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document

10.19	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.20	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.21	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.22	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.23	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.24	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.25	Assignment and Assumption Agreement, dated as of December 20, 2004. by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.26	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.27	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.28	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.29	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.30	Employment Agreement, dated as of December 9, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley K. Serwin (incorporated by reference from Exhibit 10.66 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.31	Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.32	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002).
10.33	Land concession, dated as of December 10, 2003, issued by the Macao Special Administrative Region to Venetian Macau (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.		Description of Document

10	.34†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.35		Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.36		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Form 8-K filed on April 16, 2004).
10.37		Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.38		First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.39		Registration Rights Agreement, dated as of December 20, 2004, by and among Las Vegas Sands Corp. and the stockholders named therein (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).
10.40		Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 2, 2006).
10.41		Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.42		Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.43		Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.44		Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.45		Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.46		First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.47		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Scott D. Henry (incorporated by reference from Exhibit 10.51 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

Exhibit No.	Description of Document

10.48	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.49	Construction Loan Agreement, dated September 30, 2004, by and among Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC, as borrowers, the lenders party thereto, The Bank of Nova Scotia, as the Sole Lead Arranger and the Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, as the Syndication Agent (incorporated by reference from Exhibit 4.1 to Las Vegas Sands, Inc.’s Report on Form 8-K filed on October 20, 2004).
10.50	Deed Of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated September 30, 2004, made by Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.54 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.51	Security Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, and each subsidiary from time to time party thereto, and The Bank of Nova Scotia, in its capacity as Administrative Agent for and on behalf of each Secured Party (incorporated by reference from Exhibit 10.55 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.52	Master Disbursement Agreement, dated as of September 30, 2004, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. as the Bank Arranger and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.56 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.53	First Amendment to Master Disbursement Agreement, dated as of February 22, 2005, among Lido Casino Resort, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, The Bank of Nova Scotia, as the Bank Agent, The Bank of Nova Scotia, as the Phase II Mall Agent, Goldman Sachs Credit Partners L.P. and The Bank of Nova Scotia, as the Joint Bank Arrangers, and The Bank of Nova Scotia, as the Disbursement Agent (incorporated by reference from Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.54	Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of February 22, 2005, made by Lido Casino Resort, LLC, as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Administrative Agent, as beneficiary (incorporated by reference from Exhibit 10.53 to the Company’s Annual Report on Form 10-K (Reg. No. 333-42147) filed on April 1, 2005).
10.55	Environmental Indemnity Agreement, dated as of September 30, 2004, by and among Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Las Vegas Sands, Inc., Lido Casino Resort, LLC and Venetian Casino Resort, LLC to and for the benefit of The Bank of Nova Scotia as administrative agent for itself and the other agents and lenders under the Construction Loan Agreement (incorporated by reference from Exhibit 10.59 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.56	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.57	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K dated as of March 31, 2005).

Exhibit No.	Description of Document

10.58	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.59	Disbursement Collateral Account Agreement, dated as of September 30, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.68 to the Company’s Amendment No. 2 Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.60	First Amendment to Disbursement Collateral Account Agreement, dated as of February 22, 2005, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Lido Casino Resort, LLC, The Bank of Nova Scotia, as custodian and in its capacity as a securities intermediary, and the Bank of Nova Scotia, in its capacity as the intercreditor agent, for and on behalf of each bank intercreditor agent as defined therein, U.S. Bank National Association, as trustee for and on behalf of the mortgage note holders under the mortgage notes indenture as defined therein, and the intercreditor agent (incorporated by reference from Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2005).
10.61	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.62	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.63	Aircraft Interchange Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.64	Aircraft Time Share Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2005).
10.65	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K filed on March 2, 2006).
10.66	Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.67	Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.68	Employment Agreement, dated as of June 1, 2006, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert Rozek (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.69	Amendment No. 1, dated as of June 20, 2006 and effective as of June 8, 2006, to Employment Agreement, dated as of November 18, 2004, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Scott D. Henry (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).
10.70	Facility Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., Goldman Sachs (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea — Chinese Banking Corporation Limited and the financial institutions listed therein as Original Lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

Exhibit No.		Description of Document

10.71		Purchase Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., the Purchasers named therein, Las Vegas Sands Corp., Goldman Sachs (Singapore) Pte. and DBS Bank Ltd. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.72		Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.73		Third Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 26, 2006, by and among Venetian Casino Resort, LLC, Lido Casino Resort, LLC, Phase II Mall Subsidiary, LLC, Grand Canal Shops II, LLC, and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10	.74*	FF&E Facility Credit Agreement, dated as of December 14, 2006, among Las Vegas Sands, LLC, Venetian Casino Resort, LLC and Lido Casino Resort, LLC, as borrowers, the Financial Institutions named therein as Lenders and General Electric Capital Corporation, as Administrative Agent.
10.75		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).
10	.76*	First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan.
10	.77*	Amendment No. 2, dated as of July 1, 2006, between Atlantic-Pacific Las Vegas, LLC and Venetian Casino Resort, LLC.
10	.78*	First Amendment to Lease, dated as of July 11, 2006, between Grand Canal Shops II, LLC and Venetian Casino Resort, LLC.
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.