Form 10-Q
period 2007-03-31
LAS VEGAS SANDS CORP
filed 2007-05-10
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of          , 2007.

LAS VEGAS SANDS CORP.

Class	Outstanding at May 8, 2007

Common Stock ($0.001 par value)	354,814,310 shares

LAS VEGAS SANDS CORP.

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$439,525	$468,066
Restricted cash	290,683	398,762
Accounts receivable, net	120,854	173,683
Inventories	13,052	12,291
Deferred income taxes	16,553	15,688
Prepaid expenses and other	28,856	25,067

Total current assets	909,523	1,093,557
Property and equipment, net	5,344,802	4,582,325
Deferred financing costs, net	66,747	70,381
Restricted cash	265,336	555,132
Deferred income taxes	1,014	—
Leasehold interest in land, net	911,621	801,195
Other assets, net	36,609	23,868

Total assets	$7,535,652	$7,126,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,192	$51,038
Construction payables	367,109	329,375
Accrued interest payable	4,458	8,496
Other accrued liabilities	322,159	318,901
Income taxes payable	—	20,352
Current maturities of long-term debt	165,610	6,486

Total current liabilities	915,528	734,648
Other long-term liabilities	17,068	10,742
Deferred income taxes	—	324
Deferred gain on sale of The Grand Canal Shops	63,799	64,665
Deferred rent from The Grand Canal Shops transaction	104,466	104,773
Long-term debt	4,258,356	4,136,152

Total liabilities	5,359,217	5,051,304

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 354,809,535 and 354,492,452 shares issued and outstanding	355	354
Capital in excess of par value	1,009,748	990,429
Accumulated other comprehensive loss	(5,428)	(580)
Retained earnings	1,171,760	1,084,951

Total stockholders’ equity	2,176,435	2,075,154

Total liabilities and stockholders’ equity	$7,535,652	$7,126,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands,
	except share and per share data)

Revenues:
Casino	$465,734	$375,382
Rooms	97,868	91,138
Food and beverage	54,359	51,816
Convention, retail and other	43,046	35,005

	661,007	553,341
Less — promotional allowances	(32,789)	(22,977)

Net revenues	628,218	530,364

Operating expenses:
Casino	278,697	205,344
Rooms	22,524	21,753
Food and beverage	23,633	24,057
Convention, retail and other	17,431	16,395
Provision for doubtful accounts	15,516	4,989
General and administrative	57,971	54,812
Corporate expense	18,519	12,954
Rental expense	6,708	3,707
Pre-opening expense	22,457	2,219
Development expense	2,346	9,168
Depreciation and amortization	31,232	25,005
Loss on disposal of assets	178	1,081

	497,212	381,484

Operating income	131,006	148,880
Other income (expense):
Interest income	12,664	10,214
Interest expense, net of amounts capitalized	(34,612)	(21,415)
Other income (expense)	(7,033)	164

Income before income taxes	102,025	137,843
Provision for income taxes	(11,111)	(16,060)

Net income	$90,914	$121,783

Basic earnings per share	$0.26	$0.34

Diluted earnings per share	$0.26	$0.34

Weighted average shares outstanding:
Basic	354,613,724	354,199,253

Diluted	356,114,292	354,592,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$90,914	$121,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,232	25,005
Amortization of leasehold interest in land included in rental expense	4,213	—
Amortization of deferred financing costs and original issue discount	5,054	2,074
Amortization of deferred gain and rent	(1,173)	(1,172)
Loss on disposal of assets	178	1,081
Stock-based compensation expense	4,448	2,862
Provision for doubtful accounts	15,516	4,989
Tax benefit from stock option exercises	(2,293)	(632)
Deferred income taxes	(2,203)	6,851
Changes in operating assets and liabilities:
Accounts receivable	37,313	(28,661)
Inventories	(761)	(678)
Prepaid expenses and other	(12,768)	(6,857)
Leasehold interest in land	(105,934)	—
Accounts payable	5,154	9,456
Accrued interest payable	(4,038)	(4,641)
Other accrued liabilities	5,962	5,534
Income taxes payable	(19,463)	8,832

Net cash provided by operating activities	51,351	145,826

Cash flows from investing activities:
Change in restricted cash	398,571	(47,786)
Capital expenditures	(764,964)	(294,233)

Net cash used in investing activities	(366,393)	(342,019)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,983	1,864
Tax benefit from stock option exercises	2,293	632
Proceeds from Macao credit facility	85,000	—
Proceeds from Singapore credit facility	110,777	—
Proceeds from airplane financings	72,000	—
Proceeds from senior secured credit facility-revolver	62,000	92,129
Proceeds from Phase II mall construction loan	35,000	14,000
Proceeds from FF&E credit facility and other long-term debt	6,082	75
Repayments on Venetian Intermediate credit facility	—	(50,000)
Repayment on senior secured credit facility-revolver	(99,000)	—
Repayments on FF&E credit facility and other long-term debt	(605)	(1,200)
Repayments on The Sands Expo Center mortgage loan	(535)	(951)
Payments of deferred financing costs	(1,284)	—

Net cash provided by financing activities	281,711	56,549

Effect of exchange rate on cash	4,790	75

Decrease in cash and cash equivalents	(28,541)	(139,569)
Cash and cash equivalents at beginning of period	468,066	456,846

Cash and cash equivalents at end of period	$439,525	$317,277

Supplemental disclosure of cash flow information:
Cash payments for interest	$80,416	$31,905

Cash payments for taxes	$30,000	$—

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$367,109	$182,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (a Nevada corporation) and its subsidiaries (collectively the “Company”) for the year ended December 31, 2006. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

Operations

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 gross square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops”), which was sold to a third party in 2004; and a meeting and conference facility of approximately 1.1 million square feet (the “Congress Center”). A subsidiary of Las Vegas Sands Corp. owns and operates an expo and convention center with approximately 1.2 million square feet (“The Sands Expo Center”), which is connected to The Venetian and the Congress Center.

The Company also owns and operates the Sands Macao Casino (the “Sands Macao”), the first Las Vegas-style casino in Macao, China, which opened in May 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theater and other high-end amenities. In addition, the Company continues to progress according to plan on the expansion of the hotel tower, which is expected to be completed in September 2007.

United States Development Projects

The Company is currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo will consist of an all-suites, 50-floor luxury hotel tower with approximately 3,068 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 400,000 net leasable square feet (the “Phase II mall”), which the Company has contracted to sell to a third party. The Palazzo is expected to open in late 2007. The Company is also constructing a high-rise residential condominium tower, which will consist of approximately 300 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008. In addition, the Company is in the process of developing a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is expected to open in late 2008. In its first phase, the 126-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 3,000 slot machines, a 50,000 square foot multipurpose event center and a variety of dining options. The Company expects to add an additional 2,000 slot machines in a subsequent phase.

Macao Development Projects

The Company is building The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) on the Cotai StripTM in Macao, China. The Venetian Macao will be an approximately 3,000 all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas and is expected to open in late August 2007. In addition, the Company is developing multiple other properties on the Cotai Strip.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants, entertainment facilities and other attractions and amenities, as well as common public areas.

In February 2007, the Company received the final draft of the land concession agreement from the Macao government pursuant to which the Company was awarded a concession by lease for parcels which are referred to as 1, 2 and 3 on the Cotai Strip, including the sites on which it is building The Venetian Macao (parcel 1) and the Four Seasons hotel (parcel 2). The Company has accepted the conditions of the draft land concession and has made an initial premium payment of 853.0 million patacas (approximately $105.9 million at exchange rates in effect on March 31, 2007) towards the aggregate land premium of 2.59 billion patacas (approximately $322.0 million at exchange rates in effect on March 31, 2007). Additionally, the Company received a credit in the amount of 193.4 million patacas (approximately $24.0 million at exchange rates in effect on March 31, 2007) towards the aggregate land premium related to reclamation work and other works done on the land and the installation costs of an electrical substation. Each parcel’s share of the remaining balance will either be due upon the completion of the corresponding resort or be payable through seven equal semi-annual payments to be made over a four year period and bearing interest at 5%, whichever comes first. On April 18, 2007, the land concession became effective when it was published in Macao’s Official Gazette. Now that the land concession is effective, the Company will be required to make land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. The Company has also commenced construction on its other Cotai Strip properties on land for which it has not yet been granted land concessions. If the Company does not obtain land concessions, it could lose all or a substantial part of its $162.8 million in capitalized construction costs to date, related to these other Cotai Strip properties.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, located approximately one mile from the Cotai Strip, but within mainland China. On January 10, 2007, the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. The Company has interfaced with this committee and is actively working with the committee as it continues to advance its plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (“STB”) to build and operate an integrated resort called The Marina Bay Sands in Singapore, which is expected to open in 2009. The Marina Bay Sands will be a large integrated resort that includes three 50+ story hotel towers (totaling approximately 2,500 suites), a casino, an enclosed retail, dining and entertainment complex with approximately 1.0 million net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an art/science museum.

Other Development Projects

The Company is currently exploring the possibility of operating integrated resorts in additional Asian jurisdictions, the United States and Europe.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides guidance for the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 requires entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. The Company adopted FIN No. 48 as of January 1, 2007 and recorded a reduction to opening retained earnings of $4.1 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company does not expect the application of this standard to change its current practices.

NOTE 2 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Changes in stockholders’ equity for the three months ended March 31, 2007 were as follows (in thousands):

Balance at December 31, 2006	$2,075,154
Net income	90,914
Stock-based compensation	4,885
Proceeds from exercise of stock options	9,983
Tax benefit from exercise of stock options	4,452
Change in accumulated other comprehensive loss	(4,848)
Cumulative effect from adoption of FIN No. 48	(4,105)

Balance at March 31, 2007	$2,176,435

At March 31, 2007 and December 31, 2006, the accumulated other comprehensive income balance consisted solely of foreign currency translation adjustments. For the three months ended March 31, 2007 and 2006, comprehensive income amounted to $86.1 million and $121.5 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	March 31,
	2007	2006

Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,613,724	354,199,253
Potential dilution from stock options and restricted stock	1,500,568	393,344

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	356,114,292	354,592,597

Antidilutive stock options excluded from calculation of diluted earnings per share	859,973	2,223,714

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Land and land improvements	$212,559	$207,144
Building and improvements	1,622,917	1,622,783
Equipment, furniture, fixtures and leasehold improvements	563,696	528,882
Construction in progress	3,447,053	2,694,180

	5,846,225	5,052,989
Less: accumulated depreciation and amortization	(501,423)	(470,664)

	$5,344,802	$4,582,325

Construction in progress consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Sands Macao	$29,835	$17,443
The Venetian Macao	1,898,583	1,544,622
Other Macao Development Projects	188,338	130,355
The Marina Bay Sands	88,632	30,511
The Palazzo and Phase II Mall	1,130,942	916,302
Other	110,723	54,947

	$3,447,053	$2,694,180

During the three months ended March 31, 2007 and 2006, the Company capitalized interest expense of $46.8 million and $8.3 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Corporate and U.S. Related:
Senior Secured Credit Facility — Term B and Term B Delayed Draw	$1,170,000	$1,170,000
Senior Secured Credit Facility — Revolving Facility	223,128	260,128
6.375% Senior Notes	248,210	248,153
The Sands Expo Center Mortgage Loan	90,333	90,868
Phase II Mall Construction Loan	149,500	114,500
Airplane Financings	72,000	—
FF&E Credit Facility — Term Funded	6,790	7,395
FF&E Credit Facility — Term Delayed Draw	37,582	37,582
Macao Related:
Macao Credit Facility — Term B and Local Term	1,300,000	1,300,000
Macao Credit Facility — Term B Delayed	85,000	—
Other Debt	6,082	—
Singapore Related:
Singapore Credit Facility — Term Loan	455,412	393,510
Singapore Credit Facility — Floating Rate Notes	579,929	520,502

	4,423,966	4,142,638
Less: current maturities	(165,610)	(6,486)

Total long-term debt	$4,258,356	$4,136,152

In February 2007, the Company entered into promissory notes totaling $72.0 million (the “Airplane Financings”) to finance the purchase of one airplane and refinance two others that were already owned (the “Aircraft”). The Airplane Financings consist of balloon payment promissory notes (the “Balloon Notes”) and amortizing promissory notes (the “Amortizing Notes”), all of which have ten year maturities and are collateralized by the Aircraft. The Airplane Financings bear interest at three-month LIBOR plus 1.5% (6.86% at March 31, 2007). The Amortizing Notes, which total $28.8 million, are subject to quarterly principal and interest payments beginning June 1, 2007. The Balloon Notes, which total $43.2 million, are subject to quarterly interest payments beginning June 1, 2007, with the principal payments due in full on March 1, 2017. At March 31, 2007, the book value of the Aircraft collateralizing the Airplane Financings was $67.8 million.

In March 2007, the Company entered into a promissory note (the “Other Debt”) totaling $6.1 million bearing interest at 5.75% with the principal payment due in full on March 28, 2008.

In March 2007, the $2.5 billion Macao credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, the lenders of the Macao credit facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and the Company exercised its rights under the Macro credit facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the total credit facility to $3.3 billion. In April 2007, the Company borrowed $600.0 million of the $800.0 million accordion feature.

On April 17, 2007, the Company announced that its subsidiary, Las Vegas Sands, LLC (“LVSLLC”), commenced the marketing of a $5.0 billion senior secured credit facility, which is expected to consist of a $3.0 billion funded term loan, a $600.0 million delayed draw term loan (which will be available for 12 months after

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing), a $400.0 million delayed draw term loan (which will be available for 18 months after closing) and a $1.0 billion revolving credit facility. The proceeds of the senior secured credit facility will be used to (i) refinance LVSLLC’s indebtedness under its current credit facility, repay the Phase II mall construction loan, which is due in March 2008, repay the FF & E credit facilities, and repay The Sands Expo Center mortgage loan, (ii) fund domestic development projects, including permitted investments and certain restricted payments, (iii) provide liquidity to support international development projects, and (iv) fund working capital and for general corporate purposes. Domestic development projects include: the completion of The Palazzo and the Phase II mall, the construction of The Palazzo condominium tower, the refurbishment of rooms at The Venetian, the construction of a new convention center to be built near The Sands Expo Center with direct access to the casino complex, and the construction of Sands Bethworks.

NOTE 5 — INCOME TAXES

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to opening retained earnings. At the adoption date of January 1, 2007, the Company had $8.5 million of unrecognized tax benefits, of which $6.1 million would affect the effective income tax rate if recognized.

The Company files income tax returns in the U.S., various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities for years after 2002. The Company is not presently under examination by any major tax jurisdiction.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes on the statement of operations. At January 1, 2007, the date of adoption, and at March 31, 2007, the Company did not accrue any significant interest or penalties.

NOTE 6 — STOCK-BASED EMPLOYEE COMPENSATION

The compensation expense for the three months ended March 31, 2007 and 2006 was $4.4 million and $2.9 million, respectively, which is comprised of $4.1 million from stock options and $0.3 million from restricted stock for the three months ended March 31, 2007 and $2.6 million from stock options and $0.3 million from restricted stock for the three months ended March 31, 2006. Compensation cost capitalized as part of property and equipment was $0.5 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, 409,573 options and 2,184,361 options were granted with weighted average grant date fair values of $37.56 and $17.36 per share, respectively. In addition, during the three months ended March 31, 2007 and 2006, 46,474 restricted shares and 73,370 restricted shares were granted with weighted average grant date fair values of $87.32 and $42.59 per share, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC, another wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claimed in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million plus interest, costs and attorney’s fees (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. On April 11, 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. This matter remains in discovery and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. Lido intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Casino

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp., Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, Las Vegas Sands Corp. was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is in a preliminary stage, discovery has begun and the Company has filed a motion for partial summary judgment. Based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of an unfavorable outcome in this matter is remote. The Company intends to defend this matter vigorously.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), Venetian Casino Resort, LLC (“VCR”), Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, disgorgement of profits related to the Company’s Macao gaming license. This action is in a preliminary stage and the Company has filed a motion to dismiss the action. Based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of an unfavorable outcome in this matter is remote. The Company intends to defend this matter vigorously.

NOTE 8 — SEGMENT INFORMATION

The Company reviews the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo Center and The Palazzo (currently under construction), (2) Macao, which includes the Sands Macao, The Venetian Macao (currently under construction) and other development projects and (3) Singapore, which includes The Marina Bay Sands (currently under construction). Effective April 1, 2006, the Company changed its segments based upon changes in the information used by the chief operation decision maker to include The Sands Expo Center within the Las Vegas segment. The information for the three months ended March 31, 2006 has been reclassified to conform to the current presentation. The Company’s segment information is as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Net Revenues
Las Vegas	$277,844	$248,727
Macao	350,374	281,637

Total net revenues	$628,218	$530,364

Adjusted EBITDAR
Las Vegas	$112,102	$101,082
Macao	102,296	103,447

Total adjusted EBITDAR	214,398	204,529
Other Operating Costs and Expenses
Corporate expense	(18,519)	(12,954)
Rental expense	(6,708)	(3,707)
Stock-based compensation expense	(1,952)	(1,515)
Depreciation and amortization	(31,232)	(25,005)
Loss on disposal of assets	(178)	(1,081)
Pre-opening expense	(22,457)	(2,219)
Development expense	(2,346)	(9,168)

Operating income	131,006	148,880

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2007	2006

Other Non-Operating Costs and Expenses
Interest income	12,664	10,214
Interest expense, net of amounts capitalized	(34,612)	(21,415)
Other income (expense)	(7,033)	164
Provision for income taxes	(11,111)	(16,060)

Net income	$90,914	$121,783

(1)	Adjusted EBITDAR is earnings before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on disposal of assets, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

	Three Months Ended March 31,
	2007	2006

Capital Expenditures
Las Vegas Sands Corp. and Others	$46,421	$35
Las Vegas:
The Venetian	39,508	22,711
The Palazzo	177,809	75,453
Macao:
Sands Macao	18,479	16,454
The Venetian Macao	377,287	179,572
Other Development Projects	62,068	—
Singapore	43,392	8

Total capital expenditures	$764,964	$294,233

	March 31,	December 31,
	2007	2006

Total Assets
Las Vegas Sands Corp. and Others	$321,858	$209,701
Las Vegas:
The Venetian	1,857,139	1,991,566
The Palazzo	1,418,405	1,179,157
Macao:
Sands Macao	544,556	537,990
The Venetian Macao	2,143,827	2,138,535
Other Development Projects	236,610	170,441
Singapore	1,013,257	899,068

Total consolidated assets	$7,535,652	$7,126,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Las Vegas Sands Corp. (“LVSC”) is the obligor of the 6.375% Senior Notes due 2015 issued by LVSC on February 10, 2005. Las Vegas Sands, LLC, Venetian Casino Resort, LLC (“VCR”), Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort, LLC, which was merged into VCR in March 2007 (collectively, the “Guarantor Subsidiaries”) have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis.

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006, is as follows (in thousands).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$128,346	$69,329	$241,850	$—	$439,525
Restricted cash	50,483	91,940	148,260	—	290,683
Intercompany receivables	120,574	66,282	—	(186,856)	—
Accounts receivable, net	128	110,047	10,679	—	120,854
Inventories	—	10,542	2,510	—	13,052
Deferred income taxes	1,620	15,000	—	(67)	16,553
Prepaid expenses	7,232	7,649	13,975	—	28,856

Total current assets	308,383	370,789	417,274	(186,923)	909,523
Property and equipment, net	135,121	2,430,237	2,779,444	—	5,344,802
Investment in subsidiaries	2,002,204	875,763	—	(2,877,967)	—
Intercompany notes receivable	72,842	52,732	—	(125,574)	—
Deferred financing costs, net	1,509	21,710	43,528	—	66,747
Restricted cash	—	187,988	77,348	—	265,336
Deferred income taxes	—	—	4,642	(3,628)	1,014
Leasehold interest in land, net	—	—	911,621	—	911,621
Other assets, net	620	19,252	16,737	—	36,609

Total assets	$2,520,679	$3,958,471	$4,250,594	$(3,194,092)	$7,535,652

Accounts payable	$370	$35,206	$20,616	$—	$56,192
Construction payables	3,071	99,573	264,465	—	367,109
Intercompany payables	—	81,402	105,454	(186,856)	—
Accrued interest payable	2,623	470	1,365	—	4,458
Other accrued liabilities	4,908	128,385	188,866	—	322,159
Deferred income taxes	—	—	67	(67)	—
Current maturities of long-term debt	2,878	1,800	160,932	—	165,610

Total current liabilities	13,850	346,836	741,765	(186,923)	915,528
Other long-term liabilities	9,862	173,358	2,113	—	185,333
Intercompany notes payable	—	—	125,574	(125,574)	—
Deferred income taxes	3,200	428	—	(3,628)	—
Long-term debt	317,332	1,435,645	2,505,379	—	4,258,356

	344,244	1,956,267	3,374,831	(316,125)	5,359,217

Stockholders’ equity	2,176,435	2,002,204	875,763	(2,877,967)	2,176,435

Total liabilities and stockholders’ equity	$2,520,679	$3,958,471	$4,250,594	$(3,194,092)	$7,535,652

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$69,100	$84,581	$314,385	$—	$468,066
Restricted cash	50,076	67,742	280,944	—	398,762
Intercompany receivables	170,844	59,004	—	(229,848)	—
Accounts receivable, net	137	120,707	52,839	—	173,683
Inventories	—	10,100	2,191	—	12,291
Deferred income taxes	1,583	14,171	—	(66)	15,688
Prepaid expenses and other	1,793	7,826	15,448	—	25,067

Total current assets	293,533	364,131	665,807	(229,914)	1,093,557
Property and equipment, net	85,758	2,231,110	2,265,457	—	4,582,325
Investment in subsidiaries	1,919,079	831,931	—	(2,751,010)	—
Intercompany notes receivable	73,154	52,736	—	(125,890)	—
Deferred financing costs, net	1,176	23,113	46,092	—	70,381
Restricted cash	—	328,556	226,576	—	555,132
Deferred income taxes	—	907	4,141	(5,048)	—
Leasehold interest in land, net	—	—	801,195	—	801,195
Other assets, net	78	12,468	11,322	—	23,868

Total assets	$2,372,778	$3,844,952	$4,020,590	$(3,111,862)	$7,126,458

Accounts payable	$884	$26,749	$23,405	$—	$51,038
Construction payables	674	67,068	261,633	—	329,375
Intercompany payables	—	43,261	186,587	(229,848)	—
Accrued interest payable	5,977	763	1,756	—	8,496
Other accrued liabilities	13,231	138,312	167,358	—	318,901
Income taxes payable	20,352	—	—	—	20,352
Deferred income taxes	—	—	66	(66)	—
Current maturities of long-term debt	—	1,800	4,686	—	6,486

Total current liabilities	41,118	277,953	645,491	(229,914)	734,648
Other long-term liabilities	2,981	174,675	2,524	—	180,180
Intercompany notes payable	—	—	125,890	(125,890)	—
Deferred income taxes	5,372	—	—	(5,048)	324
Long-term debt	248,153	1,473,245	2,414,754	—	4,136,152

Total liabilities	297,624	1,925,873	3,188,659	(360,852)	5,051,304

Stockholders’ equity	2,075,154	1,919,079	831,931	(2,751,010)	2,075,154

Total liabilities and stockholders’ equity	$2,372,778	$3,844,952	$4,020,590	$(3,111,862)	$7,126,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$119,639	$346,095	$—	$465,734
Rooms	—	96,086	1,782	—	97,868
Food and beverage	—	37,888	18,024	(1,553)	54,359
Convention, retail and other	11,175	23,217	20,705	(12,051)	43,046

Total revenues	11,175	276,830	386,606	(13,604)	661,007
Less — promotional allowances	(212)	(18,749)	(13,828)	—	(32,789)

Net revenues	10,963	258,081	372,778	(13,604)	628,218

Operating expenses:
Casino	—	52,080	226,704	(87)	278,697
Rooms	—	22,428	96	—	22,524
Food and beverage	—	17,350	6,651	(368)	23,633
Convention, retail and other	—	9,831	9,545	(1,945)	17,431
Provision for doubtful accounts	—	15,611	(95)	—	15,516
General and administrative	—	47,154	22,021	(11,204)	57,971
Corporate expense	18,365	68	86	—	18,519
Rental expense	—	1,931	4,777	—	6,708
Pre-opening expense	—	1,102	21,355	—	22,457
Development expense	828	—	1,518	—	2,346
Depreciation and amortization	727	18,459	12,046	—	31,232
Loss on disposal of assets	—	168	10	—	178

	19,920	186,182	304,714	(13,604)	497,212

Operating income (loss)	(8,957)	71,899	68,064	—	131,006
Other income (expense):
Interest income	2,213	6,385	7,055	(2,989)	12,664
Interest expense, net of amounts capitalized	(3,222)	(16,619)	(17,760)	2,989	(34,612)
Other expense	(6)	—	(7,027)	—	(7,033)
Income from equity investment in subsidiaries	89,836	49,831	—	(139,667)	—

Income before income taxes	79,864	111,496	50,332	(139,667)	102,025
Benefit (provision) for income taxes	11,050	(21,660)	(501)	—	(11,111)

Net income	$90,914	$89,836	$49,831	$(139,667)	$90,914

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$97,136	$278,246	$—	$375,382
Rooms	—	89,569	1,569	—	91,138
Food and beverage	—	41,946	11,088	(1,218)	51,816
Convention, retail and other	6,597	12,347	23,061	(7,000)	35,005

Total revenues	6,597	240,998	313,964	(8,218)	553,341
Less — promotional allowances	(190)	(15,278)	(7,509)	—	(22,977)

Net revenues	6,407	225,720	306,455	(8,218)	530,364

Operating expenses:
Casino	—	46,053	159,291	—	205,344
Rooms	—	21,715	38	—	21,753
Food and beverage	—	18,176	5,946	(65)	24,057
Convention, retail and other	—	7,756	10,195	(1,556)	16,395
Provision for doubtful accounts	—	4,739	250	—	4,989
General and administrative	—	41,981	19,428	(6,597)	54,812
Corporate expense	12,825	—	129	—	12,954
Rental expense	—	3,316	391	—	3,707
Pre-opening expense	—	256	1,963	—	2,219
Development expense	340	—	8,828	—	9,168
Depreciation and amortization	516	15,942	8,547	—	25,005
Loss on disposal of assets	—	12	1,069	—	1,081

	13,681	159,946	216,075	(8,218)	381,484

Operating income (loss)	(7,274)	65,774	90,380	—	148,880
Other income (expense):
Interest income	3,696	7,084	985	(1,551)	10,214
Interest expense, net of amounts capitalized	(445)	(16,695)	(5,826)	1,551	(21,415)
Other income	—	156	8	—	164
Income from equity investment in subsidiaries	120,852	84,574	—	(205,426)	—

Income before income taxes	116,829	140,893	85,547	(205,426)	137,843
Benefit (provision) for income taxes	4,954	(20,041)	(973)	—	(16,060)

Net income	$121,783	$120,852	$84,574	$(205,426)	$121,783

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(34,188)	$75,463	$10,076	$—	$51,351

Cash flows from investing activities:
Change in restricted cash	(407)	116,370	282,608	—	398,571
Capital expenditures	(46,455)	(185,121)	(533,388)	—	(764,964)
Intercompany receivable from Non-Guarantor Subsidiaries	(11,069)	(21,364)	—	32,433	—
Intercompany receivable from Guarantor Subsidiaries	(37,000)	—	—	37,000	—
Repayment of receivable from Non-Guarantor Subsidiaries	104,464	—	—	(104,464)	—

Net cash provided by (used in) investing activities	9,533	(90,115)	(250,780)	(35,031)	(366,393)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,983	—	—	—	9,983
Tax benefit from stock option exercises	2,293	—	—	—	2,293
Borrowings from Las Vegas Sands Corp.	—	37,000	11,069	(48,069)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(104,464)	104,464	—
Borrowings from Guarantor Subsidiaries	—	—	21,364	(21,364)	—
Proceeds from Macao credit facility	—	—	85,000	—	85,000
Proceeds from Singapore credit facility	—	—	110,777	—	110,777
Proceeds from airplane financings	72,000	—	—	—	72,000
Proceeds from senior secured credit facility — revolver	—	62,000	—	—	62,000
Proceeds from Phase II mall construction loan	—	—	35,000	—	35,000
Proceeds on FF&E credit facility and other long-term debt	—	—	6,082	—	6,082
Repayment on senior secured credit facility — revolver	—	(99,000)	—	—	(99,000)
Repayments on The Sands Expo Center mortgage loan	—	—	(535)	—	(535)
Repayments on FF&E credit facility and other long-term debt	—	(600)	(5)	—	(605)
Payments of deferred financing costs	(375)	—	(909)	—	(1,284)

Net cash provided by (used in) financing activities	83,901	(600)	163,379	35,031	281,711

Effect of foreign exchange rate on cash	—	—	4,790	—	4,790

Increase (decrease) in cash and cash equivalents	59,246	(15,252)	(72,535)	—	(28,541)
Cash and cash equivalents at beginning of period	69,100	84,581	314,385	—	468,066

Cash and cash equivalents at end of period	$128,346	$69,329	$241,850	$—	$439,525

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(19,426)	$55,386	$109,866	$—	$145,826

Cash flows from investing activities:
Change in restricted cash	(469)	(6,279)	(41,038)	—	(47,786)
Capital expenditures	(35)	(84,818)	(209,380)	—	(294,233)
Notes receivable from subsidiaries	(66,435)	—	—	66,435	—
Intercompany receivables from subsidiaries	(39,818)	(56,460)	—	96,278	—
Capital contributions to subsidiaries	(6,456)	(8,649)	—	15,105	—

Net cash used in investing activities	(113,213)	(156,206)	(250,418)	177,818	(342,019)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,864	—	—	—	1,864
Tax benefit from stock option exercises	632	—	—	—	632
Capital contributions received	—	6,456	8,649	(15,105)	—
Borrowings from Las Vegas Sands Corp.	—	—	66,435	(66,435)	—
Proceeds from senior secured credit facility — revolver	—	92,129	—	—	92,129
Proceeds from Phase II mall construction loan	—	—	14,000	—	14,000
Proceeds from other long-term debt	—	—	75	—	75
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on FF&E credit facility	—	(1,200)	—	—	(1,200)
Repayments on The Sands Expo Center mortgage loan	—	—	(951)	—	(951)
Net change in intercompany accounts	—	2,818	93,460	(96,278)	—

Net cash provided by financing activities	2,496	100,203	131,668	(177,818)	56,549

Effect of foreign exchange rate on cash	—	—	75	—	75

Decrease in cash and cash equivalents	(130,143)	(617)	(8,809)	—	(139,569)
Cash and cash equivalents at beginning of period	202,196	87,173	167,477	—	456,846

Cash and cash equivalents at end of period	$72,053	$86,556	$158,668	$—	$317,277

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We own and operate The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 gross square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops”), which was sold to a third party in 2004; and a meeting and conference facility of approximately 1.1 million square feet (the “Congress Center”). A subsidiary of Las Vegas Sands Corp. owns and operates an expo and convention center with approximately 1.2 million square feet (“The Sands Expo Center”), which is connected to The Venetian and the Congress Center. Approximately 43.0% of our gross revenue at The Venetian for the three months ended March 31, 2007 was derived from gaming and 57.0% was derived from hotel rooms, food and beverage, and other sources. The percentage of non-gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

We also own and operate the Sands Macao Casino (the “Sands Macao”), a Las Vegas-style casino in Macao, China, which opened in May 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after our expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theater and other high-end amenities. In addition, we continue to progress according to plan on our expansion of the hotel tower, which we expect to be completed in September 2007 and to cost approximately $100.0 million. Approximately 95.0% of the Sands Macao’s gross revenue for the three months ended March 31, 2007 was derived from gaming activities, with the remainder primarily derived from food and beverage services.

United States Development Projects

The Palazzo

We are currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo will consist of an all-suites, 50-floor luxury hotel tower with approximately 3,068 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 400,000 net leasable square feet (the “Phase II mall”), which we have contracted to sell to a third party. The Palazzo is expected to open in late 2007 at a cost estimated to be approximately $2.10 billion, of which the Phase II mall is expected to cost approximately $508.0 million (exclusive of certain incentive payments to executives made in July 2004 and inclusive of $140.0 million of additional costs for structural enhancements relating to the development of the high-rise condominium tower). In addition, we expect that additional capital expenditures will be required to build out stores and restaurants to be located in the Phase II mall. In connection with the sale of The Grand Canal Shops, we entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops, to sell GGP the Phase II mall upon completion of construction. The ultimate purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

We are in the early stages of constructing a high-rise residential condominium tower which will consist of approximately 300 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008 at an estimated cost of approximately $465.0 million.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that our indirect majority-owned subsidiary, Sands Bethworks Gaming, LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. Sands Bethworks Gaming is a project venture in which we effectively own 86% of the economic interest. The issuance of the license is subject to appeals and the actual license will be issued once the appeal period ends. We are in the process of developing a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In its first phase, the 126-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 3,000 slot machines, a 50,000 square foot multipurpose event center and a variety of dining options. We expect to add an additional 2,000 slot machines in a subsequent phase. We currently expect the cost to develop and construct the Sands Bethworks will be approximately $635.0 million and expect the complex to open in late 2008.

Macao Development Projects

We are building The Venetian Macao Resort Hotel Casino (“The Venetian Macao”) on the Cotai StripTM in Macao, China. The Venetian Macao will be an approximately 3,000 all-suites hotel, casino and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We currently expect to open The Venetian Macao in late August 2007. If we fail to meet the December 2007 deadline and that deadline is not extended, we could lose our right to continue to operate the Sands Macao or any other facilities developed under our Macao gaming subconcession, and our investment to date in The Venetian Macao could be lost.

In addition to the development of The Venetian Macao, we are developing multiple other properties on the Cotai Strip. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (which we refer to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants, entertainment facilities and other attractions and amenities, as well as common public areas. We have commenced construction or pre-construction on all seven parcels of the Cotai Strip. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. More specifically, the Company intends to develop its other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury apartments, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and approximately 210,000 square feet of upscale retail offerings. The Company will own the entire development. The Company has entered into an exclusive non-binding letter of intent and is currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartments under its Four Seasons brand.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,450 luxury and mid-scale hotel rooms, serviced luxury apartments, a casino and a retail shopping mall. The Company will own the entire development and has entered into a management agreement with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands. In addition, the Company has entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartments under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,000 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. The Company will own the entire development and has entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to each include a two-hotel complex with approximately 3,000 luxury and mid-scale hotel rooms on each parcel, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. The Company will own the entire development and has entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8. The Company is currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, the Company has signed a non-binding memorandum of agreement with an independent developer. The Company is currently negotiating the definitive agreement pursuant to which it will partner with this developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, the Company has signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. The Company is currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,600 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

The casino at The Venetian Macao is currently planned to have approximately 850 table games and 4,100 slot machines when it opens in late August 2007, and is designed to have a final capacity of approximately 1,150 table games and 7,000 slot machines. The Four Seasons resort is currently planned to feature approximately 130 table games and 400 slot machines. The casinos on parcels 3, 5, 6, 7 and 8 are each currently planned to include approximately 325 table games and 1,750 slot machines. Upon completion, our developments on the Cotai Strip are currently planned to feature total gaming capacity of approximately 2,900 table games and 16,000 slot machines.

In February 2007, we received the final draft of the land concession agreement from the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which we are building The Venetian Macao (parcel 1) and the Four Seasons hotel (parcel 2). We have accepted the conditions of the draft land concession and have made an initial premium payment of 853.0 million patacas ($105.9 million at exchange rates in effect on March 31, 2007) towards the aggregate land premium of 2.59 billion patacas ($322.0 million at exchange rates in effect on March 31, 2007). Additionally, we received a credit in the amount of 193.4 million patacas ($24.0 million at exchange rates in effect on March 31, 2007) towards the aggregate land premium related to reclamation work and other works done on the land and the installation costs of an electrical substation. Each parcel’s share of the remaining balance will be either due upon completion of the corresponding resort or be payable through seven semi-annual payments to be made over a four year period and bearing interest at 5%, whichever comes first. On April 18, 2007, the land concession became effective when it was published in Macao’s Official Gazette. Now that the land concession is effective, we will be required to make land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession.

We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.4 billion (exclusive of the aggregate land concession payment of $322.0 million for parcels 1, 2 and 3). Our subsidiary, Venetian Macau Limited and its subsidiaries (collectively “VML”), obtained a $2.5 billion credit facility to fund the Sands Macao expansion and to partially fund the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. In March 2007, this credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, we exercised our rights under this facilities to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the total credit facility to $3.3 billion. Currently, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will need to arrange additional debt financing to finance those costs as well and there is no assurance that we will be able to obtain this additional debt financing.

We do not yet have all the necessary Macao government approvals that we will need in order to develop the Cotai Strip developments. We have commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these other Cotai Strip properties. As of March 31, 2007, we have capitalized approximately $162.8 million of construction costs related to our other Cotai Strip properties.

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

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (“STB”) to build and operate an integrated resort called The Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort that includes three 50+ story hotel towers (totaling approximately 2,500 suites), a casino, an enclosed retail, dining and entertainment complex with approximately 1.0 million net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an art/science museum. We expect the cost to develop and construct The Marina Bay Sands integrated resort will be approximately $3.6 billion, inclusive of the land premium, taxes and other fees discussed above. The Marina Bay Sands is expected to open in 2009.

United Kingdom Development Projects

In December 2006, we announced that one of our affiliates and Cantor Gaming, an affiliate of the global financial services company Cantor Fitzgerald, have agreed to launch an online casino and poker site initially aimed at serving the United Kingdom market. Cantor Gaming will provide an online casino and poker destination featuring the Company’s brands. The site will offer casino games, including blackjack, roulette, baccarat, video poker, slots and online poker. The offering will be part of a full end-to-end gaming service, including customer age and location verification, online payment processing and customer services. The site is expected to be launched during the second half of 2007. The site will be hosted, and the operator will be licensed, in compliance with the laws of Alderney, British Channel Islands. It will not accept U.S. customers.

The United Kingdom government recently announced that the approval for the country’s first regional super casino had been rescinded. Should the government approve an alternative super casino site, we intend to evaluate the efficacy of participating in the tender process for that site. In addition, we have existing agreements to develop and lease gaming and entertainment facilities with Sheffield United and Glasgow Rangers football clubs in the United Kingdom. Our ability to eventually develop and lease gaming and entertainment facilities under these agreements is subject to a number of conditions, including the passage of legislation to expand the number of authorized regional casinos and our ability to obtain a gaming license.

Other Development Projects

We are currently exploring the possibility of operating integrated resorts in additional Asian jurisdictions, the United States and Europe.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K filed on February 28, 2007.

There were no newly identified significant accounting estimates in the three months ended March 31, 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, with the exception of the adoption of Financial Accounting Standard Board issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which is described below.

Income Taxes

We are subject to income taxes in the United States, and in several states and foreign jurisdictions in which we operate. We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using enacted tax rates. SFAS No. 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS. We are subject to income tax examination by tax authorities for years after 2002. There are currently no income tax returns being examined by the IRS or other major tax authorities.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to opening retained earnings. At the adoption date of January 1, 2007, the Company had $8.5 million of unrecognized tax benefits, of which $6.1 million would affect the effective income tax rate if recognized.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended March 31,
			Percent
	2007	2006	Change
	(in thousands, except for percentages)

Net revenues	$628,218	$530,364	18.5%
Operating expenses	497,212	381,484	30.3%
Operating income	131,006	148,880	(12.0)%
Income before income taxes	102,025	137,843	(26.0)%
Net income	90,914	121,783	(25.3)%

	Percent of Net Revenues
	Three Months Ended March 31,
	2007	2006

Operating expenses	79.1%	71.9%
Operating income	20.9%	28.1%
Income before income taxes	16.2%	26.0%
Net income	14.5%	23.0%

Operating Results

Key operating revenue measurements

The Venetian’s operating revenue is dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not material for the Sands Macao. Visitors to the Sands Macao arrive by ferry, automobile, bus, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao and elsewhere.

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

Casino revenue measurements for Macao:  We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: Rolling Chip play (all VIP play) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip play is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent because Rolling Chip volume is a measure of amounts wagered versus dropped and therefore Rolling Chip volume is substantially higher than drop. Slot handle at the Sands Macao is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.

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

Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and Sands Macao is conducted on a cash basis, The Venetian’s table games revenue is approximately 63.7% from credit based guests wagering for the three months ended March 31, 2007 and the Sands Macao’s table game play is conducted primarily on a cash basis.

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

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended March 31,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$465,734	$375,382	24.1%
Rooms	97,868	91,138	7.4%
Food and beverage	54,359	51,816	4.9%
Convention, retail and other	43,046	35,005	23.0%

	661,007	553,341	19.5%
Less — promotional allowances	(32,789)	(22,977)	(42.7)%

Total net revenues	$628,218	$530,364	18.5%

Consolidated net revenues were $628.2 million for the three months ended March 31, 2007, an increase of $97.8 million compared to $530.4 million for the three months ended March 31, 2006. The increase in net revenues was due primarily to an increase in casino revenue of $90.4 million.

Casino revenues for the three months ended March 31, 2007 increased $90.4 million as compared to the three months ended March 31, 2006. Of the increase, $67.9 million was attributable to the growth of our casino operations at the Sands Macao due primarily to the Rolling Chip program which generated an increase in Rolling Chip volume of $3.16 billion and an increase in win percentage of 0.3 percentage points as compared to the three months ended March 31, 2006, and a $22.5 million increase primarily attributable to an increased win percentage of 7.0 percentage points at The Venetian as compared to the three months ended March 31, 2006. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$346,095	$278,246	24.4%
Non-Rolling Chip table games drop	$1,037,012	$1,058,993	(2.1)%
Non-Rolling Chip table games win percentage	18.6%	18.6%	—
Rolling Chip volume	$6,856,990	$3,696,214	85.5%
Rolling Chip win percentage	2.8%	2.5%	0.3	pts
Slot handle	$297,095	$247,048	20.3%
Slot hold percentage	7.3%	7.8%	(0.5	)pts
The Venetian
Total casino revenues	$119,639	$97,136	23.2%
Table games drop	$353,128	$363,458	(2.8)%
Table games win percentage	29.1%	22.1%	7.0	pts
Slot handle	$588,444	$529,458	11.1%
Slot hold percentage	6.0%	6.3%	(0.3	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended March 31, 2007 increased $6.7 million as compared to the three months ended March 31, 2006. The increase was attributable primarily to the increase in average daily room rate, offset slightly by a decrease in the occupancy rate. The following table summarizes the results of our room revenue activity:

	Three Months Ended March 31,
	2007	2006	Change

The Venetian
Average daily room rate	$276	$249	10.8%
Occupancy rate	98.8%	99.9%	(1.1	)pts
Revenue per available room	$273	$248	10.1%

Food and beverage revenues for the three months ended March 31, 2007 increased $2.5 million as compared to the three months ended March 31, 2006. The increase was primarily attributable to food and beverage revenues at the Sands Macao, which increased $6.1 million due to increased number of visitors. This was offset by a decrease of food and beverage revenues at The Venetian, which decreased $3.6 million due primarily to several large group room cancellations during the current quarter. These groups were partially replaced by smaller groups, which generated lower food and beverage revenues.

Convention, retail and other revenues for the three months ended March 31, 2007 increased $8.0 million as compared to the three months ended March 31, 2006. The increase is primarily attributable to an additional $2.8 million in revenues primarily associated with the “Phantom-The Las Vegas Spectacular” and “Gordie Brown at The Venetian” performances, which began in June 2006 and October 2006, respectively, and $8.4 million in other revenue related to non-refundable deposits and fees related to the large group room cancellations referred to above. The increase was offset by a decrease in convention revenues of $3.7 million primarily due to certain shows that are held on a bi-annual basis as well as several groups that did not return in the first quarter of 2007.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$278,697	$205,344	35.7%
Rooms	22,524	21,753	3.5%
Food and beverage	23,633	24,057	(1.8)%
Convention, retail and other	17,431	16,395	6.3%
Provision for doubtful accounts	15,516	4,989	211.0%
General and administrative	57,971	54,812	5.8%
Corporate expense	18,519	12,954	43.0%
Rental expense	6,708	3,707	81.0%
Pre-opening expense	22,457	2,219	912.0%
Development expense	2,346	9,168	(74.4)%
Depreciation and amortization	31,232	25,005	24.9%
Loss on disposal of assets	178	1,081	(83.5)%

Total operating expenses	$497,212	$381,484	30.3%

Operating expenses were $497.2 million for the three months ended March 31, 2007, an increase of $115.7 million as compared to $381.5 million for the three months ended March 31, 2006. The increase in operating expenses was primarily attributable to the higher operating revenues and growth of our operating businesses in Macao and to a lesser extent in Las Vegas, as more fully described below.

Casino department expenses for the three months ended March 31, 2007 increased $73.4 million as compared to the three months ended March 31, 2006. Of the $73.4 million increase in casino expenses, $39.2 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. As the Rolling Chip volume increases as a percentage of our total gaming operations, casino margins will decrease due to the commissions paid under the Rolling Chip program. The increase in casino expenses reflect an elevated level of expenses of approximately $12.0 million at the Sands Macao associated with investments in our human resources and our Rolling Chip program. The remaining increase was primarily attributable to the additional payroll related expenses related to the continued growth of our operations at the Sands Macao.

The provision for doubtful accounts for the three months ended March 31, 2007 increased $10.5 million as compared to the three months ended March 31, 2006, due primarily to a $10.6 million provision for one customer during the three months ended March 31, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended March 31, 2007 increased $3.2 million as compared to the three months ended March 31, 2006. The increase was attributable to the growth of our businesses in Las Vegas and Macao.

Corporate expense for the three months ended March 31, 2007 increased $5.6 million as compared to the three months ended March 31, 2006. The increase was primarily attributable to increases of $2.3 million in payroll related expenses and $2.7 million of corporate general and administrative costs as we continue to build our corporate infrastructure.

Pre-opening and development expenses were $22.5 million and $2.3 million, respectively, for the three months ended March 31, 2007, compared to $2.2 million and $9.2 million, respectively, for the three months ended March 31, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2007 were primarily related to The Venetian Macao and other Cotai Strip projects and to The Marina Bay Sands project in Singapore. Development expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the three months ended March 31, 2007 were primarily related to our activities in Hengqin Island and Europe. We expect that pre-opening expenses will continue to increase significantly in 2007 with scheduled openings of The Venetian Macao and The Palazzo and as we progress with our projects in Singapore and Pennsylvania.

Depreciation and amortization expense for the three months ended March 31, 2007 increased $6.2 million as compared to the three months ended March 31, 2006. The increase was primarily the result of capital improvements at The Venetian and Sands Macao.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except for percentages)

Interest cost	$81,432	$29,728
Less: Capitalized interest	(46,820)	(8,313)

Interest expense, net	$34,612	$21,415

Cash paid for interest	$80,416	$31,905
Average total debt balance	$4,179,138	$1,652,519
Weighted average interest rate	7.8%	7.1%

Interest expense, net of amounts capitalized, for the three months ended March 31, 2007, increased $13.2 million as compared to the three months ended March 31, 2006. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility in May 2006, to support our development activities in Macao, and the $1.46 billion Singapore bridge facility in August 2006, to support the development of The Marina Bay Sands. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $46.8 million of interest during the three months ended March 31, 2007, compared to $8.3 million of capitalized interest during the three months ended March 31, 2006. We expect that the capitalized interest amount will continue to increase as The Venetian Macao and The Palazzo projects approach their opening dates later this year and as we increase our construction activities on the Cotai Strip, at The Marina Bay Sands and at Sands Bethworks.

Other Factors Effecting Earnings

Interest income for the three months ended March 31, 2007 was $12.7 million, an increase of $2.5 million as compared to $10.2 million for the three months ended March 31, 2006. The increase was primarily attributable to additional invested cash balances, primarily from our borrowings under the senior secured credit facility and the Macao credit facility, which have not yet been spent.

Other expense for the three months ended March 31, 2007 was $7.0 million as compared to other income of $0.2 million for the three months ended March 31, 2006. The $7.0 million expense amount was primarily attributable to foreign exchange losses in Macao.

Our effective income tax rate for the three months ended March 31, 2007 was 10.9%. The effective tax rate for the 2007 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao on gaming operations, which is to expire at the end of 2008. The effective tax rate was 11.7% for the three months ended March 31, 2006 primarily due to the application of the aforementioned Macao temporary income tax exemption.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net cash provided by operations	$51,351	$145,826

Investing cash flows:
Capital expenditures	(764,964)	(294,233)
Change in restricted cash	398,571	(47,786)

Net cash used in investing activities	(366,393)	(342,019)

Financing cash flows:
Repayments of long-term debt	(100,140)	(52,151)
Proceeds of long term-debt	370,859	106,204
Other	10,992	2,496

Net cash provided by financing activities	281,711	56,549

Effect of exchange rate on cash	4,790	75

Net decrease in cash and cash equivalents	$(28,541)	$(139,569)

Cash Flows — Operating Activities

The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel rooms businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. Net cash provided by operating activities for the three months ended March 31, 2007 was $51.4 million, a decrease of $94.4 million as compared with $145.8 million for the three months ended March 31, 2006. The primary factor contributing to the net decrease in cash flow provided by operating activities was a $105.9 million land concession payment made to the Macao government for The Venetian Macao and two other sites on the Cotai Strip (parcels 2 and 3).

Cash Flows — Investing Activities

Capital expenditures for the three months ended March 31, 2007 totaled $765.0 million, including $39.5 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; $457.8 million for construction and development activities in Macao (including the Sands Macao and The Venetian Macao on the Cotai Strip); $43.4 million for construction and development activities in Singapore; $177.8 million for construction and development activities at The Palazzo and $46.5 million for corporate activities, primarily for the purchase of aircraft.

Restricted cash decreased $398.6 million primarily as a result of construction payments related to The Palazzo and The Venetian Macao.

Cash Flows — Financing Activities

For the three months ended March 31, 2007, net cash flows provided from financing activities were $281.7 million. The net increase was primarily attributable to the borrowings of $85.0 million under the Macao credit facility, $110.8 million under the Singapore credit facility, $72.0 million under the airplane financings and

$35.0 million from the Phase II mall construction loan, offset by the net repayments of $37.0 million on the senior secured revolving credit facility.

Capital and Liquidity

As of March 31, 2007 and December 31, 2006, we held unrestricted cash and cash equivalents of $439.5 million and $468.1 million, respectively. We expect to fund our operations, capital expenditures at The Venetian, The Sands Expo Center and the Sands Macao (other than the Sands Macao expansion construction) and debt service requirements from existing cash balances, operating cash flow and borrowings under our Las Vegas and Macao revolving credit facilities.

In March 2007, the $2.5 billion Macao credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, the lenders of the Macao credit facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and we exercised our rights under the Macro credit facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the total credit facility to $3.3 billion. In April 2007, we borrowed $600.0 million of the $800.0 million accordion feature.

In February 2007, we entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and refinance two others that were already owned. On April 17, 2007, we announced that we commenced marketing of a $5.0 billion senior secured credit facility. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-term Debt” for details on these financing transactions.

Aggregate Indebtedness and Other Known Contractual Obligations

As of March 31, 2007, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2006, with the exception of the payments (net of borrowings) of $37.0 million on the senior secured credit facility, the additional borrowing of $85.0 million on the Macao credit facility, the additional borrowing of $121.3 million on the Singapore credit facility, the additional borrowing of $35.0 million on the Phase II mall construction loan, the borrowing of $72.0 million on the airplane financings, the borrowing of $6.1 million of other debt and being awarded the Macao land concession. The following table reflects the impact of the foregoing:

	Payments Due by Period Ending March 31, 2007(9)
	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(In thousands)

Senior secured credit facility — revolving facility(1)	$—	$(37,000)	$—	$—	$(37,000)
Macao credit facility(2)	—	1,488	62,900	20,612	85,000
Singapore credit facility(3)	—	121,329	—	—	121,329
Airplane financings(4)	2,878	5,755	5,755	57,612	72,000
Phase II mall construction loan(5)	35,000	—	—	—	35,000
Other debt(6)	6,082	—	—	—	6,082
Macao Subsidiary Land Lease(7)	116,492	74,388	20,834	57,878	269,592
Variable interest payments(8)	17,132	20,139	20,634	17,938	75,843

Total	$177,584	$186,099	$110,123	$154,040	$627,846

(1)	Amount represents the net repayment of $37.0 million during 2007. The revolving facility matures in February 2010 and has no interim amortization.

(2)	Amount represents the additional $85.0 million borrowed during 2007 under the Term B Delayed Draw Facility. The Macao Term B Delayed Draw Facility matures on May 25, 2012 and is subject to nominal amortization for the first five years with the remainder of the loan payable in four equal installments in the last year immediately preceding its maturity date.

(3)	Amount represents the additional $121.3 million outstanding at March 31, 2007. The Singapore credit facility matures on August 22, 2008 and has no interim amortization.

(4)	Amount represents the airplane financings borrowed during 2007, which mature on March 1, 2017.

(5)	Amount represents the additional $35.0 million borrowed during 2007. The Phase II mall construction loan is due March 30, 2008.

(6)	Amount represents the other debt borrowed during 2007, which matures on March 28, 2008.

(7)	In February 2007, we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the parcels on which we are building The Venetian Macao and the Four Seasons hotel. Each parcel’s share of the remaining land premium balance will either be due upon completion of the corresponding resort or be payable through seven semi-annual payments to be made over a four year period and bearing interest at 5%, whichever comes first. The total remaining payment obligation under this lease was $269.6 million as of March 31, 2007.

(8)	Amount represents the incremental increase in estimated variable interest payments based on the changes in long-term debt obligations noted above. Based on March 31, 2007 LIBOR rates of 5.4% plus the applicable interest rate spread in accordance with the respective debt agreements.

(9)	We adopted the provisions of FIN No. 48 on January 1, 2007 and as of March 31, had an $8.5 million liability related to unrecognized tax benefits.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino resorts in Las Vegas and Macao;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon three properties in two markets for all of our cash flow;

•	new developments, construction and ventures, including The Palazzo, The Venetian Macao and other Cotai Strip developments, The Marina Bay Sands in Singapore and Sands Bethworks;

•	our ability to obtain sufficient funding for our developments, including our developments on the Cotai Strip and in Singapore;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas and Macao, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao;

•	increased competition and other planned construction projects in Macao; and

•	any future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2007 LIBOR rates plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending March 31:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Short-term debt
Variable rate	$165.6	$—	$—	$—	$—	$—	$165.6	$165.6
Average interest rate(2)	7.1%	—	—	—	—	—	7.1%	7.1%
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$238.8
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	7.1%
Variable rate	$—	$1,175.8	$283.1	$933.3	$384.7	$1,233.2	$4,010.1	$4,010.1
Average interest rate(2)	—	4.9%	7.1%	7.1%	7.3%	6.7%	6.3%	6.3%
ASSETS
Cap Agreements(3)	$0.1	$0.2	$—	$—	$—	$—	$0.3	$0.3

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3)	As of March 31, 2007, we have six interest rate cap agreements with a fair value of $0.3 million based on a quoted market value from the institution holding the agreement.

Borrowings under the senior secured credit facility bear interest at our election at LIBOR plus 1.75% or the base rate plus 0.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the $250.0 million Phase II mall construction loan facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum. Borrowings under The Sands Expo Center mortgage loan bear interest at an interest rate equal to LIBOR plus 3.75%. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.75% per annum or at an alternative base rate plus 1.75% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore credit facility bear interest at the Singapore SWAP Offer Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding and a spread of 1.6% per annum during the second twelve months that amounts are outstanding. Borrowings under the airplane financings bear interest at LIBOR plus 1.5% per annum.

Foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2007, but may be in future periods in relation to activity associated with our Macao and Singapore subsidiaries. Therefore, we may be vulnerable to changes in U.S. dollar/pataca and U.S. dollar/Singapore dollar exchange rates. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources”.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2007 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Part II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

LAS VEGAS SANDS CORP.

ITEM 6 — EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

10.1	First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as Administrative Agent and Disbursement Agent.
10.2	First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as Disbursement Agent and Bank Agent.
10.3	Land Concession Agreement, by Lease and Without Public Tender, between Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

May 9, 2007

By:	/s/ Robert P. Rozek
Robert P. Rozek
Senior Vice President and
Chief Financial Officer

May 9, 2007

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as Administrative Agent and Disbursement Agent.
10.2	First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as Disbursement Agent and Bank Agent.
10.3	Land Concession Agreement, by Lease and Without Public Tender, between Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.