Form 10-Q
period 2007-06-30
LAS VEGAS SANDS CORP
filed 2007-08-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission file number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0099920 (I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2007.

LAS VEGAS SANDS CORP.

Class	Outstanding at July 31, 2007

Common Stock ($0.001 par value)	354,867,345 shares

LAS VEGAS SANDS CORP.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	2
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Controls and Procedures	45

Part II OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 4. Submission of Matters To a Vote of Security Holders	46
Item 6. Exhibits	47
Signatures	48
EXHIBIT 4.1
FORM 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,785,103	$468,066
Restricted cash	374,294	398,762
Accounts receivable, net	119,070	173,683
Inventories	13,077	12,291
Deferred income taxes	25,229	15,688
Prepaid expenses and other	31,725	25,067

Total current assets	2,348,498	1,093,557
Property and equipment, net	6,359,988	4,582,325
Deferred financing costs, net	112,975	70,381
Restricted cash	670,122	555,132
Deferred income taxes	5,458	—
Leasehold interest in land, net	900,680	801,195
Other assets, net	50,123	23,868

Total assets	$10,447,844	$7,126,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,034	$51,038
Construction payables	440,503	329,375
Accrued interest payable	18,982	8,496
Other accrued liabilities	419,377	318,901
Income taxes payable	—	20,352
Current maturities of long-term debt	43,592	6,486

Total current liabilities	974,488	734,648
Other long-term liabilities	19,510	10,742
Deferred income taxes	—	324
Deferred gain on sale of The Grand Canal Shops	62,932	64,665
Deferred rent from The Grand Canal Shops transaction	104,159	104,773
Long-term debt	7,066,273	4,136,152

Total liabilities	8,227,362	5,051,304

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 354,851,895 and 354,492,452 shares issued and outstanding	355	354
Capital in excess of par value	1,019,238	990,429
Accumulated other comprehensive loss	(5,269)	(580)
Retained earnings	1,206,158	1,084,951

Total stockholders’ equity	2,220,482	2,075,154

Total liabilities and stockholders’ equity	$10,447,844	$7,126,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)

Revenues:
Casino	$458,879	$378,462	$924,613	$753,844
Rooms	95,002	89,654	192,870	180,792
Food and beverage	57,738	44,023	112,097	95,839
Convention, retail and other	31,293	29,276	74,339	64,281

	642,912	541,415	1,303,919	1,094,756
Less-promotional allowances	(29,986)	(24,408)	(62,775)	(47,385)

Net revenues	612,926	517,007	1,241,144	1,047,371

Operating expenses:
Casino	283,768	217,244	562,465	422,586
Rooms	21,121	21,996	43,645	43,748
Food and beverage	26,893	22,813	50,526	46,871
Convention, retail and other	19,141	15,728	36,572	32,122
Provision for doubtful accounts	4,717	3,321	20,233	8,310
General and administrative	60,700	57,337	118,671	112,152
Corporate expense	24,694	12,251	43,213	25,205
Rental expense	8,297	3,803	15,005	7,510
Pre-opening expense	40,320	4,354	62,777	6,573
Development expense	1,260	7,861	3,606	17,029
Depreciation and amortization	35,721	24,428	66,953	49,433
Loss on disposal of assets	61	456	239	1,537

	526,693	391,592	1,023,905	773,076

Operating income	86,233	125,415	217,239	274,295
Other income (expense):
Interest income	21,352	15,018	34,016	25,232
Interest expense, net of amounts capitalized	(54,409)	(23,685)	(89,021)	(45,100)
Other income (expense)	(2,304)	(14)	(9,337)	150
Loss on early retirement of debt	(10,705)	—	(10,705)	—

Income before income taxes	40,167	116,734	142,192	254,577
Provision for income taxes	(5,769)	(7,405)	(16,880)	(23,465)

Net income	$34,398	$109,329	$125,312	$231,112

Basic earnings per share	$0.10	$0.31	$0.35	$0.65

Diluted earnings per share	$0.10	$0.31	$0.35	$0.65

Weighted average shares outstanding:
Basic	354,726,843	354,255,635	354,645,879	354,227,600

Diluted	355,896,858	355,259,487	356,013,961	354,803,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$125,312	$231,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,953	49,433
Amortization of leasehold interest in land included in rental expense	10,117	—
Amortization of deferred financing costs and original issue discount	11,112	4,634
Amortization of deferred gain and rent	(2,347)	(2,345)
Loss on early retirement of debt	10,705	—
Loss on disposal of assets	239	1,537
Stock-based compensation expense	12,992	5,724
Provision for doubtful accounts	20,233	8,310
Excess tax benefits from stock-based compensation	(2,812)	(632)
Deferred income taxes	(15,323)	10,932
Changes in operating assets and liabilities:
Accounts receivable	34,380	(10,471)
Inventories	(786)	(853)
Prepaid expenses and other	(27,509)	(221,780)
Leasehold interest in land	(108,868)	—
Accounts payable	996	10,880
Accrued interest payable	10,486	(601)
Other accrued liabilities	54,069	11,301
Income taxes payable	(22,632)	—

Net cash provided by operating activities	177,317	97,181

Cash flows from investing activities:
Change in restricted cash	(90,469)	(1,034,881)
Capital expenditures	(1,692,049)	(730,475)

Net cash used in investing activities	(1,782,518)	(1,765,356)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,481	3,180
Excess tax benefits from stock-based compensation	2,812	632
Proceeds from Macao credit facility	1,300,000	1,325,000
Proceeds from Singapore credit facility	205,381	—
Proceeds from new senior secured credit facility-term B	3,000,000	—
Proceeds from senior secured credit facility-revolver	62,000	254,129
Proceeds from airplane financings	92,250	—
Proceeds from Phase II mall construction loan	52,000	30,000
Proceeds from FF&E credit facility and other long-term debt	6,173	75
Repayments on senior secured credit facility-term B and term B delayed	(1,170,000)	—
Repayments on senior secured credit facility-revolver	(322,128)	(25,000)
Repayments on airplane financings	(922)	—
Repayments on Phase II mall construction loan	(166,500)	—
Repayments on The Sands Expo Center mortgage loan	(90,868)	(2,807)
Repayments on FF&E credit facility and other long-term debt	(1,209)	(1,800)
Repayments on Venetian Intermediate credit facility	—	(50,000)
Payments of deferred financing costs	(64,291)	(41,056)

Net cash provided by financing activities	2,916,179	1,492,353

Effect of exchange rate on cash	6,059	975

Increase (decrease) in cash and cash equivalents	1,317,037	(174,847)
Cash and cash equivalents at beginning of period	468,066	456,846

Cash and cash equivalents at end of period	$1,785,103	$281,999

Supplemental disclosure of cash flow information:
Cash payments for interest	$172,210	$69,725

Cash payments for taxes	$50,000	$28,000

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$440,503	$231,702

Property and equipment asset acquisitions included in other accrued liabilities	$51,826	$—

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

The Company also owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, which opened in May 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theater and other high-end amenities. In addition, the Company continues to progress according to plan on the expansion of the hotel tower, which is expected to be completed in September 2007.

United States Development Projects

The Company is currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo will consist of an all-suites, 50-floor luxury hotel tower with approximately 3,068 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 400,000 net leasable square feet (the “Phase II mall”), which the Company has contracted to sell to a third party. The Palazzo is expected to open in December 2007. The Company is also constructing a high-rise residential condominium tower, which will consist of approximately 300 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008. In addition, the Company is in the process of developing a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The 126-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 5,000 slot machines, a 50,000 square foot multipurpose event center and a variety of dining options. Subsequent to June 30, 2007, the Company paid the $50.0 million licensing fee to the Commonwealth of Pennsylvania and was issued its Pennsylvania gaming license by the Pennsylvania Gaming Control Board.

Macao Development Projects

The Company is building The Venetian Macao Resort Hotel (“The Venetian Macao”) on the Cotai Striptm in Macao, China. The Venetian Macao will be an approximately 3,000 all-suites hotel, casino, retail and convention

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas and is expected to open in late August 2007. In addition, the Company is developing multiple other properties on the Cotai Strip.

The Company has submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants, entertainment facilities and other attractions and amenities, as well as public common areas.

In February 2007, the Company entered into a land concession agreement with the Macao government pursuant to which the Company was awarded a concession by lease for parcels referred to as 1, 2 and 3 on the Cotai Strip, including the sites on which it is building The Venetian Macao (parcel 1) and a Four Seasons hotel (parcel 2). The Company made an initial premium payment of 853.0 million patacas (approximately $105.9 million at exchange rates in effect on June 30, 2007) towards the aggregate land premium of 2.59 billion patacas (approximately $321.6 million at exchange rates in effect on June 30, 2007). Additionally, the Company received a credit in the amount of 193.4 million patacas (approximately $24.0 million at exchange rates in effect on June 30, 2007) towards the aggregate land premium related to reclamation work and other works done on the land and the installation costs of an electrical substation. On April 18, 2007, the land concession became effective when it was published in Macao’s Official Gazette. Now that the land concession is effective, the Company is required to make land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. Each parcel’s share of the remaining balance will either be due upon the completion of the corresponding resort or be payable through seven equal semi-annual payments, bearing interest at 5% per annum, to be made over a four year period, whichever comes first. Subsequent to June 30, 2007, the Company paid 816.9 million patacas (approximately $101.4 million at exchange rates in effect on June 30, 2007) for the balance of the land premium payment due on parcel 1. The Company has also commenced construction on its other Cotai Strip properties on land for which it has not yet been granted land concessions. If the Company does not obtain land concessions, it could lose all or a substantial part of its $309.7 million in capitalized construction costs as of June 30, 2007, related to these other Cotai Strip properties.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China and approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. The Company has interfaced with this committee and is actively working with the committee as it continues to advance its plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd., entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board to build and operate an integrated resort called the Marina Bay Sands in Singapore, which is expected to open in late 2009. The Marina Bay Sands will be a large integrated resort that includes three 50+ story hotel towers (totaling approximately 2,500 suites), a casino, an enclosed retail, dining and entertainment complex of more than 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an art/science museum.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Development Projects

The Company is currently exploring the possibility of operating integrated resorts in additional Asian, U.S. and European jurisdictions.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is still evaluating the impact of this standard; however, it does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company is still evaluating the impact of this standard; however, it does not expect the adoption of SFAS No. 159 to have a material effect on its financial condition, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP No. FIN 48-1 provides guidance about how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP No. FIN 48-1, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. FSP No. FIN 48-1 shall be applied upon the initial adoption date of FIN No. 48. The FSP No. FIN 48-1 did not have a material impact on the Company’s condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Changes in stockholders’ equity for the six months ended June 30, 2007, were as follows (in thousands):

Balance at December 31, 2006	$2,075,154
Net income	125,312
Stock-based compensation	14,273
Proceeds from exercise of stock options	11,481
Tax benefit from exercise of stock options	3,056
Change in accumulated other comprehensive loss	(4,689)
Cumulative effect from adoption of FIN No. 48	(4,105)

Balance at June 30, 2007	$2,220,482

At June 30, 2007, and December 31, 2006, the accumulated other comprehensive loss balance consisted solely of foreign currency translation adjustments. For the three and six months ended June 30, 2007, comprehensive income amounted to $34.6 million and $120.6 million, respectively. For the three and six months ended June 30, 2006, comprehensive income amounted to $108.7 million and $230.2 million, respectively.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	354,726,843	354,255,635	354,645,879	354,227,600
Potential dilution from stock options and restricted stock	1,170,015	1,003,852	1,368,082	575,620

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	355,896,858	355,259,487	356,013,961	354,803,220

Antidilutive stock options excluded from calculation of diluted earnings per share	1,203,922	432,500	1,099,973	2,057,894

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Land and land improvements	$212,604	$207,144
Building and improvements	1,657,981	1,622,783
Equipment, furniture, fixtures and leasehold improvements	655,951	528,882
Construction in progress	4,369,992	2,694,180

	6,896,528	5,052,989
Less: accumulated depreciation and amortization	(536,540)	(470,664)

	$6,359,988	$4,582,325

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Sands Macao	$52,368	$17,443
The Venetian Macao and Four Seasons	2,247,381	1,544,622
Other Macao Development Projects	357,147	130,355
Marina Bay Sands	221,539	30,511
The Palazzo and Phase II Mall	1,418,418	916,302
Other	73,139	54,947

	$4,369,992	$2,694,180

During the three and six months ended June 30, 2007, and the three and six months ended June 30, 2006, the Company capitalized interest expense of $58.0 million, $104.8 million, $20.9 million and $29.2 million, respectively.

During the three months ended June 30, 2007, the Company recorded a charge of $4.8 million to properly account for pre-opening expenses that had been previously capitalized on the balance sheet during the years ended December 31, 2005 and 2006 and the three months ended March 31, 2007. Because the amounts involved were not material to the Company’s financial statements in any individual prior period, and the cumulative amount is not material to the estimated results of operations for the year ended December 31, 2007, the Company recorded the cumulative effect of correcting this item, which increased “Pre-opening expense” and reduced “Property and equipment” by $4.8 million, during the three months ended June 30, 2007.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Corporate and U.S. Related:
New Senior Secured Credit Facility — Term B	$3,000,000	$—
Senior Secured Credit Facility — Term B and Term B Delayed Draw	—	1,170,000
Senior Secured Credit Facility — Revolving Facility	—	260,128
6.375% Senior Notes	248,267	248,153
The Sands Expo Center Mortgage Loan	—	90,868
Phase II Mall Construction Loan	—	114,500
Airplane Financings	91,328	—
FF&E Credit Facility — Term Funded	6,186	7,395
FF&E Credit Facility — Term Delayed Draw	37,582	37,582
Macao Related:
Macao Credit Facility — Term B and Local Term	1,900,000	1,300,000
Macao Credit Facility — Term B Delayed	700,000	—
Other Debt	6,173	—
Singapore Related:
Singapore Credit Facility — Term Loan	495,164	393,510
Singapore Credit Facility — Floating Rate Notes	625,165	520,502

	7,109,865	4,142,638
Less: current maturities	(43,592)	(6,486)

Total long-term debt	$7,066,273	$4,136,152

In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that were already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month LIBOR plus 1.5% per annum (6.88% as of June 30, 2007). The amortizing notes, totaling $28.8 million, are subject to quarterly principal and interest payments which began June 1, 2007. The balloon notes, totaling $43.2 million, are subject to quarterly interest payments which began June 1, 2007, with the principal payments due in full on March 1, 2017. At June 30, 2007, the book value of the aircraft collateralizing the notes was $66.9 million.

In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (6.61% at June 30, 2007). The $8.1 million amortizing note is subject to quarterly principal and interest payments which began June 30, 2007. The $12.2 million balloon note is subject to quarterly interest payments which began June 30, 2007, with the principal payment due in full on March 31, 2017. At June 30, 2007, the book value of the aircraft collateralizing the notes was $21.6 million.

In March 2007, the Company entered into a promissory note (the “Other Debt”) totaling $6.2 million bearing interest at 5.75% per annum with the principal payment due in full on March 28, 2008.

In March 2007, the $2.5 billion Macao credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, the lenders of the Macao credit facility approved a reduction of the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate margin for all classes of loans by 50 basis points and the Company exercised its rights under the Macao credit facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded term loan portion by $600.0 million, the revolving credit facility by $200.0 million (from $500.0 million to $700.0 million), and the total credit facility to $3.3 billion. As of June 30, 2007, the Company had fully drawn $700.0 million under the delayed draw facility, with no amounts outstanding under the revolving credit facility.

In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “New Senior Secured Credit Facility”), which consists of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility (the “Revolving Facility”). A portion of the proceeds of the Term B Facility was used to refinance the existing U.S. credit facility, repay the Phase II mall construction loan and The Sands Expo Center mortgage loan, pay for certain construction and development related expenses incurred in connection with The Palazzo, and for fees and expenses related to the New Senior Secured Credit Facility.

The Term B Facility and the Delayed Draw I Facility mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $7.5 million, which begin in September 2007, followed by a balloon payment of $2.80 billion due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $1.5 million, which begin on September 30, 2008, followed by a balloon payment of $565.5 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $1.0 million, which begin on March 31, 2009, followed by a balloon payment of $383.0 million due on May 23, 2013. The Revolving Facility matures on May 23, 2012, and has no interim amortization. As of June 30, 2007, no amounts are outstanding under the Revolving Facility and no amounts have been drawn under the delayed draw facilities.

The New Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the New Senior Secured Credit Facility and the guarantees of the Guarantors are secured by a first-priority security interest in substantially all of Las Vegas Sands, LLC (“LVSLLC”), and the Guarantors’ assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.

Borrowings under the New Senior Secured Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The initial credit spread is 0.5% per annum for the Revolving Facility accruing interest at a base rate, 0.75% per annum for term loans accruing interest at a base rate, 1.5% per annum for the Revolving Facility accruing interest at an adjusted Eurodollar rate, and 1.75% per annum for term loans accruing interest at an adjusted Eurodollar rate. These spreads will be reduced by 0.25% if the Company’s “corporate rating” (as defined in the New Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group, subject to certain additional conditions. The spread for the Revolving Facility will be further reduced by 0.25% if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions.

The Company will pay a commitment fee of 0.375% per annum on the undrawn amounts under the Revolving Facility, which will be reduced by 0.125% if certain ratings are met, subject to certain additional conditions. The Company will also pay a commitment fee equal to 0.75% per annum on the undrawn amounts under the Delayed Draw I Facility and a commitment fee equal to 0.5% per annum on the undrawn amounts under the Delayed Draw II Facility. The New Senior Secured Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, minimum ratios of adjusted EBITDA to interest expense and maximum ratios of total debt outstanding to adjusted EBITDA. The New Senior Secured Credit Facility also contains conditions and events of default customary for such financings.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes on the statement of operations. At January 1, 2007, the date of adoption, and at June 30, 2007, the Company did not accrue any significant interest or penalties. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity is as follows for the three and six months ended June 30, 2007 and 2006 (in thousands, except weighted average grant date fair values):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Compensation expense:
Stock options	$7,875	$2,527	$11,978	$5,053
Restricted shares	670	335	1,014	671

	$8,545	$2,862	$12,992	$5,724

Compensation cost capitalized as part of property and equipment	$843	$437	$1,281	$875

Stock options granted	2,500	432	2,909	2,617

Weighted average grant date fair value	$30.15	$26.90	$31.20	$18.93

Restricted shares granted	4	4	51	78

Weighted average grant date fair value	$78.62	$67.28	$86.56	$44.00

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average volatility	30.59%	30.44%	30.71%	31.42%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free rate	4.50%	5.16%	4.52%	4.53%
Expected dividends	—	—	—	—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), another wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claimed in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million plus interest, costs and attorney’s fees (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. On April 11, 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. This matter remains in discovery and based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. Lido intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Casino

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp. (“LVSC”), Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is in a preliminary stage, discovery has begun and the Company has filed a motion for partial summary judgment. Based upon the advice of legal counsel, management

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has determined that based on proceedings to date, the probability of an unfavorable outcome in this matter is remote. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. In April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Other than the complaint which has been filed, and the Company’s answer, there is currently no pending activity in the matter. This action is in a preliminary stage and discovery has begun. Based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), VCR, Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture, and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macao gaming license. The Company filed a motion to dismiss which was heard by the Court on July 11, 2007. On August 1, 2007 the Court granted defendants’ motion to dismiss without prejudice. The Court’s Order dismissed without prejudice the Complaint against all defendants. Based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of an unfavorable outcome in this matter is remote. The Company intends to defend this matter vigorously.

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement, which requires it to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for this integrated resort and in accordance with that agreement. Based on the proposal the Company submitted to the Singapore government, it will cost approximately $3.6 billion, inclusive of $811.7 million paid in 2006 for the land premium, taxes and other fees, to develop and construct the Marina Bay Sands. The Company entered into the Singapore credit facility to satisfy near-term development costs and to satisfy some of its obligations under the Development Agreement. The Company intends to obtain long-term financing in an amount necessary to fund the construction of the Marina Bay Sands.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT INFORMATION

The Company reviews the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo Center and The Palazzo (currently under construction), (2) Macao, which includes the Sands Macao, The Venetian Macao (currently under construction) and other development projects and (3) Singapore, which includes the Marina Bay Sands (currently under construction). The Company’s segment information is as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Revenues
Las Vegas	$235,512	$206,575	$513,356	$455,302
Macao	377,414	310,432	727,788	592,069

Total net revenues	$612,926	$517,007	$1,241,144	$1,047,371

Adjusted EBITDAR(1)
Las Vegas	$83,221	$63,176	$195,323	$164,258
Macao	116,593	116,907	218,889	220,354

Total adjusted EBITDAR	199,814	180,083	414,212	384,612

Other Operating Costs and Expenses
Corporate expense	(24,694)	(12,251)	(43,213)	(25,205)
Rental expense	(8,297)	(3,803)	(15,005)	(7,510)
Stock-based compensation expense	(3,228)	(1,515)	(5,180)	(3,030)
Depreciation and amortization	(35,721)	(24,428)	(66,953)	(49,433)
Loss on disposal of assets	(61)	(456)	(239)	(1,537)
Pre-opening expense	(40,320)	(4,354)	(62,777)	(6,573)
Development expense	(1,260)	(7,861)	(3,606)	(17,029)

Operating income	86,233	125,415	217,239	274,295
Other Non-Operating Costs and Expenses
Interest income	21,352	15,018	34,016	25,232
Interest expense, net of amounts capitalized	(54,409)	(23,685)	(89,021)	(45,100)
Other income (expense)	(2,304)	(14)	(9,337)	150
Loss on early retirement of debt	(10,705)	—	(10,705)	—
Provision for income taxes	(5,769)	(7,405)	(16,880)	(23,465)

Net income	$34,398	$109,329	$125,312	$231,112

(1)	Adjusted EBITDAR is earnings before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on disposal of assets, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2007	2006

Capital Expenditures
Las Vegas Sands Corp. and Other	$74,388	$6,614
Las Vegas:
The Venetian	78,665	52,106
The Palazzo	467,706	203,703
Macao:
Sands Macao	43,855	41,192
The Venetian Macao and Four Seasons	691,700	406,839
Other Development Projects (Principally Cotai Strip Parcels 5 and 6)	207,052	20,014
Singapore	128,683	7

Total capital expenditures	$1,692,049	$730,475

	June 30,	December 31,
	2007	2006

Total Assets
Las Vegas Sands Corp. and Other	$305,802	$209,701
Las Vegas:
The Venetian	2,866,018	1,991,566
The Palazzo	1,767,348	1,179,157
Macao:
Sands Macao	617,772	537,990
The Venetian Macao and Four Seasons	3,337,375	2,138,535
Other Development Projects (Principally Cotai Strip Parcels 5 and 6)	429,285	170,441
Singapore	1,124,244	899,068

Total consolidated assets	$10,447,844	$7,126,458

NOTE 9 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the 6.375% Senior Notes due 2015 issued by LVSC on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC and Lido Casino Resort, LLC, which was merged into VCR in March 2007 (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis. In conjunction with entering into the New Senior Secured Credit Facility, LVSC, the Guarantor Subsidiaries and the trustee entered into a supplemental indenture related to the Senior Notes, which amended the subsidiaries guaranteeing the Senior Notes to include Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, and Phase II Mall Subsidiary, LLC. As a result of the change in Guarantor Subsidiaries and non-guarantor subsidiaries, the Company has reclassified prior periods to conform to the current presentation as these are all entities under common control.

The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of June 30, 2007, and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006, is as follows (in thousands).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$76,154	$1,413,636	$295,313	$—	$1,785,103
Restricted cash	51,125	1,191	321,978	—	374,294
Intercompany receivable	170,784	65,436	—	(236,220)	—
Accounts receivable, net	446	103,688	14,936	—	119,070
Inventories	—	10,747	2,330	—	13,077
Deferred income taxes	1,745	23,488	—	(4)	25,229
Prepaid expenses and other	7,200	8,770	15,755	—	31,725

Total current assets	307,454	1,626,956	650,312	(236,224)	2,348,498
Property and equipment, net	153,153	2,991,450	3,215,385	—	6,359,988
Investment in subsidiaries	2,053,451	913,352	—	(2,966,803)	—
Intercompany notes receivable	73,196	53,671	—	(126,867)	—
Deferred financing costs, net	1,777	63,253	47,945	—	112,975
Restricted cash	—	—	670,122	—	670,122
Deferred income taxes	—	6,754	9	(1,305)	5,458
Leasehold interest in land, net	—	—	900,680	—	900,680
Other assets, net	1,253	14,399	34,471	—	50,123

Total assets	$2,590,284	$5,669,835	$5,518,924	$(3,331,199)	$10,447,844

Accounts payable	$1,802	$29,705	$20,527	$—	$52,034
Construction payables	1,962	117,155	321,386	—	440,503
Intercompany payables	—	106,939	129,281	(236,220)	—
Accrued interest payable	6,392	4,705	7,885	—	18,982
Other accrued liabilities	6,784	139,594	272,999	—	419,377
Deferred income taxes	—	—	4	(4)	—
Current maturities of long-term debt	3,688	33,679	6,225	—	43,592

Total current liabilities	20,628	431,777	758,307	(236,224)	974,488
Other long-term liabilities	11,962	174,570	69	—	186,601
Deferred income taxes	1,305	—	—	(1,305)	—
Intercompany notes payable	—	—	126,867	(126,867)	—
Long-term debt	335,907	3,010,037	3,720,329	—	7,066,273

Total liabilities	369,802	3,616,384	4,605,572	(364,396)	8,227,362

Stockholders’ equity	2,220,482	2,053,451	913,352	(2,966,803)	2,220,482

Total liabilities and stockholders’ equity	$2,590,284	$5,669,835	$5,518,924	$(3,331,199)	$10,447,844

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$69,100	$96,315	$302,651	$—	$468,066
Restricted cash	50,076	95,139	253,547	—	398,762
Intercompany receivables	170,844	49,510	—	(220,354)	—
Accounts receivable, net	137	121,375	52,171	—	173,683
Inventories	—	10,273	2,018	—	12,291
Deferred income taxes	1,583	14,064	41	—	15,688
Prepaid expenses and other	1,793	10,287	12,987	—	25,067

Total current assets	293,533	396,963	623,415	(220,354)	1,093,557
Property and equipment, net	85,758	2,437,222	2,059,345	—	4,582,325
Investment in subsidiaries	1,919,079	825,736	—	(2,744,815)	—
Intercompany notes receivable	73,154	52,736	—	(125,890)	—
Deferred financing costs, net	1,176	24,124	45,081	—	70,381
Restricted cash	—	323,668	231,464	—	555,132
Deferred income taxes	—	5,048	—	(5,048)	—
Leasehold interest in land, net	—	—	801,195	—	801,195
Other assets, net	78	12,538	11,252	—	23,868

Total assets	$2,372,778	$4,078,035	$3,771,752	$(3,096,107)	$7,126,458

Accounts payable	$884	$29,039	$21,115	$—	$51,038
Construction payables	674	75,155	253,546	—	329,375
Intercompany payables	—	46,318	174,036	(220,354)	—
Accrued interest payable	5,977	1,443	1,076	—	8,496
Other accrued liabilities	13,231	149,390	156,280	—	318,901
Income taxes payable	20,352	—	—	—	20,352
Current maturities of long-term debt	—	6,486	—	—	6,486

Total current liabilities	41,118	307,831	606,053	(220,354)	734,648
Other long-term liabilities	2,981	177,199	—	—	180,180
Intercompany notes payable	—	—	125,890	(125,890)	—
Deferred income taxes	5,372	—	—	(5,048)	324
Long-term debt	248,153	1,673,926	2,214,073	—	4,136,152

Total liabilities	297,624	2,158,956	2,946,016	(351,292)	5,051,304

Stockholders’ equity	2,075,154	1,919,079	825,736	(2,744,815)	2,075,154

Total liabilities and stockholders’ equity	$2,372,778	$4,078,035	$3,771,752	$(3,096,107)	$7,126,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$85,392	$373,487	$—	$458,879
Rooms	—	93,268	1,734	—	95,002
Food and beverage	—	41,306	16,512	(80)	57,738
Convention, retail and other	14,810	30,142	1,512	(15,171)	31,293

	14,810	250,108	393,245	(15,251)	642,912
Less — promotional allowances	(235)	(17,818)	(11,933)	—	(29,986)

Net revenues	14,575	232,290	381,312	(15,251)	612,926

Operating expenses:
Casino	—	44,052	239,776	(60)	283,768
Rooms	—	21,033	88	—	21,121
Food and beverage	—	20,597	6,657	(361)	26,893
Convention, retail and other	—	18,186	955	—	19,141
Provision for doubtful accounts	—	4,734	(17)	—	4,717
General and administrative	—	57,904	17,626	(14,830)	60,700
Corporate expense	24,529	79	86	—	24,694
Rental expense	—	2,137	6,160	—	8,297
Pre-opening expense	—	2,460	37,860	—	40,320
Development expense	678	—	582	—	1,260
Depreciation and amortization	1,873	22,480	11,368	—	35,721
Loss on disposal of assets	—	22	39	—	61

	27,080	193,684	321,180	(15,251)	526,693

Operating income (loss)	(12,505)	38,606	60,132	—	86,233
Other income (expense):
Interest income	2,312	11,606	9,206	(1,772)	21,352
Interest expense, net of amounts capitalized	(4,306)	(28,202)	(23,673)	1,772	(54,409)
Other expense	—	(100)	(2,204)	—	(2,304)
Loss on early retirement of debt	—	(10,705)	—		(10,705)
Income from equity investment in subsidiaries	50,681	43,455	—	(94,136)	—

Income before income taxes	36,182	54,660	43,461	(94,136)	40,167
Provision for income taxes	(1,784)	(3,979)	(6)	—	(5,769)

Net income	$34,398	$50,681	$43,455	$(94,136)	$34,398

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$71,322	$307,140	$—	$378,462
Rooms	—	88,014	1,640	—	89,654
Food and beverage	—	32,318	11,863	(158)	44,023
Convention, retail and other	7,489	28,605	1,215	(8,033)	29,276

	7,489	220,259	321,858	(8,191)	541,415
Less — promotional allowances	(166)	(16,152)	(8,090)	—	(24,408)

Net revenues	7,323	204,107	313,768	(8,191)	517,007

Operating expenses:
Casino	—	43,485	173,877	(118)	217,244
Rooms	—	21,939	57	—	21,996
Food and beverage	—	17,093	6,264	(544)	22,813
Convention, retail and other	—	15,629	99	—	15,728
Provision for doubtful accounts	—	3,542	(221)	—	3,321
General and administrative	—	47,641	17,225	(7,529)	57,337
Corporate expense	12,215	15	21	—	12,251
Rental expense	—	3,751	52	—	3,803
Pre-opening expense	—	171	4,183	—	4,354
Development expense	777	1,133	5,951	—	7,861
Depreciation and amortization	531	15,712	8,185	—	24,428
Loss on disposal of assets	—	—	456	—	456

	13,523	170,111	216,149	(8,191)	391,592

Operating income (loss)	(6,200)	33,996	97,619	—	125,415
Other income (expense):
Interest income	2,978	9,063	5,709	(2,732)	15,018
Interest expense, net of amounts capitalized	(8,031)	(20,384)	1,998	2,732	(23,685)
Other expense	(7)	(7)	—	—	(14)
Income from equity investment in subsidiaries	119,725	105,167	—	(224,892)	—

Income before income taxes	108,465	127,835	105,326	(224,892)	116,734
Benefit (provision) for income taxes	864	(8,110)	(159)	—	(7,405)

Net income	$109,329	$119,725	$105,167	$(224,892)	$109,329

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$205,031	$719,582	$—	$924,613
Rooms	—	189,354	3,516	—	192,870
Food and beverage	—	77,757	34,536	(196)	112,097
Convention, retail and other	25,985	71,709	3,266	(26,621)	74,339

	25,985	543,851	760,900	(26,817)	1,303,919
Less-promotional allowances	(447)	(36,567)	(25,761)	—	(62,775)

Net revenues	25,538	507,284	735,139	(26,817)	1,241,144

Operating expenses:
Casino	—	96,132	466,480	(147)	562,465
Rooms	—	43,461	184	—	43,645
Food and beverage	—	37,854	13,308	(636)	50,526
Convention, retail and other	—	34,888	1,684	—	36,572
Provision for doubtful accounts	—	20,345	(112)	—	20,233
General and administrative	—	109,338	35,367	(26,034)	118,671
Corporate expense	42,894	147	172	—	43,213
Rental expense	—	4,277	10,728	—	15,005
Pre-opening expense	—	5,174	57,603	—	62,777
Development expense	1,506	—	2,100	—	3,606
Depreciation and amortization	2,600	41,688	22,665	—	66,953
Loss on disposal of assets	—	190	49	—	239

	47,000	393,494	610,228	(26,817)	1,023,905

Operating income (loss)	(21,462)	113,790	124,911	—	217,239
Other income (expense):
Interest income	4,525	18,452	14,519	(3,480)	34,016
Interest expense, net of amounts capitalized	(7,528)	(46,869)	(38,104)	3,480	(89,021)
Other expense	(6)	(380)	(8,951)	—	(9,337)
Loss on early retirement of debt	—	(10,705)	—	—	(10,705)
Income from equity investment in subsidiaries	140,517	92,369	—	(232,886)	—

Income before income taxes	116,046	166,657	92,375	(232,886)	142,192
Benefit (provision) for income taxes	9,266	(26,140)	(6)	—	(16,880)

Net income	$125,312	$140,517	$92,369	$(232,886)	$125,312

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$168,458	$585,386	$—	$753,844
Rooms	—	177,583	3,209	—	180,792
Food and beverage	—	73,045	22,952	(158)	95,839
Convention, retail and other	14,086	63,039	1,786	(14,630)	64,281

	14,086	482,125	613,333	(14,788)	1,094,756
Less-promotional allowances	(356)	(31,430)	(15,599)	—	(47,385)

Net revenues	13,730	450,695	597,734	(14,788)	1,047,371

Operating expenses:
Casino	—	89,538	333,166	(118)	422,586
Rooms	—	43,654	94	—	43,748
Food and beverage	—	35,204	12,211	(544)	46,871
Convention, retail and other	—	31,851	271	—	32,122
Provision for doubtful accounts	—	8,281	29	—	8,310
General and administrative	—	93,784	32,494	(14,126)	112,152
Corporate expense	25,040	15	150	—	25,205
Rental expense	—	7,270	240	—	7,510
Pre-opening expense	—	427	6,146	—	6,573
Development expense	1,117	2,277	13,635	—	17,029
Depreciation and amortization	1,047	32,342	16,044	—	49,433
Loss on disposal of assets	—	12	1,525	—	1,537

	27,204	344,655	416,005	(14,788)	773,076

Operating income (loss)	(13,474)	106,040	181,729	—	274,295
Other income (expense):
Interest income	6,674	16,447	6,394	(4,283)	25,232
Interest expense, net of amounts capitalized	(8,476)	(40,455)	(452)	4,283	(45,100)
Other income (expense)	(7)	157	—	—	150
Income from equity investment in subsidiaries	240,577	187,663	—	(428,240)	—

Income before income taxes	225,294	269,852	187,671	(428,240)	254,577
Benefit (provision) for income taxes	5,818	(29,275)	(8)	—	(23,465)

Net income	$231,112	$240,577	$187,663	$(428,240)	$231,112

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statements
For the Six Months Ended June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(89,042)	$142,827	$123,532	$—	$177,317

Cash flows from investing activities:
Change in restricted cash	(1,049)	417,616	(507,036)	—	(90,469)
Capital expenditures	(66,251)	(553,718)	(1,072,080)	—	(1,692,049)
Intercompany receivable from Guarantor Subsidiaries	(79,902)	—	—	79,902	—
Intercompany receivable from non-guarantor subsidiaries	(32,068)	(25,963)	—	58,031	—
Repayment of receivable from Guarantor Subsidiaries	65,974	—	—	(65,974)	—
Repayment of receivable from non-guarantor subsidiaries	104,464	14,000	—	(118,464)	—
Capital contributions to subsidiaries	—	(704)	—	704	—

Net cash used in investing activities	(8,832)	(148,769)	(1,579,116)	(45,801)	(1,782,518)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,481	—	—	—	11,481
Excess tax benefits from stock-based compensation	2,812	—	—	—	2,812
Capital contributions received	—	—	704	(704)	—
Borrowings from Las Vegas Sands Corp.	—	79,902	32,068	(111,970)	—
Borrowings from Guarantor Subsidiaries	—	—	25,963	(25,963)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(65,974)	(104,464)	170,438	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(14,000)	14,000	—
Proceeds from Macao credit facility	—	—	1,300,000	—	1,300,000
Proceeds from Singapore credit facility	—	—	205,381	—	205,381
Proceeds from New Senior Secured Credit Facility — Term B	—	3,000,000	—	—	3,000,000
Proceeds from senior secured credit facility — revolver	—	62,000	—	—	62,000
Proceeds from airplane financings	92,250	—	—	—	92,250
Proceeds from Phase II mall construction loan	—	52,000	—	—	52,000
Proceeds from other long-term debt	—	—	6,173	—	6,173
Repayments on senior secured credit facility — term B and term B delayed	—	(1,170,000)	—	—	(1,170,000)
Repayment on senior secured credit facility — revolver	—	(322,128)	—	—	(322,128)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on Phase II mall construction loan	—	(166,500)	—	—	(166,500)
Repayments on The Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Repayments on FF&E credit facility and other long-term debt	—	(1,200)	(9)	—	(1,209)
Payments of deferred financing costs	(693)	(53,969)	(9,629)	—	(64,291)

Net cash provided by financing activities	104,928	1,323,263	1,442,187	45,801	2,916,179

Effect of foreign exchange rate on cash	—	—	6,059	—	6,059

Increase (decrease) in cash and cash equivalents	7,054	1,317,321	(7,338)	—	1,317,037
Cash and cash equivalents at beginning of period	69,100	96,315	302,651	—	468,066

Cash and cash equivalents at end of period	$76,154	$1,413,636	$295,313	$—	$1,785,103

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statements
For the Six Months Ended June 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(36,402)	$85,493	$48,090	$—	$97,181

Cash flows from investing activities:
Change in restricted cash	(790)	(11,462)	(1,022,629)	—	(1,034,881)
Capital expenditures	(6,663)	(259,040)	(464,772)	—	(730,475)
Notes receivable from non-guarantor subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from non- guarantor subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable from Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Intercompany receivable from non-guarantor subsidiaries	(200,930)	—	—	200,930	—
Capital contributions to subsidiaries	(11,987)	(10,857)	—	22,844	—

Net cash used in investing activities	(170,370)	(351,359)	(1,487,401)	243,774	(1,765,356)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,180	—	—	—	3,180
Excess tax benefits from stock-based compensation	632	—	—	—	632
Capital contributions received	—	11,987	10,857	(22,844)	—
Borrowings from Las Vegas Sands Corp.	—	—	115,000	(115,000)	—
Borrowings from Guarantor Subsidiaries	20,000	—	75,000	(95,000)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(25,000)	25,000	—
Proceeds from Macao credit facility	—	—	1,325,000	—	1,325,000
Proceeds from senior secured credit facility-revolver	—	254,129	—	—	254,129
Proceeds from Phase II mall construction loan	—	30,000	—	—	30,000
Proceeds from other long-term debt	—	—	75	—	75
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayment on senior secured credit facility-revolver	—	(25,000)	—	—	(25,000)
Repayments on FF&E credit facility	—	(1,800)	—	—	(1,800)
Repayments on The Sands Expo Center mortgage loan	—	(2,807)	—	—	(2,807)
Payments of deferred financing costs	—	—	(41,056)	—	(41,056)
Increase in intercompany payable	—	—	200,930	(200,930)	—

Net cash provided by financing activities	23,812	266,509	1,445,806	(243,774)	1,492,353

Effect of foreign exchange rate on cash	—	—	975	—	975

Increase (decrease) in cash and cash equivalents	(182,960)	643	7,470	—	(174,847)
Cash and cash equivalents at beginning of period	202,196	89,621	165,029	—	456,846

Cash and cash equivalents at end of period	$19,236	$90,264	$172,499	$—	$281,999

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We own and operate The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 gross square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops”), which was sold to a third party in 2004; and a meeting and conference facility of approximately 1.1 million square feet (the “Congress Center”). A subsidiary of Las Vegas Sands Corp. owns and operates an expo and convention center with approximately 1.2 million square feet (“The Sands Expo Center”), which is connected to The Venetian and the Congress Center. Approximately 37.3% of our gross revenue at The Venetian, including The Sands Expo Center, for the six months ended June 30, 2007, was derived from gaming and 62.7% was derived from hotel rooms, food and beverage, and other sources. The percentage of non-gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

We also own and operate the Sands Macao, a Las Vegas-style casino in Macao, China, which opened in May 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theater and other high-end amenities. In addition, we continue to progress according to plan on our expansion of the hotel tower, which we expect to be completed in September 2007 and to cost approximately $100.0 million. Approximately 95.5% of the Sands Macao’s gross revenue for the six months ended June 30, 2007, was derived from gaming activities, with the remainder primarily derived from food and beverage services.

United States Development Projects

The Palazzo

We are currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo will consist of an all-suites, 50-floor luxury hotel tower with approximately 3,068 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 400,000 net leasable square feet (the “Phase II mall”), which we have contracted to sell to a third party. The Palazzo is expected to open in December 2007 at a cost estimated of approximately $2.1 billion, of which the Phase II mall is expected to cost approximately $508.0 million (exclusive of certain incentive payments to executives made in July 2004 and inclusive of $140.0 million of additional costs for structural enhancements of the Phase II mall relating to the development of the high-rise condominium tower). In addition, we expect that additional capital expenditures will be required to build out stores and restaurants to be located in the Phase II mall. In connection with the sale of The Grand Canal Shops, we entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops, to sell the Phase II mall upon completion of construction. The ultimate purchase price that GGP has agreed to pay for the Phase II mall is the greater of (i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million.

We are in the early stages of constructing a high-rise residential condominium tower which will consist of approximately 300 luxury condominiums and will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late fall 2008 at an estimated cost of approximately $465.0 million.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that our indirect majority-owned subsidiary, Sands Bethworks Gaming, LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. Sands Bethworks Gaming is a project venture in which we effectively own 86% of the economic interest. Subsequent to June 30, 2007, we paid the $50.0 million licensing fee to the Commonwealth of Pennsylvania and were issued our Pennsylvania gaming license by the Pennsylvania Gaming Control Board. We are in the process of developing a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. The 126-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 5,000 slot machines, a 50,000 square foot multipurpose event center and a variety of dining options. We currently expect the cost to develop and construct the Sands Bethworks will be approximately $635.0 million.

Macao Development Projects

We are building The Venetian Macao Resort Hotel (“The Venetian Macao”) on the Cotai Striptm in Macao, China. The Venetian Macao will be an approximately 3,000 all-suites hotel, casino, retail and convention center complex with a Venetian-style theme similar to that of The Venetian in Las Vegas. Under our gaming subconcession in Macao, we are obligated to develop and open The Venetian Macao and a convention center by December 2007. We currently expect to open The Venetian Macao in late August 2007.

In addition to the development of The Venetian Macao, we are developing multiple other properties on the Cotai Strip. We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (which we refer to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, world-class restaurants, entertainment facilities and other attractions and amenities, as well as public common areas. We have commenced construction or pre-construction on these six parcels of the Cotai Strip. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. More specifically, the Company intends to develop its other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury apartments, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and approximately 210,000 square feet of upscale retail offerings. The Company will own the entire development. The Company has entered into an exclusive non-binding letter of intent and is currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartments under its Four Seasons brand.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,150 luxury and mid-scale hotel rooms, serviced luxury apartments, a casino and a retail shopping mall. The Company will own the entire development and has entered into a management agreement with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands. In addition, the Company has entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartments under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,000 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. The Company will own the entire development and has entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to each include a two-hotel complex with approximately 3,000 luxury and mid-scale hotel rooms on each parcel, serviced luxury vacation suites, a casino and retail shopping malls that are physically connected. The Company will own the entire development and has entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury vacation suites on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotel complexes and serviced luxury vacation suites on parcel 8. The Company is currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, the Company has signed a non-binding memorandum of agreement with an independent developer. The Company is currently negotiating the definitive agreement pursuant to which it will partner with the developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, the Company has signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. The Company is currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,900 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

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

In February 2007, we entered into a land concession agreement with the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the sites on which we are building The Venetian Macao (parcel 1) and the Four Seasons hotel (parcel 2). We made an initial premium payment of 853.0 million patacas (approximately $105.9 million at exchange rates in effect on June 30, 2007) towards the aggregate land premium of 2.59 billion patacas (approximately $321.6 million at exchange rates in effect on June 30, 2007). Additionally, we received a credit in the amount of 193.4 million patacas (approximately $24.0 million at exchange rates in effect on June 30, 2007) towards the aggregate land premium related to reclamation work and other works done on the land and the installation costs of an electrical substation. On April 18, 2007, the land concession became effective when it was published in Macao’s Official Gazette. Now that the land concession is effective, we are required to make land premium and annual rent payments relating to parcels 1, 2 and 3 in the amounts and at the times specified in the land concession. Each parcel’s share of the remaining balance will either be due upon the completion of the corresponding resort or be payable through seven equal semi-annual payments, bearing interest at 5% per annum, to be made over a four year period, whichever comes first. Subsequent to June 30, 2007, we paid 816.9 million patacas (approximately $101.4 million at exchange rates in effect on June 30, 2007) for the balance of the land premium payment due on parcel 1.

We currently estimate that the cost of developing and building The Venetian Macao will be approximately $2.4 billion (exclusive of the aggregate land concession payment of $321.6 million for parcels 1, 2 and 3). Our subsidiary, Venetian Macau Limited and its subsidiaries (collectively “VML”), obtained a $2.5 billion credit facility to fund the Sands Macao expansion and to partially fund the design, development, construction and pre-opening costs for The Venetian Macao, the Four Seasons hotel and some of our other development projects on the Cotai Strip, and to pay related fees and expenses. In March 2007, this credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, we exercised our rights under this facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the total credit facility to $3.3 billion. Currently, we expect the total cost of development on the Cotai Strip to be in the range of $9.0 billion to $11.0 billion. We will need to arrange additional debt financing to finance those costs as well and there is no assurance that we will be able to obtain this additional debt financing.

We do not yet have all the necessary Macao government approvals that we will need in order to develop the Cotai Strip developments. We have commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions, we could lose all or a substantial part of our investment in these other Cotai Strip properties. As of June 30, 2007, we have capitalized approximately $309.7 million of construction costs related to our other Cotai Strip properties.

Hengqin Island Development Project

We have entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China and approximately one mile from the Cotai Strip. We are actively preparing preliminary design concepts for presentation to the government. In January 2007, we were informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with us to advance the development of the project. We have interfaced with this committee and are actively working with the committee as we continue to advance our plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd., entered into a development agreement with the Singapore Tourism Board to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort that includes three 50+ story hotel towers (totaling approximately 2,500 suites), a casino, an enclosed retail, dining and entertainment complex of more than 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an art/science museum. We expect the cost to develop and construct the Marina Bay Sands integrated resort will be approximately $3.6 billion, inclusive of $811.7 million paid in 2006 for the land premium, taxes and other fees. The Marina Bay Sands is expected to open in late 2009. We will need to arrange additional debt financing to finance those costs and there is no assurance that we will be able to obtain this additional financing.

United Kingdom Development Projects

In December 2006, we announced that one of our affiliates and Cantor Gaming, an affiliate of the global financial services company Cantor Fitzgerald, had agreed to launch an online casino and poker site initially aimed at serving the United Kingdom market. Cantor Gaming will provide an online casino and poker destination featuring the Company’s brands. The site will offer casino games, including blackjack, roulette, baccarat, video poker, slots and online poker. The offering will be part of a full end-to-end gaming service, including customer age and location verification, online payment processing and customer services. The site is expected to be launched during the second half of 2007. The site will be hosted, and the operator will be licensed, in compliance with the laws of Alderney, British Channel Islands. It will not accept U.S. customers.

The United Kingdom government recently announced that the approval for the country’s first regional super casino had been rescinded. Should the government approve an alternative super casino site, we intend to evaluate the efficacy of participating in the tender process for that site. In addition, we have existing agreements to develop and lease gaming and entertainment facilities with Sheffield United and Glasgow Rangers football clubs in the United Kingdom. Our ability to eventually develop and lease gaming and entertainment facilities under these agreements is subject to a number of conditions, including the passage of appropriate legislation and our ability to obtain a gaming license.

Other Development Projects

We are currently exploring the possibility of operating integrated resorts in additional Asian, U.S. and European jurisdictions.

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

There were no newly identified significant accounting estimates in the six months ended June 30, 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, with the exception of the adoption of Financial Accounting Standard Board issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which is described below.

Income Taxes

We are subject to income taxes in the United States and in several states and foreign jurisdictions in which we operate. We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using enacted tax rates. SFAS No. 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized a $4.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to opening retained earnings. At the adoption date of January 1, 2007, we had $8.5 million of unrecognized tax benefits, of which $6.1 million would affect our effective income tax rate if recognized. We do not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(In thousands, except for percentages)

Net revenues	$612,926	$517,007	18.6%	$1,241,144	$1,047,371	18.5%
Operating expenses	526,693	391,592	34.5%	1,023,905	773,076	32.4%
Operating income	86,233	125,415	(31.2)%	217,239	274,295	(20.8)%
Income before income taxes	40,167	116,734	(65.6)%	142,192	254,577	(44.1)%
Net income	34,398	109,329	(68.5)%	125,312	231,112	(45.8)%

	Percent of Net Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating expenses	85.9%	75.7%	82.5%	73.8%
Operating income	14.1%	24.3%	17.5%	26.2%
Income before income taxes	6.6%	22.6%	11.5%	24.3%
Net income	5.6%	21.1%	10.1%	22.1%

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

The following are the key measurements we use to evaluate operating revenue:

Casino revenue measurements for Las Vegas:  Table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage (calculated before discounts), as measured as a percentage of table game drop, of generally between 20.0% to 22.0% and slot machines produce a statistical average slot machine win percentage (calculated before slot club cash incentives), as measured as a percentage of slot machine handle, of generally between 6.0% and 7.0%.

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

We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions), as measured as a percentage of Rolling Chip volume, is expected to be approximately 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average table win percentage (calculated before discounts and commissions), as measured as a percentage of table game drop, of generally between 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage, as measured as a percentage of slot machine handle, of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play at The Venetian and Sands Macao is conducted on a cash basis, The Venetian’s table games revenue is approximately 60.5% from credit based guests wagering for the six months ended June 30, 2007 and the Sands Macao’s table game play is conducted primarily on a cash basis.

Hotel revenue measurements:  Hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day, are used as performance indicators. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are normally higher than revenue per available room. Reserved rooms where the guests do not show up for their stay and lose their deposit may be re-sold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and revenue per available room may be higher than the average daily room rate.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended June 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$458,879	$378,462	21.2%
Rooms	95,002	89,654	6.0%
Food and beverage	57,738	44,023	31.2%
Convention, retail and other	31,293	29,276	6.9%

	642,912	541,415	18.7%
Less — promotional allowances	(29,986)	(24,408)	(22.9)%

Total net revenues	$612,926	$517,007	18.6%

Consolidated net revenues were $612.9 million for the three months ended June 30, 2007, an increase of $95.9 million compared to $517.0 million for the three months ended June 30, 2006. The increase in net revenues was due primarily to an increase in casino revenue.

Casino revenues for the three months ended June 30, 2007, increased $80.4 million as compared to the three months ended June 30, 2006. Of the increase, $66.3 million was attributable to the growth of our casino operations at the Sands Macao due primarily to the Rolling Chip program which generated an increase in Rolling Chip volume of $3.0 billion and an increase in Rolling Chip win percentage of 0.48 percentage points as compared to the three months ended June 30, 2006, and a $14.1 million increase primarily attributable to an increased drop of

$26.8 million and an increased win percentage of 2.5 percentage points at The Venetian as compared to the three months ended June 30, 2006. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2007	2006	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$373,486	$307,140	21.6%
Non-Rolling Chip table games drop	$900,724	$1,043,959	(13.7)%
Non-Rolling Chip table games win percentage	18.4%	18.6%	(0.2	)pts
Rolling Chip volume	$7,262,501	$4,258,936	70.5%
Rolling Chip win percentage	3.44%	2.96%	0.48	pts
Slot handle	$317,360	$263,183	20.6%
Slot hold percentage	6.9%	7.7%	(0.8	)pts
The Venetian
Total casino revenues	$85,393	$71,322	19.7%
Table games drop	$280,979	$254,206	10.5%
Table games win percentage	20.1%	17.6%	2.5	pts
Slot handle	$562,796	$522,693	7.7%
Slot hold percentage	6.1%	6.2%	(0.1	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended June 30, 2007, increased $5.3 million as compared to the three months ended June 30, 2006. The increase was primarily attributable to the increase in average daily room rate and an increase in the occupancy rate, offset by fewer room nights available due to our room renovation project. During the three months ended June 30, 2007, we achieved an occupancy rate in excess of 100% due to a significant number of guests not showing up for their reserved rooms that we were able to resell to walk-in guests. The following table summarizes the results of our room revenue activity:

	Three Months Ended June 30,
	2007	2006	Change

The Venetian
Average daily room rate	$266	$242	9.9%
Occupancy rate	100.9%	99.5%	1.4	pts
Revenue per available room	$268	$241	11.2%

Food and beverage revenues for the three months ended June 30, 2007, increased $13.7 million as compared to the three months ended June 30, 2006. The increase was primarily attributable to food and beverage revenues at The Venetian, which increased $6.0 million due primarily to more groups in house, which generated higher food and beverage revenues, and a new restaurant that opened in April 2007, and at the Sands Macao, which increased $3.8 million due to increased number of visitors.

Convention, retail and other revenues for the three months ended June 30, 2007, increased $2.0 million as compared to the three months ended June 30, 2006. The increase is primarily attributable to $2.3 million of additional revenues associated with the “Phantom-The Las Vegas Spectacular” and “Gordie Brown at The Venetian” performances, which began in June 2006 and October 2006, respectively.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$283,768	$217,244	30.6%
Rooms	21,121	21,996	(4.0)%
Food and beverage	26,893	22,813	17.9%
Convention, retail and other	19,141	15,728	21.7%
Provision for doubtful accounts	4,717	3,321	42.0%
General and administrative	60,700	57,337	5.9%
Corporate expense	24,694	12,251	101.6%
Rental expense	8,297	3,803	118.2%
Pre-opening expense	40,320	4,354	826.0%
Development expense	1,260	7,861	(84.0)%
Depreciation and amortization	35,721	24,428	46.2%
Loss on disposal of assets	61	456	(86.6)%

Total operating expenses	$526,693	$391,592	34.5%

Operating expenses were $526.7 million for the three months ended June 30, 2007, an increase of $135.1 million as compared to $391.6 million for the three months ended June 30, 2006. The increase in operating expenses was primarily attributable to higher operating revenues, growth of our operating business in Macao and to a lesser extent in Las Vegas, and pre-opening activities as more fully described below.

Casino department expenses for the three months ended June 30, 2007, increased $66.5 million as compared to the three months ended June 30, 2006. Of the $66.5 million increase, $39.4 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. As the Rolling Chip volume increases as a percentage of our total gaming operations, casino margins will decrease due to the commissions paid under the Rolling Chip program. The increase in casino expenses reflects an elevated level of expenses of approximately $11.0 million at the Sands Macao associated with investments in our human resources and our Rolling Chip program. These elevated expenses are driven principally by our preparations for the opening of The Venetian Macao and we expect them to be eliminated from the Sands Macao upon the opening of The Venetian Macao. The remaining increase was primarily attributable to the additional payroll related expenses related to the continued growth of our operations at the Sands Macao.

Food and beverage department expenses for the three months ended June 30, 2007, increased $4.1 million as compared to the three months ended June 30, 2006, due primarily to the increase in food and beverage revenues as noted above.

Convention, retail and other expenses for the three months ended June 30, 2007, increased $3.4 million as compared to the three months ended June 30, 2006. This increase is primarily attributable to the increase convention, retail and other revenues noted above as well as increased payroll related expenses related to the continued growth of our operations at the Sands Macao.

The provision for doubtful accounts was $4.7 million for the three months ended June 30, 2007, compared to $3.3 million for the three months ended June 30, 2006. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended June 30, 2007, increased $3.4 million as compared to the three months ended June 30, 2006. The increase was attributable to the growth of our businesses in Las Vegas and Macao.

Corporate expense for the three months ended June 30, 2007, increased $12.4 million as compared to the three months ended June 30, 2006. The increase was primarily attributable to a $4.2 million increase in legal fees as well as increases of $5.1 million in payroll related expenses and $2.1 million in other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Rental expense for the three months ended June 30, 2007, increased $4.5 million as compared to the three months ended June 30, 2006. The increase is primarily attributable to the amortization of Singapore’s leasehold interest in land entered into in August 2006 and Macao’s leasehold interest in land entered into in February 2007.

Pre-opening and development expenses were $40.3 million and $1.3 million, respectively, for the three months ended June 30, 2007, compared to $4.4 million and $7.9 million, respectively, for the three months ended June 30, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures that are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2007 were primarily related to The Venetian Macao and other Cotai Strip projects and to the Marina Bay Sands project in Singapore. Also included in pre-opening expenses was a $4.8 million charge recorded during the three months ended June 30, 2007 to account for pre-opening expenses that were previously capitalized on the balance sheet during the years ended December 31, 2005 and 2006, and the three months ended March 31, 2007. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment” for further details. Development expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the three months ended June 30, 2007 were primarily related to our activities in Hengqin Island. We expect that pre-opening expenses will continue to increase significantly in 2007 with the scheduled openings of The Venetian Macao and The Palazzo, and as we progress with our projects on the Cotai Strip, in Singapore and in Pennsylvania.

Depreciation and amortization expense for the three months ended June 30, 2007, increased $11.3 million as compared to the three months ended June 30, 2006. The increase was primarily the result of capital improvements being placed into service at The Venetian and Sands Macao. Additionally, there was $2.5 million in accelerated depreciation expense during the three months ended June 30, 2007, related to assets at The Venetian being replaced in connection with the room renovation project.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2007	2006
	(In thousands, except for percentages)

Interest cost	$112,376	$44,585
Less: Capitalized interest	(57,967)	(20,900)

Interest expense, net	$54,409	$23,685

Cash paid for interest	$91,794	$37,820
Average total debt balance	$5,774,430	$2,301,277
Weighted average interest rate	7.8%	7.7%

Interest expense, net of amounts capitalized, was $54.4 million for the three months ended June 30, 2007, an increase of $30.7 million as compared to $23.7 million for the three months ended June 30, 2006. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility in May 2006 (increased to $3.3 billion in March 2007), the $1.44 billion

Singapore bridge facility in August 2006 and the $5.0 billion new senior secured credit facility in May 2007. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $58.0 million of interest during the three months ended June 30, 2007, compared to $20.9 million of capitalized interest during the three months ended June 30, 2006. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount which is used to determine capitalized interest. We expect that the capitalized interest amount will also continue to increase as The Venetian Macao and The Palazzo projects approach their opening dates later this year and as we increase our construction activities on the Cotai Strip, at the Marina Bay Sands and at Sands Bethworks.

Other Factors Affecting Earnings

Interest income for the three months ended June 30, 2007, was $21.4 million, an increase of $6.3 million as compared to $15.0 million for the three months ended June 30, 2006. The increase was primarily attributable to additional invested cash balances, primarily from our borrowings under the U.S. senior secured credit facilities and the Macao credit facility, which have not yet been spent.

Other expense for the three months ended June 30, 2007, was $2.3 million as compared to $14,000 for the three months ended June 30, 2006. The $2.3 million expense amount was primarily attributable to foreign exchange losses associated with intercompany lending activities in Macao.

The loss on early retirement of debt of $10.7 million for the three months ended June 30, 2007, was due to the refinancing of our U.S. senior secured credit facility and the early retirement of the Phase II mall construction loan.

Our effective income tax rate for the three months ended June 30, 2007, was 14.4%. The effective tax rate for the 2007 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. The effective income tax rate was 6.3% for the three months ended June 30, 2006, primarily due to the application of the aforementioned Macao temporary income tax exemption.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Operating Revenues

Our net revenues consisted of the following:

	Six Months Ended June 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$924,613	$753,844	22.7%
Rooms	192,870	180,792	6.7%
Food and beverage	112,097	95,839	17.0%
Convention, retail and other	74,339	64,281	15.6%

	1,303,919	1,094,756	19.1%
Less — promotional allowances	(62,775)	(47,385)	(32.5)%

Total net revenues	$1,241,144	$1,047,371	18.5%

Consolidated net revenues were $1.24 billion for the six months ended June 30, 2007, an increase of $193.8 million compared to $1.05 billion for the six months ended June 30, 2006. The increase in net revenues was due primarily to an increase in casino revenue of $170.8 million.

Casino revenues for the six months ended June 30, 2007, increased $170.8 million as compared to the six months ended June 30, 2006. Of the increase, $134.2 million was attributable to the growth of our casino operations at the Sands Macao due primarily to the Rolling Chip program which generated an increase in Rolling Chip volume of $6.16 billion and an increase in win percentage of 0.37 percentage points as compared to the six months ended June 30, 2006, and a $36.6 million increase primarily attributable to an increased win percentage of 4.8 percentage points at The Venetian as compared to the six months ended June 30, 2006. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2007	2006	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$719,582	$585,386	22.9%
Non-Rolling Chip table games drop	$1,937,736	$2,102,952	(7.9)%
Non-Rolling Chip table games win percentage	18.5%	18.6%	(0.1	)pts
Rolling Chip volume	$14,119,491	$7,955,154	77.5%
Rolling Chip win percentage	3.12%	2.75%	0.37	pts
Slot handle	$614,454	$510,231	20.4%
Slot hold percentage	7.1%	7.7%	(0.6	)pts
The Venetian
Total casino revenues	$205,031	$168,458	21.7%
Table games drop	$634,107	$617,664	2.7%
Table games win percentage	25.1%	20.3%	4.8	pts
Slot handle	$1,151,240	$1,052,151	9.4%
Slot hold percentage	6.1%	6.3%	(0.2	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the six months ended June 30, 2007, increased $12.1 million as compared to the six months ended June 30, 2006. The increase was attributable primarily to the increase in average daily room rate, offset by fewer room nights available due to our room renovation project. The following table summarizes the results of our room revenue activity:

	Six Months Ended June 30,
	2007	2006	Change

The Venetian
Average daily room rate	$271	$246	10.2%
Occupancy rate	99.8%	99.7%	0.1	pts
Revenue per available room	$271	$245	10.6%

Food and beverage revenues for the six months ended June 30, 2007, increased $16.3 million as compared to the six months ended June 30, 2006. The increase was primarily attributable to food and beverage revenues at the Sands Macao, which increased $9.9 million due to the increased number of visitors.

Convention, retail and other revenues for the six months ended June 30, 2007, increased $10.1 million as compared to the six months ended June 30, 2006. The increase is primarily attributable to $8.4 million of other revenue related to non-refundable deposits and fees related to large group room cancellations and $5.6 million in revenues associated with the “Phantom-The Las Vegas Spectacular” and “Gordie Brown at The Venetian” performances, which began in June 2006 and October 2006, respectively.

Operating Expenses

The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$562,465	$422,586	33.1%
Rooms	43,645	43,748	(0.2)%
Food and beverage	50,526	46,871	7.8%
Convention, retail and other	36,572	32,122	13.9%
Provision for doubtful accounts	20,233	8,310	143.5%
General and administrative	118,671	112,152	5.8%
Corporate expense	43,213	25,205	71.4%
Rental expense	15,005	7,510	99.8%
Pre-opening expense	62,777	6,573	855.1%
Development expense	3,606	17,029	(78.8)%
Depreciation and amortization	66,953	49,433	35.4%
Loss on disposal of assets	239	1,537	(84.5)%

Total operating expenses	$1,023,905	$773,076	32.4%

Operating expenses were $1.02 billion for the six months ended June 30, 2007, an increase of $250.8 million as compared to $773.1 million for the six months ended June 30, 2006. The increase in operating expenses was primarily attributable to higher operating revenues, growth of our operating businesses in Macao and to a lesser extent in Las Vegas, and pre-opening activities as more fully described below.

Casino department expenses for the six months ended June 30, 2007, increased $139.9 million as compared to the six months ended June 30, 2006. Of the $139.9 million increase, $78.6 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. As the Rolling Chip volume increases as a percentage of our total gaming operations, casino margins will decrease due to the commissions paid under the Rolling Chip program. The increase in casino expenses reflects an elevated level of expenses of approximately $23.0 million at the Sands Macao associated with investments in our human resources and our Rolling Chip program. These elevated expenses are driven principally by our preparations for the opening of The Venetian Macao and we expect them to be eliminated from the Sands Macao upon the opening of The Venetian Macao. The remaining increase was primarily attributable to the additional payroll related expenses related to the continued growth of our operations at the Sands Macao.

Food and beverage department expenses for the six months ended June 30, 2007, increased $3.7 million as compared to the six months ended June 30, 2006. Convention, retail and other department expenses for the six months ended June 30, 2007, increased $4.5 million as compared to the six months ended June 30, 2006. These increases are primarily attributable to the increases in their respective departmental revenues as noted above.

The provision for doubtful accounts was $20.2 million for the six months ended June 30, 2007, compared to $8.3 million for the six months ended June 30, 2006, due primarily to a $10.6 million provision for one customer during the three months ended March 31, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the six months ended June 30, 2007, increased $6.5 million as compared to the six months ended June 30, 2006. The increase was attributable to the growth of our businesses in Las Vegas and Macao.

Corporate expense for the six months ended June 30, 2007, increased $18.0 million as compared to the six months ended June 30, 2006. The increase was primarily attributable to a $4.7 million increase in legal fees as well as increases of $8.1 million in payroll related expenses and $3.8 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Rental expense for the six months ended June 30, 2007, increased $7.5 million as compared to the six months ended June 30, 2006. The increase is primarily attributable to the amortization of Singapore’s leasehold interest in land entered into in August 2006 and Macao’s leasehold interest in land entered into in February 2007.

Pre-opening and development expenses were $62.8 million and $3.6 million, respectively, for the six months ended June 30, 2007, compared to $6.6 million and $17.0 million, respectively, for the six months ended June 30, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures that are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2007, were primarily related to The Venetian Macao and other Cotai Strip projects and to the Marina Bay Sands project in Singapore. Also included in pre-opening expenses was a $4.8 million charge recorded during the three months ended June 30, 2007 to account for pre-opening expenses that were previously capitalized on the balance sheet during the years ended December 31, 2005 and 2006, and the three months ended March 31, 2007. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment” for further details. Development expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the six months ended June 30, 2007, were primarily related to our activities in Hengqin Island and Europe. We expect that pre-opening expenses will continue to increase significantly in 2007 with scheduled openings of The Venetian Macao and The Palazzo, and as we progress with our other projects on the Cotai Strip, in Singapore and in Pennsylvania.

Depreciation and amortization expense for the six months ended June 30, 2007, increased $17.5 million as compared to the six months ended June 30, 2006. The increase was primarily the result of capital improvements being placed into service at The Venetian and Sands Macao. Additionally, there was $5.0 million in accelerated depreciation expense during the six months ended June 30, 2007, related to assets at The Venetian being replaced in connection with the room renovation project.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2007	2006
	(In thousands, except for percentages)

Interest cost	$193,808	$74,313
Less: Capitalized interest	(104,787)	(29,213)

Interest expense, net	$89,021	$45,100

Cash paid for interest	$172,210	$69,725
Average total debt balance	$4,981,191	$1,978,690
Weighted average interest rate	7.8%	7.5%

Interest expense, net of amounts capitalized, was $89.0 million for the six months ended June 30, 2007, an increase of $43.9 million as compared to the six months ended June 30, 2006. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility in May 2006 (increased to $3.3 billion in March 2007), the $1.44 billion Singapore bridge facility in August 2006 and the $5.0 billion new senior secured credit facility in May 2007. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $104.8 million of interest during the six months ended June 30, 2007, compared to

$29.2 million of capitalized interest during the six months ended June 30, 2006. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount which is used to determine capitalized interest. We expect that the capitalized interest amount will also continue to increase as The Venetian Macao and The Palazzo projects approach their opening dates later this year and as we increase our construction activities on the Cotai Strip, at the Marina Bay Sands and at Sands Bethworks.

Other Factors Affecting Earnings

Interest income for the six months ended June 30, 2007, was $34.0 million, an increase of $8.8 million as compared to $25.2 million for the six months ended June 30, 2006. The increase was primarily attributable to additional invested cash balances, primarily from our borrowings under the U.S senior secured credit facilities and the Macao credit facility, which have not yet been spent.

Other expense for the six months ended June 30, 2007, was $9.3 million as compared to other income of $0.2 million for the six months ended June 30, 2006. The $9.3 million expense amount was primarily attributable to foreign exchange losses associated with intercompany lending activities in Macao.

The loss on early retirement of debt of $10.7 million for the six months ended June 30, 2007, was due to the refinancing of our U.S senior secured credit facility and the early retirement of the Phase II mall construction loan.

Our effective income tax rate for the six months ended June 30, 2007, was 11.9%. The effective income tax rate for the 2007 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. The effective tax rate was 9.2% for the six months ended June 30, 2006, due to the aforementioned Macao temporary income tax exemption.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Six Months Ended June 30,
	2007	2006
	(In thousands)

Net cash provided by operations	$177,317	$97,181

Investing cash flows:
Capital expenditures	(1,692,049)	(730,475)
Change in restricted cash	(90,469)	(1,034,881)

Net cash used in investing activities	(1,782,518)	(1,765,356)

Financing cash flows:
Repayments of long-term debt	(1,751,627)	(79,607)
Proceeds of long term-debt	4,717,804	1,609,204
Other	(49,998)	(37,244)

Net cash provided by financing activities	2,916,179	1,492,353

Effect of exchange rate on cash	6,059	975

Net increase (decrease) in cash and cash equivalents	$1,317,037	$(174,847)

Cash Flows — Operating Activities

The Venetian’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel rooms businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted primarily on a cash basis. Net cash provided by operating activities for the six months ended June 30, 2007, was $177.3 million, an increase of $80.1 million as compared with $97.2 million for the six months ended June 30, 2006. The main factor contributing to the increase was a significant decrease in prepaid expenses and other assets, primarily due to payments made in 2006 to the Singapore government for deposits on the Marina Bay Sands project, offset by $108.9 million in land premium payments made in 2007 to the Macao government for The Venetian Macao and two other sites on the Cotai Strip (parcels 2 and 3).

Cash Flows — Investing Activities

Capital expenditures for the six months ended June 30, 2007, totaled $1.69 billion, including $78.7 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; $942.6 million for construction and development activities in Macao (including the Sands Macao, The Venetian Macao and other developments on the Cotai Strip); $128.7 million for construction and development activities in Singapore; $467.7 million for construction and development activities at The Palazzo and $74.4 million for corporate and other activities, primarily for the purchase of aircraft.

Restricted cash increased $90.5 million due primarily to additional borrowings in Macao and Singapore which increased their restricted cash balances by $426.3 million and $74.0 million, respectively. This was partially offset by decreases in restricted cash balances at The Venetian, The Palazzo and The Sands Expo Center of $374.7 million, $21.5 million and $18.3 million, respectively, due primarily to the refinancing of the new $5.0 billion senior secured credit facility and construction payments related to The Palazzo.

Cash Flows — Financing Activities

For the six months ended June 30, 2006, net cash flows provided from financing activities were $2.92 billion. The net increase was primarily attributable to the borrowings of $3.0 billion under the new U.S senior secured credit facility, $1.3 billion under the Macao credit facility and $205.4 million under the Singapore credit facility, offset by the payments (net of borrowings) of $1.43 billion for the existing U.S. senior secured credit facility and payments of $166.5 million for the Phase II mall construction loan and $90.9 million for The Sands Expo Center mortgage loan.

Capital and Liquidity

As of June 30, 2007, and December 31, 2006, we held unrestricted cash and cash equivalents of $1.79 billion and $468.1 million, respectively. We expect to fund our operations, capital expenditures at The Venetian, The Sands Expo Center and the Sands Macao (other than the Sands Macao expansion construction) and debt service requirements from existing cash balances, operating cash flows and borrowings under our Las Vegas and Macao revolving credit facilities.

In March 2007, the $2.5 billion Macao credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, the lenders of the Macao credit facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and we exercised our rights under the Macao credit facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded term loan portion by $600.0 million, the revolving credit facility by $200.0 million (from $500.0 million to $700.0 million) and the total credit facility to $3.3 billion. As of June 30, 2007, we had fully drawn $700.0 million under the delayed draw facility, with no amounts outstanding under the revolving credit facility.

In February 2007, we entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that were already owned. In April 2007, we entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. In May 2007, we entered into a $5.0 billion senior secured credit facility and as of June 30, 2007, $2.0 billion remains available under the facility. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt” for details on these financing transactions.

Aggregate Indebtedness and Other Known Contractual Obligations

As of June 30, 2007, the following were material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2006: (i) the $3.0 billion borrowing under the new U.S. senior secured credit facility, (ii) payoffs (net of borrowings) of $1.43 billion on the existing U.S. senior secured credit facility, (iii) payoff of $90.9 million on the Sands Expo Center mortgage loan, (iv) payoff of $114.5 million on the Phase II mall construction loan, (v) additional borrowing of $1.3 billion on the Macao credit facility, (vi) additional borrowing of $206.3 million on the Singapore credit facility, (vii) borrowings of $91.3 million on the airplane financings, (viii) borrowings of $6.2 million of other debt and (ix) being awarded the Macao land concession. The following table reflects the impact of the foregoing:

	Payments Due by Period Ending June 30, 2007(11)
	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(In thousands)

New senior secured credit facility — term B(1)	$30,000	$60,000	$60,000	$2,850,000	$3,000,000
Senior secured credit facility(2)	(2,925)	(283,528)	(1,143,675)	—	(1,430,128)
The Sands Expo Center mortgage loan(3)	(90,868)	—	—	—	(90,868)
Macao credit facility(4)	—	26,000	698,000	576,000	1,300,000
Singapore credit facility(5)	—	206,317	—	—	206,317
Airplane financings(6)	3,688	7,375	7,375	72,890	91,328
Phase II mall construction loan(7)	(114,500)	—	—	—	(114,500)
Other debt(8)	6,173	—	—	—	6,173
Macao subsidiary land lease(9)	155,208	35,864	20,825	57,853	269,750
Variable interest payments(10)	217,686	433,315	524,524	438,697	1,614,222

Total	$204,462	$485,343	$167,049	$3,995,440	$4,852,294

(1)	Amount represents the $3.0 billion funded term loan which is part of the new $5.0 billion senior secured credit facility entered into on May 23, 2007. The $3.0 billion term loan matures on May 23, 2014, and is subject to quarterly amortization of $7.5 million and a balloon payment of the remaining balance due on May 23, 2014.

(2)	Amount represents the payoff during 2007 of the outstanding $1.43 billion on the existing senior secured credit facility.

(3)	Amount represents the payoff during 2007 of the outstanding $90.9 million on The Sands Expo Center mortgage loan.

(4)	Amount represents the additional $1.3 billion borrowed during 2007 under the Term B Delayed Draw Facility and the Term B accordion. The Macao Term B Delayed Draw Facility matures on May 25, 2013, and is subject to nominal amortization for the first five years with the remainder of the loan payable in four equal installments in the last year immediately preceding its maturity date. The Macao Term B accordion matures on May 25, 2013, and is subject to nominal amortization for the first five years with the remainder of the loan payable in three equal installments in the last year immediately preceding its maturity date.

(5)	Amount represents the additional $206.3 million outstanding at June 30, 2007. The Singapore credit facility matures on August 22, 2008, and has no interim amortization.

(6)	Amount represents the airplane financings borrowed during 2007, which mature in March 2017.

(7)	Amount represents the payoff during 2007 of the outstanding $114.5 million on the Phase II mall construction loan.

(8)	Amount represents the other debt borrowed during 2007, which matures on March 28, 2008.

(9)	In February 2007, we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the parcels on which we are building The Venetian Macao and the Four Seasons hotel. Each parcel’s share of the remaining land premium balance will either be due upon completion of the corresponding resort or be payable through seven semi-annual payments to be made over a four year period and bearing interest at 5%, whichever comes first. The total remaining payment obligation under this lease was $269.8 million as of June 30, 2007.

(10)	Amount represents the incremental increase in estimated variable interest payments based on the changes in long-term debt obligations noted above. Based on June 30, 2007, LIBOR rates of 5.4% plus the applicable interest rate spread in accordance with the respective debt agreements.

(11)	We adopted the provisions of FIN No. 48 on January 1, 2007, and as of June 30, 2007, had a $12.0 million liability related to unrecognized tax benefits.

Restrictions on Distributions

We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. The debt instruments of Las Vegas Sands, LLC contain significant restrictions on the payment of dividends and distributions to us by Las Vegas Sands, LLC. In particular, the $5.0 billion U.S. senior secured credit facility prohibits Las Vegas Sands, LLC from paying dividends or making distributions to us, or investing in us, with limited exceptions. Las Vegas Sands, LLC may make certain distributions to us to cover taxes, certain reasonable and customary operating costs and interest on certain pieces of indebtedness. In addition, Las Vegas Sands, LLC may make distributions to us in any amount up to $250.0 million to make certain investments that are otherwise permitted by the $5.0 billion senior secured credit facility.

The debt instruments of our subsidiaries, including the Macao credit facility for the construction of The Venetian Macao, contain certain restrictions that, among other things, limit the ability of certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in the $5.0 billion U.S. senior secured credit facility and the Macao credit facility include a minimum interest coverage ratio and a maximum leverage ratio. Financial covenants that solely pertain to the Macao credit facility include maximum capital expenditure limitations and minimum consolidated adjusted EBITDA requirements.

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

To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank groups providing our credit facilities, which management believes further minimizes the risk of nonperformance.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2007, LIBOR rates plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending June 30:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Short-term debt
Variable rate	$43.6	$—	$—	$—	$—	$—	$43.6	$43.6
Average interest rate(2)	6.9%	—	—	—	—	—	6.9%	6.9%
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$238.1
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	7.2%
Variable rate	$—	$1,215.9	$91.2	$129.3	$730.7	$4,650.9	$6,818.0	$6,818.0
Average interest rate(2)	—	4.2%	7.2%	7.1%	7.6%	6.9%	6.5%	6.5%
ASSETS
Cap Agreement(3)	$—	$—	$—	$0.3	$—	$—	$0.3	$0.3

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

(3)	As of June 30, 2007, we have six interest rate cap agreements with a fair value of $0.3 million based on a quoted market value from the institution holding the agreements.

Borrowings under the $5.0 billion U.S. senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility bears interest at the alternative base rate plus 0.5% per annum or at the adjusted Eurodollar rate plus 1.5% per annum and the term loans bear interest at the alternative base rate plus 0.75% per annum or at the adjusted Eurodollar rate plus 1.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore credit facility bear interest at the Singapore SWAP Offer

Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding and a spread of 1.6% per annum during the second twelve months that amounts are outstanding. $72.0 million and $20.3 million of the borrowings under the airplane financings bear interest at LIBOR plus 1.5% and 1.25% per annum, respectively.

Foreign currency transaction losses for the six months ended June 30, 2007 were $7.8 million in relation to activity associated with our Macao and Singapore subsidiaries. We may be vulnerable to changes in U.S. dollar/pataca and U.S. dollar/Singapore dollar exchange rates. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2007, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A —	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 7, 2007. At the annual meeting, votes were taken for: (1) the election of directors and (2) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

The Company’s stockholders elected Sheldon G. Adelson, Irwin Chafetz and James L. Purcell to serve on the Board of Directors as Class III directors for three-year terms, which will expire in 2010. The service of Charles D. Forman and Irwin A. Siegel as Class I directors and Michael A. Leven, Andrew R. Heyer and William P. Weidner as Class II directors continued after the meeting. Stockholders also ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

The following tables provide details regarding the number of votes cast by the Company’s stockholders with respect to each of the matters indicated above.

Election of directors:

Nominees for Director	Votes For	Votes Withheld

Sheldon G. Adelson	269,390,336	31,601,476
Irwin Chafetz	269,704,056	31,287,756
James L. Purcell	295,604,986	5,386,826

Ratification of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Abstentions	Broker Non-Votes

300,894,044	57,003	40,767	0

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

4.1	Second Supplemental Indenture, dated as of May 23, 2007, among Interface Group -Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, LLC, as Guaranteeing Subsidiaries, Las Vegas Sands Corp., the other Guarantors (as defined in the Indenture) and U.S. Bank National Association, as trustee.
10.1	Amended and Restated Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp.
10.2	Aircraft Time Sharing Agreement dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp.
10.3	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as Guarantors, the Lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JPMorgan Chase Bank, as documentation agent.
10.4	Consent, Limited Waiver and First Amendment to FF&E Credit Facility Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, Venetian Casino Resort, LLC, General Electric Capital Corporation, as Administrative Agent for Lenders, and the Lenders signatory thereto.
10.5	Security Agreement, dated as of May 23, 2007, between each of the parties named as a Grantor therein and The Bank of Nova Scotia, as collateral agent for the Secured Parties (as defined therein).
10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.9	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.10	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

August 7, 2007

By:	/s/ Robert P. Rozek
Robert P. Rozek
Senior Vice President and
Chief Financial Officer

August 9, 2007

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

.
4.1	Second Supplemental Indenture, dated as of May 23, 2007, among Interface Group -Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, LLC, as Guaranteeing Subsidiaries, Las Vegas Sands Corp., the other Guarantors (as defined in the Indenture) and U.S. Bank National Association, as trustee.
10.1	Amended and Restated Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp.
10.2	Aircraft Time Sharing Agreement dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp.
10.3	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as Guarantors, the Lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JPMorgan Chase Bank, as documentation agent.
10.4	Consent, Limited Waiver and First Amendment to FF&E Credit Facility Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, Venetian Casino Resort, LLC, General Electric Capital Corporation, as Administrative Agent for Lenders, and the Lenders signatory thereto.
10.5	Security Agreement, dated as of May 23, 2007, between each of the parties named as a Grantor therein and The Bank of Nova Scotia, as collateral agent for the Secured Parties (as defined therein).
10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.9	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
10.10	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as Trustor, to First American Title Insurance Company, as Trustee, for the benefit of The Bank of Nova Scotia, in its capacity as Collateral Agent, as Beneficiary.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.