Form 10-Q
period 2007-09-30
LAS VEGAS SANDS CORP
filed 2007-11-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2007.

LAS VEGAS SANDS CORP.

Class	Outstanding at October 31, 2007

Common Stock ($0.001 par value)	355,148,604 shares

LAS VEGAS SANDS CORP.

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,679,647	$468,066
Restricted cash	262,802	398,762
Accounts receivable, net	152,307	173,683
Inventories	15,914	12,291
Deferred income taxes	22,872	15,688
Prepaid expenses and other	69,054	25,067

Total current assets	2,202,596	1,093,557
Property and equipment, net	7,656,712	4,582,325
Deferred financing costs, net	113,407	70,381
Restricted cash	—	555,132
Deferred income taxes	7,253	—
Leasehold interest in land, net	1,030,550	801,195
Other assets, net	119,034	23,868

Total assets	$11,129,552	$7,126,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,118	$51,038
Construction payables	722,338	329,375
Accrued interest payable	8,694	8,496
Other accrued liabilities	646,733	318,901
Income taxes payable	—	20,352
Current maturities of long-term debt	1,329,829	6,486

Total current liabilities	2,775,712	734,648
Other long-term liabilities	23,529	10,742
Deferred income taxes	—	324
Deferred gain on sale of The Grand Canal Shops	62,066	64,665
Deferred rent from The Grand Canal Shops transaction	103,853	104,773
Long-term debt	5,961,369	4,136,152

Total liabilities	8,926,529	5,051,304

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 355,142,369 and 354,492,452 shares issued and outstanding	355	354
Capital in excess of par value	1,045,490	990,429
Accumulated other comprehensive loss	(473)	(580)
Retained earnings	1,157,651	1,084,951

Total stockholders’ equity	2,203,023	2,075,154

Total liabilities and stockholders’ equity	$11,129,552	$7,126,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)

Revenues:
Casino	$508,522	$424,986	$1,433,135	$1,178,830
Rooms	96,718	81,651	289,588	262,443
Food and beverage	50,032	42,394	162,129	138,233
Convention, retail and other	39,058	29,908	113,397	94,189

	694,330	578,939	1,998,249	1,673,695
Less-promotional allowances	(33,380)	(25,711)	(96,155)	(73,096)

Net revenues	660,950	553,228	1,902,094	1,600,599

Operating expenses:
Casino	341,975	232,962	904,440	655,548
Rooms	23,574	21,638	67,219	65,386
Food and beverage	28,485	20,538	79,011	67,409
Convention, retail and other	22,939	16,159	59,511	48,281
Provision for doubtful accounts	4,283	3,693	24,516	12,003
General and administrative	80,244	58,045	198,915	170,197
Corporate expense	23,444	15,654	66,657	40,859
Rental expense	8,136	3,383	23,141	10,893
Pre-opening expense	90,447	14,584	153,224	21,157
Development expense	3,621	5,968	7,227	22,997
Depreciation and amortization	54,309	26,743	121,262	76,176
Loss on disposal of assets	287	383	526	1,920

	681,744	419,750	1,705,649	1,192,826

Operating income (loss)	(20,794)	133,478	196,445	407,773
Other income (expense):
Interest income	26,890	21,029	60,906	46,261
Interest expense, net of amounts capitalized	(72,607)	(45,343)	(161,628)	(90,443)
Other income (expense)	17,052	(680)	7,715	(530)
Loss on early retirement of debt	—	—	(10,705)	—

Income (loss) before income taxes	(49,459)	108,484	92,733	363,061
Benefit (provision) for income taxes	952	(11,233)	(15,928)	(34,698)

Net income (loss)	$(48,507)	$97,251	$76,805	$328,363

Basic earnings (loss) per share	$(0.14)	$0.27	$0.22	$0.93

Diluted earnings (loss) per share	$(0.14)	$0.27	$0.22	$0.92

Weighted average shares outstanding:
Basic	354,856,121	354,296,742	354,716,730	354,250,901

Diluted	354,856,121	355,220,167	357,094,808	355,006,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$76,805	$328,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	121,262	76,176
Amortization of leasehold interest in land included in rental expense	16,117	—
Amortization of deferred financing costs and original issue discount	18,913	8,489
Amortization of deferred gain and rent	(3,519)	(3,517)
Loss on early retirement of debt	10,705	—
Loss on disposal of assets	526	1,920
Stock-based compensation expense	22,814	10,183
Provision for doubtful accounts	24,516	12,003
Foreign exchange gain	(9,960)	—
Excess tax benefits from stock-based compensation	(5,865)	(888)
Deferred income taxes	(14,761)	8,751
Changes in operating assets and liabilities:
Accounts receivable	(3,140)	(29,354)
Inventories	(3,623)	(1,696)
Prepaid expenses and other	(97,908)	(19,375)
Leasehold interest in land	(208,604)	(810,813)
Accounts payable	17,080	9,277
Accrued interest payable	198	(2,716)
Other accrued liabilities	271,979	42,362
Income taxes payable	(14,292)	—

Net cash provided by (used in) operating activities	219,243	(370,835)

Cash flows from investing activities:
Change in restricted cash	694,682	(652,073)
Capital expenditures	(2,722,067)	(1,286,892)
Acquisition of gaming license included in other assets	(50,000)	—

Net cash used in investing activities	(2,077,385)	(1,938,965)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,862	3,863
Excess tax benefits from stock-based compensation	5,865	888
Proceeds from Macao credit facility	1,300,000	1,350,000
Proceeds from Singapore credit facility	332,002	866,203
Proceeds from new senior secured credit facility-term B	3,000,000	—
Proceeds from senior secured credit facility-revolver	62,000	254,129
Proceeds from airplane financings	92,250	—
Proceeds from Phase II mall construction loan	52,000	51,000
Proceeds from FF&E credit facility and other long-term debt	37,249	—
Repayments on senior secured credit facility-term B and term B delayed	(1,170,000)	—
Repayments on senior secured credit facility-revolver	(322,128)	(25,000)
Repayments on Phase II mall construction loan	(166,500)	—
Repayments on The Sands Expo Center mortgage loan	(90,868)	(3,650)
Repayments on new senior secured credit facility-term B	(7,500)	—
Repayments on FF&E credit facility and other long-term debt	(7,349)	(2,333)
Repayments on airplane financings	(1,844)	—
Repayments on Macao credit facility	—	(50,000)
Repayments on Venetian Intermediate credit facility	—	(50,000)
Payments of deferred financing costs	(72,178)	(49,389)

Net cash provided by financing activities	3,066,861	2,345,711

Effect of exchange rate on cash	2,862	952

Increase in cash and cash equivalents	1,211,581	36,863
Cash and cash equivalents at beginning of period	468,066	456,846

Cash and cash equivalents at end of period	$1,679,647	$493,709

Supplemental disclosure of cash flow information:
Cash payments for interest	$311,516	$141,614

Cash payments for taxes	$60,000	$28,000

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$722,338	$277,975

Property and equipment asset acquisitions included in other accrued liabilities	$62,313	$—

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

The Company also owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, which opened in May 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theater and other high-end amenities. In addition, the completion of the hotel tower in September 2007 increased the number of suites from 51 to 289.

On August 28, 2007, the Company opened The Venetian Macao Resort Hotel (“The Venetian Macao”) on the Cotai Striptm, a master-planned development of resort properties (the “Cotai Strip”), in Macao, China. With a theme similar to that of The Venetian in Las Vegas, The Venetian Macao includes a hotel with over 2,900 suites; a casino floor of approximately 550,000 square feet; a 15,000-seat arena; retail space of approximately 1.0 million square feet; and a convention center complex of approximately 1.2 million square feet.

United States Development Projects

The Company is currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo will consist of an all-suites, 50-floor luxury hotel tower with 3,066 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 400,000 net leasable square feet (the “Phase II mall”), which the Company has contracted to sell to a third party. The Palazzo is expected to open on December 20, 2007. The Company is also constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in fall 2009.

In addition, the Company is in the process of developing a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The 126-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 5,000 slot machines, a 50,000 square foot multipurpose event center and a variety of dining options. In July 2007, the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania and was issued its Pennsylvania gaming license by the Pennsylvania Gaming Control Board in August 2007.

Macao Development Projects

The Company has submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities, as well as public common areas.

In February 2007, the Company entered into a land concession agreement with the Macao government pursuant to which the Company was awarded a concession by lease for parcels referred to as 1, 2 and 3 on the Cotai Strip, including the site on which The Venetian Macao was built (parcel 1) and the site on which the Company is building a Four Seasons hotel (“The Four Seasons Macao” located on parcel 2). The Company has made an initial premium payment of 853.0 million patacas (approximately $106.7 million at exchange rates in effect on September 30, 2007) towards the aggregate land premium for parcels 1, 2 and 3 of 2.59 billion patacas (approximately $323.9 million at exchange rates in effect on September 30, 2007). Additionally, the Company received a credit in the amount of 193.4 million patacas (approximately $24.2 million at exchange rates in effect on September 30, 2007) towards the aggregate land premium related to reclamation work and other works done on the land and the installation costs of an electrical substation. On April 18, 2007, the land concession became effective when it was published in Macao’s Official Gazette. In July 2007, the Company paid 816.9 million patacas (approximately $102.2 million at exchange rates in effect on September 30, 2007) for the balance of the land premium payment due on parcel 1. The Company is required to make land premium payments on the remaining parcels 2 and 3, and annual rent payments relating to all three parcels in the amounts and at the times specified in the land concession. Each parcel’s share of the remaining land premium balance will either be due upon the completion of the corresponding resort or be payable through seven equal semi-annual payments, bearing interest at 5% per annum, to be made over a four year period, whichever comes first. The Company has commenced construction on its other Cotai Strip properties on land for which it has not yet been granted land concessions. If the Company does not obtain land concessions it could lose all or a substantial part of its $475.1 million in capitalized construction costs as of September 30, 2007, related to these other Cotai Strip properties.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. The Company has interfaced with this committee and is working actively with the committee as it continues to advance its plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd., entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore, which is expected to open in late 2009. The Marina Bay Sands will be a large integrated resort that is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an art/science museum.

Other Development Projects

The Company is currently exploring the possibility of developing and operating integrated resorts in additional Asian, U.S. and European jurisdictions.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which provides guidance for the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 requires entities to assess the likelihood that uncertain tax positions will be accepted by the applicable taxing authority and then measure the amount of benefit to be recognized for these purposes which are considered greater than 50% likely to be sustained. The Company adopted FIN No. 48 as of January 1, 2007, and recorded a reduction to opening retained earnings of $4.1 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of this standard; however, it does not expect the adoption of SFAS No. 157 will have a material effect on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company is still evaluating the impact of this standard; however, it does not expect the adoption of SFAS No. 159 will have a material effect on its financial condition, results of operations or cash flows.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Changes in stockholders’ equity for the nine months ended September 30, 2007, were as follows (in thousands):

Balance at December 31, 2006	$2,075,154
Net income	76,805
Stock-based compensation	25,140
Proceeds from exercise of stock options	23,862
Tax benefit from exercise of stock options	6,060
Change in accumulated other comprehensive loss	107
Cumulative effect from adoption of FIN No. 48	(4,105)

Balance at September 30, 2007	$2,203,023

At September 30, 2007, and December 31, 2006, the accumulated other comprehensive loss balance consisted solely of foreign currency translation adjustments. For the three and nine months ended September 30, 2007, comprehensive income (loss) amounted to ($43.7) million and $76.9 million, respectively. For the three and nine months ended September 30, 2006, comprehensive income amounted to $95.2 million and $325.4 million, respectively.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	354,856,121	354,296,742	354,716,730	354,250,901
Potential dilution from stock options and restricted stock	—	923,425	2,378,078	755,733

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings (loss) per share)	354,856,121	355,220,167	357,094,808	355,006,634

Antidilutive stock options and restricted stock excluded from calculation of diluted earnings (loss) per share	6,974,935	441,449	965,900	520,949

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Land and land improvements	$326,591	$207,144
Building and improvements	3,528,856	1,622,783
Equipment, furniture, fixtures and leasehold improvements	1,035,736	528,882
Construction in progress	3,355,634	2,694,180

	8,246,817	5,052,989
Less: accumulated depreciation and amortization	(590,105)	(470,664)

	$7,656,712	$4,582,325

Construction in progress consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Sands Macao	$6,872	$17,443
The Venetian Macao	340,292	1,474,312
The Four Seasons Macao	220,786	70,310
Other Macao Development Projects (Principally Cotai Strip Parcels 5 and 6)	551,798	130,355
Marina Bay Sands	371,351	30,511
The Palazzo and Phase II Mall	1,774,590	916,302
Other	89,945	54,947

	$3,355,634	$2,694,180

As of September 30, 2007, portions of The Venetian Macao were under construction and are scheduled to be completed later this year and during 2008. The $89.9 million in other CIP consists primarily of airplane-related purchases at corporate and construction costs incurred at Sands Bethworks.

During the three and nine months ended September 30, 2007, and the three and nine months ended September 30, 2006, the Company capitalized interest expense of $64.2 million, $169.0 million, $28.4 million and $57.7 million, respectively.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Corporate and U.S. Related:
New Senior Secured Credit Facility — Term B	$2,992,500	$—
Senior Secured Credit Facility — Term B and Term B Delayed Draw	—	1,170,000
Senior Secured Credit Facility — Revolving Facility	—	260,128
6.375% Senior Notes	248,324	248,153
Airplane Financings	90,406	—
FF&E Credit Facility — Term Funded	—	7,395
FF&E Credit Facility — Term Delayed Draw	61,416	37,582
Other	7,305	—
The Sands Expo Center Mortgage Loan	—	90,868
Phase II Mall Construction Loan	—	114,500
Macao Related:
Macao Credit Facility — Term B and Local Term	1,900,000	1,300,000
Macao Credit Facility — Term B Delayed	700,000	—
Other	6,261	—
Singapore Related:
Singapore Credit Facility — Term Loan	574,806	393,510
Singapore Credit Facility — Floating Rate Notes	710,180	520,502

	7,291,198	4,142,638
Less: current maturities	(1,329,829)	(6,486)

Total long-term debt	$5,961,369	$4,136,152

The Company is currently working to obtain long-term financing to fund the construction of Marina Bay Sands and refinance the Singapore credit facilities, which mature in August 2008. The Company expects to obtain the long-term financing in 2007; however, there is no assurance the Company will be able to obtain the additional long-term financing or to obtain the financing on terms agreeable to the Company. If the Company is unable to complete the financing, it has the ability to use borrowings under its new senior secured credit facility (as defined below) to continue to fund its Singapore construction activities for a period of time and repay the outstanding balance. As no agreement has been signed, the $1.28 billion outstanding balance on the Singapore credit facilities has been classified as current as of September 30, 2007, resulting in a $573.1 million deficit in working capital.

In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that were already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month LIBOR plus 1.5% per annum (7.13% as of September 30, 2007). The amortizing notes, totaling $28.8 million, are subject to quarterly principal and interest payments which began June 1, 2007. The balloon notes, totaling $43.2 million, are subject to quarterly interest payments which began June 1, 2007, with the principal payments due in full on March 1, 2017. At September 30, 2007, the book value of the aircraft collateralizing the notes was $65.9 million.

In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (6.45% as of September 30, 2007). The $8.1 million amortizing note is subject to quarterly principal and interest payments which began June 30, 2007. The $12.2 million balloon note is subject to quarterly interest payments which began June 30, 2007, with the principal payment due in full on March 31, 2017. At September 30, 2007, the book value of the aircraft collateralizing the notes was $21.4 million.

In March 2007, the $2.5 billion Macao credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, the lenders of the Macao credit facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and the Company exercised its rights under the Macao credit facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded term loan portion by $600.0 million, the revolving credit facility by $200.0 million, and the total credit facility to $3.3 billion. As of September 30, 2007, the Company had fully drawn $700.0 million under the delayed draw facility, with no amounts outstanding under the revolving credit facility.

In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “New Senior Secured Credit Facility”), which consists of a $3.0 billion funded term loan (the “Term B Facility”), a $600.0 million delayed draw term loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility (the “Revolving Facility”). A portion of the proceeds of the Term B Facility was used to refinance the existing U.S. credit facility, repay the Phase II mall construction loan and The Sands Expo Center mortgage loan, pay for certain construction and development related expenses incurred in connection with The Palazzo, and for fees and expenses related to the New Senior Secured Credit Facility.

The Term B Facility and the Delayed Draw I Facility mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $7.5 million, which began in September 2007, followed by a balloon payment of $2.80 billion due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $1.5 million, which begin on September 30, 2008, followed by a balloon payment of $565.5 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $1.0 million, which begin on March 31, 2009, followed by a balloon payment of $383.0 million due on May 23, 2013. The Revolving Facility matures on May 23, 2012, and has no interim amortization. As of September 30, 2007, no amounts are outstanding under the Revolving Facility and no amounts have been drawn under the delayed draw facilities.

The New Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the New Senior Secured Credit Facility and the guarantees of the Guarantors are collateralized by a first-priority security interest in substantially all of Las Vegas Sands, LLC (“LVSLLC”), and the Guarantors’ assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.

Borrowings under the New Senior Secured Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The initial credit spread is 0.5% per annum for the Revolving Facility accruing interest at a base rate, 0.75% per annum for term loans accruing interest at a base rate, 1.5% per annum for the Revolving Facility accruing interest at an adjusted Eurodollar rate, and 1.75% per annum for term loans accruing interest at an adjusted Eurodollar rate (6.95% as of September 30, 2007). These spreads will be reduced by 0.25% if the Company’s “corporate rating” (as defined in the New Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group, subject to certain additional conditions. The spread for the Revolving Facility will be further reduced by 0.25% if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions.

The Company will pay a commitment fee of 0.375% per annum on the undrawn amounts under the Revolving Facility, which will be reduced by 0.125% if certain ratings are achieved, subject to certain additional conditions.

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

In August 2007, the Company amended its FF&E term delayed draw credit facility, which increased the facility to $167.0 million. Borrowings under the facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or a base rate plus a credit spread (7.2% as of September 30, 2007). The initial spread is 2.0% per annum for loans accruing interest at the Eurodollar rate and 1.0% per annum for loans accruing interest at the base rate. The spreads may be reduced by 0.25% under certain circumstances and the Company is required to pay a commitment fee equal to 0.5% per annum on the undrawn amounts under the facility.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes on the statement of operations. At January 1, 2007, the date of adoption, and at September 30, 2007, the Company did not accrue any significant interest or penalties. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity is as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands, except weighted average grant date fair values):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Compensation expense:
Stock options	$9,139	$4,186	$21,117	$9,239
Restricted shares	683	273	1,697	944

	$9,822	$4,459	$22,814	$10,183

Compensation cost capitalized as part of property and equipment	$1,045	$437	$2,326	$1,312

Stock options granted	193	88	3,102	2,705

Weighted average grant date fair value	$38.88	$24.36	$31.67	$19.11

Restricted shares granted	—	—	51	78

Weighted average grant date fair value	$—	$—	$86.56	$44.00

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average volatility	30.17%	30.44%	30.67%	31.39%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free rate	4.75%	4.76%	4.53%	4.53%
Expected dividends	—	—	—	—

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), another wholly-owned subsidiary of the Company, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claimed in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million plus interest, costs and attorney’s fees (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. Lido and Malcolm then entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. On April 11, 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice on October 23, 2007, with a conforming written order to be issued. This matter remains in discovery. Based upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. Lido intends to defend itself against the claims pending in the State Court Case.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Relating to Macao Casino

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp. (“LVSC”), Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is currently set for trial in February 2008. Based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of an unfavorable outcome in this matter is remote. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau SAR gaming subconcession as well as other related claims. In April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has begun in this action. Upon the advice of legal counsel, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), VCR, Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture, and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macao gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the Court granted defendants’ motion to dismiss the Complaint against all defendants without prejudice. The plaintiffs in the case filed a notice of appeal of the decision of the Court on September 10, 2007. Based upon the advice of legal counsel, management has determined that based on proceedings to date, the probability of an unfavorable outcome in this matter is remote. The Company intends to defend this matter vigorously.

Singapore Development Project

On August 23, 2006, the Company’s subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into the Development Agreement, which requires it to construct and operate the Marina Bay Sands in accordance with its proposal for this integrated resort and in accordance with the agreement. Although construction has started, MBS is continuing to work with the Singapore Tourism Board to finalize various aspects of the integrated resort and is in the process of revising its cost estimates for the project. The cost to develop and construct the Marina Bay Sands is expected to be in excess of the previously disclosed $3.6 billion, which is inclusive of $811.7 million paid in 2006 for the land premium, taxes and other fees. In August 2006, MBS entered into the Singapore credit facility to satisfy near-term development costs and to satisfy some of its obligations under the Development Agreement. MBS is currently working to obtain long-term financing.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	SEGMENT INFORMATION

The Company reviews the results of operations based on the following geographic segments: (1) Las Vegas, which includes The Venetian, The Sands Expo Center and The Palazzo (currently under construction), (2) Macao, which includes the Sands Macao, The Venetian Macao (which opened on August 28, 2007), The Four Seasons Macao (currently under construction) and other development projects on the Cotai Strip, and (3) Singapore, which includes the Marina Bay Sands (currently under construction). The Company’s segment information is as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Revenues
Las Vegas	$212,103	$214,042	$725,459	$669,344
Macao:
Sands Macao	298,756	339,186	1,026,544	931,255
The Venetian Macao	150,091	—	150,091	—

Total net revenues	$660,950	$553,228	$1,902,094	$1,600,599

Adjusted EBITDAR(1)
Las Vegas	$60,183	$75,129	$255,506	$239,387
Macao:
Sands Macao	77,574	127,431	296,463	347,785
The Venetian Macao	26,520	—	26,520	—

Total adjusted EBITDAR	164,277	202,560	578,489	587,172

Other Operating Costs and Expenses
Corporate expense	(23,444)	(15,654)	(66,657)	(40,859)
Rental expense	(8,136)	(3,383)	(23,141)	(10,893)
Stock-based compensation expense	(4,827)	(2,367)	(10,007)	(5,397)
Depreciation and amortization	(54,309)	(26,743)	(121,262)	(76,176)
Loss on disposal of assets	(287)	(383)	(526)	(1,920)
Pre-opening expense	(90,447)	(14,584)	(153,224)	(21,157)
Development expense	(3,621)	(5,968)	(7,227)	(22,997)

Operating income (loss)	(20,794)	133,478	196,445	407,773
Other Non-Operating Costs and Expenses
Interest income	26,890	21,029	60,906	46,261
Interest expense, net of amounts capitalized	(72,607)	(45,343)	(161,628)	(90,443)
Other income (expense)	17,052	(680)	7,715	(530)
Loss on early retirement of debt	—	—	(10,705)	—
Benefit (provision) for income taxes	952	(11,233)	(15,928)	(34,698)

Net income (loss)	$(48,507)	$97,251	$76,805	$328,363

(1)	Adjusted EBITDAR is earnings before interest, income taxes, loss on early retirement of debt, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on disposal of assets, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2007	2006

Capital Expenditures
Las Vegas Sands Corp. and Other	$96,161	$41,851
Las Vegas:
The Venetian	121,209	80,027
The Palazzo	784,228	345,903
Macao:
Sands Macao	86,503	74,983
The Venetian Macao and The Four Seasons Macao	1,011,684	699,834
Other Development Projects (Principally Cotai Strip Parcels 5 and 6)	403,349	35,867
Singapore	218,933	8,427

Total capital expenditures	$2,722,067	$1,286,892

	September 30,	December 31,
	2007	2006

Total Assets
Las Vegas Sands Corp. and Other	$399,177	$209,701
Las Vegas:
The Venetian	2,521,176	1,991,566
The Palazzo	2,105,591	1,179,157
Macao:
Sands Macao	584,784	537,990
The Venetian Macao and The Four Seasons Macao	3,442,401	2,138,535
Other Development Projects (Principally Cotai Strip Parcels 5 and 6)	757,891	170,441
Singapore	1,318,532	899,068

Total consolidated assets	$11,129,552	$7,126,458

NOTE 9 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the 6.375% Senior Notes due 2015 issued by LVSC on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC and Lido Casino Resort, LLC, which was merged into VCR in March 2007 (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis. In conjunction with entering into the New Senior Secured Credit Facility, LVSC, the Guarantor Subsidiaries and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were included as guarantors: Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, and Phase II Mall Subsidiary, LLC. As a result of the change in Guarantor Subsidiaries and non-guarantor subsidiaries, the Company has reclassified prior periods to conform to the current presentation as these are all entities under common control.

The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries as of September 30, 2007, and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006, is as follows (in thousands).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$131,411	$1,029,561	$518,675	$—	$1,679,647
Restricted cash	—	7,255	255,547	—	262,802
Intercompany receivable	141,404	56,188	—	(197,592)	—
Accounts receivable, net	2,127	102,066	48,114	—	152,307
Inventories	—	10,463	5,451	—	15,914
Deferred income taxes	706	22,110	—	56	22,872
Prepaid expenses and other	22,719	21,499	24,860	(24)	69,054

Total current assets	298,367	1,249,142	852,647	(197,560)	2,202,596
Property and equipment, net	157,185	3,366,948	4,132,579	—	7,656,712
Investment in subsidiaries	2,033,948	898,335	—	(2,932,283)	—
Intercompany notes receivable	73,378	54,633	—	(128,011)	—
Deferred financing costs, net	1,607	61,348	50,452	—	113,407
Deferred income taxes	2,647	4,597	9	—	7,253
Leasehold interest in land, net	—	—	1,030,550	—	1,030,550
Other assets, net	128	64,790	54,116	—	119,034

Total assets	$2,567,260	$5,699,793	$6,120,353	$(3,257,854)	$11,129,552

Accounts payable	$2,721	$34,468	$30,929	$—	$68,118
Construction payables	—	155,540	566,798	—	722,338
Intercompany payables	—	87,888	109,704	(197,592)	—
Accrued interest payable	2,394	1,863	4,437	—	8,694
Other accrued liabilities	7,221	158,788	480,748	(24)	646,733
Deferred income taxes	—	—	(56)	56	—
Current maturities of long-term debt	3,688	33,071	1,293,070	—	1,329,829

Total current liabilities	16,024	471,618	2,485,630	(197,560)	2,775,712
Other long-term liabilities	13,171	173,382	2,895	—	189,448
Intercompany notes payable	—	—	128,011	(128,011)	—
Long-term debt	335,042	3,020,845	2,605,482	—	5,961,369

Total liabilities	364,237	3,665,845	5,222,018	(325,571)	8,926,529

Stockholders’ equity	2,203,023	2,033,948	898,335	(2,932,283)	2,203,023

Total liabilities and stockholders’ equity	$2,567,260	$5,699,793	$6,120,353	$(3,257,854)	$11,129,552

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$83,094	$425,428	$—	$508,522
Rooms	—	83,027	13,691	—	96,718
Food and beverage	—	27,300	22,915	(183)	50,032
Convention, retail and other	12,924	28,309	11,300	(13,475)	39,058

	12,924	221,730	473,334	(13,658)	694,330
Less-promotional allowances	(211)	(18,674)	(14,495)	—	(33,380)

Net revenues	12,713	203,056	458,839	(13,658)	660,950

Operating expenses:
Casino	—	46,487	295,625	(137)	341,975
Rooms	—	20,524	3,050	—	23,574
Food and beverage	—	15,129	13,908	(552)	28,485
Convention, retail and other	—	15,180	7,759	—	22,939
Provision for doubtful accounts	—	3,298	985	—	4,283
General and administrative	—	58,070	35,143	(12,969)	80,244
Corporate expense	23,225	82	137	—	23,444
Rental expense	—	1,881	6,255	—	8,136
Pre-opening expense	2,272	5,063	83,112	—	90,447
Development expense	2,731	—	890	—	3,621
Depreciation and amortization	1,894	25,238	27,177	—	54,309
Gain (loss) on disposal of assets	—	(32)	319	—	287

	30,122	190,920	474,360	(13,658)	681,744

Operating income (loss)	(17,409)	12,136	(15,521)	—	(20,794)
Other income (expense):
Interest income	2,602	17,137	8,949	(1,798)	26,890
Interest expense, net of amounts capitalized	(5,730)	(37,368)	(31,307)	1,798	(72,607)
Other income (expense)	—	(601)	17,653	—	17,052
Loss from equity investment in subsidiaries	(24,751)	(19,631)	—	44,382	—

Loss before income taxes	(45,288)	(28,327)	(20,226)	44,382	(49,459)
(Benefit) provision for income taxes	(3,219)	3,576	595	—	952

Net loss	$(48,507)	$(24,751)	$(19,631)	$44,382	$(48,507)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$89,343	$335,643	$—	$424,986
Rooms	—	80,053	1,598	—	81,651
Food and beverage	—	29,320	13,155	(81)	42,394
Convention, retail and other	8,974	29,201	981	(9,248)	29,908

	8,974	227,917	351,377	(9,329)	578,939
Less-promotional allowances	(156)	(16,326)	(9,229)	—	(25,711)

Net revenues	8,818	211,591	342,148	(9,329)	553,228

Operating expenses:
Casino	—	42,306	190,717	(61)	232,962
Rooms	—	21,565	73	—	21,638
Food and beverage	—	14,818	5,994	(274)	20,538
Convention, retail and other	—	15,008	1,151	—	16,159
Provision for doubtful accounts	—	3,711	(18)	—	3,693
General and administrative	—	49,668	17,371	(8,994)	58,045
Corporate expense	15,616	(14)	52	—	15,654
Rental expense	—	3,046	337	—	3,383
Pre-opening expense	(249)	685	14,148	—	14,584
Development expense	344	1,031	4,593	—	5,968
Depreciation and amortization	562	15,836	10,345	—	26,743
Loss on disposal of assets	—	—	383	—	383

	16,273	167,660	245,146	(9,329)	419,750

Operating income (loss)	(7,455)	43,931	97,002	—	133,478
Other income (expense):
Interest income	2,293	8,974	11,773	(2,011)	21,029
Interest expense, net of amounts capitalized	(4,367)	(21,978)	(21,009)	2,011	(45,343)
Other income (expense)	2,430	(585)	(2,525)	—	(680)
Income from equity investment in subsidiaries	105,275	85,244	—	(190,519)	—

Income before income taxes	98,176	115,586	85,241	(190,519)	108,484
Benefit (provision) for income taxes	(925)	(10,311)	3	—	(11,233)

Net income	$97,251	$105,275	$85,244	$(190,519)	$97,251

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$288,125	$1,145,010	$—	$1,433,135
Rooms	—	272,381	17,207	—	289,588
Food and beverage	—	105,057	57,451	(379)	162,129
Convention, retail and other	38,909	100,018	14,566	(40,096)	113,397

	38,909	765,581	1,234,234	(40,475)	1,998,249
Less-promotional allowances	(658)	(55,241)	(40,256)	—	(96,155)

Net revenues	38,251	710,340	1,193,978	(40,475)	1,902,094

Operating expenses:
Casino	—	142,619	762,105	(284)	904,440
Rooms	—	63,985	3,234	—	67,219
Food and beverage	—	52,983	27,216	(1,188)	79,011
Convention, retail and other	—	50,068	9,443	—	59,511
Provision for doubtful accounts	—	23,643	873	—	24,516
General and administrative	—	167,408	70,510	(39,003)	198,915
Corporate expense	66,119	229	309	—	66,657
Rental expense	—	6,158	16,983	—	23,141
Pre-opening expense	2,272	10,237	140,715	—	153,224
Development expense	4,237	—	2,990	—	7,227
Depreciation and amortization	4,494	66,926	49,842	—	121,262
Loss on disposal of assets	—	158	368	—	526

	77,122	584,414	1,084,588	(40,475)	1,705,649

Operating income (loss)	(38,871)	125,926	109,390	—	196,445
Other income (expense):
Interest income	7,127	35,589	23,468	(5,278)	60,906
Interest expense, net of amounts capitalized	(13,258)	(84,237)	(69,411)	5,278	(161,628)
Other income (expense)	(6)	(981)	8,702	—	7,715
Loss on early retirement of debt	—	(10,705)	—	—	(10,705)
Income from equity investment in subsidiaries	115,766	72,738	—	(188,504)	—

Income before income taxes	70,758	138,330	72,149	(188,504)	92,733
Benefit (provision) for income taxes	6,047	(22,564)	589	—	(15,928)

Net income	$76,805	$115,766	$72,738	$(188,504)	$76,805

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$257,801	$921,029	$—	$1,178,830
Rooms	—	257,636	4,807	—	262,443
Food and beverage	—	102,365	36,107	(239)	138,233
Convention, retail and other	23,060	92,240	2,767	(23,878)	94,189

	23,060	710,042	964,710	(24,117)	1,673,695
Less-promotional allowances	(512)	(47,756)	(24,828)	—	(73,096)

Net revenues	22,548	662,286	939,882	(24,117)	1,600,599

Operating expenses:
Casino	—	131,844	523,883	(179)	655,548
Rooms	—	65,219	167	—	65,386
Food and beverage	—	50,022	18,205	(818)	67,409
Convention, retail and other	—	46,859	1,422	—	48,281
Provision for doubtful accounts	—	11,992	11	—	12,003
General and administrative	—	143,452	49,865	(23,120)	170,197
Corporate expense	40,656	1	202	—	40,859
Rental expense	—	10,316	577	—	10,893
Pre-opening expense	(249)	1,112	20,294	—	21,157
Development expense	1,461	3,308	18,228	—	22,997
Depreciation and amortization	1,609	48,178	26,389	—	76,176
Loss on disposal of assets	—	12	1,908	—	1,920

	43,477	512,315	661,151	(24,117)	1,192,826

Operating income (loss)	(20,929)	149,971	278,731	—	407,773
Other income (expense):
Interest income	8,967	25,421	18,167	(6,294)	46,261
Interest expense, net of amounts capitalized	(12,843)	(62,433)	(21,461)	6,294	(90,443)
Other income (expense)	2,423	(428)	(2,525)	—	(530)
Income from equity investment in subsidiaries	345,852	272,907	—	(618,759)	—

Income before income taxes	323,470	385,438	272,912	(618,759)	363,061
Benefit (provision) for income taxes	4,893	(39,586)	(5)	—	(34,698)

Net income	$328,363	$345,852	$272,907	$(618,759)	$328,363

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statements
For the Nine Months Ended September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(104,696)	$161,537	$162,402	$—	$219,243

Cash flows from investing activities:
Change in restricted cash	50,076	411,552	233,054	—	694,682
Capital expenditures	(82,095)	(910,376)	(1,729,596)	—	(2,722,067)
Acquisition of gaming license included in other assets	—	(50,000)	—	—	(50,000)
Intercompany receivable from Guarantor Subsidiaries	(79,902)	—	—	79,902	—
Intercompany receivable from non-guarantor subsidiaries	(32,068)	(69,890)	—	101,958	—
Repayment of receivable from Guarantor Subsidiaries	65,974	—	—	(65,974)	—
Repayment of receivable from non-guarantor subsidiaries	125,464	58,521	—	(183,985)	—
Capital contributions to subsidiaries	—	(704)	—	704	—

Net cash provided by (used in) investing activities	47,449	(560,897)	(1,496,542)	(67,395)	(2,077,385)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,862	—	—	—	23,862
Excess tax benefits from stock-based compensation	5,865	—	—	—	5,865
Capital contributions received	—	—	704	(704)	—
Borrowings from Las Vegas Sands Corp.	—	79,902	32,068	(111,970)	—
Borrowings from Guarantor Subsidiaries	—	—	69,890	(69,890)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(65,974)	(125,464)	191,438	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(58,521)	58,521	—
Proceeds from Macao credit facility	—	—	1,300,000	—	1,300,000
Proceeds from Singapore credit facility	—	—	332,002	—	332,002
Proceeds from New Senior Secured Credit Facility — Term B	—	3,000,000	—	—	3,000,000
Proceeds from senior secured credit facility — revolver	—	62,000	—	—	62,000
Proceeds from airplane financings	92,250	—	—	—	92,250
Proceeds from Phase II mall construction loan	—	52,000	—	—	52,000
Proceeds from FF&E credit facility and other long-term debt	—	23,834	13,415	—	37,249
Repayments on senior secured credit facility — term B and term B delayed	—	(1,170,000)	—	—	(1,170,000)
Repayment on senior secured credit facility — revolver	—	(322,128)	—	—	(322,128)
Repayments on Phase II mall construction loan	—	(166,500)	—	—	(166,500)
Repayments on The Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Repayment on new senior secured credit facility — term B	—	(7,500)	—	—	(7,500)
Repayments on FF&E credit facility and other long-term debt	—	(7,335)	(14)	—	(7,349)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Payments of deferred financing costs	(575)	(54,825)	(16,778)	—	(72,178)

Net cash provided by financing activities	119,558	1,332,606	1,547,302	67,395	3,066,861

Effect of foreign exchange rate on cash	—	—	2,862	—	2,862

Increase in cash and cash equivalents	62,311	933,246	216,024	—	1,211,581
Cash and cash equivalents at beginning of period	69,100	96,315	302,651	—	468,066

Cash and cash equivalents at end of period	$131,411	$1,029,561	$518,675	$—	$1,679,647

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flow Statements
For the Nine Months Ended September 30, 2006

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(11,983)	$112,264	$(471,116)	$—	$(370,835)

Cash flows from investing activities:
Change in restricted cash	(790)	84,224	(735,507)	—	(652,073)
Capital expenditures	(41,851)	(429,575)	(815,466)	—	(1,286,892)
Notes receivable from non-guarantor subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from non- guarantor subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable from Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Repayment of receivable from Las Vegas Sands Corp.	—	20,000	—	(20,000)	—
Capital contributions to subsidiaries	(12,223)	(6,996)	—	19,219	—

Net cash used in investing activities	(4,864)	(402,347)	(1,550,973)	19,219	(1,938,965)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,863	—	—	—	3,863
Excess tax benefits from stock-based compensation	888	—	—	—	888
Capital contributions received	—	12,223	6,996	(19,219)	—
Borrowings from Las Vegas Sands Corp.	—	—	115,000	(115,000)	—
Borrowings from Guarantor Subsidiaries	20,000	—	75,000	(95,000)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Repayment on borrowings from Guarantor Subsidiaries	(20,000)	—	(25,000)	45,000	—
Proceeds from Macao credit facility	—	—	1,350,000	—	1,350,000
Proceeds from Singapore credit facility	—	—	866,203	—	866,203
Proceeds from senior secured credit facility-revolver	—	254,129	—	—	254,129
Proceeds from Phase II mall construction loan	—	51,000	—	—	51,000
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on Macao credit facility	—	—	(50,000)	—	(50,000)
Repayment on senior secured credit facility-revolver	—	(25,000)	—	—	(25,000)
Repayments on FF&E credit facility and other long-term debt	—	(2,400)	67	—	(2,333)
Repayments on The Sands Expo Center mortgage loan	—	(3,650)	—	—	(3,650)
Payments of deferred financing costs	—	(81)	(49,308)	—	(49,389)

Net cash provided by financing activities	4,751	286,221	2,073,958	(19,219)	2,345,711

Effect of foreign exchange rate on cash	—	—	952	—	952

Increase (decrease) in cash and cash equivalents	(12,096)	(3,862)	52,821	—	36,863
Cash and cash equivalents at beginning of period	202,196	89,621	165,029	—	456,846

Cash and cash equivalents at end of period	$190,100	$85,759	$217,850	$—	$493,709

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We own and operate The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 gross square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops”), which was sold to a third party in 2004; and a meeting and conference facility of approximately 1.1 million square feet (the “Congress Center”). A subsidiary of Las Vegas Sands Corp. owns and operates an expo and convention center with approximately 1.2 million square feet (“The Sands Expo Center”), which is connected to The Venetian and the Congress Center. Approximately 36.9% of our gross revenue at The Venetian, including The Sands Expo Center, for the nine months ended September 30, 2007, was derived from gaming and 63.1% was derived from hotel rooms, food and beverage, and other non-gaming sources. The percentage of non-gaming revenue for The Venetian reflects the resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

We also own and operate the Sands Macao, a Las Vegas-style casino in Macao, China, which opened in May 2004. The Sands Macao now offers over 229,000 square feet of gaming facilities after its expansion, which was completed in August 2006, as well as several restaurants, VIP facilities, a theater and other high-end amenities. In addition, we completed our hotel tower in September 2007, which increased the number of suites from 51 to 289. Approximately 95.4% of the Sands Macao’s gross revenue for the nine months ended September 30, 2007, was derived from gaming activities, with the remainder primarily derived from food and beverage services.

On August 28, 2007, we opened The Venetian Macao Resort Hotel (“The Venetian Macao”) on the Cotai Striptm, a master-planned development of resort properties (the “Cotai Strip”), in Macao, China. With a theme similar to that of The Venetian in Las Vegas, The Venetian Macao includes a hotel with over 2,900 suites; a casino floor of approximately 550,000 square feet; a 15,000-seat arena; retail space of approximately 1.0 million square feet; and a convention center complex of approximately 1.2 million square feet. The casino has approximately 850 table games and 3,400 slot machines and is designed to have a final capacity of approximately 1,150 table games and 7,000 slot machines. Approximately 85.2% of The Venetian Macao’s gross revenue for the period ended September 30, 2007, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.

United States Development Projects

The Palazzo

We are currently constructing The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian and The Sands Expo Center. The Palazzo will consist of an all-suites, 50-floor luxury hotel tower with 3,066 suites, a gaming facility of approximately 105,000 square feet and an enclosed shopping, dining and entertainment complex of approximately 400,000 net leasable square feet (the “Phase II mall”), which we have contracted to sell to a third party. The Palazzo is expected to open on December 20, 2007, at an estimated cost of approximately $2.1 billion, of which the Phase II mall is expected to cost approximately $580.0 million (exclusive of certain incentive payments to executives made in July 2004). In connection with the sale of The Grand Canal Shops, we entered into an agreement with General Growth Partners (“GGP”), the purchaser of The Grand Canal Shops, to sell the Phase II mall upon completion of construction. The ultimate purchase price that GGP has agreed to pay for the Phase II mall is the greater of

(i) $250.0 million and (ii) the Phase II mall’s net operating income for months 19 through 30 of its operations divided by a capitalization rate. The capitalization rate is 6.0% on the first $38.0 million of net operating income and 8.0% on the net operating income above $38.0 million. Under the terms of the agreement, we expect the opening of the Phase II mall in January 2008 to trigger an initial payment of more than $500.0 million from GGP with additional proceeds of more than $250.0 million, or more than $750.0 million in total, over the thirty-month period following the sale.

We are in the early stages of constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in fall 2009 at an estimated cost of approximately $600.0 million.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that our indirect majority-owned subsidiary, Sands Bethworks Gaming, LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. Sands Bethworks Gaming is a project venture in which we effectively own 86% of the economic interest. In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania and were issued our Pennsylvania gaming license by the Pennsylvania Gaming Control Board in August 2007. We are in the process of developing a gaming, hotel, shopping and dining complex (the “Sands Bethworks”) located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. The 126-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, 5,000 slot machines, a 50,000 square foot multipurpose event center and a variety of dining options. We currently expect the cost to develop and construct the Sands Bethworks will be approximately $800.0 million.

Macao Development Projects

We have submitted development plans to the Macao government for six casino-resort developments in addition to The Venetian Macao on an area of approximately 200 acres located on the Cotai Strip (which we refer to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities, as well as public common areas. We have commenced construction or pre-construction on these six parcels of the Cotai Strip. We plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. More specifically, we intend to develop our other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel with approximately 400 luxury hotel rooms, approximately 800,000 square feet of Four Seasons-serviced luxury apartments, distinctive dining experiences, a full service spa and other amenities, an approximately 45,000 square foot casino and approximately 210,000 square feet of upscale retail offerings. We will own the entire development. We have entered into an exclusive non-binding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartments under its Four Seasons brand.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,150 luxury and mid-scale hotel rooms, serviced luxury apartments, a casino and a retail shopping mall. We will own the entire development and have entered into a management agreement with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands. In addition, we have entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartments under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,000 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. We will own the entire development and have entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to each include a multi-hotel complex with approximately 3,000 luxury and mid-scale hotel rooms on each parcel, serviced luxury vacation suites, a casino and retail shopping malls that

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

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We are currently negotiating the definitive agreement pursuant to which we will partner with the developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury vacation suites under the Intercontinental brand, on the site. We are currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,900 hotel rooms, serviced luxury vacation suites, a casino and a retail shopping mall.

The Four Seasons resort is currently planned to feature approximately 130 table games and 400 slot machines. The casinos on parcels 3, 5, 6, 7 and 8 are each currently planned to include approximately 325 table games and 1,750 slot machines. Upon completion, our developments on the Cotai Strip (including The Venetian Macao) are currently planned to feature total gaming capacity of approximately 2,900 table games and 16,000 slot machines.

Currently, we expect the total cost of development on the Cotai Strip to be in the range of $11.0 billion to $12.0 billion. We will need to arrange additional debt financing to finance those costs and there is no assurance that we will be able to obtain this additional debt financing.

In February 2007, we entered into a land concession agreement with the Macao government pursuant to which we were awarded a concession by lease for parcels 1, 2 and 3 on the Cotai Strip, including the site on which we own and operate The Venetian Macao (parcel 1) and the site on which we are building the Four Seasons hotel (parcel 2). We have made an initial premium payment of 853.0 million patacas (approximately $106.7 million at exchange rates in effect on September 30, 2007) towards the aggregate land premium for parcels 1, 2 and 3 of 2.59 billion patacas (approximately $323.9 million at exchange rates in effect on September 30, 2007). Additionally, we received a credit in the amount of 193.4 million patacas (approximately $24.2 million at exchange rates in effect on September 30, 2007) towards the aggregate land premium related to reclamation work and other works done on the land and the installation costs of an electrical substation. On April 18, 2007, the land concession became effective when it was published in Macao’s Official Gazette. In July 2007, we paid 816.9 million patacas (approximately $102.2 million at exchange rates in effect on September 30, 2007) for the balance of the land premium payment due on parcel 1. We are required to make land premium payments relating to the remaining parcels 2 and 3, and annual rent payments relating to all three parcels in the amounts and at the times specified in the land concession. Each parcel’s share of the remaining land premium balance will either be due upon the completion of the corresponding resort or be payable through seven equal semi-annual payments, bearing interest at 5% per annum, to be made over a four year period, whichever comes first.

We do not yet have all the necessary Macao government approvals that we will need in order to develop our Cotai Strip developments. We have commenced construction on our other Cotai Strip properties on land for which we have not yet been granted land concessions. If we do not obtain land concessions we could lose all or a substantial part of our investment in these other Cotai Strip properties. As of September 30, 2007, we have capitalized approximately $475.1 million of construction costs related to our other Cotai Strip properties.

Hengqin Island Development Project

We have entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work with it to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. We are actively preparing preliminary design concepts for presentation to the government. In January 2007, we were informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with us to advance the development of the project. We have interfaced with this committee and are working actively with the committee as we continue to advance our plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd., entered into a development agreement with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands will be a large integrated resort that is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters, and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Although construction has started on the Marina Bay Sands, we are continuing to work with the STB to finalize various aspects of the integrated resort and are in the process of revising our cost estimates for the project. We expect the cost to develop and construct the Marina Bay Sands will be in excess of the previously disclosed $3.6 billion, inclusive of $811.7 million paid in 2006 for the land premium, taxes and other fees. The Marina Bay Sands is expected to open in late 2009.

United Kingdom Development Projects

The United Kingdom government announced that the approval for the country’s first regional super casino had been rescinded. Should the government approve an alternative super casino site, we intend to evaluate the efficacy of participating in the tender process for that site. In addition, we have existing agreements to develop and lease gaming and entertainment facilities with the Sheffield United and Glasgow Rangers football clubs in the United Kingdom. Our ability to eventually develop and lease gaming and entertainment facilities under these agreements is subject to a number of conditions, including the passage of appropriate legislation and our ability to obtain a gaming license.

Other Development Projects

We are currently exploring the possibility of developing and operating integrated resorts in additional Asian, U.S. and European jurisdictions.

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

There were no newly identified significant accounting estimates in the nine months ended September 30, 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our 2006 Annual Report, with the exception of the adoption of Financial Accounting Standards Board issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which is described below.

Income Taxes

We are subject to income taxes in the United States and in several states and foreign jurisdictions in which we operate. We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”)

No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using enacted tax rates. SFAS No. 109 requires the recognition of deferred tax assets, net of any applicable valuation allowances, related to net operating loss carryforwards, tax credits and other temporary differences. The standard and guidance set forth by FIN No. 48 require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

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

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2007	2006	Change	2007	2006	Change
	(In thousands, except for percentages)

Net revenues	$660,950	$553,228	19.5%	$1,902,094	$1,600,599	18.8%
Operating expenses	681,744	419,750	62.4%	1,705,649	1,192,826	43.0%
Operating income (loss)	(20,794)	133,478	(115.6)%	196,445	407,773	(51.8)%
Income (loss) before income taxes	(49,459)	108,484	(145.6)%	92,733	363,061	(74.5)%
Net income (loss)	(48,507)	97,251	(149.9)%	76,805	328,363	(76.6)%

	Percent of Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating expenses	103.1%	75.9%	89.7%	74.5%
Operating income (loss)	(3.1)%	24.1%	10.3%	25.5%
Income (loss) before income taxes	(7.5)%	19.6%	4.9%	22.7%
Net income (loss)	(7.3)%	17.6%	4.0%	20.5%

Operating Results

Key operating revenue measurements

Operating revenues of The Venetian and The Venetian Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not material for the Sands Macao. Visitors to the Sands Macao and The Venetian Macao

arrive by ferry, automobile, bus, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao and elsewhere.

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

Casino revenue measurements for Macao:  We view Macao table games as being segregated into two groups, consistent with the Macao market’s convention: Rolling Chip play (all VIP play) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip play is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent because Rolling Chip volume is a measure of amounts wagered versus dropped and therefore Rolling Chip volume is substantially higher than drop. Slot handle at the Macao properties is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.

We view Rolling Chip table games win as a percentage of Rolling Chip volume and we view Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions), as measured as a percentage of Rolling Chip volume, is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average table win percentage (calculated before discounts and commissions), as measured as a percentage of table game drop, of generally between 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average slot machine win percentage, as measured as a percentage of slot machine handle, of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play at The Venetian, Sands Macao and The Venetian Macao is conducted on a cash basis. The Venetian’s table games revenue is approximately 61.1% from credit-based wagering for the nine months ended September 30, 2007. Table game play at Sands Macao and The Venetian Macao are conducted primarily on a cash basis.

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$508,522	$424,986	19.7%
Rooms	96,718	81,651	18.5%
Food and beverage	50,032	42,394	18.0%
Convention, retail and other	39,058	29,908	30.6%

	694,330	578,939	19.9%
Less — promotional allowances	(33,380)	(25,711)	29.8%

Total net revenues	$660,950	$553,228	19.5%

Consolidated net revenues were $661.0 million for the three months ended September 30, 2007, an increase of $107.7 million compared to $553.2 million for the three months ended September 30, 2006. The increase in net revenues was due primarily to the opening of The Venetian Macao on August 28, 2007, offset by a decrease in casino revenues at Sands Macao as more fully described below.

Casino revenues for the three months ended September 30, 2007, increased $83.5 million as compared to the three months ended September 30, 2006. Of the increase, $131.0 million was attributable to the opening of The Venetian Macao, offset by a decrease of $41.2 million at the Sands Macao and a slight decrease of $6.3 million at The Venetian. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2007	2006	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$294,467	$335,643	(12.3)%
Non-Rolling Chip table games drop	$812,385	$1,040,774	(21.9)%
Non-Rolling Chip table games win percentage	18.7%	18.6%	0.1	pts
Rolling Chip volume	$6,287,371	$3,513,694	78.9%
Rolling Chip win percentage	2.85%	4.25%	(1.4	)pts
Slot handle	$297,910	$265,372	12.3%
Slot hold percentage	6.6%	7.9%	(1.3	)pts
The Venetian Macao
Total casino revenues	$130,962	$—	—%
Non-Rolling Chip table games drop	$257,089	$—	—%
Non-Rolling Chip table games win percentage	16.7%	—%	—	pts
Rolling Chip volume	$4,727,325	$—	—%
Rolling Chip win percentage	2.44%	—%	—	pts
Slot handle	$123,211	$—	—%
Slot hold percentage	6.6%	—%	—	pts
The Venetian
Total casino revenues	$83,093	$89,343	(7.0)%
Table games drop	$356,353	$264,318	34.8%
Table games win percentage	14.7%	23.4%	(8.7	)pts
Slot handle	$619,845	$521,532	18.9%
Slot hold percentage	6.2%	6.5%	(0.3	)pts

In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended September 30, 2007, increased $15.1 million as compared to the three months ended September 30, 2006. The increase was primarily attributable to $12.1 million from the opening of The Venetian Macao as well as an increase in the average daily room rate and the occupancy rate at The Venetian, offset by fewer room nights available due to our recently completed room renovation project. The following table summarizes the results of our room revenue activity:

	Three Months Ended September 30,
	2007	2006	Change

The Venetian
Average daily room rate	$234	$221	5.9%
Occupancy rate	99.6%	98.4%	1.2	pts
Revenue per available room	$233	$217	7.4%
The Venetian Macao
Average daily room rate	$208	$—	—%
Occupancy rate	77.5%	—	—	pts
Revenue per available room	$161	$—	—%

Food and beverage revenues for the three months ended September 30, 2007, increased $7.6 million as compared to the three months ended September 30, 2006. The increase was primarily attributable to the opening of The Venetian Macao which generated $3.6 million, as well as slight increases of $1.2 million at The Venetian and $1.4 million at Sands Macao.

Convention, retail and other revenues for the three months ended September 30, 2007, increased $9.2 million as compared to the three months ended September 30, 2006. The increase is primarily attributable to $7.1 million associated with the opening of The Venetian Macao, which consisted primarily of rental revenues from the mall.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$341,975	$232,962	46.8%
Rooms	23,574	21,638	8.9%
Food and beverage	28,485	20,538	38.7%
Convention, retail and other	22,939	16,159	42.0%
Provision for doubtful accounts	4,283	3,693	16.0%
General and administrative	80,244	58,045	38.2%
Corporate expense	23,444	15,654	49.8%
Rental expense	8,136	3,383	140.5%
Pre-opening expense	90,447	14,584	520.2%
Development expense	3,621	5,968	(39.3)%
Depreciation and amortization	54,309	26,743	103.1%
Loss on disposal of assets	287	383	(25.1)%

Total operating expenses	$681,744	$419,750	62.4%

Operating expenses were $681.7 million for the three months ended September 30, 2007, an increase of $262.0 million as compared to $419.8 million for the three months ended September 30, 2006. The increase in operating expenses was primarily attributable to higher operating revenues, the opening of The Venetian Macao and pre-opening activities as more fully described below.

Casino department expenses for the three months ended September 30, 2007, increased $109.0 million as compared to the three months ended September 30, 2006. Of the $109.0 million increase, $59.1 million was due to the 39.0% gross win tax on casino revenues from our properties in Macao. An additional $28.2 million in casino-related expenses (exclusive of the aforementioned 39% gross win tax) were attributable to The Venetian Macao. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. The remaining increase was primarily attributable to expenses incurred to maintain our customer base at the Sands Macao.

Food and beverage department expenses for the three months ended September 30, 2007, increased $7.9 million as compared to the three months ended September 30, 2006, of which approximately $4.6 million was attributable to The Venetian Macao. The remaining increase was due to the increases in food and beverage revenues at The Venetian and the Sands Macao as noted above.

Convention, retail and other expenses for the three months ended September 30, 2007, increased $6.8 million as compared to the three months ended September 30, 2006, of which $5.2 million was attributable to The Venetian Macao.

The provision for doubtful accounts was $4.3 million for the three months ended September 30, 2007, compared to $3.7 million for the three months ended September 30, 2006. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended September 30, 2007, increased $22.2 million as compared to the three months ended September 30, 2006. The increase was primarily attributable to $15.7 million at The Venetian Macao and to a lesser extent, to the growth of our businesses in Las Vegas and Sands Macao.

Corporate expense for the three months ended September 30, 2007, increased $7.8 million as compared to the three months ended September 30, 2006. The increase was primarily attributable to a $4.7 million increase in legal and professional fees, as well as an increase of $2.0 million in other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Rental expense for the three months ended September 30, 2007, increased $4.8 million as compared to the three months ended September 30, 2006. The increase is primarily attributable to the amortization of Singapore’s leasehold interest in land entered into in August 2006 and Macao’s leasehold interests in land entered into in February and July 2007.

Pre-opening and development expenses were $90.4 million and $3.6 million, respectively, for the three months ended September 30, 2007, compared to $14.6 million and $6.0 million, respectively, for the three months ended September 30, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures that are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2007, were primarily related to The Venetian Macao and other Cotai Strip projects, and to the Marina Bay Sands project in Singapore. Development expense includes the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the three months ended September 30, 2007 were primarily related to our activities in Hengqin Island, Asia and the U.S. We expect that pre-opening expenses will continue to increase in 2007 compared to 2006 with the scheduled opening of The Palazzo and as we progress with our Cotai Strip projects, in Singapore and Pennsylvania; however, we expect pre-opening expenses will decrease for the three months ended December 31, 2007, compared to the three months ended September 30, 2007, as The Venetian Macao is now open.

Depreciation and amortization expense for the three months ended September 30, 2007, increased $27.6 million as compared to the three months ended September 30, 2006. The increase was primarily the result of placing into service a significant portion of the assets of The Venetian Macao in August 2007, capital improvements being placed into service related to the room renovation project at The Venetian and a full quarter of depreciation expense related to the Sands Macao podium expansion, which was placed into service in August 2006. Additionally, there was $2.5 million in accelerated depreciation expense during the three months ended September 30, 2007, related to assets at The Venetian being replaced in connection with the room renovation project.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2007	2006
	(In thousands, except for percentages)

Interest cost	$136,819	$73,784
Less: Capitalized interest	(64,212)	(28,441)

Interest expense, net	$72,607	$45,343

Cash paid for interest	$139,306	$71,889
Average total debt balance	$7,202,564	$3,542,665
Weighted average interest rate	7.6%	8.3%

Interest expense, net of amounts capitalized, was $72.6 million for the three months ended September 30, 2007, an increase of $27.3 million as compared to $45.3 million for the three months ended September 30, 2006. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility in May 2006 (increased to $3.3 billion in March 2007), the $1.49 billion Singapore bridge facility in August 2006 and the $5.0 billion new senior secured credit facility in May 2007. We expect interest expense will continue to increase as our long-term debt balances increase, while capitalized interest will decrease as our projects are completed. This increase was offset by the capitalization of $64.2 million of interest during the three months ended September 30, 2007, compared to $28.4 million of capitalized interest during the three months ended September 30, 2006. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest. We expect that the capitalized interest amount will also continue to increase in 2007 as compared to 2006 as The Palazzo project approaches its opening date later this year and as we continue our construction activities on the Cotai Strip, at Marina Bay Sands and Sands Bethworks.

Other Factors Affecting Earnings

Interest income for the three months ended September 30, 2007, was $26.9 million, an increase of $5.9 million as compared to $21.0 million for the three months ended September 30, 2006. The increase was primarily attributable to additional invested cash balances, primarily from our borrowings under the U.S. senior secured credit facilities and the Macao credit facility that have not yet been spent.

Other income for the three months ended September 30, 2007, was $17.1 million as compared to other expense of $0.7 million for the three months ended September 30, 2006. The $17.1 million income amount was primarily attributable to foreign exchange gains associated with U.S. denominated debt held in Macao and the weakening of the U.S. dollar.

Our effective income tax rate for the three months ended September 30, 2007, was 1.9%. The effective tax rate for the 2007 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008, no tax benefit recorded on certain losses in some foreign jurisdictions and geographic income mix. The effective income tax rate was 10.4% for the three months ended

September 30, 2006, primarily due to the application of the aforementioned Macao temporary income tax exemption.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Net Revenues
Casino	$1,433,135	$1,178,830	21.6%
Rooms	289,588	262,443	10.3%
Food and beverage	162,129	138,233	17.3%
Convention, retail and other	113,397	94,189	20.4%

	1,998,249	1,673,695	19.4%
Less — promotional allowances	(96,155)	(73,096)	31.5%

Total net revenues	$1,902,094	$1,600,599	18.8%

Consolidated net revenues were $1.90 billion for the nine months ended September 30, 2007, an increase of $301.5 million compared to $1.60 billion for the nine months ended September 30, 2006. The increase in net revenues was due primarily to an increase in casino revenues.

Casino revenues for the nine months ended September 30, 2007, increased $254.3 million as compared to the nine months ended September 30, 2006. Of the increase, $131.0 million was attributable to the opening of The Venetian Macao in August 2007, $93.0 million was attributable to the growth of our casino operations at the Sands Macao due primarily to the Rolling Chip program, which generated an increase in Rolling Chip volume of $8.94 billion, and a $30.3 million increase attributable to increases in table games drop and slot handle at The Venetian as compared to the nine months ended September 30, 2006. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2007	2006	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$1,014,049	$921,029	10.1%
Non-Rolling Chip table games drop	$2,750,121	$3,143,726	(12.5)%
Non-Rolling Chip table games win percentage	18.6%	18.6%	—	pts
Rolling Chip volume	$20,406,862	$11,468,848	77.9%
Rolling Chip win percentage	3.04%	3.21%	(0.17	)pts
Slot handle	$912,364	$775,603	17.6%
Slot hold percentage	6.9%	7.8%	(0.9	)pts
The Venetian Macao
Total casino revenues	$130,962	$—	—%
Non-Rolling Chip table games drop	$257,089	$—	—%
Non-Rolling Chip table games win percentage	16.7%	—%	—	pts
Rolling Chip volume	$4,727,325	$—	—%
Rolling Chip win percentage	2.44%	—%	—	pts
Slot handle	$123,211	$—	—%
Slot hold percentage	6.6%	—%	—	pts
The Venetian
Total casino revenues	$288,124	$257,801	11.8%
Table games drop	$990,460	$881,982	12.3%
Table games win percentage	21.4%	21.2%	0.2	pts
Slot handle	$1,771,085	$1,573,683	12.5%
Slot hold percentage	6.1%	6.4%	(0.3	)pts

In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the nine months ended September 30, 2007, increased $27.1 million as compared to the nine months ended September 30, 2006. The increase was primarily attributable to $12.1 million from the opening of The Venetian Macao as well as an increase in average daily room rate at The Venetian, offset by fewer room nights available due to our recently completed room renovation project. The following table summarizes the results of our room revenue activity:

	Nine Months Ended September 30,
	2007	2006	Change

The Venetian
Average daily room rate	$259	$237	9.3%
Occupancy rate	99.7%	99.3%	0.4	pts
Revenue per available room	$258	$236	9.3%
The Venetian Macao
Average daily room rate	$208	$—	—%
Occupancy rate	77.5%	—%	—	pts
Revenue per available room	$161	$—	—%

Food and beverage revenues for the nine months ended September 30, 2007, increased $23.9 million as compared to the nine months ended September 30, 2006. The increase was primarily attributable to food and beverage revenues at the Sands Macao, which increased $11.3 million due to the increased number of visitors, and the opening of The Venetian Macao with $3.6 million in food and beverage revenues.

Convention, retail and other revenues for the nine months ended September 30, 2007, increased $19.2 million as compared to the nine months ended September 30, 2006. The increase is primarily attributable to $7.1 million of revenues related to The Venetian Macao, consisting principally of rental revenues from the mall, $9.6 million of other revenue related to non-refundable deposits and fees related to large group room cancellations at The Venetian, and $3.8 million in revenues associated with the “Gordie Brown at The Venetian” performances, which began in October 2006.

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
			Percent
	2007	2006	Change
	(In thousands, except for percentages)

Operating Expenses
Casino	$904,440	$655,548	38.0%
Rooms	67,219	65,386	2.8%
Food and beverage	79,011	67,409	17.2%
Convention, retail and other	59,511	48,281	23.3%
Provision for doubtful accounts	24,516	12,003	104.2%
General and administrative	198,915	170,197	16.9%
Corporate expense	66,657	40,859	63.1%
Rental expense	23,141	10,893	112.4%
Pre-opening expense	153,224	21,157	624.2%
Development expense	7,227	22,997	(68.6)%
Depreciation and amortization	121,262	76,176	59.2%
Loss on disposal of assets	526	1,920	(72.6)%

Total operating expenses	$1,705,649	$1,192,826	43.0%

Operating expenses were $1.71 billion for the nine months ended September 30, 2007, an increase of $512.8 million as compared to $1.19 billion for the nine months ended September 30, 2006. The increase in operating expenses was primarily attributable to higher operating revenues, growth of our operating businesses in Macao and to a lesser extent in Las Vegas, and pre-opening activities as more fully described below.

Casino department expenses for the nine months ended September 30, 2007, increased $248.9 million as compared to the nine months ended September 30, 2006. Of the $248.9 million increase, $136.0 million was due to the 39.0% gross win tax on casino revenues from our properties in Macao. An additional $28.2 million in casino-related expenses (exclusive of the aforementioned 39% gross win tax) were attributable to The Venetian Macao. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. The increase in casino expenses reflects an elevated level of expenses of approximately $23.0 million at the Sands Macao associated with investments in our human resources and our Rolling Chip program. These elevated expenses were driven principally by our preparations for the opening of The Venetian Macao. The remaining increase was primarily attributable to the additional payroll-related expenses related to the continued growth of our operations at the Sands Macao.

Food and beverage department expenses for the nine months ended September 30, 2007, increased $11.6 million as compared to the nine months ended September 30, 2006, of which approximately $4.6 million in expenses were incurred at The Venetian Macao. The remaining increase is primarily attributable to the Sands Macao food and beverage department revenue increase as noted above.

Convention, retail and other expenses for the nine months ended September 30, 2007, increased $11.2 million as compared to the nine months ended September 30, 2006, of which $5.2 million was attributable to The Venetian Macao. The remaining increase is primarily attributable to the increase in related revenues as noted above.

The provision for doubtful accounts was $24.5 million for the nine months ended September 30, 2007, compared to $12.0 million for the nine months ended September 30, 2006, due primarily to a $10.6 million provision for one customer during the three months ended March 31, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the nine months ended September 30, 2007, increased $28.7 million as compared to the nine months ended September 30, 2006. The increase was attributable to the growth of our businesses in Las Vegas and Macao, with $15.7 million being incurred at The Venetian Macao, which opened in August 2007.

Corporate expense for the nine months ended September 30, 2007, increased $25.8 million as compared to the nine months ended September 30, 2006. The increase was primarily attributable to an $8.6 million increase in legal and professional fees, as well as increases of $7.0 million in payroll-related expenses and $6.6 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Rental expense for the nine months ended September 30, 2007, increased $12.2 million as compared to the nine months ended September 30, 2006. The increase is primarily attributable to the amortization of Singapore’s leasehold interest in land entered into in August 2006 and Macao’s leasehold interests in land entered into in February and July 2007.

Pre-opening and development expenses were $153.2 million and $7.2 million, respectively, for the nine months ended September 30, 2007, compared to $21.2 million and $23.0 million, respectively, for the nine months ended September 30, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures that are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2007, were primarily related to The Venetian Macao and other Cotai Strip projects, and to the Marina Bay Sands project in Singapore. Development expense includes the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the nine months ended September 30, 2007, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S. We expect that pre-opening expenses will continue to increase in 2007 as compared to 2006 with the scheduled opening of The Palazzo and as we progress with our other Cotai Strip projects, in Singapore and Pennsylvania.

Depreciation and amortization expense for the nine months ended September 30, 2007, increased $45.1 million as compared to the nine months ended September 30, 2006. The increase was primarily the result of placing into service a significant portion of the assets of The Venetian Macao resulting in a $17.5 million increase, capital improvements being placed into service related to the room renovation project at The Venetian and a full nine months of depreciation expense related to the Sands Macao podium expansion, which was placed into service in August 2006. Additionally, there was $7.5 million in accelerated depreciation expense during the nine months ended September 30, 2007, related to assets at The Venetian being replaced in connection with the room renovation project.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except for percentages)

Interest cost	$330,627	$148,097
Less: Capitalized interest	(168,999)	(57,654)

Interest expense, net	$161,628	$90,443

Cash paid for interest	$311,516	$141,614
Average total debt balance	$5,729,785	$2,505,744
Weighted average interest rate	7.7%	7.9%

Interest expense, net of amounts capitalized, was $161.6 million for the nine months ended September 30, 2007, an increase of $71.2 million as compared to the nine months ended September 30, 2006. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility in May 2006 (increased to $3.3 billion in March 2007), the $1.49 billion Singapore bridge facility in August 2006 and the $5.0 billion new senior secured credit facility in May 2007. We expect interest expense will continue to increase as our long-term debt balances increase, while capitalized interest will decrease as our projects are completed. This increase was offset by the capitalization of $169.0 million of interest during the nine months ended September 30, 2007, compared to $57.7 million of capitalized interest during the nine months ended September 30, 2006. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest. We expect that the capitalized interest amount will also continue to increase in 2007 as compared to 2006 as The Palazzo project approaches its opening date later this year and as we continue our construction activities on the Cotai Strip, at Marina Bay Sands and Sands Bethworks.

Other Factors Affecting Earnings

Interest income for the nine months ended September 30, 2007, was $60.9 million, an increase of $14.6 million as compared to $46.3 million for the nine months ended September 30, 2006. The increase was primarily attributable to additional invested cash balances, primarily from our borrowings under the U.S senior secured credit facilities and the Macao credit facility that have not yet been spent.

Other income for the nine months ended September 30, 2007, was $7.7 million as compared to other expense of $0.5 million for the nine months ended September 30, 2006. The $7.7 million income amount was primarily attributable to foreign exchange gains associated with U.S. denominated debt held in Macao and the weakening of the U.S. dollar.

The loss on early retirement of debt of $10.7 million for the nine months ended September 30, 2007, was due to the refinancing of our U.S senior secured credit facility and the early retirement of the Phase II mall construction loan.

Our effective income tax rate for the nine months ended September 30, 2007, was 17.2%. The effective income tax rate for the 2007 period was significantly lower than the United States federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of a temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. The effective income tax rate for the 2007 period is higher than the 2006 period due to no tax benefit being recorded on certain losses in some foreign jurisdictions and our geographic income mix. The effective tax rate was 9.6% for the nine months ended September 30, 2006, due to the aforementioned Macao temporary income tax exemption.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Net cash provided by (used in) operations	$219,243	$(370,835)

Investing cash flows:
Capital expenditures	(2,722,067)	(1,286,892)
Acquisition of gaming license	(50,000)	—
Change in restricted cash	694,682	(652,073)

Net cash used in investing activities	(2,077,385)	(1,938,965)

Financing cash flows:
Repayments of long-term debt	(1,766,189)	(130,983)
Proceeds of long term-debt	4,875,501	2,521,332
Other	(42,451)	(44,638)

Net cash provided by financing activities	3,066,861	2,345,711

Effect of exchange rate on cash	2,862	952

Net increase in cash and cash equivalents	$1,211,581	$36,863

Cash Flows — Operating Activities

Table games play at The Venetian is conducted on a cash and credit basis while table games play at The Venetian Macao and the Sands Macao is conducted primarily on a cash basis. Slot machine play at our properties is primarily conducted on a cash basis. The Venetian and The Venetian Macao retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the nine months ended September 30, 2007, was $219.2 million, an increase of $590.0 million as compared with cash used in operating activities of $370.8 million for the nine months ended September 30, 2006. The main factor contributing to the increase is the payments of leasehold interests in land. In 2006, we paid $810.8 million for the Singapore leasehold interest in land and in 2007, we made a partial payment of $208.6 million for the Macao leasehold interest in land related to parcels 1, 2 and 3. This increase is offset by a decrease in earnings during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Cash Flows — Investing Activities

Capital expenditures for the nine months ended September 30, 2007, totaled $2.72 billion, including $121.2 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; $1.50 billion for construction and development activities in Macao (including the Sands Macao, The Venetian Macao and other developments on the Cotai Strip); $218.9 million for construction and development activities in Singapore; $784.2 million for construction and development activities at The Palazzo; and $96.2 million for corporate and other activities, primarily for the purchase of aircraft.

Restricted cash decreased $694.7 million due to decreases in restricted cash balances at The Venetian, The Palazzo and The Sands Expo Center of $374.7 million, $21.2 million and $19.3 million, respectively, due primarily to construction payments related to The Palazzo and, to a lesser extent, the refinancing of the new $5.0 billion senior secured credit facility, which removed restrictions on certain cash balances. There was also a $330.0 million decrease in the restricted cash balances in Macao due to the use of proceeds from loan draws to fund additional construction costs for The Venetian Macao and a $50.0 million decrease related to the payment for our Pennsylvania gaming license, offset by an increase of $93.7 million in restricted cash balances held in Singapore.

Cash Flows — Financing Activities

For the nine months ended September 30, 2007, net cash flows provided from financing activities were $3.07 billion. The net increase was primarily attributable to the borrowings of $3.0 billion under the new U.S senior secured credit facility, $1.30 billion under the Macao credit facility, $332.0 million under the Singapore credit facility and $92.3 million under the airplane financings, offset by the payments (net of borrowings) of $1.43 billion for the existing U.S. senior secured credit facility, $166.5 million for the Phase II mall construction loan and $90.9 million for The Sands Expo Center mortgage loan.

Capital and Liquidity

As of September 30, 2007, and December 31, 2006, we held unrestricted cash and cash equivalents of $1.68 billion and $468.1 million, respectively. We expect to fund our operations, capital expenditures at The Venetian, The Sands Expo Center, the Sands Macao and The Venetian Macao, and debt service requirements from existing cash balances, operating cash flows and borrowings under our Las Vegas and Macao revolving credit facilities.

We are currently working to obtain long-term financing to fund our construction of the Marina Bay Sands and to refinance the Singapore credit facilities, which mature in August 2008. We expect to obtain the long-term financing in 2007; however, there is no assurance that we will be able to obtain the additional long-term financing or to obtain the financing on terms agreeable to us. If we are unable to complete the financing, we have the ability to use borrowings under our U.S. senior secured credit facility to continue to fund our Singapore construction activities for a period of time and repay the outstanding balance. As no agreement has been signed, the $1.28 billion outstanding balance on the Singapore credit facilities has been classified as current as of September 30, 2007, resulting in a $573.1 million deficit in our working capital.

In March 2007, the $2.5 billion Macao credit facility was amended to expand the use of proceeds and remove certain restrictive conditions. In April 2007, the lenders of the Macao credit facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and we exercised our rights under the Macao credit facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded term loan portion by $600.0 million, the revolving credit facility by $200.0 million and the total credit facility to $3.3 billion. As of September 30, 2007, we had fully drawn $700.0 million under the delayed draw facility, with no amounts outstanding under the revolving credit facility.

In February 2007, we entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that were already owned. In April 2007, we entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. In May 2007, we entered into a $5.0 billion senior secured credit facility and as of September 30, 2007, $2.0 billion remains available under the facility. In August 2007, we amended our FF&E term delayed draw facility, which increased the total facility to $167.0 million. See

“Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt” for details on these financing transactions.

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of September 30, 2007:

	Payments Due by Period Ending September 30, 2007(19)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 years	Total
	(In thousands)

Long-Term Debt Obligations
New Senior Secured Credit Facility — Term B(1)	$30,000	$60,000	$60,000	$2,842,500	$2,992,500
6.375% Senior Notes(2)	—	—	—	248,324	248,324
Airplane Financings(3)	3,688	7,375	7,375	71,968	90,406
FF&E Credit Facility — Term Delayed Draw(4)	3,071	24,566	33,779	—	61,416
Other U.S.(5)	1,823	3,557	1,925	—	7,305
Macao Credit Facility — Term B and Local Term(6)	—	93,813	506,812	1,299,375	1,900,000
Macao Credit Facility — Term B Delayed(6)	—	14,000	686,000	—	700,000
Other Macao(7)	6,261	—	—	—	6,261
Singapore Credit Facility — Term Loan(8)	574,806	—	—	—	574,806
Singapore Credit Facility — Floating Rate Notes(8)	710,180	—	—	—	710,180
Fixed Interest Payments	16,113	31,875	31,875	38,516	118,379
Variable Interest Payments(9)	470,032	820,345	760,343	398,621	2,449,341
Contractual Obligations
HVAC Provider Fixed Payments(10)	6,826	5,119	—	—	11,945
Former Tenants(11)	650	1,300	1,300	7,539	10,789
Employment Agreements(12)	8,057	9,467	—	—	17,524
Macao Subsidiary Land Lease(13)	58,821	37,163	21,304	59,465	176,753
Mall Leases(14)	7,660	15,832	16,087	131,577	171,156
Macao Fixed Gaming Tax(15)	38,149	76,300	76,300	371,960	562,709
Ferries Purchase Commitment(16)	43,090	—	—	—	43,090
Parking Lot Lease(17)	1,200	2,400	2,400	109,500	115,500
Other Operating Leases(18)	16,584	20,411	1,526	2,757	41,278

Total	$1,997,011	$1,223,523	$2,207,026	$5,582,102	$11,009,662

(1)	Amount represents the $3.0 billion funded term loan, which is part of the new $5.0 billion senior secured credit facility entered into on May 23, 2007. The $3.0 billion term loan matures on May 23, 2014, and is subject to quarterly amortization payments of $7.5 million with a balloon payment of the remaining balance due on May 23, 2014.

(2)	The 6.375% Senior Notes are due on February 15, 2015.

(3)	Amount represents the airplane financings borrowed during 2007, which mature in March 2017.

(4)	Amount represents borrowings of $61.5 million under the FF&E credit facility. The delayed draw term facility is subject to nine quarterly principal payments beginning on July 1, 2008, in an amount equal to 5.0% of the aggregate principal amount as of July 1, 2008, with the remaining amount due in four equal installments on October 1, 2010, January 1, 2011, April 1, 2011 and June 15, 2011.

(5)	Amount represents a promissory note subject to monthly principal and interest payments, which matures in September 2011.

(6)	Amount represents the borrowings under the Macao Credit Facility, which consists of a $1.8 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $700.0 million revolving credit facility (the “Macao Revolving Facility”). As of September 30, 2007, we had fully drawn $700.0 million under the Macao Term B Delayed Draw Facility, with no amounts outstanding under the Macao Revolving Facility. The Macao Revolving Facility and the Macao Local Term Facility have a five year maturity. The Macao Term B Facility and the Macao Term B Delayed Draw Facility mature in seven and six years, respectively. The Macao Term B Facility is subject to nominal amortization for the first six years, commencing in the first quarter following substantial completion of The Venetian Macao, with the remainder of the loans payable in four equal installments in the last year immediately preceding their respective maturity dates. The Macao Term B Delayed Draw is subject to nominal amortization for the first five years, commencing in the first quarter following substantial completion of The Venetian Macao, with the remainder of the loan payable in three equal installments in the last year immediately preceding its respective maturity date. Following the substantial completion of The Venetian Macao, the Macao Local Term Facility is subject to quarterly amortization in an amount of approximately $6.3 million per quarter, with the remainder of the loan payable in four equal installments in the last year immediately preceding the maturity date.

(7)	Amount represents debt borrowed during 2007, which matures on March 28, 2008.

(8)	Amount represents the borrowings under the Singapore Credit Facility, which consists of a 1.1 billion Singapore dollars (“SGD”) (approximately US$740.9 million at exchange rates in effect on September 30, 2007) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD1.1 billion (approximately US$740.9 million at exchange rates in effect on September 30, 2007) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD788.6 million (approximately US$531.1 million at exchange rates in effect on September 30, 2007) facility and a SGD315.4 million (approximately US$212.4 million at exchange rates in effect on September 30, 2007) delayed draw facility. The Singapore Term Loan consists of a funded SGD596.0 million (approximately US$401.4 million at exchange rates in effect on September 30, 2007) facility, a SGD315.4 million (approximately US$212.4 million at exchange rates in effect on September 30, 2007) delayed draw facility, and a SGD192.6 million (approximately US$129.7 million at exchange rates in effect on September 30, 2007) facility to provide bank guarantees in relation to a security deposit required to be delivered to the Singapore Tourism Board under the Development Agreement. The Singapore Credit Facility matures in full on August 22, 2008.

(9)	Based on September 30, 2007, LIBOR rate of 5.2% and Singapore SWAP Offer Rate of 2.7% plus the applicable interest rate spread in accordance with the respective debt agreements.

(10)	We are party to a services agreement with a third party for HVAC services for The Venetian. The total remaining payment obligation under this arrangement was $11.9 million as of September 30, 2007, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shops on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

(11)	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligation under these arrangements was $10.8 million as of September 30, 2007. Under the agreement for The Grand Canal Shops sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(12)	We are party to employment agreements with six of our senior executives, with remaining terms of one to three years.

(13)	Venetian Macao Limited and its subsidiaries are party to long-term land leases of 25 years. The total remaining payment obligation under these leases was $176.8 million as September 30, 2007.

(14)	We are party to certain leaseback agreements for the Blue Man Group theater, gondola and certain office space related to The Grand Canal Shops sale. The total remaining payments due as of September 30, 2007, were $171.2 million.

(15)	In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual fixed gaming tax of approximately $38.1 million per year to the government of Macao through the termination of the gaming subconcession.

(16)	During 2006, we entered into commitments to purchase ferries to be built for our Macao operations. The total remaining payment obligation as of September 30, 2007, was $43.1 million.

(17)	We are party to a long-term lease agreement of 99 years for a parking structure located adjacent to The Venetian. As of September 30, 2007, total remaining payments due were $115.5 million.

(18)	We are party to certain operating leases for real estate, various equipment and service arrangements. The total remaining payments due as of September 30, 2007, were $41.3 million.

(19)	We adopted the provision of FIN No. 48 on January 1, 2007, and as of September 30, 2007, had a $12.0 million liability related to unrecognized tax benefits.

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

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino resorts in Las Vegas and Macao;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon properties in two markets for all of our cash flow;

•	new developments, construction and ventures, including The Palazzo, the Cotai Strip developments, the Marina Bay Sands in Singapore and Sands Bethworks;

•	our ability to obtain sufficient funding for our developments, including our Cotai Strip developments and in Singapore;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas and Macao, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas and Macao;

•	the popularity of Las Vegas and Macao as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao; and

•	any future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2007, LIBOR and Singapore SWAP Offer rates plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is our reporting currency, for the years ending September 30:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Short-term debt
Variable rate	$1,329.8	$—	$—	$—	$—	$—	$1,329.8	$1,329.8
Average interest rate(2)	4.4%	—	—	—	—	—	4.4%	4.4%
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$242.5
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	6.9%
Variable rate	$—	$97.7	$105.6	$136.5	$1,159.5	$4,213.8	$5,713.1	$5,713.1
Average interest rate(2)	—	7.3%	7.3%	7.3%	7.5%	6.7%	6.9%	6.9%
ASSETS
Cap Agreement(3)	$—	$0.2	$—	$—	$—	$—	$0.2	$0.2

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR and Singapore SWAP Offer rates for variable rate indebtedness.

(3)	As of September 30, 2007, we have six interest rate cap agreements with a total fair value of $0.2 million based on quoted market values from the institutions holding the agreements.

Borrowings under the $5.0 billion U.S. senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility bears interest at the alternative base rate plus 0.5% per annum or at the adjusted Eurodollar rate plus 1.5% per annum and the term loans bear interest at the alternative base rate plus 0.75% per annum or at the adjusted Eurodollar rate plus 1.75% per annum, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore credit facility bear interest at the Singapore SWAP Offer

Rate plus a spread of 1.6% per annum. $70.6 million and $19.8 million of the borrowings under the airplane financings bear interest at LIBOR plus 1.5% and 1.25% per annum, respectively.

Foreign currency transaction gains for the nine months ended September 30, 2007, were $10.3 million in relation to activity associated with our Macao and Singapore subsidiaries. We may be vulnerable to changes in U.S. dollar/pataca and U.S. dollar/Singapore dollar exchange rates. We do not hedge our exposure to foreign currency; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2007, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than in connection with the opening of The Venetian Macao in August 2007, we implemented controls and procedures at The Venetian Macao similar to those in effect at our other facilities.

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

ITEM 5 —	OTHER INFORMATION

On September 12, 2007, the employment agreement for Scott D. Henry, the Company’s Senior Vice President, Finance, expired in accordance with its terms. Mr. Henry remains employed by the Company.

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

3.2	Amended and Restated By-laws of Las Vegas Sands Corp.
10.1	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC (the “Borrower”), certain affiliates of Borrower, as Guarantors, the Lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the Lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner.
10.2	Security Agreement, dated as of August 21, 2007, between each of the Grantors party thereto and General Electric Capital Corporation, as collateral agent for the Secured Parties (as defined therein).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

November 9, 2007

By:	/s/ Robert P. Rozek
Robert P. Rozek
Senior Vice President and
Chief Financial Officer

November 9, 2007

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2	Amended and Restated By-laws of Las Vegas Sands Corp.
10.1	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC (the “Borrower”), certain affiliates of Borrower, as Guarantors, the Lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the Lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner.
10.2	Security Agreement, dated as of August 21, 2007, between each of the Grantors party thereto and General Electric Capital Corporation, as collateral agent for the Secured Parties (as defined therein).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.