Form 10-K
period 2007-12-31
LAS VEGAS SANDS CORP
filed 2008-02-29
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑           Accelerated filer  ☐           Non-accelerated filer  ☐            Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,001,585,670 based on the closing sale price on that date as reported on the New York Stock Exchange.

The Company had 355,352,992 shares of common stock outstanding as of February 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2008 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

ii

PART I

ITEM 1. — BUSINESS

Overview

Las Vegas Sands Corp. and its subsidiaries (“we” or the “Company”) own and operate The Venetian Resort Hotel Casino (“The Venetian”), The Palazzo Resort Hotel Casino (“The Palazzo”), The Sands Expo and Convention Center (“The Sands Expo Center”) and The Congress Center in Las Vegas, Nevada, and the Sands Macao and The Venetian Macao Resort Hotel (“The Venetian Macao”) in Macao, China. We are also creating a master-planned development of integrated resort properties, anchored by The Venetian Macao, which we refer to as the Cotai StripTM in Macao. In addition, we are developing Marina Bay Sands, an integrated resort in Singapore, and Sands Bethworks, an integrated resort in Bethlehem, Pennsylvania. We are exploring the possibility of developing and operating integrated resorts in additional Asian and U.S. jurisdictions, and in Europe.

Our Company

Las Vegas Sands Corp. was incorporated as a Nevada corporation in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Immediately prior to our initial public offering in December 2004, we acquired 100% of the capital stock of Las Vegas Sands, Inc., a Nevada corporation and the direct or indirect owner and operator of The Venetian, The Sands Expo Center and Sands Macao, by merging Las Vegas Sands, Inc. with and into our wholly-owned subsidiary, leaving Las Vegas Sands, Inc. as the surviving subsidiary. Las Vegas Sands, Inc. was incorporated in Nevada in April 1988. In July 2005, Las Vegas Sands, Inc. was converted into a limited liability company and changed its name to Las Vegas Sands, LLC.

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

Our principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. Management reviews the results of operations for each of our key operating segments: The Venetian, which includes The Sands Expo Center and The Congress Center; The Palazzo; Sands Macao; The Venetian Macao; and Other Asia (comprised primarily of the ferry operations). The Company also reviews its construction and development activities for each of its primary projects: The Venetian; The Palazzo; Sands Macao; The Venetian Macao; a Four Seasons hotel and casino development (“The Four Seasons Macao”); Other Asia (comprised of various other operations that are ancillary to our properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (comprised primarily of our other projects on the Cotai Strip); and Corporate and Other (comprised primarily of the airplanes and our Sands Bethworks and Las Vegas condominium projects). See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Segment Information.”

Operations

Las Vegas

Our Las Vegas operations consist of The Venetian, including The Sands Expo Center and The Congress Center, and The Palazzo. With the opening of The Palazzo, our Las Vegas properties represent the world’s largest integrated resort with 7,093 suites and approximately 225,000 square feet of gaming, which includes approximately 260 table games and 3,100 slot machines.

The Venetian has 4,027 suites situated in a 3,014-suite, 35-story three-winged tower rising above the casino and the 1,013-suite, 12-story Venezia tower situated above a parking garage. The casino at The Venetian has approximately 120,000 square feet of gaming space and includes approximately 130 table games and 1,700 slot machines. The Venetian features a variety of amenities for its guests, including a Paiza Clubtm; Canyon Ranch SpaClub, operated by Canyon Ranch; the Guggenheim Hermitage Museum, an art museum featuring masterpiece collections from the Guggenheim Museum in New York, the State Hermitage Museum in St. Petersburg, Russia and other museums; and a theater/entertainment complex featuring a wide variety of entertainment. The Venetian also includes an enclosed retail, dining and entertainment complex of approximately 440,000 square feet (“The Grand Canal Shops”), which was sold to General Growth Partners (“GGP”) in 2004.

The Palazzo, which partially opened on December 30, 2007, features modern European ambience and design reminiscent of Italian affluent living, is situated adjacent to and north of The Venetian, and is directly connected to The Venetian, The Sands Expo Center and The Congress Center. The casino at The Palazzo is approximately 105,000 square feet and has approximately 130 table games and 1,400 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,066 suites and includes a Canyon Ranch SpaClub; a Paiza Club; an entertainment center; and an enclosed shopping and dining complex of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which we have contracted to sell to GGP. We anticipate the transaction to close on February 29, 2008, or shortly thereafter.

With approximately 1.2 million gross square feet of exhibit and meeting space, The Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage). We also own and operate The Congress Center, an approximately 1.1 million gross square foot meeting and conference facility that links The Sands Expo Center and the rest of The Venetian and The Palazzo. Together, we offer approximately 2.3 million gross square feet of state-of-the-art exhibition and meeting facilities that can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows. Management believes that these combined facilities, together with the on-site amenities offered by The Venetian and The Palazzo, offer a flexible and expansive space for large-scale trade shows and conventions.

Management markets The Congress Center to complement the operations of The Sands Expo Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of The Sands Expo Center’s events. Events at The Sands Expo Center and The Congress Center typically take place during the week when Las Vegas hotels and casinos experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peak. Our goal is to draw from attendees and exhibitors at The Sands Expo Center and The Congress Center to maintain mid-week demand at our hotels from this higher-budget market segment, when room demand would otherwise be derived from the lower-budget tour-and-travel-group market segment. In 2007, approximately 1.3 million visitors attended meetings, trade shows and conventions at The Sands Expo Center and The Congress Center.

Macao

Our Macao operations consist of the Sands Macao, The Venetian Macao and other ancillary operations that support these properties.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between the Gonbei border gate and the central business district. This location provides the Sands Macao primary access to a large customer base, particularly the approximately 9.0 million visitors who arrived in Macao by ferry in 2007. The Sands Macao includes approximately 229,000 square feet of gaming space and currently has approximately 630 table games and 1,350 slot machines or similar electronic gaming devices. The Sands Macao also includes several restaurants, a spacious Paiza Club offering services and amenities to premium customers, luxurious VIP suites and spa facilities, private VIP gaming room facilities, a theater and other high-end services and amenities. We recently opened our new 238-suite hotel tower, which increased the total number of suites available to nearly 300.

On August 28, 2007, we opened The Venetian Macao, the anchor property on our Cotai Strip development, which is located approximately two miles from Macao’s newly opened Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The casino at The Venetian Macao is approximately 550,000 square feet and has approximately 820 table games and 2,650 slot machines or similar electronic gaming devices, and a designed capacity of approximately 1,150 table games and 7,000 slot machines or similar electronic gaming devices. The Venetian Macao, with a theme similar to that of The Venetian, also features a 39-floor luxury hotel tower with over 2,900 suites; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; and a 15,000-seat arena that has hosted a wide range of entertainment and sporting events. An 1,800-seat theater is currently scheduled to open in July 2008 and will feature an original production from Cirque du Soleil.

Management believes that the convention center and meeting room complex combined with the on-site amenities offered at The Venetian Macao offers a flexible and expansive space for large-scale trade shows and conventions. We market The Venetian Macao similar to our Las Vegas properties, with events at the convention and meeting room complex typically taking place during the week when hotels and casinos in Macao normally experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peak. Our goal is to draw from attendees and exhibitors at our convention and meeting room complex to maintain mid-week demand at our hotel from this higher-budget market segment.

United States Development Projects

Las Vegas Condominiums

We are in the early stages of constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late 2009 and will be built at an estimated cost of approximately $600.0 million.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that our indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. Sands Bethworks Gaming is a project venture in which we effectively own 86% of the economic interest. In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania, and in August 2007 were issued our gaming license by the Pennsylvania Gaming Control Board. We are in the process of developing a gaming, hotel, shopping and dining complex called Sands Bethworks, located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. The 124-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, up to 5,000 slot machines, a 50,000-square-foot multipurpose event center and a variety of dining options. We will own the property through our joint venture with Bethworks Now, LLC, which has yet to contribute the land in the joint venture. We expect the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. If the land is not contributed as required under our agreement with Bethworks Now, LLC, we could lose all or a substantial part of our $116.9 million investment in Sands Bethworks as of December 31, 2007. Sands Bethworks is currently expected to open in summer 2009 and will be built at an estimated cost of approximately $600.0 million.

Macao Development Projects

We have submitted development plans to the Macao government for six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres located on the Cotai Strip (which we refer to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities, as well as public common areas. We have commenced construction or pre-construction for these six parcels on the

Cotai Strip, and we plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. More specifically, we intend to develop our other Cotai Strip properties as follows:

•	Parcel 2 is intended to be The Four Seasons Macao, which will be adjacent to The Venetian Macao and is expected to be a boutique hotel under the Four Seasons brand with approximately 400 luxury hotel rooms (including 19 Paiza mansions), distinctive dining experiences, a full service spa and other amenities, approximately 70,000 square feet of gaming space, approximately 220,000 square feet of upscale retail offerings and approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units. We will own the entire development. We have entered into an exclusive non-binding letter of intent and are currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartment hotel under its Four Seasons brand. The Four Seasons Macao is expected to open in summer 2008, with the Paiza mansions coming on line in spring 2009 and the serviced luxury apartment hotel being completed in summer 2009.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,300 luxury and mid-scale hotel rooms, a casino, a retail shopping mall and approximately 320 serviced luxury apartment hotel units. We will own the entire development and have entered into management agreements with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands and Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartment hotel under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,100 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. We will own the entire development and have entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to include multi-hotel complexes with a total of approximately 6,150 luxury and mid-scale hotel rooms, a casino, retail shopping malls and approximately 450 serviced luxury apartment hotel units that are physically connected to the hotel complexes. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotels on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotels on parcel 8. We are currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We are currently negotiating the definitive agreement pursuant to which we will partner with the developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and approximately 205 serviced luxury apartment hotel units under the Intercontinental brand, on this site. We are currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,940 hotel rooms, a casino, a retail shopping mall and serviced luxury apartment hotels.

The Four Seasons Macao is currently planned to feature approximately 130 table games and 225 slot machines. The casinos on parcels 3, 5, 6, 7 and 8 are currently planned to include a total of approximately 2,025 table games and 9,250 slot machines. Upon completion, our developments on the Cotai Strip (including The Venetian Macao) are currently planned to feature approximately 19,750 suites/rooms and 1.6 million square feet of gaming space with a capacity of approximately 3,300 table games and 16,470 slot machines.

Currently, we expect the total cost to build our developments on the Cotai Strip to be approximately $12.0 billion, which includes the cost of constructing The Venetian Macao. As of December 31, 2007, we have capitalized $2.91 billion in costs on the Cotai Strip. We will need to arrange additional debt and/or equity financing to finance the balance of those costs and there is no assurance that we will be able to obtain all the additional financing required.

We have received a concession from the Macao government to build on parcels 1, 2 and 3 on the Cotai Strip, including the site on which we own and operate The Venetian Macao (parcel 1) and the site on which we are building The Four Seasons Macao (parcel 2). We do not own these land sites in Macao. However, the land concession, which has a term of 25 years and is renewable at our option, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums, which are payable over four years or are due upon the completion of the corresponding resort, as well as annual rent for the term of the land concession.

We do not yet have all the necessary Macao government approvals that we will need in order to develop all of our planned Cotai Strip developments. We have commenced construction or pre-construction for the projects on parcels 5, 6, 7 and 8 on the Cotai Strip for which we have not yet been granted land concessions. We are in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concessions for parcels 7 and 8. If we do not obtain land concessions, we could forfeit all or a substantial part of our $623.0 million in capitalized construction costs related to these developments as of December 31, 2007.

Hengqin Island Development Project

We have entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, we were informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with us to advance the development of the project. We have interfaced with this committee and are working actively with the committee as we continue to advance our plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,700 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 850,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Although construction has started on the Marina Bay Sands, we are continuing to work with the Singapore government to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. We expect the cost to design, develop and construct the Marina Bay Sands will be in excess of $4.0 billion, inclusive of payments made in 2006 for land premium, taxes and other fees. The Marina Bay Sands is expected to open in late 2009.

United Kingdom Development Projects

The United Kingdom government announced that the approval for the country’s first regional super casino had been rescinded. Should the government approve an alternative super casino site, we intend to evaluate the efficacy of participating in the tender process for that site. In addition, we have an existing agreement to develop and lease a gaming and entertainment facility with the Glasgow Rangers football club in the United Kingdom. Our ability to eventually develop and lease a gaming and entertainment facility under the agreement is subject to a number of conditions, including the passage of appropriate legislation and our ability to obtain a gaming license.

Other Development Projects

We are currently exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In December 2007, we submitted applications to the Kansas Lottery Commission for a gaming license and if we are successful, we plan to develop a casino resort in the Kansas City, Kansas, metropolitan area.

The Las Vegas Market

Competition for Our Las Vegas Operations

The hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. Competitors of The Venetian and The Palazzo include resorts on the Las Vegas Strip, such as the Bellagio, Mandalay Bay, Wynn Las Vegas and Caesars Palace, and properties off the Las Vegas Strip. Several large projects also are expected to open in the next several years. Some of these facilities are or will be operated by companies that may have significant name recognition and financial and marketing resources, and may target the same demographic groups as we do. We also compete with legalized gaming from casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as The Venetian and The Palazzo could have an adverse effect on our financial condition, results of operations or cash flows.

Our Las Vegas hotel/casino operations also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, Internet gaming websites and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could significantly and adversely affect our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities, which could adversely effect our financial condition, results of operations or cash flows.

Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, The Sands Expo Center and The Congress Center compete with the Las Vegas Convention Center (the “LVCC”), which is located off the Las Vegas Strip and currently has approximately 3.2 million gross square feet of convention and exhibit facilities. A major expansion project for the LVCC is expected to be completed in 2010. In addition to the LVCC, Mandalay Bay, MGM Grand Hotel and Casino, Mirage and Wynn Las Vegas have convention and conference facilities that are The Congress Center’s primary Las Vegas competition. Several large projects, which are expected to open in the next several years, may include additional convention and conference facilities.

To the extent that any of the competitors of The Venetian and The Palazzo can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, our competitive advantage in attracting trade show and convention, conference and meeting attendees could be adversely affected. In addition, other American cities are in the process of developing, or have announced plans to develop, convention center and other meeting, trade and exhibition facilities that may compete with ours.

The Macao Market

Introduction

Macao is regarded as the largest and fastest-growing gaming market in the world and benefits from being the only market in China to offer legalized casino gaming.

Macao as a Gaming and Resort Destination

In May 2004, Sands Macao became the first Las Vegas-style casino to open in Macao and with our opening of The Venetian Macao in August 2007, we believe that our high-quality gaming product has enabled us to capture a meaningful share of the overall market, including the VIP player market segment, in Macao.

Gaming revenues in Macao in 2007 reached a record $10.3 billion, a 46.6% increase over 2006. Visits to Macao were up 22.7% in 2007, when compared to 2006. According to Macao government statistics, during 2007 (through November), 21.4% of visitors traveling to Macao stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was between 1 and 2 nights. We expect this length of stay to increase with increased visitation, the expansion of gaming and non-gaming amenities including retail, entertainment, meeting and convention facility offerings, and the addition of upscale hotel resort accommodations in Macao.

Table games are the dominant form of gaming in Asia with baccarat being the most popular game, followed by other traditional U.S. and Asian games. Slot machines are offered in Macao, but the structure of the gaming market in Macao has historically favored table gaming. However, with the increase in the mass gaming market in Macao, slot machines of international standards are becoming an important feature of the market. We expect the slot machine business to grow in Macao and we intend to continue to introduce more modern and popular products that appeal to the Asian marketplace.

We believe that as new facilities and standards of service are introduced, Macao will become an even more desirable tourist destination. The improved experience of visitors to Macao should lead to longer stays, an increased number of return trips from existing feeder markets and the opening of several new feeder markets. In addition, we believe that a wealthier Chinese middle class will lead to increased travel to Macao and generate increased demand for gaming, entertainment and resort offerings. We also believe that the combination of less onerous travel restrictions, the greater ability of Chinese citizens to bring renminbi (the Chinese currency) to Macao, increasing regional wealth and the opening of world-class facilities will transform Macao to a multi-day travel destination similar to Las Vegas.

Proximity to Major Asian Cities

Approximately 1.0 billion people are estimated to live within a three-hour flight from Macao and approximately 3.0 billion people are estimated to live within a five-hour flight from Macao. According to Macao government statistics, 85.4% of the tourists who visited Macao in 2007 came from Hong Kong or mainland China and the dominant feeder markets to Macao have been, and continue to be, Hong Kong and China. Although the total number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 44.2% in 2002 to 30.3% in 2007, while visitors from mainland China made up 55.1% of total visitors to Macao in 2007. Until recently, mainland Chinese were permitted to visit Macao only as part of a tour group. Now that these travel restrictions have eased for mainland Chinese from most urban centers and economically developed regions, individual travel to Macao is expected to increase, generating increased demand for casino offerings.

Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short period of time, using a variety of methods of transportation, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macao, Zhuhai, Shenzhen, Guangzhou or to Hong Kong (followed by a road, ferry or helicopter trip to Macao). In addition, numerous carriers fly directly into Macao International Airport from many major cities in Asia. The relatively easy access from major population centers promotes Macao as a popular gaming destination in Asia.

Macao draws a significant number of gaming customers from both visitors to and residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, The Cotai Strip CotaiJettm, which we opened in late 2007. Macao is also accessible from Hong Kong by helicopter. In addition, the proposed bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between central Hong Kong and Macao. The bridge is expected be completed sometime between 2012 and 2015.

The Macao pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macao. However, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi. In addition, restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations.

Competition in Macao

Gaming in Macao is administered through government-sanctioned concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. The Macao government is precluded by contract from granting any additional gaming concessions until 2009. In addition, the current laws only permit three gaming concessions, although future subconcessions are permitted. However, the laws could change and permit the Macao government to grant additional gaming concessions before 2009. If the Macao government were to allow additional competitors to operate in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.

SJM, controlled by Stanley Ho, holds one of the three concessions and currently operates 19 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao, with over 40 years of operating experience in Macao. Many of its 19 casinos are relatively small facilities that are offered as amenities in hotels; however, a number are large operations enjoying significant recognition by gaming customers in the marketplace. SJM was obligated to invest at least approximately 4.7 billion patacas (approximately $584.6 million at exchange rates in effect on December 31, 2007) by March 31, 2009, under its concession agreement with the government of Macao. SJM’s projects include the Grand Lisboa; the Fisherman’s Wharf entertainment complex, which opened in December 2005; and other projects. In addition, MGM MIRAGE has entered into a joint venture agreement with Stanley Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate two major hotel/casino resorts in Macao. In April 2005, MGM Grand Paradise Limited obtained a subconcession allowing it to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and features approximately 600 rooms, 375 table games, 900 slot machines, restaurants and entertainment amenities.

Galaxy Casino Company Limited (“Galaxy”) holds a concession and has the ability to operate casino properties independent of us. Galaxy was obligated to invest at least 4.4 billion patacas (approximately $547.3 million at exchange rates in effect on December 31, 2007) by June 2012 under its concession agreement with the government of Macao. Galaxy currently operates five casinos in Macao, including StarWorld Hotel, which opened in October 2006 and has over 500 hotel rooms and a 140,000 square foot gaming floor with approximately 260 table games and 500 slot machines.

Wynn Resorts (Macau), S.A. (“Wynn Macau”), a subsidiary of Wynn Resorts Limited, holds the third concession. Wynn Macau opened in September 2006 and expanded the property in late 2007. Wynn Macau now includes an approximately 600-room hotel, a casino and other non-gaming amenities. In 2006, Wynn Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”). The subconcession right permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, a PBL affiliate opened the Crown Macau, which includes an approximately 216-room hotel, a casino and other non-gaming amenities.

Our Macao operations will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. We will also encounter competition from other major gaming centers worldwide.

Advertising and Marketing

We advertise in many types of media, including television, radio, newspapers, magazines and billboards, to promote general market awareness of our properties as unique vacation, business and convention destinations due to our first-class hotels, casinos, retail stores, restaurants and other amenities. We actively engage in direct marketing as allowed in various geographic regions, which is targeted at specific market segments, including the premium slot and table games markets.

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

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•	the maintenance of effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	the establishment of a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations and procedures could have an adverse effect on our Las Vegas operations.

Las Vegas Sands, LLC is licensed by the Nevada Gaming Authorities to operate both The Venetian and The Palazzo as a single resort hotel as set forth in the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. Las Vegas Sands, LLC is also registered as an intermediary company of Venetian Casino Resort, LLC. Venetian Casino Resort, LLC is licensed as a manufacturer and distributor of gaming devices. Las Vegas Sands, LLC and Venetian Casino Resort, LLC are collectively referred to as the “licensed subsidiaries.” Las Vegas Sands Corp. is registered with the Nevada Commission as a publicly-traded corporation (the “registered corporation”). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We, and the licensed subsidiaries, possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian and The Palazzo.

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

We, and the licensed subsidiaries, are required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all of our and our licensed subsidiaries’ material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.

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

We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities and we are also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

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

License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

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

Commonwealth of Pennsylvania

Sands Bethworks Gaming is subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board, the Pennsylvania State Police and other agencies (collectively, the “PaGCB”).

On December 20, 2006, we were awarded one of two category 2 “at large” gaming licenses available in Pennsylvania, and a location in the Pocono Mountains was awarded the other category 2 “at large” license. On the same day, two category 2 licenses were awarded to applicants for locations in Philadelphia, one category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded permanent category 1 licenses. The principal difference between category 1 and category 2 licenses is that the former is available only to certain race tracks. A category 1 or category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania, and in August 2007 were issued our gaming license by the Pennsylvania Gaming Control Board. Just prior to the opening of Sands Bethworks, we will be required to make a deposit of $5.0 million to cover weekly withdrawals of our appropriate share of the cost of regulation and the amount withdrawn must be replenished weekly.

We must notify the PaGCB if we become aware of any proposed or contemplated change of control including more than 5% of the ownership interests of Sands Bethworks Gaming or of more than 5% of the ownership interests of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, including Las Vegas Sands Corp. The acquisition by a person or a group of persons acting in concert of more than 20% of the ownership interests of Sands Bethworks Gaming or of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming with the exception of the ownership interest of a person at the time of the original licensure when the license fee was paid, would be defined as a change of control under applicable Pennsylvania gaming law and regulations. Upon a change of control, the acquirer of the ownership interests would be required to qualify for licensure and to pay a new license fee of $50.0 million. The PaGCB retains the discretion to eliminate the need for qualification and may reduce the license fee upon a change of control. The PaGCB may provide up to 120 days for any person who is required to apply for a license and who is found not qualified to completely divest the person’s ownership interest.

Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant’s good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances, an “institutional investor” as defined under the regulations of the PaGCB, which acquires beneficial ownership of 10% or more, but less than 15% of our voting securities, may not be required to be licensed by the PaGCB. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.

In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.

Macao Concession and Our Subconcession

In June 2002, the Macao government granted a concession to operate casinos in Macao to Galaxy. Galaxy was one of three entities to be granted a casino license in Macao. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao and The Venetian Macao, separately from Galaxy. Under the subconcession agreement, we were obligated to develop and open The Venetian Macao and a convention center by December 2007, which we did. We are also obligated to operate casino games of chance or games of other forms in Macao and are required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $547.3 million at exchange rates in effect on December 31, 2007) in various development projects in Macao by June 2009, which have been fulfilled as of December 31, 2007.

If the Galaxy concession is terminated for any reason, our subconcession will remain in effect. The subconcession may be terminated by agreement between ourselves and Galaxy. Galaxy is not entitled to terminate the subconcession unilaterally. However, the Macao government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. Galaxy will develop hotel and casino projects separately from us.

We are subject to licensing and control under applicable Macao law and are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information that the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of Venetian Macau Limited and its subsidiaries (“VML”) without first obtaining the approval of the Macao gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders’ rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.

Our subconcession agreement requires approval of the Macao government for transfers of shares, or of any rights over such shares, in any of the direct or indirect stockholders in VML, including us, provided that such shares or rights are, directly or indirectly, equivalent to an amount that is equal or higher than 5% of the share capital in VML. This approval requirement will not apply, however, if the securities are listed and tradable on a stock market. In addition, this agreement requires that the Macao government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, including us, provided that such shares or rights are indirectly equivalent to an amount that is equal or higher than 5% of the share capital in VML. This notice requirement will not apply, however, to securities listed and tradable on a stock exchange.

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

Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time prescribed by the Macao gaming authorities may lose their rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

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

The Macao government also has the right, after consultation with Galaxy, to unilaterally terminate the subconcession agreement at any time upon the occurrence of specified events of default, including:

•	the operation of gaming without permission or operation of business which does not fall within the business scope of the subconcession;

•	the suspension of operations of our gaming business in Macao without reasonable grounds for more than seven consecutive days or more than fourteen non-consecutive days within one calendar year;

•	the unauthorized transfer of all or part of our gaming operations in Macao;

•	the failure to pay taxes, premiums, levies or other amounts payable to the Macao government;

•	the failure to resume operations following the temporary assumption of operations by the Macao government;

•	the repeated failure to comply with decisions of the Macao government;

•	the failure to provide or supplement the guarantee deposit or the guarantees specified in the subconcession within the prescribed period;

•	the bankruptcy or insolvency of VML;

•	fraudulent activity by VML;

•	serious and repeated violation by VML of the applicable rules for carrying out casino games of chance or games of other forms or the operation of casino games of chance or games of other forms;

•	the grant to any other person of any managing power over VML; or

•	the failure by a controlling shareholder in VML to dispose of its interest in VML following notice from the gaming authorities of another jurisdiction in which such controlling shareholder is licensed to operate casino games of chance to the effect that such controlling shareholder can no longer own shares in VML.

In addition, we must comply with various covenants and other provisions under the subconcession, including obligations to:

•	ensure the proper operation and conduct of casino games;

•	employ people with appropriate qualifications;

•	operate and conduct casino games of chance in a fair and honest manner without the influence of criminal activities;

•	safeguard and ensure Macao’s interests in tax revenue from the operation of casinos and other gaming areas; and

•	maintain a specified level of insurance.

The subconcession agreement also allows the Macao government to request various changes in the plans and specifications of our Macao properties and to make various other decisions and determinations that may be binding on us. For example, the Macao government has the right to require that we contribute additional capital to our Macao subsidiaries or that we provide certain deposits or other guarantees of performance in any amount determined by the Macao government to be necessary. VML is limited in its ability to raise additional capital by the need to first obtain the approval of the Macao gaming and governmental authorities before raising certain debt or equity.

If our subconcession is terminated, all of our casino gaming operations and related equipment in Macao would be automatically transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. In many of these instances, the subconcession agreement does not provide a specific cure period within which any such events may be cured and, instead, we would rely on consultations and negotiations with the Macao government to give us an opportunity to remedy any such default.

The Sands Macao and The Venetian Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.

Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all our casino operations and related equipment in Macao will automatically be transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem our subconcession by giving us at least one year prior notice and by paying us fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. See “Risk Factors — Risks Associated with Our International Operations — We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right.”

Under the subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2007). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,314, $18,657 and $124, respectively, at exchange rates in effect on December 31, 2007), subject to a minimum of 45.0 million patacas (or $5.6 million at exchange rates in effect on December 31, 2007). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage will be subject to change in 2010.

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

Development Agreement with Singapore Tourism Board

On August 23, 2006, MBS, a wholly-owned subsidiary of the Company, entered into the Development Agreement with the STB to design, develop, construct and operate an integrated resort in Singapore called the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort will include, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that has been awarded a concession to operate a casino in Singapore. Under the Development Agreement, the STB has provided a ten-year exclusive period during which only two licensees will be granted the right to operate a casino in Singapore. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the proposed site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and roadworks within and/or outside the proposed site.

The casino concession provided under the Development Agreement is for 30 years commencing from the date the Development Agreement was entered into. In order to renew the casino concession, MBS must give notice to the STB and other relevant authorities in Singapore at least five years before its expiration in August 2036. However, the Singapore government may terminate the casino concession prior to its expiration in order to serve the best interests of the public, in which event fair compensation will be paid to MBS.

Under the Development Agreement, MBS is required to be licensed by the relevant gaming authorities in Singapore before it can commence operating the casino under the casino concession. In connection with issuing the gaming license, the relevant gaming authorities will look into various factors relating to MBS, including, but not limited to, (i) its reputation, character, honesty and integrity, (ii) whether or not it is sound and stable from a financial point of view, (iii) confirming that it has a satisfactory corporate ownership structure, (iv) the adequacy of its financial resources in order to ensure the financial viability of the proposed casino operations, (v) whether it has engaged and employed persons who have sufficient experience managing and operating a casino and that are suitable to act in such capacities, (vi) its ability to sufficiently establish and maintain a successful casino operation, (vii) confirming that there are no business associations with any person, body or association who is not of good repute, has a disregard for character, honesty and integrity, or has undesirable or unsatisfactory financial resources, (viii) determining whether the persons associated or connected with the ownership, administration or management of the casino operations or business are suitable persons to act in such capacity and (ix) the development and operation plan for the casino.

The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project and prohibitions on any such subdivision during an exclusivity period of approximately eleven years from the signing of the Development Agreement. The Development Agreement also contains provisions relating to the construction of the project and associated deadlines for substantial completion and opening; the location of the casino within the project site and casino licensing issues; insurance requirements; and limitations on MBS’ ability to assign the lease or sub-lease any portion of the land during the exclusivity period. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.

The Development Agreement requires MBS to invest at least 3.85 billion Singapore dollars (“SGD,” approximately $2.66 billion at exchange rates in effect as of December 31, 2007) in the integrated resort, which investment is to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license. However, the casino license will not be granted by the relevant authorities in Singapore until at least 50% of the required investment has been made and at least 50% of the construction of the integrated resort is complete. MBS must complete the construction of the Marina Bay Sands by no later than August 22, 2014. MBS currently plans to complete and open substantially all of the integrated resort, including the casino, at the same time in late 2009. Under the terms of the Development Agreement, MBS has agreed to design, develop and construct the integrated resort in accordance with the plans set forth in its response to the request for proposal which was ultimately accepted by the STB. Any changes in the overall design and the components of the integrated resort from what was contained in the response to the request for proposal will require the prior approval of the Singapore government.

Under the proposed casino regulations, employees who exercise a significant influence over, or with respect to, the operations in the casino will need to be licensed by the relevant authorities in Singapore. MBS will also have to comply with proposed regulations concerning the location, floor plans and layout of the casino; internal controls with respect to casino operations; relationships with and permitted payments to junket operators; security; casino access by Singaporeans and non-Singaporeans; and those relating to social controls and maintaining law and order. These regulations have not been published, but MBS is actively engaged in a regular dialogue with the relevant authorities in Singapore in connection with the drafting, adoption and compliance with the proposed casino regulations.

Under the Development Agreement, MBS will have to pay an annual license fee that will cover the costs of implementing and enforcing the proposed regulations. This is expected to be between SGD 12.5 million to SGD 15.0 million (approximately $8.6 million and $10.4 million, respectively, at exchange rates in effect as of December 31, 2007) and will be reviewed every three years. The Company must continue to be the single largest entity with a direct or indirect controlling interest in MBS for the first ten years from the date of the Development Agreement, and its interest must be at least 20% thereafter. The Company is currently a 100% indirect controlling shareholder of MBS.

There will be a casino tax of 15% imposed on the gross gaming revenue from the casino, except in the case of gaming by premium VIP players, in which case a casino tax of 5% will be imposed on the gross gaming revenue generated from such VIP players. The tax rates will not be changed for at least 15 years. The casino tax will be deductible against the corporate income tax payable by MBS to the Singapore tax authorities. The provision for bad debts arising from the extension of credit granted to gaming patrons will not be deductible against gross gaming revenue when calculating the casino tax but will be deductible for the purposes of calculating corporate income tax (subject to the prevailing law). MBS will not be permitted to extend credit in connection with gaming at the casino except to premium players and non-Singapore residents.

The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet). The following will not be counted towards the gaming area: back of house facilities, reception, toilets, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. The casino located within the Marina Bay Sands may not have more than 2,500 gaming machines, but there is no limit on the number of tables for casino games permitted in the casino.

Employees

We directly employ approximately 28,000 employees worldwide and hire temporary employees on an as-needed basis. The employees at The Venetian and The Palazzo are not covered by collective bargaining agreements.

We are not aware of any union activity at our Macao operations. We believe that we have good relations with our employees.

The unions currently on the Las Vegas Strip include Local 226 Culinary, Workers Union of the Hotel Employees and Restaurant Employees International Union, the Operating Engineers Union and the Teamsters Union. Prior to and since the opening of The Venetian, Local 226 has requested that we recognize it as the bargaining agent for employees of The Venetian. We have declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel/casino operators have taken a similar position, Local 226 has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants, and investors, objecting to various administrative approvals and picketing. Local 226 has engaged in these types of tactics with respect to The Venetian and may continue to do so. Although we believe we will be able to operate despite such dispute, no assurance can be given that we will be able to do so or that the failure to do so would not result in a material adverse effect on our financial condition, results of operations or cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material effect on our financial condition, results of operations or cash flows.

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

Intellectual Property

Our principal intellectual property consists of, among others, the “Sands,” “Venetian,” “Palazzo” and “Paiza” trademarks, all of which have been registered in various classes in the United States. In addition, we have also applied to register numerous other trademarks in connection with our properties and development projects in the U.S., Macao and Singapore. We have also registered and/or applied to register many of our trademarks in various foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are periodically renewed. It is our intent to maintain our trademark registrations.

Agreements Relating to the Malls

The Grand Canal Shops

On April 12, 2004, we entered into an agreement with GGP to sell The Grand Canal Shops and lease to GGP certain restaurant and other retail space at the casino level of The Venetian for approximately $766.0 million. We completed the sale of The Grand Canal Shops on May 17, 2004. On the same date, we leased to GGP 19 spaces on the casino level of The Venetian currently occupied by various retail and restaurant tenants for 89 years with annual rent of one dollar per year, and GGP assumed our interest as landlord under the various space leases associated with these 19 spaces. In addition, on the same date, we agreed with GGP to:

•	continue to be obligated to fulfill certain lease termination and asset purchase agreements;

•	lease the Blue Man Group Theater space located within The Grand Canal Shops from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year;

•	lease the gondola retail store and the canal space located within The Grand Canal Shops from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.5 million per year; and

•	lease certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual rent of $0.9 million.

The lease payments relating to the Blue Man Group Theater, the canal space within The Grand Canal Shops and the office space from GGP are subject to automatic increases of 5% in the sixth lease year and each subsequent fifth lease year.

The Shoppes at The Palazzo

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open. We are selling The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended, regarding the development and sale of The Shoppes at The Palazzo (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale of The Shoppes at The Palazzo to GGP, which we expect to be on February 29, 2008, or shortly thereafter, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million and only taking into account tenants open for business or paying rent as of the closing date). We are in the process of finalizing the amount of the initial payment; however, we expect it to range between $285.0 million and $295.0 million. Pursuant to the Amended Agreement, at the fourth, eighth, 12th, 18th, and 24th month after closing, the required purchase price will be adjusted (up or down, but will never be less than $250.0 million) based on projected net operating income for the upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date and will be based on the formula described above. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and the final purchase price adjustment will be calculated by applying the base rent and other periodic payments payable by all tenants in the 30th month to the entire 12-month period, as defined. Based on our continuing relationship with GGP related to its ownership of The Grand Canal Shops, knowledge of local market conditions and discussions with tenants, management believes the total purchase price to be paid by GGP will be in excess of $700.0 million.

Cooperation Agreement

Our business plan calls for each of The Venetian, The Palazzo, The Sands Expo Center, The Congress Center, The Grand Canal Shops and The Shoppes at The Palazzo, though separately owned, to be integrally related components of one facility (the “Integrated Resort”). In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of all portions of the Integrated Resort, and has priority over the liens securing Las Vegas Sands, LLC’s senior secured credit facility and any future liens that may secure any indebtedness of the owners of any portion of the Integrated Resort. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.

Operating Covenants.  The cooperation agreement regulates certain aspects of the operation of The Sands Expo Center, The Grand Canal Shops, The Venetian, The Palazzo and The Shoppes at The Palazzo. For example, under the cooperation agreement, we are obligated to operate The Venetian continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and to use The Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of The Grand Canal Shops and The Shoppes at The Palazzo are obligated to operate their properties exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The Venetian is operated in accordance with a “Venetian” theme, the owner of The Grand Canal Shops must operate The Grand Canal Shops in accordance with the overall Venetian theme.

Maintenance and Repair.  We must maintain The Venetian and The Palazzo as well as some common areas and common facilities that are to be shared with The Grand Canal Shops and The Shoppes at The Palazzo. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owners of The Grand Canal Shops and The Shoppes at The Palazzo. We must also maintain, repair, and restore The Sands Expo

Center and certain common areas and common facilities located in The Sands Expo Center. The owners of The Grand Canal Shops and The Shoppes at The Palazzo must maintain, repair, and restore The Grand Canal Shops and The Shoppes at The Palazzo and certain common areas and common facilities located within.

Insurance.  We and the owners of The Grand Canal Shops and The Shoppes at The Palazzo must maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.

Parking.  The cooperation agreement also addresses issues relating to the use of Intergrated Resort’s parking facilities and easements for access. The Venetian, The Palazzo, The Grand Canal Shops, The Shoppes at The Palazzo and The Sands Expo Center may use the parking spaces in the Integrated Resort’s parking facilities on a “first come, first served” basis, as long as each property retains use of sufficient spaces to comply with specified minimum parking standards. This means that each property shall have the right to use, at a minimum, sufficient spaces to comply with applicable laws and to conduct its business as permitted under the cooperation agreement. The Integrated Resort’s parking facilities are owned, maintained, and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the Integrated Resort. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.

Utility Easement.  All property owners have also granted each other all appropriate and necessary easement rights to utility lines servicing the Integrated Resort.

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

Sale of The Grand Canal Shops or The Shoppes at The Palazzo by GGP.  We have a right of first offer in connection with any proposed sale of The Grand Canal Shops or The Shoppes at The Palazzo by GGP. We also have the right to receive notice of any default by GGP sent by any lender holding a mortgage on The Grand Canal Shops or The Shoppes at The Palazzo, if any, and the right to cure such default subject to our meeting certain net worth tests.

ITEM 1A. —	RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely effect our business, financial condition, results of operations or cash flows. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer may be particularly sensitive to downturns in the economy. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fears of war, future acts of terrorism, general economic conditions, disposable consumer income, fears of recession and changes in consumer confidence in the economy could reduce customer demand for the luxury products and leisure services we offer, thus imposing practical limits on pricing and harming our operations.

Our business is sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. A substantial number of our customers for The Venetian and The Palazzo use air travel to come to Las Vegas. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas, including our properties. Developments in the conflicts in certain countries, and regional issues such as tension between the People’s Republic of China and Taiwan and issues relating to North Korea could have a similar effect on domestic and international travel. Most of our customers travel to reach our Las Vegas and Macao properties. Only a small amount of our business is generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely effect our financial condition, results of operations or cash flows.

An outbreak of highly infectious disease could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

In 2003, Taiwan, China, Hong Kong, Singapore and certain other regions experienced an outbreak of a highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome (“SARS”). As a result of the outbreak, there was a decrease in travel to and from, and economic activity in, affected regions, including Macao. In addition, there have been fears concerning the spread of an “avian flu” in Asia. Potential future outbreaks of SARS, avian flu or other highly infectious diseases may adversely affect the number of visitors to our operating properties and our other properties we are currently developing. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees are suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations or cash flows.

There are significant risks associated with our planned construction projects, which could adversely effect our financial condition, results of operations or cash flows from these planned facilities.

Our ongoing and future construction projects, such as our Cotai Strip projects, Marina Bay Sands, Sands Bethworks and the Las Vegas condominiums, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

We have not entered into a fixed-price or guaranteed maximum price contract with a single construction manager or general contractor for the construction of our projects. As a result, we rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor will put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required, we may not be able to open or complete these projects, which may have an adverse impact on our business and prospects for growth.

The anticipated costs and completion dates for our projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and more actual construction work is performed. A failure to complete our projects on budget or on schedule may adversely effect our financial condition, results of operations or cash flows.

The failure to obtain the necessary financing, or satisfy these funding conditions, could adversely effect our ability to construct our development projects.

Because we are currently dependent upon our properties in two markets for all of our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.

We currently do not have material assets or operations other than our Las Vegas and Macao properties. As a result, we will be entirely dependent upon these properties for all of our cash flow until we complete the development of our Marina Bay Sands, Sands Bethworks and remaining Cotai Strip projects.

Given that our operations are currently conducted at properties in Las Vegas and Macao and that a large portion of our planned future development is in Macao and Singapore, we will be subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:

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

We are highly leveraged and have substantial debt service obligations. As of December 31, 2007, we had approximately $7.57 billion of long-term debt outstanding. This substantial indebtedness could have important consequences to us. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

•	require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds available for our operations and development projects;

•	limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	subject us to higher interest expense in the event of increases in interest rates to the extent a portion of our debt is and will continue to be at variable rates of interest.

We expect that all of our current projects will be funded with additional borrowings from our existing credit facilities, with the exception of the remaining Cotai Strip developments. We have a $3.3 billion credit facility for the partial financing of the Sands Macao expansion, The Venetian Macao, The Four Seasons Macao and certain of our other Cotai Strip developments. A significant portion of the Sands Macao’s cash flows was used to finance the construction of The Venetian Macao. This credit facility will not cover all of the costs of our remaining Cotai Strip developments. We expect that the construction of the Cotai Strip developments will require significant additional debt and/or equity financings. We cannot assure you that we will obtain all the financing required for the construction and opening of our remaining Cotai Strip developments.

The terms of our debt instruments may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take some actions that may otherwise be in our best interests.

Our current debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to:

•	incur additional debt, including providing guarantees or credit support;

•	incur liens securing indebtedness or other obligations;

•	dispose of assets;

•	make certain acquisitions;

•	pay dividends or make distributions and make other restricted payments, such as purchasing equity interests, repurchasing junior indebtedness or making investments in third parties;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into transactions with our stockholders and our affiliates.

In addition, our U.S., Macao and Singapore credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further description of these covenants. Our future debt agreements could contain financial or other covenants more restrictive than those applicable under our existing instruments.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters, acts of war or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

We also have builder’s risk insurance for many of our projects in Las Vegas, Pennsylvania, Macao and Singapore. Builder’s risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder’s risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.

In addition, although we currently have insurance coverage for occurrences of terrorist acts with respect to our properties and for certain losses that could result from these acts, our terrorism coverage is subject to the same risks and deficiencies as those described above for our all-risk property coverage. The lack of sufficient insurance for these types of acts could expose us to substantial losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on our operations.

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.

We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely effect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

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

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson. Mr. Adelson, William P. Weidner, Bradley H. Stone, Robert G. Goldstein and Robert P. Rozek have each entered into employment agreements; however, we cannot assure you that any of these individuals will remain with us. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We are controlled by a principal stockholder whose interest in our business may be different than yours.

Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members beneficially own approximately 69% of our outstanding common stock as of December 31, 2007. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. Because Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members own more than 50% of the voting power of our company, we are considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance requirements that our board of directors and our compensation committee be independent, do not apply to us. As a result, the ability of our independent directors to influence our business policies and affairs may be reduced. The interests of Mr. Adelson may conflict with your interests.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.

We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that the debt instruments for the financing of our other developments, including our Cotai Strip developments, will contain similar restrictions.

Risks Associated with Our U.S. Operations

We face significant competition in Las Vegas which could materially adversely effect our financial condition, results of operations or cash flows. Some of our competitors have substantial resources and access to capital, and several of them are expanding or renovating their facilities. In addition, any significant downturn in the trade show and convention business could significantly and adversely affect our mid-week occupancy rates and business.

The hotel, resort and casino businesses in Las Vegas are highly competitive. We also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, as well as hotel/casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of our competitors are subsidiaries or divisions of large public companies and have substantial financial and other resources.

In addition, various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

We also compete with legalized gaming from casinos located on Native American tribal lands, including those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as The Venetian and The Palazzo could have an adverse effect on our results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could adversely effect our financial condition, results of operations or cash flows.

The Sands Expo Center and The Congress Center provide recurring demand for mid-week room nights for business travelers who attend meetings, trade shows and conventions in Las Vegas. The Sands Expo Center and The Congress Center presently compete with other large convention centers, including convention centers in Las Vegas and other cities. Competition will be increasing for The Sands Expo Center and The Congress Center as a result of planned additional convention and meeting facilities, as well as the enhancement or expansion of existing convention and meeting facilities, in Las Vegas. Also, other American cities are in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse effect on our financial position, results of operations or cash flows.

The loss of our gaming license or our failure to comply with the extensive regulations that govern our operations could have an adverse effect on our financial condition, results of operations or cash flows.

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Commission, the Nevada Board and the CCLGLB. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us.

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

Certain beneficial owners of our voting securities may be required to file an application with, and be investigated by, the Nevada Gaming Authorities, and the Nevada Commission may restrict the ability of a beneficial owner to receive any benefit from our voting securities and may require the disposition of shares of our voting securities, if a beneficial owner is found to be unsuitable.

Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an “institutional investor” as defined under the regulations of the Nevada Commission, which acquires beneficial ownership of more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

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

Certain beneficial owners of our voting securities may be required to file a license application with, and be investigated by, the Pennsylvania Gaming Control Board, the Pennsylvania State Police and other agencies.

Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant’s good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances, an “institutional investor” as defined under the regulations of the PaGCB, which acquires beneficial ownership of 10% or more, but less than 15% of our voting securities, may not be required to be licensed by the PaGCB. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.

Furthermore, a person or a group of persons acting in concert who acquire(s) more than 20% of our securities, with the exception of the ownership interest of a person at the time of original licensure when the license fee was paid, would trigger a “change in control” (as defined under applicable law). Such a “change in control” could require us to re-apply for licensure by the PaGCB and incur a $50.0 million license fee.

In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.

If we are unable to maintain an acceptable working relationship with GGP and/or if GGP breaches any of its material agreements with us, there could be a material adverse effect on our financial condition, results of operations or cash flows.

We have entered into agreements with GGP under which, among other things:

•	GGP has agreed to operate The Grand Canal Shops subject to, and in accordance with, the cooperation agreement;

•	leases for The Shoppes at The Palazzo must be jointly approved by us and GGP; and

•	we lease from GGP certain office space and space located within The Grand Canal Shops in which the canal and the gondola retail store are located and the Blue Man Group Theater .

Each of the above-described agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP. For example:

•	if we are unable to agree with GGP on leases for The Shoppes at The Palazzo, the purchase price we will ultimately be paid for The Shoppes at The Palazzo could be substantially reduced, and there would, at least for a certain period of time, be an empty or partially empty mall within The Palazzo; and

•	the cooperation agreement that governs the relationships between The Shoppes at The Palazzo and The Palazzo and The Grand Canal Shops and The Venetian requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

There could be similar material adverse consequences to us if GGP breaches any of its agreements to us, such as its agreement under the cooperation agreement to operate The Grand Canal Shops consistent with the standards of first-class restaurant and retail complexes and the overall Venetian theme, and its various obligations as our landlord under the leases described above. Although the various agreements with GGP do provide us with various remedies in the event of any breaches by GGP and also include various dispute-resolution procedures and mechanisms, these remedies, procedures and mechanisms may be inadequate to prevent a material adverse effect on our operations and financial condition if breaches by GGP occur or if we do not maintain an acceptable working relationship with GGP.

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

Credit play at our Las Vegas properties is significant while at our Macao properties table games play is primarily cash play. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2007, our table games drop at our Las Vegas properties was approximately 62.6% from credit-based guest wagering. These large receivables could have a significant impact on our operating results if deemed uncollectible.

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

Risks Associated with Our International Operations

Conducting business in Macao and Singapore has certain political and economic risks which may effect the financial condition, results of operations or cash flows of our Asian operations.

We currently own and operate the Sands Macao and The Venetian Macao. We are developing and plan to operate additional hotels, casinos and convention centers on the Cotai Strip in Macao. We also plan to own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao are, and our operations in Singapore will be, also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely affecting our profitability after tax. Further, the percentage of our gross gaming revenues that we must contribute annually to the Macao authorities is subject to change in 2010. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.

As we expect a significant number of consumers to come to our Macao properties from China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or reversal of China’s current policies of liberalizing restrictions on travel and currency movements could adversely impact the number of visitors from China to our Macao properties as well as the amounts they are willing to spend at our properties.

Current Macao laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macao. However, these laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, which differs from our interpretation and could have a material adverse effect on our financial condition, results of operations or cash flows. We expect the Marina Bay Sands to be the first gaming facility to open in Singapore following the government’s adoption of gaming legislation in 2005. Accordingly, the laws and regulations relating to gaming and their interpretations are untested.

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

We are constructing projects on the Cotai Strip in Macao on land for which we have not yet been granted concessions. If we do not obtain land concessions, we could forfeit all or a substantial part of our investment in these sites and would not be able to build or operate the planned facilities on these sites.

Land concessions in Macao generally have terms of 25 years, with automatic extensions at our option of 10 years thereafter and there are common rates based on land use generally used to determine the cost of these land concessions. We have not yet obtained land concessions from the Macao government for parcels 5, 6, 7 and 8 on the Cotai Strip. We are currently in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. If we do not obtain a land concession for parcels 5, 6, 7 and/or 8, we will not be able to open and operate the planned projects on these sites and we could forfeit all or a substantial part of our $623.0 million in capitalized construction costs related to these sites as of December 31, 2007.

The Macao government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.

The Macao government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML’s serious non-compliance with its basic obligations under the subconcession and applicable Macao laws. Upon termination of our subconcession, all of our casino gaming operations and related equipment in Macao would be automatically transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right.

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

The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. In addition, we expect competition to increase in the near future from local and foreign casino operators. SJM, which is controlled by Stanley Ho, currently operates 19 gaming facilities in Macao, including the Grand Lisboa; the Fisherman’s Wharf entertainment complex; and a number of new hotel/casino projects. In addition, MGM MIRAGE entered into a joint venture agreement with Stanley Ho’s daughter, Pansy Ho Chiu-king, to develop, build and operate two major hotel/casino resorts in Macao. The MGM Grand

Macau opened in December 2007 and features approximately 600 rooms, 375 table games, 900 slot machines, restaurants and entertainment amenities.

In addition, Wynn Macau opened in September 2006 and expanded the property in late 2007. Wynn Macau now includes an approximately 600-room hotel, a casino and other non-gaming amenities. In May 2007, a PBL Affiliate opened the Crown Macau, which includes an approximately 216-room hotel, a casino and other non-gaming amenities. The other concessionaire holder, Galaxy, currently operates five casinos in Macao, including StarWorld Hotel that opened in October 2006.

Our Macao operations will also compete to some extent with casinos located elsewhere in Asia, such as Malaysia’s Genting Highlands, as well as gaming venues in Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Hong Kong, Japan, Singapore, Taiwan and Thailand and other gaming centers worldwide. The proliferation of gaming venues in Southeast Asia could significantly and adversely effect our financial condition, results of operations or cash flows.

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

Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees. In addition, the Macao government requires us to only hire Macao residents as dealers in our casinos. There is significant competition in Macao for employees with the skills required to perform the services we offer and competition for these individuals is likely to increase as we open our remaining Cotai Strip developments and as other competitors expand their operations. We expect competition in Singapore for employees with the skills we require as we develop and open the Marina Bay Sands. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees. If we are unable to attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macao and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are dependent upon gaming junket operators for a significant portion of our gaming revenues in Macao.

Junket operators, who organize tours, or junkets, for high-roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macao. With the rise in gaming in Macao, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, our ability to grow our gaming revenues will be hampered and we may seek alternative ways to develop relationships with high-roller customers, which may not be as profitable as our junket programs.

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

Certain Nevada gaming laws apply to our planned gaming activities and associations in other jurisdictions where we operate or plan to operate.

Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the State of Nevada. We are required to comply with certain reporting requirements concerning our proposed gaming activities and associations occurring outside the State of Nevada, including Macao and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if we:

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

In addition, if the Nevada Board determines that one of our actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, we can be required by it to file an application with the Nevada Commission for a finding of suitability of such activity or association. If the Nevada Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, we will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Commission find that our gaming activities or associations in Macao or certain other jurisdictions where we operate are unsuitable, we may be prohibited from undertaking our planned gaming activities or associations in those jurisdictions.

The Macao gaming authorities exercise similar powers for purposes of assessing suitability in relation to our activities in jurisdictions outside of Macao.

We may not be able to monetize some of our real estate assets.

Part of our business strategy in Macao relies upon our ability to profitably operate and/or sell certain of our real estate assets once developed, including retail malls and vacation suites, and to use the proceeds of these operations and sales to refinance, or repay in part our construction loans for these assets, as well as to provide investment capital for additional development both in Macao and elsewhere. Our ability to sell these assets will be subject to market conditions, applicable legislation, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, we will have to seek alternative sources of capital to refinance in part our construction loans and for other investment capital. These alternative sources of capital may not be available on commercially reasonable terms or at all.

VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas.

The Macao government has granted VML a quota to permit it to hire foreign workers. VML has effectively assigned the management of this quota to its contractors for the construction of The Venetian Macao and other projects on the Cotai Strip. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers’ compensation laws. VML requires each contractor to whom it has assigned the management of part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor’s failure to fulfill employer obligations. VML’s agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors complete work on the projects. We cannot assure you that VML’s contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or that the amount of any indemnification will be sufficient to pay for any obligations VML may owe to employees managed by contractors under VML’s quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.

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

We operate a passenger ferry service between Macao and Hong Kong under a concession granted by the Macao government. The loss of the ferry concession could have a material adverse effect on our financial condition, results of operations or cash flows.

We operate a passenger ferry service between the Cotai Strip in Macao and Hong Kong under a concession granted by the Macao government. Another transportation company claims that the grant of the ferry service was improper and has sued the Macao government seeking a review of the government’s decision. Our inability to operate our ferry service could result in a significant loss of visitors to our Cotai Strip properties, including The Venetian Macao, and could have a material adverse effect on our financial condition, results of operations or cash flows.

We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2008.

We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying corporate income tax on profits generated by the operation of casino games. We will continue to benefit from this tax exemption through the end of 2008. We plan to file a request for an extension with the Macao government. We cannot assure you that this tax exemption will be extended beyond the expiration date and we do not expect this tax exemption to apply to our non-gaming activities.

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

The Development Agreement between MBS and the STB contains events of default which could permit the STB to terminate the agreement without compensation to us. If the Development Agreement is terminated, we could lose our right to open and operate the Marina Bay Sands and our investment in Marina Bay Sands could be lost.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2. — PROPERTIES

We own an approximately 63-acre parcel of land on which The Venetian, The Palazzo and The Sands Expo Center sit and an approximately 19-acre parcel of land located to the east of the 60-acre parcel. We own these parcels of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances. Las Vegas Sands, LLC’s new senior secured credit facility is, subject to certain exceptions, collateralized by a first priority security interest (subject to permitted liens) in substantially all of Las Vegas Sands, LLC’s property.

We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and parcels 1, 2 and 3 on the Cotai Strip, including the site on which we own and operate The Venetian Macao (parcel 1) and the site on which we are building The Four Seasons Macao (parcel 2). We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums, which are payable over four years or are due upon the completion of the corresponding resort, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions.

We do not yet have all the necessary Macao government approvals that we will need in order to develop our remaining Cotai Strip developments. Although, we have commenced construction or pre-construction for our projects on parcels 5, 6, 7 and 8 on the Cotai Strip, we have not yet obtained a land concession for these parcels from the Macao government, which holds title to the land. Land concessions in Macao generally have terms of 25 years, with automatic extensions at our option of 10 years thereafter and there are common rates based on land use generally used to determine the cost of these land concessions. We are currently in the process of negotiating with the Macao government to obtain the land concession, which will require us to pay certain premiums and rent, for parcels 5 and 6, and we will subsequently negotiate the land concession for parcels 7 and 8. We believe we will be successful in obtaining the land concessions; however, in the event we are unable to obtain concessions for the land underlying parcels 5, 6, 7 and/or 8, we could lose all or a substantial part of our $623.0 million in capitalized construction costs related to these developments as of December 31, 2007.

Under the Development Agreement with the STB to build and operate the Marina Bay Sands in Singapore, we paid SGD 1.2 billion (approximately $830.0 million at exchange rates in effect on December 31, 2007) in premium payments for the 60-year lease of the land on which the resort will be built plus an additional SGD 105.6 million (approximately $73.0 million at exchange rates in effect on December 31, 2007) for various taxes and other fees. Of this combined amount, $854.4 million has been capitalized on the balance sheet as leasehold interest in land with $19.4 million amortized as of December 31, 2007.

The Sands Bethworks development will be located on the approximately 124-acre site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. The property will be owned by the Company through its joint venture with Bethworks Now, LLC, which has yet to contribute the land in the joint venture. We expect the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. If the land is not contributed as required under the agreement between the Company and Bethworks Now, LLC, we could lose all or a substantial part of our $116.9 million investment in Sands Bethworks as of December 31, 2007.

In 2004, we entered into a long-term lease with a third party for airspace over which part of The Shoppes at The Palazzo was constructed. We acquired fee title to the airspace in order to build the proposed Las Vegas condominium tower in January 2008.

ITEM 3. — LEGAL PROCEEDINGS

In addition to the matters described below, we are party to various legal matters and claims arising in the ordinary course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice on October 23, 2007 and a conforming order was entered in December 2007. The parties have agreed to complete limited additional discovery by the end of February 2008. Argument on the appeal of the denial of the lien motion in the State Court has been scheduled by the Supreme Court for March 2008 and an initial trial call of the State Court Case also has been scheduled for March 2008. In January 2008, Malcolm filed a series of three motions and again sought summary judgment on the counterclaim filed in the State Court Case. Based upon the advice of legal counsel, management has determined that based on proceedings to date, an adverse outcome is not probable. Lido intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp. (“LVSC”), Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is currently set for trial in April 2008. Based upon the advice of legal counsel, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macao gaming subconcession as well as other related claims. In April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has begun in this matter and the case is currently set for trial in December 2008. Based upon the advice of legal counsel, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), VCR, Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to our Macao gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the Court granted defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs have appealed this decision. Based upon the advice of legal counsel, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated.

	High	Low

2006
First Quarter	$58.03	$38.44
Second Quarter	$78.90	$54.68
Third Quarter	$77.86	$57.68
Fourth Quarter	$97.25	$66.06
2007
First Quarter	$109.45	$81.00
Second Quarter	$91.93	$71.24
Third Quarter	$142.75	$75.56
Fourth Quarter	$148.76	$102.50
2008
First Quarter (through February 21, 2008)	$105.38	$70.70

As of February 21, 2008, there were 355,352,992 shares of our common stock issued and outstanding that were held by 259 stockholders of record.

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

Our subsidiaries’ long-term debt arrangements place material restrictions on their ability to pay cash dividends to the Company. This will restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt.”

Recent Sales of Unregistered Securities

There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.

Performance Graph

The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and a peer group of companies, during the period from the Company’s initial public offering on December 15, 2004 through December 31, 2007. The selected peer group for 2005, 2006 and 2007 is comprised of three gaming companies considered to be the Company’s closest competitors: Harrah’s Entertainment, Inc., MGM MIRAGE and Wynn Resorts Limited. The selected peer group for 2004 included these three companies, as well as Caesars Entertainment, Inc. and Mandalay Resort Group. In 2005, Caesars Entertainment, Inc. was acquired by Harrah’s Entertainment, Inc. and Mandalay Resort Group was acquired by MGM MIRAGE. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	Cumulative Total Return
	12/15/04	12/31/04	12/31/05	12/31/06	12/31/07

Las Vegas Sands Corp	$100.00	$103.09	$84.77	$192.18	$221.33
S&P 500	$100.00	$103.40	$108.48	$125.62	$132.52
Peer Group	$100.00	$104.38	$102.83	$148.30	$193.98

The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ITEM 6. — SELECTED FINANCIAL DATA

The following reflects selected historical financial data that should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2007(1)	2006	2005	2004(2)	2003
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Gross revenues	$3,104,422	$2,340,178	$1,824,225	$1,258,570	$736,610
Promotional allowances	(153,855)	(103,319)	(83,313)	(61,514)	(44,856)

Net revenues	2,950,567	2,236,859	1,740,912	1,197,056	691,754
Operating expenses	2,620,557	1,662,762	1,251,461	578,588	505,628

Operating income	330,010	574,097	489,451	618,468	186,126
Interest expense, net	(172,344)	(69,662)	(63,181)	(130,337)	(120,317)
Other income (expense)	(8,682)	(189)	(1,334)	(131)	825
Loss on early retirement of debt	(10,705)	—	(137,000)	(6,553)	—

Income before income taxes	138,279	504,246	287,936	481,447	66,634
Benefit (provision) for income taxes(3)	(21,591)	(62,243)	(4,250)	13,736	—

Net income	$116,688	$442,003	$283,686	$495,183	$66,634

Per Share Data(4)
Basic earnings per share	$0.33	$1.25	$0.80	$1.52	$0.21

Diluted earnings per share	$0.33	$1.24	$0.80	$1.52	$0.20

Dividends declared per share	$—	$—	$—	$0.44	$0.01

OTHER DATA
Capital expenditures	$3,793,703	$1,925,291	$860,621	$465,748	$279,948

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

BALANCE SHEET DATA
Total assets	$11,466,517	$7,126,458	$3,879,739	$3,601,478	$1,917,035
Long-term debt	$7,517,997	$4,136,152	$1,625,901	$1,485,064	$1,525,116
Stockholders’ equity	$2,260,274	$2,075,154	$1,609,538	$1,316,001	$162,108

(1)	The Venetian Macao opened on August 28, 2007, and The Palazzo partially opened on December 30, 2007.

(2)	The Sands Macao opened on May 18, 2004.

(3)	Prior to December 2004, Las Vegas Sands, Inc. had elected to be taxed as an S corporation and its wholly-owned subsidiaries were either limited liability companies or S corporations, each of which was a pass-through entity for federal income tax purposes.

(4)	Earnings per share and shares outstanding for all periods presented retroactively reflect the impact of the Company’s 2004 pre-initial public offering stock split.

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

Operations

We own and operate integrated resorts in Las Vegas and Macao, and have current on-going development projects in Macao on the Cotai Strip, and in Singapore and Pennsylvania.

The Palazzo, which partially opened in December 2007, had an inconsequential impact on our Las Vegas operations. Approximately 61.9% of gross revenue at The Venetian, The Sands Expo Center and The Congress Center for the year ended December 31, 2007, was derived from hotel rooms, food and beverage, and other non-gaming sources and 38.1% was derived from gaming. The percentage of non-gaming revenue for The Venetian reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

Our Macao operations consist of the Sands Macao, The Venetian Macao, which opened in August 2007, and other ancillary operations that support these properties and will support our on-going development projects on the Cotai Strip as well. Approximately 94.8% of the Sands Macao’s gross revenue for the year ended December 31, 2007, was derived from gaming activities, with the remainder primarily derived from food and beverage services. Approximately 81.4% of The Venetian Macao’s gross revenue for the period ended December 31, 2007, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.

United States Development Projects

Las Vegas Condominiums

We are in the early stages of constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late 2009 and will be built at an estimated cost of approximately $600.0 million.

Sands Bethworks

We are in the process of developing a gaming, hotel, shopping and dining complex called Sands Bethworks located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. Sands Bethworks is currently expected to open in summer 2009 and will be built at an estimated cost of approximately $600.0 million.

Macao Development Projects

We have submitted development plans to the Macao government for six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres located on the Cotai Strip. The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities, as well as public common areas. Upon completion, our developments on the Cotai Strip (including The Venetian Macao) are currently planned to feature approximately 19,750 suites/rooms and 1.6 million square feet of gaming space with a capacity of approximately 3,300 table games and 16,470 slot machines.

Singapore Development Project

In August 2006, MBS entered into the Development Agreement with the STB to build and operate an integrated resort called the Marina Bay Sands in Singapore. Although construction has started on the Marina Bay Sands, we are continuing to work with the Singapore government to finalize various aspects of the integrated resort and are in the process of revising our cost estimates for the project. We expect the cost to develop and construct the Marina Bay Sands will be in excess of $4.0 billion, inclusive of payment made in 2006 for the land premium, taxes and other fees. The Marina Bay Sands is expected to open in late 2009.

Other Development Projects

We are currently exploring the possibility of developing and operating integrated resorts in additional Asian and U.S. jurisdictions, and in Europe.

Summary Financial Results

The following table summarizes our results of operations:

	Year Ended December 31,
		Percent		Percent
	2007	Change	2006	Change	2005
	(In thousands, except for percentages)

Net revenues	$2,950,567	31.9%	$2,236,859	28.5%	$1,740,912
Operating expenses	2,620,557	57.6%	1,662,762	32.9%	1,251,461
Operating income	330,010	(42.5)%	574,097	17.3%	489,451
Income before income taxes	138,279	(72.6)%	504,246	75.1%	287,936
Net income	116,688	(73.6)%	442,003	55.8%	283,686

	Percent of Net Revenues Year Ended December 31,
	2007	2006	2005

Operating expenses	88.8%	74.3%	71.9%
Operating income	11.2%	25.7%	28.1%
Income before income taxes	4.7%	22.5%	16.5%
Net income	4.0%	19.8%	16.3%

As a growth company with a significant development pipeline, our historical financial results will not be indicative of our future results as we continue to open new properties, including our remaining Cotai Strip developments and Marina Bay Sands.

Key Operating Revenue Measurements

Operating revenues at our Las Vegas properties and The Venetian Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for the Sands Macao as its revenues are principally driven by casino customers that visit the casino on a daily basis. Visitors to our Macao properties arrive by ferry, automobile, bus, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao and elsewhere.

The following are the key measurements we use to evaluate operating revenue:

Casino revenue measurements for Las Vegas:  Table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of table game drop of 20.0% to 22.0% and slot machines produce a statistical average win percentage (calculated before slot club cash incentives) as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

Casino revenue measurements for Macao:  Macao table games are segregated into two groups, consistent with the Macao market’s convention: Rolling Chip play (all VIP play) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip play is table games drop as described above. Rolling Chip volume and Non-Rolling Chip volume are not equivalent as Rolling Chip volume is a measure of amounts wagered versus dropped. Rolling Chip volume is substantially higher than table games drop. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.

We view Rolling Chip table games win as a percentage of Rolling Chip volume and Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of table game drop of 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 62.6% of table games revenues for the year ended December 31, 2007. Table games play at our Macao properties are conducted primarily on a cash basis with only 19.4% credit-based wagering for the year ended December 31, 2007.

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

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2007	2006	Percent Change
	(In thousands, except for percentages)

Casino	$2,250,421	$1,676,061	34.3%
Rooms	437,357	350,606	24.7%
Food and beverage	238,252	187,819	26.9%
Convention, retail and other	178,392	125,692	41.9%

	3,104,422	2,340,178	32.7%
Less — promotional allowances	(153,855)	(103,319)	48.9%

Total net revenues	$2,950,567	$2,236,859	31.9%

Consolidated net revenues were $2.95 billion for the year ended December 31, 2007, an increase of $713.7 million compared to $2.24 billion for the year ended December 31, 2006. The increase in net revenues was due primarily to the opening of The Venetian Macao in August 2007.

Casino revenues for the year ended December 31, 2007, increased $574.4 million as compared to the year ended December 31, 2006. Of the increase, $549.3 million was attributable to the opening of The Venetian Macao in August 2007 and $32.6 million was attributable to the growth of our casino operations at the Sands Macao, offset by a slight decrease at The Venetian of $6.8 million, attributable to a decrease in win percentage as compared to the year ended December 31, 2006. The following table summarizes the results of our casino revenue activity:

	Year Ended December 31,
	2007	2006	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$1,296,869	$1,264,290	2.6%
Non-Rolling Chip table games drop	$3,525,609	$4,178,655	(15.6)%
Non-Rolling Chip table games win percentage	18.7%	18.6%	0.1	pts
Rolling Chip volume	$26,325,271	$17,114,962	53.8%
Rolling Chip win percentage	2.97%	3.18%	(0.21	)pts
Slot handle	$1,181,050	$1,048,795	12.6%
Slot hold percentage	6.9%	7.7%	(0.8	)pts
The Venetian Macao
Total casino revenues	$549,298	$—	—%
Non-Rolling Chip table games drop	$1,115,812	$—	—%
Non-Rolling Chip table games win percentage	17.3%	—%	—	pts
Rolling Chip volume	$17,071,475	$—	—%
Rolling Chip win percentage	2.64%	—%	—	pts
Slot handle	$490,068	$—	—%
Slot hold percentage	7.9%	—%	—	pts
The Venetian
Total casino revenues	$405,014	$411,771	(1.6)%
Table games drop	$1,353,683	$1,266,931	6.8%
Table games win percentage	22.3%	26.0%	(3.7	)pts
Slot handle	$2,483,531	$2,136,267	16.3%
Slot hold percentage	6.0%	6.5%	(0.5	)pts

In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered. The table above excludes The Palazzo for 2007 as the two days of operations are not material or indicative of future results.

Room revenues for the year ended December 31, 2007, increased $86.8 million as compared to the year ended December 31, 2006. The increase was primarily attributable to $63.4 million from The Venetian Macao as well as an increase in the average daily room rate at The Venetian. The Palazzo suites were not open to the public until

January 2008. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore have not been included in the following table, which summarizes the results of our room revenue activity.

	Period Ended December 31,
	2007	2006	Change

The Venetian
Average daily room rate	$258	$239	7.9%
Occupancy rate	98.4%	98.7%	(0.3	)pts
Revenue per available room	$254	$236	7.6%
The Venetian Macao
Average daily room rate	$221	$—	—%
Occupancy rate	85.7%	—%	—	pts
Revenue per available room	$190	$—	—%

Food and beverage revenues for the year ended December 31, 2007, increased $50.4 million as compared to the year ended December 31, 2006. The increase was primarily attributable to $21.2 million from The Venetian Macao and increases of $11.4 million at the Sands Macao due to the increased number of visitors and $8.0 million at The Venetian from two of our joint venture restaurants which opened during summer 2007.

Convention, retail and other revenues for the year ended December 31, 2007, increased $52.7 million as compared to the year ended December 31, 2006. The increase was primarily attributable to $41.3 million of revenues from The Venetian Macao, consisting principally of rental revenues from the mall, and approximately $9.6 million of other revenue related to large group room cancellations at The Venetian.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2007	2006	Percent Change
	(In thousands, except for percentages)

Casino	$1,435,662	$925,033	55.2%
Rooms	94,219	85,651	10.0%
Food and beverage	118,273	89,113	32.7%
Convention, retail and other	97,689	64,315	51.9%
Provision for doubtful accounts	26,369	18,067	46.0%
General and administrative	319,357	230,355	38.6%
Corporate expense	94,514	59,570	58.7%
Rental expense	31,787	13,478	135.8%
Pre-opening expense	189,280	37,673	402.4%
Development expense	9,728	26,112	(62.7)%
Depreciation and amortization	202,557	110,771	82.9%
Loss on disposal of assets	1,122	2,624	(57.2)%

Total operating expenses	$2,620,557	$1,662,762	57.6%

Operating expenses were $2.62 billion for the year ended December 31, 2007, an increase of $957.8 million as compared to $1.66 billion for the year ended December 31, 2006. The increase in operating expenses was primarily attributable to the higher operating revenues, growth of our operating businesses in Macao and to a lesser extent in Las Vegas, and pre-opening activities as more fully described below.

Casino expenses for the year ended December 31, 2007, increased $510.6 million as compared to the year ended December 31, 2006. Of the $510.6 million increase, $322.1 million was due to the 39.0% gross win tax on higher casino revenues from our properties in Macao. An additional $109.6 million in casino-related expenses

(exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao. The remaining increase was primarily attributable to additional payroll-related expenses and our Rolling Chip program at Sands Macao.

Rooms expense increased $8.6 million, food and beverage expense increased $29.2 million and convention, retail and other expense increased $33.4 million. These increases were primarily due to the associated increase in the respective revenue categories as noted above.

The provision for doubtful accounts was $26.4 million for the year ended December 31, 2007, compared to $18.1 million for the year ended December 31, 2006, due primarily to a $10.6 million provision for one customer in the beginning of 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the year ended December 31, 2007, increased $89.0 million as compared to the year ended December 31, 2006. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao, with $69.5 million of the increase being incurred at The Venetian Macao and $6.9 million being incurred in Las Vegas and at Sands Macao related to stock-based compensation expense.

Corporate expense for the year ended December 31, 2007, increased $34.9 million as compared to the year ended December 31, 2006. The increase was attributable to increases of $16.2 million in legal and professional fees, $5.2 million in payroll-related expenses, $4.5 million in travel-related expenses and $9.0 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Rental expense for the year ended December 31, 2007, increased $18.3 million as compared to the year ended December 31, 2006. The increase is primarily attributable to a full year of amortization of Singapore’s leasehold interest in land, which we entered into in August 2006, and amortization of the leasehold interest in land for parcels 1, 2 and 3 on the Cotai Strip, which we entered into in February 2007.

Pre-opening and development expenses were $189.3 million and $9.7 million, respectively, for the year ended December 31, 2007, as compared to $37.7 million and $26.1 million, respectively, for the year ended December 31, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2007, were primarily related to the opening of The Venetian Macao and The Palazzo, and activities at our other Cotai Strip, Marina Bay Sands and Sands Bethworks projects. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the year ended December 31, 2007, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S. We expect that pre-opening and development expenses will decrease due to the opening of The Venetian Macao and The Palazzo during 2007.

Depreciation and amortization expense for the year ended December 31, 2007, increased $91.8 million as compared to the year ended December 31, 2006. The increase was primarily the result of The Venetian Macao (totaling $60.0 million) and a full year of depreciation expense related to the Sands Macao podium expansion (an increase of $7.0 million), which was placed into service in August 2006. Additionally, there was $7.5 million in accelerated deprecation expense during the year ended December 31, 2007, related to the replacement of assets at The Venetian in connection with the room renovation project.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2007	2006
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$468,056	$230,447
Less — capitalized interest	(223,248)	(94,594)

Interest expense, net	$244,808	$135,853

Cash paid for interest	$438,301	$215,975
Average total debt balance	$6,148,835	$2,898,936
Weighted average interest rate	7.5%	7.9%

Interest cost increased $237.6 million as compared to the year ended December 31, 2006, resulting from the substantial increase in our average long-term debt balances, the proceeds from which were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. The increase in interest cost was offset by the capitalization of $223.2 million of interest during the year ended December 31, 2007, as compared to $94.6 million of capitalized interest during the year ended December 31, 2006. We expect our interest cost will continue to increase as our long-term debt balances increase. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Affecting Earnings

Interest income for the year ended December 31, 2007, was $72.5 million, an increase of $6.3 million as compared to $66.2 million for the year ended December 31, 2006. The increase was attributable to additional invested cash balances, primarily from our borrowings under the U.S. senior secured credit facilities and the Macao credit facility that have not yet been spent.

Other expense for the year ended December 31, 2007, was $8.7 million as compared to $0.2 million for the year ended December 31, 2006. The $8.7 million expense amount was primarily attributable to foreign exchange translation losses associated with U.S. denominated debt held in Macao.

The loss on early retirement of debt of $10.7 million for the year ended December 31, 2007, was due to the refinancing of our U.S. senior secured credit facility and the early retirement of the construction loan related to The Shoppes at The Palazzo.

Our effective income tax rate for the year ended December 31, 2007, was 15.6%. The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. Based on Macanese law and the treatment of other gaming operators, we believe the income tax exemption will be extended for an additional five-year term. The effective tax rate was 12.3% for the year ended December 31, 2006, primarily due to the application of the aforementioned Macao income tax exemption. The effective income tax rate for 2007 was higher than the 2006 period due to no tax benefit being recorded on certain losses in some foreign jurisdictions and our geographic income mix.

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2006	2005	Percent Change
	(In thousands, except for percentages)

Casino	$1,676,061	$1,250,090	34.1%
Rooms	350,606	323,560	8.4%
Food and beverage	187,819	147,510	27.3%
Convention, retail and other	125,692	103,065	22.0%

	2,340,178	1,824,225	28.3%
Less — promotional allowances	(103,319)	(83,313)	24.0%

Total net revenues	$2,236,859	$1,740,912	28.5%

Consolidated net revenues were $2.24 billion for the year ended December 31, 2006, an increase of $495.9 million compared to $1.74 billion for the year ended December 31, 2005. The increase in net revenues was due primarily to an increase in casino revenues of $426.0 million, which was primarily attributable to the growth of our operations at the Sands Macao.

Casino revenues for the year ended December 31, 2006, increased $426.0 million as compared the year ended December 31, 2005. Of the increase, $382.1 million was attributable to the growth of our casino operations at the Sands Macao due primarily to the formal introduction of our Rolling Chip program in March 2005 and casino expansion in August 2006. The following table summarizes the results of our casino revenue activity:

	Year Ended December 31,
	2006	2005	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$1,264,290	$882,175	43.3%
Non-Rolling Chip table games drop	$4,178,655	$4,002,635	4.4%
Non-Rolling Chip table games win percentage	18.6%	16.5%	2.1	pts
Rolling Chip volume	$17,114,962	$9,982,942	71.4%
Rolling Chip win percentage	3.18%	2.40%	0.78	pts
Slot handle	$1,048,795	$720,085	45.6%
Slot hold percentage	7.7%	8.4%	(0.7	)pts
The Venetian
Total casino revenues	$411,771	$367,915	11.9%
Table games drop	$1,266,931	$1,184,468	7.0%
Table games win percentage	26.0%	20.0%	6.0	pts
Slot handle	$2,136,267	$2,039,224	4.8%
Slot hold percentage	6.5%	6.3%	0.2	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the year ended December 31, 2006, increased $27.0 million as compared to the year ended December 31, 2005. The increase was attributable to the increase in the average daily room rate as well as a slight increase in the occupancy rate. The following table summarizes the results of our room revenue activity:

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

Convention, retail and other revenues for the year ended December 31, 2006, increased $22.6 million as compared to the year ended December 31, 2005. The increase is primarily attributable to $7.6 million of additional convention revenues from The Sands Expo Center and $10.4 million in revenues associated with the Blue Man Group, the Phantom of the Opera and the Gordie Brown performances, which began in October 2005, June 2006 and October 2006, respectively.

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

Casino expenses for the year ended December 31, 2006, increased $268.4 million as compared to the year ended December 31, 2005. Of the increase in casino expenses, $176.1 million was due to the 39.0% gross win tax on casino revenues in Macao. Despite the higher gross win tax, casino operating margins at Sands Macao are similar to those at The Venetian primarily because of lower labor, marketing and sales expenses in Macao. As the Rolling Chip volume increases as a percentage of our total gaming operations, casino margins will decrease due to the commissions paid under the Rolling Chip program. The remaining increase was primarily attributable to the additional payroll related expenses related to the continued growth of our operations at Sands Macao and the casino expansion in August 2006.

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

General and administrative expenses for the year ended December 31, 2006, increased $37.5 million as compared to the year ended December 31, 2005. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao as well as $7.1 million related to stock-based compensation expense recorded in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R.

Corporate expense for the year ended December 31, 2006, increased $21.3 million as compared to the year ended December 31, 2005. Of the increase in corporate expense, $19.5 million was related to payroll and other operating expenses as we increase our headcount in the corporate area to support our continued expansion activities and $5.4 million related to stock-based compensation recorded in connection with the adoption of SFAS No. 123R, partially offset by a $5.0 million charitable contribution that was made in 2005 that did not recur in 2006.

Pre-opening and development expenses were $37.7 million and $26.1 million, respectively, for the year ended December 31, 2006, compared to $3.7 million and $22.2 million, respectively, for the year ended December 31, 2005. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2006, were primarily related to The Venetian Macao project and to the expansion of the Sands Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the year ended December 31, 2006, were primarily related to our activities in Singapore, Pennsylvania and Europe. We expect that pre-opening and development expenses will continue to increase as we progress with The Venetian Macao and other Cotai Strip projects in Macao, The Palazzo in Las Vegas, Marina Bay Sands in Singapore, Hengqin Island and Pennsylvania, as well as our continued pursuit of development opportunities elsewhere.

Depreciation and amortization expense for the year ended December 31, 2006, increased $15.5 million as compared to the year ended December 31, 2005. The increase was primarily due to additional depreciation expense as a result of capital improvements at The Venetian and Sands Macao.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2006	2005
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$230,447	$118,992
Less — capitalized interest	(94,594)	(22,700)

Interest expense, net	$135,853	$96,292

Cash paid for interest	$215,975	$111,066
Average total debt balance	$2,898,936	$1,520,913
Weighted average interest rate	7.9%	7.8%

Interest expense, net of amounts capitalized, for the year ended December 31, 2006, increased $39.6 million as compared to the year ended December 31, 2005. This increase is primarily attributable to an increase in our average long-term debt balances resulting primarily from the completion of the $2.5 billion Macao credit facility, in May 2006, to support our development activities in Macao and the $1.53 billion Singapore bridge facility, in August 2006, to support the development of the Marina Bay Sands. We expect interest expense will continue to increase as our long-term debt balances and interest rates increase. This increase was offset by the capitalization of $94.6 million of interest during the year ended December 31, 2006, compared to $22.7 million of capitalized interest during the year ended December 31, 2005. We expect capitalized interest will continue to increase as The Venetian Macao and The Palazzo projects approach their anticipated 2007 opening dates and as we increase our construction activities on the Cotai Strip, at Marina Bay Sands and Sands Bethworks.

Other Factors Affecting Earnings

Interest income for the year ended December 31, 2006, was $66.2 million, an increase of $33.1 million as compared to $33.1 million for the year ended December 31, 2005. The increase was attributable to additional invested cash balances, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility.

The loss on early retirement of debt of $137.0 million during the year ended December 31, 2005, was the result of the redemption of Las Vegas Sands, Inc.’s $843.6 million in aggregate principal amount of 11% mortgage notes and VML’s $120.0 million in aggregate principal amount of senior secured notes.

Our effective income tax rate for the year ended December 31, 2006, was 12.3%. The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. The effective tax rate was 1.5% for the year ended December 31, 2005, primarily due to the tax benefit associated with the loss on early retirement of debt in the 2005 period, as well as the application of the aforementioned Macao income tax exemption.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by (used in) operations	$365,457	$(196,720)	$589,916

Investing cash flows:
Capital expenditures	(3,793,703)	(1,925,291)	(860,621)
Change in restricted cash	556,276	(310,565)	(265,386)
Acquisition of gaming license included in other assets	(50,000)	—	—

Net cash used in investing activities	(3,287,427)	(2,235,856)	(1,126,007)

Financing cash flows:
Dividends paid to shareholders	—	—	(21,052)
Proceeds from exercise of stock options	30,221	7,226	313
Proceeds from long term-debt	5,135,076	2,619,995	812,222
Repayments of long-term debt	(1,775,801)	(132,746)	(969,127)
Other	(66,631)	(51,493)	(125,074)

Net cash provided by (used in) financing activities	3,322,865	2,442,982	(302,718)

Effect of exchange rate on cash	(11,811)	814	757

Net increase (decrease) in cash and cash equivalents	$389,084	$11,220	$(838,052)

Cash Flows — Operating Activities

Table games play at our Las Vegas properties is conducted on a cash and credit basis while table games play at our Macao properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the year ended December 31, 2007, was $365.5 million, an increase of $562.2 million as compared with cash used in operating activities of $196.7 million for the year ended December 31, 2006. The main factor contributing to the increase is the payments of leasehold interests in land. In 2006, we paid $786.7 million for the Singapore leasehold interest in land and in 2007, we made payments totaling $235.2 million for the Macao leasehold interests in land related to parcels 1, 2 and 3 and the Sands Macao hotel tower expansion. This increase is offset by a decrease in operating income (as previously described) during the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Cash Flows — Investing Activities

Capital expenditures for the year ended December 31, 2007, totaled $3.79 billion, including $1.96 billion for construction and development activities in Macao (including the Sands Macao, The Venetian Macao and our other developments on the Cotai Strip); $1.18 billion for construction and development activities at The Palazzo and The Shoppes at The Palazzo; $364.6 million for construction and development activities in Singapore; $152.2 million on expansions, improvements and maintenance capital expenditures at The Venetian and The Sands Expo Center in Las Vegas; and $129.9 million for corporate and other activities, primarily for the purchase of aircraft and the construction of Sands Bethworks.

Restricted cash decreased $556.3 million due primarily to decreases in restricted cash balances at The Venetian, The Palazzo and The Sands Expo Center, which totaled $413.7 million, due primarily to construction payments related to The Palazzo and, to a lesser extent, the refinancing of the new $5.0 billion senior secured credit facility, which removed restrictions on certain cash balances. There was also a $406.2 million decrease in the restricted cash balances in Macao due to the use of proceeds from loan draws to fund additional construction costs for The Venetian Macao and a $50.0 million decrease related to the payment for our Pennsylvania gaming license, offset by an increase of $318.5 million in restricted cash balances held in Singapore for construction-related payments.

Cash Flows — Financing Activities

For the year ended December 31, 2007, net cash flows provided from financing activities were $3.32 billion. The net increase was primarily attributable to the net borrowings of $2.99 billion under the new U.S. senior secured credit facility, $1.55 billion under the Macao credit facility, $339.8 million under the Singapore bridge facility and $89.5 million under the airplane financings, offset by the net repayment of existing U.S. borrowings of $1.43 billion for the prior senior secured credit facility, $114.5 million for The Shoppes at The Palazzo construction loan and $90.9 million for The Sands Expo Center mortgage loan.

Capital and Liquidity

As previously described, we have a number of significant development projects underway in the United States, Macao and Singapore for which we expect construction to continue through 2011. In the United States, the estimated costs to build the Las Vegas condominium tower and the Sands Bethworks project are each approximately $600.0 million, of which we have capitalized approximately $82.1 million and $66.9 million, respectively. In Macao, the estimated cost to build our developments on the Cotai Strip (including The Venetian Macao) is approximately $12.0 billion, of which we have capitalized approximately $2.91 billion. In Singapore, although construction has started on the Marina Bay Sands, we are continuing to work with the Singapore government to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. We expect that the cost to design, develop and construct the Marina Bay Sands will be in excess of $4.0 billion (inclusive of payments made in 2006 for the land premium, taxes and other fees) of which we have incurred approximately $1.39 billion.

We have principally funded our global development projects through borrowings under the bank credit facilities of our operating subsidiaries, operating cash flows and proceeds from the disposition of non-core assets. In 2007, we began to execute our financing strategy to secure additional borrowing capacity to fund our existing and future development projects and operations in Asia, including Macao and Singapore, and the United States.

In April 2007, we increased the size of our Macao credit facility to fund our Macao development projects from $2.5 billion to $3.3 billion by exercising our right to access an additional $800.0 million of incremental facilities under the accordion feature provided under the Macao credit facility. The incremental $800.0 million consisted of an additional $600.0 million of term loans and an increase of $200.0 million to the revolving credit facility to $700.0 million. In connection with the increase in the Macao credit facility, the lenders also approved a reduction of the interest rate margin for all classes of loans by 50 basis points, thereby reducing our overall interest expense under the Macao credit facility. As of December 31, 2007, we had approximately $449.0 million available for borrowing under the revolving credit facility portion of the Macao credit facility. We are currently in the preliminary stages of exploring our options with respect to refinancing our Macao credit facility, the proceeds of which would be used to refinance the amount currently outstanding under the Macao credit facility as well as provide incremental borrowings to continue to fund our development projects on the Cotai Strip in Macao.

In May 2007, we initiated our U.S. refinancing efforts by entering into a $5.0 billion senior secured credit facility. A portion of the proceeds of this facility was used to refinance the indebtedness collateralized by our Las Vegas integrated resort, including The Venetian, The Palazzo, The Shoppes at The Palazzo and The Sands Expo Center, and to fund design, development and construction costs incurred in the connection with the completion of The Palazzo, which partially opened on December 30, 2007, The Shoppes at The Palazzo and the Las Vegas condominiums. We completed our U.S. refinancing efforts by entering into a $167.0 million amended and restated

FF&E credit facility in August 2007, the proceeds of which are being used to finance or refinance the acquisition of furniture, fixtures and equipment located in The Venetian and The Palazzo. As of December 31, 2007, we had approximately $1.97 billion and $105.0 million of available borrowing capacity under the senior secured credit facility and the amended and restated FF&E credit facility, respectively. The senior secured credit facility permits us to make investments in our foreign subsidiaries and our other development projects outside of Las Vegas in an amount not to exceed $2.1 billion, and permits us to invest in our Sands Bethworks project so long as no more than 30% of any such investment is in the form of equity. As of December 31, 2007, we have used approximately $705.8 million of the permitted $2.1 billion to fund a portion of our required equity contribution to the Marina Bay Sands project and investments with respect to our other Asian development projects, including in Macao.

In December 2007, we entered into a SGD 5.44 billion credit facility (approximately $3.76 billion at exchange rates in effect at December 31, 2007) to fund construction costs and expenses at the Marina Bay Sands, which closed and funded in January 2008. A portion of the proceeds of this facility, together with a portion of our initial SGD 800.0 million (approximately $553.4 million at exchange rates in effect at December 31, 2007) equity contribution, were used to repay outstanding borrowings of approximately SGD 1.92 billion (approximately $1.33 billion at exchange rates in effect at December 31, 2007) on the existing Singapore bridge facility. The remaining funds available for borrowing under the Singapore credit facility will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. Under the terms of the Singapore credit facility, we are obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. We have funded our current equity contribution requirement through borrowings under our U.S. senior secured credit facility.

Due to these substantial development activities, included in current liabilities were construction payables of approximately $717.5 million as of December 31, 2007. As a portion of the current liabilities will be funded out of our long-term borrowing capacity, we had a working capital deficit of approximately $114.2 million as of December 31, 2007. Subsequent to year-end, we borrowed approximately $450.0 million on our credit facilities, of which approximately $225.0 million was used to pay construction payables outstanding as of December 31, 2007.

We held unrestricted and restricted cash and cash equivalents of approximately $857.2 million and $411.8 million, respectively, as of December 31, 2007. We believe that our existing cash balances, operating cash flows from The Venetian and The Palazzo and the proceeds from the anticipated sale of The Shoppes at the Palazzo to GGP and our Las Vegas condominium units, together with our available borrowing capacity under the U.S. senior secured credit facility and the FF&E credit facility, will be sufficient to fund the estimated development and construction costs for the Las Vegas condominiums and the Sands Bethworks projects during 2008. In addition, we believe that these funds will also enable us to fund our equity contribution requirement for the Marina Bay Sands project and provide additional capital to our Macao subsidiaries to fund a portion of our development projects on the Cotai Strip in Macao during this same time period.

Existing restricted and unrestricted cash balances at our Macao subsidiaries, operating cash flows from the Sands Macao and The Venetian Macao and available borrowing capacity under the Macao credit facility, together with funds made available under our U.S. senior secured credit facility, will be used to fund current development and construction costs for the Cotai Strip development activities in the short term. However, we will need to arrange additional debt and/or equity financing in the near term to continue to fund our design, development and construction activities at the remaining Cotai Strip development projects. We expect to complete this refinancing in 2008.

In the near term, we will continue to borrow significant amounts under our existing and future bank credit facilities as we fund our global construction and development projects. In connection with such borrowing needs, we regularly evaluate conditions in the global credit markets. However, we may not be able to obtain additional borrowings when necessary or on credit terms as favorable as our existing credit facilities. If we are not able to obtain the requisite financing or the terms are not as favorable as we anticipate, we may be required to slow or suspend our global development activities, including our Cotai Strip development, until such financing or other sources of funds become available.

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2007:

	Payments Due by Period Ending December 31, 2007(12)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Long-Term Debt Obligations(1)
New Senior Secured Credit Facility — Term B	$30,000	$60,000	$60,000	$2,835,000	$2,985,000
6.375% Senior Notes	—	—	—	250,000	250,000
Airplane Financings	3,688	7,375	7,375	71,046	89,484
FF&E Financing	6,142	29,940	25,334	—	61,416
Other U.S.	1,819	3,556	1,482	—	6,857
Macao Credit Facility — Term B and Local Term	4,500	93,813	935,437	866,250	1,900,000
Macao Credit Facility — Term B Delayed	1,750	14,000	684,250	—	700,000
Macao Credit Facility — Revolving Facility	—	—	251,000	—	251,000
Other Macao	6,434	—	—	—	6,434
Singapore Bridge Facility — Term Loan	—	—	311,053	283,351	594,404
Singapore Bridge Facility — Floating Rate Notes	—	—	380,176	349,179	729,355
Fixed Interest Payments	16,025	31,875	31,875	34,531	114,306
Variable Interest Payments(2)	468,824	921,258	786,165	334,375	2,510,622
Contractual Obligations
HVAC Provider Fixed Payments(3)	6,826	5,119	—	—	11,945
Former Tenants(4)	650	1,300	1,300	7,377	10,627
Employment Agreements(5)	7,974	7,633	—	—	15,607
Macao Leasehold Interests in Land(6)	59,575	36,414	6,187	60,385	162,561
Mall Leases(7)	7,660	15,927	16,086	129,567	169,240
Macao Fixed Gaming Tax(8)	35,192	70,384	70,384	334,324	510,284
Ferries Purchase Commitment(9)	28,667	—	—	—	28,667
Parking Lot Lease(10)	1,200	2,400	2,400	109,500	115,500
Other Operating Leases(11)	5,199	6,110	13,506	—	24,815

Total	$692,125	$1,307,104	$3,584,010	$5,664,885	$11,248,124

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.

(2)	Based on December 31, 2007, LIBOR rate of 4.7%, HIBOR rate of 3.5% and Singapore SWAP Offer rate of 2.5% plus the applicable interest rate spread in accordance with the respective debt agreements.

(3)	We are party to a services agreement with a third party for heating, ventilation and air conditioning (“HVAC”), and other energy-related services for our Las Vegas integrated resort. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shops on May 17, 2004, GGP assumed the responsibility for $1.6 million of annual payments to this HVAC provider.

(4)	We are party to tenant lease termination and asset purchase agreements. Under the agreement for The Grand Canal Shops sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(5)	We are party to employment agreements with five of our senior executives, with remaining terms of two years.

(6)	We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter.

(7)	We are party to certain leaseback agreements for the Blue Man Group Theater, gondola and certain office space related to The Grand Canal Shops sale.

(8)	In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual fixed gaming tax of approximately $35.2 million per year to the government of Macao through the termination of the gaming subconcession in June 2022.

(9)	We entered into agreements to purchase ten ferries at an aggregate cost of approximately $155.4 million to be built for our Macao operations. Subsequent to year-end, we agreed to purchase an additional four ferries at an aggregate cost of approximately $72.0 million.

(10)	We are party to a long-term lease agreement of 99 years for a parking structure located adjacent to The Venetian.

(11)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(12)	We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007, and as of December 31, 2007, had a $15.5 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the FIN No. 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate caps.

Restrictions on Distributions

We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. The debt instruments of our U.S., Macao and Singapore subsidiaries contain certain restrictions that, among other things, limit the ability of certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders.

Inflation

We believe that inflation and changing prices have not had a material impact on our sales, revenues or income from continuing operations during the past three fiscal years.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macao and Singapore;

•	disruptions or reductions in travel due to conflicts with Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon properties in Las Vegas and Macao for all of our cash flow;

•	new developments, construction and ventures, including The Venetian Macao and other Cotai Strip developments, Marina Bay Sands in Singapore, Sands Bethworks and the Las Vegas condominiums;

•	our ability to obtain sufficient funding for our developments, including our developments on the Cotai Strip;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas as a convention and trade show destination;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao;

•	increased competition and other planned construction projects in Macao; and

•	any future litigation.

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

Allowance for Doubtful Casino Accounts

We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Las Vegas and Macao. We regularly evaluate the allowance for doubtful casino accounts. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play is significant at our Las Vegas properties as credit table games play represented approximately 62.6% of total table games play. In Macao where table games play is primarily cash play, credit table games play represented approximately 19.4% of total table games play at our Macao resorts. Our allowance for doubtful casino accounts was 26.5% and 25.8% of gross casino receivables for the years ended December 31, 2007 and 2006, respectively. Our allowance for doubtful accounts from our hotel and other receivables is not material.

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

Property and Equipment

At December 31, 2007, we had net property and equipment of $8.57 billion, representing 74.8% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

For assets to be held for sale, the fixed assets (the “disposal group”) are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that results from the sale of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.

Capitalized Interest

Interest costs associated with our major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, we capitalize interest on amounts expended using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period.

Leasehold Interest in Land

Leasehold interest in land represents payments made for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements. Such assets are not considered qualifying assets for purposes of capitalizing interest and as such, are not included in the base used to determine capitalized interest.

Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment,” requires the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options and we will continue to use the simplified method beyond December 31, 2007, due to the lack of historical information as allowed under Staff Accounting Bulletin No. 110, “Share-Based Payment.” We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s 2004 Equity Award Plan). We adopted SFAS No. 123R effective January 1, 2006. During the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense of $33.2 million and $14.7 million, respectively. No such expense was recorded in 2005. As of December 31, 2007, there was $113.7 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $4.1 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.3 years and 1.7 years, respectively.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, we adopted the provisions of FIN No. 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examination by tax authorities for the years after 2003. There are currently no income tax returns being examined by the Internal Revenue Service or other major tax authorities.

Recent Accounting Pronouncements

See related disclosure at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies.”

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2007, LIBOR, HIBOR and Singapore SWAP Offer

rates plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$232.5
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	7.7%
Variable rate	$54.3	$97.8	$110.9	$1,061.2	$1,594.9	$4,404.8	$7,323.9	$7,323.9
Average interest rate(2)	6.5%	6.4%	6.4%	6.2%	6.5%	6.3%	6.3%	6.3%
ASSETS
Cap Agreements(3)	$—	$0.1	$—	$—	$—	$—	$0.1	$0.1

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore SWAP Offer rates for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2007, an assumed 100 basis point change in LIBOR, HIBOR and Singapore SWAP Offer rates would cause our annual interest cost to change approximately $74.3 million.

(3)	As of December 31, 2007, we have eight interest rate cap agreements with an aggregate fair value of $0.1 million based on a quoted market value from the institutions holding the agreements.

Borrowings under the $5.0 billion senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore permanent facilities bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum. $69.8 million and $19.7 million of the borrowings under the airplane financings bear interest at LIBOR plus 1.5% and 1.25% per annum, respectively.

Foreign currency transaction losses for the year ended December 31, 2007, were $5.3 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2007, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $28.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “— Liquidity and Capital Resources” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Las Vegas Sands Corp.

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax uncertainties in 2007 and the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 28, 2008

LAS VEGAS SANDS CORP.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$857,150	$468,066
Restricted cash	232,944	398,762
Accounts receivable, net	187,195	173,683
Inventories	19,902	12,291
Deferred income taxes	32,471	15,688
Prepaid expenses and other	49,424	25,067

Total current assets	1,379,086	1,093,557
Property and equipment, net	8,574,614	4,582,325
Deferred financing costs, net	107,338	70,381
Restricted cash	178,824	555,132
Leasehold interests in land, net	1,069,609	809,856
Other assets, net	157,046	15,207

Total assets	$11,466,517	$7,126,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,023	$51,038
Construction payables	717,541	329,375
Accrued interest payable	11,465	8,496
Other accrued liabilities	610,911	318,901
Income taxes payable	—	20,352
Current maturities of long-term debt	54,333	6,486

Total current liabilities	1,493,273	734,648
Other long-term liabilities	28,674	10,742
Deferred income taxes	1,553	324
Deferred gain on sale of The Grand Canal Shops	61,200	64,665
Deferred rent from The Grand Canal Shops transaction	103,546	104,773
Long-term debt	7,517,997	4,136,152

Total liabilities	9,206,243	5,051,304

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 355,271,070 and 354,492,452 shares issued and outstanding	355	354
Capital in excess of par value	1,064,878	990,429
Accumulated other comprehensive loss	(2,493)	(580)
Retained earnings	1,197,534	1,084,951

Total stockholders’ equity	2,260,274	2,075,154

Total liabilities and stockholders’ equity	$11,466,517	$7,126,458

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues:
Casino	$2,250,421	$1,676,061	$1,250,090
Rooms	437,357	350,606	323,560
Food and beverage	238,252	187,819	147,510
Convention, retail and other	178,392	125,692	103,065

	3,104,422	2,340,178	1,824,225
Less — promotional allowances	(153,855)	(103,319)	(83,313)

Net revenues	2,950,567	2,236,859	1,740,912

Operating expenses:
Casino	1,435,662	925,033	656,590
Rooms	94,219	85,651	82,058
Food and beverage	118,273	89,113	76,736
Convention, retail and other	97,689	64,315	58,068
Provision for doubtful accounts	26,369	18,067	9,358
General and administrative	319,357	230,355	192,806
Corporate expense	94,514	59,570	38,297
Rental expense	31,787	13,478	14,841
Pre-opening expense	189,280	37,673	3,732
Development expense	9,728	26,112	22,238
Depreciation and amortization	202,557	110,771	95,296
Loss on disposal of assets	1,122	2,624	1,441

	2,620,557	1,662,762	1,251,461

Operating income	330,010	574,097	489,451
Other income (expense):
Interest income	72,464	66,191	33,111
Interest expense, net of amounts capitalized	(244,808)	(135,853)	(96,292)
Other expense	(8,682)	(189)	(1,334)
Loss on early retirement of debt	(10,705)	—	(137,000)

Income before income taxes	138,279	504,246	287,936
Provision for income taxes	(21,591)	(62,243)	(4,250)

Net income	$116,688	$442,003	$283,686

Basic earnings per share	$0.33	$1.25	$0.80

Diluted earnings per share	$0.33	$1.24	$0.80

Weighted average shares outstanding:
Basic	354,807,700	354,277,941	354,161,165

Diluted	355,789,619	355,264,444	354,526,604

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

					Accumulated
	Common Stock		Capital		Other
	Number		in Excess		Comprehensive
	of		of Par	Deferred	Income	Retained
	Shares	Amount	Value	Compensation	(Loss)	Earnings	Total
	(In thousands, except share data)

Balance at January 1, 2005	354,160,692	$354	$956,385	$—	$—	$359,262	$1,316,001
Net income	—	—	—	—	—	283,686	283,686
Currency translation adjustment	—	—	—	—	1,726	—	1,726

Total comprehensive income							285,412
Exercise of stock options	10,800	—	313	—	—	—	313
Tax benefit from stock-based compensation	—	—	8,149	—	—	—	8,149
Issuance of restricted stock	8,088	—	300	(300)	—	—	—
Amortization of deferred compensation	—	—	—	150	—	—	150
Initial public offering transaction costs	—	—	(487)	—	—	—	(487)

Balance at December 31, 2005	354,179,580	354	964,660	(150)	1,726	642,948	1,609,538
Net income	—	—	—	—	—	442,003	442,003
Currency translation adjustment	—	—	—	—	(2,306)	—	(2,306)

Total comprehensive income							439,697
Exercise of stock options	240,912	—	7,226	—	—	—	7,226
Tax benefit from stock-based compensation	—	—	1,876	—	—	—	1,876
Stock-based compensation	—	—	16,667	150	—	—	16,817
Issuance of restricted stock	71,960	—	—	—	—	—	—

Balance at December 31, 2006	354,492,452	354	990,429	—	(580)	1,084,951	2,075,154
Net income	—	—	—	—	—	116,688	116,688
Currency translation adjustment	—	—	—	—	(1,913)	—	(1,913)

Total comprehensive income							114,775
Exercise of stock options	727,692	1	30,221	—	—	—	30,222
Tax benefit from stock-based compensation	—	—	7,526	—	—	—	7,526
Stock-based compensation	—	—	36,702	—	—	—	36,702
Issuance of restricted stock	50,926	—	—	—	—	—	—
Cumulative effect from adoption of FIN No. 48	—	—	—	—	—	(4,105)	(4,105)

Balance at December 31, 2007	355,271,070	$355	$1,064,878	$—	$(2,493)	$1,197,534	$2,260,274

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$116,688	$442,003	$283,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	202,557	110,771	95,296
Amortization of leasehold interests in land included in rental expense	23,439	809	748
Amortization of deferred financing costs and original issue discount	26,786	13,894	9,192
Amortization of deferred gain and rent	(4,692)	(4,690)	(4,692)
Loss on early retirement of debt	10,705	—	137,000
Loss on disposal of assets	1,122	2,624	1,441
Stock-based compensation expense	33,224	14,728	150
Provision for doubtful accounts	26,369	18,067	9,358
Foreign exchange loss	5,317	—	—
Excess tax benefits from stock-based compensation	(7,112)	(1,401)	8,149
Deferred income taxes	(15,554)	3,914	(5,542)
Changes in operating assets and liabilities:
Accounts receivable	(39,881)	(106,972)	(37,554)
Inventories	(7,611)	(2,324)	(1,957)
Prepaid expenses and other	(115,303)	(13,933)	(3,205)
Leasehold interests in land	(235,235)	(786,700)	—
Accounts payable	47,985	16,235	1,420
Accrued interest payable	2,969	578	(1,269)
Other accrued liabilities	306,509	73,449	97,695
Income taxes payable	(12,825)	22,228	—

Net cash provided by (used in) operating activities	365,457	(196,720)	589,916

Cash flows from investing activities:
Change in restricted cash	556,276	(310,565)	(265,386)
Capital expenditures	(3,793,703)	(1,925,291)	(860,621)
Acquisition of gaming license included in other assets	(50,000)	—	—

Net cash used in investing activities	(3,287,427)	(2,235,856)	(1,126,007)

Cash flows from financing activities:
Transaction costs from initial public offering of common stock	—	—	(487)
Dividends paid to shareholders	—	—	(21,052)
Proceeds from exercise of stock options	30,221	7,226	313
Excess tax benefits from stock-based compensation	7,112	1,401	—
Proceeds from long-term debt (Note 8)	5,135,076	2,619,995	812,222
Repayments of long-term debt (Note 8)	(1,775,801)	(132,746)	(969,127)
Repurchase premiums incurred in connection with refinancing transactions	—	—	(113,311)
Payments of deferred financing costs	(73,743)	(52,894)	(11,276)

Net cash provided by (used in) financing activities	3,322,865	2,442,982	(302,718)

Effect of exchange rate on cash	(11,811)	814	757

Increase (decrease) in cash and cash equivalents	389,084	11,220	(838,052)
Cash and cash equivalents at beginning of year	468,066	456,846	1,294,898

Cash and cash equivalents at end of year	$857,150	$468,066	$456,846

Supplemental disclosure of cash flow information:
Cash payments for interest	$438,301	$215,975	$111,066

Cash payments for taxes	$60,000	$34,750	$—

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$717,541	$329,375	$163,932

Utilization of deposit to purchase property and equipment	$—	$—	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business of Company

Las Vegas Sands Corp. (“LVSC” or together with its subsidiaries, the “Company”) was incorporated in Nevada during August 2004 and completed an initial public offering of its common stock in December 2004. Immediately prior to the initial public offering, LVSC acquired 100% of the capital stock of Las Vegas Sands, Inc., which was converted into a Nevada limited liability company, Las Vegas Sands, LLC (“LVSLLC”) in July 2005. LVSC’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

Operations

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”). The Venetian includes the first all-suites hotel on the Strip with 4,027 suites; a gaming facility of approximately 120,000 square feet; an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shops”), which was sold to General Growth Partners (“GGP”) in 2004; a meeting and conference facility of approximately 1.1 million square feet (“The Congress Center”); and an expo and convention center of approximately 1.2 million square feet (“The Sands Expo Center”).

The Company owns and operates The Palazzo Resort Hotel Casino (“The Palazzo”), a second resort similar in size to The Venetian, which is situated on a 14-acre site next to The Venetian. The Palazzo, which partially opened in December 2007, includes a 50-floor luxury hotel tower with 3,066 suites; a gaming facility of approximately 105,000 square feet; an entertainment center; and an enclosed shopping and dining complex of approximately 400,000 square feet (“The Shoppes at The Palazzo”), which the Company has contracted to sell to GGP. The Company anticipates the transaction to close on February 29, 2008, or shortly thereafter.

The Company also owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, pursuant to a 20-year gaming subconcession. The Sands Macao offers over 229,000 square feet of gaming space, as well as several restaurants, VIP facilities, a theater, and other high-end services and amenities. In addition, the completion of the hotel tower in September 2007 increased the number of suites from 51 to 289.

On August 28, 2007, the Company opened The Venetian Macao Resort Hotel (“The Venetian Macao”) on the Cotai Striptm, a master-planned development of resort properties in Macao, China. With a theme similar to that of The Venetian, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; a casino floor of approximately 550,000 square feet; a 15,000-seat arena; retail space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

United States Development Projects

Las Vegas Condominiums

The Company is in the early stages of constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that will be situated between The Palazzo and The Venetian. The condominium tower is currently expected to open in late 2009.

Sands Bethworks

On December 20, 2006, the Pennsylvania Gaming Control Board announced that the Company’s subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), had been awarded a Pennsylvania gaming license. Sands Bethworks Gaming will develop a gaming, hotel, shopping and dining complex called Sands Bethworks, located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In its first phase, the 124-acre development is expected to feature a 300-room hotel, 200,000 square feet of retail space, up to 5,000 slot machines, a 50,000-square-foot multipurpose event center and a variety of dining options. Sands Bethworks is also expected to be home to the National Museum of Industrial

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

History, an arts and cultural center, and the broadcast home of the local PBS affiliate. In July 2007, the Company paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania, and in August 2007 was issued its gaming license by the Pennsylvania Gaming Control Board. The Company will own the property through its joint venture with Bethworks Now, LLC, which has yet to contribute the land in the joint venture. The Company expects the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. If the land is not contributed as required under the Company’s agreement with Bethworks Now, LLC, the Company could lose all or a substantial portion of its $116.9 million investment in Sands Bethworks as of December 31, 2007. Sands Bethworks is expected to open in summer 2009.

Macao Development Projects

The Company has submitted development plans to the Macao government for six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres located on the Cotai Strip (referred to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities, as well as public common areas. The Company has commenced construction or pre-construction for these six parcels on the Cotai Strip and plans to own and operate all of the casinos in these developments under its Macao gaming subconcession. More specifically, the Company intends to develop its other Cotai Strip properties as follows:

•	Parcel 2 is intended to be a Four Seasons hotel and casino development (“The Four Seasons Macao”), which will be adjacent to The Venetian Macao and is expected to be a boutique hotel under the Four Seasons brand with approximately 400 luxury hotel rooms (including 19 Paizatm mansions), distinctive dining experiences, a full service spa and other amenities, approximately 70,000 square feet of gaming space, approximately 220,000 square feet of upscale retail offerings and approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units. The Company will own the entire development. The Company has entered into an exclusive non-binding letter of intent and is currently negotiating definitive agreements under which Four Seasons Hotels Inc. will manage the hotel and serviced luxury apartment hotel under its Four Seasons brand. The Four Seasons Macao is expected to open in summer 2008, with the Paiza mansions coming on line in spring 2009 and the serviced luxury apartment hotel being completed in summer 2009.

•	Parcel 5 is intended to include a three-hotel complex with approximately 2,300 luxury and mid-scale hotel rooms, a casino, a retail shopping mall and approximately 320 serviced luxury apartment hotel units. The Company will own the entire development and has entered into management agreements with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands and Starwood Hotels & Resorts Worldwide to manage a hotel and serviced luxury apartment hotel under its St. Regis brand.

•	Parcel 6 is intended to include a two-hotel complex with approximately 4,100 luxury and mid-scale hotel rooms, a casino and a retail shopping mall physically connected to the mall in the Shangri-La/Traders hotel podium. The Company will own the entire development and has entered into a management agreement with Starwood Hotels & Resorts Worldwide to manage the hotels under its Sheraton brand.

•	Parcels 7 and 8 are intended to include multi-hotel complexes with a total of approximately 6,150 luxury and mid-scale hotel rooms, a casino, retail shopping malls and approximately 450 serviced luxury apartment hotel units that are physically connected to the hotel complexes. The Company will own the entire development and has entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotels on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotels on parcel 8. The Company is currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	For parcel 3, the Company has signed a non-binding memorandum of agreement with an independent developer. The Company is currently negotiating the definitive agreement pursuant to which it will partner with the developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, the Company has signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and approximately 205 serviced luxury apartment hotel units under the Intercontinental brand, on this site. The Company is currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,940 hotel rooms, a casino, a retail shopping mall and serviced luxury apartment hotels.

The Four Seasons Macao is currently planned to feature approximately 130 table games and 225 slot machines. The casinos on parcels 3, 5, 6, 7 and 8 are currently planned to include a total of approximately 2,025 table games and 9,250 slot machines. Upon completion, the Company’s developments on the Cotai Strip (including The Venetian Macao) are currently planned to feature approximately 19,750 suites/rooms and 1.6 million square feet of gaming space with a capacity of approximately 3,300 table games and 16,470 slot machines.

The Company has received a concession from the Macao government to build on parcels 1, 2 and 3 on the Cotai Strip, including the site on which the Company owns and operates The Venetian Macao (parcel 1) and the site on which it is building The Four Seasons Macao (parcel 2). The Company does not own these land sites in Macao; however, the land concession, which has a term of 25 years and is renewable at the Company’s option, grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums, which are payable over four years or are due upon the completion of the corresponding resort, as well as annual rent for the term of the land concession.

The Company does not yet have all the necessary Macao government approvals that it will need in order to develop all of its planned Cotai Strip developments. The Company has commenced construction or pre-construction for the projects on parcels 5, 6, 7 and 8 on the Cotai Strip for which it has not yet been granted land concessions. The Company is in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. If the Company does not obtain land concessions, it could forfeit all or a substantial part of its $623.0 million in capitalized construction costs related to these Cotai Strip projects as of December 31, 2007.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. The Company has interfaced with this committee and is working actively with the committee as it continues to advance its plans. The project remains subject to a number of conditions, including further governmental approvals.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,700 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 850,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. The Marina Bay Sands is expected to open in late 2009.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom Development Projects

The United Kingdom government announced that the approval for the country’s first regional super casino had been rescinded. Should the government approve an alternative super casino site, the Company intends to evaluate the efficacy of participating in the tender process for that site. In addition, the Company has an existing agreement to develop and lease a gaming and entertainment facility with the Glasgow Rangers football club in the United Kingdom. The Company’s ability to eventually develop and lease a gaming and entertainment facility under the agreement is subject to a number of conditions, including the passage of appropriate legislation and the ability to obtain a gaming license.

Other Development Projects

The Company is currently exploring the possibility of developing and operating additional properties, including integrated resorts, in other Asian and U.S. jurisdictions, and in Europe. In December 2007, the Company submitted applications to the Kansas Lottery Commission for a gaming license and if successful, the Company plans to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Development Financing Strategy

As previously described, the Company has a number of significant development projects underway in the United States, Macao and Singapore for which construction is expected to continue through 2011. In the United States, the estimated costs to build the Las Vegas condominium tower and the Sands Bethworks project are each approximately $600.0 million, of which the Company has capitalized approximately $82.1 million and $66.9 million, respectively. In Macao, the estimated cost to build the Company’s developments on the Cotai Strip (including The Venetian Macao) is approximately $12.0 billion, of which the Company has capitalized approximately $2.91 billion. In Singapore, although construction has started on the Marina Bay Sands, the Company is continuing to work with the Singapore government to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The Company expects that the cost to design, develop and construct the Marina Bay Sands will be in excess of $4.0 billion, (inclusive of payments made in 2006 for the land premium, taxes and other fees), of which the Company has capitalized approximately $1.39 billion.

The Company has principally funded its global development projects through borrowings under the bank credit facilities of its operating subsidiaries, operating cash flows and proceeds from the disposition of non-core assets. In 2007, the Company began to execute its financing strategy to secure additional borrowing capacity to fund its existing and future development projects and operations in Asia, including Macao and Singapore, and the United States.

In April 2007, the Company increased the size of its Macao credit facility to fund the Company’s Macao development projects from $2.5 billion to $3.3 billion by exercising its right to access an additional $800.0 million of incremental facilities under the accordion feature provided under the Macao credit facility. The incremental $800.0 million consisted of an additional $600.0 million of term loans and an increase of $200.0 million to the revolving credit facility to $700.0 million. In connection with the increase in the Macao credit facility, the lenders also approved a reduction of the interest rate margin for all classes of loans by 50 basis points, thereby reducing the Company’s overall interest expense under the Macao credit facility. As of December 31, 2007, the Company had approximately $449.0 million available under the revolving credit facility portion of the Macao credit facility. The Company is currently in the preliminary stages of exploring its options with respect to refinancing the Macao credit facility, the proceeds of which would be used to refinance the amount currently outstanding under the Macao credit facility as well as provide incremental borrowings to continue to fund the development projects on the Cotai Strip in Macao.

In May 2007, the Company initiated its U.S. refinancing efforts by entering into a $5.0 billion senior secured credit facility. A portion of the proceeds of this facility was used to refinance the indebtedness secured by the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Las Vegas integrated resort, including The Venetian, The Palazzo, The Shoppes at The Palazzo and The Sands Expo Center, and to fund design, development and construction costs incurred in the connection with the completion of The Palazzo, which partially opened on December 30, 2007, The Shoppes at The Palazzo and the Las Vegas condominiums. The Company completed its U.S. refinancing efforts by entering into a $167.0 million amended and restated FF&E credit facility in August 2007, the proceeds of which are being used to finance or refinance the acquisition of furniture, fixtures and equipment located in The Venetian and The Palazzo. As of December 31, 2007, the Company had approximately $1.97 billion and $105.0 million of available borrowing capacity under the senior secured credit facility and the amended and restated FF&E credit facility, respectively. The senior secured credit facility permits the Company to make investments in its foreign subsidiaries and other development projects outside of Las Vegas in an amount not to exceed $2.1 billion, and permits the Company to invest in its Sands Bethworks project so long as no more than 30% of any such investment is in the form of equity. As of December 31, 2007, the Company has used approximately $705.8 million of the permitted $2.1 billion to fund a portion of its required equity contribution to the Marina Bay Sands project and investments with respect to its other Asian development projects, including in Macao.

In December 2007, the Company entered into a 5.44 billion Singapore dollar credit facility (“SGD,” approximately $3.76 billion at exchange rates in effect at December 31, 2007) to fund construction costs and expenses at the Marina Bay Sands, which closed and funded in January 2008. A portion of the proceeds of this facility, together with a portion of our initial SGD 800.0 million (approximately $553.4 million at exchange rates in effect at December 31, 2007) equity contribution, were used to repay outstanding borrowings of approximately SGD 1.92 billion (approximately $1.33 billion at exchange rates in effect at December 31, 2007) on the existing Singapore bridge facility. The remaining funds available for borrowing under the Singapore credit facility will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. Under the terms of the Singapore credit facility, the Company is obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. The Company has funded its current equity contribution requirement through borrowings under its U.S. senior secured credit facility.

Due to these substantial development activities, included in current liabilities were construction payables of approximately $717.5 million as of December 31, 2007. As a portion of the current liabilities will be funded out of the Company’s long-term borrowing capacity, the Company had a working capital deficit of approximately $114.2 million as of December 31, 2007. Subsequent to year-end, the Company borrowed approximately $450.0 million on its credit facilities, of which approximately $225.0 million was used to pay construction payables outstanding as of December 31, 2007.

The Company held unrestricted and restricted cash and cash equivalents of approximately $857.2 million and $411.8 million, respectively, as of December 31, 2007. The Company believes that its existing cash balances, operating cash flows from The Venetian and The Palazzo and the proceeds from the anticipated sale of The Shoppes at the Palazzo to GGP and Las Vegas condominium units, together with its available borrowing capacity under the U.S. senior secured credit facility and the FF&E credit facility, will be sufficient to fund the estimated development and construction costs for the Las Vegas condominiums and the Sands Bethworks projects during 2008. In addition, the Company believes that these funds will also enable it to fund the Company’s equity contribution requirement for the Marina Bay Sands project and provide additional capital to its Macao subsidiaries to fund a portion of the development projects on the Cotai Strip in Macao during this same time period.

Existing restricted and unrestricted cash balances at the Company’s Macao subsidiaries, operating cash flows from the Sands Macao and The Venetian Macao and available borrowing capacity under the Macao credit facility, together with funds made available under the Company’s U.S. senior secured credit facility, will be used to fund current development and construction costs for the Cotai Strip development activities in the short term. However, the Company will need to arrange additional debt and/or equity financing in the near term to continue to fund its

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

design, development and construction activities at the remaining Cotai Strip development projects. The Company expects to complete this refinancing in 2008.

In the near term, the Company will continue to borrow significant amounts under its existing and future bank credit facilities as it funds its global construction and development projects. In connection with such borrowing needs, the Company regularly evaluates conditions in the global credit markets. However, the Company may not be able to obtain additional borrowings when necessary or on credit terms as favorable as the Company’s existing credit facilities. If the Company is not able to obtain the requisite financing or the terms are not as favorable as it anticipates, the Company may be required to slow or suspend its global development activities, including its Cotai Strip development, until such financing or other sources of funds become available.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The equity attributable to minority shareholders’ interests in subsidiaries, which is not material, is included in other long-term liabilities in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

Management’s determination of the appropriate accounting method with respect to the Company’s variable interests is based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

The Company entered into several joint ventures, formed with well-known and highly-regarded chefs and restaurateurs, to own and operate restaurants located within The Venetian and The Palazzo. In connection with these joint ventures, the Company obtained financial interests in which, based upon its evaluation, the Company was determined to be the primary beneficiary. In accordance with FIN No. 46R, the Company has consolidated these entities as of, and for the year ended, December 31, 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which approximates their fair value. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.

Accounts Receivable and Credit Risk

Accounts receivable are principally comprised of casino and hotel receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions, the legal enforceability of gaming debts, or

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other significant events in foreign countries could affect the collectibility of receivables from customers residing in these countries.

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

Inventories

Inventories consist primarily of food, beverage and retail products, and operating supplies, which are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Land improvements, building and building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 10 years
Transportation	20 years

Maintenance and repairs that neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the consolidated statements of operations.

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

For assets to be held for sale, the fixed assets (the “disposal group”) are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that results from the sale

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.

Capitalized Interest

Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest expense of $223.2 million, $94.6 million and $22.7 million, respectively.

Deferred Financing Costs and Original Issue Discounts

Deferred financing costs and original issue discounts are amortized to interest expense based on the terms of the related debt instruments using the effective interest method.

Leasehold Interest in Land

Leasehold interest in land represents payments made for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements. Such assets are not considered qualifying assets for purposes of capitalizing interest and as such, are not included in the base used to determine capitalized interest.

Indefinite Useful Life Assets

Assets with indefinite useful lives are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gross casino revenues. Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer. Convention revenues are recognized when the related service is rendered or the event is held. Minimum rental revenues, adjusted for contractual base rent escalations, are included in convention, retail and other revenue and are recognized on a straight-line basis over the terms of the related lease.

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

	Year Ended December 31,
	2007	2006	2005

Rooms	$71,908	$48,005	$42,354
Food and beverage	63,805	44,768	34,760
Convention, retail and other	18,142	10,546	6,199

	$153,855	$103,319	$83,313

The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Rooms	$15,864	$11,505	$10,862
Food and beverage	40,622	29,302	23,153
Convention, retail and other	18,325	5,040	5,973

	$74,811	$45,847	$39,988

Frequent Players Program

The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash or free play. The Company accrues for club points as a reduction to gaming revenue based upon the estimates for expected redemptions.

Pre-Opening and Development Expenses

The Company accounts for costs incurred in the development and pre-opening phases of new ventures in accordance with Statement of Position No. 98-5, “Reporting on the Costs of Start-Up Activities.” Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Advertising Costs

Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs for ongoing operations are included in general and administrative expense and totaled $12.2 million, $6.0 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Corporate Expenses

Corporate expense represents payroll, travel, professional fees and various other expenses not allocated or directly related to the Company’s integrated resort operations.

Foreign Currency

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Gains or losses from foreign currency remeasurements are currently included in net income. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are translated at the average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity and comprehensive income, and the cumulative balance of other comprehensive income consisted solely of foreign currency translation adjustments.

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Weighted-average common shares outstanding (used in the calculations of basic earnings per share)	354,807,700	354,277,941	354,161,165
Potential dilution from stock options and restricted stock	981,919	986,503	365,439

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings per share)	355,789,619	355,264,444	354,526,604

Antidilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	1,097,900	882,900	42,820

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recording stock-based compensation. The Company’s stock-based employee compensation plan is more fully discussed in “— Note 12 — Stock-Based Employee Compensation.”

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, for disclosure purposes only. Had the Company accounted for the plan under the fair value method allowed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the following pro forma amounts for the year ended December 31, 2005 (dollars in thousands, except per share data):

Net income, as reported	$283,686
Add: Stock-based compensation expense included in reported net income, net of tax	96
Deduct: Total stock-based employee compensation expense determined under the minimum value method	—
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option-pricing model, net of tax	(3,791)

Pro forma net income	$279,991

Basic earnings per share, as reported	$0.80

Basic earnings per share, pro forma	$0.79

Diluted earnings per share, as reported	$0.80

Diluted earnings per share, pro forma	$0.79

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to it for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company is subject to income tax examination by tax authorities for the years after 2003. There are currently no income tax returns being examined by the Internal Revenue Service or other major tax authorities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Indemnification

In connection with the conversion of LVSLLC from a subchapter S corporation to a taxable C corporation for income tax purposes in 2004, LVSLLC entered into an indemnification agreement pursuant to which it agreed to:

•	indemnify those of the Company’s stockholders who were stockholders of Las Vegas Sands, Inc. prior to the 2004 initial public offering against certain tax liabilities incurred by these stockholders as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Las Vegas Sands, Inc. with respect to taxable periods during which Las Vegas Sands, Inc. was a subchapter S corporation for income tax purposes; and

•	indemnify the Principal Stockholder against certain tax liabilities incurred by him as a result of adjustments (pursuant to a determination by, or a settlement with, a taxing authority or court, or pursuant to the filing of an amended tax return) to the taxable income of Interface Group Holding Company Inc. with respect to taxable periods during which it was a subchapter S corporation for income tax purposes.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is still evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 157 will have a material effect on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company is still evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 159 will have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 141R will have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and also requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 160 will have a material effect on its financial condition, results of operations or cash flows.

Note 3 —	Restricted Cash

In connection with the Company’s new U.S senior secured credit facility (see “— Note 8 — Long-Term Debt — Corporate and U.S. Related Debt — New Senior Secured Credit Facility”), restrictions on cash proceeds related to the prior senior secured credit facility, The Sands Expo Center mortgage loan and the loan to fund the construction of The Shoppes at The Palazzo were eliminated. At December 31, 2006, restricted cash balances related to these eliminated restrictions were $418.8 million.

As required by the Company’s Macao credit facility entered into in May 2006 (see “— Note 8 — Long-Term Debt — Macao Related Debt — Macao Credit Facility”), certain loan proceeds available under this facility and certain cash flows generated by our existing Macao operations have been deposited into restricted accounts, invested in cash or cash equivalents, and pledged to a collateral agent for the Macao credit facility lenders. This restricted cash amount will be used as required to fund construction of the Sands Macao, The Venetian Macao and other Cotai Strip project costs in accordance with terms specified in this facility. The restricted accounts are subject to a security interest in favor of the lenders under the Macao credit facility. As of December 31, 2007 and 2006, the cash balances in the restricted accounts were $59.2 million and $465.4 million, respectively.

As required by the Company’s Singapore bridge facility entered into in August 2006 (see “— Note 8 — Long-Term Debt — Singapore Related Debt — Singapore Bridge Facility”), proceeds available under this facility have been deposited into accounts, invested in cash or cash equivalents, and pledged to a security trustee for the benefit of the Singapore bridge facility lenders. This restricted cash amount will be used as required to fund construction and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other operating and development costs of the Marina Bay Sands. These accounts are subject to a security interest in favor of the lenders under the Singapore bridge facility. As of December 31, 2007 and 2006, the restricted cash balance was $338.1 million and $19.6 million, respectively.

In addition, restricted cash includes $14.5 million related to other items as of December 31, 2007. During the year ended December 31, 2007, the Company was issued a gaming license in Pennsylvania and $50.0 million in restricted cash at December 31, 2006, was transferred to the Pennsylvania Gaming Control Board as payment for the license (see “— Note 1 — Organization and Business of Company — United States Development Projects — Sands Bethworks”).

Restricted cash balances classified as current are primarily equivalent to the related construction payables that are also classified as current.

Note 4 — Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	At December 31,
	2007	2006

Casino	$117,193	$119,514
Hotel	63,895	36,160
Other	39,223	53,485

	220,311	209,159
Less — allowance for doubtful accounts	(33,116)	(35,476)

	$187,195	$173,683

Note 5 — Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	At December 31,
	2007	2006

Land and improvements	$297,678	$207,144
Building and improvements	4,435,934	1,622,783
Furniture, fixtures, equipment and leasehold improvements	1,013,138	456,230
Transportation	176,897	72,652
Construction in progress	3,258,750	2,694,180

	9,182,397	5,052,989
Less — accumulated depreciation and amortization	(607,783)	(470,664)

	$8,574,614	$4,582,325

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress consists of the following (in thousands):

	At December 31,
	2007	2006

The Venetian Macao	110,759	1,474,312
The Four Seasons Macao	359,889	70,310
Other Macao Development Projects (Principally Cotai Strip parcels 5 and 6)	714,701	130,355
Marina Bay Sands	552,850	30,511
The Palazzo and The Shoppes at The Palazzo	1,297,390	916,302
Other	223,161	72,390

	$3,258,750	$2,694,180

As of December 31, 2007, portions of The Venetian Macao, The Palazzo and The Shoppes at The Palazzo were under construction and are scheduled to be completed during 2008. Approximately $429.0 million in construction in progress as of December 31, 2007, related to The Shoppes at the Palazzo, which is being sold to GGP (see “— Note 10 — Mall Sale — The Shoppes at The Palazzo”). The $223.2 million in other construction in progress consists primarily of the construction of Sands Bethworks and the Las Vegas condominiums, airplane-related purchases at corporate and other projects in Las Vegas.

As of December 31, 2007, the cost of property and equipment that the Company is leasing to tenants as part of its Macao mall operations was $216.4 million with accumulated depreciation of $3.4 million.

During the three months ended June 30, 2007, the Company recorded a charge of $4.8 million to properly account for pre-opening expenses that had been previously capitalized on the balance sheets during the years ended December 31, 2005 and 2006, and the three months ended March 31, 2007. Because the amounts involved were not material to the Company’s financial statements in any individual prior period and the cumulative amount was not material to the results of operations for the year ended December 31, 2007, the Company recorded the effect of correcting this item, which increased pre-opening expense and reduced property and equipment by $4.8 million, during the three months ended June 30, 2007.

Note 6 — Leasehold Interests in Land, Net

Leasehold interests in land consists of the following (in thousands):

	At December 31,
	2007	2006

Marina Bay Sands	$854,386	$806,021
Sands Macao	22,625	10,237
The Venetian Macao (parcel 1)	163,753	—
The Four Seasons Macao (parcel 2)	27,890	—
Parcel 3	29,839	—

	1,098,493	816,258
Less — accumulated amortization	(28,884)	(6,402)

	$1,069,609	$809,856

The Company will amortize the leasehold interests in land for Marina Bay Sands, Sands Macao and the three parcels on the Cotai Strip on a straight-line basis over the expected term of the leases at approximately $14.2 million, $1.2 million and $10.3 million, respectively, annually at exchange rates in effect as of December 31, 2007.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company made payments of 1.32 billion patacas (approximately $163.8 million at exchange rates in effect on December 31, 2007) for the full payment of the land premium for parcel 1 and partial payments of 224.2 million patacas and 239.9 million patacas (approximately $27.9 million and $29.8 million, respectively, at exchange rates in effect on December 31, 2007) towards the land premiums for parcels 2 and 3, respectively. The balance on parcel 2 will be due upon completion of The Four Seasons Macao, which is expected to be completed in summer 2008. The balance on parcel 3 will either be due upon the completion of the resorts on the parcel or will be payable through seven equal semi-annual payments (one of which was made in 2007), bearing interest at 5% per annum. The Company received a credit in the amount of 193.4 million patacas (approximately $24.1 million at exchange rates in effect on December 31, 2007) towards the aggregate land premium related to reclamation work and other works done on the land, and the installation costs of an electrical substation.

In addition to the land premium payments for the Macao leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2007, the Company was obligated under its concessions to make future premium and rental payments as follows (in thousands):

2008	$59,575
2009	18,207
2010	18,207
2011	3,047
2012	3,140
Thereafter	60,385

$162,561

Note 7 —	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	At December 31,
	2007	2006

Customer deposits	$143,053	$78,313
Payroll and related	92,103	65,350
Taxes and licenses	140,003	78,922
Outstanding gaming chips and tokens	152,962	51,752
Other accruals	82,790	44,564

	$610,911	$318,901

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	At December 31,
	2007	2006

Corporate and U.S. Related:
New Senior Secured Credit Facility — Term B	$2,985,000	$—
Senior Secured Credit Facility — Term B and Term B Delayed Draw	—	1,170,000
Senior Secured Credit Facility — Revolving Facility	—	260,128
6.375% Senior Notes (net of original issue discount of $1,620 and $1,847, respectively)	248,380	248,153
Airplane Financings	89,484	—
FF&E Financings	61,416	44,977
Other	6,857	—
The Sands Expo Center Mortgage Loan	—	90,868
Construction Loan for The Shoppes at The Palazzo	—	114,500
Macao Related:
Macao Credit Facility — Term B and Local Term	1,900,000	1,300,000
Macao Credit Facility — Term B Delayed	700,000	—
Macao Credit Facility — Revolving Facility	251,000	—
Other	6,434	—
Singapore Related:
Singapore Bridge Facility — Term Loan	594,404	393,510
Singapore Bridge Facility — Floating Rate Notes	729,355	520,502

	7,572,330	4,142,638
Less — current maturities	(54,333)	(6,486)

Total long-term debt	$7,517,997	$4,136,152

Corporate and U.S. Related Debt

New Senior Secured Credit Facility

In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “New Senior Secured Credit Facility”), which consists of a $3.0 billion funded term loan (the “Term B Facility”), a $600.0 million delayed draw term loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million may be drawn on a swingline basis (the “Revolving Facility”).

The Term B Facility and the Delayed Draw I Facility mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $7.5 million, which began in September 2007, followed by a balloon payment of $2.80 billion due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $1.5 million, which begin on September 30, 2008, followed by a balloon payment of $565.5 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $1.0 million, which begin on March 31, 2009, followed by a balloon payment of $383.0 million due on May 23, 2013. The Revolving Facility matures on May 23, 2012, and has no interim amortization. As of December 31, 2007, no amounts are outstanding under the Revolving Facility and no amounts have been drawn under the delayed draw facilities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The New Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the New Senior Secured Credit Facility and the guarantees of the Guarantors are collateralized by a first-priority security interest in substantially all of LVSLLC’s and the Guarantors’ assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.

Borrowings under the New Senior Secured Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively (6.6% as of December 31, 2007). These spreads will be reduced by 0.25% if the Company’s “corporate rating” (as defined in the New Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group, subject to certain additional conditions. The spread for the Revolving Facility will be further reduced by 0.25% if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the New Senior Secured Credit Facility was 7.1% during the year ended December 31, 2007.

The Company will pay a commitment fee of 0.375% per annum on the undrawn amounts under the Revolving Facility, which will be reduced by 0.125% if certain ratings are achieved, subject to certain additional conditions. The Company will also pay a commitment fee equal to 0.75% per annum and 0.5% per annum on the undrawn amounts under the Delayed Draw I Facility and the Delayed Draw II Facility, respectively. The New Senior Secured Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, minimum ratios of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense and maximum ratios of total debt outstanding to adjusted EBITDA. The New Senior Secured Credit Facility also contains conditions and events of default customary for such financings. In addition, there are provisions that limit or prohibit certain payments of dividends and other distributions to LVSC. At December 31, 2007, the net assets of LVSLLC were $5.86 billion, a substantial portion of which were restricted from being distributed under the terms of the New Senior Secured Credit Facility.

To meet the requirements of the New Senior Secured Credit Facility, the Company entered into an interest rate cap agreement in August 2007 with a notional amount of $1.64 billion, which expires on May 31, 2009. The provisions of this interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 6.75%. The Company has three additional interest rate cap agreements that it entered into as part of the prior senior secured credit facility with notional amounts of $500.0 million, $50.0 million and $10.0 million, which all expire on March 30, 2008. The provisions of these interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates of 5.75%, 6.5% and 6.375%, respectively. There was no net effect on interest expense as a result of these four interest rate cap agreements for the year ended December 31, 2007.

A portion of the proceeds of the Term B Facility was used to refinance the prior senior secured credit facility, repay the construction loan related to The Shoppes at The Palazzo and The Sands Expo Center mortgage loan, pay for certain construction and development related expenses incurred in connection with The Palazzo, and for fees and expenses related to the New Senior Secured Credit Facility. The Company incurred a charge of approximately $10.7 million for loss on early retirement of debt during 2007 as a result of refinancing the facility.

Senior Notes

On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. The Senior Notes will mature on

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 15, 2015. LVSC has the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010, at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline ratably over time. The Senior Notes are unsecured senior obligations of LVSC and are jointly and severally guaranteed on a senior unsecured basis by certain of LVSC’s existing domestic subsidiaries, which includes LVSLLC and Venetian Casino Resort, LLC (“VCR”). The indenture governing the Senior Notes contains covenants that, subject to certain exceptions and conditions, limit the ability of LVSC and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets. In June 2005, the Senior Notes were exchanged for substantially similar Senior Notes, which have been registered under the federal securities laws. In connection with entering into the New Senior Secured Credit Facility, the Senior Notes were collateralized on an equal and ratable basis with the obligations under the New Senior Secured Credit Facility.

Airplane Financings

In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that were already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month LIBOR plus 1.5% per annum (6.6% as of December 31, 2007). The amortizing notes, totaling $28.8 million, are subject to quarterly principal and interest payments, which began June 1, 2007. The balloon notes, totaling $43.2 million, are subject to quarterly interest payments, which began June 1, 2007, with the principal payments due in full on March 1, 2017. The weighted average interest rate on the notes was 7.0% during the year ended December 31, 2007.

In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (6.1% as of December 31, 2007). The $8.1 million amortizing note is subject to quarterly principal and interest payments, which began June 30, 2007. The $12.2 million balloon note is subject to quarterly interest payments, which began June 30, 2007, with the principal payment due in full on March 31, 2017. The weighted average interest rate on the notes was 6.6% during the year ended December 31, 2007.

FF&E Financings

In December 2006, certain of the Company’s subsidiaries, including LVSLLC and VCR, entered into an FF&E credit facility agreement (the “FF&E Facility”) with a group of lenders and General Electric Capital Corporation as administrative agent to provide up to $142.9 million to finance or refinance the acquisition of certain furniture, fixtures and equipment (“FF&E”) located in The Venetian and The Palazzo. The FF&E Facility consisted of a $7.9 million funded term loan which proceeds refinanced a prior FF&E loan and a $135.0 million delayed draw term loan. In August 2007, the parties to the FF&E Facility entered into an amended and restated FF&E credit and guarantee agreement (the “Amended and Restated FF&E Facility”) which, among other things, increased the overall size of the delayed draw term loan facility to $167.0 million, repaid the funded term loan under the FF&E Facility and conformed the affirmative and negative covenants and events of default to those set forth in the New Senior Secured Credit Facility. The delayed draw term loan commitment under the Amended and Restated FF&E Facility terminates on June 30, 2008, and as of December 31, 2007, $61.4 million was drawn under the delayed draw term loan.

The remaining proceeds of the Amended and Restated FF&E Facility may be used by LVSLLC and VCR to finance and/or refinance the acquisition of certain FF&E to be located in The Venetian and The Palazzo. The Amended and Restated FF&E Facility is collateralized by the FF&E financed and/or refinanced with the proceeds

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Amended and Restated FF&E Facility, and is guaranteed by the same subsidiaries of the Company that guarantee the obligations under the New Senior Secured Credit Facility.

Borrowings under the Amended and Restated FF&E Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at a base rate, plus an applicable margin. The initial applicable margin is 1.0% per annum for loans accruing interest at the base rate, and 2.0% per annum for loans accruing interest at the adjusted Eurodollar rate (6.8% as of December 31, 2007). The applicable margins may be reduced by 0.25% under certain circumstances similar to those set forth in the New Senior Secured Credit Facility. The Company will also pay a commitment fee of 0.50% per annum on the undrawn amount of the term delayed draw loan.

The delayed draw term loan matures in June 2011. The Company is required to make principal payments in quarterly installments commencing on July 1, 2008, in an amount equal to 5.0% of the aggregate principal amount of the delayed draw term loan outstanding on July 1, 2008, with the remainder due in four equal quarterly installments ending on the maturity date. The Amended and Restated FF&E Facility also requires the Company to make mandatory prepayments of the delayed draw term loan under certain specified circumstances. The weighted average interest rate on the Amended and Restated FF&E Facility was 7.4% during the year ended December 31, 2007.

Macao Related Debt

Macao Credit Facility

On May 25, 2006, two subsidiaries of the Company, VML US Finance, LLC (the “Borrower”) and Venetian Macau Limited (“VML”), as guarantor, entered into a credit agreement (the “Macao Credit Facility”). The Macao Credit Facility originally consisted of a $1.2 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). In March 2007, the Macao Credit Facility was amended to expand the use of proceeds and remove certain restrictive covenants. In April 2007, the lenders of the Macao Credit Facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and the Borrower exercised its rights under the Macao Credit Facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded Macao Term B Facility by $600.0 million, the Macao Revolving Facility by $200.0 million, and the total Macao Credit Facility to $3.3 billion. As of December 31, 2007, the Company had fully drawn $700.0 million under the Macao Term B Delayed Draw Facility and $251.0 million under the Macao Revolving Facility.

The indebtedness under the Macao Credit Facility is guaranteed by VML, Venetian Cotai Limited and certain of the Company’s other foreign subsidiaries (the “Macao Guarantors”). The obligations under the Macao Credit Facility and the guarantees of the Macao Guarantors are collateralized by a first-priority security interest in substantially all of the Borrower’s and the Macao Guarantors’ assets, other than (1) capital stock of the Borrower and the Macao Guarantors, (2) assets that secure permitted furniture, fixtures and equipment financings, (3) VML’s gaming subconcession contract and (4) certain other excluded assets.

Borrowings under the Macao Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the Macao Local Term Facility, adjusted HIBOR) or at an alternative base rate, plus a spread of 2.25% or 1.25%, respectively (5.7% for the Macao Local Term Facility and 7.1% for the remainder of the Macao Credit Facility at December 31, 2007). The Borrower also pays a standby commitment fee of 0.5% on the undrawn amounts under the Macao Revolving Facility.

For the years ended December 31, 2007 and 2006, the weighted average interest rates for the Macao Local Term Facility were 6.8% and 6.9%, respectively, and the weighted average interest rates for the remainder of the Macao Credit Facility were 7.8% and 8.1%, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To meet the requirements of the Macao Credit Facility, the Company entered into four separate interest rate cap agreements in September 2006, May 2007 and October 2007 (collectively, the “Macao Cap Agreements”) with notional amounts of $1.0 billion, $325.0 million, $165.0 million and $160.0 million, all of which expire on September 21, 2009. The provisions of the Macao Cap Agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.75% as stated in such agreement. There was no net effect on interest expense as a result of the Macao Cap Agreements for the year ended December 31, 2007.

The Macao Revolving Facility and the Macao Local Term Facility have a five year maturity. The Macao Term B Delayed Draw Facility and the Macao Term B Facility mature in six and seven years, respectively. The Macao Term B Delayed Draw and the Macao Term B Facility are subject to nominal amortization for the first five and six years, respectively, commencing in the first quarter following substantial completion of The Venetian Macao, which occurred in 2007, with the remainder of the loans payable in four equal installments in the last year immediately preceding their maturity dates. Subsequent to substantial completion of The Venetian Macao, the Macao Local Term Facility is subject to quarterly amortization in an amount of approximately $6.3 million per quarter, with the remainder of the loan payable in four equal quarterly installments in the last year immediately preceding the maturity date.

The Macao Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The Macao Credit Facility also requires the Borrower and the Macao Guarantors to comply with financial covenants, including, but not limited to, generating a minimum EBITDA for a period of time and, thereafter, ratios of EBITDA to interest expense and total indebtedness to EBITDA, as well as maximum annual capital expenditures. The Macao Credit Facility also contains events of default customary for such financings.

Ferry Financing

Subsequent to year-end, the Company entered into a 1.21 billion Hong Kong dollar (approximately $155.0 million at exchange rates in effect on December 31, 2007) secured credit facility to finance the purchase of ten ferries. The proceeds from the secured credit facility will be used to reimburse the Company for cash spent to date on construction of the ferries and to finance the progress payments on those ferries not yet delivered from the manufacturer. The facility is secured by the ferries and guaranteed by VML.

Singapore Related Debt

MBS entered into the Singapore bridge facility in August 2006, as further detailed below, as bridge financing to commence construction of Marina Bay Sands. As the facility would mature in full in 2008, the Company signed the Singapore permanent facilities, as further detailed below, in December 2007. Upon closing in January 2008, a portion of the borrowings under the Singapore permanent facilities, as well as contributions made by the Company to MBS, were used to repay the outstanding balances on the Singapore bridge facility, and to pay fees, costs and expenses related to entering into the Singapore permanent facilities agreement. As a result of the closing of the permanent financing in January 2008, the Singapore bridge facility balances outstanding as of December 31, 2007, have been classified as long-term in accordance with terms of the permanent facility.

Singapore Bridge Facility

On August 18, 2006, MBS entered into agreements (together, the “Singapore Bridge Facility”) providing for a SGD 1.1 billion (approximately $763.6 million at exchange rates in effect on December 31, 2007) floating rate notes facility (the “Singapore Floating Rate Notes”) and a SGD 1.1 billion (approximately $763.6 million at exchange rates in effect on December 31, 2007) term loan facility (the “Singapore Term Loan”). The Singapore Floating Rate Notes consist of a funded SGD 788.6 million (approximately $545.5 million at exchange rates in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on December 31, 2007) facility and a SGD 315.4 million (approximately $218.2 million at exchange rates in effect on December 31, 2007) delayed draw facility. The Singapore Term Loan consists of a funded SGD 596.0 million (approximately $412.3 million at exchange rates in effect on December 31, 2007) facility, a SGD 315.4 million (approximately $218.2 million at exchange rates in effect on December 31, 2007) delayed draw facility, and a SGD 192.6 million (approximately $133.2 million at exchange rates in effect on December 31, 2007) facility to provide bank guarantees for a security deposit required to be delivered to the STB under the Development Agreement. As of December 31, 2007, SGD 1.06 billion (approximately $729.4 million at exchange rates in effect on December 31, 2007) has been drawn on the Singapore Floating Rate Notes, SGD 859.9 million (approximately $594.4 million at exchange rates in effect on December 31, 2007) has been drawn on the Singapore Term Loan, and SGD 192.6 million (approximately $133.2 million at exchange rates in effect on December 31, 2007) under the Singapore Term Loan has been committed to provide a guarantee for a security deposit required to be delivered to the STB under the Development Agreement.

The indebtedness under the Singapore Floating Rate Notes is guaranteed by LVSC on an unsecured basis and the indebtedness under the Singapore Term Loan is collateralized by a first-priority security interest in substantially all of MBS’ assets, other than capital stock and certain other assets.

Borrowings under both the Singapore Floating Rate Notes and the Singapore Term Loan bear interest at the Singapore SWAP Offer Rate plus a spread of 1.35% per annum during the first twelve months that amounts are outstanding under such facilities and a spread of 1.60% per annum during the second twelve months that amounts are outstanding (4.1% and 3.5% on the Singapore Floating Rate Notes and the Singapore Term Loan, respectively, at December 31, 2007). MBS will also pay a standby fee of 0.375% per annum on the undrawn amounts under the Singapore Bridge Facility. The Singapore Bridge Facility has a two year maturity and the aggregate amount outstanding matures in full on August 22, 2008. MBS is permitted, at its option, to redeem or prepay all or a portion of the outstanding Singapore Bridge Facility, at par, without premium or penalty, under certain circumstances. The weighted average interest rate on the Singapore Floating Rate Notes was 4.4% and 5.0% for the years ended December 31, 2007 and 2006, respectively. The weighted average interest rate on the Singapore Term Loan was 4.3% and 5.0% for the years ended December 31, 2007 and 2006, respectively.

The Singapore Bridge Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facility, as well as requirements to comply with applicable law and maintain adequate insurance.

Singapore Permanent Facilities

In December 2007, MBS signed a facility agreement (the “Singapore Permanent Facility Agreement”) providing for a SGD 2.0 billion (approximately $1.38 billion at exchange rates in effect on December 31, 2007) term loan (“Singapore Permanent Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $1.90 billion at exchange rates in effect on December 31, 2007) term loan (“Singapore Permanent Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $133.2 million at exchange rates in effect on December 31, 2007) banker’s guarantee facility (“Singapore Permanent Facility C”) to provide the bankers guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $345.9 million at exchange rates in effect on December 31, 2007) revolving credit facility (“Singapore Permanent Facility D” and collectively, the “Singapore Permanent Facilities”) that is available until February 28, 2015.

The indebtedness under the Singapore Permanent Facility Agreement is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Singapore Permanent Facilities mature on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facilities under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $86.5 million at exchange rates in effect on December 31, 2007) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

Borrowings under the Singapore Permanent Facilities will bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum. MBS will pay a standby interest fee of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Permanent Facility B and Facility D, respectively. MBS will pay a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Permanent Facilities for the period during which any banker’s guarantees are outstanding.

The Singapore Permanent Facility Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The Singapore Permanent Facility Agreement also requires MBS to comply with financial covenants as of the end of the first full quarter beginning not less than 183 days after the commencement of operations of the Marina Bay Sands, including maximum ratios of total indebtedness to EBITDA, minimum ratios of EBITDA to interest expense, minimum EBITDA requirements and positive net worth. The Singapore Permanent Facility Agreement also contains events of default customary for such financings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Proceeds from New Senior Secured Credit Facility — Term B	$3,000,000	$—	$—
Proceeds from Macao Credit Facility	1,551,000	1,350,000	—
Proceeds from Singapore Bridge Facility	339,788	892,076	—
Proceeds from airplane financings	92,250	—	—
Proceeds from senior secured credit facility — revolver	62,000	254,129	31,000
Proceeds from The Shoppes at The Palazzo construction loan	52,000	86,000	28,500
Proceeds from FF&E financings and other long-term debt	38,038	37,790	—
Proceeds from 6.375% Senior Notes, net of discount	—	—	247,722
Proceeds from senior secured credit facility — term B and term B delayed	—	—	505,000

	$5,135,076	$2,619,995	$812,222

Repayments on senior secured credit facility — term B and term B delayed	$(1,170,000)	$—	$—
Repayments on senior secured credit facility — revolver	(322,128)	(25,000)	—
Repayments on The Shoppes at The Palazzo construction loan	(166,500)	—	—
Repayments on The Sands Expo Center mortgage loan	(90,868)	(4,733)	(3,687)
Repayments on New Senior Secured Credit Facility — Term B	(15,000)	—	—
Repayments on FF&E financings and other long-term debt	(8,539)	(3,013)	(1,800)
Repayments on airplane financings	(2,766)	—	—
Repayments on Venetian Intermediate credit facility	—	(50,000)	—
Repayments on Macao Credit Facility	—	(50,000)	—
Repayments on 11% mortgage notes	—	—	(843,640)
Repayments on Venetian Macao Limited senior secured notes — tranches A and B	—	—	(120,000)

	$(1,775,801)	$(132,746)	$(969,127)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities of Long-Term Debt

Maturities of long-term debt outstanding at December 31, 2007, are summarized as follows (in thousands):

2008	$54,333
2009	97,749
2010	110,935
2011	1,061,180
2012	1,594,927
Thereafter	4,654,826

$7,573,950

Fair Values of Long-Term Debt

The fair value of the Senior Notes as of December 31, 2007 and 2006, was $232.5 million and $243.4 million, respectively. The fair value of the Senior Notes is based on quoted market prices. The fair values of other indebtedness approximate their respective carrying amounts based on the nature of these variable interest rate facilities. The fair values of the interest rate cap agreements are based upon quotes from brokers which were $0.1 million and $0.6 million as of December 31, 2007 and 2006, respectively.

Note 9 — Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Federal:
Current	$36,850	$58,329	$1,627
Deferred	(15,383)	3,914	2,623
Foreign:
Current	295	—	—
Deferred	(171)	—	—

Total income tax provision	$21,591	$62,243	$4,250

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(20.57)%	(16.41)%	(23.14)%
Tax exempt income of foreign subsidiary (Macao)	(36.56)%	(10.20)%	(14.07)%
Non-deductible pre-opening expenses of foreign subsidiaries	11.59%	—	—
Change in valuation allowance	21.16%	1.26%	2.61%
Change in tax reserve	3.03%	0.27%	0.57%
Other, net	1.96%	2.42%	0.51%

Effective tax rate	15.61%	12.34%	1.48%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. Based on Macanese law and the treatment of other gaming operators, the Company believes the income tax exemption will be extended for an additional five-year term. Had the Company been required to pay income taxes in Macao, consolidated net income would have been reduced by $43.9 million and $45.2 million, and diluted earning per share would have been reduced by $0.12 per share for each of the years ended December 31, 2007 and 2006, respectively.

Consolidated income before taxes for domestic and international operations is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Domestic	$15,590	$162,592	$3,271
International	122,689	341,654	284,665

Total	$138,279	$504,246	$287,936

The primary tax affected components of the Company’s net deferred tax assets are as follows (in thousands):

	At December 31,
	2007	2006

Deferred tax assets
Bad debt reserve	$10,926	$12,170
Accrued expenses	6,800	7,314
Deferred gain on the sale of The Grand Canal Shops	59,303	60,945
Other	7,434	4,712
Pre-opening expenses of foreign subsidiaries	12,522	—
Net operating loss carryforward of foreign subsidiaries	33,970	23,582
Less — valuation allowance	(46,343)	(23,582)

Total deferred tax assets	84,612	85,141

Deferred tax liabilities
Property and equipment	(50,559)	(67,807)
Prepaid expenses	(3,135)	(1,970)

Total deferred tax liabilities	(53,694)	(69,777)

Net deferred tax asset	$30,918	$15,364

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to opening retained earnings. At the adoption date of January 1, 2007, the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had $8.6 million of unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$8,552
Tax positions related to the current year:
Additions	4,205
Tax positions related to the prior year:
Additions	2,209

Balance as of December 31, 2007	$14,966

Included in the balance at December 31, 2007, are $9.8 million of uncertain tax benefits that would affect the effective income tax rate if recognized.

The Company files income tax returns in the U.S., various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities for years after 2003. The Company is not presently under examination by any major tax jurisdiction.

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes on the statement of operations. At January 1, 2007, the date of adoption, the Company did not accrue any significant interest or penalties. The Company had approximately $0.6 million of interest accrued at December 31, 2007. No penalties were accrued for at December 31, 2007. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Operating loss carryforwards of the Company’s foreign subsidiaries were $282.2 million and $195.2 million for the years ended December 31, 2007 and 2006, respectively, which begin to expire in 2008. At December 31, 2007 and 2006, there was a valuation allowance of $46.3 million and $23.6 million, respectively, provided on the foreign net operating loss carryforwards and other foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS No. 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2007 and 2006.

Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should the Company change its plans, it would be required to record a significant amount of deferred tax liabilities. For the years ended December 31, 2007 and 2006, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $837.2 million and $719.1 million, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less foreign tax credits applicable to distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

Note 10 — Mall Sale

The Grand Canal Shops at The Venetian

On April 12, 2004, the Company entered into an agreement to sell The Grand Canal Shops and lease certain restaurant and other retail space at the casino level of The Venetian (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed on May 17, 2004 and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian leased nineteen spaces on the casino level of The Venetian currently occupied by various tenants to GGP for 89 years with annual

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent of one dollar per year and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2007, 2006 and 2005, $1.2 million of this deferred item was amortized and is included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in Note 11 — Commitments and Contingencies — Other Ventures and Commitments; (ii) lease the Blue Man Group Theater space located within The Grand Canal Shops from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. $3.5 million of this deferred item was amortized during each of the years ended December 31, 2007, 2006 and 2005, and was included as an offset to convention, retail and other expense.

As of December 31, 2007, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2008	$7,660
2009	7,884
2010	8,043
2011	8,043
2012	8,043
Thereafter	129,567

$169,240

The Shoppes at The Palazzo

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open. The Company is selling The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended, regarding the development and sale of The Shoppes at The Palazzo (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale of The Shoppes at The Palazzo to GGP, which the Company expects to be on February 29, 2008, or shortly thereafter, GGP will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million and only taking into account tenants open for business or paying rent as of the closing date). The Company is in the process of finalizing the amount of the initial payment; however, the Company expects it to range between $285.0 million and $295.0 million. Pursuant to the Amended Agreement, at the fourth, eighth, 12th, 18th, and 24th month after closing, the required purchase price will be adjusted (up or down, but will never be less than $250.0 million) based on projected net operating income for the upcoming 12 months. Subject to adjustments for certain audit and other

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date and will be based on the formula described above. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and the final purchase price adjustment will be calculated by applying the base rent and other periodic payments payable by all tenants in the 30th month to the entire 12-month period, as defined. Based on the Company’s continuing relationship with GGP related to its ownership of The Grand Canal Shops, knowledge of local market conditions and discussions with tenants, management believes the total purchase price to be paid by GGP will be in excess of $700.0 million.

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice on October 23, 2007 and a conforming order was entered in December 2007. The parties have agreed to complete limited additional discovery by the end of February 2008. Argument on the appeal of the denial of the lien motion in the State Court has been scheduled by the Supreme Court for March 2008 and an initial trial call of the State Court Case also has been scheduled for March 2008. In January 2008, Malcolm filed a series of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three motions and again sought summary judgment on the counterclaim filed in the State Court Case. Based upon the advice of legal counsel, management has determined that based on proceedings to date, an adverse outcome is not probable. Lido intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp. (“LVSC”), Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. This action is currently set for trial in April 2008. Based upon the advice of legal counsel, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, Las Vegas Sands, LLC, Venetian Venture Development, LLC and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macao gaming subconcession as well as other related claims. In April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has begun in this matter and the case is currently set for trial in December 2008. Based upon the advice of legal counsel, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against Las Vegas Sands, Inc. (“LVSI”), VCR, Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to our Macao gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the Court granted defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs have appealed this decision. Based upon the advice of legal counsel, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

Macao Concession and Subconcession

On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement which was recognized and approved by the Macao government and allows VML to develop and operate casino

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects, including the Sands Macao, separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one year prior notice.

Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2007). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,314, $18,657 and $124, respectively, at exchange rates in effect on December 31, 2007), subject to a minimum of 45.0 million patacas (or $5.6 million at exchange rates in effect on December 31, 2007). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. As of December 31, 2007, the Company was obligated under its subconcession to make minimum future payments of approximately $35.2 million in each of the next five years and approximately $334.3 million thereafter through June 2022. These amounts are expected to increase substantially as the Company completes the other Cotai Strip properties, which are planned to have approximately 2,100 table games and approximately 9,500 slot machines in total.

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

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement, which requires it to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for this integrated resort and in accordance with that agreement. Although construction has started, the Company is continuing to work with the Singapore government to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The cost to design, develop and construct the Marina Bay Sands is expected to be in excess of $4.0 billion, which is inclusive of the land premium, taxes and other fees previously paid. As discussed in “— Note 8 — Long-Term Debt — Singapore Related Debt — Singapore Permanent Facilities,” the Company entered into the SGD 5.44 billion (approximately $3.76 billion at exchange rates in effect in December 31, 2007) Singapore Permanent Facilities to fund the construction, operating and other development costs of the Marina Bay Sands.

Leases

Energy Services Agreements

During 1997, VCR, Interface Group-Nevada Inc. (“Interface”) and others entered into separate energy service agreements with a heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by VCR, Interface and others over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The HVAC plant was constructed on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million. The charges payable under the separate energy services

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee.

As of December 31, 2007, VCR and Interface were obligated under the energy services agreements to make future minimum payments of $6.8 million and $5.1 million during the years ended December 31, 2008 and 2009, respectively. Expenses incurred under the energy services agreements were $6.8 million for each of the three years ended December 31, 2007.

Operating Lease Agreements

The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year.

At December 31, 2007, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2008	$6,399
2009	4,440
2010	4,070
2011	13,474
2012	2,432
Thereafter	109,500

Total minimum payments	$140,315

Expenses incurred under these operating lease agreements totaled $12.2 million, $8.3 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is party to other operating lease agreements, which are short-term and variable-rate in nature. Expenses incurred under these operating lease agreements totaled $2.1 million, $1.5 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Ventures and Commitments

The Company has entered into employment agreements with five of the Company’s senior executives, with remaining terms of two years. As of December 31, 2007, the Company was obligated to make future payments of $8.0 million and $7.6 million during the years ended December 31, 2008 and 2009, respectively.

During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shops tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shops tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2007, the Company was obligated under these agreements to make future payments of $0.7 million for each of the next five years and $7.4 million thereafter.

During 2006, the Company entered into agreements to purchase ten ferries to be built for our Macao operations. The total remaining payments related to the construction of the ferries as of December 31, 2007, was $28.7 million. Subsequent to year-end, the Company agreed to purchase an additional four ferries.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Grand Canal Shops at The Venetian Macao

The Company leases mall space in The Grand Canal Shops at The Venetian Macao to various retailers. These leases are non-cancellable operating leases with lease periods that vary from 6 months to 10 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2007, the minimum future rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect at December 31, 2007):

2008	$102,731
2009	104,196
2010	93,644
2011	59,667
2012	52,642
Thereafter	90,231

Total minimum future rentals	$503,111

The total minimum future rentals does not include the escalated contingent rent clauses. Contingent rentals amounted to $0.3 million for the period August 27, 2007 to December 31, 2007.

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

The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the years ended December 31, 2007 and 2006. The total intrinsic value of options exercised under the 1997 Plan during the year ended December 31, 2005, was $38.2 million.

Las Vegas Sands Corp. 2004 Equity Award Plan

The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2007, there were 18,307,565 shares available for grant under the 2004 Plan.

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Weighted average volatility	30.60%	31.25%	31.45%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	4.51%	4.54%	4.14%
Expected dividends	—	—	—

A summary of the status of the Company’s 2004 Plan for the year ended December 31, 2007, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2007	4,575,502	$45.61
Granted	3,323,373	83.13
Exercised	(727,692)	41.53
Forfeited	(245,126)	50.88

Outstanding at December 31, 2007	6,926,057	$63.85	8.58	$271,501,434

Exercisable at December 31, 2007	528,627	$39.99	7.49	$33,335,219

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

A summary of the status of the Company’s nonvested restricted shares for the year ended December 31, 2007, is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	71,960	$44.12
Granted	50,926	86.56
Vested	(26,959)	46.67

Nonvested at December 31, 2007	95,927	$65.93

As of December 31, 2007, there was $113.7 million of unrecognized compensation cost, net of estimated forfeitures of 8.0%, related to nonvested stock options and there was $4.1 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.3 years and 1.7 years, respectively.

The stock-based compensation activity for the 2004 Plan is as follows for the three years ended December 31, 2007 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2007	2006	2005(1)

Compensation expense:
Stock options	$30,845	$13,470	$—
Restricted shares	2,379	1,258	—

	$33,224	$14,728	$—

Income tax benefit recognized in the consolidated statement of operations	$8,155	$3,618	$—

Compensation cost capitalized as part of property and equipment	$3,478	$2,090	$—

Stock options granted	3,323	3,164	305

Weighted average grant date fair value	$32.60	$21.24	$13.87

Stock options exercised:
Intrinsic value	$44,463	$10,299	$108

Cash received	$30,221	$7,226	$—

Tax benefit realized for tax deductions from stock-based compensation	$7,526	$1,876	$8,149

(1)	In accordance with APB Opinion No. 25, the Company did not recognize compensation expense for employee stock option awards for the year ended December 31, 2005 for those options where the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

For the years ended December 31, 2007 and 2006, basic and diluted earnings per share were $0.07 and $0.03 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Employee Benefit Plans

The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the consolidated balance sheet.

Participation in the VCR 401(k) employee savings plan is available for all full-time employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. For the years ended December 31, 2007, 2006 and 2005, the Company’s matching contributions under the savings plan were $5.0 million, $4.5 million and $3.1 million, respectively.

Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the year ended December 31, 2007 and 2006, VML’s contributions into the provident fund were $8.5 million and $4.9 million, respectively. No contributions were made during 2005.

Note 14 — Related Party Transactions

The Company paid approximately $5.9 million, $4.3 million and $3.0 million during the years ended December 31, 2007, 2006 and 2005, respectively, to a travel agent and charter tour operator for travel related services, which is controlled by the Principal Stockholder.

During the year ended December 31, 2005, the Principal Stockholder purchased certain banquet room and catering goods and services from The Venetian of approximately $1.0 million. No such goods or services were purchased during 2007 and 2006.

The Company purchased hotel guest amenities from a company that is controlled by the Principal Stockholder’s brother. The total amount paid was approximately $1.0 million, $1.2 million and $1.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.

During the years ended December 31, 2007, 2006 and 2005, the Company incurred and paid certain expenses totaling $2.0 million, $1.3 million and $0.7 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2007, 2006 and 2005, the Company charged and received from the Principal Stockholder $5.3 million, $3.3 million and $1.2 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.

Note 15 — Segment Information

The Company’s principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian, which includes The Sands Expo Center and The Congress Center; The Palazzo; Sands Macao; The Venetian Macao; and Other Asia (comprised primarily of the ferry operations). The Company also reviews its construction and development activities for each of its primary projects: The Venetian; The Palazzo; Sands Macao; The Venetian Macao; The Four Seasons Macao; Other Asia (comprised of various other operations that are ancillary to our properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (on Parcels 3, 5, 6, 7 and 8 of the Cotai Strip); and Corporate and Other (comprised of the airplanes and the Sands Bethworks and Las Vegas condominium projects). The information for the years ended December 31, 2006 and 2005, have been reclassified

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to conform to the current presentation. The Company’s segment information is as follows for the three years ended December 31, 2007 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net Revenues
The Venetian and The Palazzo	$984,125	$959,700	$844,313
Macao
Sands Macao	1,314,733	1,277,159	896,599
The Venetian Macao	650,496	—	—
Other Asia	1,213	—	—

Total net revenues	$2,950,567	$2,236,859	$1,740,912

Adjusted EBITDAR(1)
The Venetian and The Palazzo	$361,076	$373,460	$323,549
Macao
Sands Macao	373,507	457,998	341,747
The Venetian Macao	144,417	—	—
Other Asia	(4,250)	—	—

Total adjusted EBITDAR	874,750	831,458	665,296
Other Operating Costs and Expenses
Corporate expense	(94,514)	(59,570)	(38,297)
Rental expense	(31,787)	(13,478)	(14,841)
Stock-based compensation expense	(15,752)	(7,133)	—
Depreciation and amortization	(202,557)	(110,771)	(95,296)
Loss on disposal of assets	(1,122)	(2,624)	(1,441)
Pre-opening expense	(189,280)	(37,673)	(3,732)
Development expense	(9,728)	(26,112)	(22,238)

Operating income	330,010	574,097	489,451
Other Non-Operating Costs and Expenses
Interest income	72,464	66,191	33,111
Interest expense, net of amounts capitalized	(244,808)	(135,853)	(96,292)
Other expense	(8,682)	(189)	(1,334)
Loss on early retirement of debt	(10,705)	—	(137,000)

Income before income taxes	138,279	504,246	287,936
Provision for income taxes	(21,591)	(62,243)	(4,250)

Net income	$116,688	$442,003	$283,686

(1)	Adjusted EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other expense, loss on disposal of assets, loss on early retirement of debt, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. Adjusted EBITDAR is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Capital Expenditures
Las Vegas Sands Corp. and Other	$129,908	$49,506	$529
Las Vegas:
The Venetian	152,207	109,119	138,015
The Palazzo	1,184,781	530,455	333,835
Macao:
Sands Macao	120,919	98,498	39,486
The Venetian Macao	970,990	954,534	347,322
The Four Seasons Macao	279,157	69,263	982
Other Asia	34,834	43	193
Other Development Projects	556,327	100,716	259
Singapore	364,580	13,157	—

Total capital expenditures	$3,793,703	$1,925,291	$860,621

	Year Ended December 31,
	2007	2006

Total Assets
Las Vegas Sands Corp. and Other	$380,646	$209,701
Las Vegas:
The Venetian	1,771,764	1,991,566
The Palazzo	2,434,186	1,179,157
Macao:
Sands Macao	550,479	537,990
The Venetian Macao	3,158,091	2,068,225
The Four Seasons Macao	391,506	70,246
Other Asia	85,817	1,300
Other Development Projects	777,740	169,205
Singapore	1,916,288	899,068

Total consolidated assets	$11,466,517	$7,126,458

Note 16 — Condensed Consolidating Financial Information

LVSC is the obligor of the 6.375% Senior Notes due 2015 issued by LVSC on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Interface, Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC and Lido Casino Resort, LLC, which was merged into VCR in March 2007 (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the 6.375% Senior Notes on a full and unconditional basis. In conjunction with entering into the New Senior Secured Credit Facility, LVSC, the Guarantor Subsidiaries and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were included as guarantors: Interface, Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, and Phase II Mall Subsidiary, LLC. As a result of the change in Guarantor

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiaries and non-guarantor subsidiaries, the Company has reclassified prior periods to conform to the current presentation as these are all entities under common control.

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, is as follows (in thousands).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$73,489	$130,625	$653,036	$—	$857,150
Restricted cash	—	5,118	227,826	—	232,944
Intercompany receivables	195,675	155,768	—	(351,443)	—
Accounts receivable, net	1,995	113,638	71,562	—	187,195
Intercompany notes receivable	73,562	55,992	—	(129,554)	—
Inventories	132	10,086	9,684	—	19,902
Deferred income taxes	1,368	30,994	109	—	32,471
Prepaid expenses and other	19,960	15,792	14,004	(332)	49,424

Total current assets	366,181	518,013	976,221	(481,329)	1,379,086
Property and equipment, net	160,524	3,775,263	4,638,827	—	8,574,614
Investment in subsidiaries	2,105,436	1,485,317	—	(3,590,753)	—
Deferred financing costs, net	1,556	58,584	47,198	—	107,338
Restricted cash	—	—	178,824	—	178,824
Deferred income taxes	—	—	1,343	(1,343)	—
Leasehold interest in land, net	—	—	1,069,609	—	1,069,609
Other assets, net	116	26,885	130,045	—	157,046

Total assets	$2,633,813	$5,864,062	$7,042,067	$(4,073,425)	$11,466,517

Accounts payable	$4,881	$49,020	$45,121	$—	$99,022
Construction payables	—	169,089	548,452	—	717,541
Intercompany payables	—	125,693	225,750	(351,443)	—
Accrued interest payable	6,350	3,320	1,795	—	11,465
Other accrued liabilities	8,141	191,103	411,668	—	610,912
Intercompany notes payable	—	—	129,554	(129,554)	—
Income taxes payable	—	—	332	(332)	—
Current maturities of long-term debt	3,688	36,141	14,504	—	54,333

Total current liabilities	23,060	574,366	1,377,176	(481,329)	1,493,273
Other long-term liabilities	15,532	171,860	6,028	—	193,420
Deferred income taxes	770	2,126	—	(1,343)	1,553
Long-term debt	334,177	3,010,274	4,173,546	—	7,517,997

Total liabilities	373,539	3,758,626	5,556,750	(482,672)	9,206,243

Stockholders’ equity	2,260,274	2,105,436	1,485,317	(3,590,753)	2,260,274

Total stockholders’ equity and liabilities	$2,633,813	$5,864,062	$7,042,067	$(4,073,425)	$11,466,517

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$69,100	$96,219	$302,747	$—	$468,066
Restricted cash	50,076	95,139	253,547	—	398,762
Intercompany receivables	170,844	49,509	—	(220,353)	—
Accounts receivable, net	137	121,375	52,171	—	173,683
Intercompany notes receivable	73,154	52,736	—	(125,890)	—
Inventories	—	10,273	2,018	—	12,291
Deferred income taxes	1,583	14,064	41	—	15,688
Prepaid expenses and other	1,793	8,286	14,988	—	25,067

Total current assets	366,687	447,601	625,512	(346,243)	1,093,557
Property and equipment, net	85,758	2,437,074	2,059,493	—	4,582,325
Investment in subsidiaries	1,919,079	829,647	—	(2,748,726)	—
Deferred financing costs, net	1,176	24,124	45,081	—	70,381
Restricted cash	—	323,668	231,464	—	555,132
Deferred income taxes	—	1,794	3,254	(5,048)	—
Leasehold interest in land, net	—	—	809,856	—	809,856
Other assets, net	78	12,538	2,591	—	15,207

Total assets	$2,372,778	$4,076,446	$3,777,251	$(3,100,017)	$7,126,458

Accounts payable	$884	$29,038	$21,116	$—	$51,038
Construction payables	674	75,155	253,546	—	329,375
Intercompany payables	—	44,732	175,621	(220,353)	—
Accrued interest payable	5,977	1,442	1,077	—	8,496
Other accrued liabilities	13,231	149,390	156,280	—	318,901
Intercompany notes payable	—	—	125,890	(125,890)	—
Income taxes payable	20,352	—	—	—	20,352
Deferred income taxes	—	—	—	—	—
Current maturities of long-term debt	—	6,486	—	—	6,486

Total current liabilities	41,118	306,243	733,530	(346,243)	734,648
Other long-term liabilities	2,981	177,199	—	—	180,180
Deferred income taxes	5,372	—	—	(5,048)	324
Long-term debt	248,153	1,673,925	2,214,074	—	4,136,152

Total liabilities	297,624	2,157,367	2,947,604	(351,291)	5,051,304

Stockholders’ equity	2,075,154	1,919,079	829,647	(2,748,726)	2,075,154

Total stockholders’ equity and liabilities	$2,372,778	$4,076,446	$3,777,251	$(3,100,017)	$7,126,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$404,255	$1,846,166	$—	$2,250,421
Rooms	—	362,404	74,953	—	437,357
Food and beverage	—	144,745	94,043	(536)	238,252
Convention, retail and other	38,909	126,364	53,791	(40,672)	178,392

Total revenues	38,909	1,037,768	2,068,953	(41,208)	3,104,422
Less — promotional allowances	(1,045)	(75,187)	(77,623)	—	(153,855)

Net revenues	37,864	962,581	1,991,330	(41,208)	2,950,567

Operating expenses:
Casino	—	195,206	1,240,858	(402)	1,435,662
Rooms	—	82,275	11,944	—	94,219
Food and beverage	—	71,573	48,463	(1,763)	118,273
Convention, retail and other	—	64,825	32,864	—	97,689
Provision for doubtful accounts	—	25,126	1,243	—	26,369
General and administrative	—	212,138	146,262	(39,043)	319,357
Corporate expense	91,548	366	2,600	—	94,514
Rental expense	—	8,348	23,439	—	31,787
Pre-opening expense	2,282	23,510	163,488	—	189,280
Development expense	6,030	—	3,698	—	9,728
Depreciation and amortization	6,571	89,571	106,415	—	202,557
Loss on disposal of assets	505	53	564	—	1,122

	106,936	772,991	1,781,838	(41,208)	2,620,557

Operating income (loss)	(69,072)	189,590	209,492	—	330,010
Other income (expense):
Interest income	9,217	41,712	28,625	(7,090)	72,464
Interest expense, net of amounts capitalized	(18,837)	(115,438)	(117,623)	7,090	(244,808)
Other expense	(6)	(1,009)	(7,667)	—	(8,682)
Loss on early retirement of debt	—	(10,705)	—	—	(10,705)
Income from equity investment in subsidiaries	188,785	110,579	—	(299,364)	—

Income before income taxes	110,087	214,729	112,827	(299,364)	138,279
Benefit (provision) for income taxes	6,601	(25,944)	(2,248)	—	(21,591)

Net income	$116,688	$188,785	$110,579	$(299,364)	$116,688

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$411,771	$1,264,290	$—	$1,676,061
Rooms	—	343,995	6,611	—	350,606
Food and beverage	—	137,006	51,129	(316)	187,819
Convention, retail and other	33,408	123,257	3,549	(34,522)	125,692

Total revenues	33,408	1,016,029	1,325,579	(34,838)	2,340,178
Less — promotional allowances	(625)	(66,140)	(36,554)	—	(103,319)

Net revenues	32,783	949,889	1,289,025	(34,838)	2,236,859

Operating expenses:
Casino	—	187,431	737,839	(237)	925,033
Rooms	—	85,420	231	—	85,651
Food and beverage	—	66,121	24,106	(1,114)	89,113
Convention, retail and other	—	62,300	2,015	—	64,315
Provision for doubtful accounts	—	17,645	422	—	18,067
General and administrative	—	195,508	68,334	(33,487)	230,355
Corporate expense	59,220	—	350	—	59,570
Rental expense	—	12,669	809	—	13,478
Pre-opening expense	—	1,369	36,304	—	37,673
Development expense	3,280	(35)	22,867	—	26,112
Depreciation and amortization	2,906	67,469	40,396	—	110,771
Loss on disposal of assets	—	684	1,940	—	2,624

	65,406	696,581	935,613	(34,838)	1,662,762

Operating income (loss)	(32,623)	253,308	353,412	—	574,097
Other income (expense):
Interest income	12,457	33,027	28,730	(8,023)	66,191
Interest expense, net of amounts capitalized	(16,921)	(83,002)	(43,953)	8,023	(135,853)
Other income (expense)	2,422	(570)	(2,041)	—	(189)
Income from equity investment in subsidiaries	470,823	337,978	—	(808,801)	—

Income before income taxes	436,158	540,741	336,148	(808,801)	504,246
Benefit (provision) for income taxes	5,845	(69,918)	1,830	—	(62,243)

Net income	$442,003	$470,823	$337,978	$(808,801)	$442,003

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2005

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$367,915	$882,175	$—	$1,250,090
Rooms	—	318,830	4,730	—	323,560
Food and beverage	—	116,402	31,108	—	147,510
Convention, retail and other	17,909	98,879	4,186	(17,909)	103,065

Total revenues	17,909	902,026	922,199	(17,909)	1,824,225
Less — promotional allowances	(762)	(56,951)	(25,600)	—	(83,313)

Net revenues	17,147	845,075	896,599	(17,909)	1,740,912

Operating expenses:
Casino	—	166,912	489,678	—	656,590
Rooms	—	81,778	280	—	82,058
Food and beverage	—	62,564	14,172	—	76,736
Convention, retail and other	—	54,647	3,421	—	58,068
Provision for doubtful accounts	—	9,101	257	—	9,358
General and administrative	—	163,515	47,200	(17,909)	192,806
Corporate expense	38,200	—	97	—	38,297
Rental expense	—	14,094	747	—	14,841
Pre-opening expense	—	678	3,054	—	3,732
Development expense	646	217	21,375	—	22,238
Depreciation and amortization	2,037	67,689	25,570	—	95,296
Loss on disposal of assets	—	1,104	337	—	1,441

	40,883	622,299	606,188	(17,909)	1,251,461

Operating income (loss)	(23,736)	222,776	290,411	—	489,451
Other income (expense):
Interest income	12,365	20,687	9,093	(9,034)	33,111
Interest expense, net of amounts capitalized	(9,178)	(82,369)	(13,779)	9,034	(96,292)
Other income (expense)	—	(1,335)	1	—	(1,334)
Loss on early retirement of debt	—	(132,834)	(4,166)	—	(137,000)
Income from equity investment in subsidiaries	298,967	283,211	—	(582,178)	—

Income before income taxes	278,418	310,136	281,560	(582,178)	287,936
Benefit (provision) for income taxes	5,268	(11,169)	1,651	—	(4,250)

Net income	$283,686	$298,967	$283,211	$(582,178)	$283,686

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(135,852)	$211,815	$289,494	$—	$365,457

Cash flows from investing activities:
Change in restricted cash	50,076	413,689	92,511	—	556,276
Capital expenditures	(88,016)	(1,327,335)	(2,378,352)	—	(3,793,703)
Acquisition of gaming license included in other assets	—	—	(50,000)	—	(50,000)
Repayment of receivable from Guarantor Subsidiaries	73,715	—	—	(73,715)	—
Repayment of receivable from Non-Guarantor Subsidiaries	125,464	58,521	—	(183,985)	—
Intercompany receivable to Guarantor Subsidiaries	(114,902)	—	—	114,902	—
Intercompany receivable to Non-Guarantor Subsidiaries	(32,338)	(126,513)	—	158,851	—
Capital contributions to subsidiaries	—	(548,088)	—	548,088	—

Net cash provided by (used in) investing activities	13,999	(1,529,726)	(2,335,841)	564,141	(3,287,427)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,221	—	—	—	30,221
Excess tax benefits from stock-based compensation	7,112	—	—	—	7,112
Capital contributions received	—	—	548,088	(548,088)	—
Borrowings from Las Vegas Sands Corp.	—	114,902	32,338	(147,240)	—
Borrowings from Guarantor Subsidiaries	—	—	126,513	(126,513)	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(58,521)	58,521	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(73,715)	(125,464)	199,179	—
Proceeds from Macao credit facility	—	—	1,551,000	—	1,551,000
Proceeds from Singapore bridge facility	—	—	339,788	—	339,788
Proceeds from airplane financing	92,250	—	—	—	92,250
Proceeds from new senior secured credit facility-term B	—	3,000,000	—	—	3,000,000
Proceeds from senior secured credit facility-revolver	—	62,000	—	—	62,000
Proceeds from construction loan for The Shoppes at The Palazzo	—	52,000	—	—	52,000
Proceeds from FF&E financings and other long-term debt	—	23,834	14,204	—	38,038
Repayments on new senior secured credit facility-term B	—	(15,000)	—	—	(15,000)
Repayment on senior secured credit facility-term B and term B delayed	—	(1,170,000)	—	—	(1,170,000)
Repayment on senior secured credit facility-revolver	—	(322,128)	—	—	(322,128)
Repayments on airplane financing	(2,766)	—	—	—	(2,766)
Repayments on FF&E financings and other long-term debt	—	(7,334)	(1,205)	—	(8,539)
Repayments on construction loan for The Shoppes at The Palazzo	—	(166,500)	—	—	(166,500)
Repayments on The Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Payments of deferred financing costs	(575)	(54,874)	(18,294)	—	(73,743)

Net cash provided by financing activities	126,242	1,352,317	2,408,447	(564,141)	3,322,865

Effect of exchange rate on cash	—	—	(11,811)	—	(11,811)

Increase in cash and cash equivalents	4,389	34,406	350,289	—	389,084
Cash and cash equivalents at beginning of year	69,100	96,219	302,747	—	468,066

Cash and cash equivalents at end of year	$73,489	$130,625	$653,036	$—	$857,150

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(28,167)	$198,931	$(367,484)	$—	$(196,720)

Cash flows from investing activities:
Change in restricted cash	(24)	174,001	(484,542)	—	(310,565)
Capital expenditures	(49,519)	(643,338)	(1,232,434)	—	(1,925,291)
Notes receivable to Non-Guarantor Subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from Non-Guarantor Subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable to Las Vegas Sands Corp.	—	20,000	—	(20,000)	—
Repayment of receivable from Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Intercompany receivable to Non-Guarantor Subsidiaries	(104,464)	(18,408)	—	122,872	—
Capital contributions to subsidiaries	(9,549)	(6,989)	—	16,538	—

Net cash used in investing activities	(113,556)	(544,734)	(1,716,976)	139,410	(2,235,856)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,226	—	—	—	7,226
Excess tax benefits from stock-based compensation	1,401	—	—	—	1,401
Capital contributions received	—	9,549	6,989	(16,538)	—
Borrowings from Las Vegas Sands Corp.	—	—	219,464	(219,464)	—
Borrowings from Guarantor Subsidiaries	20,000	—	93,408	(113,408)	—
Repayment on borrowings from Guarantor Subsidiaries	(20,000)	—	(25,000)	45,000	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Proceeds from Macao credit facility	—	—	1,350,000	—	1,350,000
Proceeds from Singapore bridge facility	—	—	892,076	—	892,076
Proceeds from senior secured credit facility-revolver	—	254,129	—	—	254,129
Proceeds from construction loan for The Shoppes at The Palazzo	—	86,000	—	—	86,000
Proceeds from FF&E financings and other long-term debt	—	37,715	75	—	37,790
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on Macao credit facility	—	—	(50,000)	—	(50,000)
Repayment on senior secured credit facility-revolver	—	(25,000)	—	—	(25,000)
Repayments on FF&E financings and other long-term debt	—	(2,999)	(14)	—	(3,013)
Repayments on The Sands Expo Center mortgage loan	—	(4,733)	—	—	(4,733)
Payments of deferred financing costs	—	(2,283)	(50,611)	—	(52,894)

Net cash provided by financing activities	8,627	352,378	2,221,387	(139,410)	2,442,982

Effect of exchange rate on cash	—	—	814	—	814

Increase (decrease) in cash and cash equivalents	(133,096)	6,575	137,741	—	11,220
Cash and cash equivalents at beginning of year	202,196	89,644	165,006	—	456,846

Cash and cash equivalents at end of year	$69,100	$96,219	$302,747	$—	$468,066

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2005

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(4,102)	$186,823	$407,195	$—	$589,916

Cash flows from investing activities:
Change in restricted cash	(50,052)	(215,338)	4	—	(265,386)
Capital expenditures	(1,217)	(432,152)	(427,252)	—	(860,621)
Capital contributions to subsidiaries	(564,260)	(49,220)	—	613,480	—
Note receivable to Non-Guarantor Subsidiaries	(121,784)	—	—	121,784	—
Intercompany payment for airplane transfer	(40,000)	40,000	—	—	—

Net cash used in investing activities	(777,313)	(656,710)	(427,248)	735,264	(1,126,007)

Cash flows from financing activities:
Transaction costs, initial public offering	(487)	—	—	—	(487)
Dividends paid to shareholders	—	(21,052)	—	—	(21,052)
Proceeds from exercise of stock options	313	—	—	—	313
Capital contributions received	—	564,260	49,220	(613,480)	—
Borrowings from Las Vegas Sands Corp.	—	—	121,784	(121,784)	—
Repayments on 11% mortgage notes	—	(843,640)	—	—	(843,640)
Proceeds from 6.375% senior note, net of discount	247,722	—	—	—	247,722
Proceeds from senior secured credit facility-term B	—	305,000	—	—	305,000
Proceeds from senior secured credit facility-term B delayed	—	200,000	—	—	200,000
Proceeds from construction loan for The Shoppes at The Palazzo	—	28,500	—	—	28,500
Repayments on Venetian Macao senior secured notes-tranches A and B	—	—	(120,000)	—	(120,000)
Proceeds from senior secured credit facility-revolver	—	31,000	—	—	31,000
Repayments on FF&E financings	—	(1,800)	—	—	(1,800)
Repayments on The Sands Expo Center mortgage loan	—	(3,687)	—	—	(3,687)
Repurchase premiums incurred in connection with refinancing transactions	—	(113,311)	—	—	(113,311)
Payments of deferred financing costs	(1,438)	(9,838)	—	—	(11,276)
Net change in intercompany accounts	(7,426)	35,895	(28,469)	—	—

Net cash provided by (used in) financing activities	238,684	171,327	22,535	(735,264)	(302,718)

Effect of exchange rate on cash	—	—	757	—	757

Increase (decrease) in cash and cash equivalents	(542,731)	(298,560)	3,239	—	(838,052)
Cash and cash equivalents at beginning of year	744,927	388,204	161,767	—	1,294,898

Cash and cash equivalents at end of year	$202,196	$89,644	$165,006	$—	$456,846

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third(1)	Fourth(2)	Total
		(In thousands, except per share data)

2007
Net revenues	$628,218	$612,926	$660,950	$1,048,473	$2,950,567
Operating income (loss)	131,006	86,233	(20,794)	133,565	330,010
Net income (loss)	90,914	34,398	(48,507)	39,883	116,688
Basic earnings (loss) per share	0.26	0.10	(0.14)	0.11	0.33
Diluted earnings (loss) per share	0.26	0.10	(0.14)	0.11	0.33
2006
Net revenues	$530,364	$517,007	$553,228	$636,260	$2,236,859
Operating income	148,880	125,415	133,478	166,324	574,097
Net income	121,783	109,329	97,251	113,640	442,003
Basic earnings per share	0.34	0.31	0.27	0.32	1.25
Diluted earnings per share	0.34	0.31	0.27	0.32	1.24

(1)	The Venetian Macao opened on August 28, 2007.

(2)	The Palazzo partially opened on December 30, 2007.

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2007, 2006 and 2005

		Provision
	Balance at	for	Write-offs,	Balance
	Beginning	Doubtful	net of	at End
Description	Of Year	Accounts	Recoveries	of Year
	(In thousands)

Allowance for doubtful accounts:
2005	$20,309	9,358	(187)	$29,480

2006	$29,480	18,067	(12,071)	$35,476

2007	$35,476	26,369	(28,729)	$33,116

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year

Deferred income tax asset valuation allowance:
2005	$6,175	11,211	—	$17,386

2006	$17,386	6,196	—	$23,582

2007	$23,582	22,761	—	$46,343

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2007 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than in connection with the opening of The Palazzo in December 2007, we implemented controls and procedures at The Palazzo similar to those in effect at our other facilities.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on this framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. — OTHER INFORMATION

On February 25, 2008, the Company paid supplemental bonuses to certain of its officers in the following amounts: William P. Weidner, $450,000; Bradley H. Stone, $350,000; Robert G. Goldstein, $295,000; Robert P. Rozek, $50,000; and Scott D. Henry, $155,000. These payments were made in recognition of the significant contributions made by these individuals to the Company during 2007, including in connection with the openings of The Venetian Macao and The Palazzo, and the continuing progress of the Company’s other projects, including Marina Bay Sands and Sands Bethworks.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 29, 2008 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”

We have adopted a Code of Business Conduct and Ethics which is posted on our website at www.lasvegassands.com, along with any amendments or waivers to the Code. Copies of the Code of Business Conduct and Ethics are available without charge by sending a written request to the Corporate Secretary at the following address: Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

ITEM 11. — EXECUTIVE COMPENSATION

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Executive Compensation and Other Information,” “Director Compensation,” “Information Regarding the Board of Directors and Its Committees” and “Compensation Committee Report” (which report is deemed to be furnished and is not deemed to be filed in any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934).

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Equity Compensation Plan Information” and “Principal Stockholders.”

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Board of Directors,” “Information Regarding the Board of Directors and its Committees” and “Certain Transactions.”

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, under the caption “Fees paid to Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2	Indenture, dated as of February 10, 2005, by and between Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (the “6.375% Notes Indenture) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005).
4.3	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005, by and among Las Vegas Sands, Inc. (n/k/a Las Vegas Sands, LLC), Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, (which was merged into Venetian Casino Resort, LLC in March 2007), Venetian Venture Development, LLC, Venetian Operating Company, LLC (which was merged into Venetian Casino Resort, LLC in March 2006), Venetian Marketing, Inc. and Venetian Transport, LLC, as guarantors, Las Vegas Sands Corp., as issuer and U.S. Bank National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005).
4.4	Second Supplemental Indenture to the 6.375% Notes Indenture, dated as of May 23, 2007, by and among Interface Group Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, as guaranteeing subsidiaries, the guarantors party to the first supplemental indenture, Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.1	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as guarantors, the lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JPMorgan Chase Bank, as documentation agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

Exhibit No.	Description of Document

10.2	Security Agreement, dated as of May 23, 2007, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.3	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.5	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as trustors, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.8	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC, as the borrower, certain affiliates of the borrower as guarantors, the lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.9	Amended and Restated Security Agreement, dated as of August 21, 2007, between each of the grantors party thereto and General Electric Capital Corporation, as collateral agent for the secured parties (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.10	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

Exhibit No.	Description of Document

10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).
10.13	Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.14	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.15	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.16	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.17	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.18	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.19	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.20	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.21	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.22	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.23	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.24	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).

Exhibit No.		Description of Document

10.25		Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.26		Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.27		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.28		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.29		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.30		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.31		Employment Agreement, dated as of June 1, 2006, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert Rozek (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.32		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).
10.33		Land Concession Agreement, dated as of December 10, 2003, issued by the Macao Special Administrative Region to Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.34		Land Concession Agreement, dated as of February 23, 2007, issued by the Macau Special Administrative Region to Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10	.35†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.36		Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).
10.37		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

Exhibit No.	Description of Document

10.38	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.39	Registration Rights Agreement, dated as of December 20, 2004, by and among Las Vegas Sands Corp. and the stockholders named therein (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.40	Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.41	Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.42	Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.43	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.44	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.45	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.46	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.47	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.48	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.49	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.50	Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.51	Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.52	Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 15, 2005).

Exhibit No.		Description of Document

10.53		Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.54		Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.55		Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.56		Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.57		First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10.58		First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as disbursement agent and bank agent. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10	.59*	Facility Agreement, dated as of December 28, 2007, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs Foreign Exchange (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea-Chinese Banking Corporation Limited, as coordinators, and DBS Bank Ltd., as technical bank, agent and security trustee.
10	.60*	Sponsor Support Agreement, dated as of December 28, 2007, among Las Vegas Sands Corp., as sponsor, Sands Mauritius Holdings and MBS Holdings Pte. Ltd., as holding company, Marina Bay Sands Pte. Ltd., as borrower and DBS Bank Ltd., as security trustee.
10.61		Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
10.62		Third Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 26, 2006, by and among Venetian Casino Resort, LLC, Lido Casino Resort, LLC, Phase II Mall Subsidiary, LLC, Grand Canal Shops II, LLC, and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
10.63		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).
10.64		First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.65		Facility Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited and Oversea — Chinese Banking Corporation Limited, as mandated lead arrangers, Goldman Sachs (Singapore) Pte. and DBS Bank Ltd., as coordinators, DBS Bank Ltd., as agent and security trustee, and the financial institutions listed therein as original lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

Exhibit No.		Description of Document

10.66		Purchase Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., as issuer, the purchasers named therein, Las Vegas Sands Corp., as guarantor, and Goldman Sachs (Singapore) Pte. and DBS Bank Ltd., as lead managers (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

February 28, 2008

/s/  Sheldon G. Adelson
Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson Sheldon G. Adelson	Chairman of the Board, Chief Executive Officer and Director	February 28, 2008

/s/ Irwin Chafetz Irwin Chafetz	Director	February 28, 2008

/s/ Charles D. Forman Charles D. Forman	Director	February 28, 2008

/s/ Andrew R. Heyer Andrew R. Heyer	Director	February 28, 2008

/s/ Michael A. Leven Michael A. Leven	Director	February 28, 2008

/s/ James L. Purcell James L. Purcell	Director	February 28, 2008

/s/ Irwin A. Siegel Irwin A. Siegel	Director	February 28, 2008

/s/ William P. Weidner William P. Weidner	President, Chief Operating Officer and Director	February 28, 2008

/s/ Robert P. Rozek Robert P. Rozek	Senior Vice President and Chief Financial Officer	February 28, 2008

Index to Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2	Indenture, dated as of February 10, 2005, by and between Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (the “6.375% Notes Indenture) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005).
4.3	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005, by and among Las Vegas Sands, Inc. (n/k/a Las Vegas Sands, LLC), Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, (which was merged into Venetian Casino Resort, LLC in March 2007), Venetian Venture Development, LLC, Venetian Operating Company, LLC (which was merged into Venetian Casino Resort, LLC in March 2006), Venetian Marketing, Inc. and Venetian Transport, LLC, as guarantors, Las Vegas Sands Corp., as issuer and U.S. Bank National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005).
4.4	Second Supplemental Indenture to the 6.375% Notes Indenture, dated as of May 23, 2007, by and among Interface Group Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, as guaranteeing subsidiaries, the guarantors party to the first supplemental indenture, Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.1	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as guarantors, the lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JPMorgan Chase Bank, as documentation agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.2	Security Agreement, dated as of May 23, 2007, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.3	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

Exhibit No.	Description of Document

10.5	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as trustors, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.8	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC, as the borrower, certain affiliates of the borrower as guarantors, the lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.9	Amended and Restated Security Agreement, dated as of August 21, 2007, between each of the grantors party thereto and General Electric Capital Corporation, as collateral agent for the secured parties (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.10	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).
10.13	Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.14	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.15	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

Exhibit No.	Description of Document

10.16	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.17	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.18	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.19	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.20	Addendum to Sands Resort Hotel & Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.21	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.22	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.23	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.24	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).
10.25	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.26	Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.27	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.28	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.29	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

Exhibit No.		Description of Document

10.30		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.31		Employment Agreement, dated as of June 1, 2006, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert Rozek (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.32		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).
10.33		Land Concession Agreement, dated as of December 10, 2003, issued by the Macao Special Administrative Region to Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.34		Land Concession Agreement, dated as of February 23, 2007, issued by the Macau Special Administrative Region to Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10	.35†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.36		Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Form 8-K Current Report on filed on April 16, 2004).
10.37		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).
10.38		Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.39		Registration Rights Agreement, dated as of December 20, 2004, by and among Las Vegas Sands Corp. and the stockholders named therein (incorporated by reference from Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.40		Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.41		Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.42		Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.43		Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document

10.44	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.45	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.46	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.47	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.48	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.49	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.50	Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.51	Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.52	Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 15, 2005).
10.53	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.54	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.55	Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.56	Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.57	First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

Exhibit No.		Description of Document

10.58		First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as disbursement agent and bank agent. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10	.59*	Facility Agreement, dated as of December 28, 2007, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs Foreign Exchange (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea-Chinese Banking Corporation Limited, as coordinators, and DBS Bank Ltd., as technical bank, agent and security trustee.
10	.60*	Sponsor Support Agreement, dated as of December 28, 2007, among Las Vegas Sands Corp., as sponsor, Sands Mauritius Holdings and MBS Holdings Pte. Ltd., as holding company, Marina Bay Sands Pte. Ltd., as borrower and DBS Bank Ltd., as security trustee.
10.61		Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
10.62		Third Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 26, 2006, by and among Venetian Casino Resort, LLC, Lido Casino Resort, LLC, Phase II Mall Subsidiary, LLC, Grand Canal Shops II, LLC, and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
10.63		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).
10.64		First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.65		Facility Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited and Oversea — Chinese Banking Corporation Limited, as mandated lead arrangers, Goldman Sachs (Singapore) Pte. and DBS Bank Ltd., as coordinators, DBS Bank Ltd., as agent and security trustee, and the financial institutions listed therein as original lenders (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
10.66		Purchase Agreement, dated as of August 18, 2006, among Marina Bay Sands Pte. Ltd., as issuer, the purchasers named therein, Las Vegas Sands Corp., as guarantor, and Goldman Sachs (Singapore) Pte. and DBS Bank Ltd., as lead managers (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.