Form 10-Q
period 2008-03-31
LAS VEGAS SANDS CORP
filed 2008-05-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission file number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3355 Las Vegas Boulevard South	89109
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 5, 2008.

LAS VEGAS SANDS CORP.

Class	Outstanding at May 5, 2008
Common Stock ($0.001 par value)	355,423,196 shares

LAS VEGAS SANDS CORP.

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$855,362	$857,150
Restricted cash	304,895	232,944
Accounts receivable, net	253,614	187,195
Inventories	24,035	19,902
Deferred income taxes	16,588	32,471
Prepaid expenses and other	43,567	49,424

Total current assets	1,498,061	1,379,086
Property and equipment, net	9,426,585	8,574,614
Deferred financing costs, net	185,423	107,338
Restricted cash	149,464	178,824
Deferred income taxes	27,340	—
Leasehold interests in land, net	1,103,424	1,069,609
Other assets, net	178,104	157,046

Total assets	$12,568,401	$11,466,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,479	$99,023
Construction payables	710,109	717,541
Accrued interest payable	14,967	11,465
Other accrued liabilities	597,170	610,911
Current maturities of long-term debt	78,286	54,333

Total current liabilities	1,500,011	1,493,273
Other long-term liabilities	35,500	28,674
Deferred income taxes	—	1,553
Deferred proceeds from sale of The Shoppes at The Palazzo	240,108	—
Deferred gain on sale of The Grand Canal Shoppes	60,334	61,200
Deferred rent from mall transactions	151,316	103,546
Long-term debt	8,290,332	7,517,997

Total liabilities	10,277,601	9,206,243

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 355,420,946 and 355,271,070 shares issued and outstanding	355	355
Capital in excess of par value	1,082,093	1,064,878
Accumulated other comprehensive income (loss)	22,052	(2,493)
Retained earnings	1,186,300	1,197,534

Total stockholders’ equity	2,290,800	2,260,274

Total liabilities and stockholders’ equity	$12,568,401	$11,466,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except share and per share data)

Revenues:
Casino	$795,441	$465,734
Rooms	190,689	97,868
Food and beverage	83,240	54,359
Convention, retail and other	78,858	43,046

	1,148,228	661,007
Less-promotional allowances	(69,205)	(32,789)

Net revenues	1,079,023	628,218

Operating expenses:
Casino	519,468	278,697
Rooms	40,281	22,524
Food and beverage	41,040	23,633
Convention, retail and other	44,967	17,431
Provision for doubtful accounts	8,132	15,516
General and administrative	142,953	57,971
Corporate expense	25,537	18,519
Rental expense	9,064	6,708
Pre-opening expense	26,590	22,457
Development expense	5,892	2,346
Depreciation and amortization	113,413	31,232
Loss on disposal of assets	5,121	178

	982,458	497,212

Operating income	96,565	131,006
Other income (expense):
Interest income	5,465	12,664
Interest expense, net of amounts capitalized	(114,700)	(34,612)
Other income (expense)	8,099	(7,033)
Loss on early retirement of debt	(3,989)	—

Income (loss) before income taxes	(8,560)	102,025
Provision for income taxes	(2,674)	(11,111)

Net income (loss)	$(11,234)	$90,914

Basic earnings (loss) per share	$(0.03)	$0.26

Diluted earnings (loss) per share	$(0.03)	$0.26

Weighted average shares outstanding:
Basic	355,274,537	354,613,724

Diluted	355,274,537	356,114,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(11,234)	$90,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,413	31,232
Amortization of leasehold interests in land included in rental expense	6,595	4,213
Amortization of deferred financing costs and original issue discount	9,874	5,054
Amortization of deferred gain and rent	(1,173)	(1,173)
Deferred rent from mall transactions	48,077	—
Loss on early retirement of debt	3,989	—
Loss on disposal of assets	5,121	178
Stock-based compensation expense	9,821	4,448
Provision for doubtful accounts	8,132	15,516
Foreign exchange gain	(8,831)	—
Excess tax benefits from stock-based compensation	(1,326)	(2,293)
Deferred income taxes	(13,010)	(2,203)
Changes in operating assets and liabilities:
Accounts receivable	(74,551)	37,313
Inventories	(4,133)	(761)
Prepaid expenses and other	(13,142)	(32,231)
Leasehold interests in land	(933)	(105,934)
Accounts payable	456	5,154
Accrued interest payable	3,502	(4,038)
Other accrued liabilities	(8,212)	5,962

Net cash provided by operating activities	72,435	51,351

Cash flows from investing activities:
Change in restricted cash	(27,115)	398,571
Capital expenditures	(943,541)	(764,964)

Net cash used in investing activities	(970,656)	(366,393)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,020	9,983
Excess tax benefits from stock-based compensation	1,326	2,293
Proceeds from long-term debt (Note 4)	2,105,196	370,859
Repayments on long-term debt (Note 4)	(1,372,421)	(100,140)
Proceeds from the sale of The Shoppes at The Palazzo (Note 7)	240,108	—
Payments of deferred financing costs	(89,866)	(1,284)

Net cash provided by financing activities	889,363	281,711

Effect of exchange rate on cash	7,070	4,790

Decrease in cash and cash equivalents	(1,788)	(28,541)
Cash and cash equivalents at beginning of period	857,150	468,066

Cash and cash equivalents at end of period	$855,362	$439,525

Supplemental disclosure of cash flow information:
Cash payments for interest	$131,907	$80,416

Cash payments for taxes	$—	$30,000

Non-cash investing and financing activities:
Property and equipment asset acquisitions included in construction payables	$710,109	$367,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 —	ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp., a Nevada corporation (“LVSC”), and its subsidiaries (collectively the “Company”) for the year ended December 31, 2007. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

Operations

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort situated on the Las Vegas Strip; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring a modern European ambience and design reminiscent of Italian affluent living; and an expo and convention center with approximately 1.2 million square feet (the “Sands Expo Center”). With the opening of The Palazzo, these Las Vegas properties form an integrated resort with 7,093 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

The Company also owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, pursuant to a 20-year gaming subconcession. The Sands Macao offers over 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater, and other high-end services and amenities.

On August 28, 2007, under the same gaming subconcession as the Sands Macao, the Company opened The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Striptm, a master-planned development of resort properties in Macao, China. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; a casino floor of approximately 550,000 square feet; an approximately 15,000-seat arena; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

United States Development Projects

Las Vegas Condominiums

The Company is constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that is situated between The Palazzo and The Venetian Las Vegas. The condominium tower is currently expected to open in late 2009.

Sands Bethworks

In August 2007, the Company’s subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. Sands Bethworks Gaming will develop a gaming, hotel, shopping and dining complex called Sands Bethworks, located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. In its first phase, the 124-acre development is expected to feature a 300-room hotel, approximately

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

200,000 square feet of retail space, up to 5,000 slot machines, a 50,000-square-foot multipurpose event center and a variety of dining options. The Company will own the property through its joint venture with Bethworks Now, LLC, which has yet to contribute the land to the joint venture. The Company expects the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. Sands Bethworks is expected to open in summer 2009.

Macao Development Projects

The Company has submitted plans to the Macao government for its Cotai Strip development projects, consisting of six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres (referred to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities. The Company has commenced construction or pre-construction for these six parcels and plans to own and operate all of the casinos in these developments under its Macao gaming subconcession.

The Company has received a land concession from the Macao government to build on parcels 1, 2 and 3, including the site on which the Company owns and operates The Venetian Macao (parcel 1) and the site on which it is building a Four Seasons hotel and casino development (the “Four Seasons Macao,” located on parcel 2). The Company does not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at the Company’s option, grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums, which are payable over four years or upon the completion of the corresponding resort, as well as annual rent for the term of the land concession.

The Company does not yet have all the necessary Macao government approvals that it will need in order to develop all of its planned Cotai Strip developments. The Company has commenced construction or pre-construction for the projects on parcels 5, 6, 7 and 8 for which it has not yet been granted land concessions. The Company is in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be approved; however, if the Company does not obtain these land concessions, it could forfeit all or a substantial part of its $893.8 million in capitalized construction costs related to these Cotai Strip projects as of March 31, 2008.

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

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,700 rooms), a casino, an enclosed retail, dining and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entertainment complex of approximately 850,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Marina Bay Sands is expected to open in late 2009.

Other Development Projects

The Company is currently exploring the possibility of developing and operating additional properties, including integrated resorts, in other Asian and U.S. jurisdictions, and in Europe. In December 2007, the Company submitted applications to the Kansas Lottery Commission for a gaming license, and if successful, the Company plans to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Development Financing Strategy

As previously described, the Company has a number of significant development projects underway in the United States, Macao and Singapore for which construction is currently expected to continue through 2011. In the United States, the estimated costs to build the Las Vegas condominium tower and the Sands Bethworks project are each approximately $600.0 million, of which the Company has capitalized approximately $111.6 million and $117.9 million, respectively, as of March 31, 2008. In Macao, the estimated cost to build the Company’s Cotai Strip developments (including The Venetian Macao) is approximately $12.0 billion, of which the Company has capitalized approximately $3.37 billion as of March 31, 2008. In Singapore, although construction has started on the Marina Bay Sands, the Company is continuing to work with the Singapore government to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The Company expects that the cost to build the Marina Bay Sands will be in excess of $4.5 billion (inclusive of payments made in 2006 for the land premium, taxes and other fees), of which the Company has capitalized approximately $1.64 billion as of March 31, 2008.

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

In April 2007, the Company increased the size of its Macao credit facility to fund the Company’s Macao development projects from $2.5 billion to $3.3 billion and received approval by its lenders to a reduction of the interest rate margin for all classes of loans by 50 basis points, thereby reducing the Company’s overall interest expense under the Macao credit facility. As of March 31, 2008, the Company had approximately $373.7 million available under the revolving facility of the Macao credit facility. In the short term, cash balances at the Company’s Macao subsidiaries, operating cash flows from Sands Macao and The Venetian Macao and borrowing capacity under the Macao credit facility, together with funds made available under the Company’s U.S. senior secured credit facility, are being used to fund current development and construction activities for the remaining Cotai Strip developments. The Company will need to arrange additional financing in the near term to continue to fund these activities and is currently exploring its options with respect to refinancing the Macao credit facility, the proceeds of which would be used to refinance the amount currently outstanding under the Macao credit facility and provide incremental borrowings to continue funding the Cotai Strip development projects. The Company expects to complete this refinancing in 2008.

In May 2007, the Company entered into a $5.0 billion senior secured credit facility in the U.S. A portion of the proceeds was used to refinance the indebtedness secured by the Company’s Las Vegas integrated resort, including The Venetian Las Vegas, The Palazzo, The Shoppes at The Palazzo and Sands Expo Center, and to fund the design, development and construction costs incurred in connection with the completion of The Palazzo, The Shoppes at The Palazzo and the Las Vegas condominiums. As of March 31, 2008, the Company had approximately $1.55 billion of available borrowing capacity under the senior secured credit facility. The senior secured credit facility permits the Company to make investments in certain of its subsidiaries and certain joint ventures not party to the senior secured

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility, including its foreign subsidiaries and other development projects outside of Las Vegas, in an amount not to exceed $2.1 billion, and also permits the Company to invest in its Sands Bethworks project so long as no more than 30% of any such investment is in the form of an equity contribution to the project, with the balance to be in the form of a secured intercompany loan. As of March 31, 2008, the Company has used approximately $997.0 million of the permitted $2.1 billion to fund a portion of its required equity contribution to the Marina Bay Sands project and investments with respect to its other Asian development projects, including in Macao.

In December 2007, the Company entered into a 5.44 billion Singapore dollar (“SGD”) credit facility (approximately $3.94 billion at exchange rates in effect on March 31, 2008), which closed and funded in January 2008, to fund development and construction costs and expenses at the Marina Bay Sands. A portion of the proceeds, together with a portion of the Company’s initial SGD 800.0 million (approximately $579.2 million at exchange rates in effect on March 31, 2008) equity contribution, were used to repay outstanding borrowings of approximately $1.32 billion under the Company’s Singapore bridge facility. As of March 31, 2008, the Company had SGD 3.25 billion (approximately $2.35 billion at exchange rates in effect on March 31, 2008) available for borrowing under the Singapore credit facility. The remaining funds available for borrowing under the Singapore credit facility will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. Under the terms of the Singapore credit facility, the Company is obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. The Company has funded its current equity contribution requirement through borrowings under its U.S. senior secured credit facility and operating cash flows generated from its Las Vegas operations.

The Company held unrestricted and restricted cash and cash equivalents of approximately $855.4 million and $454.4 million, respectively, as of March 31, 2008. The Company believes that its existing cash balances, operating cash flows from The Venetian Las Vegas and The Palazzo, future proceeds from the sale of The Shoppes at The Palazzo to GGP and the initial deposit proceeds from anticipated sales of the Las Vegas condominium units, which the Company expects to commence in the second half of 2008, together with its available borrowing capacity under the U.S. senior secured credit facility, will be sufficient to fund the estimated development and construction costs for the Las Vegas condominiums and the Sands Bethworks projects during 2008. In addition, the Company believes that these funds will also enable it to fund the Company’s equity contribution requirement for the Marina Bay Sands project and provide additional capital to its Macao subsidiaries to fund a portion of the Cotai Strip development projects during this same time period.

In the near term, the Company will continue to borrow significant amounts under its existing and potential future bank credit facilities as it funds its global construction and development projects. In connection with such borrowing needs, the Company regularly evaluates conditions in the global credit markets. However, the Company may not be able to obtain additional borrowings when necessary or on terms acceptable to the Company. If the Company is not able to obtain the requisite financing or the terms are not as favorable as it anticipates, the Company may be required to slow or suspend its global development activities, including its Cotai Strip developments, until such financing or other sources of funds become available.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted the provisions of this standard and such application did not have a material effect on its financial condition, results of operations or cash flows. See “— Note 9 — Fair Value Measurements” for disclosures required by this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. The decision to measure items at fair value is made at specific election dates on an irrevocable instrument-by-instrument basis and requires recognition of the changes in fair value in earnings and expensing upfront costs and fees associated with the item for which the fair value option is elected. Fair value instruments for which the fair value option has been elected and similar instruments measured using another measurement attribute are to be distinguished on the face of the statement of financial position. SFAS No. 159 is effective for financial statements beginning after November 15, 2007. The Company has adopted the provisions of this standard and did not elect the fair value option for eligible items that existed at January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 141R will have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and also requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 160 will have a material effect on its financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with: an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 161 will have a material effect on its disclosures.

In April 2008, FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP No. 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of FSP No. 142-3 will have a material effect on its financial condition, results of operations or cash flows.

Other First Quarter Charges

During the three months ended March 31, 2008, the Company recorded a net charge of $3.3 million to properly account for $3.9 million of convention, retail and other, pre-opening and general and administrative expenses that had not been accrued, offset by $0.6 million of convention, retail and other revenues that had not been recorded as of December 31, 2007. Because the amounts involved were not material to the Company’s financial statements in any individual prior period, and the cumulative amount is not material to the estimated results of operations for the year ending December 31, 2008, the Company recorded the cumulative effect of correcting these items during the three months ended March 31, 2008.

NOTE 2 —	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Changes in stockholders’ equity for the three months ended March 31, 2008, were as follows (in thousands):

Balance at December 31, 2007	$2,260,274
Net loss	(11,234)
Stock-based compensation	10,867
Proceeds from exercise of stock options	5,020
Tax benefit from stock-based compensation	1,328
Change in accumulated other comprehensive income	24,545

Balance at March 31, 2008	$2,290,800

At March 31, 2008 and December 31, 2007, the accumulated other comprehensive income balance consisted solely of foreign currency translation adjustments. For the three months ended March 31, 2008 and 2007, comprehensive income amounted to $13.3 million and $86.1 million, respectively.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended
	March 31,
	2008	2007

Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	355,274,537	354,613,724
Potential dilution from stock options and restricted stock	—	1,500,568

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings (loss) per share)	355,274,537	356,114,292

Antidilutive stock options and restricted stock excluded from calculation of diluted earnings (loss) per share	8,340,013	859,973

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Land and improvements	$298,272	$297,678
Building and improvements	5,668,314	4,435,934
Furniture, fixtures, equipment and leasehold improvements	1,260,280	1,013,138
Transportation	215,642	176,897
Construction in progress	2,700,896	3,258,750

	10,143,404	9,182,397
Less — accumulated depreciation and amortization	(716,819)	(607,783)

	$9,426,585	$8,574,614

Construction in progress consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

The Venetian Macao	$107,078	$110,759
Four Seasons Macao	502,083	359,889
Other Macao Development Projects (principally Cotai Strip parcels 5 and 6)	933,308	714,701
Marina Bay Sands	764,148	552,850
The Palazzo and The Shoppes at The Palazzo	97,096	1,297,390
Sands Bethworks	117,645	66,898
Las Vegas Condominiums	95,912	71,091
Other	83,626	85,172

	$2,700,896	$3,258,750

As of March 31, 2008, portions of The Venetian Macao, The Palazzo and The Shoppes at The Palazzo remain under construction and are scheduled to be completed during 2008. Approximately $404.0 million in building and improvements, $10.5 million in leasehold improvements and $95.0 million in construction in progress as of March 31, 2008, related to The Shoppes at The Palazzo, which was sold to GGP (see “— Note 7 — Mall Sale”). The $83.6 million in other construction in progress consists primarily of airplane and other related refurbishment costs at corporate and other projects in Las Vegas.

As of March 31, 2008, the cost of property and equipment that the Company is leasing to tenants as part of its Macao mall operations was $224.6 million with accumulated depreciation of $7.3 million.

During the three months ended March 31, 2008 and 2007, the Company capitalized interest expense of $30.6 million and $46.8 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Corporate and U.S. Related:
New Senior Secured Credit Facility — Term B	$2,977,500	$2,985,000
New Senior Secured Credit Facility — Revolver	450,000	—
6.375% Senior Notes	248,437	248,380
Airplane Financings	88,562	89,484
FF&E Financings	61,416	61,416
Other	6,409	6,857
Macao Related:
Macao Credit Facility — Term B and Local Term	1,900,000	1,900,000
Macao Credit Facility — Term B Delayed	700,000	700,000
Macao Credit Facility — Revolving Facility	326,300	251,000
Ferry Financing	147,262	—
Other	14,821	6,434
Singapore Related:
Singapore Permanent Facility — A	1,447,911	—
Singapore Bridge Facility — Term Loan	—	594,404
Singapore Bridge Facility — Floating Rate Notes	—	729,355

	8,368,618	7,572,330
Less — current maturities	(78,286)	(54,333)

Total long-term debt	$8,290,332	$7,517,997

Corporate and U.S. Related Debt

New Senior Secured Credit Facility

During the three months ended March 31, 2008, the Company has drawn $450.0 million under the Revolving Facility, which matures in May 2013 and has no interim amortization. As of March 31, 2008, $550.0 million is available for borrowing under the Revolving Facility and no amounts have been drawn under either the $600.0 million Delayed Draw I Facility, available until May 2008, or the $400.0 million Delayed Draw II Facility, available until November 2008.

Macao Related Debt

Ferry Financing

In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (approximately $155.3 million at exchange rates in effect on March 31, 2008) secured credit facility, which is available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility will be used to reimburse the Company for cash spent to date on the construction of the ferries and to finance the remaining progress payments on those ferries not yet delivered by the manufacturer. The facility is collateralized by the ferries and guaranteed by Venetian Macau Limited. The facility matures in January 2018 and is subject to 34 quarterly payments commencing at the end of the 18-month availability period. Borrowings under the facility bear interest at the Hong Kong Interbank Offer Rate (“HIBOR”) plus 2.0% if borrowings are made in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hong Kong Dollars or the London Interbank Offer Rate (“LIBOR”) plus 2.0% if borrowings are made in US Dollars (4.0% as of March 31, 2008). All borrowings under the facility are currently made in Hong Kong Dollars. As of March 31, 2008, 63.0 million Hong Kong dollars (approximately $8.1 million at exchange rates in effect on March 31, 2008) is available for borrowing under the facility.

Singapore Related Debt

MBS entered into the Singapore bridge facility in August 2006 to pay the land premium to the STB under the Development Agreement and to commence construction of the Marina Bay Sands. As the facility was to mature in August 2008, the Company entered into the Singapore permanent facility agreement in December 2007. Upon closing in January 2008, a portion of the borrowings under the Singapore permanent facilities, as well as equity contributions made by the Company to MBS, were used to repay the outstanding balances on the Singapore bridge facility, and to pay fees, costs and expenses related to entering into the Singapore permanent facility agreement. The Company incurred a charge of approximately $4.0 million for loss on early retirement of debt in January 2008 as a result of refinancing the Singapore bridge facility.

Singapore Permanent Facilities

In December 2007, MBS signed a facility agreement (the “Singapore Permanent Facility Agreement”) providing for a SGD 2.0 billion (approximately $1.45 billion at exchange rates in effect on March 31, 2008) term loan (“Singapore Permanent Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $1.99 billion at exchange rates in effect on March 31, 2008) term loan (“Singapore Permanent Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $139.4 million at exchange rates in effect on March 31, 2008) banker’s guarantee facility (“Singapore Permanent Facility C”) to provide the bankers’ guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $362.0 million at exchange rates in effect on March 31, 2008) revolving credit facility (“Singapore Permanent Facility D” and collectively, the “Singapore Permanent Facilities”) that is available until February 28, 2015.

The indebtedness under the Singapore Permanent Facility Agreement is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The Singapore Permanent Facilities mature on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facilities under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $90.5 million at exchange rates in effect on March 31, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

Borrowings under the Singapore Permanent Facilities bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum (3.9% as of March 31, 2008). MBS is required to pay standby interest fees of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Permanent Facility B and Facility D, respectively. MBS is required to pay a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Permanent Facilities for the period during which any banker’s guarantees are outstanding.

The Singapore Permanent Facility Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the Singapore Permanent Facilities. The Singapore Permanent Facility

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement also requires MBS to comply with financial covenants as of the end of the first full quarter beginning not less than 183 days after the commencement of operations of the Marina Bay Sands, including maximum ratios of total indebtedness to EBITDA, minimum ratios of EBITDA to interest expense, minimum EBITDA requirements and maintaining a positive net worth. The Singapore Permanent Facility Agreement also contains events of default customary for such financings.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Proceeds from Singapore Permanent Facility	$1,417,936	$—
Proceeds from New Senior Secured Credit Facility — Revolver	450,000	—
Proceeds from Macao Credit Facility	75,300	85,000
Proceeds from Ferry Financing	147,262	—
Proceeds from FF&E Financings and Other Long-Term Debt	14,698	6,082
Proceeds from Singapore Bridge Facility	—	110,777
Proceeds from Airplane Financings	—	72,000
Proceeds from Senior Secured Credit Facility — Revolver	—	62,000
Proceeds from The Shoppes at The Palazzo Construction Loan	—	35,000

	$2,105,196	$370,859

Repayments on Singapore Bridge Facility	$(1,356,807)	$—
Repayments on New Senior Secured Credit Facility — Term B	(7,500)	—
Repayments on FF&E Financings and Other Long-Term Debt	(7,192)	(605)
Repayments on Airplane Financings	(922)	—
Repayment on Senior Secured Credit Facility — Revolver	—	(99,000)
Repayments on Sands Expo Center Mortgage Loan	—	(535)

	$(1,372,421)	$(100,140)

NOTE 5 —	INCOME TAXES

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities for years after 2002. The Company is presently not under examination by any major tax jurisdiction.

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes on the statement of operations. At March 31, 2008 and December 31, 2007, the Company had approximately $0.7 million and $0.6 million, respectively, of interest accrued. No penalties were accrued for at March 31, 2008 or December 31, 2007.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity is as follows for the three months ended March 31, 2008 and 2007 (in thousands, except weighted average grant date fair values):

	Three Months Ended March 31,
	2008	2007

Compensation expense:
Stock options	$9,138	$4,104
Restricted shares	683	344

	$9,821	$4,448

Compensation cost capitalized as part of property and equipment	$1,046	$437

Stock options granted	1,773	409

Weighted average grant date fair value	$32.90	$37.56

Restricted shares granted	21	46

Weighted average grant date fair value	$73.59	$87.32

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007

Weighted average volatility	35.85%	31.41%
Expected term (in years)	6.0	6.0
Risk-free rate	2.96%	4.63%
Expected dividends	—	—

NOTE 7 —	MALL SALE

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. The Company contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of the closing date). Pursuant to the Amended Agreement, at the fourth, eighth, 12th, 18th, and 24th month after closing, the required purchase price will be adjusted (up or down, but will never be less than $250.0 million) based on projected net operating income for the upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date and will be based on the formula described above. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (the “Master Lease”). Under the Master Lease, which was executed concurrently with the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on the casino level of The Palazzo, currently occupied by various tenants, to GGP for 89 years with annual rent of one dollar per year, and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, the Master Lease does not qualify as a sale of the real property covered by the Master Lease which space was not separately legally demised. Accordingly, $41.8 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which will amortize into income on a straight-line basis over the 89-year lease term. An additional $6.3 million of the initial proceeds from the mall sale transaction has been deferred as unearned revenues as of March 31, 2008. This balance will increase as additional purchase price proceeds are received.

In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. Under generally accepted accounting principles, a gain on the sale has not been recorded as the Company has continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price, which will be determined in 2010 as described above. Therefore, $240.1 million of the mall sale transaction has been recorded as deferred proceeds from the sale, which will accrue interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP. The property sold to GGP will remain as assets of the Company with depreciation continuing to be recorded until the final sales price determination has been made.

NOTE 8 —	LAS VEGAS RESTAURANT JOINT VENTURES

The Company has entered into various joint venture agreements with independent third parties whereby these third parties will own and operate a variety of restaurants in The Venetian Las Vegas and The Palazzo. The operations of these restaurants have been consolidated by the Company in accordance with FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.” The Company evaluates its investments in joint ventures to assess the appropriateness of their consolidation into the Company when events have occurred that would trigger such an analysis.

The joint ventures had total current assets of $3.2 million and fixed assets of $55.3 million as of March 31, 2008. The following is summarized income statement data for our consolidated joint ventures for the three months ended March 31, 2008 (in thousands):

Net revenues	$7,145
Operating expenses	6,929
Pre-opening expense	2,590
Depreciation and amortization	588

Operating loss	(2,962)
Interest expense, net	(315)

Net loss	$(3,277)

NOTE 9 —	FAIR VALUE MEASUREMENTS

As discussed in “— Note 1 — Organization and Business of Company,” the Company adopted the provisions of SFAS No. 157 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (b) all financial assets and liabilities. Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

	Total Carrying	Fair Value Measurements at March 31, 2008 Using:
	Value at	Quoted Market	Significant Other	Significant
	March 31,	Prices in Active	Observable Inputs	Unobservable Inputs
	2008	Markets (Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(1)	$75,211	$75,211	$—	$—
Interest rate caps	$4	$—	$4	$—

(1)	The Company has short-term investments classified as cash and cash equivalents as the original maturities are less than 90 days.

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice on October 23, 2007, and a conforming order was entered in December 2007. Argument on the appeal of the denial of the lien motion in the State Court was heard by the Supreme Court in March 2008, but a decision has not yet been issued. Trial is currently scheduled for June 2, 2008. In January 2008, Malcolm filed a series of three motions and again sought summary judgment on the counterclaim filed in the State Court Case and VCR, as successor in interest to Lido, and Taylor sought summary judgment on certain of Malcolm’s claims. The motions for summary judgment were all denied without prejudice except that claims of Malcolm totaling approximately $675,000 were dismissed. Management has determined that based on proceedings to date, an adverse outcome is not probable. VCR, as successor in interest to Lido, intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. The trial on this action began on April 15, 2008. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, Las Vegas Sands, LLC (“LVSLLC”), Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macao gaming subconcession as well as other related claims. In April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has begun in this matter and the case is currently set for trial in December 2008. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to our Macao gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the Court granted defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs have appealed this decision. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. Although construction has started, the Company is continuing to work with the Singapore government to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The cost to build the Marina Bay Sands is expected to be in excess of $4.5 billion, which is inclusive of the land premium, taxes and other fees previously paid. As discussed in “— Note 4 — Long-Term Debt — Singapore Related Debt — Singapore Permanent Facilities,” the Company entered into the SGD 5.44 billion (approximately $3.94 billion at exchange rates in effect on March 31, 2008) Singapore Permanent Facility Agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.

Other Commitments

In January 2008, the Company entered into agreements to purchase an additional four ferries at an aggregate cost of approximately $72.0 million to be built for the Company’s Macao operations. As of March 31, 2008, the Company was obligated to make future payments of $63.1 million. The Company is currently in the process of negotiating third-party financing for these additional ferries.

NOTE 11 —	SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Macao; The Venetian Macao; and Other Asia (comprised primarily of the ferry operations). The Company also reviews its construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of various other operations that are ancillary to our properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (on Parcels 3, 5, 6, 7 and 8 of the Cotai Strip); and Corporate and Other (comprised of the airplanes and the Sands Bethworks and Las Vegas condominium projects). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment, the Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the three months ended March 31, 2007, has been reclassified to conform to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the current presentation. The Company’s segment information is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Net Revenues
Las Vegas Operating Properties	$351,573	$277,844
Macao:
Sands Macao	268,250	350,374
The Venetian Macao	455,741	—
Other Asia	3,459	—

Total net revenues	$1,079,023	$628,218

Adjusted EBITDAR(1)
Las Vegas Operating Properties	$122,561	$112,102
Macao:
Sands Macao	65,618	102,296
The Venetian Macao	110,335	—
Other Asia	(10,262)	—

Total adjusted EBITDAR	288,252	214,398
Other Operating Costs and Expenses
Corporate expense	(25,537)	(18,519)
Rental expense	(9,064)	(6,708)
Stock-based compensation expense	(6,070)	(1,952)
Depreciation and amortization	(113,413)	(31,232)
Loss on disposal of assets	(5,121)	(178)
Pre-opening expense	(26,590)	(22,457)
Development expense	(5,892)	(2,346)

Operating income	96,565	131,006
Other Non-Operating Costs and Expenses
Interest income	5,465	12,664
Interest expense, net of amounts capitalized	(114,700)	(34,612)
Other income (expense)	8,099	(7,033)
Loss on early retirement of debt	(3,989)	—
Provision for income taxes	(2,674)	(11,111)

Net income (loss)	$(11,234)	$90,914

(1)	Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,
	March 31,
	2008	2007

Capital Expenditures
Las Vegas Sands Corp. and Other	$65,694	$46,421
Las Vegas Operating Properties	233,068	217,317
Macao:
Sands Macao	15,188	18,479
The Venetian Macao	30,332	272,214
Four Seasons Macao	161,193	105,005
Other Asia	22,875	12,418
Other Development Projects	241,856	49,718
Singapore	173,335	43,392

Total capital expenditures	$943,541	$764,964

	March 31,	December 31,
	2008	2007

Total Assets
Las Vegas Sands Corp. and Other	$437,989	$380,646
Las Vegas Operating Properties	4,566,169	4,205,950
Macao:
Sands Macao	631,810	550,479
The Venetian Macao	3,148,776	3,158,091
Four Seasons Macao	540,190	391,506
Other Asia	179,126	85,817
Other Development Projects	1,006,229	777,740
Singapore	2,058,112	1,916,288

Total consolidated assets	$12,568,401	$11,466,517

NOTE 12 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the 6.375% Senior Notes (the “Senior Notes”) due 2015 issued on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the New Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. As described in “— Note 7 — Mall Sale,” the sale of The Shoppes at The Palazzo is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Subsidiary, LLC subsequent to the sale to GGP will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $267.0 million (consisting of $509.5 million of fixed assets, offset by $242.5 million of liabilities consisting primarily of deferred proceeds from the sale), a net loss of $1.1 million (consisting primarily of depreciation expense) and capital expenditures of $8.9 million related to the mall are being accounted for by the Guarantor Subsidiaries as of and for the three months ended March 31, 2008; however, these balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

As a result of the supplemental indenture related to the Senior Notes and the sale of the Phase II Mall Subsidiary, LLC, there has been a change in the group of subsidiaries that are the Guarantor Subsidiaries. Accordingly, the Company has reclassified prior periods to conform to the current presentation of the Guarantor Subsidiaries.

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007, is as follows (in thousands).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
March 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$75,973	$299,666	$479,723	$—	$855,362
Restricted cash	—	4,784	300,111	—	304,895
Intercompany receivables	129,851	4,532	—	(134,383)	—
Accounts receivable, net	3,952	135,754	117,155	(3,247)	253,614
Inventories	512	11,287	12,236	—	24,035
Deferred income taxes	973	15,398	217	—	16,588
Prepaid expenses and other	10,811	9,257	24,121	(622)	43,567

Total current assets	222,072	480,678	933,563	(138,252)	1,498,061
Property and equipment, net	165,860	3,916,708	5,344,017	—	9,426,585
Investment in subsidiaries	2,156,966	1,547,724	—	(3,704,690)	—
Deferred financing costs, net	1,509	55,818	128,096	—	185,423
Restricted cash	—	—	149,464	—	149,464
Intercompany receivables	35,049	445,466	—	(480,515)	—
Intercompany notes receivable	73,747	83,443	—	(157,190)	—
Deferred income taxes	4,127	20,249	2,964	—	27,340
Leasehold interests in land, net	—	—	1,103,424	—	1,103,424
Other assets, net	115	34,685	143,304	—	178,104

Total assets	$2,659,445	$6,584,771	$7,804,832	$(4,480,647)	$12,568,401

Accounts payable	$5,223	$47,457	$50,046	$(3,247)	$99,479
Construction payables	—	154,190	555,919	—	710,109
Intercompany payables	—	94,448	39,935	(134,383)	—
Accrued interest payable	2,252	2,862	9,853	—	14,967
Other accrued liabilities	5,833	181,785	409,552	—	597,170
Income taxes payable	—	—	622	(622)	—
Current maturities of long-term debt	3,688	39,212	35,386	—	78,286

Total current liabilities	16,996	519,954	1,101,313	(138,252)	1,500,011
Other long-term liabilities	18,337	6,390	10,773	—	35,500
Deferred amounts related to mall transactions	—	451,758	—	—	451,758
Intercompany payables	—	—	480,515	(480,515)	—
Intercompany notes payable	—	—	157,190	(157,190)	—
Long-term debt	333,312	3,449,703	4,507,317	—	8,290,332

Total liabilities	368,645	4,427,805	6,257,108	(775,957)	10,277,601

Stockholders’ equity	2,290,800	2,156,966	1,547,724	(3,704,690)	2,290,800

Total liabilities and stockholders’ equity	$2,659,445	$6,584,771	$7,804,832	$(4,480,647)	$12,568,401

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$73,489	$129,684	$653,977	$—	$857,150
Restricted cash	—	5,088	227,856	—	232,944
Intercompany receivables	195,675	520,761	—	(716,436)	—
Accounts receivable, net	1,995	113,638	71,562	—	187,195
Inventories	132	10,086	9,684	—	19,902
Deferred income taxes	1,368	11,879	19,224	—	32,471
Prepaid expenses and other	19,960	15,792	14,004	(332)	49,424

Total current assets	292,619	806,928	996,307	(716,768)	1,379,086
Property and equipment, net	160,524	3,360,340	5,053,750	—	8,574,614
Investment in subsidiaries	2,105,436	1,516,585	—	(3,622,021)	—
Deferred financing costs, net	1,556	58,584	47,198	—	107,338
Restricted cash	—	—	178,824	—	178,824
Intercompany notes receivable	73,562	55,992	—	(129,554)	—
Deferred income taxes	—	—	1,581	(1,581)	—
Leasehold interests in land, net	—	—	1,069,609	—	1,069,609
Other assets, net	116	26,885	130,045	—	157,046

Total assets	$2,633,813	$5,825,314	$7,477,314	$(4,469,924)	$11,466,517

Accounts payable	$4,881	$49,020	$45,122	$—	$99,023
Construction payables	—	151,238	566,303	—	717,541
Intercompany payables	—	108,707	607,729	(716,436)	—
Accrued interest payable	6,350	3,289	1,826	—	11,465
Other accrued liabilities	8,141	186,985	415,785	—	610,911
Income taxes payable	—	—	332	(332)	—
Current maturities of long-term debt	3,688	36,141	14,504	—	54,333

Total current liabilities	23,060	535,380	1,651,601	(716,768)	1,493,273
Other long-term liabilities	15,532	7,114	6,028	—	28,674
Deferred income taxes	770	2,364	—	(1,581)	1,553
Deferred amounts related to mall transactions	—	164,746	—	—	164,746
Intercompany notes payable	—	—	129,554	(129,554)	—
Long-term debt	334,177	3,010,274	4,173,546	—	7,517,997

Total liabilities	373,539	3,719,878	5,960,729	(847,903)	9,206,243

Stockholders’ equity	2,260,274	2,105,436	1,516,585	(3,622,021)	2,260,274

Total liabilities and stockholders’ equity	$2,633,813	$5,825,314	$7,477,314	$(4,469,924)	$11,466,517

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$147,832	$647,609	$—	$795,441
Rooms	—	136,241	54,448	—	190,689
Food and beverage	—	48,204	35,036	—	83,240
Convention, retail and other	—	43,018	38,374	(2,534)	78,858

	—	375,295	775,467	(2,534)	1,148,228
Less-promotional allowances	(669)	(28,407)	(39,650)	(479)	(69,205)

Net revenues	(669)	346,888	735,817	(3,013)	1,079,023

Operating expenses:
Casino	—	78,491	441,428	(451)	519,468
Rooms	—	32,797	7,484	—	40,281
Food and beverage	—	22,935	18,878	(773)	41,040
Convention, retail and other	—	22,493	24,143	(1,669)	44,967
Provision for doubtful accounts	—	7,703	429	—	8,132
General and administrative	—	63,354	79,719	(120)	142,953
Corporate expense	23,959	297	1,281	—	25,537
Rental expense	—	2,469	6,595	—	9,064
Pre-opening expense	745	4,470	21,375	—	26,590
Development expense	4,918	—	974	—	5,892
Depreciation and amortization	2,167	48,871	62,375	—	113,413
Loss on disposal of assets	—	4,184	937	—	5,121

	31,789	288,064	665,618	(3,013)	982,458

Operating income (loss)	(32,458)	58,824	70,199	—	96,565
Other income (expense):
Interest income	1,412	2,807	3,030	(1,784)	5,465
Interest expense, net of amounts capitalized	(4,229)	(55,900)	(56,355)	1,784	(114,700)
Other income (expense)	—	(168)	8,267	—	8,099
Loss on early retirement of debt	—	—	(3,989)	—	(3,989)
Income from equity investment in subsidiaries	26,503	22,733	—	(49,236)	—

Income (loss) before income taxes	(8,772)	28,296	21,152	(49,236)	(8,560)
Benefit (provision) for income taxes	(2,462)	(1,793)	1,581	—	(2,674)

Net income (loss)	$(11,234)	$26,503	$22,733	$(49,236)	$(11,234)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$119,639	$346,095	$—	$465,734
Rooms	—	96,086	1,782	—	97,868
Food and beverage	—	36,451	18,024	(116)	54,359
Convention, retail and other	11,175	41,567	1,754	(11,450)	43,046

	11,175	293,743	367,655	(11,566)	661,007
Less-promotional allowances	(212)	(18,749)	(13,828)	—	(32,789)

Net revenues	10,963	274,994	353,827	(11,566)	628,218

Operating expenses:
Casino	—	52,080	226,704	(87)	278,697
Rooms	—	22,428	96	—	22,524
Food and beverage	—	17,257	6,651	(275)	23,633
Convention, retail and other	—	16,702	729	—	17,431
Provision for doubtful accounts	—	15,611	(95)	—	15,516
General and administrative	—	51,434	17,741	(11,204)	57,971
Corporate expense	18,365	68	86	—	18,519
Rental expense	—	2,140	4,568	—	6,708
Pre-opening expense	—	1,102	21,355	—	22,457
Development expense	828	—	1,518	—	2,346
Depreciation and amortization	727	19,208	11,297	—	31,232
Loss on disposal of assets	—	168	10	—	178

	19,920	198,198	290,660	(11,566)	497,212

Operating income (loss)	(8,957)	76,796	63,167	—	131,006
Other income (expense):
Interest income	2,213	6,739	5,420	(1,708)	12,664
Interest expense, net of amounts capitalized	(3,222)	(18,681)	(14,417)	1,708	(34,612)
Other expense	(6)	(27)	(7,000)	—	(7,033)
Income from equity investment in subsidiaries	89,836	47,781	—	(137,617)	—

Income before income taxes	79,864	112,608	47,170	(137,617)	102,025
Benefit (provision) for income taxes	11,050	(22,772)	611	—	(11,111)

Net income	$90,914	$89,836	$47,781	$(137,617)	$90,914

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(40,795)	$60,617	$52,613	$—	$72,435

Cash flows from investing activities:
Change in restricted cash	—	304	(27,419)	—	(27,115)
Capital expenditures	(7,503)	(209,091)	(726,947)	—	(943,541)
Repayments of receivable from Guarantor Subsidiaries	80,362	—	—	(80,362)	—
Intercompany receivables to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivables to Non-Guarantor Subsidiaries	—	(308,820)	—	308,820	—
Capital contributions to subsidiaries	—	(10,265)	—	10,265	—

Net cash provided by (used in) investing activities	37,859	(527,872)	(754,366)	273,723	(970,656)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,020	—	—	—	5,020
Excess tax benefits from stock-based compensation	1,326	—	—	—	1,326
Capital contributions received	—	—	10,265	(10,265)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	—	(35,000)	—
Borrowings from Guarantor Subsidiaries	—	—	308,820	(308,820)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(80,362)	—	80,362	—
Proceeds from Singapore permanent facility	—	—	1,417,936	—	1,417,936
Proceeds from new senior secured credit facility	—	450,000	—	—	450,000
Proceeds from Macao credit facility	—	—	75,300	—	75,300
Proceeds from ferry financing	—	—	147,262	—	147,262
Proceeds from FF&E financings and other long-term debt	—	—	14,698	—	14,698
Repayments on Singapore bridge facility	—	—	(1,356,807)	—	(1,356,807)
Repayments on new senior secured credit facility-term B	—	(7,500)	—	—	(7,500)
Repayments on FF&E financings and other long-term debt	—	—	(7,192)	—	(7,192)
Repayments on airplane financings	(922)	—	—	—	(922)
Proceeds from the sale of The Shoppes at The Palazzo	—	240,108	—	—	240,108
Payments of deferred financing costs	(4)	(9)	(89,853)	—	(89,866)

Net cash provided by financing activities	5,420	637,237	520,429	(273,723)	889,363

Effect of exchange rate on cash	—	—	7,070	—	7,070

Increase (decrease) in cash and cash equivalents	2,484	169,982	(174,254)	—	(1,788)
Cash and cash equivalents at beginning of period	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of period	$75,973	$299,666	$479,723	$—	$855,362

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(34,188)	$79,139	$6,400	$—	$51,351

Cash flows from investing activities:
Change in restricted cash	(407)	114,452	284,526	—	398,571
Capital expenditures	(46,455)	(185,229)	(533,280)	—	(764,964)
Intercompany receivables from Non-Guarantor Subsidiaries	(11,069)	(21,364)	—	32,433	—
Intercompany receivables from Guarantor Subsidiaries	(37,000)	—	—	37,000	—
Repayments of receivable from Non-Guarantor Subsidiaries	104,464	—	—	(104,464)	—

Net cash provided by (used in) investing activities	9,533	(92,141)	(248,754)	(35,031)	(366,393)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,983	—	—	—	9,983
Excess tax benefits from stock-based compensation	2,293	—	—	—	2,293
Borrowings from Las Vegas Sands Corp.	—	37,000	11,069	(48,069)	—
Borrowings from Guarantor Subsidiaries	—	—	21,364	(21,364)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	—	(104,464)	104,464	—
Proceeds from Macao credit facility	—	—	85,000	—	85,000
Proceeds from Singapore bridge facility	—	—	110,777	—	110,777
Proceeds from airplane financings	72,000	—	—	—	72,000
Proceeds from senior secured credit facility-revolver	—	62,000	—	—	62,000
Proceeds from The Shoppes at The Palazzo construction loan	—	—	35,000	—	35,000
Proceeds on FF&E financings and other long-term debt	—	—	6,082	—	6,082
Repayment on senior secured credit facility-revolver	—	(99,000)	—	—	(99,000)
Repayments on Sands Expo Center mortgage loan	—	(535)	—	—	(535)
Repayments on FF&E financings and other long-term debt	—	(600)	(5)	—	(605)
Payments of deferred financing costs	(375)	—	(909)	—	(1,284)

Net cash provided by (used in) financing activities	83,901	(1,135)	163,914	35,031	281,711

Effect of foreign exchange rate on cash	—	—	4,790	—	4,790

Increase (decrease) in cash and cash equivalents	59,246	(14,137)	(73,650)	—	(28,541)
Cash and cash equivalents at beginning of period	69,100	94,146	304,820	—	468,066

Cash and cash equivalents at end of period	$128,346	$80,009	$231,170	$—	$439,525

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We view each of our casino properties as an operating segment. The Venetian Resort Hotel Casino (“The Venetian Las Vegas”) and The Palazzo Resort Hotel Casino (“The Palazzo”) operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Our Macao operating segments consist of the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”) and other ancillary operations in that region (“Other Asia”).

Las Vegas

Our Las Vegas Operating Properties consist of The Venetian Las Vegas, a Renaissance Venice-themed resort situated on the Las Vegas Strip; The Palazzo, a resort featuring a modern European ambience and design reminiscent of Italian affluent living; and an expo and convention center with approximately 1.2 million square feet (the “Sands Expo Center”). With the opening of The Palazzo, our Las Vegas Operating Properties represent the world’s largest integrated resort with 7,093 suites and approximately 225,000 square feet of gaming space, which includes approximately 260 table games and 3,100 slot machines. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; Paiza ClubTM offering services and amenities to premium customers, luxurious VIP suites and spa facilities, private VIP gaming room facilities; an entertainment center; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

We have received initial proceeds of $290.8 million from the sale of The Shoppes at The Palazzo. This purchase price will be adjusted at the fourth, eighth, 12th, 18th, and 24th month after closing with a final adjustment made at the 30th month (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Mall Sale”). Based on our continuing relationship with GGP related to its ownership of The Grand Canal Shoppes, knowledge of local market conditions and discussions with tenants, we currently believe the total purchase price to be paid by GGP will be in excess of $700.0 million.

Approximately 61.2% and 59.7% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2008 and 2007, respectively, was derived from hotel rooms, food and beverage services, and other non-gaming sources, and 38.8% and 40.3%, respectively, was derived from gaming. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods.

Macao

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower, a several restaurants; a spacious Paiza Club; a theater; and other high-end services and amenities. Approximately 92.7% and 95.0% of the Sands Macao’s gross revenue for the three months ended March 31,

2008 and 2007, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.

On August 28, 2007, under the same gaming subconcession, we opened The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macao. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel tower with over 2,900 suites; a casino floor of approximately 550,000 square feet; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; and an approximately 15,000-seat arena that has hosted a wide range of entertainment and sporting events. An 1,800-seat theater is currently scheduled to open this summer and will feature an original production from Cirque du Soleil. Approximately 80.1% of The Venetian Macao’s gross revenue for the three months ended March 31, 2008, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.

United States Development Projects

Las Vegas Condominiums

We are constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that is situated between The Palazzo and The Venetian Las Vegas. The condominium tower is currently expected to open in late 2009 and will be built at an estimated cost of approximately $600.0 million.

Sands Bethworks

In August 2007, our indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. We are in the process of developing a gaming, hotel, shopping and dining complex called Sands Bethworks, located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. The 124-acre development is expected to feature a 300-room hotel, approximately 200,000 square feet of retail space, up to 5,000 slot machines, a 50,000-square-foot multipurpose event center and a variety of dining options. Sands Bethworks is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We will effectively own 86% of the economic interest of the gaming, hotel and entertainment portion of the property and more than 50% of the economic interest of the retail portion of the property through our joint venture with Bethworks Now, LLC, which has yet to contribute the land to the joint venture. We expect the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. Sands Bethworks is currently expected to open in summer 2009 and will be built at an estimated cost of approximately $600.0 million.

Macao Development Projects

We have submitted plans to the Macao government for our Cotai Strip developments, which represent six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres (which we refer to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other attractions and amenities. We have commenced construction or pre-construction for these six parcels and we plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We intend to develop our other Cotai Strip properties as follows:

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

the hotel and the serviced luxury apartment hotel under its Four Seasons brand. The Four Seasons Macao is expected to open in summer 2008, with the Paiza mansions coming on line in spring 2009 and the serviced luxury apartment hotel being completed in summer 2009.

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

The Four Seasons Macao is currently planned to feature approximately 130 table games and 225 slot machines. The casinos on parcels 3, 5, 6, 7 and 8 are currently planned to include a total of approximately 2,025 table games and 9,250 slot machines. Upon completion, our Cotai Strip developments (including The Venetian Macao) are currently planned to feature approximately 19,750 hotel suites/rooms and 1.6 million square feet of gaming space with a capacity of approximately 3,300 table games and 16,470 slot machines.

Currently, we expect the cost to build our Cotai Strip developments to be approximately $12.0 billion, which includes the cost of constructing The Venetian Macao. As of March 31, 2008, we have capitalized $3.37 billion in costs on the Cotai Strip. We will need to arrange additional financing to fund the balance of those costs and there is no assurance that we will be able to obtain all the additional financing required.

We have received a land concession from the Macao government to build on parcels 1, 2 and 3, including the site on which we own and operate The Venetian Macao (parcel 1) and the site on which we are building the Four Seasons Macao (parcel 2). We do not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at our option, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums, which are payable over four years or are due upon the completion of the corresponding resort, as well as annual rent for the term of the land concession.

We do not yet have all the necessary Macao government approvals that we will need in order to develop all of our planned Cotai Strip developments. We have commenced construction or pre-construction for the projects on parcels 5, 6, 7 and 8 for which we have not yet been granted land concessions. We are in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concessions for parcels 7 and 8. Based on historical experience with the Macao government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be approved; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $893.8 million in capitalized construction costs related to these developments as of March 31, 2008.

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

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,700 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 850,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. Although construction has started on the Marina Bay Sands, we are continuing to work with the Singapore government to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. We expect the cost to build the Marina Bay Sands will be in excess of $4.5 billion, inclusive of payments made in 2006 for land premium, taxes and other fees. The Marina Bay Sands is expected to open in late 2009.

Other Development Projects

We are currently exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In December 2007, we submitted applications to the Kansas Lottery Commission for a gaming license, and if we are successful, we plan to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” presented in our 2007 Annual Report on Form 10-K filed on February 29, 2008.

There were no newly identified significant accounting estimates in the three months ended March 31, 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our 2007 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Net revenues	$1,079,023	$628,218	71.8%
Operating expenses	982,458	497,212	97.6%
Operating income	96,565	131,006	(26.3)%
Income (loss) before income taxes	(8,560)	102,025	(108.4)%
Net income (loss)	(11,234)	90,914	(112.4)%

	Percent of Net Revenues
	Three Months Ended March 31,
	2008	2007

Operating expenses	91.1%	79.1%
Operating income	8.9%	20.9%
Income (loss) before income taxes	(0.8)%	16.2%
Net income (loss)	(1.0)%	14.5%

Operating Results

Key operating revenue measurements

Operating revenues at our Las Vegas properties and The Venetian Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for the Sands Macao as its revenues are principally driven by casino customers who visit the casino on a daily basis. Visitors to our Macao properties arrive by ferry, automobile, bus, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao and elsewhere.

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

Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 58.1% of table games revenues for the three months ended March 31, 2008. Table games play at our Macao properties are conducted primarily on a cash basis with only 15.6% credit-based wagering for the three months ended March 31, 2008.

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

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$795,441	$465,734	70.8%
Rooms	190,689	97,868	94.8%
Food and beverage	83,240	54,359	53.1%
Convention, retail and other	78,858	43,046	83.2%

	1,148,228	661,007	73.7%
Less — promotional allowances	(69,205)	(32,789)	111.1%

Total net revenues	$1,079,023	$628,218	71.8%

Consolidated net revenues were $1.08 billion for the three months ended March 31, 2008, an increase of $450.8 million compared to $628.2 million for the three months ended March 31, 2007. The increase in net revenues was due primarily to an increase in casino revenues of $329.7 million.

Casino revenues for the three months ended March 31, 2008 increased $329.7 million as compared to the three months ended March 31, 2007. Of the increase, $383.2 million and $28.2 million were attributable to The Venetian Macao and our Las Vegas Operating Properties due primarily to the opening of The Palazzo, respectively, offset by a decrease of $81.7 million at Sands Macao due primarily to increased competition, as compared to the three months ended March 31, 2007. The following table summarizes the results of our casino revenue activity:

	Three Months Ended March 31,
	2008	2007	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$264,360	$346,095	(23.6)%
Non-Rolling Chip table games drop	$723,555	$1,037,012	(30.2)%
Non-Rolling Chip table games win percentage	20.1%	18.6%	1.5	pts
Rolling Chip volume	$5,608,398	$6,856,990	(18.2)%
Rolling Chip win percentage	2.54%	2.78%	(0.24	)pts
Slot handle	$253,498	$297,095	(14.7)%
Slot hold percentage	8.4%	7.3%	1.1	pts
The Venetian Macao
Total casino revenues	$383,250	$—	—%
Non-Rolling Chip table games drop	$880,070	$—	—%
Non-Rolling Chip table games win percentage	19.5%	—%	—	pts
Rolling Chip volume	$8,707,010	$—	—%
Rolling Chip win percentage	2.96%	—%	—	pts
Slot handle	$372,918	$—	—%
Slot hold percentage	8.5%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$147,831	$119,639	23.6%
Table games drop	$456,579	$353,128	29.3%
Table games win percentage	25.3%	29.1%	(3.8	)pts
Slot handle	$816,219	$588,444	38.7%
Slot hold percentage	6.0%	6.0%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended March 31, 2008, increased $92.8 million as compared to the three months ended March 31, 2007. The increase at our Las Vegas Operating Properties was due primarily to the opening of The Palazzo; however, the ADR and occupancy rate were negatively impacted by a reduction of room rates to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of $6.8 million and related statistics have not been included in the following table, which summarizes the results of our room revenue activity.

	Three Months Ended March 31,
	2008	2007	Change

Las Vegas Operating Properties
Total room revenues	$136,241	$96,086	41.8%
Average daily room rate	$264	$276	(4.3)%
Occupancy rate	86.4%	98.8%	(12.4	)pts
Revenue per available room	$228	$273	(16.5)%
The Venetian Macao
Total room revenues	$47,690	$—	—%
Average daily room rate	$232	$—	—%
Occupancy rate	78.6%	—%	—	pts
Revenue per available room	$183	$—	—%

Food and beverage revenues for the three months ended March 31, 2008, increased $28.9 million as compared to the three months ended March 31, 2007. The increase was primarily attributable to $14.6 million generated by The Venetian Macao and an increase of $16.2 million at the Las Vegas Operating Properties driven primarily by the opening of The Palazzo and two of our joint venture restaurants that opened in summer 2007.

Convention, retail and other revenues for the three months ended March 31, 2008, increased $35.8 million as compared to the three months ended March 31, 2007. The increase is primarily attributable to $32.9 million associated with The Venetian Macao, which consisted primarily of rental revenues from the mall.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$519,468	$278,697	86.4%
Rooms	40,281	22,524	78.8%
Food and beverage	41,040	23,633	73.7%
Convention, retail and other	44,967	17,431	158.0%
Provision for doubtful accounts	8,132	15,516	(47.6)%
General and administrative	142,953	57,971	146.6%
Corporate expense	25,537	18,519	37.9%
Rental expense	9,064	6,708	35.1%
Pre-opening expense	26,590	22,457	18.4%
Development expense	5,892	2,346	151.2%
Depreciation and amortization	113,413	31,232	263.1%
Loss on disposal of assets	5,121	178	2,777.0%

Total operating expenses	$982,458	$497,212	97.6%

Operating expenses were $982.5 million for the three months ended March 31, 2008, an increase of $485.2 million as compared to $497.2 million for the three months ended March 31, 2007. The increase in operating expenses was primarily attributable to the higher operating revenues as we opened The Venetian Macao and The Palazzo, growth of our operating businesses in Las Vegas, and depreciation and amortization costs, as more fully described below.

Casino expenses for the three months ended March 31, 2008, increased $240.8 million as compared to the three months ended March 31, 2007. Of the increase, $184.8 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao offset by a decrease in gross win tax at the Sands Macao of $38.6 million due to the decrease in casino revenues as noted above. An additional $75.7 million in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $22.7 million primarily due to the opening of The Palazzo, consisting primarily of payroll-related expenses, gaming-related taxes and an increase in costs of providing promotional allowances.

Rooms expense increased $17.8 million and food and beverage expense increased $17.4 million, as compared to the three months ended March 31, 2007. These increases were primarily due to opening of The Venetian Macao and The Palazzo and the associated increases in the related revenue categories described above.

Convention, retail and other expense increased $27.5 million, as compared to the three months ended March 31, 2007, of which $22.4 million was attributable to The Venetian Macao.

The provision for doubtful accounts was $8.1 million for the three months ended March 31, 2008, compared to $15.5 million for the three months ended March 31, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended March 31, 2008, increased $85.0 million as compared to the three months ended March 31, 2007. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao, with $51.9 million of the increase being incurred at The Venetian Macao and $22.7 million being incurred at our Las Vegas Operating Properties.

Corporate expense for the three months ended March 31, 2008, increased $7.0 million as compared to the three months ended March 31, 2007. The increase was attributable to increases of $4.5 million in payroll-related expenses, $1.3 million in travel-related expenses and $1.2 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Pre-opening and development expenses were $26.6 million and $5.9 million, respectively, for the three months ended March 31, 2008, as compared to $22.5 million and $2.3 million, respectively, for the three months ended March 31, 2007. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2008, were primarily related to activities at our other Cotai Strip properties, Marina Bay Sands, Sands Bethworks, The Palazzo and our joint venture restaurants. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the three months ended March 31, 2008, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S.

Depreciation and amortization expense for the three months ended March 31, 2008, increased $82.2 million as compared to the three months ended March 31, 2007. The increase was primarily the result of the opening of The Venetian Macao (totaling $45.6 million) and The Palazzo (totaling $27.9 million).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net income (loss)):

	Three Months Ended March 31,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Las Vegas Operating Properties	$122,561	$112,102	9.3%
Macao:
Sands Macao	65,618	102,296	(35.9)%
The Venetian Macao	110,335	—	—%
Other Asia	(10,262)	—	—%

Total adjusted EBITDAR	$288,252	$214,398	34.4%

Adjusted EBITDAR at our Las Vegas Operating Properties increased $10.5 million, or 9.3%, as compared to the three months ended March 31, 2007, due primarily to the opening of The Palazzo in December 2007. This increase was primarily attributable to a net revenue increase of $73.7 million, offset by an increase of $35.3 million in payroll-related expenses, increases in operating expenses associated with the increase in the related revenue categories and an increase in general and administrative expenses to support the growth of the Las Vegas Operating Properties.

Adjusted EBITDAR at Sands Macao decreased $36.7 million, or 35.9%, as compared to the three months ended March 31, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $81.7 million, offset by an increase in room revenues of $5.0 million and a $38.6 million decrease in gross win tax on reduced casino revenues.

Adjusted EBITDAR at The Venetian Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of The Venetian Macao are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong. Operations have been negatively impacted as we are waiting on approval for night sailing and additional berthing slots from the Hong Kong Transportation Bureau to accommodate more frequent service.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$145,283	$81,432
Less — capitalized interest	(30,583)	(46,820)

Interest expense, net	$114,700	$34,612

Cash paid for interest	$131,907	$80,416
Average total debt balance	$8,080,723	$4,179,138
Weighted average interest rate	7.2%	7.8%

Interest cost increased $63.9 million as compared to the three months ended March 31, 2007, resulting from the substantial increase in our average long-term debt balances, the proceeds from which were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. The increase in interest cost was offset by the capitalization of $30.6 million of interest during the three months ended March 31, 2008, as compared to $46.8 million of capitalized interest during the three months ended March 31, 2007. The decrease in capitalized interest is due primarily to the opening of The Venetian Macao and The Palazzo in 2007. We expect our interest cost will continue to increase as our long-term debt balances increase. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income for the three months ended March 31, 2008, was $5.5 million, a decrease of $7.2 million as compared to $12.7 million for the three months ended March 31, 2007. The decrease was attributable to a reduction in invested cash balances, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility, which was spent on construction-related activities.

Other income for the three months ended March 31, 2008, was $8.1 million as compared to other expense of $7.0 million for the three months ended March 31, 2007. The income and expense were primarily attributable to foreign exchange gains/losses associated with U.S. denominated debt held in Macao.

Our reported income tax rate for the three months ended March 31, 2008, was 31.2% as compared to 10.9% for the three months ended March 31, 2007. The reported income tax rate for the three months ended March 31, 2008, was higher than the three months ended March 31, 2007, due to no tax benefit being recorded or recognized on certain losses in some foreign jurisdictions and our geographic income mix, offset by a zero effective tax rate on our Macao net income as a result of an income tax exemption in Macao on gaming operations, which is set to expire at the end of 2008. Based on the application of Macanese law to other gaming operators, we believe the income tax exemption will be extended for an additional five-year term.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net cash provided by operations	$72,435	$51,351

Investing cash flows:
Capital expenditures	(943,541)	(764,964)
Change in restricted cash	(27,115)	398,571

Net cash used in investing activities	(970,656)	(366,393)

Financing cash flows:
Proceeds from long term-debt	2,105,196	370,859
Repayments of long-term debt	(1,372,421)	(100,140)
Other	156,588	10,992

Net cash provided by financing activities	889,363	281,711

Effect of exchange rate on cash	7,070	4,790

Net decrease in cash and cash equivalents	$(1,788)	$(28,541)

Cash Flows — Operating Activities

Table games play at our Las Vegas properties is conducted on a cash and credit basis while table games play at our Macao properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the three months ended March 31, 2008, was $72.4 million, an increase of $21.0 million as compared with $51.4 million for the three months ended March 31, 2007. The primary factors contributing to the net increase in cash flow provided by operating activities were the $105.9 million land concession payment made for our Cotai Strip parcels 1, 2 and 3 made during the three months ended March 31, 2007, and the $41.8 million in deferred rent related to the sale of The Shoppes at The Palazzo received during the three months ended March 31, 2008. This increase was offset by a significant increase in our accounts receivable (due to the gaming activity at our Las Vegas Operations and an increase in our lending activities at our Macao properties) and a decrease in operating income (as previously described) during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Cash Flows — Investing Activities

Capital expenditures for the three months ended March 31, 2008, totaled $943.5 million, including $448.6 million for construction and development activities in Macao (including the Sands Macao, The Venetian Macao and our other Cotai Strip developments); $223.1 million for construction and development activities at our Las Vegas Operating Properties; $173.3 million for construction and development activities in Singapore; and $65.7 million for corporate and other activities, primarily for the construction of Sands Bethworks and the Las Vegas condominium tower.

Restricted cash increased $27.1 million due primarily to an increase in restricted cash in Macao as we made construction-related draws on our Macao credit facility.

Cash Flows — Financing Activities

For the three months ended March 31, 2008, net cash flows provided from financing activities were $889.4 million. The net increase was primarily attributable to the net borrowings of $442.5 million under the new U.S. senior secured credit facility and $61.1 million under the Singapore facilities, and $240.1 million in proceeds received from the sale of The Shoppes at The Palazzo. Refer to “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Mall Sale.”

Capital and Liquidity

As previously described, we have a number of significant development projects underway in the United States, Macao and Singapore for which we currently expect construction to continue through 2011. In the United States, the estimated costs to build the Las Vegas condominium tower and the Sands Bethworks project are each approximately $600.0 million, of which we have capitalized approximately $111.6 million and $117.9 million, respectively, as of March 31, 2008. In Macao, the estimated cost to build our Cotai Strip developments (including The Venetian Macao) is approximately $12.0 billion, of which we have capitalized approximately $3.37 billion as of March 31, 2008. In Singapore, although construction has started on the Marina Bay Sands, we are continuing to work with the Singapore government to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. We expect that the cost to build the Marina Bay Sands will be in excess of $4.5 billion (inclusive of payments made in 2006 for the land premium, taxes and other fees) of which we have incurred approximately $1.64 billion as of March 31, 2008.

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

In April 2007, we increased the size of our Macao credit facility to fund our Macao development projects from $2.5 billion to $3.3 billion and received approval by our lenders for a reduction of the interest rate margin for all classes of loans by 50 basis points, thereby reducing our overall interest expense under the Macao credit facility. As of March 31, 2008, we had approximately $373.7 million available for borrowing under the revolving facility of the Macao credit facility. In the short term, cash balances at our Macao subsidiaries, operating cash flows from Sands Macao and The Venetian Macao and borrowing capacity under the Macao credit facility, together with funds made available under our U.S. senior secured credit facility, are being used to fund current development and construction activities for the remaining Cotai Strip developments. We will need to arrange additional financing in the near term to continue to fund these activities and are currently exploring our options with respect to refinancing the Macao credit facility, the proceeds of which would be used to refinance the amount currently outstanding under the Macao credit facility and provide incremental borrowings to continue funding our Cotai Strip development projects. We expect to complete this refinancing in 2008.

In May 2007, we entered into a $5.0 billion senior secured credit facility in the U.S. A portion of the proceeds of this facility was used to refinance the indebtedness collateralized by our Las Vegas integrated resort, including The Venetian Las Vegas, The Palazzo, The Shoppes at The Palazzo and Sands Expo Center, and to fund the design, development and construction costs incurred in connection with the completion of The Palazzo, The Shoppes at The Palazzo and the Las Vegas condominiums. As of March 31, 2008, we had approximately $1.55 billion of available borrowing capacity under the senior secured credit facility. The senior secured credit facility permits us to make investments in certain of our subsidiaries and certain joint ventures not party to the senior secured credit facility, including our foreign subsidiaries and our other development projects outside of Las Vegas, in an amount not to exceed $2.1 billion, and also permits us to invest in our Sands Bethworks project so long as no more than 30% of any such investment is in the form of an equity contribution to the project, with the balance to be in the form of a secured intercompany loan. As of March 31, 2008, we have used approximately $997.0 million of the permitted $2.1 billion to fund a portion of our required equity contribution to the Marina Bay Sands project and investments with respect to our other Asian development projects, including in Macao.

In December 2007, we entered into a 5.44 billion Singapore dollar (“SGD”) credit facility (approximately $3.94 billion at exchange rates in effect on March 31, 2008) to fund development and construction costs and expenses at the Marina Bay Sands, which closed and funded in January 2008. A portion of the proceeds of this facility, together with a portion of our initial SGD 800.0 million (approximately $579.2 million at exchange rates in effect on March 31, 2008) equity contribution, were used to repay outstanding borrowings of $1.32 billion under our Singapore bridge facility. As of March 31, 2008, we had SGD 3.25 billion (approximately $2.35 billion at exchange rates in effect on March 31, 2008) available for borrowing under the Singapore credit facility. The remaining funds available for borrowing under the Singapore credit facility will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. Under the terms of the Singapore credit facility, we are obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. We have funded our current equity contribution requirement through borrowings under our U.S. senior secured credit facility and operating cash flows generated from our Las Vegas operations.

We held unrestricted and restricted cash and cash equivalents of approximately $855.4 million and $454.4 million, respectively, as of March 31, 2008. We believe that our existing cash balances, operating cash flows from The Venetian Las Vegas and The Palazzo, future proceeds from the sale of The Shoppes at The Palazzo to GGP and the initial deposit proceeds from anticipated sales of our Las Vegas condominium units, which we expect to commence in the second half of 2008, together with our available borrowing capacity under the U.S. senior secured credit facility, will be sufficient to fund the estimated development and construction costs for the Las Vegas condominiums and the Sands Bethworks projects during 2008. In addition, we believe that these funds will also enable us to fund our equity contribution requirement for the Marina Bay Sands project and provide additional capital to our Macao subsidiaries to fund a portion of our Cotai Strip development projects during this same time period.

In the near term, we will continue to borrow significant amounts under our existing and potential future bank credit facilities as we fund our global construction and development projects. In connection with such borrowing needs, we regularly evaluate conditions in the global credit markets. However, we may not be able to obtain additional borrowings when necessary or on terms acceptable to us. If we are not able to obtain the requisite financing or the terms are not as favorable as we anticipate, we may be required to slow or suspend our global development activities, including our Cotai Strip development, until such financing or other sources of funds become available.

Aggregate Indebtedness and Other Known Contractual Obligations

As of March 31, 2008, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2007, with the exception of the following changes:

	Payments Due by Period Ending March 31, 2008(8)
	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(In thousands)

Singapore bridge facility(1)	$—	$—	$(691,229)	$(632,530)	$(1,323,759)
Singapore permanent facility(2)	—	90,494	723,956	633,461	1,447,911
New senior secured credit facility-revolver(3)	—	—	450,000	—	450,000
Macao credit facility(4)	—	—	75,300	—	75,300
Ferry financing(5)	—	30,319	34,650	82,293	147,262
Variable interest payments(6)	15,686	30,456	4,158	(5,583)	44,717
Ferries purchase commitment(7)	61,323	1,803	—	—	63,126

Total	$77,009	$153,072	$596,835	$77,641	$904,557

(1)	Amount represents the payment of $1.32 billion during 2008.

(2)	Amount represents the fully drawn Singapore Permanent Facility A. The Singapore Permanent Facility A matures on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent A Facility under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A on a pro rata basis with any amounts outstanding under the Singapore Permanent Facility B at such time in an aggregate amount equal to SGD 125.0 million (approximately $90.5 million at exchange rates in effect on March 31, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A on a pro rata basis with any amounts outstanding under the Singapore Permanent Facility B at such time with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

(3)	Amount represents the additional $450.0 million borrowed during 2008 under the Revolving Facility of the New Senior Secured Credit Facility. The Revolving Facility matures on May 23, 2012, and has no interim amortization.

(4)	Amount represents the additional $75.3 million borrowed during 2008 under the Term B Delayed Draw Facility. The Macao Term B Delayed Draw Facility matures on May 25, 2012, and is subject to nominal amortization for the first five years with the remainder of the loan payable in four equal installments in the last year immediately preceding its maturity date.

(5)	Amount represents the ferry financing borrowed during 2008, which matures in January 2018.

(6)	Amount represents the incremental increase (decrease) in estimated variable interest payments based on the changes in long-term debt obligations noted above. Based on March 31, 2008, London Interbank Offer Rate (“LIBOR”), Hong Kong Interbank Offer Rate (“HIBOR”) and Singapore SWAP Offer Rate of 2.7%, 2.0% and 1.4%, respectively, plus the applicable interest rate margin in accordance with the respective debt agreements.

(7)	In January 2008, we entered into agreements to purchase an additional four ferries at an aggregate cost of approximately $72.0 million to be built for our Macao operations.

(8)	As of March 31, 2008, we had an $18.3 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macao and Singapore;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	our dependence upon properties in Las Vegas and Macao for all of our cash flow;

•	new developments, construction and ventures, including The Venetian Macao and other Cotai Strip developments, Marina Bay Sands, Sands Bethworks and the Las Vegas condominiums;

•	our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our substantial leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas and Macao as convention and trade show destinations;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao and Singapore;

•	increased competition and other planned construction projects in Macao and Singapore; and

•	any future litigation.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed-rate borrowings and variable-rate borrowings, and by use of interest rate cap agreements. The ability to enter into interest rate cap agreements allows us to manage our interest rate risk associated with our variable-rate debt. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly-rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2008, LIBOR, HIBOR and Singapore SWAP Offer Rate plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending March 31:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$220.6
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%	8.7%
Variable rate	$78.3	$110.7	$231.9	$1,315.7	$2,337.1	$4,046.5	$8,120.2	$8,120.2
Average interest rate(2)	3.7%	4.0%	3.8%	4.5%	3.7%	4.0%	4.0%	4.0%
ASSETS
Cap Agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore SWAP Offer Rate for variable-rate indebtedness. Based on variable-rate debt levels as of March 31, 2008, an assumed 100 basis point change in LIBOR, HIBOR and Singapore SWAP Offer Rate would cause our annual interest cost to change approximately $81.5 million.

(3)	As of March 31, 2008, we have five interest rate cap agreements with an aggregate fair value of approximately $4,000, which mature during the year ending March 31, 2010, based on quoted market values from the institutions holding the agreements.

Borrowings under the $5.0 billion senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore permanent facilities bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum. $69.1 million and $19.4 million of the borrowings under the airplane financings bear interest at LIBOR plus

1.5% and 1.25% per annum, respectively. Borrowings under the ferry financing bear interest at HIBOR plus 2.0% if borrowings are made in Hong Kong Dollars or LIBOR plus 2.0% if borrowings are made in U.S. Dollars. All current borrowings under the Ferry Financing were made in Hong Kong Dollars.

Foreign currency transaction gains for the three months ended March 31, 2008, were $8.3 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of March 31, 2008, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $32.2 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2008, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A —	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

The Company has received a comment letter from the Staff dated April 28, 2008, in regards to the Staff’s review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

10.1	Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower LLC.
10.2	Second Amendment, dated as of January 31, 2008, to Agreement, dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, , as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership.
10.3	Amendment, published on April 22, 2008, to Land Concession Agreement by Lease, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

May 9, 2008

By:	/s/ Robert P. Rozek
Robert P. Rozek
Senior Vice President and
Chief Financial Officer

May 9, 2008

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower LLC.
10.2	Second Amendment, dated as of January 31, 2008, to Agreement, dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership.
10.3	Amendment, published on April 22, 2008, to Land Concession Agreement by Lease, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.