Form 10-Q
period 2008-06-30
LAS VEGAS SANDS CORP
filed 2008-08-11
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada	89109 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2008.

LAS VEGAS SANDS CORP.

Class	Outstanding at July 31, 2008

Common Stock ($0.001 par value)	355,465,886 shares

LAS VEGAS SANDS CORP.

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$801,770	$857,150
Restricted cash	173,066	232,944
Accounts receivable, net	270,025	187,195
Inventories	24,864	19,902
Deferred income taxes	42,804	32,471
Prepaid expenses and other	48,114	49,424

Total current assets	1,360,643	1,379,086
Property and equipment, net	10,382,880	8,574,614
Deferred financing costs, net	177,767	107,338
Restricted cash	—	178,824
Deferred income taxes	7,169	—
Leasehold interests in land, net	1,125,936	1,069,609
Other assets, net	227,827	157,046

Total assets	$13,282,222	$11,466,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,610	$99,023
Construction payables	805,040	717,541
Accrued interest payable	17,381	11,465
Other accrued liabilities	632,042	610,911
Current maturities of long-term debt	110,655	54,333

Total current liabilities	1,668,728	1,493,273
Other long-term liabilities	39,996	28,674
Deferred income taxes	—	1,553
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	—
Deferred gain on sale of The Grand Canal Shoppes	59,468	61,200
Deferred rent from mall transactions	151,619	103,546
Long-term debt	8,812,773	7,517,997

Total liabilities	10,976,512	9,206,243

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 355,465,886 and 355,271,070 shares issued and outstanding	355	355
Capital in excess of par value	1,099,352	1,064,878
Accumulated other comprehensive income (loss)	28,499	(2,493)
Retained earnings	1,177,504	1,197,534

Total stockholders’ equity	2,305,710	2,260,274

Total liabilities and stockholders’ equity	$13,282,222	$11,466,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)

Revenues:
Casino	$804,274	$458,879	$1,599,715	$924,613
Rooms	195,689	95,002	386,378	192,870
Food and beverage	98,050	57,738	181,290	112,097
Convention, retail and other	88,700	31,293	167,558	74,339

	1,186,713	642,912	2,334,941	1,303,919
Less-promotional allowances	(74,599)	(29,986)	(143,804)	(62,775)

Net revenues	1,112,114	612,926	2,191,137	1,241,144

Operating expenses:
Casino	539,626	283,768	1,059,094	562,465
Rooms	39,946	21,121	80,227	43,645
Food and beverage	49,503	26,893	90,543	50,526
Convention, retail and other	50,642	19,141	95,609	36,572
Provision for doubtful accounts	5,969	4,717	14,101	20,233
General and administrative	147,906	60,700	290,859	118,671
Corporate expense	33,602	24,694	59,139	43,213
Rental expense	8,072	8,297	17,136	15,005
Pre-opening expense	38,103	40,320	64,693	62,777
Development expense	4,459	1,260	10,351	3,606
Depreciation and amortization	119,101	35,721	232,514	66,953
Loss on disposal of assets	1,903	61	7,024	239

	1,038,832	526,693	2,021,290	1,023,905

Operating income	73,282	86,233	169,847	217,239
Other income (expense):
Interest income	3,133	21,352	8,598	34,016
Interest expense, net of amounts capitalized	(88,474)	(54,409)	(203,174)	(89,021)
Other income (expense)	(3,684)	(2,304)	4,415	(9,337)
Loss on early retirement of debt	(33)	(10,705)	(4,022)	(10,705)

Income (loss) before income taxes and noncontrolling interest	(15,776)	40,167	(24,336)	142,192
Benefit (provision) for income taxes	2,782	(5,769)	108	(16,880)
Noncontrolling interest	4,198	—	4,198	—

Net income (loss)	$(8,796)	$34,398	$(20,030)	$125,312

Basic earnings (loss) per share	$(0.02)	$0.10	$(0.06)	$0.35

Diluted earnings (loss) per share	$(0.02)	$0.10	$(0.06)	$0.35

Weighted average shares outstanding:
Basic	355,364,583	354,726,843	355,319,560	354,645,879

Diluted	355,364,583	355,896,858	355,319,560	356,013,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(20,030)	$125,312
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	232,514	66,953
Amortization of leasehold interests in land included in rental expense	13,291	10,117
Amortization of deferred financing costs and original issue discount	19,518	11,112
Amortization of deferred gain and rent	(2,502)	(2,347)
Deferred rent from mall transactions (Note 7)	48,843	—
Loss on early retirement of debt	4,022	10,705
Loss on disposal of assets	7,024	239
Stock-based compensation expense	23,833	12,992
Provision for doubtful accounts	14,101	20,233
Foreign exchange gain	(2,740)	—
Excess tax benefits from stock-based compensation	(1,631)	(2,812)
Deferred income taxes	(19,055)	(15,323)
Changes in operating assets and liabilities:
Accounts receivable	(96,931)	34,380
Inventories	(4,962)	(786)
Prepaid expenses and other	(41,699)	(27,509)
Leasehold interests in land	(18,448)	(108,868)
Accounts payable	4,587	996
Accrued interest payable	5,916	10,486
Other accrued liabilities	27,741	54,069
Income taxes payable	—	(22,632)

Net cash provided by operating activities	193,392	177,317

Cash flows from investing activities:
Change in restricted cash	250,592	(90,469)
Capital expenditures	(1,910,331)	(1,692,049)
Deposit for potential gaming application included in other assets	(25,000)	—

Net cash used in investing activities	(1,684,739)	(1,782,518)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,434	11,481
Excess tax benefits from stock-based compensation	1,631	2,812
Proceeds from long-term debt (Note 4)	2,955,903	4,717,804
Repayments on long-term debt (Note 4)	(1,689,139)	(1,751,627)
Proceeds from the sale of The Shoppes at The Palazzo (Note 7)	243,928	—
Payments of deferred financing costs	(90,738)	(64,291)

Net cash provided by financing activities	1,428,019	2,916,179

Effect of exchange rate on cash	7,948	6,059

Increase (decrease) in cash and cash equivalents	(55,380)	1,317,037
Cash and cash equivalents at beginning of period	857,150	468,066

Cash and cash equivalents at end of period	$801,770	$1,785,103

Supplemental disclosure of cash flow information:
Cash payments for interest	$239,960	$172,210

Cash payments for taxes	$67	$50,000

Non-cash investing and financing activities:
Changes in construction payables	$87,499	$111,128

Changes in other accrued liabilities related to property and equipment asset acquisitions	$4,548	$51,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 —	ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp., a Nevada corporation (“LVSC”), and its subsidiaries (collectively the “Company”) for the year ended December 31, 2007. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

Operations

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design reminiscent of Italian affluent living; and an expo and convention center with approximately 1.2 million square feet (the “Sands Expo Center”). With the opening of The Palazzo, these Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

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

United States Development Projects

Las Vegas Condominiums

The Company is constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that is situated between The Palazzo and The Venetian Las Vegas. The condominium tower is currently expected to open in spring 2010.

Sands Bethlehem

In August 2007, the Company’s subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. Sands Bethworks Gaming is developing a gaming, hotel, retail and dining complex called Sands Casino Resort Bethlehem (“Sands Bethlehem”), located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. In its first phase, the 124-acre development is expected to feature a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

300-room hotel, approximately 200,000 square feet of retail space, up to 5,000 slot machines, a 50,000-square-foot multipurpose event center and a variety of dining options. The Company will own the property through its joint venture with Bethworks Now, LLC, which has yet to contribute the land on which Sands Bethlehem is being developed to the joint venture. The Company expects the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. Sands Bethlehem is expected to open in summer 2009.

Macao Development Projects

The Company has submitted plans to the Macao government for its Cotai Strip development projects, consisting of six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres (referred to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company has commenced construction or pre-construction for these six parcels and plans to own and operate all of the casinos in these developments under its Macao gaming subconcession.

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

The Company does not yet have all the necessary Macao government approvals that it will need in order to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has commenced construction or pre-construction for these projects for which it has received a land concession for parcel 3, as previously noted, but not yet been granted land concessions for parcels 5, 6, 7 and 8. The Company is in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be approved; however, if the Company does not obtain these land concessions, it could forfeit all or a substantial part of its $1.15 billion in capitalized construction costs related to these Cotai Strip projects as of June 30, 2008.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Marina Bay Sands is expected to open in late 2009.

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

Other Development Projects

The Company is currently exploring the possibility of developing and operating additional properties, including integrated resorts, in other Asian and U.S. jurisdictions, and in Europe. In July 2008, the Company withdrew a previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Development Financing Strategy

As previously described, the Company has a number of significant development projects in the United States, Macao and Singapore for which construction is currently expected to continue through 2012. In the United States, the estimated costs to build the Las Vegas condominium tower and the Sands Bethlehem projects are each approximately $600.0 million, of which the Company has capitalized approximately $35.3 million and $198.0 million, respectively, as of June 30, 2008. In Macao, the estimated cost to build the Company’s Cotai Strip developments (including The Venetian Macao) is approximately $12.0 billion, of which the Company has capitalized approximately $4.05 billion as of June 30, 2008. In Singapore, the Company is continuing to finalize various design aspects of the Marina Bay Sands and is in the process of finalizing its cost estimates for the project. The Company expects that the cost to build the Marina Bay Sands will be in excess of $4.5 billion (inclusive of payments made in 2006 for the land premium, taxes and other fees), of which the Company has capitalized approximately $1.91 billion as of June 30, 2008.

The Company has principally funded its development projects through borrowings under the bank credit facilities of its operating subsidiaries, operating cash flows and proceeds from the disposition of non-core assets. In 2007, the Company began to execute its financing strategy to secure additional borrowing capacity to fund its existing and future development projects and operations in Asia, including Macao and Singapore, and the United States. In the near term, the Company will continue to borrow significant amounts under its existing and potential future bank credit facilities, if available, as it funds its development projects. In connection with such funding needs, the Company regularly evaluates conditions in the global capital markets.

In April 2007, the Company increased the size of its Macao credit facility from $2.5 billion to $3.3 billion to continue funding the development of The Venetian Macao and the Four Seasons Macao as well as portions of the Company’s other Macao development projects. As of June 30, 2008, the Company had approximately $247.2 million available under the revolving facility of the Macao credit facility. In the short term, cash balances at the Company’s Macao subsidiaries, operating cash flows from Sands Macao, The Venetian Macao, the Four Seasons Macao (upon its opening in August 2008), and borrowing capacity under the Macao credit facility, together with proceeds from borrowings, if available, under the Company’s U.S. senior secured credit facility, are being (and will be) used to fund current development and construction activities for the remaining Cotai Strip developments. The Company is in the process of arranging up to $5.25 billion of secured financing, the proceeds from which would be used to refinance the amount currently outstanding under the Macao credit facility and to provide incremental borrowings to fund the Four Seasons Macao, the development of parcels 5 and 6, and to continue funding the other Cotai Strip development projects. The Company expects to complete this refinancing in 2008. Additional financing may be required to complete the development and construction of parcels 7, 8 and 3.

In May 2007, the Company entered into a $5.0 billion U.S. senior secured credit facility with respect to its Las Vegas operations. A portion of the proceeds was used to refinance the indebtedness secured by the Company’s Las Vegas integrated resort, including The Venetian Las Vegas, The Palazzo, The Shoppes at The Palazzo and Sands Expo Center, and to fund the design, development and construction costs incurred in connection with the completion of The Palazzo, The Shoppes at The Palazzo, the Las Vegas condominiums and Sands Bethlehem. As of June 30, 2008, the Company had approximately $1.23 billion of available borrowing capacity, net of outstanding letters of credit, under the U.S. senior secured credit facility. An additional $230.0 million was drawn

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent to June 30, 2008, reducing the available borrowing capacity to approximately $1.0 billion. The U.S. senior secured credit facility permits the Company to make investments in certain of its subsidiaries and certain joint ventures not party to the U.S. senior secured credit facility, including its foreign subsidiaries and other development projects outside of Las Vegas, in an amount not to exceed $2.1 billion, and also permits the Company to invest in its Sands Bethlehem project so long as no more than 30% of any such investment is in the form of an equity contribution to the project, with the balance to be in the form of a secured intercompany loan. As of June 30, 2008, the Company has invested approximately $1.28 billion of the permitted $2.1 billion to fund a portion of its required equity contribution to the Marina Bay Sands project and investments with respect to its other development projects, including in Macao. The Company will continue to use excess operating cash flows, proceeds from the sale of non-core assets, such as The Shoppes at The Palazzo and the Las Vegas condominium units, and proceeds from borrowings, if available, under the U.S. senior secured credit facility to fund a significant portion of its ongoing development expenses, including its projects in Macao, Singapore, Las Vegas and Pennsylvania.

In December 2007, the Company entered into a 5.44 billion Singapore dollar (“SGD”) credit facility (approximately $4.0 billion at exchange rates in effect on June 30, 2008), which closed and funded in January 2008, to fund development and construction costs and expenses at the Marina Bay Sands. A portion of the proceeds, together with a portion of the Company’s initial SGD 800.0 million (approximately $587.4 million at exchange rates in effect on June 30, 2008) equity contribution, were used to repay outstanding borrowings of approximately $1.32 billion under the Company’s Singapore bridge facility. As of June 30, 2008, the Company had SGD 3.20 billion (approximately $2.35 billion at exchange rates in effect on June 30, 2008) available for borrowing, net of outstanding bankers’ guarantees, under the Singapore credit facility, which will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. An additional SGD 109.1 million (approximately $80.1 million at exchange rates in effect on June 30, 2008) was drawn subsequent to June 30, 2008, reducing the available borrowing capacity to approximately SGD 3.09 billion (approximately $2.27 billion at exchange rates in effect on June 30, 2008). Under the terms of the Singapore credit facility, the Company is obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. Through June 30, 2008, the Company has funded its equity contribution requirement through borrowings under its U.S. senior secured credit facility and operating cash flows generated from its Las Vegas operations. Additional financings are planned to complete the development and construction of the Marina Bay Sands.

Commencing September 30, 2008, the U.S. senior secured credit facility and FF&E financings require the Company’s Las Vegas operations to comply with certain financial covenants, including to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). In order to comply with the maximum leverage ratio as of September 30, 2008, and subsequent quarterly periods, the Company will need to achieve increased levels of Adjusted EBITDA at its Las Vegas properties; decrease the rate of spending on its development projects; obtain additional financing at the parent company level, the proceeds from which could be used to reduce its Las Vegas operations’ net debt; elect to contribute up to $50.0 million of capital from its existing cash on hand to its Las Vegas operations (such contribution having the effect of increasing Adjusted EBITDA by up to $50.0 million per quarter for purposes of calculating maximum leverage (the “EBITDA cure”)); or any combination thereof. The EBITDA cure is available during any quarter, provided that if it is used in two consecutive quarters, it may not be used again until the maximum leverage ratio is satisfied without giving effect to any previous EBITDA cures. If the Company’s Las Vegas Adjusted EBITDA levels do not increase sufficiently and the Company does not slow down spending on its development projects, the Company believes that it will be able to obtain the requisite additional financing to maintain compliance with the maximum leverage ratio; however, no assurances can be given that the additional financing will be available to the Company. If none of the foregoing occurs and the Company does not elect to exercise the EBITDA cure, the Company may need to obtain waivers from the lenders under the U.S. senior secured credit facility and FF&E financings, and no assurances can be given that the Company will be able to obtain such

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waivers. If the Company is unable to obtain waivers, the Company would be in default under such agreements, which would result in cross-defaults under the senior notes and airplane financings allowing the lenders to exercise their rights and remedies as defined under their respective agreements.

The Company held restricted and unrestricted cash and cash equivalents of approximately $801.8 million and $173.1 million, respectively, and had construction payables of approximately $805.0 million as of June 30, 2008. The Company is currently evaluating various strategies that would provide additional liquidity and flexibility at the parent company level, which could be used to support its U.S. senior secured credit facility and the Company’s current and future development plans, including the funding requirements related to its development projects. If the Company is not able to obtain additional financing when necessary or on terms acceptable to the Company, it may elect to slow or suspend its ongoing development activities until such financing or other sources of funds become available.

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

In April 2008, FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP No. 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of FSP No. 142-3 will have a material effect on its financial condition, results of operations or cash flows.

In May 2008, FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which applies to convertible debt instruments, that by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB No. 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB No. 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB No. 14-1 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Changes in stockholders’ equity for the six months ended June 30, 2008, were as follows (in thousands):

Balance at December 31, 2007	$2,260,274
Net loss	(20,030)
Stock-based compensation	26,404
Proceeds from exercise of stock options	6,434
Tax benefit from stock-based compensation	1,636
Change in accumulated other comprehensive income	30,992

Balance at June 30, 2008	$2,305,710

At June 30, 2008 and December 31, 2007, the accumulated other comprehensive income balance consisted solely of foreign currency translation adjustments. For the three and six months ended June 30, 2008, comprehensive loss amounted to $2.3 million and comprehensive income amounted to $11.0 million, respectively. For the three and six months ended June 30, 2007, comprehensive income amounted to $34.6 million and $120.6 million, respectively.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	355,364,583	354,726,843	355,319,560	354,645,879
Potential dilution from stock options and restricted stock	—	1,170,015	—	1,368,082

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings (loss) per share)	355,364,583	355,896,858	355,319,560	356,013,961

Antidilutive stock options and restricted stock excluded from calculation of diluted earnings (loss) per share	10,503,300	1,203,922	10,503,300	1,099,973

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Land and improvements	$301,930	$297,678
Building and improvements	5,771,803	4,435,934
Furniture, fixtures, equipment and leasehold improvements	1,342,780	1,013,138
Transportation	264,778	176,897
Construction in progress	3,530,827	3,258,750

	11,212,118	9,182,397
Less — accumulated depreciation and amortization	(829,238)	(607,783)

	$10,382,880	$8,574,614

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

The Venetian Macao	$112,463	$110,759
Four Seasons Macao	658,780	359,889
Other Macao Development Projects (principally Cotai Strip parcels 5 and 6)	1,246,961	714,701
Marina Bay Sands	1,031,609	552,850
The Palazzo and The Shoppes at The Palazzo	149,890	1,363,045
Sands Bethlehem	197,964	66,898
Las Vegas Condominiums	35,298	5,436
Other	97,862	85,172

	$3,530,827	$3,258,750

As of June 30, 2008, portions of The Venetian Macao, The Palazzo and The Shoppes at The Palazzo remain under construction and are scheduled to be completed during 2008. Approximately $374.3 million in building and improvements, $29.3 million in furniture, fixtures, equipment and leasehold improvements (with total accumulated depreciation of $6.9 million) and $134.1 million in construction in progress as of June 30, 2008, related to The Shoppes at The Palazzo, which was sold to GGP (see “— Note 7 — Mall Sale”). The $97.9 million in other construction in progress consists primarily of projects in Las Vegas and airplane and other related refurbishment costs at corporate.

As of June 30, 2008, the cost of property and equipment that the Company is leasing to tenants as part of its Macao mall operations was $223.0 million with accumulated depreciation of $10.9 million.

During the three and six months ended June 30, 2008, and the three and six months ended June 30, 2007, the Company capitalized interest expense of $31.6 million, $62.2 million, $58.0 million and $104.8 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Corporate and U.S. Related:
New Senior Secured Credit Facility — Term B	$2,970,000	$2,985,000
New Senior Secured Credit Facility — Delayed Draw I	600,000	—
New Senior Secured Credit Facility — Revolver	150,000	—
6.375% Senior Notes	248,494	248,380
Airplane Financings	87,640	89,484
FF&E Financings	158,650	61,416
Other	6,178	6,857
Macao Related:
Macao Credit Facility — Term B and Local Term	1,900,000	1,900,000
Macao Credit Facility — Term B Delayed	700,000	700,000
Macao Credit Facility — Revolving Facility	452,800	251,000
Ferry Financing	154,971	—
Other	26,282	6,434
Singapore Related:
Singapore Permanent Facility — A	1,468,413	—
Singapore Bridge Facility — Term Loan	—	594,404
Singapore Bridge Facility — Floating Rate Notes	—	729,355

	8,923,428	7,572,330
Less — current maturities	(110,655)	(54,333)

Total long-term debt	$8,812,773	$7,517,997

Corporate and U.S. Related Debt

New Senior Secured Credit Facility

During the six months ended June 30, 2008, the Company has drawn $150.0 million, net of repayments, under the Revolving Facility, which matures in May 2013 and has no interim amortization, and $600.0 million under the Delayed Draw I Facility, which matures in May 2014 and is subject to quarterly principal amortization payments in an amount equal to 0.25% of the aggregate principal amount outstanding and a balloon payment of $566.4 million due May 2014. As of June 30, 2008, $830.9 million is available for borrowing, net of outstanding letters of credit, under the Revolving Facility and no amount has been drawn under the $400.0 million Delayed Draw II Facility, available until November 2008. Refer to “— Note 1 — Organization and Business of Company” regarding potential limitations on future borrowings under the facility.

Macao Related Debt

Ferry Financing

In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (approximately $155.0 million at exchange rates in effect on June 30, 2008) secured credit facility, which is available for borrowing for up to 18 months after closing. The proceeds from the secured credit

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility were used to reimburse the Company for cash spent to date on the construction of the ferries and to finance the remaining progress payments on those ferries not yet delivered by the manufacturer. The facility is collateralized by the ferries and guaranteed by Venetian Macau Limited (“VML”). The facility matures in January 2018 and is subject to 34 quarterly payments commencing at the end of the 18-month availability period. Borrowings under the facility bear interest at the Hong Kong Interbank Offer Rate (“HIBOR”) plus 2.0% if borrowings are made in Hong Kong Dollars (4.3% as of June 30, 2008) or the London Interbank Offer Rate (“LIBOR”) plus 2.0% if borrowings are made in US Dollars. All borrowings under the facility, which was fully drawn as of June 30, 2008, were made in Hong Kong Dollars.

On July 22, 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increases the secured credit facility by an additional 561.6 million Hong Kong dollars (approximately $72.0 million at exchange rates in effect on June 30, 2008), of which the Company has drawn $20.9 million subsequent to execution of the supplement. The proceeds from this supplemental facility will be used to reimburse the Company for cash spent to date on construction of four additional ferries and to finance the progress payments on those ferries not yet delivered by the manufacturer. The supplemental facility is secured by the additional ferries and guaranteed by VML.

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

Singapore Permanent Facilities

In December 2007, MBS signed a facility agreement (the “Singapore Permanent Facility Agreement”) providing for a SGD 2.0 billion (approximately $1.47 billion at exchange rates in effect on June 30, 2008) term loan (“Singapore Permanent Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $2.02 billion at exchange rates in effect on June 30, 2008) term loan (“Singapore Permanent Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $141.4 million at exchange rates in effect on June 30, 2008) banker’s guarantee facility (“Singapore Permanent Facility C”) to provide the bankers’ guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $367.1 million at exchange rates in effect on June 30, 2008) revolving credit facility (“Singapore Permanent Facility D” and collectively, the “Singapore Permanent Facilities”) that is available until February 28, 2015.

The indebtedness under the Singapore Permanent Facility Agreement is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The Singapore Permanent Facilities mature on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facilities under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $91.8 million at exchange rates in effect on June 30, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Singapore Permanent Facilities bear interest at the Singapore Swap Offer Rate plus a spread of 2.25% per annum (3.9% as of June 30, 2008). MBS is required to pay standby interest fees of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Permanent Facility B and Facility D, respectively. MBS is required to pay a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Permanent Facilities for the period during which any banker’s guarantees are outstanding.

To meet the requirements of the Singapore Permanent Facility Agreement, the Company entered into three interest rate cap agreements in June 2008, with notional amounts of $300.0 million, $235.0 million and $150.0 million, all of which expire in June 2011. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (4.0% and 4.5%) as stated in such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the three and six months ended June 30, 2008.

The Singapore Permanent Facility Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the Singapore Permanent Facilities. The Singapore Permanent Facility Agreement also requires MBS to comply with financial covenants as of the end of the first full quarter beginning not less than 183 days after the commencement of operations of the Marina Bay Sands, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense, minimum Adjusted EBITDA requirements and maintaining a positive net worth. The Singapore Permanent Facility Agreement also contains events of default customary for such financings.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Proceeds from Singapore Permanent Facility	$1,417,936	$—
Proceeds from New Senior Secured Credit Facility — Term B and Delayed Draw I	600,000	3,000,000
Proceeds from New Senior Secured Credit Facility — Revolver	450,000	—
Proceeds from Macao Credit Facility	201,800	1,300,000
Proceeds from Ferry Financing	154,971	—
Proceeds from FF&E Financings and Other Long-Term Debt	131,196	6,173
Proceeds from Singapore Bridge Facility	—	205,381
Proceeds from Airplane Financings	—	92,250
Proceeds from Senior Secured Credit Facility — Revolver	—	62,000
Proceeds from The Shoppes at The Palazzo Construction Loan	—	52,000

	$2,955,903	$4,717,804

Repayments on Singapore Bridge Facility	$(1,356,807)	$—
Repayments on New Senior Secured Credit Facility — Revolver	(300,000)	—
Repayments on New Senior Secured Credit Facility — Term B	(15,000)	—
Repayments on FF&E Financings and Other Long-Term Debt	(15,488)	(1,209)
Repayments on Airplane Financings	(1,844)	(922)
Repayment on Senior Secured Credit Facility — Term B and Term B Delayed	—	(1,170,000)
Repayment on Senior Secured Credit Facility — Revolver	—	(322,128)
Repayment on The Shoppes at The Palazzo Construction Loan	—	(166,500)
Repayments on Sands Expo Center Mortgage Loan	—	(90,868)

	$(1,689,139)	$(1,751,627)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INCOME TAXES

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities for years after 2002. The Company is presently not under examination by any major tax jurisdiction.

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes on the statement of operations. At June 30, 2008 and December 31, 2007, the Company had approximately $0.7 million and $0.6 million, respectively, of interest accrued. No penalties were accrued for at June 30, 2008 or December 31, 2007.

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity is as follows for the three and six months ended June 30, 2008 and 2007 (in thousands, except weighted average grant date fair values):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Compensation expense:
Stock options	$13,275	$7,875	$22,413	$11,978
Restricted shares	737	670	1,420	1,014

	$14,012	$8,545	$23,833	$12,992

Compensation cost capitalized as part of property and equipment	$1,525	$843	$2,571	$1,281

Stock options granted	2,382	2,500	4,155	2,909

Weighted average grant date fair value	$28.88	$30.15	$30.61	$31.20

Restricted shares granted	6	4	27	51

Weighted average grant date fair value	$64.18	$78.62	$71.67	$86.56

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average volatility	35.85%	30.59%	35.85%	30.71%
Expected term (in years)	6.5	6.0	6.3	6.0
Risk-free rate	2.96%	4.50%	2.96%	4.52%
Expected dividends	—	—	—	—

NOTE 7 —	MALL SALE

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. The Company contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, at the fourth, eighth, 12th, 18th, and 24th month after closing, the required purchase price will be adjusted (up or down, but will never be less than $250.0 million) based on projected net operating income for the upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date and will be based on the formula described above. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing.

In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (the “Master Lease”). Under the Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on the casino level of The Palazzo, currently occupied by various tenants, to GGP for 89 years with annual rent of one dollar per year, and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, the Master Lease does not qualify as a sale of the real property covered by the Master Lease, which real property was not separately legally demised. Accordingly, $41.8 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term. An additional $7.1 million of the total proceeds from the mall sale transaction has been deferred as unearned revenues as of June 30, 2008. This balance will increase as additional purchase price proceeds are received.

In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. Under generally accepted accounting principles, a gain on the sale has not been recorded as the Company has continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price, which will be determined in 2010 as described above. Therefore, $243.9 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of June 30, 2008, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP. The property sold to GGP will remain as assets of the Company with depreciation continuing to be recorded until the final sales price determination has been made.

NOTE 8 —	LAS VEGAS RESTAURANT JOINT VENTURES

The Company has entered into various joint venture agreements with independent third parties; whereby these third parties will operate a variety of restaurants in The Venetian Las Vegas and The Palazzo. The operations of these restaurants have been consolidated by the Company in accordance with FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities.” The Company evaluates its investments in joint ventures to assess the appropriateness of their consolidation into the Company when events have occurred that would trigger such an analysis.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The joint ventures had total current assets of $5.7 million and fixed assets of $55.9 million as of June 30, 2008. The following is summarized income statement data for our consolidated joint ventures for the six months ended June 30, 2008 (in thousands):

Net revenues	$23,384
Operating expenses	23,016
Pre-opening expense	3,270
Depreciation and amortization	1,975

Operating loss	(4,877)
Interest expense, net	(256)
Noncontrolling interest	4,198

Net loss	$(935)

NOTE 9 —	FAIR VALUE MEASUREMENTS

As discussed in “— Note 1 — Organization and Business of Company,” the Company adopted the provisions of SFAS No. 157 with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	Total Carrying	Fair Value Measurements at June 30, 2008 Using:
	Value at	Quoted Market	Significant Other	Significant
	June 30,	Prices in Active	Observable Inputs	Unobservable Inputs
	2008	Markets (Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(1)	$109,842	$109,842	$—	$—
Interest rate caps(2)	$8,352	$—	$8,352	$—

(1)	The Company has short-term investments classified as cash and cash equivalents as the original maturities are less than 90 days.

(2)	The Company has eight interest rate cap agreements with an aggregate fair value of approximately $8.4 million, based on quoted market values from the institutions holding the agreements as of June 30, 2008.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice on October 23, 2007, and a conforming order was entered in December 2007. Argument on the appeal of the denial of the lien motion in the State Court was heard by the Supreme Court in March 2008, but a decision has not yet been issued. In January 2008, Malcolm filed a series of three motions and again sought summary judgment on the counterclaim filed in the State Court Case and VCR, as successor in interest to Lido, and Taylor sought summary judgment on certain of Malcolm’s claims. The motions for summary judgment were all denied without prejudice except that claims of Malcolm totaling approximately $675,000 were dismissed. In May 2008, the Supreme Court vacated the order denying the motion to strike the mechanic’s lien and remanded to the trial court for a decision on the lien during the upcoming trial. The trial commenced in June 2008, was adjourned in early July 2008 and will resume in early November 2008 or earlier if the Court’s calendar will permit. Management has determined that based on proceedings to date, an adverse outcome is not probable. VCR, as successor in interest to Lido, intends to defend itself against the claims pending in the State Court Case.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has begun the appeals process, including its filings on July 15, 2008, with the trial court of a motion for judgment as a matter of law or in the alternative, a new trial and a motion to strike, alter and/or amend the judgment. The grounds for these motions include (1) insufficient evidence that Suen conferred a benefit on LVSI, (2) the improper admission of testimony, (3) the Court’s refusal to give jury instructions that the law presumes that government officials have performed their duties regularly, and that the law has been obeyed, and (4) jury instructions that improperly permitted the plaintiff to recover for the services of others. These motions are scheduled to be heard on September 29, 2008. If the Company is unsuccessful in obtaining the relief sought from the trial court, it intends to continue to vigorously pursue available appeals. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The cost to build the Marina Bay Sands is expected to be in excess of $4.5 billion, which is inclusive of the land premium, taxes and other fees previously paid. As discussed in “— Note 4 — Long-Term Debt — Singapore Related Debt — Singapore Permanent Facilities,” the Company entered into the SGD 5.44 billion (approximately $4.0 billion at exchange rates in effect on June 30, 2008) Singapore Permanent Facility Agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.

Other Commitments

In January 2008, the Company entered into agreements to purchase an additional four ferries at an aggregate cost of approximately $72.0 million to be built for the Company’s Macao operations. As of June 30, 2008, the Company was obligated to make future payments of $56.4 million.

NOTE 11 —	SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Macao; The Venetian Macao; and Other Asia (comprised primarily of the ferry operations). The Company also reviews its construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of various other operations that are ancillary to our properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (on Parcels 3, 5, 6, 7 and 8 of the Cotai Strip); and Corporate and Other (comprised of the airplanes and the Sands Bethlehem and Las Vegas condominium projects). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment, the Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information as of December 31, 2007, and for the three and six months ended June 30, 2007, has been reclassified to conform to the current presentation. The Company’s segment information is as follows (in thousands):

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Revenues
Las Vegas Operating Properties	$348,403	$235,512	$699,977	$513,356
Macao:
Sands Macao	268,249	377,414	536,499	727,788
The Venetian Macao	493,673	—	949,414	—
Other Asia	1,789	—	5,247	—

Total net revenues	$1,112,114	$612,926	$2,191,137	$1,241,144

Adjusted EBITDAR(1)
Las Vegas Operating Properties	$106,620	$83,221	$229,181	$195,323
Macao:
Sands Macao	54,074	116,593	119,692	218,889
The Venetian Macao	140,155	—	250,490	—
Other Asia	(12,976)	—	(23,238)	—

Total adjusted EBITDAR	287,873	199,814	576,125	414,212

Other Operating Costs and Expenses
Stock-based compensation expense	(9,351)	(3,228)	(15,421)	(5,180)
Corporate expense	(33,602)	(24,694)	(59,139)	(43,213)
Rental expense	(8,072)	(8,297)	(17,136)	(15,005)
Pre-opening expense	(38,103)	(40,320)	(64,693)	(62,777)
Development expense	(4,459)	(1,260)	(10,351)	(3,606)
Depreciation and amortization	(119,101)	(35,721)	(232,514)	(66,953)
Loss on disposal of assets	(1,903)	(61)	(7,024)	(239)

Operating income	73,282	86,233	169,847	217,239
Other Non-Operating Costs and Expenses
Interest income	3,133	21,352	8,598	34,016
Interest expense, net of amounts capitalized	(88,474)	(54,409)	(203,174)	(89,021)
Other income (expense)	(3,684)	(2,304)	4,415	(9,337)
Loss on early retirement of debt	(33)	(10,705)	(4,022)	(10,705)
Benefit (provision) for income taxes	2,782	(5,769)	108	(16,880)
Noncontrolling interest	4,198	—	4,198	—

Net income (loss)	$(8,796)	$34,398	$(20,030)	$125,312

(1)	Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. Adjusted EBITDAR is used by management as the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

	Six Months Ended,
	June 30,
	2008	2007

Capital Expenditures
Las Vegas Sands Corp. and Other	$147,707	$84,682
Las Vegas Operating Properties	392,316	536,077
Macao:
Sands Macao	23,518	43,855
The Venetian Macao	68,699	542,611
Four Seasons Macao	343,445	148,997
Other Asia	43,798	44,367
Other Development Projects	490,444	162,777
Singapore	400,404	128,683

Total capital expenditures	$1,910,331	$1,692,049

	June 30,	December 31,
	2008	2007

Total Assets
Las Vegas Sands Corp. and Other	$657,695	$447,556
Las Vegas Operating Properties	4,438,855	4,139,040
Macao:
Sands Macao	629,754	550,479
The Venetian Macao	3,185,993	3,158,091
Four Seasons Macao	720,303	391,506
Other Asia	329,712	218,419
Other Development Projects	1,229,521	645,138
Singapore	2,090,389	1,916,288

Total assets	$13,282,222	$11,466,517

NOTE 12 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the 6.375% Senior Notes (the “Senior Notes”) due 2015, issued on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the New Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. As described in “— Note 7 — Mall Sale,” the sale of The Shoppes at The Palazzo is not complete from an accounting perspective due to the Company’s

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Subsidiary, LLC subsequent to the sale to GGP will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $284.5 million (consisting of $530.8 million of fixed assets, offset by $246.3 million of liabilities consisting primarily of deferred proceeds from the sale) and capital expenditures of $49.1 million as of June 30, 2008 and a net loss of $4.0 million and $5.1 million (consisting primarily of depreciation expense) for the three and six months ended June 30, 2008, respectively, related to the mall are being accounted for by the Guarantor Subsidiaries; however, these balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

As a result of the supplemental indenture related to the Senior Notes and the sale of the Phase II Mall Subsidiary, LLC, there has been a change in the group of subsidiaries that are the Guarantor Subsidiaries. Accordingly, the Company has reclassified prior periods to conform to the current presentation of the Guarantor Subsidiaries.

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, is as follows (in thousands):

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
June 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$108,524	$141,352	$551,894	$—	$801,770
Restricted cash	—	4,651	168,415	—	173,066
Intercompany receivables	47,052	7,697	16,131	(70,880)	—
Accounts receivable, net	108	133,571	139,995	(3,649)	270,025
Inventories	249	12,093	12,522	—	24,864
Deferred income taxes	16,723	23,560	2,521	—	42,804
Prepaid expenses and other	9,514	10,378	28,761	(539)	48,114

Total current assets	182,170	333,302	920,239	(75,068)	1,360,643
Property and equipment, net	167,337	4,021,070	6,194,473	—	10,382,880
Investment in subsidiaries	2,196,308	1,611,046	—	(3,807,354)	—
Deferred financing costs, net	1,749	53,048	122,970	—	177,767
Intercompany receivables	68,494	776,189	—	(844,683)	—
Intercompany notes receivable	73,930	89,075	—	(163,005)	—
Deferred income taxes	462	6,567	140	—	7,169
Leasehold interests in land, net	—	—	1,125,936	—	1,125,936
Other assets, net	123	33,859	193,845	—	227,827

Total assets	$2,690,573	$6,924,156	$8,557,603	$(4,890,110)	$13,282,222

Accounts payable	$4,499	$54,059	$48,701	$(3,649)	$103,610
Construction payables	—	139,553	665,487	—	805,040
Intercompany payables	7,697	16,131	47,052	(70,880)	—
Accrued interest payable	6,210	2,410	8,761	—	17,381
Other accrued liabilities	9,691	172,677	449,674	—	632,042
Income taxes payable	—	—	539	(539)	—
Current maturities of long-term debt	3,688	58,605	48,362	—	110,655

Total current liabilities	31,785	443,435	1,268,576	(75,068)	1,668,728
Other long-term liabilities	20,631	9,353	10,012	—	39,996
Deferred amounts related to mall transactions	—	455,015	—	—	455,015
Intercompany payables	—	—	844,683	(844,683)	—
Intercompany notes payable	—	—	163,005	(163,005)	—
Long-term debt	332,447	3,820,045	4,660,281	—	8,812,773

Total liabilities	384,863	4,727,848	6,946,557	(1,082,756)	10,976,512

Stockholders’ equity	2,305,710	2,196,308	1,611,046	(3,807,354)	2,305,710

Total liabilities and stockholders’ equity	$2,690,573	$6,924,156	$8,557,603	$(4,890,110)	$13,282,222

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$126,488	$677,786	$—	$804,274
Rooms	—	142,425	53,264	—	195,689
Food and beverage	—	51,157	46,893	—	98,050
Convention, retail and other	—	44,504	44,562	(366)	88,700

	—	364,574	822,505	(366)	1,186,713
Less-promotional allowances	(544)	(32,994)	(40,215)	(846)	(74,599)

Net revenues	(544)	331,580	782,290	(1,212)	1,112,114

Operating expenses:
Casino	—	77,229	463,121	(724)	539,626
Rooms	—	31,481	8,465	—	39,946
Food and beverage	—	23,310	28,139	(1,946)	49,503
Convention, retail and other	—	19,402	29,571	1,669	50,642
Provision for doubtful accounts	—	5,446	523	—	5,969
General and administrative	—	71,588	76,529	(211)	147,906
Corporate expense	30,417	175	3,010	—	33,602
Rental expense	—	1,376	6,696	—	8,072
Pre-opening expense	1,376	1,720	35,007	—	38,103
Development expense	(2,954)	—	7,413	—	4,459
Depreciation and amortization	2,430	53,186	63,485	—	119,101
Loss on disposal of assets	—	1,794	109	—	1,903

	31,269	286,707	722,068	(1,212)	1,038,832

Operating income (loss)	(31,813)	44,873	60,222	—	73,282
Other income (expense):
Interest income	1,309	2,192	1,363	(1,731)	3,133
Interest expense, net of amounts capitalized	(4,324)	(44,629)	(41,252)	1,731	(88,474)
Other expense	(39)	(264)	(3,381)	—	(3,684)
Loss on early retirement of debt	—	—	(33)	—	(33)
Income from equity investment in subsidiaries	27,545	21,507	—	(49,052)	—

Income (loss) before income taxes	(7,322)	23,679	16,919	(49,052)	(15,776)
Benefit (provision) for income taxes	(1,474)	3,866	390	—	2,782
Noncontrolling interest	—	—	4,198	—	4,198

Net income (loss)	$(8,796)	$27,545	$21,507	$(49,052)	$(8,796)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$85,392	$373,487	$—	$458,879
Rooms	—	93,268	1,734	—	95,002
Food and beverage	—	41,306	16,512	(80)	57,738
Convention, retail and other	14,810	30,142	1,512	(15,171)	31,293

	14,810	250,108	393,245	(15,251)	642,912
Less-promotional allowances	(235)	(17,818)	(11,933)	—	(29,986)

Net revenues	14,575	232,290	381,312	(15,251)	612,926

Operating expenses:
Casino	—	44,052	239,776	(60)	283,768
Rooms	—	21,033	88	—	21,121
Food and beverage	—	20,597	6,657	(361)	26,893
Convention, retail and other	—	18,186	955	—	19,141
Provision for doubtful accounts	—	4,734	(17)	—	4,717
General and administrative	—	57,904	17,626	(14,830)	60,700
Corporate expense	24,529	79	86	—	24,694
Rental expense	—	2,137	6,160	—	8,297
Pre-opening expense	—	1,544	38,776	—	40,320
Development expense	678	—	582	—	1,260
Depreciation and amortization	1,873	22,480	11,368	—	35,721
Loss on disposal of assets	—	22	39	—	61

	27,080	192,768	322,096	(15,251)	526,693

Operating income (loss)	(12,505)	39,522	59,216	—	86,233
Other income (expense):
Interest income	2,312	11,237	9,575	(1,772)	21,352
Interest expense, net of amounts capitalized	(4,306)	(27,296)	(24,579)	1,772	(54,409)
Other expense	—	(99)	(2,205)	—	(2,304)
Loss on early retirement of debt	—	(10,332)	(373)	—	(10,705)
Income from equity investment in subsidiaries	50,681	42,264	—	(92,945)	—

Income before income taxes	36,182	55,296	41,634	(92,945)	40,167
Benefit (provision) for income taxes	(1,784)	(4,615)	630	—	(5,769)

Net income	$34,398	$50,681	$42,264	$(92,945)	$34,398

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$274,320	$1,325,395	$—	$1,599,715
Rooms	—	278,666	107,712	—	386,378
Food and beverage	—	99,361	81,929	—	181,290
Convention, retail and other	—	87,522	82,936	(2,900)	167,558

	—	739,869	1,597,972	(2,900)	2,334,941
Less-promotional allowances	(1,213)	(61,401)	(79,865)	(1,325)	(143,804)

Net revenues	(1,213)	678,468	1,518,107	(4,225)	2,191,137

Operating expenses:
Casino	—	155,720	904,549	(1,175)	1,059,094
Rooms	—	64,278	15,949	—	80,227
Food and beverage	—	46,245	47,017	(2,719)	90,543
Convention, retail and other	—	41,895	53,714	—	95,609
Provision for doubtful accounts	—	13,149	952	—	14,101
General and administrative	—	134,942	156,248	(331)	290,859
Corporate expense	54,376	472	4,291	—	59,139
Rental expense	—	3,845	13,291	—	17,136
Pre-opening expense	2,121	6,190	56,382	—	64,693
Development expense	1,964	—	8,387	—	10,351
Depreciation and amortization	4,597	102,057	125,860	—	232,514
Loss on disposal of assets	—	5,978	1,046	—	7,024

	63,058	574,771	1,387,686	(4,225)	2,021,290

Operating income (loss)	(64,271)	103,697	130,421	—	169,847
Other income (expense):
Interest income	2,721	4,999	4,393	(3,515)	8,598
Interest expense, net of amounts capitalized	(8,553)	(100,529)	(97,607)	3,515	(203,174)
Other income (expense)	(39)	(432)	4,886	—	4,415
Loss on early retirement of debt	—	—	(4,022)	—	(4,022)
Income from equity investment in subsidiaries	54,048	44,239	—	(98,287)	—

Income (loss) before income taxes	(16,094)	51,974	38,071	(98,287)	(24,336)
Benefit (provision) for income taxes	(3,936)	2,074	1,970	—	108
Noncontrolling interest	—	—	4,198	—	4,198

Net income (loss)	$(20,030)	$54,048	$44,239	$(98,287)	$(20,030)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$205,031	$719,582	$—	$924,613
Rooms	—	189,354	3,516	—	192,870
Food and beverage	—	77,757	34,536	(196)	112,097
Convention, retail and other	25,985	71,709	3,266	(26,621)	74,339

	25,985	543,851	760,900	(26,817)	1,303,919
Less-promotional allowances	(447)	(36,567)	(25,761)	—	(62,775)

Net revenues	25,538	507,284	735,139	(26,817)	1,241,144

Operating expenses:
Casino	—	96,132	466,480	(147)	562,465
Rooms	—	43,461	184	—	43,645
Food and beverage	—	37,854	13,308	(636)	50,526
Convention, retail and other	—	34,888	1,684	—	36,572
Provision for doubtful accounts	—	20,345	(112)	—	20,233
General and administrative	—	109,338	35,367	(26,034)	118,671
Corporate expense	42,894	147	172	—	43,213
Rental expense	—	4,277	10,728	—	15,005
Pre-opening expense	—	2,646	60,131	—	62,777
Development expense	1,506	—	2,100	—	3,606
Depreciation and amortization	2,600	41,688	22,665	—	66,953
Loss on disposal of assets	—	190	49	—	239

	47,000	390,966	612,756	(26,817)	1,023,905

Operating income (loss)	(21,462)	116,318	122,383	—	217,239
Other income (expense):
Interest income	4,525	17,976	14,995	(3,480)	34,016
Interest expense, net of amounts capitalized	(7,528)	(45,977)	(38,996)	3,480	(89,021)
Other expense	(6)	(126)	(9,205)	—	(9,337)
Loss on early retirement of debt	—	(10,332)	(373)	—	(10,705)
Income from equity investment in subsidiaries	140,517	90,045	—	(230,562)	—

Income before income taxes	116,046	167,904	88,804	(230,562)	142,192
Benefit (provision) for income taxes	9,266	(27,387)	1,241	—	(16,880)

Net income	$125,312	$140,517	$90,045	$(230,562)	$125,312

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by operating activities	$18,232	$62,986	$112,174	$—	$193,392

Cash flows from investing activities:
Change in restricted cash	—	437	250,155	—	250,592
Capital expenditures	(11,410)	(382,515)	(1,516,406)	—	(1,910,331)
Deposit for potential gaming application included in other assets	—	—	(25,000)	—	(25,000)
Intercompany notes receivable to non-guarantor subsidiaries	—	(31,519)	—	31,519	—
Intercompany receivables to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivables to non-guarantor subsidiaries	(25,000)	(654,944)	—	679,944	—
Repayment of receivables from Guarantor Subsidiaries	82,286	—	—	(82,286)	—
Capital contributions to subsidiaries	—	(11,638)	—	11,638	—

Net cash provided by (used in) investing activities	10,876	(1,080,179)	(1,291,251)	675,815	(1,684,739)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,434	—	—	—	6,434
Excess tax benefits from stock-based compensation	1,631	—	—	—	1,631
Capital contributions received	—	—	11,638	(11,638)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	25,000	(60,000)	—
Borrowings from Guarantor Subsidiaries	—	—	686,463	(686,463)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(82,286)	—	82,286	—
Proceeds from Singapore permanent facility	—	—	1,417,936	—	1,417,936
Proceeds from new senior secured credit facility-delayed draw I	—	600,000	—	—	600,000
Proceeds from new senior secured credit facility-revolver	—	450,000	—	—	450,000
Proceeds from Macao credit facility	—	—	201,800	—	201,800
Proceeds from ferry financing	—	—	154,971	—	154,971
Proceeds from FF&E financings and other long-term debt	—	105,584	25,612	—	131,196
Repayments on Singapore bridge facility	—	—	(1,356,807)	—	(1,356,807)
Repayments on new senior secured credit facility-revolver	—	(300,000)	—	—	(300,000)
Repayments on new senior secured credit facility-term B	—	(15,000)	—	—	(15,000)
Repayments on FF&E financings and other long-term debt	—	(8,350)	(7,138)	—	(15,488)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928	—	—	243,928
Payments of deferred financing costs	(294)	(15)	(90,429)	—	(90,738)

Net cash provided by financing activities	5,927	1,028,861	1,069,046	(675,815)	1,428,019

Effect of exchange rate on cash	—	—	7,948	—	7,948

Increase (decrease) in cash and cash equivalents	35,035	11,668	(102,083)	—	(55,380)
Cash and cash equivalents at beginning of period	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of period	$108,524	$141,352	$551,894	$—	$801,770

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(89,042)	$125,652	$140,707	$—	$177,317

Cash flows from investing activities:
Change in restricted cash	(1,049)	414,443	(503,863)	—	(90,469)
Capital expenditures	(66,251)	(457,393)	(1,168,405)	—	(1,692,049)
Intercompany receivable to Guarantor Subsidiaries	(79,902)	—	—	79,902	—
Intercompany receivable to non-guarantor subsidiaries	(32,068)	(221,754)	—	253,822	—
Repayment of receivable from Guarantor Subsidiaries	65,974	—	—	(65,974)	—
Repayment of receivable from non-guarantor subsidiaries	104,464	14,000	—	(118,464)	—
Capital contributions to subsidiaries	—	(704)	—	704	—

Net cash used in investing activities	(8,832)	(251,408)	(1,672,268)	149,990	(1,782,518)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,481	—	—	—	11,481
Excess tax benefits from stock-based compensation	2,812	—	—	—	2,812
Capital contributions received	—	—	704	(704)	—
Borrowings from Las Vegas Sands Corp.	—	79,902	32,068	(111,970)	—
Borrowings from Guarantor Subsidiaries	—	—	221,754	(221,754)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(65,974)	(104,464)	170,438	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(14,000)	14,000	—
Proceeds from Macao credit facility	—	—	1,300,000	—	1,300,000
Proceeds from Singapore credit facility	—	—	205,381	—	205,381
Proceeds from new senior secured credit facility-term B	—	3,000,000	—	—	3,000,000
Proceeds from senior secured credit facility-revolver	—	62,000	—	—	62,000
Proceeds from airplane financings	92,250	—	—	—	92,250
Proceeds from The Shoppes at The Palazzo construction loan	—	—	52,000	—	52,000
Proceeds from other long-term debt	—	—	6,173	—	6,173
Repayments on senior secured credit facility-term B and term B delayed	—	(1,170,000)	—	—	(1,170,000)
Repayment on senior secured credit facility-revolver	—	(322,128)	—	—	(322,128)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on The Shoppes at The Palazzo construction loan	—	—	(166,500)	—	(166,500)
Repayments on the Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Repayments on FF&E credit facility and other long-term debt	—	(1,200)	(9)	—	(1,209)
Payments of deferred financing costs	(693)	(53,969)	(9,629)	—	(64,291)

Net cash provided by financing activities	104,928	1,437,763	1,523,478	(149,990)	2,916,179

Effect of foreign exchange rate on cash	—	—	6,059	—	6,059

Increase (decrease) in cash and cash equivalents	7,054	1,312,007	(2,024)	—	1,317,037
Cash and cash equivalents at beginning of period	69,100	94,146	304,820	—	468,066

Cash and cash equivalents at end of period	$76,154	$1,406,153	$302,796	$—	$1,785,103

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Las Vegas

Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design reminiscent of Italian affluent living; and an expo and convention center with approximately 1.2 million square feet (the “Sands Expo Center”). With the opening of The Palazzo, our Las Vegas Operating Properties represent the world’s largest integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space, which includes approximately 260 table games and 3,100 slot machines. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; Paiza ClubTM offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; an entertainment center; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

We have received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo as of June 30, 2008. This purchase price will be adjusted at the eighth, 12th, 18th, and 24th month after closing with a final adjustment made at the 30th month (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Mall Sale”). Based on our continuing relationship with GGP related to its ownership of The Grand Canal Shoppes, knowledge of local market conditions and discussions with tenants, we currently believe the total purchase price to be paid by GGP will be in excess of $700.0 million.

Approximately 64.1% and 62.7% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2008 and 2007, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 35.9% and 37.3%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods.

Macao

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater; and other high-end services and amenities. Approximately 92.4% and 95.5% of the Sands Macao’s gross revenue for the six months ended June 30, 2008 and 2007, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.

On August 28, 2007, under the same gaming subconcession, we opened The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macao. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel tower with over 2,900 suites; a casino floor of approximately 550,000 square feet; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; an approximately 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil, which is scheduled to have its grand opening in August 2008. Approximately 80.5% of The Venetian Macao’s gross revenue for the six months ended June 30, 2008, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.

United States Development Projects

Las Vegas Condominiums

We are constructing a high-rise residential condominium tower with approximately 1.0 million saleable square feet that is situated between The Palazzo and The Venetian Las Vegas. The condominium tower is currently expected to open in spring 2010 and will be built at an estimated cost of approximately $600.0 million.

Sands Bethlehem

In August 2007, our indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. We are in the process of developing a gaming, hotel, retail and dining complex called Sands Casino Resort Bethlehem (“Sands Bethlehem”), located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. The 124-acre development is expected to feature a 300-room hotel, approximately 200,000 square feet of retail space, up to 5,000 slot machines, a 50,000-square-foot multipurpose event center and a variety of dining options. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We currently expect to effectively own 86% of the economic interest of the gaming, hotel and entertainment portion of the property and more than 50% of the economic interest of the retail portion of the property through our joint venture with Bethworks Now, LLC, which has yet to contribute the land on which Sands Bethlehem is being developed to the joint venture. We expect the contribution to take place in 2008; however, no assurances can be given as to the timing of the contribution. Sands Bethlehem is currently expected to open in summer 2009 and will be built at an estimated cost of approximately $600.0 million.

Macao Development Projects

We have submitted plans to the Macao government for our Cotai Strip developments, which represent six integrated resort developments, in addition to The Venetian Macao, on an area of approximately 200 acres (which we refer to as parcels 2, 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. We have commenced construction or pre-construction for these six parcels and we plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We intend to develop our other Cotai Strip properties as follows:

•	Parcel 2 will be the Four Seasons Hotel Macao (the “Four Seasons Macao”), which will be adjacent to The Venetian Macao. The Four Seasons Macao is a boutique hotel with approximately 400 luxury hotel rooms (including 19 Paiza mansions), distinctive dining experiences, a full service spa and other amenities, approximately 70,000 square feet of gaming space, approximately 220,000 square feet of upscale retail offerings and approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units. We will own the entire development and have entered into a management agreement with

Four Seasons Hotels Inc. to manage the hotel under its Four Seasons brand. We are currently negotiating a management agreement with Four Seasons Hotels Inc. to manage the serviced luxury apartment hotel units under its Four Seasons brand. The Four Seasons Macao is expected to open in summer 2008, with the Paiza mansions and the serviced luxury apartment hotel units being completed in spring 2009.

•	Parcels 5 and 6 are intended to include multi-hotel complexes with a total of approximately 6,400 luxury and mid-scale hotel rooms, a casino, a shopping mall and approximately 320 serviced luxury apartment hotel units. We will own the entire development and have entered into management agreements with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands and Starwood Hotels & Resorts Worldwide to manage hotels under its Sheraton brand and a hotel and serviced luxury apartment hotel under its St. Regis brand. The Shangri-La and Traders tower and the first Sheraton tower, along with the casino and the shopping mall, are currently expected to open in summer 2009. The second Sheraton tower and the serviced luxury apartment hotel are currently expected to open late 2009 and early 2010, respectively.

•	Parcels 7 and 8 are intended to include multi-hotel complexes with a total of approximately 6,150 luxury and mid-scale hotel rooms, a casino, shopping malls and approximately 450 serviced luxury apartment hotel units that are physically connected to the hotel complexes. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotels on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotels on parcel 8. We are currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We are currently negotiating the definitive agreement pursuant to which we will partner with the developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and approximately 205 serviced luxury apartment hotel units under the Intercontinental brand, on this site. We are currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,940 hotel rooms, a casino, a shopping mall and serviced luxury apartment hotels.

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

Currently, we expect the cost to build our Cotai Strip developments to be approximately $12.0 billion, which includes the cost of constructing The Venetian Macao. As of June 30, 2008, we have capitalized $4.05 billion in costs on the Cotai Strip. We will need to arrange additional financing to fund the balance of those costs and there is no assurance that we will be able to obtain all the additional financing required.

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

We do not yet have all the necessary Macao government approvals that we will need in order to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have commenced construction or pre-construction for these projects for which we have received a land concession for parcel 3, as previously noted, but have not yet been granted land concessions for parcels 5, 6, 7 and 8. We are in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be approved; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $1.15 billion in capitalized construction costs related to these developments as of June 30, 2008.

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. We are continuing to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. We expect the cost to build the Marina Bay Sands will be in excess of $4.5 billion, inclusive of payments made in 2006 for land premium, taxes and other fees. The Marina Bay Sands is expected to open in late 2009.

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

Other Development Projects

We are currently exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In July 2008, we withdrew our previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

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

There were no newly identified significant accounting estimates in the six months ended June 30, 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our 2007 Annual Report, with the exception of judgments related to the Suen litigation (see related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(In thousands, except for percentages)

Net revenues	$1,112,114	$612,926	81.4%	$2,191,137	$1,241,144	76.5%
Operating expenses	1,038,832	526,693	97.2%	2,021,290	1,023,905	97.4%
Operating income	73,282	86,233	(15.0)%	169,847	217,239	(21.8)%
Income (loss) before income taxes and noncontrolling interest	(15,776)	40,167	(139.3)%	(24,336)	142,192	(117.1)%
Net income (loss)	(8,796)	34,398	(125.6)%	(20,030)	125,312	(116.0)%

	Percent of Net Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating expenses	93.4%	85.9%	92.2%	82.5%
Operating income	6.6%	14.1%	7.8%	17.5%
Income (loss) before income taxes and noncontrolling interest	(1.4)%	6.6%	(1.1)%	11.5%
Net income (loss)	(0.8)%	5.6%	(0.9)%	10.1%

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

The following are the key measurements we use to evaluate operating revenue:

Casino revenue measurements for Las Vegas:  Table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of table games drop of 20.0% to 22.0% and slot machines produce a statistical average win percentage (calculated before slot club cash incentives) as measured as a percentage of slot machine handle generally between 6.0% and 7.0%.

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

We view Rolling Chip table games win as a percentage of Rolling Chip volume and Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of table games drop of 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average win percentage as measured as a percentage of slot machine handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 55.5% of table games revenues for the six months ended June 30, 2008. Table games play at our Macao properties is conducted primarily on a cash basis with only 17.8% credit-based wagering for the six months ended June 30, 2008.

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

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended June 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$804,274	$458,879	75.3%
Rooms	195,689	95,002	106.0%
Food and beverage	98,050	57,738	69.8%
Convention, retail and other	88,700	31,293	183.4%

	1,186,713	642,912	84.6%
Less — promotional allowances	(74,599)	(29,986)	148.8%

Total net revenues	$1,112,114	$612,926	81.4%

Consolidated net revenues were $1.11 billion for the three months ended June 30, 2008, an increase of $499.2 million compared to $612.9 million for the three months ended June 30, 2007. The increase in net revenues was due primarily to an increase in casino revenues of $345.4 million.

Casino revenues for the three months ended June 30, 2008 increased $345.4 million as compared to the three months ended June 30, 2007. Of the increase, $415.6 million was attributable to The Venetian Macao and $41.1 million to our Las Vegas Operating Properties due primarily to the opening of The Palazzo, offset by a decrease of $111.3 million at Sands Macao due primarily to increased competition, as compared to the three months ended June 30, 2007. The following table summarizes the results of our casino revenue activity:

	Three Months Ended June 30,
	2008	2007	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$262,229	$373,486	(29.8)%
Non-Rolling Chip table games drop	$657,722	$900,724	(27.0)%
Non-Rolling Chip table games win percentage	19.5%	18.4%	1.1	pts
Rolling Chip volume	$6,181,379	$7,262,501	(14.9)%
Rolling Chip win percentage	2.82%	3.44%	(0.62	)pts
Slot handle	$260,494	$317,360	(17.9)%
Slot hold percentage	8.1%	6.9%	1.2	pts
The Venetian Macao
Total casino revenues	$415,557	$—	—%
Non-Rolling Chip table games drop	$851,551	$—	—%
Non-Rolling Chip table games win percentage	20.3%	—%	—	pts
Rolling Chip volume	$9,892,814	$—	—%
Rolling Chip win percentage	3.01%	—%	—	pts
Slot handle	$447,019	$—	—%
Slot hold percentage	8.1%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$126,488	$85,393	48.1%
Table games drop	$408,224	$280,979	45.3%
Table games win percentage	20.5%	20.1%	0.4	pts
Slot handle	$916,064	$562,796	62.8%
Slot hold percentage	5.5%	6.1%	(0.6	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended June 30, 2008, increased $100.7 million as compared to the three months ended June 30, 2007. The increase at our Las Vegas Operating Properties was due primarily to the opening of The Palazzo; however, the ADR and occupancy rate were negatively impacted by a reduction of room rates in order to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of $1.7 million and $6.8 million for the three months ended June 30, 2007 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity.

	Three Months Ended June 30,
	2008	2007	Change

Las Vegas Operating Properties
Total room revenues	$142,425	$93,268	52.7%
Average daily room rate	$244	$266	(8.3)%
Occupancy rate	91.6%	100.9%	(9.3	)pts
Revenue per available room	$224	$268	(16.4)%
The Venetian Macao
Total room revenues	$46,483	$—	—%
Average daily room rate	$225	$—	—%
Occupancy rate	80.2%	—%	—	pts
Revenue per available room	$180	$—	—%

Food and beverage revenues for the three months ended June 30, 2008, increased $40.3 million as compared to the three months ended June 30, 2007. The increase was primarily attributable to $15.4 million generated by The Venetian Macao and an increase of $23.5 million at the Las Vegas Operating Properties driven primarily by the opening of The Palazzo and several joint venture restaurants that opened in 2008.

Convention, retail and other revenues for the three months ended June 30, 2008, increased $57.4 million as compared to the three months ended June 30, 2007. The increase is primarily attributable to $36.8 million associated with The Venetian Macao, which consisted primarily of rental revenues from the mall, and $15.8 million associated with the Las Vegas Operating Properties driven primarily by the opening of The Palazzo.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$539,626	$283,768	90.2%
Rooms	39,946	21,121	89.1%
Food and beverage	49,503	26,893	84.1%
Convention, retail and other	50,642	19,141	164.6%
Provision for doubtful accounts	5,969	4,717	26.5%
General and administrative	147,906	60,700	143.7%
Corporate expense	33,602	24,694	36.1%
Rental expense	8,072	8,297	(2.7)%
Pre-opening expense	38,103	40,320	(5.5)%
Development expense	4,459	1,260	253.9%
Depreciation and amortization	119,101	35,721	233.4%
Loss on disposal of assets	1,903	61	3,019.7%

Total operating expenses	$1,038,832	$526,693	97.2%

Operating expenses were $1.04 billion for the three months ended June 30, 2008, an increase of $512.1 million as compared to $526.7 million for the three months ended June 30, 2007. The increase in operating expenses was primarily attributable to the higher operating revenues associated with the openings of The Venetian Macao and The

Palazzo, growth of our operating businesses in Las Vegas, and depreciation and amortization costs, as more fully described below.

Casino expenses for the three months ended June 30, 2008, increased $255.9 million as compared to the three months ended June 30, 2007. Of the increase, $202.7 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao, offset by a decrease in gross win tax at the Sands Macao of $45.6 million due to the decrease in casino revenues as noted above. An additional $70.9 million in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $33.2 million primarily due to the opening of The Palazzo, consisting principally of payroll-related expenses, gaming-related taxes and an increase in costs of providing promotional allowances.

Rooms expense increased $18.8 million and food and beverage expense increased $22.6 million, as compared to the three months ended June 30, 2007. These increases were primarily due to opening of The Venetian Macao and The Palazzo and the associated increases in the related revenue categories described above.

Convention, retail and other expense increased $31.5 million, as compared to the three months ended June 30, 2007, of which $15.3 million was attributable to The Venetian Macao and the remaining increase primarily attributable to our passenger ferry service operations.

The provision for doubtful accounts was $6.0 million for the three months ended June 30, 2008, compared to $4.7 million for the three months ended June 30, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended June 30, 2008, increased $87.2 million as compared to the three months ended June 30, 2007. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao, with $47.9 million of the increase being incurred at The Venetian Macao and $29.1 million being incurred at our Las Vegas Operating Properties.

Corporate expense for the three months ended June 30, 2008, increased $8.9 million as compared to the three months ended June 30, 2007. The increase was attributable to increases of $2.9 million in payroll-related expenses, $3.1 million in professional and legal fees, and $2.9 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Pre-opening and development expenses were $38.1 million and $4.5 million, respectively, for the three months ended June 30, 2008, as compared to $40.3 million and $1.3 million, respectively, for the three months ended June 30, 2007. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2008, were primarily related to activities at our other Cotai Strip properties, Marina Bay Sands, Sands Bethlehem and The Palazzo. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the three months ended June 30, 2008, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S.

Depreciation and amortization expense for the three months ended June 30, 2008, increased $83.4 million as compared to the three months ended June 30, 2007. The increase was primarily the result of the opening of The Venetian Macao (totaling $45.4 million) and The Palazzo (totaling $30.3 million).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net income (loss)):

	Three Months Ended June 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Las Vegas Operating Properties	$106,620	$83,221	28.1%
Macao:
Sands Macao	54,074	116,593	(53.6)%
The Venetian Macao	140,155	—	—%
Other Asia	(12,976)	—	—%

Total adjusted EBITDAR	$287,873	$199,814	44.1%

With the opening of The Palazzo, adjusted EBITDAR at our Las Vegas Operating Properties increased $23.4 million, or 28.1%, as compared to the three months ended June 30, 2007. This increase was primarily attributable to an increase of $112.9 million in net revenue, offset by an increase of $48.1 million in payroll-related expenses, increases in operating expenses associated with the increase in the related revenue categories and an increase in general and administrative expenses to support the growth of the Las Vegas Operating Properties.

Adjusted EBITDAR at Sands Macao decreased $62.5 million, or 53.6%, as compared to the three months ended June 30, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $111.3 million, offset by $45.6 million decrease in gross win tax on reduced casino revenues.

Adjusted EBITDAR at The Venetian Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of The Venetian Macao are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong, which initiated evening sailings and increased its frequency of sailings during peak hours in June 2008.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$120,111	$112,376
Less — capitalized interest	(31,637)	(57,967)

Interest expense, net	$88,474	$54,409

Cash paid for interest	$108,053	$91,794
Average total debt balance	$8,584,174	$5,774,430
Weighted average interest rate	5.6%	7.8%

Interest cost increased $7.7 million as compared to the three months ended June 30, 2007, resulting from the substantial increase in our average long-term debt balances, offset by the decrease in our weighted average interest rate. The proceeds from long-term debt were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. The increase in interest cost was offset by the capitalization of $31.6 million of interest during the three months ended June 30, 2008, as compared to $58.0 million of capitalized interest during the three months ended June 30, 2007. The decrease in capitalized interest is due primarily to the openings of The Venetian Macao and The Palazzo in 2007. We expect our interest cost will continue to increase as our long-term debt balances increase. Leasehold interest in land payments made in

Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income for the three months ended June 30, 2008, was $3.1 million, a decrease of $18.2 million as compared to $21.4 million for the three months ended June 30, 2007. The decrease was attributable to a reduction in invested cash balances, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility, which was spent on construction-related activities.

Other expense for the three months ended June 30, 2008, was $3.7 million as compared to $2.3 million for the three months ended June 30, 2007. The income and expense were primarily attributable to the fair value of our Singapore interest rate caps and foreign exchange gains/losses associated with U.S. denominated debt held in Macao.

Our reported income tax rate for the three months ended June 30, 2008, was (17.6%) as compared to 14.4% for the three months ended June 30, 2007. The reported income tax rate for the three months ended June 30, 2008, was lower than the three months ended June 30, 2007, due to geographic income mix and the temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2013.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Operating Revenues

Our net revenues consisted of the following:

	Six Months Ended June 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$1,599,715	$924,613	73.0%
Rooms	386,378	192,870	100.3%
Food and beverage	181,290	112,097	61.7%
Convention, retail and other	167,558	74,339	125.4%

	2,334,941	1,303,919	79.1%
Less — promotional allowances	(143,804)	(62,775)	129.1%

Total net revenues	$2,191,137	$1,241,144	76.5%

Consolidated net revenues were $2.19 billion for the six months ended June 30, 2008, an increase of $950.0 million compared to $1.24 billion for the six months ended June 30, 2007. The increase in net revenues was due primarily to an increase in casino revenues of $675.1 million.

Casino revenues for the six months ended June 30, 2008 increased $675.1 million as compared to the six months ended June 30, 2007. Of the increase, $798.8 million was attributable to The Venetian Macao and $69.3 million to our Las Vegas Operating Properties due primarily to the opening of The Palazzo, offset by a decrease of $193.0 million at Sands Macao due primarily to increased competition, as compared to the six months ended June 30, 2007. The following table summarizes the results of our casino revenue activity:

	Six Months Ended June 30,
	2008	2007	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$526,589	$719,582	(26.8)%
Non-Rolling Chip table games drop	$1,381,277	$1,937,736	(28.7)%
Non-Rolling Chip table games win percentage	19.8%	18.5%	1.3	pts
Rolling Chip volume	$11,789,777	$14,119,491	(16.5)%
Rolling Chip win percentage	2.69%	3.12%	(0.43	)pts
Slot handle	$513,992	$614,454	(16.3)%
Slot hold percentage	8.2%	7.1%	1.1	pts
The Venetian Macao
Total casino revenues	$798,806	$—	—%
Non-Rolling Chip table games drop	$1,731,621	$—	—%
Non-Rolling Chip table games win percentage	19.9%	—%	—	pts
Rolling Chip volume	$18,599,824	$—	—%
Rolling Chip win percentage	2.99%	—%	—	pts
Slot handle	$819,938	$—	—%
Slot hold percentage	8.3%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$274,320	$205,031	33.8%
Table games drop	$864,803	$634,107	36.4%
Table games win percentage	23.1%	25.1%	(2.0	)pts
Slot handle	$1,732,283	$1,151,240	50.5%
Slot hold percentage	5.7%	6.1%	(0.4	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the six months ended June 30, 2008, increased $193.5 million as compared to the six months ended June 30, 2007. The increase at our Las Vegas Operating Properties was due primarily to the opening of The Palazzo; however, the ADR and occupancy rate were negatively impacted by a reduction of room rates in order to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of $3.5 million and $13.5 million for the six months ended June 30, 2007 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity.

	Six Months Ended June 30,
	2008	2007	Change

Las Vegas Operating Properties
Total room revenues	$278,666	$189,354	47.2%
Average daily room rate	$253	$271	(6.6)%
Occupancy rate	89.1%	99.8%	(10.7	)pts
Revenue per available room	$226	$271	(16.6)%
The Venetian Macao
Total room revenues	$94,173	$—	—%
Average daily room rate	$228	$—	—%
Occupancy rate	79.4%	—%	—	pts
Revenue per available room	$181	$—	—%

Food and beverage revenues for the six months ended June 30, 2008, increased $69.2 million as compared to the six months ended June 30, 2007. The increase was primarily attributable to $30.1 million generated by The Venetian Macao and an increase of $39.7 million at the Las Vegas Operating Properties driven primarily by the opening of The Palazzo and several of our joint venture restaurants that opened in 2008.

Convention, retail and other revenues for the six months ended June 30, 2008, increased $93.2 million as compared to the six months ended June 30, 2007. The increase is primarily attributable to $69.7 million associated with The Venetian Macao, which consisted primarily of rental revenues from the mall, and $15.8 million associated with the Las Vegas Operating Properties driven primarily by the opening of The Palazzo.

Operating Expenses

The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$1,059,094	$562,465	88.3%
Rooms	80,227	43,645	83.8%
Food and beverage	90,543	50,526	79.2%
Convention, retail and other	95,609	36,572	161.4%
Provision for doubtful accounts	14,101	20,233	(30.3)%
General and administrative	290,859	118,671	145.1%
Corporate expense	59,139	43,213	36.9%
Rental expense	17,136	15,005	14.2%
Pre-opening expense	64,693	62,777	3.1%
Development expense	10,351	3,606	187.0%
Depreciation and amortization	232,514	66,953	247.3%
Loss on disposal of assets	7,024	239	2,838.9%

Total operating expenses	$2,021,290	$1,023,905	97.4%

Operating expenses were $2.02 billion for the six months ended June 30, 2008, an increase of $997.4 million as compared to $1.02 billion for the six months ended June 30, 2007. The increase in operating expenses was primarily attributable to the higher operating revenues associated with the openings of The Venetian Macao and The Palazzo, growth of our operating businesses in Las Vegas, and depreciation and amortization costs, as more fully described below.

Casino expenses for the six months ended June 30, 2008, increased $496.6 million as compared to the six months ended June 30, 2007. Of the increase, $387.4 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao, offset by a decrease in gross win tax at the Sands Macao of $84.2 million due to the decrease in casino revenues as noted above. An additional $144.9 million in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $59.7 million primarily due to the opening of The Palazzo, consisting principally of payroll-related expenses, gaming-related taxes and an increase in costs of providing promotional allowances.

Rooms expense increased $36.6 million and food and beverage expense increased $40.0 million, as compared to the six months ended June 30, 2007. These increases were primarily due to opening of The Venetian Macao and The Palazzo and the associated increases in the related revenue categories described above.

Convention, retail and other expense increased $59.0 million, as compared to the six months ended June 30, 2007, of which $37.7 million was attributable to The Venetian Macao and the remaining increase primarily attributable to our passenger ferry service operations.

The provision for doubtful accounts was $14.1 million for the six months ended June 30, 2008, compared to $20.2 million for the six months ended June 30, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the six months ended June 30, 2008, increased $172.2 million as compared to the six months ended June 30, 2007. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao, with $99.8 million of the increase being incurred at The Venetian Macao and $51.7 million being incurred at our Las Vegas Operating Properties.

Corporate expense for the six months ended June 30, 2008, increased $15.9 million as compared to the six months ended June 30, 2007. The increase was attributable to increases of $7.3 million in payroll-related expenses, $3.5 million in professional and legal fees and $5.1 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Pre-opening and development expenses were $64.7 million and $10.4 million, respectively, for the six months ended June 30, 2008, as compared to $62.8 million and $3.6 million, respectively, for the six months ended June 30, 2007. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2008, were primarily related to activities at our other Cotai Strip properties, Marina Bay Sands, Sands Bethlehem, The Palazzo and our joint venture restaurants. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the six months ended June 30, 2008, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S.

Depreciation and amortization expense for the six months ended June 30, 2008, increased $165.6 million as compared to the six months ended June 30, 2007. The increase was primarily the result of the opening of The Venetian Macao (totaling $91.0 million) and The Palazzo (totaling $56.8 million).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net income (loss)):

	Six Months Ended June 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Las Vegas Operating Properties	$229,181	$195,323	17.3%
Macao:
Sands Macao	119,692	218,889	(45.3)%
The Venetian Macao	250,490	—	—%
Other Asia	(23,238)	—	—%

Total adjusted EBITDAR	$576,125	$414,212	39.1%

With the opening of The Palazzo, adjusted EBITDAR at our Las Vegas Operating Properties increased $33.9 million, or 17.3%, as compared to the six months ended June 30, 2007. This increase was primarily attributable to an increase of $186.6 million in net revenue, offset by an increase of $93.2 million in payroll-related expenses, increases in operating expenses associated with the increase in the related revenue categories and an increase in general and administrative expenses to support the growth of the Las Vegas Operating Properties.

Adjusted EBITDAR at Sands Macao decreased $99.2 million, or 45.3%, as compared to the six months ended June 30, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $193.0 million, offset by an $84.2 million decrease in gross win tax on reduced casino revenues.

Adjusted EBITDAR at The Venetian Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of The Venetian Macao are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong, which initiated evening sailings and increased its frequency of sailings during peak hours in June 2008.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2008	2007
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$265,394	$193,808
Less — capitalized interest	(62,220)	(104,787)

Interest expense, net	$203,174	$89,021

Cash paid for interest	$239,960	$172,210
Average total debt balance	$8,332,448	$4,981,191
Weighted average interest rate	6.4%	7.8%

Interest cost increased $71.6 million as compared to the six months ended June 30, 2007, resulting from the substantial increase in our average long-term debt balances, which was partially offset by the decrease in our weighted average interest rate. The proceeds from long-term debt were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. The increase in interest cost was offset by the capitalization of $62.2 million of interest during the six months ended June 30, 2008, as compared to $104.8 million of capitalized interest during the six months ended June 30, 2007. The decrease in capitalized interest is due primarily to the opening of The Venetian Macao and The Palazzo in 2007. We expect our interest cost will continue to increase as our long-term debt balances increase. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income for the six months ended June 30, 2008, was $8.6 million, a decrease of $25.4 million as compared to $34.0 million for the six months ended June 30, 2007. The decrease was attributable to a reduction in invested cash balances, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility, which was spent on construction-related activities.

Other income for the six months ended June 30, 2008, was $4.4 million as compared to other expense of $9.3 million for the six months ended June 30, 2007. The income and expense were primarily attributable to the fair value of our Singapore interest rate caps and foreign exchange gains/losses associated with U.S. denominated debt held in Macao.

Our reported income tax rate for the six months ended June 30, 2008, was (0.4%) as compared to 11.9% for the six months ended June 30, 2007. The reported income tax rate for the six months ended June 30, 2008, was lower than the six months ended June 30, 2007, due to geographic income mix and the temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2013.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Net cash provided by operations	$193,392	$177,317

Investing cash flows:
Change in restricted cash	250,592	(90,469)
Capital expenditures	(1,910,331)	(1,692,049)
Deposit for potential gaming application included in other assets	(25,000)	—

Net cash used in investing activities	(1,684,739)	(1,782,518)

Financing cash flows:
Proceeds from long term-debt	2,955,903	4,717,804
Repayments of long-term debt	(1,689,139)	(1,751,627)
Other	161,255	(49,998)

Net cash provided by financing activities	1,428,019	2,916,179

Effect of exchange rate on cash	7,948	6,059

Net increase (decrease) in cash and cash equivalents	$(55,380)	$1,317,037

Cash Flows — Operating Activities

Table games play at our Las Vegas properties is conducted on a cash and credit basis while table games play at our Macao properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the six months ended June 30, 2008, was $193.4 million, an increase of $16.1 million as compared with $177.3 million for the six months ended June 30, 2007. The primary factors contributing to the net increase in cash flow provided by operating activities were the $108.9 million land concession payment made for our Cotai Strip parcels 1, 2 and 3 made during the six months ended June 30, 2007, and the $48.8 million in deferred rent related to the sale of The Shoppes at The Palazzo received during the six months ended June 30, 2008. This increase was offset by a significant increase in our accounts receivable (due to the gaming activity at our Las Vegas Operations and an increase in our granting of casino credit at our Macao properties) and a decrease in net income (as previously described) during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

Cash Flows — Investing Activities

Capital expenditures for the six months ended June 30, 2008, totaled $1.91 billion, including $969.9 million for construction and development activities in Macao (including the Sands Macao, The Venetian Macao and our other Cotai Strip developments); $392.3 million for construction and development activities at our Las Vegas Operating Properties; $400.4 million for construction and development activities in Singapore; and $147.7 million for corporate and other activities, primarily for the construction of Sands Bethlehem and the Las Vegas condominium tower.

Restricted cash decreased $250.6 million due primarily to a decrease in restricted cash in Singapore as we made construction payments related to Marina Bay Sands.

During the six months ended June 30, 2008, we made a $25.0 million payment on a refundable deposit in connection with the application submitted to the Kansas Lottery Commission to develop a casino resort in the Kansas City, Kansas, metropolitan area. In July 2008, we withdrew our application and have received the return of the deposit.

Cash Flows — Financing Activities

For the six months ended June 30, 2008, net cash flows provided from financing activities were $1.43 billion. The net increase was primarily attributable to the net borrowings of $735.0 million under the new U.S. senior secured credit facility and $61.1 million under the Singapore credit facilities, borrowings of $201.8 million under the Macao credit facilities and $155.0 million under the ferry financing credit facility, and $243.9 million in proceeds received from the sale of The Shoppes at The Palazzo. Refer to “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Mall Sale.”

Development Financing Strategy

As previously described, we have a number of significant development projects in the United States, Macao and Singapore for which we currently expect construction to continue through 2012. In the United States, the estimated costs to build the Las Vegas condominium tower and the Sands Bethlehem projects are each approximately $600.0 million, of which we have capitalized approximately $35.3 million and $198.0 million, respectively, as of June 30, 2008. In Macao, the estimated cost to build our Cotai Strip developments (including The Venetian Macao) is approximately $12.0 billion, of which we have capitalized approximately $4.05 billion as of June 30, 2008. In Singapore, we are continuing to finalize various design aspects of the Marina Bay Sands and are in the process of finalizing our cost estimates for the project. We expect that the cost to build the Marina Bay Sands will be in excess of $4.5 billion (inclusive of payments made in 2006 for the land premium, taxes and other fees) of which we have capitalized approximately $1.91 billion as of June 30, 2008.

We have principally funded our development projects through borrowings under the bank credit facilities of our operating subsidiaries, operating cash flows and proceeds from the disposition of non-core assets. In 2007, we began to execute our financing strategy to secure additional borrowing capacity to fund our existing and future development projects and operations in Asia, including Macao and Singapore, and the United States. In the near term, we will continue to borrow significant amounts under our existing and potential future bank credit facilities, if available, as we fund our development projects. In connection with such funding needs, we regularly evaluate conditions in the global capital markets.

In April 2007, we increased the size of our Macao credit facility from $2.5 billion to $3.3 billion to continue funding the development of The Venetian Macao and the Four Seasons Macao as well as portions of our other Macao development projects. As of June 30, 2008, we had approximately $247.2 million available for borrowing under the revolving facility of the Macao credit facility. In the short term, cash balances at our Macao subsidiaries, operating cash flows from Sands Macao, The Venetian Macao, the Four Seasons Macao (upon its opening in August 2008), and borrowing capacity under the Macao credit facility, together with proceeds from borrowings, if available, under our U.S. senior secured credit facility, are being (and will be) used to fund current development and construction activities for the remaining Cotai Strip developments. We are in the process of arranging up to $5.25 billion of secured bank financing, the proceeds from which would be used to refinance the amount currently outstanding under the Macao credit facility and to provide incremental borrowings to fund the Four Seasons Macao and the development of parcels 5 and 6, and to continue funding our other Cotai Strip development projects. We expect to complete this refinancing in 2008. Additional financing may be required to complete the development and construction of parcels 7, 8 and 3.

In May 2007, we entered into a $5.0 billion U.S. senior secured credit facility with respect to our Las Vegas operations. A portion of the proceeds from this facility was used to refinance the indebtedness collateralized by our Las Vegas integrated resort, including The Venetian Las Vegas, The Palazzo, The Shoppes at The Palazzo and Sands Expo Center, and to fund the design, development and construction costs incurred in connection with the completion of The Palazzo, The Shoppes at The Palazzo, the Las Vegas condominiums and Sands Bethlehem. As of June 30, 2008, we had approximately $1.23 billion of available borrowing capacity, net of outstanding letters of credit, under the U.S. senior secured credit facility. An additional $230.0 million was drawn subsequent to June 30, 2008, reducing the available borrowing capacity to approximately $1.0 billion. The U.S. senior secured credit facility permits us to make investments in certain of our subsidiaries and certain joint ventures not party to the U.S. senior secured credit facility, including our foreign subsidiaries and our other development projects outside of Las Vegas, in an amount not to exceed $2.1 billion, and also permits us to invest in our Sands Bethlehem project so long as no more than 30% of any such investment is in the form of an equity contribution to the project, with the balance to be in the form of a secured intercompany loan. As of June 30, 2008, we have invested approximately $1.28 billion of the permitted $2.1 billion to fund a portion of our required equity contribution to the Marina Bay Sands project and investments with respect to our other development projects, including in Macao. We will continue to use excess operating cash flows, proceeds from the sale of non-core assets, such as The Shoppes at The Palazzo and the Las Vegas condominium units, and proceeds from borrowings, if available, under the U.S. senior secured credit facility to fund a significant portion of our ongoing development expenses, including our projects in Macao, Singapore, Las Vegas and Pennsylvania.

In December 2007, we entered into a 5.44 billion Singapore dollar (“SGD”) credit facility (approximately $4.0 billion at exchange rates in effect on June 30, 2008) to fund development and construction costs and expenses at the Marina Bay Sands, which closed and funded in January 2008. A portion of the proceeds from this facility, together with a portion of our initial SGD 800.0 million (approximately $587.4 million at exchange rates in effect on June 30, 2008) equity contribution, were used to repay outstanding borrowings of $1.32 billion under our Singapore bridge facility. As of June 30, 2008, we had SGD 3.20 billion (approximately $2.35 billion at exchange rates in effect on June 30, 2008) available for borrowing, net of outstanding banker’s guarantee, under the Singapore credit facility, which will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. An additional SGD 109.1 million (approximately $80.1 million at exchange rates in effect on June 30, 2008) was drawn subsequent to June 30, 2008, reducing the available borrowing capacity to approximately SGD 3.09 billion (approximately $2.27 billion at exchange rates in effect on June 30, 2008). Under the terms of the Singapore credit facility, we are obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. Through June 30, 2008, we have funded our equity contribution requirement through borrowings under our U.S. senior secured credit facility and operating cash flows generated from our Las Vegas operations. Additional financings are planned to complete the development and construction of the Marina Bay Sands.

Due to these substantial development activities, construction payables of $805.0 million were included in current liabilities as of June 30, 2008. As a portion of the current liabilities will be funded out of long-term borrowings, we had a working capital deficit of $308.1 million as of June 30, 2008. Subsequent to quarter-end, we borrowed approximately $331.0 million on our credit facilities, of which approximately $261.2 million was used to pay construction payables outstanding as of June 30, 2008.

Commencing September 30, 2008, the U.S. senior secured credit facility and FF&E financings require our Las Vegas operations to comply with certain financial covenants, including to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”). In order to comply with the maximum leverage ratio as of September 30, 2008, and subsequent quarterly periods, we will need to achieve increased levels of Adjusted EBITDA at our Las Vegas properties; decrease the rate of spending on our development projects; obtain additional financing at the parent company level, the proceeds from which could be used to reduce our Las Vegas operations’ net debt; elect to contribute up to $50.0 million of capital from our existing cash on hand to our Las Vegas operations (such contribution having the effect of increasing Adjusted EBITDA by up to $50.0 million per quarter for purposes of calculating maximum leverage (the “EBITDA cure”)); or any combination thereof. The EBITDA cure is available during any quarter, provided that if it is used in two consecutive quarters, it may not be used again until the maximum leverage ratio is satisfied without giving effect to any previous EBITDA cures. If our Las Vegas Adjusted EBITDA levels do not increase sufficiently and we do not slow down spending on our development projects, we believe that we will be able to obtain the requisite financing to maintain compliance with the maximum leverage ratio; however, no assurances can be given that the additional financing will be available to us. If none of the foregoing occurs and we do not elect to exercise the EBITDA cure, we may need to obtain waivers from the lenders under the U.S. senior secured credit facility and FF&E financings, and no assurances can be given that we will be able to obtain such waivers. If we are unable to obtain waivers, we would be in default under such agreements, which would result in cross-defaults under the senior notes and airplane financings allowing the lenders to exercise their rights and remedies as defined under their respective agreements.

We held restricted and unrestricted cash and cash equivalents of approximately $801.8 million and $173.1 million, respectively, as of June 30, 2008. We are currently evaluating various strategies that would provide additional liquidity and flexibility at the parent company level, which could be used to support our U.S. senior secured credit facility and our current and future development plans, including the funding requirements related to our development projects. If we are not able to obtain additional financing when necessary or on terms acceptable to us, we may elect to slow or suspend our ongoing development activities until such financing or other sources of funds become available.

Aggregate Indebtedness and Other Known Contractual Obligations

As of June 30, 2008, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2007, with the exception of the following changes:

	Payments Due by Period Ending June 30, 2008(10)
	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(In thousands)

Singapore bridge facility(1)	$—	$—	$(691,229)	$(632,530)	$(1,323,759)
Singapore permanent facility(2)	—	180,988	723,956	563,469	1,468,413
New senior secured credit facility-revolver(3)	—	—	150,000	—	150,000
New senior secured credit facility-delayed draw I(4)	5,978	11,777	11,544	570,701	600,000
FF&E financings(5)	14,306	85,999	—	—	100,305
Macao credit facility(6)	—	201,800	—	—	201,800
Ferry financing(7)	—	36,464	36,464	82,043	154,971
Variable interest payments(8)	40,740	74,484	32,787	13,366	161,377
Ferries purchase commitment(9)	56,430	—	—	—	56,430

Total	$117,454	$591,512	$263,522	$597,049	$1,569,537

(1)	Amount represents the payment of $1.32 billion during 2008.

(2)	Amount represents the fully drawn Singapore Permanent Facility A. The Singapore Permanent Facility A matures on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facility A under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A on a pro rata basis with any amounts outstanding under the Singapore Permanent Facility B at such time in an aggregate amount equal to SGD 125.0 million (approximately $91.8 million at exchange rates in effect on June 30, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A on a pro rata basis with any amounts outstanding under the Singapore Permanent Facility B at such time with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

(3)	Amount represents the additional $150.0 million borrowed, net of repayments, during 2008 under the Revolving Facility of the New Senior Secured Credit Facility. The Revolving Facility matures on May 23, 2012, and has no interim amortization.

(4)	Amount represents $600.0 million borrowed during 2008 under the Delayed Draw I Facility of the New Senior Secured Credit Facility. The Delayed Draw I Facility matures on May 23, 2014, and is subject to quarterly principal payments beginning on September 30, 2008, in an amount equal to 0.25% of the aggregate principal amount outstanding, with a balloon payment of the remaining balance due on May 23, 2014.

(5)	Amount represents the additional $100.3 million borrowed, net of repayments, under the FF&E Financings. The FF&E Financings mature in June 2011, and are subject to quarterly principal payments in an amount equal to 5.0% of the aggregate principal outstanding, with the remaining amount due in four equal quarterly installments ending on the maturity date.

(6)	Amount represents the additional $201.8 million borrowed during 2008 under the Macao Revolving Facility. The Macao Revolving Facility matures in May 2011, and has no interim amortization.

(7)	Amount represents the ferry financing borrowed during 2008, subject to 34 quarterly payments commencing at the end of the 18-month availability period and matures in January 2018.

(8)	Amount represents the incremental increase in estimated variable interest payments based on the changes in long-term debt obligations noted above. Based on June 30, 2008, London Interbank Offer Rate (“LIBOR”), Hong Kong Interbank Offer Rate (“HIBOR”) and Singapore Swap Offer Rate of 2.8%, 2.3% and 1.2%, respectively, plus the applicable interest rate margin in accordance with the respective debt agreements.

(9)	In January 2008, we entered into agreements to purchase an additional four ferries at an aggregate cost of approximately $72.0 million to be built for our Macao operations.

(10)	As of June 30, 2008, we had a $20.6 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macao and Singapore;

•	potential visa restrictions limiting the number of visits and the length of stay for visitors from mainland China to our Macao properties;

•	our dependence upon properties in Las Vegas and Macao for all of our cash flow;

•	new developments, construction and ventures, including The Venetian Macao and other Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the Las Vegas condominiums;

•	our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas and Macao as convention and trade show destinations;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao and Singapore;

•	increased competition and other planned construction projects in Macao and Singapore; and

•	any future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2008, LIBOR, HIBOR and Singapore Swap Offer Rate plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending June 30:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$215.3
Average interest rate(2)		—	—	—	—	6.4%	6.4%	9.2%
Variable rate	$110.7	$134.9	$897.1	$1,274.7	$2,152.1	$4,105.4	$8,674.9	$8,674.9
Average interest rate(2)	4.7%	4.7%	4.6%	4.5%	4.8%	4.4%	4.5%	4.5%
ASSETS
Cap Agreements(3)	$—	$0.1	$8.3	$—	$—	$—	$8.4	$8.4

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore Swap Offer Rate for variable-rate indebtedness. Based on variable-rate debt levels as of June 30, 2008, an assumed 100 basis point change in LIBOR, HIBOR and Singapore Swap Offer Rate would cause our annual interest cost to change approximately $86.9 million.

(3)	As of June 30, 2008, we have eight interest rate cap agreements with an aggregate fair value of approximately $8.4 million, based on quoted market values from the institutions holding the agreements.

Borrowings under the $5.0 billion senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore permanent facility bear interest at the Singapore Swap Offer Rate plus a spread of 2.25% per annum. $68.4 million and $19.2 million of the borrowings under the airplane financings bear interest at LIBOR plus 1.5% and 1.25% per annum, respectively. Borrowings under the ferry financing bear interest at HIBOR plus 2.0% if borrowings are made in Hong Kong Dollars or LIBOR plus 2.0% if borrowings are made in U.S. Dollars. All borrowings under the ferry financing were made in Hong Kong Dollars as of June 30, 2008.

Foreign currency transaction gains for the six months ended June 30, 2008, were $1.5 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of June 30, 2008, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $35.0 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Corporate Controller (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2008, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Except for the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, perceived or actual disposable consumer income and wealth, fears of recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, thus imposing practical limits on pricing and harming our operations.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. In the five months ended May 2008, the latest information available, the occupancy rates across Las Vegas have declined by approximately 1.9%, room rates have declined by approximately 4.3% and gaming revenue has declined approximately 6.4%, compared to the five months ended May 2007. If these trends continue, our financial condition, results of operations and cash flows may be adversely effected.

The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.

Our VIP and mass market gaming patrons typically come from nearby destinations in Asia, including mainland China, South Korea and Japan. Increasingly, a significant number of gaming patrons come to our casinos from mainland China.

The large investments that we and our competitors are making in the construction of new hotels and casinos, are based, in part, on projections regarding the number of visitors, and in particular, visitors from mainland China. As a result, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or reversal of China’s current policies of liberalizing restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing to spend in the casinos.

In June 2008, news media reported that certain restrictions are being placed on exit visa applicants for travel to Macao by authorities in Guangdong and other provinces. While there has been no official confirmation of such reports, under the reported measures, residents of Guangdong and other provinces would no longer be able to receive double-entry permits to visit Macao. Rather, these residents would be restricted to single-entry permits, which would allow for visits of up to seven days per month. In addition, the media reports suggest that authorities may extend the application process to varying degrees in different cities. In addition, there have been media reports that residents of mainland China visiting Hong Kong may no longer visit Macao on the same visa but instead must obtain a separate visa for any visit to Macao. These reported policy developments, and any future policy developments that may be implemented, may have the effect of reducing the number of visitors to Macao from mainland China, which could adversely impact tourism and the gaming industry in Macao.

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

In addition, our U.S., Macao and Singapore credit agreements contain various financial covenants. For example, our U.S. credit facility requires our Las Vegas operations to maintain a maximum leverage ratio of net debt to trailing twelve-month Adjusted EBITDA for the quarter ending September 30, 2008. In order to comply with this maximum leverage ratio, we will need to achieve increased levels of Adjusted EBITDA at our Las Vegas operations, decrease the rate of spending on our development projects, raise additional financing and use the proceeds to reduce our Las Vegas operations’ net debt, elect to contribute up to $50.0 million of capital to our Las Vegas operations, which contribution would have the effect of increasing Adjusted EBITDA for purposes of calculating maximum leverage, or any combination thereof. If we are unable to do any of the foregoing and we are unable to obtain a waiver from the lenders under the U.S. credit facility with respect to compliance under the maximum leverage ratio, we would be in default under the U.S. credit facility. If we are found to be in default under the U.S. credit facility, we would no longer be able to borrow amounts available under the credit facility and the lenders under such credit facility could accelerate the indebtedness due thereunder.

See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q and “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” in our Annual Report on Form 10-K for further description of these covenants. Our future debt agreements could contain financial or other covenants more restrictive than those applicable under our existing instruments.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 5, 2008. At the annual meeting, votes were taken for: (1) the election of directors, (2) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, (3) the ratification of the performance-based compensation provisions of the Company’s 2004 Equity Award Plan and (4) the ratification of the performance-based compensation provisions of the Company’s Executive Cash Incentive Plan.

The Company’s stockholders elected Charles D. Forman, George P. Koo and Irwin A. Siegel to serve on the Board of Directors as Class I directors for three-year terms, which will expire in 2011. The service of Michael A. Leven, Andrew R. Heyer and William P. Weidner as Class II directors and Sheldon G. Adelson, Irwin Chafetz, James L. Purcell as Class III directors continued after the meeting. Stockholders also ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and approved the performance-based compensation provisions of the Company’s 2004 Equity Award Plan and the Executive Cash Incentive Plan.

The following tables provide details regarding the number of votes cast by the Company’s stockholders with respect to each of the matters indicated above.

Election of directors:

Nominees for Director	Votes For	Votes Withheld

Charles D. Forman	308,468,651	32,650,860
George P. Koo	340,373,796	725,715
Irwin A. Siegel	339,241,056	230,228

Ratification of Independent Registered Public Accounting Firm and performance-based compensation provisions:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of Independent Registered Public Accounting Firm	329,241,056	230,220	44,409	0
Ratification of performance-based compensation provisions of the Company’s 2004 Equity Award Plan	325,922,390	2,252,880	37,987	0
Ratification of performance-based compensation provisions of the Company’s Executive Cash Incentive Plan	338,649,692	786,193	79,797	0

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Corporate Controller (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Corporate Controller (Principal Financial Officer) of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

August 11, 2008

By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Corporate Controller
(Principal Financial Officer)

August 11, 2008

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Corporate Controller (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Corporate Controller (Principal Financial Officer) of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.