Form 10-Q
period 2008-09-30
LAS VEGAS SANDS CORP
filed 2008-11-10
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2008.

LAS VEGAS SANDS CORP.

Class	Outstanding at October 31, 2008

Common Stock ($0.001 par value)	355,476,161 shares

LAS VEGAS SANDS CORP.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4.	Controls and Procedures	62
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 4.	Submission of Matters to a Vote of Security Holders	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
Signatures		69
EX-4.1
EX-4.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,275,975	$857,150
Restricted cash	239,144	232,944
Accounts receivable, net	333,176	187,195
Inventories	27,284	19,902
Deferred income taxes	83,871	32,471
Prepaid expenses and other	37,525	49,424

Total current assets	1,996,975	1,379,086
Property and equipment, net	11,275,621	8,574,614
Deferred financing costs, net	172,186	107,338
Restricted cash	—	178,824
Deferred income taxes	1,821	—
Leasehold interests in land, net	1,077,487	1,069,609
Other assets, net	235,322	157,046

Total assets	$14,759,412	$11,466,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,345	$99,023
Construction payables	833,842	717,541
Accrued interest payable	13,305	11,465
Other accrued liabilities	679,176	610,911
Current maturities of long-term debt	99,314	54,333

Total current liabilities	1,721,982	1,493,273
Other long-term liabilities	47,073	28,674
Deferred income taxes	7,145	1,553
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	—
Deferred gain on sale of The Grand Canal Shoppes	58,602	61,200
Deferred rent from mall transactions	151,195	103,546
Long-term debt	10,251,106	7,517,997

Total liabilities	12,481,031	9,206,243

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 355,465,886 and 355,271,070 shares issued and outstanding	355	355
Capital in excess of par value	1,116,755	1,064,878
Accumulated other comprehensive income (loss)	15,975	(2,493)
Retained earnings	1,145,296	1,197,534

Total stockholders’ equity	2,278,381	2,260,274

Total liabilities and stockholders’ equity	$14,759,412	$11,466,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
	(Unaudited)

Revenues:
Casino	$805,258	$508,522	$2,404,973	$1,433,135
Rooms	188,794	96,718	575,172	289,588
Food and beverage	91,025	50,032	272,315	162,129
Convention, retail and other	123,233	39,058	290,791	113,397

	1,208,310	694,330	3,543,251	1,998,249
Less-promotional allowances	(102,876)	(33,380)	(246,680)	(96,155)

Net revenues	1,105,434	660,950	3,296,571	1,902,094

Operating expenses:
Casino	580,755	341,975	1,639,849	904,440
Rooms	36,436	23,574	116,663	67,219
Food and beverage	46,035	28,485	136,578	79,011
Convention, retail and other	69,013	22,939	164,622	59,511
Provision for doubtful accounts	8,859	4,283	22,960	24,516
General and administrative	130,192	80,244	421,051	198,915
Corporate expense	23,390	23,444	82,529	66,657
Rental expense	8,437	8,136	25,573	23,141
Pre-opening expense	40,777	90,447	105,470	153,224
Development expense	1,153	3,621	11,504	7,227
Depreciation and amortization	132,239	54,309	364,753	121,262
(Gain) loss on disposal of assets	(47)	287	6,977	526

	1,077,239	681,744	3,098,529	1,705,649

Operating income (loss)	28,195	(20,794)	198,042	196,445
Other income (expense):
Interest income	3,215	26,890	11,813	60,906
Interest expense, net of amounts capitalized	(90,535)	(72,607)	(293,709)	(161,628)
Other income	7,209	17,052	11,624	7,715
Loss on early retirement of debt	—	—	(4,022)	(10,705)

Income (loss) before income taxes and noncontrolling interest	(51,916)	(49,459)	(76,252)	92,733
Benefit (provision) for income taxes	19,425	952	19,533	(15,928)
Noncontrolling interest	283	—	4,481	—

Net income (loss)	$(32,208)	$(48,507)	$(52,238)	$76,805

Basic earnings (loss) per share	$(0.09)	$(0.14)	$(0.15)	$0.22

Diluted earnings (loss) per share	$(0.09)	$(0.14)	$(0.15)	$0.22

Weighted average shares outstanding:
Basic	355,393,259	354,856,121	355,344,306	354,716,730

Diluted	355,393,259	354,856,121	355,344,306	357,094,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(52,238)	$76,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	364,753	121,262
Amortization of leasehold interests in land included in rental expense	19,982	16,117
Amortization of deferred financing costs and original issue discount	24,236	18,913
Amortization of deferred gain and rent	(3,792)	(3,519)
Deferred rent from mall transactions (Note 7)	48,843	—
Loss on early retirement of debt	4,022	10,705
Loss on disposal of assets	6,977	526
Stock-based compensation expense	39,219	22,814
Provision for doubtful accounts	22,960	24,516
Foreign exchange gain	(20,432)	(9,960)
Excess tax benefits from stock-based compensation	(1,626)	(5,865)
Deferred income taxes	(47,629)	(14,761)
Changes in operating assets and liabilities:
Accounts receivable	(168,161)	(3,140)
Inventories	(7,339)	(3,623)
Prepaid expenses and other	(63,783)	(97,908)
Leasehold interests in land	(19,060)	(208,604)
Accounts payable	(2,883)	17,080
Accrued interest payable	1,802	198
Other accrued liabilities	71,292	271,979
Income taxes payable	—	(14,292)

Net cash provided by operating activities	217,143	219,243

Cash flows from investing activities:
Changes in restricted cash	174,297	694,682
Capital expenditures	(2,908,396)	(2,722,067)
Acquisition of gaming license included in other assets	—	(50,000)

Net cash used in investing activities	(2,734,099)	(2,077,385)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,833	23,862
Excess tax benefits from stock-based compensation	1,626	5,865
Proceeds from convertible senior notes from related party	475,000	—
Proceeds from long-term debt (Note 4)	4,002,320	4,875,501
Repayments on long-term debt (Note 4)	(1,713,098)	(1,766,189)
Proceeds from the sale of The Shoppes at The Palazzo (Note 7)	243,928	—
Payments of deferred financing costs	(92,547)	(72,178)

Net cash provided by financing activities	2,924,062	3,066,861

Effect of exchange rate on cash	11,719	2,862

Increase in cash and cash equivalents	418,825	1,211,581
Cash and cash equivalents at beginning of period	857,150	468,066

Cash and cash equivalents at end of period	$1,275,975	$1,679,647

Supplemental disclosure of cash flow information:
Cash payments for interest	$368,214	$311,516

Cash payments for taxes	$290	$60,000

Non-cash investing and financing activities:
Changes in construction payables	$116,301	$392,963

Changes in other accrued liabilities related to property and equipment asset acquisitions	$13,000	$62,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 —	ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Current Report on Form 8-K of Las Vegas Sands Corp., a Nevada corporation (“LVSC”), and its subsidiaries (collectively the “Company”) filed on November 6, 2008. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “LVS.”

Operations

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design reminiscent of Italian affluent living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). With the opening of The Palazzo in December 2007, these Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

The Company also owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, pursuant to a 20-year gaming subconcession. The Sands Macao offers over 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater, and other high-end services and amenities.

On August 28, 2007, the Company opened The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Striptm, a master-planned development of resort properties in Macao, China. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; a casino floor of approximately 550,000 square feet; an approximately 15,000-seat arena; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

On August 28, 2008, the Company opened the Four Seasons Hotel Macao (the “Four Seasons Macao”), which is located adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotel Inc.; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature 19 Paiza mansions and the Four Seasons Private Apartments Macao, Cotai Striptm (the “Four Seasons Private Apartments”) consisting of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units, which are currently expected to open in the third quarter 2009.

Development Projects

Given current conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations, the Company has chosen to temporarily or indefinitely suspend portions of its development projects and will focus its development efforts on those projects with the highest rates of expected return on invested capital given the liquidity and capital resources available to the Company today. The continuing development plan, as outlined in further detail below, is dependent on the Company raising additional capital. If the Company is unable

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to raise additional capital in the near term, the Company would need to consider further suspending portions, if not all, of its remaining global development projects.

United States Development Projects

St. Regis Residences

The Company has been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), which is situated between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip and is expected to feature approximately 400 luxury residences. On November 10, 2008, the Company announced the indefinite suspension of its construction activities for the project due to difficulties in the capital markets, reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company will consider recommencing construction when these conditions improve and expects that it will take approximately 18 months from when construction recommences to complete the project. The cost to build the St. Regis Residences was expected to be approximately $600 million; however, the impact of the suspension on the estimated overall cost to build is currently not determinable. As of September 30, 2008, the Company has spent $86.0 million in construction costs and branding-related payments. The estimated cost to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), which activities are expected to be completed during the first quarter of 2009, is approximately $95 million.

Sands Bethlehem

In August 2007, the Company’s indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. The Company is in the process of developing a gaming, hotel, retail and dining complex called Sands Casino Resort Bethlehem (“Sands Bethlehem”), located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. Bethworks Now, LLC, the Company’s joint venture partner, contributed the land on which Sands Bethlehem is being developed to Sands Bethworks Gaming and Sands Bethworks Retail, LLC, the owner of the retail portion of Sands Bethlehem, in September 2008.

On November 10, 2008, the Company announced suspension of construction of a portion of Sands Bethlehem due to difficulties in the capital markets and the overall decline in general economic conditions. The Company will continue construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (increasing to 5,000 six months after the opening date) and a variety of dining options, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended until capital markets and general economic conditions improve. The cost to build Sands Bethlehem was expected to be approximately $600 million (excluding furniture, fixtures and equipment (“FF&E”), pre-opening and other costs), of which $236.9 million had been spent as of September 30, 2008. The Company has spent an additional $79.5 million on other costs related to the project, which includes the gaming license and pre-opening and other costs, as of September 30, 2008. The Company expects to incur an additional $282 million to complete the construction of the casino and parking components, and to prepare the additional components for delay, which are expected to be completed during the second quarter of 2009. The Company also expects to incur $145 million of additional costs to open the casino component, including FF&E, pre-opening and other costs. The estimated cost to build the remaining components of the project is currently not determinable.

Macao Development Projects

The Company has submitted plans to the Macao government for its Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and the Four Seasons Macao on an area of approximately 200 acres (which are referred to as parcels 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities and other amenities. The Company has commenced construction or pre-construction for these five parcels and plans to own and operate all of the casinos in these developments under its Macao gaming subconcession.

On November 10, 2008, the Company announced its revised development plans for these parcels due to difficulties in the capital markets and the overall decline in general economic conditions. The Company plans to temporarily suspend construction of phase I of parcels 5 and 6, which includes the Shangri-La and Traders tower and the first Sheraton tower, along with the podium that encompasses the casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space, while the Company pursues project-level financing. The Company is targeting to complete the financing within the next three to six months; however, there can be no assurance that such financing will be obtained. Once financing has been obtained, the Company expects it will take approximately nine months to complete construction of phase I. Construction of phase II of the project, which includes the second Sheraton tower and the St. Regis serviced luxury apartment hotel, has been suspended until conditions in the capital markets and general economic conditions improve. Starwood Hotels & Resorts Worldwide, the manager of the Sheraton hotels and St. Regis serviced luxury apartment hotel, has the right to terminate its management agreements if certain construction and opening obligations and deadlines are not met, and under the Company’s revised development plan, there is a significant risk that it will not meet at least some of these obligations and deadlines. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable. The estimated total cost to build phase I and prepare the phase II components for delay is expected to be approximately $3.05 billion (excluding FF&E, pre-opening and other costs), of which $1.16 billion had been spent as of September 30, 2008. If the proposed project-level financing is unsuccessful, the Company expects to incur approximately $900 million in costs to prepare the project for delay. The Company has commenced pre-construction on parcels 7, 8 and 3, and will not commence construction until government approvals necessary to commence construction are obtained, regional and global economic conditions improve, future demand warrants and additional financing is obtained.

The impact of the delays or significant slow down of construction of the Cotai Strip developments on the Company’s overall estimated cost to build is currently not determinable. As of September 30, 2008, the Company has capitalized $4.33 billion in construction costs on the Cotai Strip, including The Venetian Macao and Four Seasons Macao. The Company will need to arrange additional financing to fund the balance of the Company’s Cotai Strip developments and there is no assurance that it will be able to obtain any of the additional financing required.

The Company has received a land concession from the Macao government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at the Company’s option, grants it the exclusive use of the land. As specified in the land concession, the Company is required to pay premiums, which are payable over four years or are due upon the completion of the corresponding resort, as well as annual rent for the term of the land concession. In October 2008, the Macao government amended the land concession to separate the retail mall and hotel portions of the Four Seasons Macao parcel, and allowed the Company to subdivide such parcel into four separate components, including the Four Seasons Private Apartments and retail mall portions. In consideration for the amendment, the Company paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use.

The Company does not yet have all the necessary Macao government approvals that it will need in order to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has received a land concession for parcel 3, as previously noted, but has not yet been granted land concessions for parcels 5, 6, 7 and 8. The Company is in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if the Company does not obtain these land concessions, it could forfeit all or a substantial part of its $1.45 billion in capitalized construction costs related to these developments as of September 30, 2008.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under its land concession for parcel 3, the Company is required to complete the development of this parcel by August 2011. If the Company is unable to meet the August 2011 deadline and that deadline is not extended, the Company could lose its right to continue to operate The Venetian Macao, Sands Macao, Four Seasons Macao or any other facility developed under its Macao gaming subconcession, and its investment to date on these developments could be lost. The Company believes that if it is not able to complete the development of parcel 3 by the deadline, it will be able to obtain an extension of the deadline; however, no assurances can be given that an extension will be granted by the Macao government.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The Company expects the cost to build the Marina Bay Sands will be approximately 7.15 billion Singapore Dollars (“SGD,” approximately $4.99 billion at exchange rates in effect on September 30, 2008), which excludes FF&E, pre-opening and other costs but includes payments made in 2006 for land premium, taxes and other fees. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore Dollars, exposure to foreign exchange gains/losses is expected to be minimal. The Company has spent approximately SGD 2.59 billion (approximately $1.81 billion at exchange rates in effect on September 30, 2008) in construction costs as of September 30, 2008. Based on the Company’s current development plan, it intends to continue construction on its existing timeline with the majority of the project targeted to open in late 2009.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. On November 10, 2008, the Company announced the indefinite suspension of the project because of the difficult global economic and credit market environment.

Other Development Projects

The Company is currently exploring the possibility of developing and operating additional properties, including integrated resorts, in other Asian and U.S. jurisdictions, and in Europe. In July 2008, the Company withdrew a previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Development Financing Strategy

The Company held unrestricted and restricted cash and cash equivalents of approximately $1.28 billion and $239.1 million, respectively, as of September 30, 2008. As previously described, the Company has a number of significant development projects in the United States, Macao and Singapore, some of which it plans to temporarily or indefinitely suspend due to current conditions in the global capital markets and overall decline in general economic conditions, which have had an impact on the Company’s ongoing operations. Through September 30, 2008, the Company has principally funded its development projects through borrowings under the bank credit facilities of its operating subsidiaries, operating cash flows and proceeds from the disposition of non-core assets. In 2007, the Company began to execute its financing strategy to secure additional borrowing capacity to fund its existing and future development projects and operations in Asia, including Macao and Singapore, and the United

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States. In the near term, the Company will seek to borrow significant amounts under its existing and potential future bank credit facilities, if available, or raise equity capital as the Company funds components of its revised development strategy and, as further described below, will require additional capital to fund the completion of its projects. If the Company is unable to raise additional capital in the near term, the Company would need to consider further suspending portions, if not all, of its remaining global development projects.

In April 2007, the Company increased the size of its Macao credit facility from $2.5 billion to $3.3 billion to continue funding the development of The Venetian Macao and the Four Seasons Macao as well as portions of its other Macao development projects. As of September 30, 2008, the Company has fully drawn the revolving facility of the Macao credit facility and had construction payables of approximately $385.5 million related to its Macao development projects. The Company expects to incur additional construction costs of $337 million to complete the Four Seasons Private Apartments and the remaining portions of the Four Seasons Macao by the third quarter of 2009. In addition, the Company expects to incur additional costs, including FF&E, pre-opening, land premium and other costs, of approximately $126 million (some of which relates to FF&E costs that will be recouped in connection with the sale of the Four Seasons Private Apartments). In the near term, cash balances at the Company’s Macao subsidiaries, operating cash flows from Sands Macao, The Venetian Macao and Four Seasons Macao, and cash from LVSC, if available, together with proceeds from borrowings under the U.S. senior secured credit facility, if available, will be used to fund these amounts. The Company was in the process of arranging up to $5.25 billion of secured bank financing, the proceeds of which would have been used to refinance the amount currently outstanding under the Macao credit facility and to provide incremental borrowings to fund the Four Seasons Private Apartments, the completion of the Four Seasons Macao and the development of parcels 5 and 6, and to continue funding its other Cotai Strip development projects; however, given the conditions in the global credit markets, the Company was unable to reach arrangements with its prospective lenders. As a result, the Company plans to temporarily suspend construction on parcels 5 and 6, until project-level financing is obtained, which it is currently pursuing and targets to complete in the next three to six months; however, there can be no assurance that such financing will be obtained. Additional financing will be required to complete the development and construction of parcels 7, 8 and 3, once those construction activities commence.

In May 2007, the Company entered into a $5.0 billion U.S. senior secured credit facility with respect to its Las Vegas operations. A portion of the proceeds from this facility was used to refinance the indebtedness collateralized by the Company’s Las Vegas integrated resort, including The Venetian Las Vegas, The Palazzo, The Shoppes at The Palazzo and Sands Expo Center, and to fund the design, development and construction costs incurred in connection with the completion of The Palazzo, The Shoppes at The Palazzo, St. Regis Residences and Sands Bethlehem. As of September 30, 2008, the Company had approximately $601.1 million of available borrowing capacity, net of outstanding letters of credit but including approximately $7.7 million committed to be funded by Lehman Brothers Commercial Paper Inc. The U.S. senior secured credit facility permits the Company to make investments in certain of its subsidiaries and certain joint ventures not party to the U.S. senior secured credit facility, including its foreign subsidiaries and other development projects outside of Las Vegas, in an amount not to exceed $2.1 billion, and also permits the Company to invest in its Sands Bethlehem project so long as no more than 30% of any such investment is in the form of an equity contribution to the project, with the balance to be in the form of a secured intercompany loan. As of September 30, 2008, the Company has invested approximately $1.7 billion of the permitted $2.1 billion to fund a portion of its required equity contribution to the Marina Bay Sands project and investments with respect to its other development projects, including in Macao. As announced on November 10, 2008, with the delayed development of the St. Regis Residences and the Company’s focus on the construction of the casino and parking components of Sands Bethlehem, the Company expects to incur additional construction costs of approximately $95 million and $282 million, respectively. The Company also expects to incur $145 million of additional costs to open the casino component of Sands Bethlehem, including FF&E, pre-opening and other costs. The Company will continue to use excess operating cash flows, proceeds from the sale of non-core assets, such as The Shoppes at The Palazzo, cash contributed by LVSC, if available, and proceeds from borrowings under the U.S. senior secured credit facility, if available, to fund its revised development strategy, as well as construction costs incurred in Macao and its required equity contributions to the Marina Bay Sands.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the Company entered into a SGD 5.44 billion credit facility (approximately $3.80 billion at exchange rates in effect on September 30, 2008) to fund development and construction costs and expenses at the Marina Bay Sands, which closed and funded in January 2008. A portion of the proceeds from this facility, together with a portion of the Company’s initial SGD 800.0 million (approximately $558.4 million at exchange rates in effect on September 30, 2008) equity contribution, were used to repay outstanding borrowings of $1.32 billion under the Company’s Singapore bridge facility. As of September 30, 2008, the Company had SGD 2.86 billion (approximately $2.0 billion at exchange rates in effect on September 30, 2008) available for borrowing under the Singapore credit facility, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd., which will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. Subsequent to September 30, 2008, the Company has drawn an additional SGD 161.5 million (approximately $112.7 million at exchange rates in effect on September 30, 2008) under the Singapore credit facility and has contributed additional equity of SGD 100.0 million (approximately $69.8 million at exchange rates in effect on September 30, 2008). Under the terms of the Singapore credit facility, the Company is obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. Through September 30, 2008, the Company has funded its equity contribution requirement through borrowings under the U.S. senior secured credit facility and operating cash flows generated from the Company’s Las Vegas operations. Based on current development plans, the Company intends to continue construction on Marina Bay Sands on its existing timeline. Additional financings are planned to complete the development and construction of the Marina Bay Sands; however, there can be no assurance that such financing will be obtained when planned.

Commencing September 30, 2008, the U.S. senior secured credit facility and FF&E financings require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). In order to comply with the maximum leverage ratio covenant as of December 31, 2008, and subsequent quarterly periods, the Company will need to (i) achieve increased levels of Adjusted EBITDA at its Las Vegas properties; (ii) decrease the rate of spending on its global development projects; (iii) obtain additional financing at the parent company level, the proceeds from which could be used to reduce the Company’s Las Vegas operations’ net debt; (iv) elect to contribute up to $50.0 million of capital from cash on hand to the Las Vegas operations (such contribution having the effect of increasing Adjusted EBITDA by up to $50.0 million per quarter for purposes of calculating maximum leverage (the “EBITDA true-up”)); or in some cases (v) a combination thereof.

As the Company’s Las Vegas properties did not achieve the levels of Adjusted EBITDA necessary to maintain compliance with the maximum leverage ratio for the quarterly period ending September 30, 2008, the Company completed a private placement of $475.0 million in convertible senior notes with the Company’s principal stockholder and his family and used a portion of the proceeds to exercise the EBITDA true-up provision. The EBITDA true-up, by itself, would not have been sufficient to maintain compliance with the maximum leverage ratio as of September 30, 2008. Accordingly, the entire proceeds from the offering were immediately contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce the net debt of the parties to the domestic credit facilities in order to maintain compliance with the maximum leverage ratio for the quarterly period ending September 30, 2008.

Based upon current Las Vegas operating estimates for the quarter ending December 31, 2008 and quarterly periods during 2009, as well as the fact that the Company has continued to fund its development projects outside of Las Vegas, in whole or in part, with borrowings under the U.S. senior secured credit facility, the Company expects the amount of its material domestic subsidiaries’ indebtedness will be beyond the level allowed under the maximum leverage ratio. If the Company’s Las Vegas Adjusted EBITDA levels do not increase sufficiently, reduced spending on the Company’s revised global development projects, as described above, is not sufficient, and the EBITDA true-up is not sufficient or available to enable the Company to maintain compliance under the maximum leverage ratio, the Company will need to obtain significant additional capital at the parent level. As previously announced, the Company has been working with its financial advisor to develop and implement a capital raising program that the Company believes would be sufficient to address the Company’s current and anticipated funding needs;

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, no assurance can be given that the program will be successful. If none of the foregoing occurs, the Company would need to obtain waivers or amendments under its domestic credit facilities, and no assurances can be given that the Company will be able to obtain these waivers or amendments. If the Company is unable to obtain waivers or amendments if and when necessary, the Company would be in default under its domestic credit facilities, which would trigger cross-defaults under its airplane financings and convertible senior notes. If such defaults or cross-defaults were to occur and the respective lenders chose to accelerate the indebtedness outstanding under these agreements, it would result in a default under the Company’s senior notes. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurance that the Company would be able to refinance any amounts that may become accelerated under such agreements. Under the terms of the U.S. senior secured credit facility, if a default or a material adverse change, as defined in the agreement, were to occur or exist at the time of borrowing, it would preclude the Company’s domestic subsidiaries from accessing any available borrowings (including the $400.0 million under the Delayed Draw II Facility, which expires November 23, 2008, and $201.1 million under the Revolving Facility). If the Company is not able to access these borrowings and raise sufficient additional capital, (i) the Company will not be able to fund its ongoing equity contributions under its Singapore credit facility, and as a result, will not be able to borrow any additional amounts under that facility which may limit its ability to complete construction of the project, (ii) as the Company has fully drawn the revolving portion of its Macao credit facility, the Company will not be able to pay the remaining construction costs of the Four Seasons Macao and Four Seasons Private Apartments if free cash flow from the Sands Macao, The Venetian Macao and Four Season Macao is not sufficient to pay those costs, (iii) the Company may be unable to comply with the maximum leverage ratio covenant under its Macao credit facility at the end of the first quarter of 2009, which would result in a default under the agreement and would allow the lenders to exercise their rights and remedies under the agreement including acceleration of the indebtedness outstanding, (iv) the Company may not be able to continue providing working capital to its ferry operations, and (v) the Company would need to immediately suspend portions, if not all, of its remaining global development projects. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In May 2008, FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which applies to convertible debt instruments, that by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB No. 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB No. 14-1 must be applied retrospectively to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB No. 14-1 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of this standard.

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

NOTE 2 —	STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Changes in stockholders’ equity for the nine months ended September 30, 2008, were as follows (in thousands):

Balance at December 31, 2007	$2,260,274
Net loss	(52,238)
Stock-based compensation	43,413
Proceeds from exercise of stock options	6,833
Tax benefit from stock-based compensation	1,631
Change in accumulated other comprehensive income	18,468

Balance at September 30, 2008	$2,278,381

At September 30, 2008 and December 31, 2007, the accumulated other comprehensive income (loss) balance consisted solely of foreign currency translation adjustments. For the three and nine months ended September 30, 2008, comprehensive loss amounted to $44.7 million and $33.8 million, respectively. For the three and nine months ended September 30, 2007, comprehensive income (loss) amounted to $(43.7) million and $76.9 million, respectively.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	355,393,259	354,856,121	355,344,306	354,716,730
Potential dilution from stock options and restricted stock	—	—	—	2,378,078

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings (loss) per share)	355,393,259	354,856,121	355,344,306	357,094,808

Antidilutive stock options and restricted stock excluded from calculation of diluted earnings (loss) per share	10,580,996	6,974,935	10,580,996	965,900

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Land and improvements	$339,098	$297,678
Building and improvements	6,375,097	4,435,934
Furniture, fixtures, equipment and leasehold improvements	1,415,860	1,013,138
Transportation	316,235	176,897
Construction in progress	3,786,115	3,258,750

	12,232,405	9,182,397
Less — accumulated depreciation and amortization	(956,784)	(607,783)

	$11,275,621	$8,574,614

Construction in progress consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

The Venetian Macao	$27,782	$110,759
Four Seasons Macao	211,805	359,889
Other Macao Development Projects (principally Cotai Strip parcels 5 and 6)	1,657,261	714,701
Marina Bay Sands	1,189,218	552,850
The Palazzo and The Shoppes at The Palazzo	214,625	1,363,045
Sands Bethlehem	312,810	66,898
St. Regis Residences	71,768	5,436
Other	100,846	85,172

	$3,786,115	$3,258,750

As of September 30, 2008, portions of The Venetian Macao, The Palazzo and The Shoppes at The Palazzo remain under construction and are scheduled to be completed during 2008. Approximately $380.2 million in building and improvements, $30.2 million in furniture, fixtures, equipment and leasehold improvements (with total accumulated depreciation of $10.5 million) and $197.6 million in construction in progress as of September 30, 2008, related to The Shoppes at The Palazzo, which was sold to GGP (see “— Note 7 — Mall Sale”). The $100.8 million in other construction in progress consists primarily of projects in Las Vegas and airplane and other related refurbishment costs at corporate.

As of September 30, 2008, the cost of property and equipment that the Company is leasing to tenants as part of its Macao mall operations was $271.5 million with accumulated depreciation of $15.7 million.

During the three and nine months ended September 30, 2008, and the three and nine months ended September 30, 2007, the Company capitalized interest expense of $38.4 million, $100.6 million, $64.2 million and $169.0 million, respectively.

As described in “— Note 1 — Organization and Business of Company,” on November 10, 2008, the Company announced its plan to temporarily or indefinitely suspend portions of its development projects given the current conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations. If circumstances change, the Company may be required to record impairment charges related to these developments in the future.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Corporate and U.S. Related:
New Senior Secured Credit Facility — Term B	$2,962,500	$2,985,000
New Senior Secured Credit Facility — Delayed Draw I	598,500	—
New Senior Secured Credit Facility — Revolving	775,860	—
Convertible Senior Notes	475,000	—
6.375% Senior Notes	248,551	248,380
FF&E Financings	150,300	61,416
Airplane Financings	86,719	89,484
Other	5,917	6,857
Macao Related:
Macao Credit Facility — Term B	1,800,000	1,800,000
Macao Credit Facility — Term B Delayed	700,000	700,000
Macao Credit Facility — Revolving	693,732	251,000
Macao Credit Facility — Local Term	100,408	100,000
Ferry Financing	176,739	—
Other	11,034	6,434
Singapore Related:
Singapore Permanent Facility — A and B	1,565,160	—
Singapore Bridge Facility — Term Loan	—	594,404
Singapore Bridge Facility — Floating Rate Notes	—	729,355

	10,350,420	7,572,330
Less — current maturities	(99,314)	(54,333)

Total long-term debt	$10,251,106	$7,517,997

Corporate and U.S. Related Debt

New Senior Secured Credit Facility

During the nine months ended September 30, 2008, the Company has drawn $775.9 million, net of repayments, under the Revolving Facility, which matures in May 2012 and has no interim amortization, and $598.5 million, net of repayments, under the Delayed Draw I Facility, which matures in May 2014 and is subject to quarterly principal amortization payments in an amount equal to 0.25% of the aggregate principal amount outstanding and a balloon payment of $566.4 million due May 2014. As of September 30, 2008, the Company had $201.1 million of available borrowing capacity under the Revolving Facility, net of outstanding letters of credit and including approximately $7.7 million committed to be funded by Lehman Brothers Commercial Paper Inc. No amount has been drawn under the $400.0 million Delayed Draw II Facility, which is available until November 23, 2008. Refer to “— Note 1 — Organization and Business of Company” regarding potential limitations on future borrowings under the facility.

Convertible Senior Notes

In September 2008, the Company sold, in a private placement transaction, $475.0 million of its 6.5% convertible senior notes due 2013 (the “Convertible Senior Notes”). The Convertible Senior Notes are subject to quarterly interest payments, commencing January 1, 2009, and will mature on October 1, 2013, unless earlier converted or repurchased by the Company. The initial conversion rate is 20.141 shares of common stock per $1,000

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount (equivalent to a conversion price of approximately $49.65 per share of common stock). The initial conversation rate will be subject to adjustment under certain circumstances. Following any fundamental change, as defined in the agreement, that occurs prior to the maturity date, the Company will be required to make an offer to purchase the Convertible Senior Notes. The Company’s principal stockholder and his family were granted pre-emptive rights with respect to any future proposed issuance or sale by the Company of equity interests (including convertible or exchangeable securities), pursuant to which they will be able to purchase a portion of the offered equity interests based on their fully diluted common stock ownership in the Company.

The Convertible Senior Notes will not be convertible until all necessary approvals have been obtained, including listing of the Company’s common stock issuable upon conversion of the Convertible Senior Notes on the NYSE and until the stockholder approval of the issuance of the common stock upon conversion of the Convertible Senior Notes is effective. If the Company does not obtain all required approvals within 120 days of the issuance of the Convertible Senior Notes, the Company will pay a fee based on a rate of 2.0% per annum on the aggregate amount of Convertible Senior Notes outstanding thereafter and until the Company receives all required approvals.

The Convertible Senior Notes were issued pursuant to an indenture, which contains covenants that, subject to certain exceptions and conditions, limit the ability of the Company to enter into sale and leaseback transactions in respect of its principal properties, create liens on its principal properties and consolidate, merge or sell all or substantially all of its directly held assets and includes certain default and cross-default provisions.

Macao Related Debt

Ferry Financing

In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $155.7 million at exchange rates in effect on September 30, 2008) secured credit facility, which is available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the construction of the ferries and to finance the completion of the remaining ferries. The facility is collateralized by the ferries and is guaranteed by Venetian Macau Limited (“VML”). The facility matures in January 2018 and is subject to 34 quarterly payments commencing at the end of the 18-month availability period. Borrowings under the facility bear interest at the Hong Kong Interbank Offer Rate (“HIBOR”) plus 2.0% if borrowings are made in Hong Kong Dollars (5.7% as of September 30, 2008) or the London Interbank Offer Rate (“LIBOR”) plus 2.0% if borrowings are made in U.S. Dollars. All borrowings under the facility, which was fully drawn as of September 30, 2008, were made in Hong Kong Dollars.

In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.3 million at exchange rates in effect on September 30, 2008), of which the Company has drawn HKD 163.3 million (approximately $21.0 million at exchange rates in effect on September 30, 2008) as of September 30, 2008. The proceeds from this supplemental facility are being used to reimburse the Company for cash spent to date on construction of four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility is secured by the additional ferries and is guaranteed by VML.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Singapore Permanent Facilities

In December 2007, MBS signed a facility agreement (the “Singapore Permanent Facility Agreement”) providing for a SGD 2.0 billion (approximately $1.40 billion at exchange rates in effect on September 30, 2008) term loan (“Singapore Permanent Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $1.92 billion at exchange rates in effect on September 30, 2008) term loan (“Singapore Permanent Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $134.4 million at exchange rates in effect on September 30, 2008) banker’s guarantee facility (“Singapore Permanent Facility C”) to provide the bankers’ guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $349.0 million at exchange rates in effect on September 30, 2008) revolving credit facility (“Singapore Permanent Facility D” and collectively, the “Singapore Permanent Facilities”) that is available until February 28, 2015. As of September 30, 2008, the Company had SGD 2.86 billion (approximately $2.0 billion at exchange rates in effect on September 30, 2008) available for borrowing, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd., under the Singapore Permanent Facilities.

The indebtedness under the Singapore Permanent Facility Agreement is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The Singapore Permanent Facilities mature on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facilities under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $87.2 million at exchange rates in effect on September 30, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

Borrowings under the Singapore Permanent Facilities bear interest at the Singapore Swap Offer Rate plus a spread of 2.25% per annum (3.5% as of September 30, 2008). MBS is required to pay standby interest fees of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Permanent Facility B and Facility D, respectively. MBS is required to pay a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Permanent Facilities for the period during which any banker’s guarantees are outstanding.

To meet the requirements of the Singapore Permanent Facility Agreement, the Company entered into three interest rate cap agreements in June 2008, with notional amounts of $300.0 million, $235.0 million and $150.0 million, all of which expire in June 2011. The Company entered into four additional interest rate cap agreements in July and August 2008, with notional amounts of $200.0 million, $175.0 million, $175.0 million and $75.0 million, which expire in July or August 2011. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 4.0% to 5.0%) as stated in such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the three and nine months ended September 30, 2008.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Proceeds from Singapore Permanent Facility	$1,558,091	$—
Proceeds from Singapore Bridge Facility	—	332,002
Proceeds from New Senior Secured Credit Facility — Term B and Delayed Draw I	600,000	3,000,000
Proceeds from New Senior Secured Credit Facility — Revolving	1,075,860	—
Proceeds from Macao Credit Facility	442,732	1,300,000
Proceeds from Ferry Financing	176,739	—
Proceeds from FF&E Financings and Other Long-Term Debt	148,898	37,249
Proceeds from Airplane Financings	—	92,250
Proceeds from Senior Secured Credit Facility — Revolving	—	62,000
Proceeds from The Shoppes at The Palazzo Construction Loan	—	52,000

	$4,002,320	$4,875,501

Repayments on Singapore Bridge Facility	$(1,329,737)	$—
Repayments on New Senior Secured Credit Facility — Revolving	(300,000)	—
Repayments on New Senior Secured Credit Facility — Term B and Delayed Draw I	(24,000)	(7,500)
Repayments on FF&E Financings and Other Long-Term Debt	(56,596)	(7,349)
Repayments on Airplane Financings	(2,765)	(1,844)
Repayment on Senior Secured Credit Facility — Term B and Term B Delayed	—	(1,170,000)
Repayment on Senior Secured Credit Facility — Revolving	—	(322,128)
Repayment on The Shoppes at The Palazzo Construction Loan	—	(166,500)
Repayments on Sands Expo Center Mortgage Loan	—	(90,868)

	$(1,713,098)	$(1,766,189)

NOTE 5 —	INCOME TAXES

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities for years after 2002. The Internal Revenue Service is currently examining the U.S. federal income tax returns for the years ended December 31, 2005 and 2006. To date, there are no proposed adjustments that the Company believes will have a material impact on the Company’s financial condition or results of operations.

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes on the statement of operations. At September 30, 2008 and December 31, 2007, the Company had approximately $0.8 million and $0.6 million, respectively, of interest accrued. No penalties were accrued for at September 30, 2008 or December 31, 2007.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity was as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands, except weighted average grant date fair values):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Compensation expense:
Stock options	$14,586	$9,139	$36,999	$21,117
Restricted shares	800	683	2,220	1,697

	$15,386	$9,822	$39,219	$22,814

Compensation cost capitalized as part of property and equipment	$1,623	$1,045	$4,194	$2,326

Stock options granted	288	193	4,443	3,102

Weighted average grant date fair value	$18.49	$38.88	$29.82	$31.67

Restricted shares granted	—	—	27	51

Weighted average grant date fair value	$—	$—	$71.67	$86.56

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average volatility	35.85%	30.17%	35.85%	30.67%
Expected term (in years)	6.7	6.0	6.3	6.0
Risk-free rate	2.96%	4.75%	2.96%	4.53%
Expected dividends	—	—	—	—

NOTE 7 —	MALL SALE

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. The Company contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) are to be made based on projected net operating income for the then upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) and will be based on the previously described formula. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. There was another required purchase price adjustment on October 15, 2008; however, no payment was made by GGP, and GGP and the Company disagree on this adjustment calculation and whether it results in an increase or a decrease (in which case the Company would owe money to GGP) in the purchase price. GGP and the Company are in discussions to attempt to resolve their disagreement. Due to the general downturn in national and local retail, economic and market conditions, there can be no assurance of what the final purchase price will be, although the Company currently believes that it will be in excess of costs incurred in constructing The Shoppes at The Palazzo; however, if circumstances change, the Company may be required to record an impairment charge in the future. Based on GGP’s current financial condition, there can be no assurance that GGP will make its future periodic payments.

In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (the “Master Lease”). Under the Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on the casino level of The Palazzo, currently occupied by various tenants, to GGP for 89 years with annual rent of one dollar per year, and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, the Master Lease does not qualify as a sale of the real property covered by the Master Lease, which real property was not separately legally demised. Accordingly, $41.8 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term. An additional $7.0 million of the total proceeds from the mall sale transaction has been deferred as unearned revenues as of September 30, 2008. This balance will increase as additional purchase price proceeds are received.

In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. Under generally accepted accounting principles, a gain on the sale has not been recorded as the Company has continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price, which will be determined in 2010 as previously described. Therefore, $243.9 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of September 30, 2008, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP. The property sold to GGP will remain as assets of the Company (of which $597.5 million has been capitalized as of September 30, 2008) with depreciation continuing to be recorded until the final sales price determination has been made.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The joint ventures had total current assets of $5.2 million and fixed assets of $53.6 million as of September 30, 2008. The following is summarized income statement data for our consolidated joint ventures for the nine months ended September 30, 2008 (in thousands):

Net revenues	$37,458
Operating expenses	36,237
Pre-opening expense	3,442
Depreciation and amortization	3,797

Operating loss	(6,018)
Interest expense, net	(398)
Noncontrolling interest	4,481

Net loss	$(1,935)

NOTE 9 —	FAIR VALUE MEASUREMENTS

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

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	Total Carrying	Fair Value Measurements at September 30, 2008 Using:
	Value at	Quoted Market	Significant Other	Significant
	September 30,	Prices in Active	Observable Inputs	Unobservable Inputs
	2008	Markets (Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents(1)	$706,827	$706,827	$—	$—
Interest rate caps(2)	$2,932	$—	$2,932	$—

(1)	The Company has short-term investments classified as cash and cash equivalents as the original maturities are less than 90 days.

(2)	The Company has twelve interest rate cap agreements with an aggregate fair value of approximately $2.9 million, based on quoted market values from the institutions holding the agreements as of September 30, 2008.

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into Venetian Casino Resort, LLC (“VCR”), and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claim in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice on October 23, 2007, and a conforming order was entered in December 2007. Argument on the appeal of the denial of the lien motion in the State Court was heard by the Supreme Court in March 2008, but a decision has not yet been issued. In January 2008, Malcolm filed a series of three motions and again sought summary judgment on the counterclaim filed in the State Court Case and VCR, as successor in interest to Lido, and Taylor sought summary judgment on certain of Malcolm’s claims. The motions for summary judgment were all denied without prejudice except that claims of Malcolm totaling approximately $675,000 were dismissed. In May 2008, the Supreme Court vacated the order denying the motion to strike the mechanic’s lien and remanded to the trial court for a decision on the lien during the upcoming trial. The trial commenced in June 2008, was adjourned in early July 2008 and resumed on November 3, 2008. Management has determined that based on proceedings to date, an adverse outcome is not probable. VCR, as successor in interest to Lido, intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has begun the appeals process, including its filings on July 15, 2008, with the trial court of a motion for judgment as a matter of law or in the alternative, a new trial and a motion to strike, alter and/or amend the judgment. The grounds for these motions include (1) insufficient evidence that Suen conferred a benefit on LVSI, (2) the improper admission of testimony, (3) the Court’s refusal to give jury instructions that the law presumes that government officials have performed their duties regularly, and that the law has been obeyed, and (4) jury instructions that improperly permitted the plaintiff to recover for the services of others. These motions were scheduled to be heard on September 29, 2008, but have been postponed to December 8, 2008. If the Company is unsuccessful in obtaining the relief sought from the trial court, it intends to continue to vigorously pursue available appeals. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macao gaming subconcession as well as other related claims. In April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has begun in this matter and the case is currently set for trial in late spring or early summer 2009. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

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

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The cost to build the Marina Bay Sands is expected to be in excess of $4.5 billion, which is inclusive of the land premium, taxes and other fees previously paid. As discussed in “— Note 4 — Long-Term Debt — Singapore Related Debt — Singapore Permanent Facilities,” the Company entered into the SGD 5.44 billion (approximately $3.80 billion at

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rates in effect on September 30, 2008) Singapore Permanent Facility Agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.

Other Commitments

In January 2008, the Company entered into agreements to purchase an additional four ferries at an aggregate cost of approximately $72.0 million to be built for the Company’s Macao operations. As of September 30, 2008, the Company was obligated to make future payments of $52.3 million.

NOTE 11 —	SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the ferry operations). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of the ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (on Parcels 3, 5, 6, 7 and 8 of the Cotai Strip); and Corporate and Other (comprised primarily of the airplanes, St. Regis Residences and Sands Bethlehem). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment, the Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information as of December 31, 2007, and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the three and nine months ended September 30, 2007, has been reclassified to conform to the current presentation. The Company’s segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Revenues
Las Vegas Operating Properties	$307,965	$212,103	$1,007,942	$725,459
Macao:
Sands Macao	248,444	298,756	784,943	1,026,544
The Venetian Macao	522,409	150,091	1,471,823	150,091
Four Seasons Macao	20,303	—	20,303	—
Other Asia	6,313	—	11,560	—

Total net revenues	$1,105,434	$660,950	$3,296,571	$1,902,094

Adjusted EBITDAR(1)
Las Vegas Operating Properties	$73,316	$60,183	$302,497	$255,506
Macao:
Sands Macao	42,591	77,574	162,283	296,463
The Venetian Macao	135,737	26,520	386,227	26,520
Four Seasons Macao	2,963	—	2,963	—
Other Asia	(10,848)	—	(34,086)	—

Total adjusted EBITDAR	243,759	164,277	819,884	578,489

Other Operating Costs and Expenses
Stock-based compensation expense	(9,615)	(4,827)	(25,036)	(10,007)
Corporate expense	(23,390)	(23,444)	(82,529)	(66,657)
Rental expense	(8,437)	(8,136)	(25,573)	(23,141)
Pre-opening expense	(40,777)	(90,447)	(105,470)	(153,224)
Development expense	(1,153)	(3,621)	(11,504)	(7,227)
Depreciation and amortization	(132,239)	(54,309)	(364,753)	(121,262)
Gain (loss) on disposal of assets	47	(287)	(6,977)	(526)

Operating income (loss)	28,195	(20,794)	198,042	196,445
Other Non-Operating Costs and Expenses
Interest income	3,215	26,890	11,813	60,906
Interest expense, net of amounts capitalized	(90,535)	(72,607)	(293,709)	(161,628)
Other income	7,209	17,052	11,624	7,715
Loss on early retirement of debt	—	—	(4,022)	(10,705)
Benefit (provision) for income taxes	19,425	952	19,533	(15,928)
Noncontrolling interest	283	—	4,481	—

Net income (loss)	$(32,208)	$(48,507)	$(52,238)	$76,805

(1)	Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income, loss on early retirement of debt, (gain) loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended,
	September 30,
	2008	2007

Capital Expenditures
Corporate and Other	$269,260	$96,161
Las Vegas Operating Properties	543,162	905,437
Macao:
Sands Macao	30,192	86,503
The Venetian Macao	109,114	883,427
Four Seasons Macao	471,955	128,023
Other Asia	58,021	97,341
Other Development Projects	851,929	306,242
Singapore	574,763	218,933

Total capital expenditures	$2,908,396	$2,722,067

	September 30,	December 31,
	2008	2007

Total Assets
Corporate and Other	$653,301	$447,556
Las Vegas Operating Properties	5,135,133	4,139,040
Macao:
Sands Macao	603,731	550,479
The Venetian Macao	3,137,546	3,158,091
Four Seasons Macao	872,563	391,506
Other Asia	368,244	218,419
Other Development Projects	1,839,197	645,138
Singapore	2,149,697	1,916,288

Total assets	$14,759,412	$11,466,517

NOTE 12 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the 6.375% Senior Notes (the “Senior Notes”) due 2015, issued on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the New Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. As described in “— Note 7 — Mall Sale,” the sale of The Shoppes at The Palazzo is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $350.9 million (consisting of $597.5 million of fixed assets, offset by $246.6 million of liabilities consisting primarily of deferred proceeds from the sale) and capital expenditures of $194.7 million as of September 30, 2008 and a net loss of $4.0 million and $9.1 million (consisting primarily of depreciation expense) for the three and nine months ended September 30, 2008, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries; however, these balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007, is as follows (in thousands):

Condensed Consolidating Balance Sheets
September 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$4,660	$743,844	$527,471	$—	$1,275,975
Restricted cash	—	4,683	234,461	—	239,144
Intercompany receivables	24,104	2,731	9,312	(36,147)	—
Accounts receivable, net	2,173	126,743	207,519	(3,259)	333,176
Inventories	970	13,475	12,839	—	27,284
Deferred income taxes	19,061	61,826	2,984	—	83,871
Prepaid expenses and other	3,968	7,784	26,088	(315)	37,525

Total current assets	54,936	961,086	1,020,674	(39,721)	1,996,975
Property and equipment, net	164,231	4,122,202	6,989,188	—	11,275,621
Investment in subsidiaries	2,747,277	1,609,607	—	(4,356,884)	—
Deferred financing costs, net	6,339	50,234	115,613	—	172,186
Intercompany receivables	79,129	1,196,062	—	(1,275,191)	—
Intercompany notes receivable	74,119	93,876	—	(167,995)	—
Deferred income taxes	5,707	1,667	172	(5,725)	1,821
Leasehold interests in land, net	—	—	1,077,487	—	1,077,487
Other assets, net	3,152	32,533	199,637	—	235,322

Total assets	$3,134,890	$8,067,267	$9,402,771	$(5,845,516)	$14,759,412

Accounts payable	$8,545	$46,152	$44,907	$(3,259)	$96,345
Construction payables	—	112,493	721,349	—	833,842
Intercompany payables	2,731	9,312	24,104	(36,147)	—
Accrued interest payable	2,230	1,893	9,182	—	13,305
Other accrued liabilities	6,197	186,386	486,593	—	679,176
Income taxes payable	—	—	315	(315)	—
Current maturities of long-term debt	3,688	57,399	38,227	—	99,314

Total current liabilities	23,391	413,635	1,324,677	(39,721)	1,721,982
Other long-term liabilities	26,536	9,999	10,538	—	47,073
Deferred income taxes	—	12,870	—	(5,725)	7,145
Deferred amounts related to mall transactions	—	453,725	—	—	453,725
Intercompany payables	—	—	1,275,191	(1,275,191)	—
Intercompany notes payable	—	—	167,995	(167,995)	—
Long-term debt	806,582	4,429,761	5,014,763	—	10,251,106

Total liabilities	856,509	5,319,990	7,793,164	(1,488,632)	12,481,031

Stockholders’ equity	2,278,381	2,747,277	1,609,607	(4,356,884)	2,278,381

Total liabilities and stockholders’ equity	$3,134,890	$8,067,267	$9,402,771	$(5,845,516)	$14,759,412

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$113,175	$692,083	$—	$805,258
Rooms	—	130,487	58,307	—	188,794
Food and beverage	—	46,067	44,958	—	91,025
Convention, retail and other	—	45,768	79,262	(1,797)	123,233

	—	335,497	874,610	(1,797)	1,208,310
Less-promotional allowances	(224)	(44,115)	(57,780)	(757)	(102,876)

Net revenues	(224)	291,382	816,830	(2,554)	1,105,434

Operating expenses:
Casino	—	80,057	501,309	(611)	580,755
Rooms	—	29,093	7,343	—	36,436
Food and beverage	—	20,933	26,856	(1,754)	46,035
Convention, retail and other	—	19,936	49,077	—	69,013
Provision for doubtful accounts	—	4,799	4,060	—	8,859
General and administrative	—	68,486	61,895	(189)	130,192
Corporate expense	13,537	90	9,763	—	23,390
Rental expense	—	1,746	6,691	—	8,437
Pre-opening expense	595	1,637	38,545	—	40,777
Development expense	(343)	—	1,496	—	1,153
Depreciation and amortization	2,633	58,460	71,146	—	132,239
(Gain) loss on disposal of assets	—	(63)	16	—	(47)

	16,422	285,174	778,197	(2,554)	1,077,239

Operating income (loss)	(16,646)	6,208	38,633	—	28,195
Other income (expense):
Interest income	1,274	2,486	1,807	(2,352)	3,215
Interest expense, net of amounts capitalized	(6,836)	(50,424)	(35,627)	2,352	(90,535)
Other income (expense)	—	(873)	8,082	—	7,209
Income (loss) from equity investment in subsidiaries	(12,200)	13,519	—	(1,319)	—

Income (loss) before income taxes	(34,408)	(29,084)	12,895	(1,319)	(51,916)
Benefit for income taxes	2,200	16,884	341	—	19,425
Noncontrolling interest	—	—	283	—	283

Net income (loss)	$(32,208)	$(12,200)	$13,519	$(1,319)	$(32,208)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$83,094	$425,428	$—	$508,522
Rooms	—	83,027	13,691	—	96,718
Food and beverage	—	27,300	22,915	(183)	50,032
Convention, retail and other	12,924	28,309	11,300	(13,475)	39,058

	12,924	221,730	473,334	(13,658)	694,330
Less-promotional allowances	(211)	(18,674)	(14,495)	—	(33,380)

Net revenues	12,713	203,056	458,839	(13,658)	660,950

Operating expenses:
Casino	—	46,487	295,625	(137)	341,975
Rooms	—	20,524	3,050	—	23,574
Food and beverage	—	15,129	13,908	(552)	28,485
Convention, retail and other	—	15,180	7,759	—	22,939
Provision for doubtful accounts	—	3,298	985	—	4,283
General and administrative	—	58,070	35,143	(12,969)	80,244
Corporate expense	23,225	82	137	—	23,444
Rental expense	—	1,881	6,255	—	8,136
Pre-opening expense	2,272	3,720	84,455	—	90,447
Development expense	2,731	—	890	—	3,621
Depreciation and amortization	1,894	25,213	27,202	—	54,309
Gain (loss) on disposal of assets	—	(32)	319	—	287

	30,122	189,552	475,728	(13,658)	681,744

Operating income (loss)	(17,409)	13,504	(16,889)	—	(20,794)
Other income (expense):
Interest income	2,602	16,622	9,464	(1,798)	26,890
Interest expense, net of amounts capitalized	(5,730)	(36,475)	(32,200)	1,798	(72,607)
Other income (expense)	—	(601)	17,653	—	17,052
Loss from equity investment in subsidiaries	(24,751)	(20,174)	—	44,925	—

Loss before income taxes	(45,288)	(27,124)	(21,972)	44,925	(49,459)
Benefit (provision) for income taxes	(3,219)	2,373	1,798	—	952

Net loss	$(48,507)	$(24,751)	$(20,174)	$44,925	$(48,507)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$387,495	$2,017,478	$—	$2,404,973
Rooms	—	409,153	166,019	—	575,172
Food and beverage	—	145,428	126,887	—	272,315
Convention, retail and other	—	133,290	162,198	(4,697)	290,791

	—	1,075,366	2,472,582	(4,697)	3,543,251
Less-promotional allowances	(1,437)	(105,516)	(137,645)	(2,082)	(246,680)

Net revenues	(1,437)	969,850	2,334,937	(6,779)	3,296,571

Operating expenses:
Casino	—	235,777	1,405,858	(1,786)	1,639,849
Rooms	—	93,371	23,292	—	116,663
Food and beverage	—	67,178	73,873	(4,473)	136,578
Convention, retail and other	—	61,831	102,791	—	164,622
Provision for doubtful accounts	—	17,948	5,012	—	22,960
General and administrative	—	203,428	218,143	(520)	421,051
Corporate expense	67,913	562	14,054	—	82,529
Rental expense	—	5,591	19,982	—	25,573
Pre-opening expense	2,716	7,827	94,927	—	105,470
Development expense	1,621	—	9,883	—	11,504
Depreciation and amortization	7,230	160,517	197,006	—	364,753
Loss on disposal of assets	—	5,915	1,062	—	6,977

	79,480	859,945	2,165,883	(6,779)	3,098,529

Operating income (loss)	(80,917)	109,905	169,054	—	198,042
Other income (expense):
Interest income	3,995	7,485	6,200	(5,867)	11,813
Interest expense, net of amounts capitalized	(15,389)	(150,953)	(133,234)	5,867	(293,709)
Other income (expense)	(39)	(1,305)	12,968	—	11,624
Loss on early retirement of debt	—	—	(4,022)	—	(4,022)
Income from equity investment in subsidiaries	41,848	57,759	—	(99,607)	—

Income (loss) before income taxes	(50,502)	22,891	50,966	(99,607)	(76,252)
Benefit (provision) for income taxes	(1,736)	18,957	2,312	—	19,533
Noncontrolling interest	—	—	4,481	—	4,481

Net income (loss)	$(52,238)	$41,848	$57,759	$(99,607)	$(52,238)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$288,125	$1,145,010	$—	$1,433,135
Rooms	—	272,381	17,207	—	289,588
Food and beverage	—	105,057	57,451	(379)	162,129
Convention, retail and other	38,909	100,018	14,566	(40,096)	113,397

	38,909	765,581	1,234,234	(40,475)	1,998,249
Less-promotional allowances	(658)	(55,241)	(40,256)	—	(96,155)

Net revenues	38,251	710,340	1,193,978	(40,475)	1,902,094

Operating expenses:
Casino	—	142,619	762,105	(284)	904,440
Rooms	—	63,985	3,234	—	67,219
Food and beverage	—	52,983	27,216	(1,188)	79,011
Convention, retail and other	—	50,068	9,443	—	59,511
Provision for doubtful accounts	—	23,643	873	—	24,516
General and administrative	—	167,408	70,510	(39,003)	198,915
Corporate expense	66,119	229	309	—	66,657
Rental expense	—	6,158	16,983	—	23,141
Pre-opening expense	2,272	6,366	144,586	—	153,224
Development expense	4,237	—	2,990	—	7,227
Depreciation and amortization	4,494	66,901	49,867	—	121,262
Loss on disposal of assets	—	158	368	—	526

	77,122	580,518	1,088,484	(40,475)	1,705,649

Operating income (loss)	(38,871)	129,822	105,494	—	196,445
Other income (expense):
Interest income	7,127	35,074	23,983	(5,278)	60,906
Interest expense, net of amounts capitalized	(13,258)	(83,344)	(70,304)	5,278	(161,628)
Other income (expense)	(6)	(727)	8,448	—	7,715
Loss on early retirement of debt	—	(10,332)	(373)	—	(10,705)
Income from equity investment in subsidiaries	115,766	70,011	—	(185,777)	—

Income before income taxes	70,758	140,504	67,248	(185,777)	92,733
Benefit (provision) for income taxes	6,047	(24,738)	2,763	—	(15,928)

Net income	$76,805	$115,766	$70,011	$(185,777)	$76,805

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by operating activities	$9,241	$71,747	$136,155	$—	$217,143

Cash flows from investing activities:
Change in restricted cash	—	405	173,892	—	174,297
Capital expenditures	(10,937)	(555,589)	(2,341,870)	—	(2,908,396)
Intercompany notes receivable to non-guarantor subsidiaries	—	(35,317)	—	35,317	—
Intercompany receivables to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivables to non-guarantor subsidiaries	(25,000)	(1,094,467)	—	1,119,467	—
Repayment of receivables from Guarantor Subsidiaries	92,108	—	—	(92,108)	—
Repayment of receivables from non-guarantor subsidiaries	—	34,018	—	(34,018)	—
Capital contributions to subsidiaries	(575,000)	(9,201)	—	584,201	—

Net cash used in investing activities	(553,829)	(1,660,151)	(2,167,978)	1,647,859	(2,734,099)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,833	—	—	—	6,833
Excess tax benefits from stock-based compensation	1,626	—	—	—	1,626
Capital contributions received	—	575,000	9,201	(584,201)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	25,000	(60,000)	—
Borrowings from Guarantor Subsidiaries	—	—	1,129,784	(1,129,784)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(92,108)	—	92,108	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(34,018)	34,018	—
Proceeds from issuance of convertible senior notes from a related party	475,000	—	—	—	475,000
Proceeds from Singapore permanent facility	—	—	1,558,091	—	1,558,091
Proceeds from new senior secured credit facility-delayed draw I	—	600,000	—	—	600,000
Proceeds from new senior secured credit facility-revolving	—	1,075,860	—	—	1,075,860
Proceeds from Macao credit facility	—	—	442,732	—	442,732
Proceeds from ferry financing	—	—	176,739	—	176,739
Proceeds from FF&E financings and other long-term debt	—	105,584	43,314	—	148,898
Repayments on Singapore bridge facility	—	—	(1,329,737)	—	(1,329,737)
Repayments on new senior secured credit facility-revolving	—	(300,000)	—	—	(300,000)
Repayments on new senior secured credit facility-term B	—	(24,000)	—	—	(24,000)
Repayments on FF&E financings and other long-term debt	—	(16,700)	(39,896)	—	(56,596)
Repayments on airplane financings	(2,765)	—	—	—	(2,765)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928	—	—	243,928
Payments of deferred financing costs	(4,935)	—	(87,612)	—	(92,547)

Net cash provided by financing activities	475,759	2,202,564	1,893,598	(1,647,859)	2,924,062

Effect of exchange rate on cash	—	—	11,719	—	11,719

Increase (decrease) in cash and cash equivalents	(68,829)	614,160	(126,506)	—	418,825
Cash and cash equivalents at beginning of period	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of period	$4,660	$743,844	$527,471	$—	$1,275,975

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2007

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(104,696)	$(168,614)	$492,553	$—	$219,243

Cash flows from investing activities:
Change in restricted cash	50,076	410,703	233,903	—	694,682
Capital expenditures	(82,095)	(733,507)	(1,906,465)	—	(2,722,067)
Acquisition of gaming license included in other assets	—	—	(50,000)	—	(50,000)
Intercompany receivable to Guarantor Subsidiaries	(79,902)	—	—	79,902	—
Intercompany receivable to non-guarantor subsidiaries	(32,068)	(78,990)	—	111,058	—
Repayment of receivable from Guarantor Subsidiaries	65,974	—	—	(65,974)	—
Repayment of receivable from non-guarantor subsidiaries	125,464	58,521	—	(183,985)	—
Capital contributions to subsidiaries	—	(704)	—	704	—

Net cash provided by (used in) investing activities	47,449	(343,977)	(1,722,562)	(58,295)	(2,077,385)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,862	—	—	—	23,862
Excess tax benefits from stock-based compensation	5,865	—	—	—	5,865
Capital contributions received	—	—	704	(704)	—
Borrowings from Las Vegas Sands Corp.	—	79,902	32,068	(111,970)	—
Borrowings from Guarantor Subsidiaries	—	—	78,990	(78,990)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(65,974)	(125,464)	191,438	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(58,521)	58,521	—
Proceeds from Macao credit facility	—	—	1,300,000	—	1,300,000
Proceeds from Singapore credit facility	—	—	332,002	—	332,002
Proceeds from new senior secured credit facility-term B	—	3,000,000	—	—	3,000,000
Proceeds from senior secured credit facility-revolving	—	62,000	—	—	62,000
Proceeds from airplane financings	92,250	—	—	—	92,250
Proceeds from The Shoppes at The Palazzo construction loan	—	—	52,000	—	52,000
Proceeds from FF&E credit facility and other long-term debt	—	23,834	13,415	—	37,249
Repayments on senior secured credit facility-term B and term B delayed	—	(1,170,000)	—	—	(1,170,000)
Repayment on senior secured credit facility-revolving	—	(322,128)	—	—	(322,128)
Repayment on The Shoppes at The Palazzo construction loan	—	—	(166,500)	—	(166,500)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on the Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Repayment on new senior secured credit facility-term B	—	(7,500)	—	—	(7,500)
Repayments on other long-term debt	—	(7,335)	(14)	—	(7,349)
Payments of deferred financing costs	(575)	(54,824)	(16,779)	—	(72,178)

Net cash provided by financing activities	119,558	1,447,107	1,441,901	58,295	3,066,861

Effect of foreign exchange rate on cash	—	—	2,862	—	2,862

Increase in cash and cash equivalents	62,311	934,516	214,754	—	1,211,581
Cash and cash equivalents at beginning of period	69,100	94,146	304,820	—	468,066

Cash and cash equivalents at end of period	$131,411	$1,028,662	$519,574	$—	$1,679,647

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We view each of our casino properties as an operating segment. The Venetian Resort Hotel Casino (“The Venetian Las Vegas”) and The Palazzo Resort Hotel Casino (“The Palazzo”) operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Our Macao operating segments consist of the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao (the “Four Seasons Macao”) and other ancillary operations in that region (“Other Asia”).

Las Vegas

Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design reminiscent of Italian affluent living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). With the opening of The Palazzo in December 2007, our Las Vegas Operating Properties represent the world’s largest integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; Paiza Clubtm offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; an entertainment center; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

We have received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo as of September 30, 2008. This purchase price will be periodically adjusted after closing with a final adjustment based on net operating income of The Shoppes at The Palazzo for months 19 through 30 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Mall Sale”). Due to the general downturn in national and local retail, economic and market conditions, there can be no assurance of what the final purchase price will be, although we currently believe that it will be in excess of costs incurred in constructing The Shoppes at The Palazzo; however, if circumstances change, we may be required to record an impairment charge in the future. Based on GGP’s current financial condition, there can be no assurance that GGP will make its future periodic payments.

Approximately 65.3% and 63.1% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2008 and 2007, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 34.7% and 36.9%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods.

Macao

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater; and other high-end services and amenities. Approximately 92.4% and 95.4% of the gross revenue at the Sands Macao for the nine months ended September 30, 2008 and 2007, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.

On August 28, 2007, we opened The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macao. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel tower with over 2,900 suites; a casino floor of approximately 550,000 square feet; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; an approximately 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 79.7% and 85.2% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2008 and the period ending September 30, 2007, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.

On August 28, 2008, the Company opened the Four Seasons Hotel Macao (the “Four Seasons Macao”) which is adjacent to The Venetian Macao. The Four Seasons Macao, features 360 rooms and suites managed by Four Seasons Inc.; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature 19 Paiza mansions and the Four Seasons Private Apartments Macao, Cotai StripTM (the “Four Seasons Private Apartments”) consisting of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units, which are currently expected to open in spring 2009. Approximately 69.1% of the gross revenue at the Four Seasons Macao for the period ended September 30, 2008, was derived from gaming activities, with the remainder primarily derived from retail and other non-gaming sources.

Development Projects

Given current conditions in the capital markets and the global economy and their impact on our ongoing operations, we have chosen to temporarily or indefinitely suspend portions of our development projects and will focus our development efforts on those projects with the highest rates of expected return on invested capital given the liquidity and capital resources available to us today. The continuing development plan, as outlined in further detail below, is dependent on our raising additional capital. If we are unable to raise additional capital in the near term, we would need to consider suspending portions, if not all, of our remaining global development projects.

United States Development Projects

St. Regis Residences

We have been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), which is situated between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip and is expected to feature approximately 400 luxury residences. On November 10, 2008, we announced the indefinite suspension of our construction activities for the project due to difficulties in the capital markets, reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We will consider recommencing construction when these conditions improve and expect that it will take approximately 18 months from when construction recommences to complete the project. The cost to build the St. Regis Residences was expected to be approximately $600 million; however, the impact of the suspension on the estimated overall cost to build is currently not determinable. As of September 30, 2008, we have spent $86.0 million in construction costs and branding-related payments. The estimated cost to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), which activities are expected to be completed during the first quarter of 2009, is approximately $95 million.

Sands Bethlehem

In August 2007, our indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. We are in the process of developing a gaming, hotel, retail and dining complex called Sands Casino Resort Bethlehem (“Sands Bethlehem”), located on the site of the Historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. Sands Bethlehem is also expected to be home to the

National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming and more than 35% of the economic interest of Sands Bethworks Retail, LLC (“Sands Bethworks Retail”), the owner of the retail portion of Sands Bethlehem. Bethworks Now, LLC, our joint venture partner, contributed the land on which Sands Bethlehem is being developed to Sands Bethworks Gaming and Sands Bethworks Retail in September 2008.

On November 10, 2008, we announced suspension of construction of a portion of Sands Bethlehem due to difficulties in the capital markets and the overall decline in general economic conditions. We will continue construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (increasing to 5,000 six months after the opening date) and a variety of dining options, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended until capital markets and general economic conditions improve. The cost to build Sands Bethlehem was expected to be approximately $600 million (excluding furniture, fixtures and equipment (“FF&E”), pre-opening and other costs), of which $236.9 million had been spent as of September 30, 2008. We have spent an additional $79.5 million on other costs related to the project, which includes the gaming license and pre-opening and other costs, as of September 30, 2008. We expect to incur an additional $282 million to complete construction of the casino and parking components, and to prepare the additional components for delay, which are expected to be completed in the second quarter of 2009. We also expect to incur $145 million of additional costs to open the casino component, including FF&E, pre-opening and other costs. The estimated cost to build the remaining components of the project is currently not determinable.

Macao Development Projects

We have submitted plans to the Macao government for our Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and the Four Seasons Macao on an area of approximately 200 acres (which we refer to as parcels 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. We have commenced construction or pre-construction for these five parcels and plan to own and operate all of the casinos in these developments under our Macao gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We intend to develop our other Cotai Strip properties as follows:

•	Parcels 5 and 6 are intended to include multi-hotel complexes with a total of approximately 6,400 luxury and mid-scale hotel rooms, a casino, a shopping mall and approximately 320 serviced luxury apartment hotel units. We will own the entire development and have entered into management agreements with Shangri-La Hotels and Resorts to manage two hotels under its Shangri-La and Traders brands, and Starwood Hotels & Resorts Worldwide (“Starwood”) to manage hotels under its Sheraton brand and a hotel and serviced luxury apartment hotel under its St. Regis brand. On November 10, 2008, we announced our revised development plan to sequence the construction of the project due to difficulties in the capital markets and the overall decline in general economic conditions. Phase I of the project which includes the Shangri-La and Traders tower and the first Sheraton tower, along with the podium that encompasses the casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space. We plan to temporarily suspend construction of phase I while we pursue project-level financing, which we target to complete within the next three to six months; however, there can be no assurance that such financing will be obtained. Once financing has been obtained, we expect it will take approximately nine months to complete construction of phase I. Construction of phase II of the project, which includes the second Sheraton tower and the St. Regis serviced luxury apartment hotel, has been suspended until conditions in the capital markets and general economic conditions improve. Starwood has the right to terminate its management agreements if certain construction and opening obligations and deadlines are not met. Under our revised development plan, there can be no assurance that we will meet all of these obligations and deadlines. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable. The estimated total cost to build phase I and prepare the phase II components for delay is expected to be approximately $3.05 billion (excluding FF&E, pre-opening and other costs), of which $1.16 billion had been spent as of September 30, 2008. If the proposed project-level financing is unsuccessful, we expect to incur approximately $900 million in costs to prepare the project for delay.

•	Parcels 7 and 8 are intended to include multi-hotel complexes with a total of approximately 6,150 luxury and mid-scale hotel rooms, a casino, shopping malls and approximately 450 serviced luxury apartment hotel units that are physically connected to the hotel complexes. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotels on parcel 7, and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotels on parcel 8. We are currently negotiating definitive agreements with Hilton Hotels and Fairmont Raffles Holdings. We have commenced pre-construction and have capitalized approximately $122.4 million as of September 30, 2008, but will not commence construction until government approvals necessary to commence construction are obtained, regional and global economic conditions improve, future demand warrants and additional financing is obtained.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We are currently negotiating the definitive agreement pursuant to which we will partner with the developer to build a multi-hotel complex, which may include a Cosmopolitan hotel. In addition, we have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and approximately 205 serviced luxury apartment hotel units under the Intercontinental brand, on this site. We are currently negotiating definitive agreements with Intercontinental Hotels Group. In total, the multi-hotel complex is intended to include approximately 3,940 hotel rooms, a casino, a shopping mall and serviced luxury apartment hotels. We have commenced pre-construction and have capitalized approximately $37.2 million as of September 30, 2008, but will not commence construction until government approvals necessary to commence construction are obtained, regional and global economic conditions improve, future demand warrants and additional financing is obtained.

The impact of the delays or significant slow down of construction of our Cotai Strip developments on our overall estimated cost to build is currently not determinable. As of September 30, 2008, we have capitalized $4.33 billion in construction costs on the Cotai Strip, including The Venetian Macao and Four Seasons Macao. We will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

We have received a land concession from the Macao government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at our option, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums, which are payable over four years or are due upon the completion of the corresponding resort, as well as annual rent for the term of the land concession. In October 2008, the Macao government amended the land concession to separate the retail mall and hotel portions of the Four Seasons Macao parcel, and allowed us to subdivide such parcel into four separate components, including the Four Seasons Private Apartments and retail mall portions. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use.

We do not yet have all the necessary Macao government approvals that we will need in order to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3, as previously noted, but have not yet been granted land concessions for parcels 5, 6, 7 and 8. We are in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $1.45 billion in capitalized construction costs related to these developments as of September 30, 2008.

Under our land concession for parcel 3, we are required to complete the development of this parcel by August 2011. If we are unable to meet the August 2011 deadline and that deadline is not extended, we could lose our right to continue to operate The Venetian Macao, Sands Macao, Four Seasons Macao or any other facility developed under our Macao gaming subconcession, and our investment to date on these developments could be lost. We believe that if we are not able to complete the development of parcel 3 by the deadline, we will be able to obtain an extension of the deadline; however, no assurances can be given that an extension will be granted by the Macao government.

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called the Marina Bay Sands in Singapore. The Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 750,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. We are continuing to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. We expect the cost to build the Marina Bay Sands will be approximately 7.15 Singapore Dollars (“SGD,” approximately $4.99 billion at exchange rates in effect on September 30, 2008), which excludes FF&E, pre-opening and other costs but includes payments made in 2006 for land premium, taxes and other fees. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore Dollars, our exposure to foreign exchange gains/losses is expected to be minimal. We have spent approximately SGD 2.59 billion (approximately $1.81 billion at exchange rates in effect on September 30, 2008) in construction costs as of September 30, 2008. Based on our current development plan, we intend to continue construction on our existing timeline with the majority of the project targeted to open in late 2009.

Hengqin Island Development Project

We have entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of the People’s Republic of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, we were informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with us to advance the development of the project. On November 10, 2008, we announced the indefinite suspension of the project because of the difficult global economic and credit market environment.

Other Development Projects

We are currently exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In July 2008, we withdrew our previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Recent Developments

Recent Corporate Governance Changes

On October 29, 2008, certain members of our management team, including Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer, William P. Weidner, President and Chief Operating Officer, Bradley H. Stone, Executive Vice President, and Robert G. Goldstein, Senior Vice President (the “Senior Management Members”), recommended to our board of directors that it institute additional corporate policies and procedures. Upon such recommendation, our board of directors formed an executive committee (the “Executive Committee”) comprised of Irwin Chafetz, Michael A. Leven and Irwin A. Siegel, with Mr. Leven being the Chairman of the Executive Committee. The role of the Executive Committee is to exercise the powers of the board of directors in between scheduled board meetings, including the power to resolve disagreements among management. Also, the board of directors gave Mr. Stone the additional responsibilities of President of Construction and Operations. The board of directors adopted these measures to address governance concerns raised by the Senior Management Members, address a number of outstanding differences between our Chief Executive Officer and other Senior Management Members and in response to a loss of confidence by certain Senior Management Members in the management of the Company and our governance process.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2007 Annual Report on Form 10-K filed on February 29, 2008, and “Notes to Consolidated Financial Statements” presented in our Current Report on Form 8-K filed on November 6, 2008.

There were no newly identified significant accounting estimates in the nine months ended September 30, 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our 2007 Annual Report, with the exception of judgments related to the Suen litigation (see related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	(In thousands, except for percentages)

Net revenues	$1,105,434	$660,950	67.2%	$3,296,571	$1,902,094	73.3%
Operating expenses	1,077,239	681,744	58.0%	3,098,529	1,705,649	81.7%
Operating income (loss)	28,195	(20,794)	(235.6)%	198,042	196,445	0.8%
Income (loss) before income taxes and noncontrolling interest	(51,916)	(49,459)	5.0%	(76,252)	92,733	(182.2)%
Net income (loss)	(32,208)	(48,507)	(33.6)%	(52,238)	76,805	(168.0)%

	Percent of Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating expenses	97.4%	103.1%	94.0%	89.7%
Operating income (loss)	2.6%	(3.1)%	6.0%	10.3%
Income (loss) before income taxes and noncontrolling interest	(4.7)%	(7.5)%	(2.3)%	4.9%
Net income (loss)	(2.9)%	(7.3)%	(1.6)%	4.0%

Operating Results

Key operating revenue measurements

Operating revenues at our Las Vegas properties, The Venetian Macao and Four Seasons Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for the Sands Macao as its revenues are principally driven by casino customers who visit the casino on a daily basis. Visitors to our Macao properties arrive by ferry, automobile, bus, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao and elsewhere.

The following are the key measurements we use to evaluate operating revenue:

Casino revenue measurements for Las Vegas:  Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of drop of 20.0% to 22.0% and slot machines produce a statistical average win percentage (calculated before slot club cash incentives) as measured as a percentage of handle generally between 6.0% and 7.0%.

Casino revenue measurements for Macao:  Macao table games are segregated into two groups, consistent with the Macao market’s convention: Rolling Chip play (all VIP play) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip play is table games drop as previously described. Rolling Chip volume and Non-Rolling Chip volume are not equivalent as Rolling Chip volume is a measure of amounts wagered versus dropped. Rolling Chip volume is substantially higher than table games drop. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.

We view Rolling Chip table games win as a percentage of Rolling Chip volume and Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of drop of 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average win percentage as measured as a percentage of handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average.  Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 55.8% of table games revenues for the nine months ended September 30, 2008. Table games play at our Macao properties is conducted primarily on a cash basis with only 16.4% credit-based wagering for the nine months ended September 30, 2008.

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

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$805,258	$508,522	58.4%
Rooms	188,794	96,718	95.2%
Food and beverage	91,025	50,032	81.9%
Convention, retail and other	123,233	39,058	215.5%

	1,208,310	694,330	74.0%
Less — promotional allowances	(102,876)	(33,380)	208.2%

Total net revenues	$1,105,434	$660,950	67.2%

Consolidated net revenues were $1.11 billion for the three months ended September 30, 2008, an increase of $444.5 million compared to $661.0 million for the three months ended September 30, 2007. The increase in net revenues was due primarily to an increase in casino revenues and a 34-day operating period in the prior year due to the opening of the Venetian Macao in August 2007.

Casino revenues for the three months ended September 30, 2008, increased $296.7 million as compared to the three months ended September 30, 2007. Of the increase, $301.6 million was attributable to The Venetian Macao, $30.1 million to our Las Vegas Operating Properties due primarily to the opening of The Palazzo, offset by a lower than expected table games win percentage, and $15.9 million attributable to the opening of Four Seasons Macao, offset by a decrease of $50.9 million at Sands Macao due primarily to increased competition, cannibalization by The Venetian Macao and lower rolling chip win as compared to the three months ended September 30, 2007. The following table summarizes the results of our casino revenue activity:

	Three Months Ended September 30,
	2008	2007	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$243,524	$294,467	(17.3)%
Non-Rolling Chip table games drop	$652,252	$812,385	(19.7)%
Non-Rolling Chip table games win percentage	17.9%	18.7%	(0.8	)pts
Rolling Chip volume	$7,256,360	$6,287,371	15.4%
Rolling Chip win percentage	2.35%	2.85%	(0.50	)pts
Slot handle	$273,126	$297,910	(8.3)%
Slot hold percentage	7.3%	6.6%	0.7pts
The Venetian Macao
Total casino revenues	$432,628	$130,962	230.3%
Non-Rolling Chip table games drop	$930,621	$257,089	262.0%
Non-Rolling Chip table games win percentage	19.7%	16.7%	3.0	pts
Rolling Chip volume	$9,778,702	$4,727,325	106.8%
Rolling Chip win percentage	3.06%	2.44%	0.62	pts
Slot handle	$549,895	$123,211	346.3%
Slot hold percentage	7.8%	6.6%	1.2	pts
Four Seasons Macao
Total casino revenues	$15,931	$—	—%
Non-Rolling Chip table games drop	$16,748	$—	—%
Non-Rolling Chip table games win percentage	18.4%	—%	—	pts
Rolling Chip volume	$165,155	$—	—%
Rolling Chip win percentage	8.33%	—%	—	pts
Slot handle	$7,903	$—	—%
Slot hold percentage	6.4%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$113,175	$83,093	36.2%
Table games drop	$477,182	$356,353	33.9%
Table games win percentage	13.8%	14.7%	(0.9	)pts
Slot handle	$976,577	$619,845	57.6%
Slot hold percentage	6.0%	6.2%	(0.2	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended September 30, 2008, increased $92.1 million as compared to the three months ended September 30, 2007, due primarily to the openings of The Venetian Macao and The Palazzo. The increase at our Las Vegas Operating Properties was offset as the ADR and occupancy rate were negatively impacted by a reduction of room rates in order to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively, and the overall decline in general economic conditions. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of

$6.7 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity.

	Three Months Ended September 30,
	2008	2007	Change
	(Room revenues in thousands)

Las Vegas Operating Properties
Total room revenues	$130,486	$83,027	57.2%
Average daily room rate	$218	$234	(6.8)%
Occupancy rate	93.1%	99.6%	(6.5	)pts
Revenue per available room	$202	$233	(13.3)%
The Venetian Macao
Total room revenues	$51,085	$12,092	322.5%
Average daily room rate	$211	$208	1.4%
Occupancy rate	92.1%	77.5%	14.6	pts
Revenue per available room	$194	$161	20.5%
Four Seasons Macao
Total room revenues	$517	$—	—%
Average daily room rate	$440	$—	—%
Occupancy rate	31.4%	—%	—	pts
Revenue per available room	$138	$—	—%

Food and beverage revenues for the three months ended September 30, 2008, increased $41.0 million as compared to the three months ended September 30, 2007. The increase was primarily attributable to an increase of $13.2 million at The Venetian Macao and $26.8 million at the Las Vegas Operating Properties, driven primarily by the opening of The Palazzo and several joint venture restaurants that opened in 2008.

Convention, retail and other revenues for the three months ended September 30, 2008, increased $84.2 million as compared to the three months ended September 30, 2007. The increase is primarily attributable to an increase of $44.9 million at The Venetian Macao, which consisted primarily of rental revenues from the mall, $18.5 million at the Las Vegas Operating Properties, driven primarily by the opening of The Palazzo and $15.3 million in Other Asia, driven primarily by our passenger ferry operations.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$580,755	$341,975	69.8%
Rooms	36,436	23,574	54.6%
Food and beverage	46,035	28,485	61.6%
Convention, retail and other	69,013	22,939	200.9%
Provision for doubtful accounts	8,859	4,283	106.8%
General and administrative	130,192	80,244	62.2%
Corporate expense	23,390	23,444	(0.2)%
Rental expense	8,437	8,136	3.7%
Pre-opening expense	40,777	90,447	(54.9)%
Development expense	1,153	3,621	(68.2)%
Depreciation and amortization	132,239	54,309	143.5%
(Gain) loss on disposal of assets	(47)	287	(116.4)%

Total operating expenses	$1,077,239	$681,744	58.0%

Operating expenses were $1.08 billion for the three months ended September 30, 2008, an increase of $395.5 million as compared to $681.7 million for the three months ended September 30, 2007. The increase in operating expenses was primarily attributable to the higher operating revenues associated with the openings of The

Venetian Macao, Four Seasons Macao and The Palazzo, growth of our operating businesses in Las Vegas, and depreciation and amortization costs, as more fully described below.

Casino expenses for the three months ended September 30, 2008, increased $238.8 million as compared to the three months ended September 30, 2007. Of the increase, $142.7 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao, offset by a decrease in gross win tax at the Sands Macao of $17.4 million due to the decrease in casino revenues as noted above. An additional $68.1 million in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $33.1 million primarily due to the opening of The Palazzo, consisting principally of payroll-related expenses, gaming-related taxes and an increase in costs of providing promotional allowances.

Rooms expense increased $12.9 million and food and beverage expense increased $17.6 million, as compared to the three months ended September 30, 2007. These increases were primarily due to openings of The Venetian Macao and The Palazzo, and the associated increases in the related revenue categories described above.

Convention, retail and other expense increased $46.1 million, as compared to the three months ended September 30, 2007, of which $18.9 million was attributable to The Venetian Macao and the remaining increase primarily attributable to our passenger ferry service operations.

The provision for doubtful accounts was $8.9 million for the three months ended September 30, 2008, compared to $4.3 million for the three months ended September 30, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended September 30, 2008, increased $49.9 million as compared to the three months ended September 30, 2007. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao, with $23.1 million of the increase being incurred at our Las Vegas Operating Properties and $28.0 million being incurred at The Venetian Macao.

Pre-opening and development expenses were $40.8 million and $1.2 million, respectively, for the three months ended September 30, 2008, as compared to $90.4 million and $3.6 million, respectively, for the three months ended September 30, 2007. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2008, were primarily related to activities at our other Cotai Strip properties, Marina Bay Sands and Sands Bethlehem. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the three months ended September 30, 2008, were primarily related to our activities in Asia, Europe and the U.S.

Depreciation and amortization expense for the three months ended September 30, 2008, increased $77.9 million as compared to the three months ended September 30, 2007. The increase was primarily the result of the openings of The Venetian Macao (totaling $32.2 million), The Palazzo (totaling $35.2 million) and Four Seasons Macao (totaling $4.9 million).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income, loss on early retirement of debt, (gain) loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. The following table summarizes activity related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net income (loss)):

	Three Months Ended September 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Las Vegas Operating Properties	$73,316	$60,183	21.8%
Macao:
Sands Macao	42,591	77,574	(45.1)%
The Venetian Macao	135,737	26,520	411.8%
Four Seasons Macao	2,963	—	—%
Other Asia	(10,848)	—	—%

Total adjusted EBITDAR	$243,759	$164,277	48.4%

With the opening of The Palazzo, adjusted EBITDAR at our Las Vegas Operating Properties increased $13.1 million, or 21.8%, as compared to the three months ended September 30, 2007. This increase was primarily attributable to an increase of $95.9 million in net revenue, offset by an increase of $34.2 million in payroll-related expenses, increased operating expenses when compared with the related revenue categories, driven by lower table game win percentages and lower occupancy rates, and an increase in general and administrative expenses to support the growth of the Las Vegas Operating Properties.

Adjusted EBITDAR at Sands Macao decreased $35.0 million, or 45.1%, as compared to the three months ended September 30, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $50.9 million, offset by a $17.4 million decrease in gross win tax on reduced casino revenues.

Adjusted EBITDAR at The Venetian Macao, Four Seasons Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of The Venetian Macao and Four Seasons Macao are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong, which initiated evening sailings and increased its frequency of sailings during peak hours in June 2008.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2008	2007
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$128,896	$136,819
Less — capitalized interest	(38,361)	(64,212)

Interest expense, net	$90,535	$72,607

Cash paid for interest	$128,254	$139,306
Average total debt balance	$9,247,382	$7,202,564
Weighted average interest rate	5.6%	7.6%

Interest cost decreased $7.9 million as compared to the three months ended September 30, 2007, resulting from the decrease in our weighted average interest rate, offset by the increase in our average debt balance. The proceeds from long-term debt were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. Interest cost was offset by the capitalization of $38.4 million of interest during the three months ended September 30, 2008, as compared to $64.2 million of capitalized interest during the three months ended September 30, 2007. The decrease in capitalized interest is due primarily to the openings of The Venetian Macao and The Palazzo in 2007. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income for the three months ended September 30, 2008, was $3.2 million, a decrease of $23.7 million as compared to $26.9 million for the three months ended September 30, 2007. The decrease was attributable to a reduction in invested cash balances, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility, which were spent on construction-related activities.

Other income for the three months ended September 30, 2008, was $7.2 million as compared to $17.1 million for the three months ended September 30, 2007. The income was primarily attributable to the foreign exchange gains/losses associated with U.S. denominated debt held in Macao, offset by the change in fair value of our Singapore interest rate caps entered into in 2008.

Our reported income tax rate for the three months ended September 30, 2008, was (37.4%) as compared to (1.9%) for the three months ended September 30, 2007. The reported income tax rate changed due to geographic income mix and the temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2013.

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$2,404,973	$1,433,135	67.8%
Rooms	575,172	289,588	98.6%
Food and beverage	272,315	162,129	68.0%
Convention, retail and other	290,791	113,397	156.4%

	3,543,251	1,998,249	77.3%
Less — promotional allowances	(246,680)	(96,155)	156.5%

Total net revenues	$3,296,571	$1,902,094	73.3%

Consolidated net revenues were $3.30 billion for the nine months ended September 30, 2008, an increase of $1.39 billion compared to $1.90 billion for the nine months ended September 30, 2007. The increase in net revenues was due primarily to an increase in casino revenues and the openings of The Venetian Macao and The Palazzo in August 2007 and December 2007, respectively.

Casino revenues for the nine months ended September 30, 2008, increased $971.8 million as compared to the nine months ended September 30, 2007. Of the increase, $1.10 billion was primarily attributable to The Venetian Macao and $99.4 million to our Las Vegas Operating Properties due primarily to the opening of The Palazzo, offset by a decrease of $243.9 million at Sands Macao due primarily to increased competition, as compared to the nine months ended September 30, 2007. The following table summarizes the results of our casino revenue activity:

	Nine Months Ended September 30,
	2008	2007	Change
	(In thousands, except for percentages)

Sands Macao
Total casino revenues	$770,113	$1,014,049	(24.1)%
Non-Rolling Chip table games drop	$2,033,529	$2,750,121	(26.1)%
Non-Rolling Chip table games win percentage	19.2%	18.6%	0.6	pts
Rolling Chip volume	$19,046,137	$20,406,862	(6.7)%
Rolling Chip win percentage	2.56%	3.04%	(0.48	)pts
Slot handle	$787,118	$912,364	(13.7)%
Slot hold percentage	7.9%	6.9%	1.0	pts
The Venetian Macao
Total casino revenues	$1,231,434	$130,962	840.3%
Non-Rolling Chip table games drop	$2,662,242	$257,089	935.5%
Non-Rolling Chip table games win percentage	19.8%	16.7%	3.1	pts
Rolling Chip volume	$28,378,526	$4,727,325	500.3%
Rolling Chip win percentage	3.01%	2.44%	0.57	pts
Slot handle	$1,369,832	$123,211	1,011.8%
Slot hold percentage	8.1%	6.6%	1.5	pts
Four Seasons Macao
Total casino revenues	$15,931	$—	—%
Non-Rolling Chip table games drop	$16,748	$—	—%
Non-Rolling Chip table games win percentage	18.4%	—%	—	pts
Rolling Chip volume	$165,155	$—	—%
Rolling Chip win percentage	8.33%	—%	—	pts
Slot handle	$7,903	$—	—%
Slot hold percentage	6.4. %	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$387,495	$288,124	34.5%
Table games drop	$1,341,985	$990,460	35.5%
Table games win percentage	19.8%	21.4%	(1.6	)pts
Slot handle	$2,708,860	$1,771,085	52.9%
Slot hold percentage	5.8%	6.1%	(0.3	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the nine months ended September 30, 2008, increased $285.6 million as compared to the nine months ended September 30, 2007, due primarily to the openings of The Venetian Macao and The Palazzo. The increase at our Las Vegas Operating Properties was offset as the ADR and occupancy rate were negatively impacted by a reduction of room rates in order to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively, and the overall decline in general economic conditions. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of

$20.2 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity.

	Nine Months Ended September 30,
	2008	2007	Change
	(Room revenues in thousands)

Las Vegas Operating Properties
Total room revenues	$409,152	$272,381	50.2%
Average daily room rate	$241	$259	(6.9)%
Occupancy rate	90.5%	99.7%	(9.2	)pts
Revenue per available room	$218	$258	(15.5)%
The Venetian Macao
Total room revenues	$145,258	$12,092	1,101.3%
Average daily room rate	$222	$208	6.7%
Occupancy rate	83.7%	77.5%	6.2	pts
Revenue per available room	$186	$161	15.5%
Four Seasons Macao
Total room revenues	$517	$—	—%
Average daily room rate	$440	$—	—%
Occupancy rate	31.4%	—%	—	pts
Revenue per available room	$138	$—	—%

Food and beverage revenues for the nine months ended September 30, 2008, increased $110.2 million as compared to the nine months ended September 30, 2007. The increase was primarily attributable to an increase of $43.3 million at The Venetian Macao and $66.5 million at the Las Vegas Operating Properties, driven primarily by the opening of The Palazzo and several of our joint venture restaurants that opened in 2008.

Convention, retail and other revenues for the nine months ended September 30, 2008, increased $177.4 million as compared to the nine months ended September 30, 2007. The increase is primarily attributable to an increase of $114.6 million at The Venetian Macao, which consisted primarily of rental revenues from the mall, and $34.3 million at the Las Vegas Operating Properties, driven primarily by the opening of The Palazzo.

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Casino	$1,639,849	$904,440	81.3%
Rooms	116,663	67,219	73.6%
Food and beverage	136,578	79,011	72.9%
Convention, retail and other	164,622	59,511	176.6%
Provision for doubtful accounts	22,960	24,516	(6.3)%
General and administrative	421,051	198,915	111.7%
Corporate expense	82,529	66,657	23.8%
Rental expense	25,573	23,141	10.5%
Pre-opening expense	105,470	153,224	(31.2)%
Development expense	11,504	7,227	59.2%
Depreciation and amortization	364,753	121,262	200.8%
Loss on disposal of assets	6,977	526	1,226.4%

Total operating expenses	$3,098,529	$1,705,649	81.7%

Operating expenses were $3.10 billion for the nine months ended September 30, 2008, an increase of $1.39 billion as compared to $1.71 billion for the nine months ended September 30, 2007. The increase in operating expenses was primarily attributable to the higher operating revenues associated with the openings of The Venetian Macao and The Palazzo, growth of our operating businesses in Las Vegas, and depreciation and amortization costs, as more fully described below.

Casino expenses for the nine months ended September 30, 2008, increased $735.4 million as compared to the nine months ended September 30, 2007. Of the increase, $530.2 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao, offset by a decrease in gross win tax at the Sands Macao of $101.6 million due to the decrease in casino revenues as noted above. An additional $214.1 million in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $91.8 million primarily due to the opening of The Palazzo, consisting principally of payroll-related expenses, gaming-related taxes and an increase in costs of providing promotional allowances.

Rooms expense increased $49.4 million and food and beverage expense increased $57.6 million, as compared to the nine months ended September 30, 2007. These increases were primarily due to openings of The Venetian Macao and The Palazzo and the associated increases in the related revenue categories described above.

Convention, retail and other expense increased $105.1 million, as compared to the nine months ended September 30, 2007, of which $54.0 million was attributable to The Venetian Macao and the remaining increase primarily attributable to our passenger ferry service operations.

The provision for doubtful accounts was $23.0 million for the nine months ended September 30, 2008, compared to $24.5 million for the nine months ended September 30, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the nine months ended September 30, 2008, increased $222.1 million as compared to the nine months ended September 30, 2007. The increase was attributable to the growth of our operating businesses in Las Vegas and Macao, with $74.9 million of the increase being incurred at our Las Vegas Operating Properties and $128.0 million being incurred at The Venetian Macao.

Corporate expense for the nine months ended September 30, 2008, increased $15.9 million as compared to the nine months ended September 30, 2007. The increase was attributable to increases of $8.7 million in payroll-related expenses, $4.3 million in professional fees and $2.9 million of other corporate general and administrative costs as we continue to build our corporate infrastructure to support our current and planned growth.

Pre-opening and development expenses were $105.5 million and $11.5 million, respectively, for the nine months ended September 30, 2008, as compared to $153.2 million and $7.2 million, respectively, for the nine months ended September 30, 2007. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2008, were primarily related to activities at our other Cotai Strip properties, Marina Bay Sands, Sands Bethlehem, The Palazzo, St. Regis Residences and our joint venture restaurants. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the nine months ended September 30, 2008, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S.

Depreciation and amortization expense for the nine months ended September 30, 2008, increased $243.5 million as compared to the nine months ended September 30, 2007. The increase was primarily the result of the openings of The Venetian Macao (totaling $125.4 million) and The Palazzo (totaling $92.0 million).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income, loss on early retirement of debt, (gain) loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. The following table summarizes information related to our segments

(see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net income (loss)):

	Nine Months Ended September 30,
			Percent
	2008	2007	Change
	(In thousands, except for percentages)

Las Vegas Operating Properties	$302,497	$255,506	18.4%
Macao:
Sands Macao	162,283	296,463	(45.3)%
The Venetian Macao	386,227	26,520	1,356.4%
Four Seasons Macao	2,963	—	—%
Other Asia	(34,086)	—	—%

Total adjusted EBITDAR	$819,884	$578,489	41.7%

With the opening of The Palazzo, adjusted EBITDAR at our Las Vegas Operating Properties increased $47.0 million, or 18.4%, as compared to the nine months ended September 30, 2007. This increase was primarily attributable to an increase of $282.5 million in net revenue, offset by an increase of $127.4 million in payroll-related expenses, increases in operating expenses associated with the increase in the related revenue categories and an increase in general and administrative expenses to support the growth of the Las Vegas Operating Properties.

Adjusted EBITDAR at Sands Macao decreased $134.2 million, or 45.3%, as compared to the nine months ended September 30, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $243.9 million, offset by an $101.6 million decrease in gross win tax on reduced casino revenues.

Adjusted EBITDAR at The Venetian Macao, Four Seasons Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of The Venetian Macao and Four Seasons Macao are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong, which initiated evening sailings and increased its frequency of sailings during peak hours in June 2008.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except for percentages)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$394,290	$330,627
Less — capitalized interest	(100,581)	(168,999)

Interest expense, net	$293,709	$161,628

Cash paid for interest	$368,214	$311,516
Average total debt balance	$8,639,652	$5,729,785
Weighted average interest rate	6.1%	7.7%

Interest cost increased $63.7 million as compared to the nine months ended September 30, 2007, resulting from the substantial increase in our average long-term debt balances, which was partially offset by the decrease in our weighted average interest rate. The proceeds from long-term debt were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. The increase in interest cost was offset by the capitalization of $100.6 million of interest during the nine months ended September 30, 2008, as compared to $169.0 million of capitalized interest during the nine months ended September 30, 2007. The decrease in capitalized interest is due primarily to the opening of The Venetian Macao and The Palazzo in 2007. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income for the nine months ended September 30, 2008, was $11.8 million, a decrease of $49.1 million as compared to $60.9 million for the nine months ended September 30, 2007. The decrease was attributable to a reduction in invested cash balances, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility, which was spent on construction-related activities.

Other income for the nine months ended September 30, 2008, was $11.6 million, an increase of $3.9 million as compared to other income of $7.7 million for the nine months ended September 30, 2007. The income was primarily attributable to foreign exchange gains/losses associated with U.S. denominated debt held in Macao, offset by the change in fair value of our Singapore interest rate caps entered into in 2008.

Our reported income tax rate for the nine months ended September 30, 2008, was (25.6%) as compared to 17.2% for the nine months ended September 30, 2007. The reported income tax rate changed due to geographic income mix and the temporary income tax exemption in Macao on gaming operations, which is set to expire at the end of 2013.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Net cash provided by operations	$217,143	$219,243

Investing cash flows:
Change in restricted cash	174,297	694,682
Capital expenditures	(2,908,396)	(2,722,067)
Acquisition of gaming license included in other assets	—	(50,000)

Net cash used in investing activities	(2,734,099)	(2,077,385)

Financing cash flows:
Proceeds from convertible senior notes from related party	475,000	—
Proceeds from long term-debt	4,002,320	4,875,501
Repayments of long-term debt	(1,713,098)	(1,766,189)
Other	159,840	(42,451)

Net cash provided by financing activities	2,924,062	3,066,861

Effect of exchange rate on cash	11,719	2,862

Net increase in cash and cash equivalents	$418,825	$1,211,581

Cash Flows — Operating Activities

Table games play at our Las Vegas properties is conducted on a cash and credit basis while table games play at our Macao properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the nine months ended September 30, 2008, was $217.1 million, a slight decrease of $2.1 million as compared with $219.2 million for the nine months ended September 30, 2007. The primary factors contributing to this decrease was the significant increase in our accounts receivables (due to the gaming activity at our Las Vegas Operations and an increase in our granting of casino credit at our Macao properties), offset by the $208.6 million in land concession payments made for our Cotai Strip parcels 1, 2 and 3 made during the nine months ended September 30, 2007, and the $48.8 million in deferred rent related to the sale of The Shoppes at The Palazzo received during the nine months ended September 30, 2008. .

Cash Flows — Investing Activities

Capital expenditures for the nine months ended September 30, 2008, totaled $2.91 billion, including $1.52 billion for construction and development activities in Macao (including Sands Macao, The Venetian Macao, Four Seasons Macao and our other Cotai Strip developments); $543.2 million for construction and development activities at our Las Vegas Operating Properties; $574.8 million for construction and development activities in Singapore; and $269.3 million for corporate and other activities, primarily for the construction of Sands Bethlehem and the St. Regis Residences.

Restricted cash decreased $174.3 million due primarily to a decrease in restricted cash in Singapore as we made construction payments related to Marina Bay Sands.

Cash Flows — Financing Activities

For the nine months ended September 30, 2008, net cash flows provided from financing activities were $2.92 billion. The net increase was primarily attributable to the net borrowings of $1.35 billion under the new U.S. senior secured credit facility and $228.4 million under the Singapore credit facilities, borrowings of $442.7 million under the Macao credit facilities and $176.7 million under the ferry financing credit facility, and $475.0 million and $243.9 million in proceeds received from the sale of our convertible senior notes and The Shoppes at The Palazzo, respectively. Refer to “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Mall Sale.”

Development Financing Strategy

We held unrestricted and restricted cash and cash equivalents of approximately $1.28 billion and $239.1 million, respectively, as of September 30, 2008. As previously described, we have a number of significant development projects in the United States, Macao and Singapore, some of which we plan to temporarily or indefinitely suspend due to current conditions in the global capital markets and overall decline in general economic conditions, which have had an impact on our ongoing operations. Through September 30, 2008, we have principally funded our development projects through borrowings under the bank credit facilities of our operating subsidiaries, operating cash flows and proceeds from the disposition of non-core assets. In 2007, we began to execute our financing strategy to secure additional borrowing capacity to fund our existing and future development projects and operations in Asia, including Macao and Singapore, and the United States. In the near term, we will seek to borrow significant amounts under our existing and potential future bank credit facilities, if available, or raise equity capital as we fund components of our revised development strategy and, as further described below, will require additional capital to fund the completion of our projects. If we are unable to raise additional capital in the near term, we would need to consider further suspending portions, if not all, of our remaining global development projects.

In April 2007, we increased the size of our Macao credit facility from $2.5 billion to $3.3 billion to continue funding the development of The Venetian Macao and the Four Seasons Macao as well as portions of our other Macao development projects. As of September 30, 2008, we have fully drawn the revolving facility of the Macao credit facility and we had construction payables of approximately $385.5 million related to our Macao development projects. We expect to incur additional construction costs of $337 million to complete the Four Seasons Private Apartments and the remaining portions of the Four Seasons Macao by the third quarter of 2009. In addition, we expect to incur additional costs, including FF&E, pre-opening, land premium and other costs, of approximately $126 million (some of which relates to FF&E costs that will be recouped in connection with the sale of the Four Seasons Private Apartments). In the near term, cash balances at our Macao subsidiaries, operating cash flows from Sands Macao, The Venetian Macao and Four Seasons Macao, and cash from LVSC, if available, together with proceeds from borrowings under our U.S. senior secured credit facility, if available, will be used to fund these amounts. We were in the process of arranging up to $5.25 billion of secured bank financing, the proceeds of which would have been used to refinance the amount currently outstanding under the Macao credit facility and to provide incremental borrowings to fund the Four Seasons Private Apartments, the completion of the Four Seasons Macao and the development of parcels 5 and 6, and to continue funding our other Cotai Strip development projects; however, given the conditions in the global credit markets, we were unable to reach arrangements with our prospective lenders. As a result, we plan to temporarily suspend construction on parcels 5 and 6, until project-level financing is obtained, which we are currently pursuing and target to complete in the next three to six months; however, there can be no assurance that such financing will be obtained. Additional financing will be required to complete the development and construction of parcels 7, 8 and 3, once those construction activities commence.

In May 2007, we entered into a $5.0 billion U.S. senior secured credit facility with respect to our Las Vegas operations. A portion of the proceeds from this facility was used to refinance the indebtedness collateralized by our Las Vegas integrated resort, including The Venetian Las Vegas, The Palazzo, The Shoppes at The Palazzo and Sands Expo Center, and to fund the design, development and construction costs incurred in connection with the completion of The Palazzo, The Shoppes at The Palazzo, St. Regis Residences and Sands Bethlehem. As of September 30, 2008, we had approximately $601.1 million of available borrowing capacity, net of outstanding letters of credit but including approximately $7.7 million committed to be funded by Lehman Brothers Commercial Paper Inc. The U.S. senior secured credit facility permits us to make investments in certain of our subsidiaries and certain joint ventures not party to the U.S. senior secured credit facility, including our foreign subsidiaries and our other development projects outside of Las Vegas, in an amount not to exceed $2.1 billion, and also permits us to invest in our Sands Bethlehem project so long as no more than 30% of any such investment is in the form of an equity contribution to the project, with the balance to be in the form of a secured intercompany loan. As of September 30, 2008, we have invested approximately $1.7 billion of the permitted $2.1 billion to fund a portion of our required equity contribution to the Marina Bay Sands project and investments with respect to our other development projects, including in Macao. As announced on November 10, 2008, with the delayed development of the St. Regis Residences and our focus on the construction of the casino and parking components of Sands Bethlehem, we expect to incur additional construction costs of approximately $95 million and $282 million, respectively. We also expect to incur $145 million in additional costs to open the casino component of Sands Bethlehem, including FF&E, pre-opening and other costs. We will continue to use excess operating cash flows, proceeds from the sale of non-core assets, such as The Shoppes at The Palazzo, cash contributed by LVSC, if available, and proceeds from borrowings under the U.S. senior secured credit facility, if available, to fund our revised development strategy, as well as construction costs incurred in Macao and our required equity contributions to the Marina Bay Sands.

In December 2007, we entered into a SGD 5.44 billion credit facility (approximately $3.80 billion at exchange rates in effect on September 30, 2008) to fund development and construction costs and expenses at the Marina Bay Sands, which closed and funded in January 2008. A portion of the proceeds from this facility, together with a portion of our initial SGD 800.0 million (approximately $558.4 million at exchange rates in effect on September 30, 2008) equity contribution, were used to repay outstanding borrowings of $1.32 billion under our Singapore bridge facility. As of September 30, 2008, we had SGD 2.86 billion (approximately $2.0 billion at exchange rates in effect on September 30, 2008) available for borrowing, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd., under the Singapore credit facility, which will be used to fund a significant portion of the design, development and construction costs of the Marina Bay Sands project. Subsequent to September 30, 2008, we have drawn an additional SGD 161.5 million (approximately $112.7 million at exchange rates in effect on September 30, 2008) under the Singapore credit facility and have contributed additional equity of SGD 100.0 million (approximately $69.8 million at exchange rates in effect on September 30, 2008). Under the terms of the Singapore credit facility, we are obligated to fund at least 20% of the total costs and expenses incurred in connection with the design, development and construction of the Marina Bay Sands project with equity contributions or subordinated intercompany loans, with the remaining 80% funded with debt, including debt under the Singapore credit facility. Through September 30, 2008, we have funded our equity contribution requirement through borrowings under our U.S. senior secured credit facility and operating cash flows generated from our Las Vegas operations. Based on our current development plans, we intend to continue construction on Marina Bay Sands on our existing timeline. Additional financings are planned to complete the development and construction of the Marina Bay Sands; however, there can be no assurance that such financing will be obtained when planned.

Commencing September 30, 2008, the U.S. senior secured credit facility and FF&E financings require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). In order to comply with the maximum leverage ratio covenant as of December 31, 2008, and subsequent quarterly periods, we will need to (i) achieve increased levels of Adjusted EBITDA at our Las Vegas properties; (ii) decrease the rate of spending on our global development projects; (iii) obtain additional financing at our parent company level, the proceeds from which could be used to reduce our Las Vegas operations’ net debt; (iv) elect to contribute up to $50.0 million of capital from cash on hand to our Las Vegas operations (such contribution having the effect of increasing Adjusted EBITDA by up to $50.0 million per quarter for purposes of calculating maximum leverage (the “EBITDA true-up”)); or in some cases (v) a combination thereof.

As our Las Vegas properties did not achieve the levels of Adjusted EBITDA necessary to maintain compliance with the maximum leverage ratio for the quarterly period ending September 30, 2008, we completed a private placement of $475.0 million in convertible senior notes with our principal stockholder and his family and used a portion of the proceeds to exercise the EBITDA true-up provision. The EBITDA true-up, by itself, would not have been sufficient to maintain compliance with the maximum leverage ratio as of September 30, 2008. Accordingly, the entire proceeds from the offering were immediately contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce the net debt of the parties to the domestic credit facilities in order to maintain compliance with the maximum leverage ratio for the quarterly period ending September 30, 2008.

Based upon current Las Vegas operating estimates for the quarter ending December 31, 2008 and quarterly periods during 2009, as well as the fact that we have continued to fund our development projects outside of Las Vegas, in whole or in part, with borrowings under the U.S. senior secured credit facility, we expect the amount of our material domestic subsidiaries’ indebtedness will be beyond the level allowed under the maximum leverage ratio. If our Las Vegas Adjusted EBITDA levels do not increase sufficiently, our reduced spending on our revised global development projects, as described above, is not sufficient, and the EBITDA true-up is not sufficient or available to enable us to maintain compliance under the maximum leverage ratio, we will need to obtain significant additional capital at the parent level. As previously announced, we have been working with our financial advisor to develop and implement a capital raising program that we believe would be sufficient to address our current and anticipated funding needs; however, no assurance can be given that the program will be successful. If none of the foregoing occurs, we would need to obtain waivers or amendments under our domestic credit facilities, and no assurances can be given that we will be able to obtain these waivers or amendments. If we are unable to obtain waivers or amendments if and when necessary, we would be in default under our domestic credit facilities, which would trigger cross-defaults under our airplane financings and convertible senior notes. If such defaults or cross-defaults were to occur and the respective lenders chose to accelerate the indebtedness outstanding under these agreements, it would result in a default under our senior notes. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance any amounts that may become accelerated under such agreements. Under the terms of the U.S. senior secured credit facility, if a default or a material adverse change, as defined in the agreement, were to occur or exist at the time of borrowing, it would preclude our domestic subsidiaries from accessing any available borrowings (including the $400.0 million under the Delayed Draw II Facility, which expires November 23, 2008, and $201.1 million under the Revolving Facility). If we are not able to access these borrowings and raise sufficient additional capital, (i) we will not be able to fund our ongoing equity contributions under our Singapore credit facility, and as a result, will not be able to borrow any additional amounts under that facility, which may limit our ability to complete construction of the project, (ii) as we have fully drawn the revolving portion of our Macao credit facility, we will not be able to pay the remaining construction costs of the Four Seasons Macao and Four Seasons Private Apartments if free cash flow from the Sands Macao, The Venetian Macao and Four Season Macao is not sufficient to pay those costs, (iii) we may be unable to comply with the maximum leverage ratio covenant under we Macao credit facility at the end of the first quarter of 2009, which would result in a default under the agreement and would allow the lenders to exercise their rights and remedies under the agreement including acceleration of the indebtedness outstanding, (iv) we may not be able to continue providing working capital to our ferry operations, and (v) we would need to immediately suspend portions, if not all, of our ongoing global development projects. These factors raise a substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aggregate Indebtedness and Other Known Contractual Obligations

As of September 30, 2008, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2007, with the exception of the following changes:

	Payments Due by Period Ending September 30, 2008(12)
	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
	(In thousands)

Singapore bridge facility(1)	$—	$—	$(691,229)	$(632,530)	$(1,323,759)
Singapore permanent facility(2)	—	271,483	723,956	569,721	1,565,160
New senior secured credit facility-revolving(3)	—	—	775,860	—	775,860
New senior secured credit facility-delayed draw I(4)	5,963	11,748	11,514	569,275	598,500
Convertible senior notes(5)	—	—	—	475,000	475,000
FF&E financings(6)	13,553	81,473	—	—	95,026
Macao credit facility(7)	—	442,732	—	—	442,732
Ferry financing(8)	5,198	41,585	41,586	88,370	176,739
Fixed interest payments(9)	30,875	61,750	61,750	2,573	156,948
Variable interest payments(10)	117,808	216,169	84,906	17,302	436,185
Ferries purchase commitment(11)	52,305	—	—	—	52,305

Total	$225,702	$1,126,940	$1,008,343	$1,089,711	$3,450,696

(1)	Amount represents the payment of $1.32 billion during 2008.

(2)	Amount represents the fully drawn Singapore Permanent Facility A and the additional SGD 242.2 million (approximately $169.2 million at exchange rates in effect on September 30, 2008) borrowed during 2008 under the Singapore Permanent Facility B. The Singapore Permanent Facility A and Facility B mature on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facility A and Facility B under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $87.2 million at exchange rates in effect on September 30, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

(3)	Amount represents $775.9 million borrowed, net of repayments, during 2008 under the Revolving Facility of the New Senior Secured Credit Facility. The Revolving Facility matures on May 23, 2012, and has no interim amortization.

(4)	Amount represents $598.5 million borrowed, net of repayments, during 2008 under the Delayed Draw I Facility of the New Senior Secured Credit Facility. The Delayed Draw I Facility matures on May 23, 2014, and is subject to quarterly principal payments, in an amount equal to 0.25% of the aggregate principal amount outstanding, with a balloon payment of the remaining balance due on May 23, 2014.

(5)	Amount represents $475.0 million provided by the Convertible Senior Notes sold in September 2008. The Convertible Senior Notes mature in 2013 and are initially convertible into common stock at a price of $49.65.

(6)	Amount represents the additional $95.0 million borrowed, net of repayments, under the FF&E Financings. The FF&E Financings mature in June 2011, and are subject to quarterly principal payments in an amount equal to 5.0% of the aggregate principal outstanding, with the remaining amount due in four equal quarterly installments ending on the maturity date.

(7)	Amount represents the additional $442.7 million borrowed during 2008 under the Macao Revolving Facility. The Macao Revolving Facility matures in May 2011, and has no interim amortization.

(8)	Amount represents the ferry financing borrowed during 2008, subject to 34 quarterly payments commencing at the end of the 18-month availability period and matures in January 2018.

(9)	Amount represents the estimated fixed interest payments on the Convertible Senior Notes.

(10)	Amount represents the incremental increase in estimated variable interest payments based on the changes in long-term debt obligations noted herein. Based on September 30, 2008, London Interbank Offer Rate (“LIBOR”), Hong Kong Interbank Offer Rate (“HIBOR”) and Singapore Swap Offer Rate of 4.1%, 3.7% and 1.7%, respectively, plus the applicable interest rate margin in accordance with the respective debt agreements.

(11)	In January 2008, we entered into agreements to purchase an additional four ferries at an aggregate cost of approximately $72.0 million to be built for our Macao operations.

(12)	As of September 30, 2008, we had a $26.5 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	our ability to continue as a going concern;

•	recent disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip developments;

•	general economic and business conditions which may impact levels of disposable income, consumer spending, pricing of hotel rooms and retail and mall sales;

•	the impact of the delays and suspensions of certain of our development projects;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macao and Singapore;

•	potential visa restrictions limiting the number of visits and the length of stay for visitors from mainland China to our Macao properties;

•	our dependence upon properties in Las Vegas and Macao for all of our cash flow;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the Phase II Mall purchase and sale agreement, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas and Macao as convention and trade show destinations;

•	new taxes or changes to existing tax rates;

•	our ability to meet certain development deadlines in Macao and Singapore;

•	our ability to maintain our gaming subconcession in Macao;

•	the completion of infrastructure projects in Macao and Singapore;

•	increased competition and other planned construction projects in Macao and Singapore; and

•	the outcome of any ongoing and future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2008, LIBOR, HIBOR and Singapore Swap Offer Rate plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending September 30:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
	(In millions, except for percentages)

LIABILITIES
Long-term debt
Fixed rate(2)	$—	$—	$—	$—	$—	$725.0	$725.0	$656.7
Average interest rate(3)	—	—	—	—	—	6.5%	6.5%	8.2%
Variable rate	$99.3	$136.1	$1,397.3	$2,161.1	$1,724.9	$4,108.1	$9,626.8	$9,626.8
Average interest rate(3)	6.0%	5.9%	5.8%	5.6%	5.8%	5.5%	5.7%	5.7%
ASSETS
Cap agreements(4)	$0.1	$—	$2.8	$—	$—	$—	$2.9	$2.9

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.

(2)	In September 2008, we sold $475.0 million of our 6.5% convertible senior notes due October 1, 2013.

(3)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore Swap Offer Rate for variable-rate indebtedness. Based on variable-rate debt levels as of September 30, 2008, an assumed 100 basis point change in LIBOR, HIBOR and Singapore Swap Offer Rate would cause our annual interest cost to change approximately $96.7 million.

(4)	As of September 30, 2008, we had twelve interest rate cap agreements with an aggregate fair value of approximately $2.9 million, based on quoted market values from the institutions holding the agreements.

Borrowings under the $5.0 billion senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the Local Term Loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore permanent facility bear interest at the Singapore Swap Offer Rate plus a spread of 2.25% per annum. $67.7 million and $19.0 million of the borrowings under the airplane financings bear interest at LIBOR plus 1.5% and 1.25% per annum, respectively. Borrowings under the ferry financing bear interest at HIBOR plus 2.0% if borrowings are made in Hong Kong Dollars or LIBOR plus 2.0% if borrowings are made in U.S. Dollars. All borrowings under the ferry financing were made in Hong Kong Dollars as of September 30, 2008.

Foreign currency transaction gains for the nine months ended September 30, 2008, were $19.5 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of September 30, 2008, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $36.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Corporate Controller (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2008, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Changes in Internal Control over Financial Reporting

The only change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had materially affect, or was reasonably likely to materially affect, the Company’s internal control over financial reporting, was the opening of the Four Seasons Macao in August 2008. We have implemented controls and procedures at the Four Seasons Macao similar to those in effect at our other facilities.

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

Recent disruptions in the financial markets could adversely affect our ability to raise additional financing. If we are unable to raise additional capital in the near term, we would need to consider further suspending portions, if not all, of our remaining global development projects.

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve or when the credit contraction will stop. In particular, our business and financing plan is dependent upon completion of various financings, including additional financings in Macao and Singapore, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given the state of the current credit environment, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned development projects, and as a consequence, our results of operations and business plans. If we are unable to raise additional capital in the near term, we would need to consider further suspending portions, if not all, of our remaining global development projects.

In addition, some of our lenders may have suffered losses related to their lending and other financial dealings, especially because of the general weakening of the global economy and increased financial instability of many borrowers. As a result, some of the lenders under our credit facilities have become and may become insolvent, which could make it more difficult for us to borrow under the revolving portion of our first lien credit facility. Our financial condition and results of operations could be adversely affected if we were unable to draw funds under these facilities because of a lender default.

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

In addition, our U.S., Macao and Singapore credit agreements contain various financial covenants. For example, our domestic credit facilities require our Las Vegas operations to maintain a maximum leverage ratio of net debt to trailing twelve month Adjusted EBITDA for the quarter ending September 30, 2008 and at the end of each subsequent quarterly period. In order to comply with this maximum leverage ratio, we will need to achieve increased levels of Adjusted EBITDA at our Las Vegas operations, decrease the rate of spending on our development projects, raise additional financing and use the proceeds to reduce our Las Vegas operations’ net debt, elect to contribute up to $50.0 million of capital to our Las Vegas operations, which contribution would have the effect of increasing Adjusted EBITDA for purposes of calculating maximum leverage, or any combination thereof.

As our Las Vegas properties did not achieve the levels of Adjusted EBITDA necessary to maintain compliance with the maximum leverage ratio for the quarterly period ending September 30, 2008, we completed a private placement of $475.0 million in convertible senior notes with our principal stockholder and his family and used a portion of the proceeds to exercise the EBITDA true-up provision. The EBITDA true-up, by itself, would not have been sufficient to maintain compliance with the maximum leverage ratio as of September 30, 2008. Accordingly, the entire proceeds from the offering were immediately contributed to LVSLLC to reduce the net debt of the parties to the domestic credit facilities in order to maintain compliance with the maximum leverage ratio for the quarterly period ending September 30, 2008.

Based upon current Las Vegas operating estimates for the quarter ending December 31, 2008 and quarterly periods during 2009, as well as the fact that we have continued to fund our development projects outside of Las Vegas, in whole or in part, with borrowings under the U.S. senior secured credit facility, we expect the amount of our material domestic subsidiaries’ indebtedness will be beyond the level allowed under the maximum leverage ratio permitted under these domestic credit facilities. If our Las Vegas Adjusted EBITDA levels do not increase sufficiently, our reduced spending on our global development projects is not sufficient, and the EBITDA true-up is not sufficient or available to enable us to maintain compliance under the maximum leverage ratio, we will need to obtain significant additional capital at the parent level. As previously announced, we have been working with our financial advisor to develop and implement a capital raising program that we believe would be sufficient to address our current and anticipated funding needs; however, no assurances can be given that the program will be successful.

If we are unable to do any of the foregoing and we are unable to obtain a waiver from the lenders under our domestic credit facilities with respect to compliance under the maximum leverage ratio, we would be in default under our domestic credit facilities. If we are unable to obtain waivers or amendments if and when necessary, we would be in default under our domestic credit facilities, which would trigger cross-defaults under our airplane financings and convertible senior notes. If such defaults or cross-defaults were to occur and the respective lenders chose to accelerate the indebtedness outstanding under these agreements, it would result in a default under our senior notes. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance any amounts that may become accelerated under such agreements. In addition, if we are found to be in default under the U.S. senior secured credit facility, we would no longer be able to borrow amounts available under the U.S. senior secured credit facility and, unless we are able to raise sufficient additional capital, (i) we will not be able to fund our ongoing equity contributions under our Singapore credit facility, and as a result, will not be able to borrow any additional amounts under that facility, which may limit our ability to complete construction of the project, (ii) as we have fully drawn the revolving portion of our Macao credit facility, we will not be able to pay the remaining construction costs of the Four Seasons Macao and Four Seasons Private Apartments if free cash flow from the Sands Macao, The Venetian Macao and Four Season Macao is not sufficient to pay those costs, (iii) we may be unable to comply with the maximum leverage ratio covenant in our Macao credit facility at the end of the first quarter of 2009, which would result in a default under the agreement and would allow the lenders to exercise their rights and remedies under the agreement including acceleration of the indebtedness outstanding, (iv) we may not be able to continue providing working capital to our ferry operations, and (v) we would need to immediately suspend portions, if not all, of our remaining global development projects. These factors raise a substantial doubt about our ability to continue as a going concern.

If the operating results of The Shoppes at The Palazzo continue to be worse than we initially expected, if GGP (or any future owner of The Shoppes at The Palazzo or The Grand Canal Shoppes) breaches any of its material agreements with us, or if we are unable to maintain an acceptable working relationship with GGP (or any future owner), there could be a material adverse effect on our financial condition, results of operations or cash flows.

We have entered into agreements with GGP under which, among other things:

•	GGP remains obligated to make payments to us in connection with their purchase of The Shoppes at The Palazzo, and these payments are based on projected and, ultimately, actual net operating income for The Shoppes at The Palazzo;

•	leases for The Shoppes at The Palazzo must be jointly approved by us and GGP; and

•	GGP has agreed to operate The Grand Canal Shoppes and The Shoppes at The Palazzo subject to, and in accordance with, the cooperation agreement.

If the local and national economic downturn continues, the net operating income for The Shoppes at The Palazzo may continue to be significantly worse than expected at the time the complex was sold to GGP, and therefore the amounts GGP is obligated to pay us may also be significantly less than expected. (Several tenants at The Shoppes at The Palazzo whose sales have been less than initially expected have already asked for temporary reductions in base rent, which we and GGP have agreed to.) Further, as a result of GGP’s publicly-disclosed liquidity and leverage problems, there can be no assurance that GGP will be able to pay us future amounts owed.

GGP has also announced that (i) the mortgage loan on The Shoppes at The Palazzo is due November 28, 2008, and GGP does not expect to be able to pay off or refinance the mortgage by that date and so is attempting to obtain an extension and (ii) it is marketing The Shoppes at The Palazzo and The Grand Canal Shoppes for sale. If GGP sells either of these properties, or it is unsuccessful at refinancing the loan against The Shoppes at The Palazzo or extending the maturity date thereof and its lenders foreclose on The Shoppes at The Palazzo, the above-described agreements could, as explained below, be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we are not able to maintain an acceptable working relationship with the new owner or owners.

Each of the above-described agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP or its successors. For example:

•	if we are unable to agree with GGP on leases for remaining unleased space at The Shoppes at The Palazzo, the purchase price we will ultimately be paid for The Shoppes at The Palazzo could be substantially reduced, and there would, at least for a certain period of time, be empty space within The Shoppes at The Palazzo; and

•	the cooperation agreement that governs the relationships between The Shoppes at The Palazzo and The Palazzo and The Grand Canal Shoppes and The Venetian requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

There could be similar material adverse consequences to us if GGP breaches any of its agreements to us, such as its agreement under the cooperation agreement to operate The Grand Canal Shoppes consistent with the standards of first-class restaurant and retail complexes and the overall Venetian theme, and its various obligations as our landlord under the leases described above. Although the various agreements with GGP do provide us with various remedies in the event of any breaches by GGP and also include various dispute resolution procedures and mechanisms, these remedies, procedures and mechanisms may be inadequate to prevent a material adverse effect on our operations and financial condition if breaches by GGP occur or if we do not maintain an acceptable working relationship with GGP.

We depend on the continued services of key managers and employees. If we do not retain our key personnel or attract and retain other highly skilled employees or if our senior managers cannot work together effectively, our business will suffer.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. As described in “Item 5 — Other Information — Recent Corporate Governance Changes”, our board of directors has instituted additional corporate policies and procedures to address governance concerns raised by senior management. The success of our business depends on the continued cooperation among members of our management team. Mr. Adelson, William P. Weidner, Bradley H. Stone and Robert G. Goldstein have each entered into employment agreements, which are currently scheduled to expire on December 31, 2009; however, we cannot assure you that any of our executive officers will remain with us. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We are required to build and open our developments on parcel 3 of the Cotai Strip by August 2011. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Venetian Macao, Sands Macao, Four Seasons Macao and any other facilities developed under the subconcession.

The land concession we received from the Macao government covers parcels 1, 2 and 3. We have developed parcel 1 (The Venetian Macao) and parcel 2 (Four Seasons Macao). Under the terms of the concession, we are required to complete development of parcel 3 by August 2011. We have commenced pre-construction on parcel 3, but will not commence construction until government approvals necessary to commence construction are obtained, regional and global economic conditions improve, future demand warrants and additional financing is obtained. As a result, there is a significant risk that by the time we are able to commence construction, we will not be able to complete it by the deadline. See “— Recent disruptions in the financial markets could adversely affect our ability to raise additional financing” and, in our Annual Report on 10-K, “Risk Factors — Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.” Although we believe that if we are not able to complete the development of parcel 3 by the deadline, we will be able to obtain an extension of the deadline, if we fail to do so, the Macao government has the right, after consultation with our concessionaire, Galaxy Casino Company Limited, to unilaterally terminate our subconcession to operate Sands Macao, The Venetian Macao, Four Seasons Macao and any of our other casino operations in Macao, without compensation to us. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our results of operations and financial condition.

Our revised development plan may give one of our hotel managers for our Cotai Strip developments the right to terminate its agreements with us.

We have entered into management agreements with Starwood Hotels & Resorts Worldwide (“Starwood”) to manage a hotel under its Sheraton brand and a hotel and serviced luxury apartment hotel under its St. Regis brand, both of which are located on our Cotai Strip parcels 5 and 6. Under our revised development plan, construction of the first Sheraton tower will be temporarily suspended while we pursue project-level financing (which we target to complete within the next three to six months), but there can be no assurance that such financing will be obtained; and construction of the second Sheraton tower and the St. Regis serviced luxury apartment hotel has been suspended until conditions in the capital markets and general economic conditions improve. Our management agreements with Starwood impose certain construction and opening obligations and deadlines on us, and the delays and potential delays described above create a significant risk that we will fail to meet some or all of these obligations and deadlines. If that were to occur, Starwood would have the right to terminate its agreements with us, which would result in our having to find new managers and brands for the above-described projects, and which could have a material adverse effect on our financial condition and results of operations.

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

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. In the eight months ended August 2008, the latest information available, the occupancy rates across Las Vegas have declined by approximately 2.4%, room rates have declined by approximately 7.7% and gaming revenue has declined approximately 7.1%, compared to the eight months ended August 2007. If these trends continue, our financial condition, results of operations and cash flows may be adversely effected.

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

In early October 2008, news media reported that certain additional proposed restrictions were imposed on exit visa applicants for travel to Macao by Chinese authorities. Under the measures, residents of mainland China are restricted to making only one visit every two months instead of one visit per month. In addition, residents of mainland China visiting Hong Kong may no longer visit Macao on the same visa, but instead must obtain a separate visa for any visit to Macao. These developments have, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macao from mainland China, which could adversely impact tourism and the gaming industry in Macao.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2008, in connection with the private placement of Convertible Senior Notes, Sheldon G. Adelson and certain family trusts for the benefit of Mr. Adelson and his family, who collectively held 244,755,626 shares, or approximately 68.9% of the outstanding shares of the Company’s common stock as of September 29, 2008, delivered to the Company an executed written consent of stockholders approving the issuance of the number of shares of common stock required to be issued in connection with the conversion of the Convertible Senior Notes. This action was taken solely for the purposes of satisfying requirements of the New York Stock Exchange that require an issuer of listed securities to obtain the consent of its stockholders prior to issuing securities to affiliates if the number of shares of common stock into which the securities may be convertible or exercisable exceeds one percent of the number of shares of common stock outstanding before the issuance. Pursuant to the rules promulgated under the Securities Exchange Act of 1934, the stockholder consent will become effective 20 calendar days after we mail an information statement on Schedule 14C to our stockholders to provide them with notice of the consent. We have not yet mailed the information statement on Schedule 14C to our stockholders. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1— Organization and Business of the Company” and “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long Term Debt” for further details regarding this private placement.

ITEM 5 —	OTHER INFORMATION

Recent Corporate Governance Changes

On October 29, 2008, certain members of our management team, including Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer, William P. Weidner, President and Chief Operating Officer, Bradley H. Stone, Executive Vice President, and Robert G. Goldstein, Senior Vice President (the “Senior Management Members”), recommended to our board of directors that it institute additional corporate policies and procedures. Upon such recommendation, our board of directors formed an executive committee (the “Executive Committee”) comprised of Irwin Chafetz, Michael A. Leven and Irwin A. Siegel, with Mr. Leven being the Chairman of the Executive Committee. The role of the Executive Committee is to exercise the powers of the board of directors in between scheduled board meetings, including the power to resolve disagreements among management. Also, the board of directors gave Mr. Stone the additional responsibilities of President of Construction and Operations. The board of directors adopted these measures to address governance concerns raised by the Senior Management Members, address a number of outstanding differences between our Chief Executive Officer and other Senior Management Members and in response to a loss of confidence by certain Senior Management Members in the management of the Company and our governance process.

Appointment of Chief Financial Officer

We have appointed Kenneth J. Kay, 53, as the Senior Vice President and Chief Financial Officer of the Company, effective on December 1, 2008. Mr. Kay will also serve as our principal financial officer. Mr. Kay will start his new position with the Company and assume the duties and responsibilities in connection therewith on December 1, 2008.

Singapore Update

In November 2008, the Casino Regulatory Authority of Singapore (the “CRA”) informed us, following our submission, that our proposed casino floor plan for the Marina Bay Sands complies with the CRA’s requirements for casino layout. This floor plan would permit Marina Bay Sands to feature up to 1,000 table games (increasing its original layout from 600). The layout of our final casino floor plan as well as other casino matters will be subject to final approval from the CRA when we apply for our casino license next year.

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

4.1	Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to the Company’s Form 3-ASR filed on November 6, 2008).
4.2	First Supplemental Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as Trustee.
10.1	Convertible Note Purchase Agreement, dated September 30, 2008, by and among Las Vegas Sands Corp. and the Purchaser named therein.
10.2	Amended and Restated Registration Rights Agreement, dated as of September 30, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson, the other Adelson Holders (as defined therein) and the Other Holders (as defined therein) that are party to this Agreement from time to time.
10.3	Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein.
10.4	Employment Agreement, dated as of October 1, 2006, by and between Las Vegas Sands Corporation and Michael Quartieri.
10.5	Amendment, effective October 24, 2008, to Land Concession by Lease between Macau Special Administrative Region and Venetian Cotai Limited.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Corporate Controller (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Corporate Controller (Principal Financial Officer) of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

November 10, 2008

By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Corporate Controller
(Principal Financial Officer)

November 10, 2008