Form 10-K
period 2008-12-31
LAS VEGAS SANDS CORP
filed 2009-03-02
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,997,446,350 based on the closing sale price on that date as reported on the New York Stock Exchange.

The Company had 652,831,025 shares of common stock outstanding as of February 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2009 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

ii

PART I

ITEM 1. —	BUSINESS

Overview

Las Vegas Sands Corp. and its subsidiaries (“we” or the “Company”) own and operate The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and The Sands Expo and Convention Center (the “Sands Expo Center”) in Las Vegas, Nevada, and the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”) and the Four Seasons Hotel Macao, Cotai StripTM (the “Four Seasons Macao”) in Macao, People’s Republic of China (“China”). We are also creating a master-planned development of integrated resort properties, anchored by The Venetian Macao, which we refer to as the Cotai Striptm in Macao. In addition, we are developing Marina Bay Sands, an integrated resort in Singapore, and Sands Casino Resort Bethlehem (the “Sands Bethlehem”), an integrated resort in Bethlehem, Pennsylvania.

Our Company

Las Vegas Sands Corp. (“LVSC”) was incorporated as a Nevada corporation in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Immediately prior to our initial public offering in December 2004, we acquired 100% of the capital stock of Las Vegas Sands, Inc. (“LVSI”), a Nevada corporation and the direct or indirect owner and operator of The Venetian Las Vegas, Sands Expo Center and Sands Macao, by merging LVSI with and into our wholly-owned subsidiary, leaving LVSI as the surviving subsidiary. LVSI was incorporated in Nevada in April 1988. In July 2005, LVSI was converted into a limited liability company and changed its name to Las Vegas Sands, LLC (“LVSLLC”).

Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Our telephone number at that address is (702) 414-1000. Our website address is www.lasvegassands.com. The information on our website under “Investor Information” is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”

Our principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. Management reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of our ferry operations). Management also reviews construction and development activities for each of its primary projects, some of which have been suspended (as further described below): The Venetian Las Vegas; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of the ferry operations and various other operations that are ancillary to our properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes, our St. Regis-branded Las Vegas condominium project and Sands Bethlehem). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (collectively, the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information.”

Operations

Las Vegas

With the opening of The Palazzo in December 2007, our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space, which includes approximately 260 table games and 2,850 slot machines.

The Venetian Las Vegas has 4,027 suites situated in a 3,014-suite, 35-story three-winged tower rising above the casino and the 1,013-suite, 12-story Venezia tower situated above a parking garage. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 130 table games and 1,450 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Clubtm offering high-end services and amenities to VIP customers, including luxurious suites, spa facilities and private gaming rooms; a Canyon Ranch SpaClub, operated by Canyon Ranch; and a theater/entertainment complex featuring a wide variety of entertainment. The Venetian Las Vegas also includes an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to General Growth Partners (“GGP”) in 2004.

The Palazzo features modern European ambience and design reminiscent of Italian affluent living, is situated adjacent to and north of The Venetian Las Vegas, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo is approximately 105,000 square feet of gaming space and has approximately 130 table games and 1,400 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,066 suites and includes a Canyon Ranch SpaClub; a Paiza Club; an entertainment center; and an enclosed shopping and dining complex of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.

With approximately 1.2 million gross square feet of exhibit and meeting space, Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage). We also own and operate an approximately 1.1 million gross square foot meeting and conference facility that links Sands Expo Center to The Venetian Las Vegas and The Palazzo. Together, we offer approximately 2.3 million gross square feet of state-of-the-art exhibition and meeting facilities that can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows. Management believes that these combined facilities, together with the on-site amenities offered by The Venetian Las Vegas and The Palazzo, provide a flexible and expansive space for large-scale trade shows and conventions.

Management markets the meeting and conference facility to complement the operations of Sands Expo Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of Sands Expo Center’s events. Events at our exhibition and meeting facilities typically take place during the mid-week when Las Vegas hotels and casinos experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peaks. Our goal is to draw from attendees and exhibitors at these facilities to maintain mid-week demand at our hotels from this higher-budget market segment, when room demand would otherwise be derived from the lower-budget tour-and-travel-group market segment. In 2008, approximately 1.3 million visitors attended meetings, trade shows and conventions at Sands Expo Center and our meeting and conference facilities.

Macao

Our Macao operations consist of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between the Gonbei border gate and the central business district. This location provides the Sands Macao primary access to a large customer base, particularly the approximately 9.7 million visitors who arrived in Macao by ferry in 2008. The Sands Macao includes approximately 229,000 square feet of gaming space and currently has approximately 450 table games and 1,100 slot machines or similar electronic gaming devices. The

Sands Macao also includes a 289-suite hotel tower, several restaurants, a spacious Paiza Club, a theater and other high-end services and amenities.

On August 28, 2007, we opened The Venetian Macao, the anchor property for our Cotai Strip development, which is located approximately two miles from Macao’s Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The Venetian Macao includes approximately 550,000 square feet of gaming space and has approximately 620 table games and 2,130 slot machines or similar electronic gaming devices, and a designed capacity of approximately 1,150 table games and 7,000 slot machines or similar electronic gaming devices. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, also features a 39-floor luxury hotel tower with over 2,900 suites; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and a 1,800-seat theater that features Zaia, an original production from Cirque Du Soleil.

Management believes that the convention center and meeting room complex combined with the on-site amenities offered at The Venetian Macao provides a flexible and expansive space for large-scale trade shows and conventions. We market The Venetian Macao similar to our Las Vegas Operating Properties, with events at the convention and meeting room complex typically taking place during the week when hotels and casinos in Macao normally experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peak. Our goal is to draw from attendees and exhibitors at our convention and meeting room complex to maintain mid-week demand at our hotel from this higher-budget market segment.

On August 28, 2008, we opened the Four Seasons Macao, which is located adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotels Inc.; approximately 70,000 square feet of gaming space with approximately 120 table games and 200 slot machines or similar electronic gaming devices; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature 19 Paiza mansions, which are currently expected to open in the second quarter of 2009, and the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which will consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units and common areas. These units are intended for sale and are currently expected to open in the third quarter of 2009. As of December 31, 2008, we have capitalized construction costs of $873.4 million for this project (including $110.0 million of outstanding construction payables). We expect to spend approximately $360 million on costs to complete the Paiza mansions and Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay for outstanding construction payables.

Development Projects

Given current conditions in the capital markets and the global economy and their impact on our ongoing operations, on November 10, 2008, we announced our revised development plan to suspend portions of our development projects and focus our development efforts on those projects with the highest rates of expected return on invested capital. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts.

United States Development Projects

Sands Bethlehem

We are in the process of developing Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. In August 2007, our indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks

Gaming and more than 35% of the economic interest of the retail portion of the property through our ownership interest in Sands Bethworks Retail, LLC (“Sands Bethworks Retail”).

We are continuing construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and will include a variety of dining options, as well as the parking garage and surface parking. As part of the revised development plan, construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been temporarily suspended and are intended to recommence when capital markets and general economic conditions improve. As of December 31, 2008, we have capitalized construction costs of $417.8 million for this project (including $68.3 million of outstanding construction payables). We expect to spend approximately $360 million on additional costs to complete the construction of the casino and parking components, costs to prepare the remaining portion of the site for delay, FF&E (including the additional 2,000 slot machines to be added six months after the opening date), pre-opening and other costs, and to pay outstanding construction payables. We expect to open the casino and parking components in the second quarter of 2009. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable.

St. Regis Residences

We had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), which is situated between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip and was expected to feature approximately 400 luxury residences. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when these conditions improve and expect that it will take approximately 18 months from when construction recommences to complete the project. As of December 31, 2008, we have capitalized construction costs of $173.0 million for this project (including $49.8 million of outstanding construction payables). We expect to spend approximately $60 million on additional costs to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), and to pay outstanding construction payables. The impact of the suspension on the estimated overall cost of the project is currently not determinable.

Macao Development Projects

We have submitted plans to the Macao government for our Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao on an area of approximately 200 acres (which we refer to as parcels 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. We had commenced construction or pre-construction for these five parcels and planned to own and operate all of the casinos in these developments under our Macao gaming subconcession. In addition, we were completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We intended to develop our other Cotai Strip properties as follows:

•	Parcels 5 and 6 were intended to include multi-hotel complexes with a total of approximately 6,400 luxury and mid-scale hotel rooms, a casino, a shopping mall and approximately 320 serviced luxury apartment hotel units. We will own the entire development and have entered into management agreements with Shangri-La Hotels and Resorts (“Shangri-La”) to manage two hotels under its Shangri-La and Traders brands, and Starwood Hotels & Resorts Worldwide (“Starwood”) to manage hotels under its Sheraton brand and a hotel and serviced luxury apartment hotel under its St. Regis brand. Under our revised development plan, we will sequence the construction of the project due to difficulties in the capital markets and the overall decline in general economic conditions. Phase I of the project includes the Shangri-La and Traders tower and the first Sheraton tower, along with the podium that encompasses the casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space. We have suspended construction of phase I while we pursue project-level financing; however, there can be no assurance that such financing will be obtained. If and when financing has been obtained, we expect it will take approximately twelve months to complete construction of phase I. Construction of phase II of the project, which includes the second Sheraton tower and the St. Regis hotel and serviced luxury apartment hotel, has been suspended until conditions in the capital markets and general economic conditions improve. As of December 31, 2008, we have capitalized construction costs of $1.65 billion for this project (including $152.6 million of outstanding construction payables). We expect to spend approximately $540 million on additional costs to prepare the site for delay and to pay outstanding construction payables. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable. Our management agreements with Shangri-La and Starwood impose certain construction deadlines and opening obligations on us, and the delays described above create a significant risk that we may not be able to meet these deadlines and obligations. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — Our revised development plan may give certain of our hotel managers for our Cotai Strip developments the right to terminate their agreements with us.”

•	Parcels 7 and 8 were intended to include multi-hotel complexes with luxury and mid-scale hotel rooms, a casino, a shopping mall and serviced luxury apartment hotel units. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotel units on parcel 7, and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotel units on parcel 8. We had commenced pre-construction and have capitalized construction costs of $119.3 million as of December 31, 2008. We intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer. We have signed a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury apartment hotel units under the Intercontinental brand, on this site. In total, the multi-hotel complex was intended to include a casino, a shopping mall and the serviced luxury apartment hotels units. We had commenced pre-construction and have capitalized construction costs of $35.6 million as of December 31, 2008. We intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction of our Cotai Strip developments on our overall estimated cost to build is currently not determinable. As of December 31, 2008, we have capitalized an aggregate of $5.3 billion in construction costs for these Cotai Strip projects, including The Venetian Macao and Four Seasons Macao. We will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

We have received a land concession from the Macao government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at our option in accordance with Macao law, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums, which are either payable over four years or are due upon the completion of the corresponding integrated resort, as well as annual rent for the term of the land concession. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use.

We do not yet have all the necessary Macao government approvals that we will need in order to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3, as previously noted, but have not yet been granted land concessions for parcels 5, 6, 7 and 8. We are in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $1.77 billion in capitalized costs related to our developments on parcels 5, 6, 7 and 8 as of December 31, 2008.

Under our land concession for parcels 1, 2 and 3, we are required to complete the development of parcel 3 by August 2011. We believe that if we are not able to complete the development of parcel 3 by the deadline, we will be able to obtain an extension; however, no assurances can be given that an extension will be granted by the Macao government. If we are unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not separated from the portions related to parcels 1 and 2, we could lose our land concession for parcels 1, 2 and 3, which would prohibit us from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession, and we could forfeit all or a substantial portion of our $3.53 billion in capitalized costs related to our developments on parcels 1, 2 and 3 as of December 31, 2008. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — We are required to build and open our developments on parcel 3 of the Cotai Strip by August 2011. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Venetian Macao, Four Seasons Macao and any other facilities developed under the land concession.”

Singapore Development Project

In August 2006, our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. We are continuing to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. As of December 31, 2008, we have capitalized 3.24 billion Singapore dollars (“SGD,” approximately $2.25 billion at exchange rates in effect on December 31, 2008) in costs for this project, including the land premium and SGD 378.4 million (approximately $263.0 million at exchange rates in effect on December 31, 2008) of outstanding construction payables. As of December 31, 2008, we expect to spend approximately SGD 4.7 billion (approximately $3.27 billion at exchange rates in effect on December 31, 2008) on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables through 2011, of which approximately SGD 2.59 billion (approximately $1.80 billion at exchange rates in effect on December 31, 2008) is expected to be spent in 2009 before the project opens. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we intend to continue construction on our existing timeline with the majority of the project targeted to open in late 2009 or early 2010.

Hengqin Island Development Project

We have entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, we were informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with us to advance the development of the project. Under the revised development plan, we have indefinitely suspended the project.

Other Development Projects

When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In July 2008, we withdrew our previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

The Las Vegas Market

The hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. Competitors of our Las Vegas Operating Properties include resorts on the Las Vegas Strip, such as the Bellagio, Mandalay Bay, Wynn Las Vegas, Encore and Caesars Palace, and properties off the Las Vegas Strip. In addition, several large projects are expected to open in the next several years; some of these facilities are or will be operated by companies that may have significant name recognition and financial and marketing resources and may target the same customers as we do. We also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our financial condition, results of operations or cash flows. Our Las Vegas Operating Properties also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, internet gaming websites and state lotteries. As a result of the current economic environment and a reduction in discretionary consumer spending, the nature of the current operating environment may lend itself to increased competition particularly along the Las Vegas Strip. See “Item 1A — Risk Factors — Risks Related to Our Business — Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.”

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could significantly and adversely affect our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could adversely effect our financial condition, results of operations or cash flows.

Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the “LVCC”), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. A major expansion project for the LVCC is expected to be completed in 2011. In addition to the LVCC, Mandalay Bay, MGM Grand Hotel and Casino, Mirage and Wynn Las Vegas have convention and conference facilities that compete with our Las Vegas Operating Properties. Several large projects, which are expected to open in the next several years, may include additional convention and conference facilities.

To the extent that any of the competitors of our Las Vegas Operating Properties can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, our competitive advantage in attracting trade show and convention, conference and meeting attendees could be adversely affected. In addition, other American cities are in the process of developing, or have announced plans to develop, convention center and other meeting, trade and exhibition facilities that may compete with ours.

The Macao Market

Macao as a Gaming and Resort Destination

Macao is regarded as the largest gaming market in the world and is the only market in China to offer legalized casino gaming. In May 2004, Sands Macao became the first Las Vegas-style casino to open in Macao and with our openings of The Venetian Macao in August 2007 and the Four Seasons Macao in August 2008, we believe that our high-quality gaming product has enabled us to capture a meaningful share of the overall market, including the VIP player market segment, in Macao.

Gaming revenues in Macao in 2008 reached $13.6 billion, a 31.0% increase over 2007. Visits to Macao were up 11.8% in 2008, when compared to 2007. According to Macao government statistics, during 2008 (through November), 21.4% of visitors traveling to Macao stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was between 1 and 2 nights. We expect this length of stay to increase with increased visitation, the expansion of gaming and non- gaming amenities including retail, entertainment, meeting and convention facility offerings, and the addition of upscale hotel accommodations in Macao.

Table games are the dominant form of gaming in Asia with baccarat being the most popular game, followed by other traditional U.S. and Asian games. Slot machines are offered in Macao, but the structure of the gaming market in Macao has historically favored table gaming. With the increase in the mass gaming market in Macao, slot machines are becoming an important feature of the market. We expect the slot machine business to grow in Macao, and we intend to continue to introduce more modern and popular products that appeal to the Asian marketplace.

We believe that as new facilities and standards of service are introduced, Macao will become an even more desirable tourist destination. The improved experience of visitors to Macao should lead to longer stays, an increase in repeat visitation from existing feeder markets and the opening of several new feeder markets. In addition, we believe that an expanding Chinese middle class will eventually lead to increased travel to Macao and generate increased demand for gaming, entertainment and resort offerings as global general economic conditions improve.

Proximity to Major Asian Cities

Approximately 1.0 billion people are estimated to live within a three-hour flight from Macao and approximately 3.0 billion people are estimated to live within a five-hour flight from Macao. According to Macao government statistics, 85.2% of the tourists who visited Macao in 2008 came from Hong Kong or mainland China. Although the total number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 38.9% in 2003 to 27.2% in 2008, while visitors from mainland China made up 58.0% of total visitors to Macao in 2008. Recent travel restrictions from mainland China are affecting overall visitation to Macao. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.”

Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short period of time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macao, Zhuhai, Shenzhen, Guangzhou or to Hong Kong (followed by a road, ferry or helicopter trip to Macao). In addition, numerous carriers fly directly into Macao International Airport from many major cities in Asia. The relatively easy access from major population centers promotes Macao as a popular gaming and resort destination in Asia.

Macao draws a significant number of gaming customers from both visitors to and residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, The Cotai Strip CotaiJettm, which we opened in late 2007. Macao is also accessible from Hong Kong by helicopter. In addition, the proposed bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between central Hong Kong and Macao. The bridge is expected be completed sometime between 2015 and 2016.

The Macao pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macao; however, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the legal currency in China. In addition, restrictions on the export of the renminbi may impede the flow of gaming customers from mainland China to Macao, inhibit the growth of gaming in Macao or negatively impact our gaming operations.

Competition in Macao

Gaming in Macao is administered through government-sanctioned concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. The Macao government has undertaken contractually not to grant additional gaming concessions until April 1, 2009. If the Macao government were to allow additional competitors to operate in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.

SJM, controlled by Stanley Ho, holds one of the three concessions and currently operates 19 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao, with over 40 years of operating experience in Macao. Many of its 19 casinos are relatively small facilities that are offered as amenities in hotels; however, a number are large operations enjoying significant recognition by gaming customers in the marketplace. SJM was obligated to invest at least approximately 4.7 billion patacas (approximately $588.8 million at exchange rates in effect on December 31, 2008) by March 31, 2009, under its concession agreement with the Macao government. SJM’s projects include the recently expanded Grand Lisboa, the Fisherman’s Wharf entertainment complex and other projects. MGM Grand Paradise Limited, a joint venture between MGM MIRAGE and Stanley Ho’s daughter, Pansy Ho Chiu-King, obtained a subconcession in April 2005 allowing it to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and features approximately 600 rooms, 375 table games, 900 slot machines, restaurants and entertainment amenities.

Galaxy Casino Company Limited (“Galaxy”) holds a concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macao government. Galaxy was obligated to invest at least 4.4 billion patacas (approximately $551.2 million at exchange rates in effect on December 31, 2008) by June 2012 under its concession agreement with the Macao government. Galaxy currently operates five casinos in Macao, including StarWorld Hotel, which opened in October 2006 and has over 500 hotel rooms and a 140,000 square foot gaming floor. Galaxy Macau, which will be located adjacent to The Venetian Macao, is currently expected to open in 2010 and upon completion will feature approximately 2,500 hotel rooms and capacity for 700 table games and 4,000 slot machines.

Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds the third concession. Wynn Macau opened in September 2006 and with its expansion in late 2007, now includes an approximately 600-room hotel, a casino and other non-gaming amenities. In 2006, Wynn Resorts Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”), which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, the PBL affiliate opened the Crown Macau, which includes an approximately 216-room hotel, a casino and other non-gaming amenities, and is currently constructing the City of Dreams, an integrated casino resort located adjacent to our Cotai Strip parcels 5 and 6, the first phase of which is set to open in summer of 2009.

Our Macao operations will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia, and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. We will also encounter competition from other major gaming centers worldwide.

Advertising and Marketing

We advertise in many types of media, including television, internet, radio, newspapers, magazines and billboards, to promote general market awareness of our properties as unique vacation, business and convention destinations due to our first-class hotels, casinos, retail stores, restaurants and other amenities. We actively engage in direct marketing as allowed in various geographic regions, which is targeted at specific market segments, including the premium slot and table games markets.

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

LVSLLC is licensed by the Nevada Gaming Authorities to operate both The Venetian Las Vegas and The Palazzo as a single resort hotel as set forth in the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. LVSLLC is also registered as an intermediary company of Venetian Casino Resort, LLC (“VCR”). VCR is licensed as a manufacturer and distributor of gaming devices. LVSLLC and VCR are collectively referred to as the “licensed subsidiaries.” LVSC is registered with the Nevada Commission as a publicly traded corporation (the “registered corporation”). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We, and the licensed subsidiaries, possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian Las Vegas and The Palazzo.

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

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock re-purchase programs under the Nevada Act), may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes.

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

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners holding more than 5% of its voting securities. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, the purchase for cash at fair market value.

Our charter documents include provisions intended to help us comply with these requirements.

The Nevada Commission may, in its discretion, require the holder of any debt security of a registered corporation to file an application, be investigated and be found suitable to own the debt security of such registered corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities; or

•	pays the unsuitable person remuneration in any form.

We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities and we are also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that such securities are subject to the Nevada Act; however, to date, no such requirement has been imposed on us.

We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 20, 2008, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “shelf approval”). The shelf approval includes prior approval by the Nevada Commission permitting us to place restrictions on the transfer of the membership interests and to enter into agreements not to encumber the membership interests of LVSLLC. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.

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

The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Board of Directors in response to a tender offer made directly to our stockholders for the purposes of acquiring control of the registered corporation.

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

The tax on gross revenues received is generally 6.75%. In addition, an excise tax is paid by us on charges for admission to any facility where certain forms of live entertainment are provided. VCR is also required to pay certain fees and taxes to the State of Nevada as a licensed manufacturer and distributor.

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

The sale of alcoholic beverages by the licensed subsidiaries on the casino premises and Sands Expo Center is subject to licensing, control and regulation by the applicable local authorities. Our licensed subsidiaries have obtained the necessary liquor licenses to sell alcoholic beverages. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon our operations.

Commonwealth of Pennsylvania

Sands Bethworks Gaming is subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board, the Pennsylvania State Police and other agencies (collectively, the “PaGCB”).

On December 20, 2006, we were awarded one of two category 2 “at large” gaming licenses available in Pennsylvania, and a location in the Pocono Mountains was awarded the other category 2 “at large” license. On the same day, two category 2 licenses were awarded to applicants for locations in Philadelphia, one category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded permanent category 1 licenses. The principal difference between category 1 and category 2 licenses is that the former is available only to certain race tracks. A category 1 or category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania, and in August 2007 were issued our gaming license by the Pennsylvania Gaming Control Board. Just prior to the opening of Sands Bethlehem, we will be required to make a deposit of $5.0 million to cover weekly withdrawals of our appropriate share of the cost of regulation and the amount withdrawn must be replenished weekly.

We must notify the PaGCB if we become aware of any proposed or contemplated change of control including more than 5% of the ownership interests of Sands Bethworks Gaming or of more than 5% of the ownership interests of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, including LVSC. The acquisition by a person or a group of persons acting in concert of more than 20% of the ownership interests of Sands Bethworks Gaming or of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming with the exception of the ownership interest of a person at the time of the original licensure when the license fee was paid, would be defined as a change of control under applicable Pennsylvania gaming law and regulations. Upon a change of control, the acquirer of the ownership interests would be required to qualify for licensure and to pay a new license fee of $50.0 million. The PaGCB retains the discretion to eliminate the need for qualification and may reduce the license fee upon a change of control. The PaGCB may provide up to 120 days for any person who is required to apply for a license and who is found not qualified to completely divest the person’s ownership interest.

Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant’s good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances and under the regulations of the PaGCB, an “institutional investor” as defined under the regulations of the PaGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of our voting securities, may not be required to be licensed by the PaGCB provided the PaGCB grants a waiver of the licensure requirement. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.

In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.

Subsequent to year-end, the PaGCB approved our petition seeking its consent of the suspension of the hotel, retail and multi-purpose center components of Sands Bethlehem. This approval is subject to monthly reviews by the PaGCB’s financial suitability task force and our meetings with this task force to evaluate our potential to finance the completion of the suspended components of the project. Once the task force determines that we have the potential the finance the suspended components, a public hearing will be set to consider establishing a completion date for the overall project.

Macao Concession and Our Subconcession

In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao and Four Seasons Macao, separately from Galaxy. Under the subconcession agreement, we were obligated to develop and open The Venetian Macao and a convention center by December 2007, which we did. We are also obligated to operate casino games of chance or games of other forms in Macao and are required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $551.2 million at exchange rates in effect on December 31, 2008) in various development projects in Macao by June 2009, which have been fulfilled.

If the Galaxy concession is terminated for any reason, our subconcession will remain in effect. The subconcession may be terminated by agreement between ourselves and Galaxy. Galaxy is not entitled to terminate the subconcession unilaterally; however, the Macao government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. Galaxy will develop hotel and casino projects separately from us.

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

Our subconcession agreement requires approval of the Macao government for transfers of shares, or of any rights over such shares, in any of the direct or indirect stockholders in VML, including us, provided that such shares or rights are, directly or indirectly, equivalent to an amount that is equal or higher than 5% of the share capital in VML. This approval requirement will not apply, however, if the securities are listed and tradable on a stock exchange. In addition, this agreement requires that the Macao government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, including us, provided that such shares or rights are indirectly equivalent to an amount that is equal or higher than 5% of the share capital in VML. This notice requirement will not apply, however, to securities listed and tradable on a stock exchange.

The Macao gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. Our shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macao government. VML is required to immediately notify the Macao government should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% of the share capital, or any officer, director or key employee. Changes in licensed positions must be reported to the Macao gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macao gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macao gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macao gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.

Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a company incorporated in Macao and registered with the Macao Companies and Moveable Assets Registrar (a “Macao registered corporation”) beyond the period of time prescribed by the Macao gaming authorities may lose their rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

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

The Macao gaming authorities must give their prior approval to changes in control of VML through a merger, consolidation, stock or asset acquisition, management or consulting agreement or any act or conduct by any person whereby he or she obtains control. Entities seeking to acquire control of a Macao registered corporation must satisfy the Macao gaming authorities concerning a variety of stringent standards prior to assuming control. The Macao

Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

The Macao gaming authorities may consider that some management opposition to corporate acquisitions, repurchases of voting securities and corporate defense tactics affecting Macao gaming licensees, and Macao registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming.

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

If our subconcession is terminated in the event of a default, the casinos and gaming-related equipment would be automatically transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. In many of these instances, the subconcession agreement does not provide a specific cure period within which any such events may be cured and, instead, we would rely on consultations and negotiations with the Macao government to give us an opportunity to remedy any such default.

The Sands Macao, The Venetian Macao and Four Seasons Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.

Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, the casinos and gaming-related equipment will automatically be transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem our subconcession by giving us at least one year prior notice and by paying us fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right.”

Under the subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2008). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,580, $18,790 and $125, respectively, at exchange rates in effect on December 31, 2008), subject to a minimum of 45.0 million patacas (or $5.6 million at exchange rates in effect on December 31, 2008). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage will be subject to change in 2010.

Currently, the gaming tax in Macao is calculated as a percentage of gross gaming revenue; however, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if we extend credit to our customers in Macao and are unable to collect on the related receivables from them, we have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables. We are currently offering credit to customers in Macao on a very limited basis. If the laws are not changed, our business in Macao may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax laws in Macao, there can be no assurance that the laws will be changed.

We have received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2013. See “Item 1A — Risk Factors — Risks

Associated with Our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2013.”

Development Agreement with Singapore Tourism Board

On August 23, 2006, MBS entered into the Development Agreement with the STB to design, develop, construct and operate an integrated resort in Singapore called Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort will include, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS expects the Development Agreement will be amended to reflect an agreement between MBS and the STB once approval is obtained on the final design plans of the integrated resort. MBS is one of two companies that has been awarded a concession to operate a casino in Singapore. Under the Development Agreement, the STB has provided a ten-year exclusive period (the “Exclusivity Period,” which began March 1, 2007) during which only two licensees will be granted the right to operate a casino in Singapore. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and roadworks within and/or outside the project site.

The term of the casino concession provided under the Development Agreement is for 30 years commencing from the date the Development Agreement was entered into. In order to renew the casino concession, MBS must give notice to the STB and other relevant authorities in Singapore at least five years before its expiration in August 2036. The Singapore government may terminate the casino concession prior to its expiration in order to serve the best interests of the public, in which event fair compensation will be paid to MBS.

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

The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project, and prohibitions on any such subdivision during the Exclusivity Period. The Development Agreement also contains provisions relating to the construction of the project and associated deadlines for substantial completion and opening; the location of the casino within the project site and casino licensing issues; insurance requirements; and limitations on MBS’ ability to assign the lease or sub-lease any portion of the land during the exclusivity period. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.

The Development Agreement requires MBS to invest at least SGD 3.85 billion (approximately $2.68 billion at exchange rates in effect on December 31, 2008) in the integrated resort, which investment is to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license, which will not be granted by the relevant authorities in Singapore until at least 50% of the required investment has been made and at least 50% of the construction of the integrated resort is complete. MBS must complete the construction of the Marina Bay Sands by no later than August 22, 2014. MBS continues to pursue a construction schedule targeting the completion of the casino and a substantial portion of the integrated resort by the end of 2009 with the balance of the integrated resort to open in 2010, according to a timetable currently being discussed with the STB and Singapore government. Under the terms of the Development Agreement, MBS has agreed to design, develop and construct the integrated resort in accordance with the plans set forth in its response to the request for proposal which was ultimately accepted by the STB. Any changes in the overall design and the components of the integrated resort from what was contained in the response to the request for proposal will require the prior approval of the Singapore government.

Employees whose job duties relate to the operations of the casino will need to be licensed by the relevant authorities in Singapore. MBS will also have to comply with internal control standards concerning the location, floor plans and layout of the casino; internal controls with respect to casino operations; relationships with and permitted payments to junket operators; security; casino access by Singaporeans and non-Singaporeans; and those relating to social controls and maintaining law and order. Final regulations and internal control standards have not been published, but MBS is actively engaged in a regular dialogue with the relevant authorities in Singapore in connection with the drafting, adoption and compliance with these regulatory requirements.

Under the Development Agreement, MBS will have to pay an annual license fee that will cover the costs of implementing and enforcing the proposed regulations. This is expected to be between SGD 12.5 million to SGD 15.0 million (approximately $8.7 million and $10.4 million, respectively, at exchange rates in effect on December 31, 2008) and will be reviewed every three years. During the Exclusivity Period, the Company must continue to be the single largest entity with a direct or indirect controlling interest of at least 20% in MBS. The Company is currently a 100% indirect controlling shareholder of MBS.

There will be a casino tax of 15% imposed on the gross gaming revenue from the casino, except in the case of gaming by premium players, in which case a casino tax of 5% will be imposed on the gross gaming revenue generated from such players. The tax rates will not be changed for at least 15 years. The casino tax will be deductible against the corporate income tax payable by MBS to the Singapore tax authorities. The provision for bad debts arising from the extension of credit granted to gaming patrons will not be deductible against gross gaming revenue when calculating the casino tax, but will be deductible for the purposes of calculating corporate income tax (subject to the prevailing law). MBS will be permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but will not be permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.

The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet). The following will not be counted towards the gaming area: back of house facilities, reception, toilets, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. The casino located within Marina Bay Sands may not have more than 2,500 gaming machines, but there is no limit on the number of tables for casino games permitted in the casino. In November 2008, the Casino Regulatory Authority of Singapore (the “CRA”) informed us, following our submission, that our conceptual casino floor plan for Marina Bay Sands complies with the CRA’s requirements for casino layout. This floor plan would permit Marina Bay Sands to feature up to 1,000 table games (increasing its original layout from 600). The layout of our final casino floor plan as well as other casino matters will be subject to final approval from the CRA when we apply for our casino license in 2009.

Employees

We directly employ approximately 28,500 employees worldwide and hire temporary employees on an as-needed basis. The employees at The Venetian Las Vegas and The Palazzo are not covered by collective bargaining agreements. We are not aware of any union activity at our Macao operations. We believe that we have good relations with our employees.

Hotel Employees and Restaurant Employees International Union, which merged in 2004 with the Union of Needletrades Industrial and Textile Employees forming UNITE HERE currently has local unions on the Las Vegas

Strip including Local 226 Culinary and Bartenders Local 165. Other unions currently on the Las Vegas Strip include the Transport Workers Union of America representing Las Vegas Dealers Local 721, the Operating Engineers Union and the Teamsters Union. Prior to and after the opening of The Venetian Las Vegas, Local 226 has requested that we recognize it as the bargaining agent for employees of The Venetian Las Vegas. We have declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel/casino operators have taken a similar position, Local 226 has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing. Local 226 has engaged in these types of tactics in the past with respect to The Venetian Las Vegas and may continue to do so. Although we believe we will be able to operate despite such tactics, no assurance can be given that we will be able to do so or that the failure to do so would not result in a material adverse effect on our financial condition, results of operations or cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material effect on our financial condition, results of operations or cash flows.

Certain culinary personnel are hired from time to time for trade shows and conventions at Sands Expo Center and are covered under a collective bargaining agreement between Local 226 and Sands Expo Center. This collective bargaining agreement expired in December 2000 but automatically renews for annual periods on an annual basis. As a result, Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.

Intellectual Property

Our principal intellectual property consists of, among others, the Sands, Venetian, Palazzo and Paiza trademarks, all of which have been registered or allowed in various classes in the U.S. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the U.S., Macao and Singapore. We have also registered and/or applied to register many of our trademarks in various foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Agreements Relating to the Malls

The Grand Canal Shoppes

On April 12, 2004, we entered into an agreement with GGP to sell The Grand Canal Shoppes and lease to GGP certain restaurant and other retail space at the casino level of The Venetian Las Vegas for approximately $766.0 million. We completed the sale of The Grand Canal Shoppes on May 17, 2004. On the same date, we leased to GGP 19 spaces on the casino level of The Venetian Las Vegas currently occupied by various retail and restaurant tenants for 89 years with annual rent of one dollar, and GGP assumed our interest as landlord under the various space leases associated with these 19 spaces. In addition, on the same date, we agreed with GGP to:

•	continue to be obligated to fulfill certain lease termination and asset purchase agreements;

•	lease the portion of the Blue Man Group theater space located within The Grand Canal Shoppes from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year;

•	lease the gondola retail store and the canal space located within The Grand Canal Shoppes from GGP (and by amendment the extension of the canal space extended into The Shoppes at The Palazzo) for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.5 million per year; and

•	lease certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual rent of approximately $0.9 million.

The lease payments relating to the Blue Man Group theater, the canal space within The Grand Canal Shoppes and the office space from GGP are subject to automatic increases of 5% in the sixth lease year and each subsequent fifth lease year.

The Shoppes at The Palazzo

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) are to be made based on projected net operating income for the then upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) and will be based on the previously described formula. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting. Under the Amended Agreement, we leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces.

Pursuant to the Amended Agreement, we received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. Subsequent to year-end, we have agreed in principle with GGP to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, until March 2010. Due to the general downturn in national and local retail, economic and market conditions, there can be no assurance of what the final purchase price will be, although we currently believe that it will be in excess of costs incurred in constructing The Shoppes at The Palazzo; however, if circumstances change, we may be required to record an impairment charge in the future. Based on GGP’s current financial condition, there can be no assurance that GGP will make its future periodic payments.

Cooperation Agreement

Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes, The Shoppes at The Palazzo and the currently delayed St. Regis Residences, though separately owned, to be integrally related components of one facility (the “Integrated Resort”). In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of all portions of the Integrated Resort, and has priority over the liens securing LVSLLC’s senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the Integrated Resort. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.

Operating Covenants.  The cooperation agreement regulates certain aspects of the operation of the Integrated Resort. For example, under the cooperation agreement, we are obligated to operate The Venetian Las Vegas continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and to use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of The Grand Canal Shoppes and The Shoppes at The Palazzo are obligated to operate their properties exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The Venetian Las Vegas is operated in accordance with a “Venetian” theme, the owner of The Grand Canal Shoppes must operate The Grand Canal Shoppes in accordance with the overall Venetian theme.

Maintenance and Repair.  We must maintain The Venetian Las Vegas and The Palazzo as well as some common areas and common facilities that are to be shared with The Grand Canal Shoppes and The Shoppes at The Palazzo. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owners of The Grand Canal Shoppes and The Shoppes at The Palazzo. We must also maintain, repair, and restore Sands Expo Center and certain common areas and common facilities located in Sands Expo Center. The owners of The Grand Canal Shoppes and The Shoppes at The Palazzo must maintain, repair, and restore The Grand Canal Shoppes and The Shoppes at The Palazzo and certain common areas and common facilities located within.

Insurance.  We and the owners of The Grand Canal Shoppes and The Shoppes at The Palazzo must maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.

Parking.  The cooperation agreement also addresses issues relating to the use of the Integrated Resort’s parking facilities and easements for access. The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes and The Shoppes at The Palazzo may use the parking spaces in the Integrated Resort’s parking facilities on a “first come, first served” basis. The Integrated Resort’s parking facilities are owned, maintained, and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the Integrated Resort. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.

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

Sale of The Grand Canal Shoppes or The Shoppes at The Palazzo by GGP.  We have a right of first offer in connection with any proposed sale of The Grand Canal Shoppes or The Shoppes at The Palazzo by GGP. We also have the right to receive notice of any default by GGP sent by any lender holding a mortgage on The Grand Canal Shoppes or The Shoppes at The Palazzo, if any, and the right to cure such default subject to our meeting certain net worth tests.

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

Risks Related to Our Business

Recent disruptions in the financial markets could adversely affect our ability to raise additional financing. If we are unable to raise additional capital in the near term, we would need to consider suspending additional portions, if not all, of our remaining global development projects. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost.

Widely documented disruptions in the commercial credit markets have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets has been severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve or when the credit contraction will stop. In particular, our business and financing plan is dependent upon completion of various financings, including additional financings in Macao and Singapore, as described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Given the state of the current credit environment, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned development projects, and as a consequence, our results of operations and business plans. If we are unable to raise additional capital in the near term, we would need to consider suspending additional portions, if not all, of our remaining global development projects. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts.

In addition, some of our lenders may have suffered losses related to their lending and other financial dealings, especially because of the general weakening of the global economy and increased financial instability of many borrowers. As a result, some of the lenders under our credit facilities have become and may become insolvent, which could make it more difficult for us to borrow under the delayed draw and revolving portions of our existing credit facilities. Our financial condition, results of operations and cash flows could be adversely effected if we are unable to draw funds under these facilities because of a lender default.

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as perceived or actual general economic conditions; the current housing crisis and the credit crisis; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakening job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer demand for the luxury amenities and leisure activities we offer, thus imposing practical limits on pricing and harming our operations.

The current housing crisis and economic slowdown in the U.S. has resulted in a significant decline in the amount of tourism and spending in Las Vegas. According to Las Vegas visitor statistics, occupancy rates across Las Vegas declined by 4.2%, room rates declined by 9.8% and gaming revenue declined by 9.9%, in 2008 compared to 2007. For the quarter ended December 31, 2008, occupancy rates across Las Vegas declined by 9.3%, room rates declined by 12.3% and gaming revenue declined by 22.0%, compared to the quarter ended December 31, 2007.

The general global economic slowdown has also resulted in a recent decline in the number of visitors and gaming revenue in Macao. According to Macao government statistics, while gaming revenue increased 31.0% in 2008 as compared to 2007, gaming revenue for the quarter ended December 31, 2008, declined 2.5% as compared to the quarter ended December 31, 2007. Visitor arrivals to Macao increased in 2008 by 11.8%; however, for the quarter ended December 31, 2008, the increase was only 2.6% compared to the 2007 respective periods. In 2008, occupancy rates have declined 3.2%, as compared to 2007. If these recent trends continue, our financial condition, results of operations and cash flows may be adversely effected.

There are significant risks associated with our planned construction projects, which could adversely effect our financial condition, results of operations or cash flows from these planned facilities.

Our ongoing and future construction projects, such as our Cotai Strip projects, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

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

The anticipated costs and completion dates for our projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may adversely effect our financial condition, results of operations or cash flows. Due to the suspension of certain of our development projects, the estimated costs to complete and open these projects is currently not determinable and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “—  Risks Associated with Our International Operations — We are required to build and open our developments on parcel 3 of the Cotai Strip by August 2011. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Venetian Macao, Four Seasons Macao and any other facilities developed under the land concession.”

The failure to obtain the necessary financing, or satisfy these funding conditions, could adversely effect our ability to construct our development projects.

Because we are currently dependent upon our properties in two markets for all of our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.

We currently do not have material operations other than our Las Vegas and Macao properties. As a result, we will be entirely dependent upon these properties for all of our cash flow until we complete the development of our Marina Bay Sands, Sands Bethlehem and remaining Cotai Strip projects.

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

Our substantial debt could impair our financial condition, results of operations or cash flows. We will need to incur additional debt to finance our planned construction projects.

We are highly leveraged and have substantial debt service obligations. As of December 31, 2008, we had approximately $10.47 billion of long-term debt outstanding. This substantial indebtedness could have important consequences to us. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

•	require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds available for our operations and development projects;

•	limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	subject us to higher interest expense in the event of increases in interest rates as a significant portion of our debt is and will continue to be at variable rates of interest.

We expect that all of our current projects will be funded with existing cash balances, cash flows from operations and additional borrowings from our existing credit facilities, with the exception of those projects currently suspended. We cannot assure you that we will obtain all the financing required for the construction and opening of our suspended projects.

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

In addition, our U.S., Macao and Singapore credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development Financing Strategy” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further description of these covenants and the potential impact of noncompliance.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

We also have builder’s risk insurance for many of our construction projects in Las Vegas, Pennsylvania, Macao and Singapore. Builder’s risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder’s risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.

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

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. As described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management Developments”, our board of directors has instituted additional corporate policies and procedures to address governance concerns raised by senior management. The success of our business depends on the continued cooperation among members of our management team. Mr. Adelson, William P. Weidner, Bradley H. Stone, Robert G. Goldstein, Kenneth J. Kay and J. Alberto Gonzalez-Pita have each entered into employment agreements; however, we cannot assure you that any of our executive officers will remain with us. These agreements are currently scheduled to expire in December 2009 for Messrs. Adelson, Weidner, Stone and Goldstein and in December 2011 for Messrs. Kay and Gonzalez-Pita. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We are controlled by a principal stockholder whose interest in our business may be different than yours.

Mr. Adelson, family members and trusts for the benefit of Mr. Adelson and/or his family members beneficially own (excluding unexercised warrants to purchase 87.5 million shares of our common stock) approximately 52% of our outstanding common stock as of December 31, 2008. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. Because Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members own more than 50% of the voting power of our company, we are considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of our Board of Directors and our entire compensation committee be independent do not apply to us. As a result, the ability of our independent directors to influence our business policies and affairs may be reduced. The interests of Mr. Adelson may conflict with your interests.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.

We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of our other developments, including our Cotai Strip developments, will contain similar restrictions.

Our business is sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. A substantial number of our customers for The Venetian Las Vegas and The Palazzo use air travel to come to Las Vegas. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Most of our customers travel to reach our Las Vegas and Macao properties. Only a small amount of our business is generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely effect our financial condition, results of operations or cash flows.

Risks Associated with Our U.S. Operations

We face significant competition in Las Vegas, which could materially adversely effect our financial condition, results of operations or cash flows. Some of our competitors have substantial resources and access to capital, and several of them are expanding or renovating their facilities. In addition, any significant downturn in the trade show and convention business could significantly and adversely affect our mid-week occupancy rates and business.

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

We also compete with legalized gaming from casinos located on Native American tribal lands, including those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our results of operations.

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

The Sands Expo Center provides recurring demand for mid-week room nights for business travelers who attend meetings, trade shows and conventions in Las Vegas. The Sands Expo Center presently competes with other large convention centers, including convention centers in Las Vegas and other cities. Competition will be increasing for the Sands Expo Center as a result of planned additional convention and meeting facilities, as well as the enhancement or expansion of existing convention and meeting facilities, in Las Vegas. Also, other American cities are in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse effect on our financial condition, results of operations or cash flows.

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

Although we currently are registered with, and LVSLLC and VCR currently hold gaming licenses issued by, the Nevada Gaming Authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations.

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

Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an “institutional investor” as defined under the regulations of the Nevada Commission, which acquires beneficial ownership of more than 10%, but not more than 15%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, purchasing them for cash at fair market value.

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

Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant’s good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances and under the regulations of the PaGCB, an “institutional investor” as defined under the regulations of the PaGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of our voting securities, may not be required to be licensed by the PaGCB provided the PaGCB grants a waiver of the licensure requirement. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.

Furthermore, a person or a group of persons acting in concert who acquire(s) more than 20% of our securities, with the exception of the ownership interest of a person at the time of original licensure when the license fee was paid, would trigger a “change in control” (as defined under applicable law). Such a change in control could require us to re-apply for licensure by the PaGCB and incur a $50.0 million license fee.

In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.

For a more complete description of the Pennsylvania gaming regulatory requirements applicable to beneficial owners of our voting securities, see “Item 1 — Business — Regulation and Licensing — Commonwealth of Pennsylvania.”

If the operating results of The Shoppes at The Palazzo continue to be less than we initially expected, if GGP (or any future owner of The Shoppes at The Palazzo or The Grand Canal Shoppes) breaches any of its material agreements with us, or if we are unable to maintain an acceptable working relationship with GGP (or any future owner), there could be a material adverse effect on our financial condition, results of operations or cash flows.

We have entered into agreements with GGP under which, among other things:

•	GGP remains obligated to make payments to us in connection with their purchase of The Shoppes at The Palazzo, which payments are based on projected and, ultimately, actual net operating income for The Shoppes at The Palazzo; and

•	GGP has agreed to operate The Grand Canal Shoppes and The Shoppes at The Palazzo subject to, and in accordance with, the cooperation agreement.

If the local and national economic downturn continues, the net operating income for The Shoppes at The Palazzo may continue to be significantly worse than expected at the time the complex was sold to GGP, and therefore the amounts GGP is obligated to pay us may also be significantly less than expected. (Several tenants at The Shoppes at The Palazzo whose sales have been less than initially expected have already asked for temporary reductions in base rent, to which we and GGP have agreed.) Further, as a result of GGP’s publicly disclosed liquidity and leverage problems, there can be no assurance that GGP will be able to pay us future amounts owed.

GGP has also announced that (i) the mortgage loan on The Shoppes at The Palazzo was due November 28, 2008, but GGP reported that it had obtained an extension from their lenders of the forbearance period until March 15, 2009, and was seeking a longer term extension and (ii) it is marketing the sale of The Shoppes at The Palazzo and The Grand Canal Shoppes. If GGP sells either of these properties, or it is unsuccessful at refinancing the loan against The Shoppes at The Palazzo or extending the maturity date thereof and its lenders foreclose on The Shoppes at The Palazzo, the above-described agreements could, as explained below, be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we are not able to maintain an acceptable working relationship with the new owner or owners.

Each of the above-described agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP or its successors. For example:

•	if the remaining unleased space at The Shoppes at The Palazzo are not rented, the purchase price we will ultimately be paid for The Shoppes at The Palazzo could be substantially reduced, and there would, at least for a certain period of time, be empty space within The Shoppes at The Palazzo; and

•	the cooperation agreement that governs the relationships between The Shoppes at The Palazzo and The Palazzo and The Grand Canal Shoppes and The Venetian Las Vegas requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

There could be similar material adverse consequences to us if GGP breaches any of its agreements to us, such as its agreement under the cooperation agreement to operate The Grand Canal Shoppes consistent with the standards of first-class restaurant and retail complexes and the overall Venetian theme, and its various obligations as our landlord under the leases described above. Although our agreements with GGP provide us with various remedies in the event of any breaches by GGP and include various dispute resolution procedures and mechanisms, these remedies, procedures and mechanisms may be inadequate to prevent a material adverse effect on our financial condition, results of operations or cash flows if breaches by GGP occur or if we do not maintain an acceptable working relationship with GGP.

We extend credit to a large portion of our customers and we may not be able to collect gaming receivables from our credit players.

We conduct our gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

Credit play at our Las Vegas properties is significant while at our Macao properties table games play is primarily cash play. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2008, our table games drop at our Las Vegas properties was approximately 57.6% from credit-based guest wagering. These large receivables could have a significant impact on our results of operations if deemed uncollectible.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

Risks Associated with Our International Operations

Conducting business in Macao and Singapore has certain political and economic risks which may effect the financial condition, results of operations or cash flows of our Asian operations.

We currently own and operate the Sands Macao, The Venetian Macao and the Four Seasons Macao. We plan to operate additional hotels, casinos and meeting space on the Cotai Strip in Macao. We also plan to own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely effected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development

Financing Strategy.” Our operations in Macao are, and our operations in Singapore will be, also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely effecting our profitability after tax. Further, the percentage of our gross gaming revenues that we must contribute annually to the Macao authorities is subject to change in 2010. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.

As we expect a significant number of consumers to come to our Macao properties from mainland China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or changes of China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing to spend in the casinos. See “— The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.”

Current Macao laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macao. These laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, which differs from our interpretation and could have a material adverse effect on our financial condition, results of operations or cash flows. We expect Marina Bay Sands to be the first gaming facility to open in Singapore following the government’s adoption of gaming legislation in 2005. Accordingly, the laws and regulations relating to gaming and their interpretations are untested.

In addition, our activities in Macao are, and our operations in Singapore will be, subject to administrative review and approval by various government agencies. We cannot assure you that we will be able to obtain all necessary approvals, which may materially affect our long-term business strategy and operations. Macao and Singapore laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.

We are constructing our remaining Cotai Strip projects on land for which we have not yet been granted concessions. If we do not obtain land concessions, we could forfeit all or a substantial part of our investment in these sites and would not be able to build or operate the planned facilities on these sites.

Land concessions in Macao generally have terms of 25 years, with automatic extensions at our option of 10 years thereafter in accordance with Macao law and there are common rates based on land use generally applied to determine the cost of these land concessions. We have not yet obtained land concessions from the Macao government for parcels 5, 6, 7 and 8 on the Cotai Strip. We are currently in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. If we do not obtain a land concession for parcels 5, 6, 7 and/or 8, we will not be able to open and operate the planned projects on these parcels and we could forfeit all or a substantial part of our $1.77 billion in capitalized construction costs related to our developments on parcels 5, 6, 7 and 8 as of December 31, 2008.

We are required to build and open our developments on parcel 3 of the Cotai Strip by August 2011. Unless we meet this deadline or obtain an extension, we may lose our right to continue to operate The Venetian Macao, Four Seasons Macao and any other facilities developed under the land concession.

The land concession we received from the Macao government covers parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. Under the terms of the concession, we are required to complete development of parcel 3 by August 2011. We have commenced pre-construction on parcel 3 and intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained. As a result, there is a significant risk that by the time we are able to commence construction, we will not be able to complete it by the deadline. See “— Risks Related to Our Business — Recent disruptions in the financial markets could adversely affect our ability to raise additional financing. If we are unable to raise additional capital in the near term, we would need to consider suspending additional portions, if not all, of our remaining global development projects. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost,” “— Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macao and Singapore has certain political and economic risks which may effect the financial condition, results of operations or cash flows of our Asian Operations.” Although we believe that we will be able to obtain an extension, if we are not able to complete the development of parcel 3 by the deadline or the portion of the land concession related to parcel 3 is not separated from the portions related to parcels 1 and 2, the Macao government has the right to unilaterally terminate our land concession for parcels 1, 2 and 3 without compensation to us. The loss of our land concession would prohibit us from conducting gaming operations at The Venetian Macao and Four Seasons Macao, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our revised development plan may give certain of our hotel managers for our Cotai Strip developments the right to terminate their agreements with us.

We have entered into management agreements with Starwood and Shangri-La  to manage hotels and serviced luxury apartment hotel units located on our Cotai Strip parcels 5 and 6. Under our revised development plan, construction of these hotels and serviced luxury apartment hotel units has been suspended until project-level financing is obtained and conditions in the capital markets and general economic conditions improve. Our management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on us, and the delays and potential delays described above create a significant risk that we will fail to meet some or all of these obligations and deadlines. We are currently negotiating a standstill agreement with Starwood, which we expect to be finalized in the first quarter of 2009. If negotiations are unsuccessful or we do not obtain a similar agreement with Shangri-La, Starwood and Shangri-La would have the right to terminate their agreements with us, which would result in our having to find new managers and brands for the above-described projects, and which could have a material adverse effect on our financial condition, results of operations or cash flows.

The Macao government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.

The Macao government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML’s serious non-compliance with its basic obligations under the subconcession and applicable Macao laws. Upon termination of our subconcession, our casinos and gaming-related equipment would be automatically transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We will stop generating any revenues from our Macao gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right.

Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all of our casinos and gaming-related equipment will be automatically transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.

Our VIP and mass market gaming patrons typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming patrons come to our casinos from mainland China.

The large investments that we and our competitors are making in the construction of new hotels and casinos, are based, in part, on projections regarding the number of visitors, and in particular, visitors from mainland China. As a result, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or changes of China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing to spend in the casinos.

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

We hold a subconcession under one of only three gaming concessions authorized by the Macao government to operate casinos in Macao. The Macao government permits existing concessionaires to grant subconcessions; however, the Macao government has undertaken contractually not to grant additional gaming concessions until April 1, 2009. If the Macao government were to allow additional competitors to operate in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We hold one of two licenses granted by the Singapore government to develop an integrated resort, including a casino. Under the Exclusivity Period, which began on March 1, 2007, the Singapore government will not license another casino for at least ten years. If the Singapore government were to license additional casinos, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Junket operators, who promote gaming and draw high-roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macao. With the rise in gaming in Macao, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, our ability to grow our gaming revenues will be hampered and we may seek alternative ways to develop relationships with high-roller customers.

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

We are currently prohibited from accepting wagers in renminbi, the legal currency of China. There are currently restrictions on the export of the renminbi outside of mainland China, including to Macao. Restrictions on the export of the renminbi may impede the flow of gaming customers from mainland China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations.

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

Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the State of Nevada. We are required to comply with certain reporting requirements concerning our proposed gaming activities and associations occurring outside the State of Nevada, including Macao, Singapore and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if we:

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

In addition, if the Nevada Board determines that one of our actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, we can be required to file an application with the Nevada Commission for a finding of suitability of such activity or association. If the Nevada Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, we will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Commission find that our gaming activities or associations in Macao or certain other jurisdictions where we operate are unsuitable, we may be prohibited from undertaking our planned gaming activities or associations in those jurisdictions.

The Macao gaming authorities exercise similar powers for purposes of assessing suitability in relation to our activities in jurisdictions outside of Macao.

We may not be able to monetize some of our real estate assets.

Part of our business strategy in Macao relies upon our ability to profitably operate, sell and/or grant rights of use over certain of our real estate assets once developed, including retail malls and apartment hotels, and to use the proceeds of these operations and sales to refinance, or repay, in part our construction loans for these assets, as well as to fund existing and future development both in Macao and elsewhere. Our ability to monetize these assets will be subject to market conditions, applicable legislation, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, we will have to seek alternative sources of capital to refinance in part our construction loans and for other investment capital. These alternative sources of capital may not be available on commercially reasonable terms or at all.

VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas.

The Macao government has granted VML a quota to permit it to hire foreign workers. VML has effectively assigned the management of this quota to its contractors for the construction of The Venetian Macao, Four Seasons Macao and other Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers’ compensation laws. VML requires each contractor to whom it has assigned the management of part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor’s failure to fulfill employer obligations. VML’s agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors complete work on the projects. We cannot assure you that VML’s contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or that the amount of any indemnification will be sufficient to pay for any obligations VML may owe to employees managed by contractors under VML’s quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.

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

We operate a passenger ferry service between the Cotai Strip in Macao and Hong Kong under a concession granted by the Macao government. Another transportation company claims that the grant of the ferry service was improper and has sued the Macao government seeking a review of the government’s decision. See “Item 3 — Legal Proceedings — Litigation Relating to Our Macao Operations.” Our inability to operate our ferry service could result in a significant loss of visitors to our Cotai Strip properties, including The Venetian Macao, and could have a material adverse effect on our financial condition, results of operations or cash flows.

We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2013.

We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying corporate income tax on profits generated by the operation of casino games. We will continue to benefit from this tax exemption through the end of 2013. We cannot assure you that this tax exemption will be extended beyond the expiration date and we do not expect this tax exemption to apply to our non-gaming activities.

Macao is susceptible to severe typhoons that may disrupt operations.

Macao is susceptible to severe typhoons. Macao consists of a peninsula and two islands off the coast of mainland China. On some occasions, typhoons have caused a considerable amount of damage to Macao’s infrastructure and economy. In the event of a major typhoon or other natural disaster in Macao, our business may be severely disrupted and our results of operations could be adversely effected. Although we have insurance coverage with respect to these events, we cannot assure you that our coverage will be sufficient to fully indemnify us against all direct and indirect costs, including loss of business, that could result from substantial damage to, or partial or complete destruction of, our Macao properties or other damage to the infrastructure or economy of Macao.

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

For a more complete description of the Singapore gaming regulatory requirements applicable to beneficial owners of our voting securities, see “Item 1 — Business — Regulation and Licensing — Development Agreement with Singapore Tourism Board.”

An outbreak of highly infectious disease could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations or cash flows.

In 2003, Taiwan, China, Hong Kong, Singapore and certain other regions experienced an outbreak of a highly contagious form of atypical pneumonia known as severe acute respiratory syndrome (“SARS”). As a result of the outbreak, there was a decrease in travel to and from, and economic activity in, affected regions, including Macao. In addition, there have been fears concerning the spread of an “avian flu” in Asia. Potential future outbreaks of SARS, avian flu or other highly infectious diseases may adversely affect the number of visitors to our operating properties and our other properties we are currently developing. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1B. —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. —	PROPERTIES

We own an approximately 63-acre parcel of land on which our Las Vegas Operating Properties are located and an approximately 19-acre parcel of land located to the east of the 63-acre parcel. We own these parcels of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances. LVSLLC’s senior secured credit facility is, subject to certain exceptions, collateralized by a first priority security interest (subject to permitted liens) in substantially all of LVSLLC’s property.

We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and parcels 1, 2 and 3 on the Cotai Strip, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums, which are either payable over four years or are due upon the completion of the corresponding integrated resort, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions.

We do not yet have all the necessary Macao government approvals that we will need in order to develop our remaining Cotai Strip developments. Although, we have commenced construction or pre-construction for our Cotai Strip projects on parcels 5, 6, 7 and 8, we have not yet obtained a land concession for these parcels from the Macao government, which holds title to the land. Land concessions in Macao generally have terms of 25 years, with automatic extensions at our option of 10 years thereafter in accordance with Macao law and there are common rates based on land use generally applied to determine the cost of these land concessions. We are currently in the process of negotiating with the Macao government to obtain the land concession, which will require us to pay certain premiums and rent, for parcels 5 and 6, and we will subsequently negotiate the land concession for parcels 7 and 8. We believe we will be successful in obtaining the land concessions; however, in the event we are unable to obtain concessions for the land underlying parcels 5, 6, 7 and/or 8, we could lose all or a substantial part of our $1.77 billion in capitalized costs related to our developments on parcels 5, 6, 7 and 8 as of December 31, 2008.

Under our land concession for parcels 1, 2 and 3, we are required to complete the development of parcel 3 by August 2011. We believe that if we are not able to complete the development of parcel 3 by the deadline, we will be able to obtain an extension; however, no assurances can be given that an extension will be granted by the Macao government. If we are unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not separated from the portions related to parcels 1 and 2, we could lose this land concession, which would prohibit us from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession, and we could forfeit all or a substantial portion of our $3.53 billion in capitalized costs related to our developments on parcels 1, 2 and 3 as of December 31, 2008.

Under the Development Agreement with the STB to build and operate the Marina Bay Sands in Singapore, we paid SGD 1.2 billion (approximately $834.0 million at exchange rates in effect on December 31, 2008) in premium payments for the 60-year lease of the land on which the integrated resort is being developed plus an additional SGD 105.6 million (approximately $73.4 million at exchange rates in effect on December 31, 2008) for various taxes and other fees. Of this combined amount, $859.3 million has been capitalized on the consolidated balance sheet as leasehold interest in land with $33.8 million amortized as of December 31, 2008.

The Sands Bethlehem development is located on the approximately 124-acre site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In September 2008, our joint venture partner, Bethworks Now, contributed the land on which Sands Bethlehem is being developed to Sands Bethworks Gaming and Sands Bethworks Retail, a portion of which was contributed through a condominium form of ownership.

In March 2004, we entered into a long-term lease with a third party for the airspace over which a portion of The Shoppes at The Palazzo was constructed (the “Leased Airspace”). We acquired fee title from the same third party to the airspace above the Leased Airspace (the “Acquired Airspace”) in order to build the St. Regis Residences in January 2008. In February 2008, in connection with the sale of The Shoppes at The Palazzo, GGP acquired control of the Leased Airspace. We continue to retain fee title to the Acquired Airspace in order to resume building the St. Regis Residences when market conditions improve.

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claimed in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court

Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007, Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice in October 2007, and a conforming order was entered in December 2007. Argument on the appeal of the denial of the lien motion in the State Court was heard by the Supreme Court in March 2008. In January 2008, Malcolm filed a series of motions and again sought summary judgment on the counterclaim filed in the State Court Case and VCR, as successor in interest to Lido, and Taylor sought summary judgment on certain of Malcolm’s claims. The motions for summary judgment were all denied without prejudice except that claims of Malcolm totaling approximately $675,000 were dismissed. In May 2008, the Supreme Court vacated the order denying the motion to strike the mechanic’s lien and remanded to the trial court for a decision on the lien during the upcoming trial. The case is currently in trial. In November 2008, the Court denied a series of motions filed by Lido and Taylor seeking to dismiss a number of Malcolm’s claims except that the bad faith and fraudulent concealment claims were dismissed. Management has determined that based on proceedings to date, an adverse outcome is not probable. VCR, as successor in interest to Lido, intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, LVSI, Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has begun the appeals process, including its filings on July 15, 2008, with the trial court of a motion for judgment as a matter of law or in the alternative, a new trial and a motion to strike, alter and/or amend the judgment. The grounds for these motions include (1) insufficient evidence that Suen conferred a benefit on LVSI, (2) the improper admission of testimony, (3) the court’s refusal to give jury instructions that the law presumes that government officials have performed their duties regularly, and that the law has been obeyed, and (4) jury instructions that improperly permitted the plaintiff to recover for the services of others. These motions were heard on December 8, 2008 and were denied by the court. The Company intends to continue to vigorously pursue available appeals. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macao gaming subconcession as well as other related claims. In

April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has concluded in this matter and the case is currently set for trial in June 2009. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada. The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to our Macao gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the Court granted defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs have appealed this decision and arguments on the appeal are scheduled for March 2009. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On January 2, 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an action against the Chief Executive of the Macao Special Administrative Region of the People’s Republic of China, with the Company’s indirect wholly-owned subsidiary, Cotai Waterjets (Macau) Limited (“Cotai Waterjets”), as an interested party, challenging the award of a ferry concession to Cotai Waterjets to operate a ferry service between Hong Kong and Macao. The basis of the legal challenge is that under Macao law, all concessions related to the provision of a public service must be awarded through a public tender process. On February 19, 2009, the Court of Second Instance in Macao held that it was unlawful for the Macao government to have granted the ferry concession to Cotai Waterjets without engaging in a public tender process, and that the ferry concession award to Cotai Waterjets was void. The Company relied on the advice of counsel in obtaining the ferry concession and believes that it has complied with all applicable laws, procedures and Macao practice. The Company believes that all concessions to operate ferries to and from Macao were awarded in the same fashion as the concession awarded to Cotai Waterjets. The Company intends to appeal the decision to the Court of Final Appeal in Macao. The Company believes that the Macao government is likely to appeal the decision as well. The Company has been advised by counsel that the appeals process could take several months and will cooperate with the Macao government during this period to resolve this matter. The Company expects to continue to operate its ferry service until a decision on the appeal is rendered or the matter is otherwise resolved. If the decision is upheld by the Court of Final Appeal, the Cotai Waterjets ferry concession will be void, absent other action by the Macao government. If the Company is unable to continue to operate its ferry service, it will need to develop alternative means of attracting and transporting visitors to its Cotai Strip properties. If the Company is unable to do so, a resulting significant loss of visitors to its Cotai Strip properties could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Stockholder Derivative Litigation

On November 26, 2008, Shmyer Breuer and David Barfield filed a shareholder derivative action (the “Breuer action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, James L. Purcell, Irwin A. Siegel and William P. Weidner, the current members of the Board of Directors. The complaint alleges, among other things, breaches of fiduciary duties in connection with (a) the Company’s ongoing construction and development projects and (b) the Company’s securing debt and equity financing during 2008. A motion to dismiss the complaint was filed in January 2009 on behalf of all of the Directors and the Company.

On January 16, 2009, Caleb Hartmann filed a shareholder derivative action (the “Hartmann action”) on behalf of the Company in the District Court of Clark County, Nevada, against Messrs. Adelson, Chafetz, Forman, Koo, Leven, Purcell, Siegel and Weidner, the current members of the Board of Directors. The complaint raises the same claims as in the Breuer action. The Hartmann action has been consolidated with the Breuer action.

On February 6, 2009, Frank Fosbre, Jr, filed a shareholder derivative action (the “Fosbre action”) on behalf of the Company in the District Court of Clark County, Nevada, against Messrs. Adelson, Chafetz, Forman, Koo, Leven, Purcell, Siegel, Weidner and Andrew Heyer, a former member of the Board of Directors. The complaint raises substantially the same claims as in the Breuer action and the Hartmann action. The Fosbre action is being consolidated with the Breuer action.

The plaintiffs in the consolidated Breuer, Hartmann and Fosbre actions have advised the Company that they will file a single amended and consolidated complaint in March 2009. The Company and the other defendants anticipate bringing a motion to dismiss that complaint.

China Matters

The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly-owned foreign enterprises (“WOFEs”) to counterparties and other vendors in China. These WOFEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macao for the Company’s operations in Macao. The Company is fully cooperating with these pending inquiries. The Company does not believe that the resolution of these pending inquiries will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2008, we sold $475.0 million aggregate principal amount of our 6.5% convertible senior notes due 2013 (the “Convertible Senior Notes”) to Dr. Miriam Adelson, the wife of Sheldon G. Adelson, our Principal Stockholder, chairman and chief executive officer. Under an Investor Rights Agreement (the “Investor Rights Agreement”) entered into in connection with the sale of the Convertible Senior Notes, we granted to Dr. Adelson, Mr. Adelson and certain trusts for the benefit of the Adelson family pre-emptive rights, subject to certain exceptions, with respect to any future proposed issuance or sale by the Company of equity interests (including securities convertible or exchangeable into equity interests in the Company).

On November 10, 2008, we entered into a Note Conversion and Securities Purchase Agreement with Dr. Adelson, pursuant to which (i) we agreed to sell 5,250,000 shares of our 10% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) and warrants to initially purchase up to 87,500,175 shares of our common stock, at an exercise price of $6.00 per share to Dr. Adelson for an aggregate purchase price of $525.0 million in cash and (ii) Dr. Adelson agreed to convert the Convertible Senior Notes into 86,363,636 shares of our common stock. These transactions were completed on November 14, 2008.

On November 14, 2008, Mr. Adelson and certain family trusts for the benefit of Mr. Adelson and his family, which together held 244,755,626 shares, or approximately 68.9% of outstanding shares of our common stock as of November 10, 2008 (the record date for the written consent), delivered to the Company an executed written consent of stockholders approving the exercise of the warrants issued to Dr. Adelson, the issuance of the number of shares of common stock required to be issued in connection with the exercise of the warrants issued to Dr. Adelson and the pre-emptive rights granted pursuant to the Investor Rights Agreement, and initially reserving an aggregate of 87,500,175 shares of common stock for issuance or delivery pursuant to exercise of the warrants under the terms of the warrant agreement. This action was taken solely for the purposes of satisfying requirements of the NYSE that require an issuer of listed securities to obtain the consent of its stockholders prior to issuing securities to affiliates if the number of shares of common stock into which the securities may be convertible or exercisable exceeds one percent of the number of shares of common stock outstanding before the issuance. Pursuant to the rules promulgated under the Securities Exchange Act of 1934, the stockholder consent became effective on February 5, 2009, 20 calendar days after we mailed an information statement on Schedule 14C to our stockholders to provide them with notice of the consent. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Corporate and U.S. Related Debt — Convertible Senior Notes” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Stockholders’ Equity.”

PART II

ITEM 5. —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated.

	High	Low

2007
First Quarter	$109.45	$81.00
Second Quarter	$91.93	$71.24
Third Quarter	$142.75	$75.56
Fourth Quarter	$148.76	$102.50
2008
First Quarter	$105.38	$70.00
Second Quarter	$83.13	$45.30
Third Quarter	$59.17	$30.56
Fourth Quarter	$37.00	$2.89
2009
First Quarter (through February 19, 2009)	$9.15	$2.74

As of February 19, 2009, there were 652,831,025 shares of our common stock issued and outstanding that were held by 376 stockholders of record.

Dividends

We have not declared or paid any dividends on our common stock since our formation in August 2004 and we do not expect to pay dividends on our common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business.

In November 2008, we issued 10,446,300 shares of our Preferred Stock and warrants to purchase up to an aggregate of approximately 174,105,348 shares of our common stock. Dividends on the Preferred Stock are cumulative from the date of original issuance and are payable, when and if declared, in cash on a quarterly basis, commencing February 15, 2009. On February 5, 2009, our Board of Directors declared a dividend of $2.50 per preferred share to the holders of the Preferred Stock of record on that date for a total amount of $24.5 million, which was paid on February 17, 2009, the first business day following the February 15, 2009, payment date.

Our Board of Directors will determine whether to pay dividends on our common and preferred stock in the future based on conditions then existing, including our earnings, financial condition, available cash and capital requirements, as well as economic and other conditions deemed relevant. Our ability to declare and pay such dividends is subject to the requirements of Nevada law. In addition, we are a parent company with limited business operations of our own. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interest in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties.

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

Recent Sales of Unregistered Securities

There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933, except as previously reported by the Company on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Performance Graph

The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index, the Dow Jones US Gambling Index and a peer group of companies, during the period from the Company’s initial public offering on December 15, 2004 through December 31, 2008. The selected peer group for 2008 was comprised of two gaming companies considered to be the Company’s closest competitors: MGM MIRAGE and Wynn Resorts Limited. The selected peer group for 2007, 2006 and 2005 included these two companies as well as Harrah’s Entertainment, Inc. In 2008, Harrah’s Entertainment, Inc. ceased to trade as a public company. The selected peer group for 2004 included these three companies, as well as Caesars Entertainment, Inc. and Mandalay Resort Group. In 2005, Caesars Entertainment, Inc. was acquired by Harrah’s Entertainment, Inc. and Mandalay Resort Group was acquired by MGM MIRAGE. Due to the decrease in companies within our peer group, we will replace our peer group with the Dow Jones US Gambling Index in future filings. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/15/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Las Vegas Sands Corp.	$100.00	$103.09	$84.77	$192.18	$221.33	$12.74
S&P 500	$100.00	$103.40	$108.48	$125.62	$132.52	$83.49
Dow Jones US Gambling Index	$100.00	$106.32	$107.76	$157.03	$180.27	$48.48
Peer Group	$100.00	$104.38	$102.83	$148.30	$193.98	$53.11

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

	Year Ended December 31,
	2008(1)	2007(2)	2006	2005	2004(3)
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Gross revenues	$4,735,126	$3,104,422	$2,340,178	$1,824,225	$1,258,570
Promotional allowances	(345,180)	(153,855)	(103,319)	(83,313)	(61,514)

Net revenues	4,389,946	2,950,567	2,236,859	1,740,912	1,197,056
Operating expenses	4,226,283	2,620,557	1,662,762	1,251,461	578,588

Operating income	163,663	330,010	574,097	489,451	618,468
Interest expense, net	(402,039)	(172,344)	(69,662)	(63,181)	(130,337)
Other income (expense)	19,492	(8,682)	(189)	(1,334)	(131)
Loss on early retirement of debt	(9,141)	(10,705)	—	(137,000)	(6,553)

Income (loss) before income taxes and noncontrolling interest	(228,025)	138,279	504,246	287,936	481,447
Benefit (provision) for income taxes	59,700	(21,591)	(62,243)	(4,250)	13,736
Noncontrolling interest	4,767	—	—	—	—

Net income (loss)	(163,558)	116,688	442,003	283,686	495,183
Accumulated but undeclared dividend requirement on preferred stock	(6,784)	—	—	—	—
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	(6,854)	—	—	—	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(11,568)	—	—	—	—

Net income (loss) attributable to common stockholders	$(188,764)	$116,688	$442,003	$283,686	$495,183

Per share data
Basic earnings (loss) per share	$(0.48)	$0.33	$1.25	$0.80	$1.52

Diluted earnings (loss) per share	$(0.48)	$0.33	$1.24	$0.80	$1.52

Dividends declared per share	$—	$—	$—	$—	$0.44

OTHER DATA
Capital expenditures	$3,789,008	$3,793,703	$1,925,291	$860,621	$465,748

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

BALANCE SHEET DATA
Total assets	$17,144,113	$11,466,517	$7,126,458	$3,879,739	$3,601,478
Long-term debt	$10,356,115	$7,517,997	$4,136,152	$1,625,901	$1,485,064
Stockholders’ equity	$4,422,108	$2,260,274	$2,075,154	$1,609,538	$1,316,001

(1)	The Four Seasons Macao opened on August 28, 2008.

(2)	The Venetian Macao opened on August 28, 2007, and The Palazzo partially opened on December 30, 2007.

(3)	The Sands Macao opened on May 18, 2004.

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We view each of our casino properties as an operating segment. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Approximately 64.9% and 61.9% of gross revenue at our Las Vegas Operating Properties for the years ended December 31, 2008 and 2007, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 35.1% and 38.1%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods.

Our Macao operating segments consist of Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties and will support our remaining Cotai Strip development projects. Approximately 92.5% and 94.8% of the gross revenue at the Sands Macao for the years ended December 31, 2008 and 2007, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services. Approximately 78.8% and 81.4% of the gross revenue at The Venetian Macao for year ended December 31, 2008 and the period ended December 31, 2007, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources. Approximately 68.4% of the gross revenue at the Four Seasons Macao for the period ended December 31, 2008, was derived from gaming activities, with the remainder primarily derived from retail and other non-gaming sources.

Development Projects

As mentioned above, given current conditions in the capital markets and the global economy and their impact on our ongoing operations, we have chosen to suspend portions of our development projects and will focus our development efforts on those projects with the highest rates of expected return on invested capital. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts.

United States Development Projects

We are in the process of constructing the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. We will continue construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and will include a variety of dining options, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been temporarily suspended and are intended to recommence when capital markets and general economic conditions improve. We expect to complete construction of the casino and parking components, and to prepare the additional components for delay in the second quarter of 2009.

We had been constructing the St. Regis Residences, which is situated between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip and was expected to feature approximately 400 luxury residences. We have suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when these conditions improve and expect that it will take approximately 18 months from when construction recommences to complete the project.

Macao Development Projects

We have submitted plans to the Macao government for our Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and the Four Seasons Macao on an area of approximately 200 acres (which we refer to as parcels 3, 5, 6, 7 and 8). The developments were expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. We had commenced construction or pre-construction for these five parcels and planned to own and operate all of the casinos in these developments under our Macao gaming subconcession.

We have suspended construction of phase I of parcels 5 and 6, which includes the Shangri-La and Traders tower and the first Sheraton tower, along with the podium that encompasses the casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space, while the Company pursues project-level financing. If and when financing has been obtained, we expect it will take approximately twelve months to complete construction of phase I. Construction of phase II of the project, which includes the second Sheraton tower and the St. Regis hotel and serviced luxury apartment hotel, has been suspended until conditions in the capital markets and general economic conditions improve. We had commenced pre-construction on parcels 7, 8 and 3, and intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

Singapore Development Project

In August 2006, MBS entered into the Development Agreement with the STB to build and operate an integrated resort called Marina Bay Sands in Singapore. Based on our current development plan, we intend to continue construction on our existing timeline with the majority of the project targeted to open in late 2009 or early 2010.

Other Development Projects

When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In July 2008, we withdrew our previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

Management Developments

On October 29, 2008, certain members of our management team, including Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer, William P. Weidner, President and Chief Operating Officer, Bradley H. Stone, Executive Vice President, and Robert G. Goldstein, Senior Vice President (the “Senior Management Members”), recommended to our Board of Directors that it institute additional corporate policies and procedures. Upon such recommendation, our Board of Directors formed a committee (the “Advisory Committee”) comprised of Irwin Chafetz, Michael A. Leven and Irwin A. Siegel, with Mr. Leven as the Chairman of the Advisory Committee. The role of the Advisory Committee is to resolve disagreements among management. Also, the Board of Directors gave Mr. Stone the additional responsibilities of President of Global Operations and Construction. The Board of Directors adopted these measures to address governance concerns raised by the Senior Management Members, address a number of outstanding differences between our Chief Executive Officer and other Senior Management Members, and in response to a loss of confidence by certain Senior Management Members in the management of the Company and our governance process.

Summary Financial Results

The following table summarizes our results of operations:

	Year Ended December 31,
		Percent		Percent
	2008	Change	2007	Change	2006
			(In thousands)

Net revenues	$4,389,946	48.8%	$2,950,567	31.9%	$2,236,859
Operating expenses	4,226,283	61.3%	2,620,557	57.6%	1,662,762
Operating income	163,663	(50.4)%	330,010	(42.5)%	574,097
Income (loss) before income taxes and noncontrolling interest	(228,025)	(264.9)%	138,279	(72.6)%	504,246
Net income (loss)	(163,558)	(240.2)%	116,688	(73.6)%	442,003

	Percent of Net Revenues
	Year Ended December 31,
	2008	2007	2006

Operating expenses	96.3%	88.8%	74.3%
Operating income	3.7%	11.2%	25.7%
Income (loss) before income taxes and noncontrolling interest	(5.2)%	4.7%	22.5%
Net income (loss)	(3.7)%	4.0%	19.8%

Our historical financial results will not be indicative of our future results as we continue to open new properties, including the Sands Bethlehem in the second quarter of 2009 and Marina Bay Sands in late 2009 or early 2010.

Key Operating Revenue Measurements

Operating revenues at our Las Vegas Operating Properties, The Venetian Macao and Four Seasons Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for the Sands Macao as its revenues are principally driven by casino customers who visit the casino on a daily basis.

The following are the key measurements we use to evaluate operating revenues:

Casino revenue measurements for Las Vegas:  Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle, respectively, that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of drop of 20.0% to 22.0% and slot machines produce a statistical average hold percentage (calculated before slot club cash incentives) as measured as a percentage of handle generally between 6.0% and 7.0%.

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

We view Rolling Chip table games win as a percentage of Rolling Chip volume and Non-Rolling Chip table games win as a percentage of Non-Rolling Chip drop. Win or hold percentage represents the percentage of Rolling Chip volume and Non-Rolling Chip drop or handle, respectively, that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macao, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of Non-Rolling Chip drop of 18.0% to 20.0%. Similar to Las Vegas, our Macao slot machines produce a statistical average hold percentage as measured as a percentage of handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 57.6% of table games revenues for the year ended December 31, 2008. Table games play at our Macao properties are conducted primarily on a cash basis with only 23.7% credit-based wagering for the year ended December 31, 2008.

Hotel revenue measurements:  Hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day, are used as performance indicators. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are normally higher than revenue per available room. Reserved rooms where the guests do not show up for their stay and lose their deposit may be re-sold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are re-sold, occupancy rates may be in excess of 100% and revenue per available room may be higher than the average daily room rate.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2008	2007	Percent Change
	(In thousands)

Casino	$3,192,099	$2,250,421	41.8%
Rooms	767,129	437,357	75.4%
Food and beverage	369,062	238,252	54.9%
Convention, retail and other	406,836	178,392	128.1%

	4,735,126	3,104,422	52.5%
Less — promotional allowances	(345,180)	(153,855)	124.4%

Total net revenues	$4,389,946	$2,950,567	48.8%

Consolidated net revenues were $4.39 billion for the year ended December 31, 2008, an increase of $1.44 billion compared to $2.95 billion for the year ended December 31, 2007. The increase in net revenues was due primarily to a full year of operations of The Venetian Macao, which opened in August 2007, and The Palazzo, which opened in December 2007, and the opening of the Four Seasons Macao in August 2008.

Casino revenues for the year ended December 31, 2008, increased $941.7 million as compared to the year ended December 31, 2007. Of the increase, $1.06 billion was attributable to the full year operation of The Venetian Macao and $46.1 million was attributable to the opening of the Four Seasons Macao, offset by a $283.8 million decrease at Sands Macao due primarily to increased competition as compared to the year ended December 31, 2007. Casino revenues at our Las Vegas Operating Properties increased $118.2 million driven by the opening of The Palazzo, offset by lower than expected table games volume and win percentage as compared to the year ended December 31, 2007. The following table summarizes the results of our casino revenue activity:

	Year Ended December 31,
	2008	2007	Change
		(In thousands)

Sands Macao
Total casino revenues	$1,013,063	$1,296,869	(21.9)%
Non-Rolling Chip table games drop	$2,626,877	$3,525,609	(25.5)%
Non-Rolling Chip table games win percentage	18.9%	18.7%	0.2	pts
Rolling Chip volume	$25,182,225	$26,325,271	(4.3)%
Rolling Chip win percentage	2.64%	2.97%	(0.33	) pts
Slot handle	$1,039,430	$1,181,050	(12.0)%
Slot hold percentage	7.8%	6.9%	0.9	pts
The Venetian Macao
Total casino revenues	$1,610,505	$549,298	193.2%
Non-Rolling Chip table games drop	$3,530,065	$1,115,812	216.4%
Non-Rolling Chip table games win percentage	19.9%	17.3%	2.6	pts
Rolling Chip volume	$36,893,831	$17,071,475	116.1%
Rolling Chip win percentage	2.97%	2.64%	0.33	pts
Slot handle	$1,941,895	$490,068	296.2%
Slot hold percentage	8.0%	7.9%	0.1	pts
Four Seasons Macao
Total casino revenues	$46,094	$—	—%
Non-Rolling Chip table games drop	$99,849	$—	—%
Non-Rolling Chip table games win percentage	21.1%	—%	—	pts
Rolling Chip volume	$630,088	$—	—%
Rolling Chip win percentage	4.45%	—%	—	pts
Slot handle	$38,238	$—	—%
Slot hold percentage	5.6%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$522,437	$404,254	29.2%
Table games drop	$1,846,394	$1,359,004	35.9%
Table games win percentage	19.8%	22.1%	(2.3	) pts
Slot handle	$3,666,072	$2,489,329	47.3%
Slot hold percentage	5.7%	6.0%	(0.3	) pts

In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the year ended December 31, 2008, increased $329.8 million as compared to the year ended December 31, 2007, due primarily to a full year of operations of The Venetian Macao and The Palazzo. The increase at our Las Vegas Operating Properties was offset by reduced ADR and occupancy rates that were negatively impacted by a reduction of room rates in order to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively, and the overall decline in general economic conditions. Room revenues at Four Seasons Macao were negatively impacted by a low occupancy rate due to the slow ramp up of the property, offset by ADR of $344 during the period ended December 31, 2008. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of $27.1 million and $11.6 million for the years ended December 31, 2008 and 2007, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity.

	Period Ended December 31,
	2008	2007	Change
	(Room revenues in thousands)

The Venetian Macao
Total room revenues	$200,594	$63,378	216.5%
Average daily room rate	$226	$221	2.3%
Occupancy rate	85.3%	85.7%	(0.4	) pts
Revenue per available room	$193	$190	1.6%
Four Seasons Macao
Total room revenues	$3,664	$—	—%
Average daily room rate	$344	$—	—%
Occupancy rate	32.0%	—%	—	pts
Revenue per available room	$110	$—	—%
Las Vegas Operating Properties
Total room revenues	$535,797	$362,404	47.8%
Average daily room rate	$232	$258	(10.1)%
Occupancy rate	91.3%	98.4%	(7.1	) pts
Revenue per available room	$212	$254	(16.5)%

Food and beverage revenues for the year ended December 31, 2008, increased $130.8 million as compared to the year ended December 31, 2007. The increase was primarily attributable to a full year of operations of The Venetian Macao, which increased $44.0 million, and The Palazzo, which was the primary driver of the $85.0 million increase at the Las Vegas Operating Properties, as well as several of our joint venture restaurants that opened in 2008.

Convention, retail and other revenues for the year ended December 31, 2008, increased $228.4 million as compared to the year ended December 31, 2007. The increase was primarily attributable to an increase of $125.1 million at The Venetian Macao, which consisted primarily of a full year of rental revenues from the mall, $52.1 million at the Las Vegas Operating Properties, driven primarily by a full year of operations of The Palazzo, and $39.9 million in Other Asia, which consisted primarily of our passenger ferry service operations.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2008	2007	Percent Change
	(In thousands)

Casino	$2,214,235	$1,435,662	54.2%
Rooms	154,615	94,219	64.1%
Food and beverage	186,551	118,273	57.7%
Convention, retail and other	213,351	97,689	118.4%
Provision for doubtful accounts	41,865	26,369	58.8%
General and administrative	550,529	319,357	72.4%
Corporate expense	104,355	94,514	10.4%
Rental expense	33,540	31,787	5.5%
Pre-opening expense	162,322	189,280	(14.2)%
Development expense	12,789	9,728	31.5%
Depreciation and amortization	506,986	202,557	150.3%
Impairment loss	37,568	—	—%
Loss on disposal of assets	7,577	1,122	575.3%

Total operating expenses	$4,226,283	$2,620,557	61.3%

Operating expenses were $4.23 billion for the year ended December 31, 2008, an increase of $1.61 billion as compared to $2.62 billion for the year ended December 31, 2007. The increase in operating expenses was primarily attributable to full year of operations of The Venetian Macao and The Palazzo, the opening of the Four Seasons Macao, growth of our operating businesses in Macao and Las Vegas, and depreciation and amortization costs, as more fully described below.

Casino expenses for the year ended December 31, 2008, increased $778.6 million as compared to the year ended December 31, 2007. Of the increase, $507.2 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao, offset by a $112.5 million decrease in gross win tax at the Sands Macao due to the decrease in casino revenues as noted above. An additional $238.5 million increase in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $119.9 million primarily due to The Palazzo, consisting principally of payroll-related expenses and gaming-related taxes, and an increase in costs of providing promotional allowances.

Rooms expense increased $60.4 million and food and beverage expense increased $68.3 million as compared to the year ended December 31, 2007. These increases were primarily due to The Venetian Macao, The Palazzo and Four Seasons Macao.

Convention, retail and other expense increased $115.7 million, as compared to the year ended December 31, 2007, of which $37.8 million was attributable to The Venetian Macao, $29.5 million was attributable to our Las Vegas Operating Properties and the remaining increase was primarily attributable to our passenger ferry service operations in Macao.

The provision for doubtful accounts was $41.9 million for the year ended December 31, 2008, compared to $26.4 million for the year ended December 31, 2007. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the year ended December 31, 2008, increased $231.2 million as compared to the year ended December 31, 2007. The increase was primarily attributable to the growth of our operating businesses in Las Vegas, Macao and our Other Asia segment, with $92.7 million of the increase being incurred at our Las Vegas Operating Properties, $112.0 million being incurred at The Venetian Macao and $15.1 million being incurred in Other Asia.

Pre-opening and development expenses were $162.3 million and $12.8 million, respectively, for the year ended December 31, 2008, as compared to $189.3 million and $9.7 million, respectively, for the year ended December 31, 2007. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2008, were primarily related to activities at Four Seasons Macao, our other Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and St. Regis Residences. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for year ended December 31, 2008, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S.

Depreciation and amortization expense for the year ended December 31, 2008, increased $304.4 million as compared to the year ended December 31, 2007. The increase was primarily attributable to The Venetian Macao (totaling $130.5 million), The Palazzo (totaling $131.3 million) and the Four Seasons Macao (totaling $16.4 million).

An impairment loss of $37.6 million for the year ended December 31, 2008, primarily related to certain real estate and transportation assets that were previously utilized in connection with marketing activities in Asia.

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, impairment loss, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information” for discussion of our operating segments and a reconciliation of Adjusted EBITDAR to net income (loss)):

	Year Ended December 31,
	2008	2007	Percent Change
	(In thousands)

Las Vegas Operating Properties	$392,139	$361,076	8.6%
Macao:
Sands Macao	214,573	373,507	(42.6)%
The Venetian Macao	499,025	144,417	245.5%
Four Seasons Macao	7,567	—	—%
Other Asia	(49,465)	(4,250)	(1,063.9)%

Total Adjusted EBITDAR	$1,063,839	$874,750	21.6%

With the opening of The Palazzo, Adjusted EBITDAR at our Las Vegas Operating Properties increased $31.1 million, as compared to the year ended December 31, 2007. This increase was primarily attributable to an increase of $350.9 million in net revenue, offset by an increase of $165.8 million in payroll-related expenses, increases in operating expenses associated with the increase in the related revenue categories and an increase in general and administrative expenses to support the growth of the Las Vegas Operating Properties.

Adjusted EBITDAR at Sands Macao decreased $158.9 million, as compared to the year ended December 31, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $283.8 million, offset by a $112.5 million decrease in gross win tax on reduced casino revenues. As a result of increased competition, we expect the 2008 results for the Sands Macao to be more representative of future results than prior periods.

Adjusted EBITDAR at The Venetian Macao, Four Seasons Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of these segments are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong, which initiated evening sailings and increased its frequency of sailings during peak hours in June 2008.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2008	2007
	(In thousands)

Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$553,040	$468,056
Less — capitalized interest	(131,215)	(223,248)

Interest expense, net	$421,825	$244,808

Cash paid for interest	$516,912	$438,301
Average total debt balance	$9,081,135	$6,148,835
Weighted average interest rate	6.1%	7.6%

Interest cost increased $85.0 million as compared to the year ended December 31, 2007, resulting from the substantial increase in our average long-term debt balances, partially offset by a decrease in interest rates, the proceeds from which were primarily used to fund our various development projects. See “— Liquidity and Capital Resources” for further detail of our financing activities. The increase in interest cost was offset by the capitalization of $131.2 million of interest during the year ended December 31, 2008, as compared to $223.2 million of capitalized interest during the year ended December 31, 2007. The decrease in capitalized interest is due primarily to the openings of The Venetian Macao and The Palazzo in 2007, and the Four Seasons Macao in August 2008. Capitalized interest is expected to decrease in 2009 as we have discontinued capitalizing interest on our recently suspended projects. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income for the year ended December 31, 2008, was $19.8 million, a decrease of $52.7 million as compared to $72.5 million for the year ended December 31, 2007. The decrease was attributable to a reduction of invested cash balances during the year, primarily from our borrowings under the U.S. senior secured credit facility and the Macao credit facility, which was spent on construction-related activities, as well as a decrease in interest rates.

Other income for the year ended December 31, 2008 was $19.5 million compared to other expense of $8.7 million for the year ended December 31, 2007. The other income and other expense amounts were primarily attributable to foreign exchange gains and losses associated with U.S. denominated debt held in Macao, and the change in the fair value of our Singapore interest rate caps entered into in 2008.

The loss on early retirement of debt of $9.1 million for the year ended December 31, 2008, was due to the conversion of the $475.0 million Convertible Senior Notes to shares of common stock and the refinancing of the Singapore bridge facility.

Our effective tax rate for the year ended December 31, 2008, is a beneficial rate of 26.2%. The effective tax rate benefit for the year reflects a pre-tax book loss in the U.S., which has a statutory rate of 35%, and a zero tax rate from the income tax exemption on our Macao gaming operations, which is set to expire in 2013. The non-deductible pre-opening expenses in foreign subsidiaries and the non-realizable net operating losses in foreign jurisdictions unfavorably impacted the rate. The effective tax rate for the year ended December 31, 2007, was 15.6% and was primarily attributable to the aforementioned Macao income tax exemption. The effective tax rate changed primarily due to the pre-tax domestic loss for the year ended December 31, 2008, and the pre-tax foreign income for the year ended December 31, 2007.

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2007	2006	Percent Change
	(In thousands)

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

Casino revenues for the year ended December 31, 2007, increased $574.4 million as compared to the year ended December 31, 2006. Of the increase, $549.3 million was attributable to the opening of The Venetian Macao in August 2007 and $32.6 million was attributable to the growth of our casino operations at the Sands Macao, offset by a slight decrease at The Venetian Las Vegas of $6.8 million, attributable to a decrease in win percentage as compared to the year ended December 31, 2006. The following table summarizes the results of our casino revenue activity:

	Year Ended December 31,
	2007	2006	Change
	(In thousands)

Sands Macao
Total casino revenues	$1,296,869	$1,264,290	2.6%
Non-Rolling Chip table games drop	$3,525,609	$4,178,655	(15.6)%
Non-Rolling Chip table games win percentage	18.7%	18.6%	0.1	pts
Rolling Chip volume	$26,325,271	$17,114,962	53.8%
Rolling Chip win percentage	2.97%	3.18%	(0.21	) pts
Slot handle	$1,181,050	$1,048,795	12.6%
Slot hold percentage	6.9%	7.7%	(0.8	) pts
The Venetian Macao
Total casino revenues	$549,298	$—	—%
Non-Rolling Chip table games drop	$1,115,812	$—	—%
Non-Rolling Chip table games win percentage	17.3%	—%	—	pts
Rolling Chip volume	$17,071,475	$—	—%
Rolling Chip win percentage	2.64%	—%	—	pts
Slot handle	$490,068	$—	—%
Slot hold percentage	7.9%	—%	—	pts
The Venetian Las Vegas
Total casino revenues	$405,014	$411,771	(1.6)%
Table games drop	$1,353,683	$1,266,931	6.8%
Table games win percentage	22.3%	26.0%	(3.7	) pts
Slot handle	$2,483,531	$2,136,267	16.3%
Slot hold percentage	6.0%	6.5%	(0.5	) pts

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

Room revenues for the year ended December 31, 2007, increased $86.8 million as compared to the year ended December 31, 2006. The increase was primarily attributable to $63.4 million from The Venetian Macao as well as an increase in the average daily room rate at The Venetian Las Vegas. The Palazzo suites were not open to the public until January 2008. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore have not been included in the following table, which summarizes the results of our room revenue activity.

	Period Ended December 31,
	2007	2006	Change
	(Room revenues in thousands)

The Venetian Macao
Total room revenues	$63,378	$—	—%
Average daily room rate	$221	$—	—%
Occupancy rate	85.7%	—%	—	pts
Revenue per available room	$190	$—	—%
The Venetian Las Vegas
Total room revenues	$362,404	$343,995	5.4%
Average daily room rate	$258	$239	7.9%
Occupancy rate	98.4%	98.7%	(0.3	) pts
Revenue per available room	$254	$236	7.6%

Food and beverage revenues for the year ended December 31, 2007, increased $50.4 million as compared to the year ended December 31, 2006. The increase was primarily attributable to $21.2 million from The Venetian Macao and increases of $11.4 million at the Sands Macao due to the increased number of visitors and $8.0 million at The Venetian Las Vegas from two of our joint venture restaurants which opened during summer 2007.

Convention, retail and other revenues for the year ended December 31, 2007, increased $52.7 million as compared to the year ended December 31, 2006. The increase was primarily attributable to $41.3 million of revenues from The Venetian Macao, consisting principally of rental revenues from the mall, and approximately $9.6 million of other revenue related to large group room cancellations at The Venetian Las Vegas.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2007	2006	Percent Change
	(In thousands)

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

Pre-opening and development expenses were $189.3 million and $9.7 million, respectively, for the year ended December 31, 2007, as compared to $37.7 million and $26.1 million, respectively, for the year ended December 31, 2006. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2007, were primarily related to the opening of The Venetian Macao and The Palazzo, and activities at our other Cotai Strip developments, Marina Bay Sands and Sands Bethlehem. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred. Development expenses for the year ended December 31, 2007, were primarily related to our activities in Hengqin Island, Asia, Europe and the U.S. We expect that pre-opening and development expenses will decrease due to the opening of The Venetian Macao and The Palazzo during 2007.

Depreciation and amortization expense for the year ended December 31, 2007, increased $91.8 million as compared to the year ended December 31, 2006. The increase was primarily the result of The Venetian Macao (totaling $60.0 million) and a full year of depreciation expense related to the Sands Macao podium expansion (an increase of $7.0 million), which was placed into service in August 2006. Additionally, there was $7.5 million in accelerated deprecation expense during the year ended December 31, 2007, related to the replacement of assets at The Venetian Las Vegas in connection with the room renovation project.

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net income before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other expense, loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense and stock-based compensation expense included in general and administrative expense. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information” for discussion of our operating segments and a reconciliation of Adjusted EBITDAR to net income):

	Year Ended December 31,
			Percent
	2007	2006	Change
	(In thousands)

Las Vegas Operating Properties	$361,076	$373,460	(3.3)%
Macao:
Sands Macao	373,507	457,998	(18.4)%
The Venetian Macao	144,417	—	—%
Other Asia	(4,250)	—	—%

Total Adjusted EBITDAR	$874,750	$831,458	5.2%

Adjusted EBITDAR at our Las Vegas Operating Properties decreased $12.4 million, as compared to the year ended December 31, 2006. This decrease was primarily attributable to an increase of $58.4 million in payroll-related expenses to support the growth of our operating businesses, offset by an increase of $24.4 million in net revenue.

Adjusted EBITDAR at Sands Macao decreased $84.5 million, as compared to the year ended December 31, 2006. As previously described, the decrease was primarily attributable to a $116.6 million increase in casino expenses primarily related to the gross tax on casino revenues, payroll-related expenses and our Rolling Chip program, offset by an increase in net revenues of $37.6 million.

Adjusted EBITDAR at The Venetian Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of The Venetian Macao are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macao and Hong Kong.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2007	2006
	(In thousands)

Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$468,056	$230,447
Less — capitalized interest	(223,248)	(94,594)

Interest expense, net	$244,808	$135,853

Cash paid for interest	$438,301	$215,975
Average total debt balance	$6,148,835	$2,898,936
Weighted average interest rate	7.6%	7.9%

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

Other expense for the year ended December 31, 2007, was $8.7 million as compared to $0.2 million for the year ended December 31, 2006. The $8.7 million expense amount was primarily attributable to foreign exchange losses associated with U.S. denominated debt held in Macao.

The loss on early retirement of debt of $10.7 million for the year ended December 31, 2007, was due to the refinancing of our prior U.S. senior secured credit facility and the early retirement of the construction loan related to The Shoppes at The Palazzo.

Our effective income tax rate for the year ended December 31, 2007, was 15.6%. The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to a zero effective tax rate on our Macao net income as a result of an income tax exemption in Macao on gaming operations. We will continue to benefit from this tax exemption through the end of 2013. The effective tax rate was 12.3% for the year ended December 31, 2006, primarily due to the application of the aforementioned Macao income tax exemption. The effective income tax rate for 2007 was higher than the 2006 period due to no tax benefit being recorded on certain losses in some foreign jurisdictions and our geographic income mix.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in) operations	$127,786	$365,457	$(196,720)

Investing cash flows:
Capital expenditures	(3,789,008)	(3,793,703)	(1,925,291)
Change in restricted cash	218,044	556,276	(310,565)
Acquisition of gaming license included in other assets	—	(50,000)	—

Net cash used in investing activities	(3,570,964)	(3,287,427)	(2,235,856)

Financing cash flows:
Proceeds from exercise of stock options	6,834	30,221	7,226
Proceeds from common stock issued, net of transaction costs	1,053,695	—	—
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	523,720	—	—
Proceeds from preferred stock and warrants issued, net of transaction costs	503,625	—	—
Proceeds from convertible senior notes from Principal Stockholder’s family	475,000	—	—
Proceeds from long term-debt	4,616,201	5,135,076	2,619,995
Repayments of long-term debt	(1,725,908)	(1,775,801)	(132,746)
Proceeds from the sale of The Shoppes at The Palazzo	243,928	—	—
Other	(91,856)	(66,631)	(51,493)

Net cash provided by financing activities	5,605,239	3,322,865	2,442,982

Effect of exchange rate on cash	18,952	(11,811)	814

Net increase in cash and cash equivalents	$2,181,013	$389,084	$11,220

Cash Flows — Operating Activities

Table games play at our Las Vegas properties is conducted on a cash and credit basis while table games play at our Macao properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the year ended December 31, 2008, was $127.8 million, a decrease of $237.7 million as compared with $365.5 million for the year ended December 31, 2007. The main factors contributing to the decrease in operating cash flow are the decrease in our operating income for the year ended December 31, 2008, and a significant increase in our accounts receivable (due to the gaming activity at our Las Vegas Operations and an increase in our granting of casino credit at our Macao properties), offset by a decrease in leasehold interests in land payments during the year ended December 31, 2008.

Cash Flows — Investing Activities

Capital expenditures for the year ended December 31, 2008, totaled $3.79 billion, including $2.0 billion for construction and development activities in Macao (primarily related to Four Seasons Macao and our other Cotai Strip developments); $447.9 million for construction and development activities at The Palazzo and The Shoppes at The Palazzo; $763.6 million for construction and development activities in Singapore; $130.0 million on improvements and maintenance capital expenditures at The Venetian Las Vegas and Sands Expo Center in Las Vegas; $307.5 million for the construction of Sands Bethlehem; and $139.6 million for corporate and other activities, primarily for the construction of the St. Regis Residences.

Restricted cash decreased $218.0 million due primarily to a $276.2 million decrease in restricted cash balances in Singapore as we made construction payments related to Marina Bay Sands, offset by $64.9 million in Macao related to proceeds from loan draws to fund construction costs related primarily to Four Seasons Macao and our other Cotai Strip developments.

Cash Flows — Financing Activities

For the year ended December 31, 2008, net cash flows provided from financing activities were $5.61 billion. The net increase was primarily attributable to $2.56 billion in net proceeds from the issuance of our common and preferred stock, warrants and Convertible Senior Notes, and net borrowings of $1.74 billion under the U.S. senior secured credit facility, $444.3 million under the Macao credit facility, $404.0 million under the Singapore credit facilities, $218.6 million under the ferry financing credit facility and $243.9 million in proceeds received from the sale of The Shoppes at The Palazzo.

Development Financing Strategy

Through December 31, 2008, we have principally funded our development projects through borrowings under our U.S., Macao and Singapore bank credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt”), operating cash flows and proceeds from the disposition of non-core assets. We held unrestricted and restricted cash and cash equivalents of approximately $3.04 billion and $194.8 million, respectively, as of December 31, 2008.

Commencing September 30, 2008, the U.S. senior secured credit facility and FF&E financings require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio decreases from 7.5x as of December 31, 2008, to 7.0x for the quarterly periods ending March 31 and June 30, 2009, and then to 6.5x for the quarterly periods ending September 30 and December 31, 2009. In Macao, our credit facility also requires us to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio decreases from 4.5x as of December 31, 2008, to 4.0x for the quarterly periods ending March 31 and June 30, 2009, and then to 3.5x for the quarterly periods ending September 30 and December 31, 2009. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under our domestic credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under our Macao credit facilities would trigger a cross-default under our ferry financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to pay or refinance any amounts that may become accelerated under such agreements, which could force us to restructure or alter our operations or debt obligations.

As our Las Vegas properties did not achieve the levels of Adjusted EBITDA necessary to maintain compliance with the maximum leverage ratio for the quarterly periods ended September 30 and December 31, 2008, we completed a private placement of $475.0 million in Convertible Senior Notes in September 2008 and a $2.1 billion common and preferred stock and warrants offering in November 2008 (see “Item 8 — Financial Statements and

Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Stockholders’ Equity”, respectively). A portion of the proceeds from the convertible senior notes was used to exercise the EBITDA true-up provision (as defined below) for the quarterly period ended September 30, 2008, which, by itself, would not have been sufficient to maintain compliance with the maximum leverage ratio when applied to the quarterly periods ended September 30 and December 31, 2008. Accordingly, additional proceeds from the offerings were contributed to LVSLLC to reduce the net debt of the parties to the domestic credit facilities in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended September 30 and December 31, 2008. As of December 31, 2008, our domestic leverage ratio was 6.2x, compared to the maximum leverage ratio of 7.5x. Adjusted EBITDA generated by our Macao operations was sufficient to maintain compliance with the respective maximum leverage ratio for the quarterly periods ended during 2008. As of December 31, 2008, our Macao leverage ratio was 4.0x, compared to the maximum leverage ratio of 4.5x.

In order to fund our revised development plan, as described in “— Note 1 — Organization and Business of Company — Development Projects,” and comply with the maximum leverage ratio covenants of our U.S. and Macao credit facilities for quarterly periods in 2009 and beyond, we will utilize cash on hand, cash flow from operations and available borrowings under our credit facilities. We will also need to execute on some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at our Las Vegas and Macao properties, primarily through aggressive cost-cutting measures; (ii) successfully complete the sale of certain non-core assets (e.g. Four Seasons Apartments or the malls at The Venetian Macao and Four Seasons Macao), a portion of the proceeds from which would be used to repay our debt; (iii) elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macao operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating maximum leverage ratio (the “EBITDA true-up”)); or (iv) execute a debt reduction plan. If the aforementioned measures are not sufficient to fund our revised development plan and maintain compliance with our financial covenants, we may also need to execute on some, or a combination, of the following measures: (i) further decrease the rate of spending on our global development projects; (ii) obtain additional financing at our parent company level, the proceeds from which could be used to reduce or repay debt in Las Vegas and/or Macao; (iii) consider other asset sales; (iv) elect to delay payment of dividends on the Preferred Stock; or (v) seek waivers or amendments under our Las Vegas and Macao credit facilities; however, there can be no assurance that we will be able to obtain such waivers or amendments. Management believes that successful execution of some combination of the above measures will be sufficient for us to fund our commitments and maintain compliance with our financial covenants throughout 2009.

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2008:

	Payments Due by Period Ending December 31, 2008(12)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Long-Term Debt Obligations(1)
Senior Secured Credit Facility — Term B	$30,000	$60,000	$60,000	$2,805,000	$2,955,000
Senior Secured Credit Facility — Delayed Draw I	6,000	12,000	12,000	567,000	597,000
Senior Secured Credit Facility — Delayed Draw II	4,000	8,000	388,000	—	400,000
Senior Secured Credit Facility — Revolving	—	—	775,860	—	775,860
6.375% Senior Notes	—	—	—	250,000	250,000
FF&E Financing	25,050	116,900	—	—	141,950
Airplane Financings	3,687	7,375	7,375	67,360	85,797
Other U.S.	1,779	3,986	—	—	5,765
Macao Credit Facility — Term B and Local Term	26,000	124,089	1,750,500	—	1,900,589
Macao Credit Facility — Term B Delayed	5,250	352,625	342,125	—	700,000
Macao Credit Facility — Revolving	—	695,299	—	—	695,299
Ferry Financing	12,857	51,427	51,426	102,854	218,564
Other Macao	—	11,054	—	—	11,054
Singapore Permanent Facility	—	347,506	695,013	692,733	1,735,252
Fixed Interest Payments	15,937	31,875	31,875	18,594	98,281
Variable Interest Payments(2)	348,333	658,632	414,534	80,206	1,501,705
Contractual Obligations
HVAC Provider Fixed Payments(3)	3,413	—	—	—	3,413
Former Tenants(4)	650	1,300	1,227	6,800	9,977
Employment Agreements(5)	6,865	6,153	1,125	—	14,143
Macao Leasehold Interests in Land(6)	45,088	21,567	6,346	57,357	130,358
Mall Leases(7)	8,608	17,601	17,694	125,547	169,450
Macao Annual Premium(8)	33,078	66,156	66,156	281,162	446,552
Ferries Purchase Commitment(9)	10,822	—	—	—	10,822
Parking Lot Lease(10)	1,200	2,400	2,400	108,300	114,300
Other Operating Leases(11)	7,229	7,152	3,626	—	18,007

Total	$595,846	$2,603,097	$4,627,282	$5,162,913	$12,989,138

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.

(2)	Based on December 31, 2008, London Inter-Bank Offer Rate (“LIBOR”) rate of 1.4%, Hong Kong Inter-Bank Offer Rate (“HIBOR”) rate of 0.3% and Singapore Swap Offer rate of 1.5% plus the applicable interest rate spread in accordance with the respective debt agreements.

(3)	We are party to a services agreement with a third party for heating, ventilation and air conditioning (“HVAC”), and other energy-related services for our Las Vegas integrated resort. We have the right to terminate the agreement based upon the failure of the HVAC provider under this agreement to provide HVAC services. Upon the sales of The Grand Canal Shoppes and The Shoppes at The Palazzo, GGP assumed the responsibility for $1.6 million and $1.2 million, respectively, of annual payments to this HVAC provider. Subsequent to year-end, we agreed in principal with the HVAC provider to an extension of the HVAC agreement for an additional ten-year term.

(4)	We are party to tenant lease termination and asset purchase agreements. Under the agreement for The Grand Canal Shoppes sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(5)	We are party to employment agreements with seven of our corporate senior executives, with remaining terms of one to four years.

(6)	We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macao law.

(7)	We are party to certain leaseback agreements for the Blue Man Group Theater, gondola and certain office and retail space related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo.

(8)	In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2008, the annual premium is approximately $33.1 million payable to the Macao government through the termination of the gaming subconcession in June 2022.

(9)	In January 2008, we entered into agreements to purchase four ferries (in addition to the ten previously purchased) at an aggregate cost of approximately $72.0 million to be built for our Macao operations.

(10)	We are party to a long-term lease agreement of 99 years for a parking structure located adjacent to The Venetian Las Vegas.

(11)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(12)	We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007, and as of December 31, 2008, had a $33.0 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the FIN No. 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	recent disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip, Pennsylvania, Singapore and Las Vegas developments;

•	general economic and business conditions which may impact levels of disposable income, consumer spending, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines, including Macao and Singapore;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macao and Singapore;

•	visa restrictions limiting the number of visits and the length of stay for visitors from mainland China to our Macao properties;

•	our dependence upon properties in Las Vegas and Macao for all of our cash flow;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the Phase II Mall purchase and sale agreement, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome or avian flu, in our market areas;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas and Macao as convention and trade show destinations;

•	new taxes or changes to existing tax rates;

•	our ability to maintain our Macao gaming subconcession and Singapore gaming concession;

•	the completion of infrastructure projects in Macao and Singapore;

•	increased competition and other planned construction projects in Macao and Singapore; and

•	the outcome of any ongoing and future litigation.

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

Allowance for Doubtful Casino Accounts

We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Las Vegas and Macao. We regularly evaluate the allowance for doubtful casino accounts. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play is significant at our Las Vegas properties as credit table games play represented approximately 57.6% of total table games play. In Macao, where table games play is primarily cash play, credit table games play represented approximately 23.7% of total Macao table games play; however, this percentage is expected to increase as we increase the credit extended to our junkets. Our allowance for doubtful casino accounts was 24.6% and 26.5% of gross casino receivables from customers for the years ended December 31, 2008 and 2007, respectively. As the credit extended to our junkets can be offset by the commissions payable to said junkets, the allowance for doubtful accounts related to receivables from junkets is not material. Our allowance for doubtful accounts from our hotel and other receivables is also not material.

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

Property and Equipment

At December 31, 2008, we had net property and equipment of $11.87 billion, representing 69.2% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

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

Leasehold Interests in Land

Leasehold interests in land represent payments made for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements. Such assets are not considered qualifying assets for purposes of capitalizing interest and as such, are not included in the base used to determine capitalized interest.

Indefinite Useful Life Assets

At December 31, 2008, we had a $50.0 million asset related to our Sands Bethlehem gaming license, which was determined to have an indefinite useful life. Assets with indefinite useful lives are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.

Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment,” requires the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on a combination of our historical volatility and the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options and we will continue to use the simplified method beyond December 31, 2008, due to the lack of historical information as allowed under Staff Accounting Bulletin No. 110, “Share-Based Payment.” We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s 2004 Equity Award Plan). During the years ended December 31, 2008 and 2007, we recorded stock-based compensation expense of $53.9 million and $33.2 million, respectively. As of December 31, 2008, there was $154.3 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $2.7 million of unrecognized compensation cost related to nonvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.3 years and 1.5 years, respectively.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

As of December 31, 2008 and 2007, our net deferred tax asset was $67.2 million and $30.9 million, respectively, and it appears more likely than not that our net deferred tax asset will be realized through future taxable earnings. If our operating results are less than currently projected and there is no objectively verifiable evidence to support the realization of our deferred tax asset, a valuation allowance may be required to reduce some or all of this deferred tax asset. The reduction of the deferred tax asset could increase our income tax expense and have an adverse effect on our results of operations and tangible net worth in the period in which the allowance is recorded. As of December 31, 2008, no valuation allowance has been established for our U.S. deferred tax asset; however, we will continue to assess the need for an allowance in future periods.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, we adopted the provisions of FIN No. 48, which provides a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. In the U.S., the Company is under examination for years after 2004. In Macao and Singapore, the Company is subject to examination for years after 2003.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2008, LIBOR, HIBOR and Singapore Swap Offer rates plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
				(In millions)

LIABILITIES
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$137.6
Average interest rate(2)	—%	—%	—%	—%	—%	6.4%	6.4%	19.1%
Variable rate	$114.6	$197.6	$1,592.7	$2,414.6	$1,667.7	$4,234.9	$10,222.1	$6,173.8
Average interest rate(2)	3.1%	3.0%	3.6%	3.4%	3.5%	3.2%	3.4%	3.4%
ASSETS
Cap Agreements(3)	$—	$—	$3.7	$—	$—	$—	$3.7	$3.7

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore Swap Offer rates for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2008, an assumed 100 basis point change in LIBOR, HIBOR and Singapore Swap Offer rates would cause our annual interest cost to change approximately $102.8 million.

(3)	As of December 31, 2008, we have fourteen interest rate cap agreements with an aggregate fair value of $3.7 million based on quoted market values from the institutions holding the agreements.

Borrowings under the $5.0 billion senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% per annum or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and are subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao if certain maximum leverage ratios are satisfied. Borrowings under the Singapore permanent facility bear interest at the Singapore Swap Offer Rate plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing bear interest at HIBOR plus 2.0% per annum if borrowings are made in Hong Kong dollars or LIBOR plus 2.0% per annum if borrowings are made in U.S. dollars. All borrowings under the ferry financing were made in Hong Kong dollars as of December 31, 2008.

Foreign currency transaction gains for the year ended December 31, 2008, were $26.4 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2008, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $41.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Las Vegas Sands Corp.

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 26, 2009

LAS VEGAS SANDS CORP.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$3,038,163	$857,150
Restricted cash	194,816	232,944
Accounts receivable, net	384,819	187,195
Inventories	28,837	19,902
Deferred income taxes	22,971	32,471
Prepaid expenses and other	71,670	49,424

Total current assets	3,741,276	1,379,086
Property and equipment, net	11,868,228	8,574,614
Deferred financing costs, net	158,776	107,338
Restricted cash	—	178,824
Deferred income taxes	44,189	—
Leasehold interests in land, net	1,099,938	1,069,609
Other assets, net	231,706	157,046

Total assets	$17,144,113	$11,466,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,035	$99,023
Construction payables	736,713	717,541
Accrued interest payable	14,750	11,465
Other accrued liabilities	593,295	610,911
Current maturities of long-term debt	114,623	54,333

Total current liabilities	1,530,416	1,493,273
Other long-term liabilities	64,750	28,674
Deferred income taxes	—	1,553
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	—
Deferred gain on sale of The Grand Canal Shoppes	57,736	61,200
Deferred rent from mall transactions	150,771	103,546
Long-term debt	10,356,115	7,517,997

Total liabilities	12,403,716	9,206,243

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 and no shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500,000 (Note 9)	318,289	—
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 5,196,300 and no shares issued and outstanding with warrants to purchase up to 86,605,173 and no shares of common stock	298,066	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 641,839,018 and 355,271,070 shares issued and outstanding	642	355
Capital in excess of par value	3,090,292	1,064,878
Accumulated other comprehensive income (loss)	17,554	(2,493)
Retained earnings	1,015,554	1,197,534

Total stockholders’ equity	4,422,108	2,260,274

Total liabilities and stockholders’ equity	$17,144,113	$11,466,517

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues:
Casino	$3,192,099	$2,250,421	$1,676,061
Rooms	767,129	437,357	350,606
Food and beverage	369,062	238,252	187,819
Convention, retail and other	406,836	178,392	125,692

	4,735,126	3,104,422	2,340,178
Less — promotional allowances	(345,180)	(153,855)	(103,319)

Net revenues	4,389,946	2,950,567	2,236,859

Operating expenses:
Casino	2,214,235	1,435,662	925,033
Rooms	154,615	94,219	85,651
Food and beverage	186,551	118,273	89,113
Convention, retail and other	213,351	97,689	64,315
Provision for doubtful accounts	41,865	26,369	18,067
General and administrative	550,529	319,357	230,355
Corporate expense	104,355	94,514	59,570
Rental expense	33,540	31,787	13,478
Pre-opening expense	162,322	189,280	37,673
Development expense	12,789	9,728	26,112
Depreciation and amortization	506,986	202,557	110,771
Impairment loss	37,568	—	—
Loss on disposal of assets	7,577	1,122	2,624

	4,226,283	2,620,557	1,662,762

Operating income	163,663	330,010	574,097
Other income (expense):
Interest income	19,786	72,464	66,191
Interest expense, net of amounts capitalized	(421,825)	(244,808)	(135,853)
Other income (expense)	19,492	(8,682)	(189)
Loss on early retirement of debt	(9,141)	(10,705)	—

Income (loss) before income taxes and noncontrolling interest	(228,025)	138,279	504,246
Benefit (provision) for income taxes	59,700	(21,591)	(62,243)
Noncontrolling interest	4,767	—	—

Net income (loss)	(163,558)	116,688	442,003
Accumulated but undeclared dividend requirement on preferred stock	(6,784)	—	—
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	(6,854)	—	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(11,568)	—	—

Net income (loss) attributable to common stockholders	$(188,764)	$116,688	$442,003

Basic earnings (loss) per share	$(0.48)	$0.33	$1.25

Diluted earnings (loss) per share	$(0.48)	$0.33	$1.24

Weighted average shares outstanding:
Basic	392,131,375	354,807,700	354,277,941

Diluted	392,131,375	355,789,619	355,264,444

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
	Preferred Stock		Common Stock		Capital		Other
	Number		Number		in Excess		Comprehensive
	of		of		of Par	Deferred	Income	Retained
	Shares	Amount	Shares	Amount	Value	Compensation	(Loss)	Earnings	Total
	(In thousands, except share data)

Balance at January 1, 2006	—	$—	354,179,580	$354	$964,660	$(150)	$1,726	$642,948	$1,609,538
Net income	—	—	—	—	—	—	—	442,003	442,003
Currency translation adjustment	—	—	—	—	—	—	(2,306)	—	(2,306)

Total comprehensive income									439,697
Exercise of stock options	—	—	240,912	—	7,226	—	—	—	7,226
Tax benefit from stock-based compensation	—	—	—	—	1,876	—	—	—	1,876
Stock-based compensation	—	—	—	—	16,667	150	—	—	16,817
Issuance of restricted stock	—	—	71,960	—	—	—	—	—	—

Balance at December 31, 2006	—	—	354,492,452	354	990,429	—	(580)	1,084,951	2,075,154
Net income	—	—	—	—	—	—	—	116,688	116,688
Currency translation adjustment	—	—	—	—	—	—	(1,913)	—	(1,913)

Total comprehensive income									114,775
Exercise of stock options	—	—	727,692	1	30,221	—	—	—	30,222
Tax benefit from stock-based compensation	—	—	—	—	7,526	—	—	—	7,526
Stock-based compensation	—	—	—	—	36,702	—	—	—	36,702
Issuance of restricted stock	—	—	50,926	—	—	—	—	—	—
Cumulative effect from adoption of FIN No. 48	—	—	—	—	—	—	—	(4,105)	(4,105)

Balance at December 31, 2007	—	—	355,271,070	355	1,064,878	—	(2,493)	1,197,534	2,260,274
Net loss	—	—	—	—	—	—	—	(163,558)	(163,558)
Currency translation adjustment	—	—	—	—	—	—	20,047	—	20,047

Total comprehensive loss									(143,511)
Exercise of stock options	—	—	181,862	1	6,833	—	—	—	6,834
Tax benefit from stock-based compensation	—	—	—	—	1,117	—	—	—	1,117
Stock-based compensation	—	—	—	—	59,643	—	—	—	59,643
Issuance of restricted stock	—	—	26,657	—	—	—	—	—	—
Forfeiture of unvested restricted stock	—	—	(4,207)	—	—	—	—	—	—
Issuance of preferred and common stock and warrants, net of transaction costs	5,196,300	298,066	200,000,000	200	1,482,907	—	—	—	1,781,173
Extinguishment of convertible senior notes	—	—	86,363,636	86	474,914	—	—	—	475,000
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	—	—	(6,854)	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	—	—	(11,568)	(11,568)

Balance at December 31, 2008	5,196,300	$298,066	641,839,018	$642	$3,090,292	$—	$17,554	$1,015,554	$4,422,108

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(163,558)	$116,688	$442,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	506,986	202,557	110,771
Amortization of leasehold interests in land included in rental expense	26,165	23,439	809
Amortization of deferred financing costs and original issue discount	32,844	26,786	13,894
Amortization of deferred gain and rent	(5,082)	(4,692)	(4,690)
Deferred rent from mall transaction (Note 12)	48,843	—	—
Loss on early retirement of debt	9,141	10,705	—
Impairment and loss on disposal of assets	45,145	1,122	2,624
Stock-based compensation expense	53,854	33,224	14,728
Provision for doubtful accounts	41,865	26,369	18,067
Foreign exchange (gain) loss	(28,548)	5,317	—
Excess tax benefits from stock-based compensation	(1,112)	(7,112)	(1,401)
Deferred income taxes	(36,242)	(15,554)	3,914
Changes in operating assets and liabilities:
Accounts receivable	(238,425)	(39,881)	(106,972)
Inventories	(8,879)	(7,611)	(2,324)
Prepaid expenses and other	(95,744)	(115,303)	(13,933)
Leasehold interests in land	(50,156)	(235,235)	(786,700)
Accounts payable	(28,228)	47,985	16,235
Accrued interest payable	3,260	2,969	578
Income taxes payable	—	(12,825)	22,228
Other accrued liabilities	15,657	306,509	73,449

Net cash provided by (used in) operating activities	127,786	365,457	(196,720)

Cash flows from investing activities:
Change in restricted cash	218,044	556,276	(310,565)
Capital expenditures	(3,789,008)	(3,793,703)	(1,925,291)
Acquisition of gaming license included in other assets	—	(50,000)	—

Net cash used in investing activities	(3,570,964)	(3,287,427)	(2,235,856)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,834	30,221	7,226
Excess tax benefits from stock-based compensation	1,112	7,112	1,401
Proceeds from common stock issued, net of transaction costs	1,053,695	—	—
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	523,720	—	—
Proceeds from preferred stock and warrants issued, net of transaction costs	503,625	—	—
Proceeds from convertible senior notes from Principal Stockholder’s family	475,000	—	—
Proceeds from long-term debt (Note 8)	4,616,201	5,135,076	2,619,995
Repayments of long-term debt (Note 8)	(1,725,908)	(1,775,801)	(132,746)
Proceeds from sale of the Shoppes at The Palazzo (Note 12)	243,928	—	—
Payments of deferred financing costs	(92,968)	(73,743)	(52,894)

Net cash provided by financing activities	5,605,239	3,322,865	2,442,982

Effect of exchange rate on cash	18,952	(11,811)	814

Increase in cash and cash equivalents	2,181,013	389,084	11,220
Cash and cash equivalents at beginning of year	857,150	468,066	456,846

Cash and cash equivalents at end of year	$3,038,163	$857,150	$468,066

Supplemental disclosure of cash flow information:
Cash payments for interest	$516,912	$438,301	$215,975

Cash payments for taxes, net of refunds	$(15,542)	$60,000	$34,750

Non-cash investing and financing activities:
Changes in construction payables	$19,172	$388,166	$165,443

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$—	$—

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$11,568	$—	$—

Extinguishment of convertible senior notes from Principal Stockholder’s family	$475,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Business of Company

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

The Company also owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, pursuant to a 20-year gaming subconcession. The Sands Macao offers approximately 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater, and other high-end services and amenities.

On August 28, 2007, the Company opened The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Striptm, a master-planned development of resort properties in Macao, China. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

On August 28, 2008, the Company opened the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Macao”), which is located adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotels Inc.; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature 19 Paiza mansions, which are currently expected to open in the second quarter of 2009, and the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units and common areas. These units are intended for sale and are currently expected to open in the third quarter of 2009. As of December 31, 2008, the Company has capitalized construction costs of $873.4 million for this project (including $110.0 million of outstanding construction payables). The Company expects to spend approximately $360 million on costs to complete the Paiza mansions and Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables.

Development Projects

Given current conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations, on November 10, 2008, the Company announced its revised development plan to suspend portions of its development projects and focus its development efforts on those projects with the highest rates of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected return on invested capital. Should general economic conditions not improve, if the Company is unable to obtain sufficient funding such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge. In addition, the Company may be subject to penalties under the termination clauses in its construction contracts.

United States Development Projects

Sands Bethlehem

The Company is in the process of developing Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. In August 2007, the Company’s indirect majority-owned subsidiary, Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”), was issued a Pennsylvania gaming license by the Pennsylvania Gaming Control Board. The Company owns 86% of the economic interest of the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming and more than 35% of the economic interest of the retail portion of the property through its ownership interest in Sands Bethworks Retail, LLC (“Sands Bethworks Retail”).

The Company is continuing construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and will include a variety of dining options, as well as the parking garage and surface parking. As part of the Company’s revised development plan, construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been temporarily suspended and are intended to recommence when capital markets and general economic conditions improve. As of December 31, 2008, the Company has capitalized construction costs of $417.8 million for this project (including $68.3 million of outstanding construction payables). The Company expects to spend approximately $360 million on additional costs to complete the construction of the casino and parking components, costs to prepare the remaining portion of the site for delay, FF&E (including the additional 2,000 slot machines to be added six months after the opening date), pre-opening and other costs, and to pay outstanding construction payables. The Company expects to open the casino and parking components in the second quarter of 2009. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable.

St. Regis Residences

The Company had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), which is situated between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip and was expected to feature approximately 400 luxury residences. As part of the Company’s revised development plan, it has suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when these conditions improve and expects that it will take approximately 18 months from when construction recommences to complete the project. As of December 31, 2008, the Company has capitalized construction costs of $173.0 million for this project (including $49.8 million in outstanding construction payables). The Company expects to spend approximately $60 million on additional costs to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), and to pay outstanding construction payables. The impact of the suspension on the estimated overall cost of the project is currently not determinable.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Macao Development Projects

The Company has submitted plans to the Macao government for its Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao on an area of approximately 200 acres (which are referred to as parcels 3, 5, 6, 7 and 8). The developments were expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction for these five parcels and planned to own and operate all of the casinos in these developments under the Company’s Macao gaming subconcession.

As part of its revised development plan, the Company has suspended construction of phase I of parcels 5 and 6, which includes a Shangri-La and Traders tower and one of two Sheraton towers, along with the podium that encompasses a casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space, while the Company pursues project-level financing; however, there can be no assurance that such financing will be obtained. If and when financing has been obtained, the Company expects it will take approximately twelve months to complete construction of phase I. Construction of phase II of the project, which includes the second Sheraton tower and a St. Regis hotel and serviced luxury apartment hotel, has been suspended until conditions in the capital markets and general economic conditions improve. As of December 31, 2008, the Company has capitalized construction costs of $1.65 billion for this project (including $152.6 million in outstanding construction payables). The Company expects to spend approximately $540 million on additional costs to prepare the site for delay and to pay outstanding construction payables. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable. The Company had commenced pre-construction on parcels 7, 8 and 3 and has capitalized construction costs of $119.3 million for parcels 7 and 8 and $35.6 million for parcel 3 as of December 31, 2008. The Company intends to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction of the Company’s Cotai Strip developments on its overall estimated cost to build is currently not determinable. As of December 31, 2008, the Company has capitalized an aggregate of $5.3 billion in costs for these Cotai Strip projects, including The Venetian Macao and Four Seasons Macao. The Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.

The Company has received a land concession from the Macao government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at the Company’s option in accordance with Macao law, grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums, which are either payable over four years or are due upon the completion of the corresponding integrated resort, as well as annual rent for the term of the land concession. In October 2008, the Macao government amended the Company’s land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed the Company to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, the Company paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use.

The Company does not yet have all the necessary Macao government approvals that it will need in order to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has received a land concession for parcel 3, as previously noted, but has not yet been granted land concessions for parcels 5, 6, 7 and 8. The Company is in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not obtain these land concessions, the Company could forfeit all or a substantial part of its $1.77 billion in capitalized costs related to its developments on parcels 5, 6, 7 and 8 as of December 31, 2008.

Under the Company’s land concession for parcels 1, 2 and 3, the Company is required to complete the development of parcel 3 by August 2011. The Company believes that if it is not able to complete the development of parcel 3 by the deadline, it will be able to obtain an extension; however, no assurances can be given that an extension will be granted by the Macao government. If the Company is unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not separated from the portions related to parcels 1 and 2, it could lose its land concession for parcels 1, 2 and 3, which would prohibit the Company from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession, and the Company could forfeit all or a substantial portion of its $3.53 billion in capitalized costs related to its developments on parcels 1, 2 and 3 as of December 31, 2008.

Singapore Development Project

In August 2006, the Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 50+ story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing cost estimates for the project. As of December 31, 2008, the Company has capitalized 3.24 billion Singapore dollars (“SGD,” approximately $2.25 billion at exchange rates in effect on December 31, 2008) in costs for this project, including the land premium and SGD 378.4 million (approximately $263.0 million at exchange rates in effect on December 31, 2008) of outstanding construction payables. As of December 31, 2008, the Company expects to spend approximately SGD 4.7 billion (approximately $3.27 billion at exchange rates in effect on December 31, 2008) on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables through 2011, of which approximately SGD 2.59 billion (approximately $1.80 billion at exchange rates in effect on December 31, 2008) is expected to be spent in 2009 before the project opens. As the Company has obtained Singapore-denominated financing and primarily pay its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on the Company’s current development plan, the Company intends to continue construction on its existing timeline with the majority of the project targeted to open in late 2009 or early 2010.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. Under the revised development plan, the Company has indefinitely suspended the project.

Other Development Projects

When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe. In July 2008, the Company withdrew its previously submitted application to develop a casino resort in the Kansas City, Kansas, metropolitan area.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development Financing Strategy

Through December 31, 2008, the Company has principally funded its development projects through borrowings under its U.S., Macao and Singapore bank credit facilities (see “— Note 8 — Long-Term Debt”), operating cash flows and proceeds from the disposition of non-core assets.

Commencing September 30, 2008, the U.S. senior secured credit facility and FF&E financings require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio decreases from 7.5x as of December 31, 2008, to 7.0x for the quarterly periods ending March 31 and June 30, 2009, and then to 6.5x for the quarterly periods ending September 30 and December 31, 2009. In Macao, the Company’s credit facility also requires the Company to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio decreases from 4.5x as of December 31, 2008, to 4.0x for the quarterly periods ending March 31 and June 30, 2009, and then to 3.5x for the quarterly periods ending September 30 and December 31, 2009. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, the Company would be in default under the respective credit facilities. A default under the Company’s domestic credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Company’s Macao credit facilities would trigger a cross-default under the Company’s ferry financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to pay or refinance any amounts that may become accelerated under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

As the Company’s Las Vegas properties did not achieve the levels of Adjusted EBITDA necessary to maintain compliance with the maximum leverage ratio for the quarterly periods ended September 30 and December 31, 2008, the Company completed a private placement of $475.0 million in convertible senior notes in September 2008 and a $2.1 billion common and preferred stock and warrants offering in November 2008 (see “— Note 8 — Long-Term Debt” and “— Note 9 — Stockholders’ Equity”, respectively). A portion of the proceeds from the convertible senior notes was used to exercise the EBITDA true-up provision (as defined below) for the quarterly period ended September 30, 2008, which, by itself, would not have been sufficient to maintain compliance with the maximum leverage ratio when applied to the quarterly periods ended September 30 and December 31, 2008. Accordingly, additional proceeds from the offerings were contributed to LVSLLC to reduce the net debt of the parties to the domestic credit facilities in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended September 30 and December 31, 2008. Adjusted EBITDA generated by the Company’s Macao operations was sufficient to maintain compliance with the respective maximum leverage ratio for the quarterly periods ended during 2008.

In order to fund the Company’s revised development plan as discussed above and comply with the maximum leverage ratio covenants of its U.S. and Macao credit facilities for quarterly periods in 2009 and beyond, the Company will utilize cash on hand, cash flow from operations and available borrowings under its credit facilities. The Company will also need to execute on some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at its Las Vegas and Macao properties, primarily through aggressive cost-cutting measures; (ii) successfully complete the sale of certain non-core assets (e.g. Four Seasons Apartments or the malls at The Venetian Macao and Four Seasons Macao), a portion of the proceeds from which would be used to repay debt; (iii) elect to contribute up to $50 million and $20 million of cash on hand to the Las Vegas and Macao operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating maximum leverage

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratio (the “EBITDA true-up”)); or (iv) execute a debt reduction plan. If the aforementioned measures are not sufficient to fund the Company’s revised development plan and maintain compliance with its financial covenants, the Company may also need to execute on some, or a combination, of the following measures: (i) further decrease the rate of spending on its global development projects; (ii) obtain additional financing at the parent company level, the proceeds from which could be used to reduce or repay debt in Las Vegas and/or Macao; (iii) consider other asset sales; (iv) elect to delay payment of dividends on its preferred stock; or (v) seek waivers or amendments under the Las Vegas or Macao credit facilities; however, there can be no assurance that the Company will be able to obtain such waivers or amendments. Management believes that successful execution of some combination of the above measures will be sufficient for the Company to fund its commitments and maintain compliance with its financial covenants throughout 2009.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The equity attributable to minority shareholders’ interests in subsidiaries is not material and is included in other long-term liabilities in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has entered into various joint venture agreements with independent third parties; whereby these third parties will operate a variety of restaurants in The Venetian Las Vegas and The Palazzo. Due to the Company’s significant investment in these joint ventures, the operations of these restaurants have been consolidated by the Company in accordance with FIN No. 46R. The Company evaluates its investments in joint ventures to assess the appropriateness of their consolidation into the Company when events have occurred that would trigger such an analysis.

As of December 31, 2008 and 2007, the Company’s restaurant joint ventures had total current assets of $5.5 million and $2.8 million, respectively, and fixed assets of $49.9 million and $12.2 million, respectively. The following is summarized results of operations data for these consolidated joint ventures for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net revenues	$51,847	$21,677	$11,614
Operating expenses	51,527	19,175	10,333
Pre-opening expense	3,463	2,980	—
Depreciation and amortization	5,492	1,145	445

Operating income (loss)	(8,635)	(1,623)	836
Interest expense, net	(429)	(414)	(467)

Net income (loss) before noncontrolling interest	$(9,064)	$(2,037)	$369

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which is equivalent to their fair value. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.

Accounts Receivable and Credit Risk

Accounts receivable are comprised of casino, hotel and other receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company has recently begun extending credit to its junkets in Macao, which receivable can be offset against commissions payable to the respective junkets. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in foreign countries could affect the collectability of receivables from customers and junkets residing in these countries.

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

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

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

With the Company’s recent suspension of certain of its development projects and due to the difficult global economic and credit market environment, the Company tested its assets for impairment as of December 31, 2008. As of December 31, 2008, the Company recognized an impairment loss of $37.6 million, primarily related to certain real estate and transportation assets that were previously utilized in connection with marketing activities in Asia.

Capitalized Interest

Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest expense of $131.2 million, $223.2 million and $94.6 million, respectively.

Deferred Financing Costs and Original Issue Discounts

Deferred financing costs and original issue discounts are amortized to interest expense based on the terms of the related debt instruments using the effective interest method.

Leasehold Interests in Land

Leasehold interests in land represent payments made for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements. Such assets are not considered qualifying assets for purposes of capitalizing interest and as such, are not included in the base used to determine capitalized interest.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite Useful Life Assets

Assets with indefinite useful lives are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized. At December 31, 2008 and 2007, the Company had a $50.0 million asset related to its Sands Bethlehem gaming license, which was determined to have an indefinite useful life and has been recorded as other long-term assets in the accompanying consolidated balance sheets. No impairment charges related to this asset were recorded for the years ended December 31, 2008 and 2007.

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

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Rooms	$186,704	$71,908	$48,005
Food and beverage	101,084	63,805	44,768
Convention, retail and other	57,392	18,142	10,546

	$345,180	$153,855	$103,319

The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Rooms	$44,158	$15,864	$11,505
Food and beverage	70,988	40,622	29,302
Convention, retail and other	42,573	18,325	5,040

	$157,719	$74,811	$45,847

Frequent Players Program

The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash, free play and other free goods and services. The Company accrues for club points expected to be redeemed for cash and free play as a reduction to gaming revenue and accrues for club points expected to be

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemed for free goods and services as casino expense. The accruals are based on estimates and assumptions regarding the mix of cash, free play and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals.

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

Advertising Costs

Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statement of operations are $48.2 million, $34.9 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Corporate Expenses

Corporate expense represents payroll, travel, professional fees and various other expenses not allocated or directly related to the Company’s integrated resort operations.

Foreign Currency

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Gains or losses from foreign currency remeasurements are included in other income (expense). Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income (loss) are reported in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss), and the cumulative balance of other comprehensive income (loss) consisted solely of foreign currency translation adjustments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Weighted-average common shares outstanding (used in the calculations of basic earnings (loss) per share)	392,131,375	354,807,700	354,277,941
Potential dilution from stock options, restricted stock and warrants	—	981,919	986,503

Weighted-average common and common equivalent shares (used in the calculations of diluted earnings (loss) per share)	392,131,375	355,789,619	355,264,444

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted earnings (loss) per share	184,840,819	1,097,900	882,900

Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation under SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s stock-based employee compensation plans are more fully discussed in “— Note 14 — Stock-Based Employee Compensation.”

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which it operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 provides a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted the provisions of this standard and such application did not have a material effect on its financial condition, results of operations or cash flows. See “— Note 11 — Fair Value Measurements” for disclosures required by this standard.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the consolidated statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated and also requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material effect on its financial condition, results of operations or cash flows.

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

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP expands the disclosure requirements in SFAS No. 140 and FIN No. 46R by requiring additional information about a company’s involvement with VIEs and its continuing involvement with transferred financial assets. This new accounting standard was effective for reporting periods ending after December 15, 2008. The adoption of FSP FAS No. 140-4 and FIN No. 46R-8 did not have a material impact on the Company’s disclosures.

Other Charges

During the year ended December 31, 2008, the Company recorded a net charge of $1.7 million to properly account for $5.2 million of casino, convention, retail and other, pre-opening and general and administrative expenses that had not been accrued, offset by $2.4 million of casino and convention, retail and other revenues and a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million tax benefit that had not been recorded as of December 31, 2007. As the amounts involved were not material to the Company’s consolidated financial statements in any individual prior period, and the cumulative amount is not material to the results of operations for the year ending December 31, 2008, the Company recorded the cumulative effect of correcting these items during the year ended December 31, 2008.

Note 3 —	Restricted Cash

As required by the Company’s Macao credit facility entered into in May 2006 (see “— Note 8 — Long-Term Debt — Macao Related Debt — Macao Credit Facility”), certain loan proceeds available under this facility and certain cash flows generated by the Company’s existing Macao operations have been deposited into restricted accounts, invested in cash or cash equivalents, and pledged to a collateral agent for the Macao credit facility lenders. This restricted cash amount will be used as required to fund future construction of Four Seasons Macao and other Cotai Strip project costs in accordance with terms specified in this facility. The restricted accounts are subject to a security interest in favor of the lenders under the Macao credit facility. As of December 31, 2008 and 2007, the cash balances in the restricted accounts were $124.1 million and $59.2 million, respectively.

As required by the Company’s Singapore permanent facilities entered into in December 2007 (see “— Note 8 — Long-Term Debt — Singapore Related Debt — Singapore Permanent Facilities”), proceeds available under this facility have been deposited into accounts, invested in cash or cash equivalents, and pledged to a security trustee for the benefit of the Singapore facility lenders. This restricted cash amount will be used as required to fund construction and other operating and development costs of the Marina Bay Sands. These accounts are subject to a security interest in favor of the lenders under the Singapore permanent facilities. As of December 31, 2008 and 2007, the restricted cash balance was $61.9 million and $338.1 million, respectively.

Restricted cash also includes $8.8 million and $14.5 million as of December 31, 2008 and 2007, respectively, related to other items. Restricted cash balances classified as current are primarily equivalent to the related construction payables that are also classified as current.

Note 4 —	Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	At December 31,
	2008	2007

Casino	$317,613	$117,193
Rooms	64,350	63,895
Other	64,073	39,223

	446,036	220,311
Less — allowance for doubtful accounts	(61,217)	(33,116)

	$384,819	$187,195

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	At December 31,
	2008	2007

Land and improvements	$341,927	$297,678
Building and improvements	6,309,494	4,435,934
Furniture, fixtures, equipment and leasehold improvements	1,547,261	1,013,138
Transportation	322,194	176,897
Construction in progress	4,438,216	3,258,750

	12,959,092	9,182,397
Less — accumulated depreciation and amortization	(1,090,864)	(607,783)

	$11,868,228	$8,574,614

Construction in progress consists of the following (in thousands):

	At December 31,
	2008	2007

Four Seasons Macao	$255,373	$359,889
Other Macao Development Projects (principally Cotai Strip parcels 5 and 6)	1,917,547	714,701
Marina Bay Sands	1,422,795	552,850
The Palazzo and The Shoppes at The Palazzo	166,450	1,363,045
Sands Bethlehem	413,563	66,898
Other	262,488	201,367

	$4,438,216	$3,258,750

As of December 31, 2008, portions of The Palazzo and The Shoppes at The Palazzo were under construction and are scheduled to be completed during 2009. Approximately $194.2 million in building and improvements, $27.3 million in furniture, fixtures, equipment and leasehold improvements (with total accumulated depreciation of $8.9 million) and $148.0 million in construction in progress as of December 31, 2008, related to The Shoppes at the Palazzo, which was sold to GGP (see “— Note 12 — Mall Sale — The Shoppes at The Palazzo”). The $262.5 million in other construction in progress consists primarily of the construction of the St. Regis Residences and other projects in Las Vegas and at The Venetian Macao. See “— Note 1 — Organization and Business of Company — Development Projects” for discussion regarding the Company’s projects that are under development and the projects that have been suspended.

The cost of property and equipment that the Company is leasing to tenants as part of its Macao mall operations as of December 31, 2008, was $272.0 million with accumulated depreciation of $20.3 million.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Leasehold Interests in Land, Net

Leasehold interests in land consist of the following (in thousands):

	At December 31,
	2008	2007

Marina Bay Sands	$859,275	$854,386
Sands Macao	27,334	22,625
The Venetian Macao (parcel 1)	167,917	163,753
Four Seasons Macao (parcel 2)	58,273	27,890
Parcel 3	43,935	29,839

	1,156,734	1,098,493
Less — accumulated amortization	(56,796)	(28,884)

	$1,099,938	$1,069,609

The Company amortizes the leasehold interests in land for Marina Bay Sands, Sands Macao and the three parcels on the Cotai Strip on a straight-line basis over the expected term of the leases at approximately $14.3 million, $1.1 million and $10.8 million, respectively, annually at exchange rates in effect on December 31, 2008.

During the year ended December 31, 2008, the Company made payments of 96.0 million and 107.7 million patacas (approximately $12.0 million and $13.5 million, respectively, at exchange rates in effect on December 31, 2008) for partial payments of the land premium for parcels 2 and 3, respectively. The Company also made a payment of 142.3 million patacas (approximately $17.8 million at exchange rates in effect on December 31, 2008) in consideration for the Four Seasons land concession amendment, which separated the retail mall and hotel portions of the parcel, and allowed the Company to subdivide such parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. As construction is still in progress on parcels 2 and 3, the balance will either be due upon the completion of the resorts on these parcels (with the Four Seasons Apartments expected to be completed in the third quarter of 2009) or will be payable through seven equal semi-annual payments (three of which have been made as of December 31, 2008), bearing interest at 5.0% per annum.

In addition to the land premium payments for the Macao leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2008, the Company was obligated under its land concessions to make future premium and rental payments as follows (in thousands):

2009	$45,088
2010	18,394
2011	3,173
2012	3,173
2013	3,173
Thereafter	57,357

$130,358

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	At December 31,
	2008	2007

Customer deposits	$111,191	$143,053
Payroll and related	84,578	92,103
Taxes and licenses	133,921	140,003
Outstanding gaming chips and tokens	143,951	152,962
Other accruals	119,654	82,790

	$593,295	$610,911

Note 8 —	Long-Term Debt

Long-term debt consists of the following (in thousands):

	At December 31,
	2008	2007

Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,955,000	$2,985,000
Senior Secured Credit Facility — Delayed Draw I	597,000	—
Senior Secured Credit Facility — Delayed Draw II	400,000	—
Senior Secured Credit Facility — Revolving	775,860	—
6.375% Senior Notes (net of original issue discount of $1,392 and $1,620, respectively)	248,608	248,380
FF&E Financings	141,950	61,416
Airplane Financings	85,797	89,484
Other	5,765	6,857
Macao Related:
Macao Credit Facility — Term B	1,800,000	1,800,000
Macao Credit Facility — Term B Delayed	700,000	700,000
Macao Credit Facility — Revolving	695,299	251,000
Macao Credit Facility — Local Term	100,589	100,000
Ferry Financing	218,564	—
Other	11,054	6,434
Singapore Related:
Singapore Permanent Facility — A and B	1,735,252	—
Singapore Bridge Facility — Term Loan	—	594,404
Singapore Bridge Facility — Floating Rate Notes	—	729,355

	10,470,738	7,572,330
Less — current maturities	(114,623)	(54,333)

Total long-term debt	$10,356,115	$7,517,997

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate and U.S. Related Debt

Senior Secured Credit Facility

In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which consists of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term B loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term B loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million may be drawn on a swingline basis (the “Revolving Facility”). As of December 31, 2008, the Company had $116.3 million of available borrowing capacity under the Revolving Facility, net of outstanding letters of credit and including approximately $7.6 million committed to be funded by Lehman Brothers Commercial Paper Inc.

The Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facility and the guarantees of the Guarantors are collateralized by a first-priority security interest in substantially all of LVSLLC’s and the Guarantors’ assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.

The Term B Facility and the Delayed Draw I Facility mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $7.5 million, which began on September 30, 2007, followed by a balloon payment of $2.80 billion due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $1.5 million, which began on September 30, 2008, followed by a balloon payment of $565.5 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $1.0 million, which begin on March 31, 2009, followed by a balloon payment of $383.0 million due on May 23, 2013. The Revolving Facility matures on May 23, 2012, and has no interim amortization.

Borrowings under the Senior Secured Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively (set at 2.0% and 2.2% as of December 31, 2008, respectively). These spreads will be reduced by 0.25% per annum if the Company’s “corporate rating” (as defined in the Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group (“S&P”), subject to certain additional conditions. The spread for the Revolving Facility will be further reduced by 0.25% per annum if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the Senior Secured Credit Facility was 5.2% and 7.1% during the years ended December 31, 2008 and 2007, respectively.

The Company pays a commitment fee of 0.375% per annum on the undrawn amounts under the Revolving Facility, which will be reduced by 0.125% per annum if certain ratings are achieved, subject to certain additional conditions. The Company also pays a commitment fee equal to 0.75% per annum and 0.5% per annum on the undrawn amounts under the Delayed Draw I Facility and the Delayed Draw II Facility, respectively.

To meet the requirements of the Senior Secured Credit Facility, the Company entered into an interest rate cap agreement in August 2007 with a notional amount of $1.64 billion, which expires on May 31, 2009. The provisions of this interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 6.75%. The Company had three additional interest rate cap agreements that it entered into as part of the prior senior secured credit facility with notional amounts of $500.0 million, $50.0 million and $10.0 million, which expired on March 30, 2008. The provisions of these interest rate cap agreements entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates of 5.75%, 6.5% and 6.375%, respectively. There was no net

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on interest expense as a result of these four interest rate cap agreements for the years ended December 31, 2008 and 2007.

The Senior Secured Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The Senior Secured Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, minimum ratios of Adjusted EBITDA to interest expense and maximum ratios of total debt outstanding to Adjusted EBITDA. The Senior Secured Credit Facility also contains conditions and events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion. In addition, there are provisions that limit or prohibit certain payments of dividends and other distributions to LVSC. At December 31, 2008, the net assets of LVSLLC were $4.11 billion, a substantial portion of which were restricted from being distributed under the terms of the Senior Secured Credit Facility.

A portion of the proceeds of the Term B Facility was used to refinance the prior senior secured credit facility, repay the construction loan related to The Shoppes at The Palazzo and Sands Expo Center mortgage loan, pay for certain construction and development related expenses incurred in connection with The Palazzo, and for fees and expenses related to the Senior Secured Credit Facility. The Company incurred a charge of approximately $10.7 million for loss on early retirement of debt during 2007 as a result of refinancing the facility.

Senior Notes

On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% Senior Notes due 2015 (the “Senior Notes”) with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. The Senior Notes will mature on February 15, 2015. LVSC has the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010, at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline ratably over time. The Senior Notes are unsecured senior obligations of LVSC and are jointly and severally guaranteed on a senior unsecured basis by certain of LVSC’s existing domestic subsidiaries, which includes LVSLLC and Venetian Casino Resort, LLC (“VCR”). The indenture governing the Senior Notes contains covenants that, subject to certain exceptions and conditions, limit the ability of LVSC and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets. In June 2005, the Senior Notes were exchanged for substantially similar Senior Notes, which have been registered under the federal securities laws. In connection with entering into the Senior Secured Credit Facility, the Senior Notes were collateralized on an equal and ratable basis with the obligations under the Senior Secured Credit Facility by the assets of LVSLLC and the Guarantors.

FF&E Financings

In December 2006, certain of the Company’s subsidiaries, including LVSLLC and VCR, entered into an FF&E credit facility agreement (the “FF&E Facility”) with a group of lenders and General Electric Capital Corporation as administrative agent to provide up to $142.9 million to finance or refinance the acquisition of certain FF&E located in The Venetian Las Vegas and The Palazzo. The FF&E Facility consisted of a $7.9 million funded term loan which proceeds refinanced a prior FF&E loan and a $135.0 million delayed draw term loan. In August 2007, the parties to the FF&E Facility entered into an amended and restated FF&E credit and guarantee agreement (the “Amended and Restated FF&E Facility”) which, among other things, increased the overall size of the delayed draw term loan facility to $167.0 million, repaid the funded term loan under the FF&E Facility and conformed the affirmative and negative covenants and events of default to those set forth in the Senior Secured Credit Facility. The delayed draw

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term loan commitment under the Amended and Restated FF&E Facility terminated on June 30, 2008, and as of December 31, 2008, the Company has fully drawn the delayed draw term loan.

The Amended and Restated FF&E Facility is collateralized by the FF&E financed and/or refinanced with the proceeds of the Amended and Restated FF&E Facility, and is guaranteed by the Guarantors under the Senior Secured Credit Facility.

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

Borrowings under the Amended and Restated FF&E Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at a base rate, plus an applicable margin. The initial applicable margin is 1.0% per annum for loans accruing interest at the base rate, and 2.0% per annum for loans accruing interest at the adjusted Eurodollar rate (set at 2.5% as of December 31, 2008). The applicable margins may be reduced by 0.25% per annum under certain circumstances similar to those set forth in the Senior Secured Credit Facility. The Company will also pay a commitment fee of 0.50% per annum on the undrawn amount of the term delayed draw loan. The weighted average interest rate on the Amended and Restated FF&E Facility was 5.5% and 7.4% during the years ended December 31, 2008 and 2007, respectively.

Airplane Financings

In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that were already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offer Rate (“LIBOR”) plus 1.5% per annum (set at 3.7% as of December 31, 2008). The amortizing notes, totaling $28.8 million, are subject to quarterly principal and interest payments, which began June 1, 2007. The balloon notes, totaling $43.2 million, are subject to quarterly interest payments, which began June 1, 2007, with the principal payments due in full on March 1, 2017. The weighted average interest rate on the notes was 4.8% and 7.0% during the years ended December 31, 2008 and 2007, respectively.

In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 2.7% as of December 31, 2008). The $8.1 million amortizing note is subject to quarterly principal and interest payments, which began June 30, 2007. The $12.2 million balloon note is subject to quarterly interest payments, which began June 30, 2007, with the principal payment due in full on March 31, 2017. The weighted average interest rate on the notes was 4.9% and 6.6% during the years ended December 31, 2008 and 2007, respectively.

Convertible Senior Notes

In September 2008, the Company sold to the Principal Stockholder’s family, in a private placement transaction, $475.0 million of its 6.5% convertible senior notes due 2013 (the “Convertible Senior Notes”). The Convertible Senior Notes were subject to quarterly interest payments, commencing January 1, 2009, and would mature on October 1, 2013, unless earlier converted or repurchased by the Company. The initial conversion rate was 20.141 shares of common stock per $1,000 principal amount (equivalent to a conversion price of approximately $49.65 per share of common stock), subject to adjustment under certain circumstances. Following any fundamental change, as defined in the agreement, that occurs prior to the maturity date, the Company would be required to make an offer to purchase the Convertible Senior Notes. The Principal Stockholder’s family were granted pre-emptive

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights with respect to any future proposed issuance or sale by the Company of equity interests (including convertible or exchangeable securities), pursuant to which they would be able to purchase a portion of the offered equity interests based on their fully diluted common stock ownership in the Company.

In November 2008, concurrent with the Company’s issuance of common and preferred stock and warrants (see “— Note 9 — Stockholders’ Equity”), the Convertible Senior Notes were retired and the conversion feature was utilized to acquire 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share (a conversion rate of approximately 181.818 shares per $1,000 principal amount). As a result, the Company incurred a charge of approximately $5.1 million for loss on early retirement of the notes as of December 31, 2008. Additionally, the Company paid interest to the Principal Stockholder’s family of $3.7 million for the period the Convertible Senior Notes were outstanding.

Macao Related Debt

Macao Credit Facility

On May 25, 2006, two subsidiaries of the Company, VML US Finance, LLC (the “Borrower”) and Venetian Macau Limited (“VML”), as guarantor, entered into a credit agreement (the “Macao Credit Facility”). The Macao Credit Facility originally consisted of a $1.2 billion funded term B loan (the “Macao Term B Facility”), a $700.0 million delayed draw term B loan (the “Macao Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macao Local Term Facility”) and a $500.0 million revolving credit facility (the “Macao Revolving Facility”). In March 2007, the Macao Credit Facility was amended to expand the use of proceeds and remove certain restrictive covenants. In April 2007, the lenders of the Macao Credit Facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and the Borrower exercised its rights under the Macao Credit Facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded Macao Term B Facility by $600.0 million, the Macao Revolving Facility by $200.0 million, and the total Macao Credit Facility to $3.3 billion. As of December 31, 2008, the Macao Credit Facility had been fully funded except for $4.7 million committed to be funded by Lehman Brothers Commercial Paper Inc.

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

The Macao Revolving Facility and the Macao Local Term Facility mature on May 25, 2011. The Macao Term B Delayed Draw Facility and the Macao Term B Facility mature on May 25, 2012 and 2013, respectively. The Macao Term B Delayed Draw and the Macao Term B Facility are subject to nominal amortization for the first five and six years, respectively, which is expected to commence in June 2009, with the remainder of the loans payable in four equal installments in the last year immediately preceding their maturity dates. The Macao Local Term Facility is subject to quarterly amortization in an amount of approximately $6.3 million per quarter, which is expected to commence in July 2009, with the remainder of the loan payable in four equal quarterly installments in the last year immediately preceding the maturity date.

Borrowings under the Macao Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the Macao Local Term Facility, adjusted Hong Kong Inter-Bank Offer Rate (“HIBOR”)) or at an alternative base rate, plus a spread of 2.25% per annum or 1.25% per annum, respectively (set at 2.5% for the Macao Local Term Facility and 2.7% for the remainder of the Macao Credit Facility at December 31, 2008), and are subject to a downward adjustment of 0.25% per annum from the beginning of the first principal payment if certain maximum leverage ratios are satisfied. The Borrower also pays a standby commitment fee of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.5% per annum on the undrawn amounts under the Macao Revolving Facility. For the years ended December 31, 2008 and 2007, the weighted average interest rates for the Macao Local Term Facility were 5.1% and 6.8%, respectively, and the weighted average interest rates for the remainder of the Macao Credit Facility were 5.8% and 7.8%, respectively.

To meet the requirements of the Macao Credit Facility, the Company entered into four separate interest rate cap agreements in September 2006, May 2007, October 2007 and September 2008 (collectively, the “Macao Cap Agreements”) with notional amounts of $1.0 billion, $325.0 million, $165.0 million and $160.0 million, respectively, all of which expire on September 21, 2009. The provisions of the Macao Cap Agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.75% as stated in such agreement. There was no net effect on interest expense as a result of the Macao Cap Agreements for the years ended December 31, 2008, 2007 and 2006.

The Macao Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The Macao Credit Facility also requires the Borrower and the Macao Guarantors to comply with financial covenants, including, but not limited to, generating a minimum Adjusted EBITDA for a period of time and, thereafter, ratios of Adjusted EBITDA to interest expense and total indebtedness to Adjusted EBITDA, as well as maximum annual capital expenditures. The Macao Credit Facility also contains events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion.

Ferry Financing

In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $156.0 million at exchange rates in effect on December 31, 2008) secured credit facility, which is available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the construction of the ferries and to finance the completion of the remaining ferries. The facility is collateralized by the ferries and is guaranteed by VML. The facility matures in January 2018 and is subject to 34 quarterly payments commencing at the end of the 18-month availability period.

In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.5 million at exchange rates in effect on December 31, 2008), of which the Company has drawn HKD 485.0 million (approximately $62.6 million at exchange rates in effect on December 31, 2008) as of December 31, 2008. The proceeds from this supplemental facility were used to reimburse the Company for cash spent to date on construction of four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility is collateralized by the additional ferries and is guaranteed by VML.

Borrowings under the facility bear interest at the HIBOR plus 2.0% per annum if borrowings are made in Hong Kong dollars (set at 2.3% as of December 31, 2008) or the LIBOR plus 2.0% per annum if borrowings are made in U.S. dollars. All borrowings under the facility, which was fully drawn as of December 31, 2008, were made in Hong Kong dollars. The weighted average interest rate for the facility was 4.7% for the year ended December 31, 2008.

Singapore Related Debt

MBS entered into the Singapore bridge facility in August 2006 to pay the land premium to the STB under the Development Agreement and to commence construction of Marina Bay Sands. As the facility would mature in August 2008, the Company entered into the Singapore permanent facilities in December 2007. Upon closing in January 2008, a portion of the borrowings under the Singapore permanent facilities, as well as contributions made

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the Company to MBS, were used to repay the outstanding balances on the Singapore bridge facility, and to pay fees, costs and expenses related to entering into the Singapore permanent facilities agreement. The Company incurred a charge of approximately $4.0 million for loss on early retirement of debt in January 2008 as a result of refinancing the Singapore bridge facility.

Singapore Permanent Facilities

In December 2007, MBS signed a facility agreement (the “Singapore Permanent Facility Agreement”) providing for a SGD 2.0 billion (approximately $1.39 billion at exchange rates in effect on December 31, 2008) term loan (“Singapore Permanent Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $1.91 billion at exchange rates in effect on December 31, 2008) term loan (“Singapore Permanent Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $133.9 million at exchange rates in effect on December 31, 2008) banker’s guarantee facility (“Singapore Permanent Facility C”) to provide the bankers guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $347.5 million at exchange rates in effect on December 31, 2008) revolving credit facility (“Singapore Permanent Facility D” and collectively, the “Singapore Permanent Facilities”) that is available until February 28, 2015. As of December 31, 2008, the Company has SGD 2.61 billion (approximately $1.82 billion at exchange rates in effect on December 31, 2008) available for borrowing, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd., under the Singapore Permanent Facilities.

The indebtedness under the Singapore Permanent Facility Agreement is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The Singapore Permanent Facilities mature on March 31, 2015, with MBS required to repay or prepay the Singapore Permanent Facilities under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $86.9 million at exchange rates in effect on December 31, 2008) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Permanent Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Permanent Facility Agreement).

Borrowings under the Singapore Permanent Facilities bear interest at the Singapore Swap Offer Rate plus a spread of 2.25% per annum (set at 3.4% as of December 31, 2008). MBS pays a standby interest fee of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Permanent Facility B and Facility D, respectively. MBS pays a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Permanent Facilities for the period during which any banker’s guarantees are outstanding. For the year ended December 31, 2008, the weighted average interest rate for the Singapore Permanent Facilities was 3.7%.

To meet the requirements of the Singapore Permanent Facility Agreement, the Company entered into three interest rate cap agreements in June 2008, with notional amounts of $300.0 million, $235.0 million and $150.0 million, all of which expire in June 2011. In July and August 2008, the Company entered into four additional interest rate cap agreements, with notional amounts of $75.0 million, $175.0 million, $175.0 million and $200.0 million, which expire in July or August 2011. In December 2008, the Company entered into two additional interest rate cap agreements, with notional amounts of $50.0 million each, which expire December 2011. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 4.0% to 5.0%) as stated in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements as of December 31, 2008.

The Singapore Permanent Facility Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The Singapore Permanent Facility Agreement also requires MBS to comply with financial covenants as of the end of the first full quarter beginning not less than 183 days after the commencement of operations of the Marina Bay Sands, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense, minimum Adjusted EBITDA requirements and positive net worth requirement. The Singapore Permanent Facility Agreement also contains events of default customary for such financings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Proceeds from Singapore Permanent Facility	$1,730,515	$—	$—
Proceeds from Senior Secured Credit Facility — Term B and Delayed Draws	1,000,000	3,000,000	—
Proceeds from Senior Secured Credit Facility — Revolving	1,075,860	—	—
Proceeds from Macao Credit Facility	444,299	1,551,000	1,350,000
Proceeds from Ferry Financing	218,564	—	—
Proceeds from FF&E Financings and Other Long-Term Debt	146,963	38,038	37,790
Proceeds from Singapore Bridge Facility	—	339,788	892,076
Proceeds from Airplane Financings	—	92,250	—
Proceeds from Prior Senior Secured Credit Facility — Revolving	—	62,000	254,129
Proceeds from The Shoppes at The Palazzo Construction Loan	—	52,000	86,000

	$4,616,201	$5,135,076	$2,619,995

Repayments on Singapore Bridge Facility	$(1,326,467)	$—	$—
Repayments on Senior Secured Credit Facility — Revolving	(300,000)	—	—
Repayments on Senior Secured Credit Facility — Term B and Delayed Draw I	(33,000)	(15,000)	—
Repayments on FF&E Financings and Other Long-Term Debt	(62,754)	(8,539)	(3,013)
Repayments on Airplane Financings	(3,687)	(2,766)	—
Repayments on Prior Senior Secured Credit Facility — Term B and Term B Delayed	—	(1,170,000)	—
Repayments on Prior Senior Secured Credit Facility — Revolving	—	(322,128)	(25,000)
Repayments on The Shoppes at The Palazzo Construction Loan	—	(166,500)	—
Repayments on Sands Expo Center Mortgage Loan	—	(90,868)	(4,733)
Repayments on Venetian Intermediate Credit Facility	—	—	(50,000)
Repayments on Macao Credit Facility	—	—	(50,000)

	$(1,725,908)	$(1,775,801)	$(132,746)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities of Long-Term Debt

Maturities of long-term debt outstanding (excluding discounts) at December 31, 2008, are summarized as follows (in thousands):

2009	$114,623
2010	197,611
2011	1,592,650
2012	2,414,642
2013	1,667,657
Thereafter	4,484,947

$10,472,130

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt at December 31, 2008 was approximately $6.3 billion, compared to its carrying value of $10.5 billion. At December 31, 2007, the estimated fair value of the Company’s long-term debt was approximately $7.6 billion, consistent with its carrying value. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

Note 9 —	Stockholders’ Equity

Common Stock

In November 2008, the Company issued, in a public offering, 200,000,000 shares of its common stock at $5.50 per share and received gross proceeds of $1.10 billion ($1.05 billion, net of transaction costs). Concurrent with this issuance, the Principal Stockholder’s family converted $475.0 million of Convertible Senior Notes into 86,363,636 shares of the Company’s common stock.

Preferred Stock

In November 2008, the Company issued 10,446,300 shares of its 10% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) and warrants to purchase up to an aggregate of approximately 174,105,348 shares of common stock at an exercise price of $6.00 per share and an expiration date of November 16, 2013 (the “Warrants”). Units consisting of one share of Preferred Stock and one Warrant to purchase 16.6667 shares of common stock were sold for $100 per unit. The Preferred Stock is redeemable on or after November 15, 2011, at the Company’s option, in whole or in part, at a redemption price equal to the sum of $110 per share and any accrued and unpaid dividends. The minimum number of shares of Preferred Stock that may be redeemed at any time is the lesser of (i) 1,000,000 shares of Preferred Stock and (ii) the number of shares of Preferred Stock outstanding. Holders of the Preferred Stock have no rights to exchange or convert such shares into any other securities.

The holders of the Preferred Stock have no preemptive rights and no voting rights except as required by applicable Nevada laws and under certain circumstances. The holders of the Preferred Stock do not have the right to require the Company to redeem any shares of Preferred Stock, except as described below. The Preferred Stock ranks as to payment of dividends and distributions of assets upon dissolution, liquidation or winding up:

•	junior to all of the Company’s existing and future debt obligations;

•	junior to any class or series of the Company’s capital stock, the terms of which provide that such class or series will rank senior to the Preferred Stock;

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	senior to the Company’s common stock and any other class or series of its capital stock, the terms of which provide that such class or series will ranks junior to the Preferred Stock either or both as to payment of dividends and/or as to the distribution of assets on any liquidation, dissolution or winding up of the Company; and

•	on a parity with any other class or series of the Company’s capital stock, the terms of which provide that such class or series will rank equally with the Preferred Stock both in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of the Company.

Under Nevada law, the Company may declare or pay dividends on the Preferred Stock only to the extent by which the total assets exceed the total liabilities and so long as the Company is able to pay its debts as they become due in the usual course of its business. When and if declared by the Company’s Board of Directors, holders of the Preferred Stock are entitled to receive cumulative cash dividends quarterly on each February 15, May 15, August 15 and November 15, beginning February 15, 2009.

Preferred Stock Issued to Public

Of the 10,446,300 shares of Preferred Stock issued, the Company issued to the public 5,196,300 shares with Warrants to purchase up to an aggregate of approximately 86,605,173 shares of its common stock and received gross proceeds of $519.6 million ($503.6 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $298.1 million and $221.5 million, respectively.

Preferred Stock Issued to Principal Stockholder’s Family

Of the 10,446,300 shares of Preferred Stock issued, the Company issued to the Principal Stockholder’s family 5,250,000 shares with Warrants to purchase up to an aggregate of approximately 87,500,175 shares of its common stock and received gross proceeds of $525.0 million ($523.7 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $301.1 million and $223.9 million, respectively. The Preferred Stock amount has been recorded as mezzanine equity on the accompanying consolidated balance sheet as the Principal Stockholder and his family have a greater than 50% ownership of the Company and therefore have the potential ability to require the Company to redeem their Preferred Stock beginning November 15, 2011.

As the Preferred Stock issued to the Principal Stockholder’s family is being accounted for as redeemable at the option of the holder, the balance is being accreted to the redemption value of $577.5 million over three years and in addition, $6.9 million of accumulated but undeclared dividends was recorded.

A summary of the Company’s Preferred Stock issued its Principal Stockholder’s family for the year ended December 31, 2008, is presented below (in thousands, except number of shares):

	Number
	of Shares	Amount

Balance at January 1, 2008	—	$—
Issuance of preferred stock and warrants to purchase common stock, net of transaction costs	5,250,000	299,867
Accretion to redemption value	—	11,568
Accumulated but undeclared dividend requirement	—	6,854

Balance at December 31, 2008	5,250,000	$318,289

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

Subsequent to year-end, holders of the Preferred Stock exercised 662,601 Warrants to purchase an aggregate of 11,043,370 shares of the Company’s common stock at $6.00 per share and tendered 662,601 shares of Preferred Stock as settlement.

On February 5, 2009, the Company’s Board of Directors declared a dividend of $2.50 per preferred share to holders of the Preferred Stock of record on that date for a total amount of $24.5 million, which was paid on February 17, 2009, the first business day following the February 15, 2009, payment date.

Note 10 —	Income Taxes

Consolidated income (loss) before taxes and noncontrolling interest for domestic and foreign operations is a follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Domestic	$(249,128)	$15,590	$162,592
Foreign	21,103	122,689	341,654

Total	$(228,025)	$138,279	$504,246

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Federal:
Current	$(23,985)	$36,850	$58,329
Deferred	(34,335)	(15,383)	3,914
Foreign:
Current	527	295	—
Deferred	(52)	(171)	—
State:
Deferred	(1,855)	—	—

Total income tax (benefit) provision	$(59,700)	$21,591	$62,243

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	(35.00)%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(2.29)%	(20.57)%	(16.41)%
Tax exempt income of foreign subsidiary (Macao)	(23.77)%	(36.56)%	(10.20)%
Non-deductible pre-opening expenses of foreign subsidiaries	9.15%	11.59%	—%
Change in valuation allowance	22.39%	21.16%	1.26%
Change in tax reserves	1.96%	3.03%	0.27%
Other, net	1.38%	1.96%	2.42%

Effective tax rate	(26.18)%	15.61%	12.34%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received a 5-year income tax exemption, which is set to expire in 2013, on its gaming operations in Macao. Had the Company been required to pay income taxes in Macao, consolidated net income would have been reduced by $46.4 million, $43.9 million and $45.2 million, respectively, and diluted earnings per share would have been reduced by $0.12 per share for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The primary tax affected components of the Company’s net deferred tax assets are as follows (in thousands):

	At December 31,
	2008	2007

Deferred tax assets:
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	$93,912	$59,303
Net operating loss carryforwards	79,721	33,970
Stock-based compensation	18,736	8,848
Allowance for doubtful accounts	18,169	10,926
Pre-opening expenses	13,282	12,522
Accrued expenses	12,364	6,800
Tax credit carryforwards	10,995	—
State deferred items	1,855	—
Other	13,674	8,451

	262,708	140,820
Less — valuation allowance	(92,819)	(46,343)

Total deferred tax assets	169,889	94,477

Deferred tax liabilities:
Property and equipment	(95,459)	(50,559)
Prepaid expenses	(2,883)	(3,135)
Other	(4,387)	(9,865)

Total deferred tax liabilities	(102,729)	(63,559)

Deferred tax asset, net	$67,160	$30,918

Operating loss carryforwards of the Company’s foreign subsidiaries were $643.7 million and $282.2 million for the years ended December 31, 2008 and 2007, respectively, which begin to expire in 2009. As of December 31, 2008, the Company had available alternative minimum tax credit carryforwards of $10.4 million that may be used indefinitely to reduce regular federal income tax until exhausted. There are valuation allowances of $92.8 million and $46.3 million, as of December 31, 2008 and 2007, respectively, provided on foreign net operating loss carryforwards and other foreign deferred tax assets, as management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS No. 109. Management believes all other deferred tax assets are more likely than not to be realized due to the future reversal of existing taxable temporary differences and expected future taxable income. If the Company’s operating results are less than currently projected and there is no objectively verifiable evidence to support the realization of the deferred tax asset, a valuation allowance may be required to reduce some or all of this deferred tax asset. The reduction of the deferred tax asset could increase the Company’s income tax expense and have an adverse effect on the Company’s results of operations and tangible net worth in the period in which the allowance is recorded. As of December 31, 2008 and 2007, no valuation allowance has been established for the Company’s U.S. deferred tax asset; however, the Company will continue to assess the need for an allowance in future periods.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of undistributed earnings of its foreign subsidiaries, which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should the Company change its plans, it would be required to record a significant amount of deferred tax liabilities. For the years ended December 31, 2008 and 2007, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $840.9 million and $837.2 million, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less foreign tax credits applicable to distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in other long-term liabilities is as follows (in thousands):

	At December 31,
	2008	2007

Balance at beginning of year	$14,966	$8,552
Additions to tax positions related to the prior year	9,239	2,209
Additions to tax positions related to the current year	8,066	4,205

Balance at end of year	$32,271	$14,966

Included in the balance at December 31, 2008 and 2007, are $14.1 million and $9.8 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.

The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. In the U.S., the Company is under examination for years after 2004. In Macao and Singapore, the Company is subject to examination for years after 2003.

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. The Company had approximately $0.7 million and $0.6 million of interest accrued at December 31, 2008 and 2007, respectively. No penalties were accrued for at December 31, 2008 or 2007. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Note 11 —	Fair Value Measurements

As discussed in “— Note 2 — Summary of Significant Accounting Policies,” the Company adopted the provisions of SFAS No. 157 with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), if any, and (b) all financial assets and liabilities. As deferred by the FASB in January 2008, those certain non-financial assets and liabilities that are recognized on a nonrecurring basis will follow the SFAS No. 157 framework for measuring fair value beginning January 1, 2009. Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

	Total Carrying	Fair Value Measurements at December 31, 2008 Using:
	Value at	Quoted Market	Significant Other	Significant
	December 31,	Prices in Active	Observable Inputs	Unobservable Inputs
	2008	Markets (Level 1)	(Level 2)	(Level 3)

Cash equivalents(1)	$2,458,701	$2,458,701	$—	$—
Interest rate caps(2)	$3,706	$—	$3,706	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)	The Company has fourteen interest rate cap agreements with an aggregate fair value of approximately $3.7 million, based on quoted market values from the institutions holding the agreements as of December 31, 2008.

Note 12 —	Mall Sale

The Grand Canal Shoppes at The Venetian Las Vegas

On April 12, 2004, the Company entered into an agreement to sell The Grand Canal Shoppes and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed on May 17, 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen spaces on the casino level of The Venetian Las Vegas currently occupied by various tenants to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2008, 2007 and 2006, $1.2 million of this deferred item was amortized and is included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease the Blue Man Group theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. $3.5 million of this deferred item was amortized during each of the years ended December 31, 2008, 2007 and 2006, and was included as an offset to convention, retail and other expense.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2009	$7,884
2010	8,043
2011	8,043
2012	8,043
2013	8,043
Thereafter	121,523

$161,579

The Shoppes at The Palazzo

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. The Company contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) are to be made based on projected net operating income for the then upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) and will be based on the previously described formula. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. Subsequent to year-end, the Company agreed in principle with GGP to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, until March 2010. Due to the general downturn in national and local retail, economic and market conditions, there can be no assurance of what the final purchase price will be, although based on current estimates, the Company believes that it will be in excess of costs incurred in constructing and developing The Shoppes at The Palazzo, of which $360.6 million has been capitalized as of December 31, 2008. If circumstances change, the Company may be required to record an impairment charge in the future. Based on GGP’s current financial condition, there can be no assurance that GGP will make its future periodic payments.

In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (“The Palazzo Master Lease”). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on the casino level of The Palazzo, currently occupied by various tenants, to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $41.8 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term. An

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional $7.0 million of the total proceeds from the mall sale transaction has been deferred as unearned revenues as of December 31, 2008. This balance will increase as additional purchase price proceeds are received.

In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2008, the Company was obligated to make future payments of approximately $0.7 million for the two years ended December 31, 2009 and 2010, respectively, $0.8 million for the years ended December 31, 2011, 2012 and 2013, respectively, and $4.0 million thereafter. Under generally accepted accounting principles, a gain on the sale has not been recorded as the Company has continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price, which will be determined in 2010 as previously described. Therefore, $243.9 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2008, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP. The property sold to GGP will remain as assets of the Company with depreciation continuing to be recorded until the final sales price determination has been made.

Note 13 —	Commitments and Contingencies

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp. (“Taylor”), filed suit in March 2006 in the United States District Court for the District of Nevada (the “District Court”) against Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work (the “District Court Case”). Lido and Taylor claimed in the District Court Case that Malcolm was in default of its contract for performing defective work, failing to correct defective work, failing to complete its work and causing delay to the project. Malcolm responded by filing a Notice of a Lien with the Clerk of Clark County, Nevada in March 2006 in the amount of approximately $19.0 million (the “Lien”). In April 2006, Lido and Taylor moved in the District Court Case to strike or, in the alternative, to reduce the amount of, the Lien, claiming, among other things, that the Lien was excessive for including claims for disruption and delay, which Lido and Taylor claim are not lienable under Nevada law (the “Lien Motion”). Malcolm responded in April 2006 by filing a complaint against Lido and Taylor in District Court of Clark County, Nevada seeking to foreclose on the Lien against Taylor, claiming breach of contract, a cardinal change in the underlying contract, unjust enrichment against Lido and Taylor and bad faith and fraud against Taylor (the “State Court Case”), and simultaneously filed a motion in the District Court Case, seeking to dismiss the District Court Case on abstention grounds (the “Abstention Motion”). In response, in June 2006, Lido filed a motion to dismiss the State Court Case based on the principle of the “prior pending” District Court Case (the “Motion to Dismiss”). In June 2006, the Abstention Motion was granted in part by the United States District Court, the District Court Case was stayed pending the outcome of the Motion to Dismiss in the State Court Case and the Lien Motion was denied without prejudice. In January 2008, the parties agreed to the dismissal of the District Court Case without prejudice. Prior to agreeing on that dismissal, Lido and Malcolm entered into a stipulation under which Lido withdrew the Motion to Dismiss, and in July 2006 filed a replacement lien motion in the State Court Case. The lien motion in the State Court Case was denied in August 2006 and Lido and Taylor filed a permitted interlocutory notice of appeal to the Supreme Court of Nevada in September 2006. In April 2007,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Malcolm filed an Amended Notice of Lien with the Clerk of Clark County, Nevada in the amount of approximately $16.7 million plus interest, costs and attorney’s fees. In August 2007, Malcolm filed a motion for partial summary judgment, seeking the dismissal of the counterclaim filed in the State Court Case by Lido to the extent the claim sought lost profits. After argument, the motion for partial summary judgment was denied without prejudice in October 2007, and a conforming order was entered in December 2007. Argument on the appeal of the denial of the lien motion in the State Court was heard by the Supreme Court in March 2008. In January 2008, Malcolm filed a series of motions and again sought summary judgment on the counterclaim filed in the State Court Case and VCR, as successor in interest to Lido, and Taylor sought summary judgment on certain of Malcolm’s claims. The motions for summary judgment were all denied without prejudice except that claims of Malcolm totaling approximately $675,000 were dismissed. In May 2008, the Supreme Court vacated the order denying the motion to strike the mechanic’s lien and remanded to the trial court for a decision on the lien during the upcoming trial. The case is currently in trial. In November 2008, the Court denied a series of motions filed by Lido and Taylor seeking to dismiss a number of Malcolm’s claims except that the bad faith and fraudulent concealment claims were dismissed. Management has determined that based on proceedings to date, an adverse outcome is not probable. VCR, as successor in interest to Lido, intends to defend itself against the claims pending in the State Court Case.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. On May 17, 2005, the plaintiffs filed their first amended complaint. On February 2, 2006, defendants filed a motion for partial summary judgment with respect to plaintiffs’ fraud claims against all the defendants. On March 16, 2006, an order was filed by the court granting defendants’ motion for partial summary judgment. Pursuant to the order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has begun the appeals process, including its filings on July 15, 2008, with the trial court of a motion for judgment as a matter of law or in the alternative, a new trial and a motion to strike, alter and/or amend the judgment. The grounds for these motions include (1) insufficient evidence that Suen conferred a benefit on LVSI, (2) the improper admission of testimony, (3) the court’s refusal to give jury instructions that the law presumes that government officials have performed their duties regularly, and that the law has been obeyed, and (4) jury instructions that improperly permitted the plaintiff to recover for the services of others. These motions were heard by the trial court on December 8, 2008, and were denied. The Company intends to continue to vigorously pursue available appeals up to the Nevada Supreme Court. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macao gaming subconcession as well as other related claims. In

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2006, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Discovery has concluded in this matter and the case is currently set for trial in June 2009. Management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

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

On January 2, 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an action against the Chief Executive of the Macao Special Administrative Region of the People’s Republic of China, with the Company’s indirect wholly-owned subsidiary, Cotai Waterjets (Macau) Limited (“Cotai Waterjets”), as an interested party, challenging the award of a ferry concession to Cotai Waterjets to operate a ferry service between Hong Kong and Macao. The basis of the legal challenge is that under Macao law, all concessions related to the provision of a public service must be awarded through a public tender process. On February 19, 2009, the Court of Second Instance in Macao held that it was unlawful for the Macao government to have granted the ferry concession to Cotai Waterjets without engaging in a public tender process, and that the ferry concession award to Cotai Waterjets was void. The Company relied on the advice of counsel in obtaining the ferry concession and believes that it has complied with all applicable laws, procedures and Macao practice. The Company believes that all concessions to operate ferries to and from Macao were awarded in the same fashion as the concession awarded to Cotai Waterjets. The Company intends to appeal the decision to the Court of Final Appeal in Macao. The Company believes that the Macao government is likely to appeal the decision as well. The Company has been advised by counsel that the appeals process could take several months and will cooperate with the Macao government during this period to resolve this matter. The Company expects to continue to operate its ferry service until a decision on the appeal is rendered or the matter is otherwise resolved. If the decision is upheld by the Court of Final Appeal, the Cotai Waterjets ferry concession will be void, absent other action by the Macao government. If the Company is unable to continue to operate its ferry service, it will need to develop alternative means of attracting and transporting visitors to its Cotai Strip properties. If the Company is unable to do so, a resulting significant loss of visitors to its Cotai Strip properties could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Stockholder Derivative Litigation

On November 26, 2008, Shmyer Breuer and David Barfield filed a shareholder derivative action (the “Breuer action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, James L. Purcell, Irwin A. Siegel and William P. Weidner, the current members of the Board of Directors. The complaint alleges, among other things, breaches of fiduciary duties in connection with (a) the Company’s ongoing construction and development projects and (b) the Company’s securing debt and equity financing during 2008. A motion to dismiss the complaint was filed in January 2009 on behalf of all of the directors the Company.

On January 16, 2009, Caleb Hartmann filed a shareholder derivative action (the “Hartmann action”) on behalf of the Company in the District Court of Clark County, Nevada, against Messrs. Adelson, Chafetz, Forman, Koo,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leven, Purcell, Siegel and Weidner, the current members of the Board of Directors. The complaint raises the same claims as in the Breuer action. The Hartmann action has been consolidated with the Breuer action.

On February 6, 2009, Frank Fosbre, Jr, filed a shareholder derivative action (the “Fosbre action”) on behalf of the Company in the District Court of Clark County, Nevada, against Messrs. Adelson, Chafetz, Forman, Koo, Leven, Purcell, Siegel, Weidner and Andrew Heyer, a former member of the Board of Directors. The complaint raises substantially the same claims as in the Breuer action and the Hartmann action. The Fosbre action is being consolidated with the Breuer action.

The plaintiffs in the consolidated Breuer, Hartmann and Fosbre actions have advised the Company that they will file a single amended and consolidated complaint in March 2009. The Company and the other defendants anticipate bringing a motion to dismiss that complaint.

China Matters

The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly-owned foreign enterprises (“WOFEs”) to counterparties and other vendors in China. These WOFEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macao for the Company’s operations in Macao. The Company is fully cooperating with these pending inquiries. The Company does not believe that the resolution of these pending inquiries will have a material adverse effect on its financial condition, results of operations or cash flows.

Macao Concession and Subconcession

On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement which was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including the Sands Macao, The Venetian Macao and Four Seasons Macao, separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one year prior notice.

Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2008). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,580, $18,790 and $125, respectively, at exchange rates in effect on December 31, 2008), subject to a minimum of 45.0 million patacas (or $5.6 million at exchange rates in effect on December 31, 2008). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2008, the Company was obligated under its subconcession to make minimum future payments of approximately $33.1 million in each of the next five years and approximately $281.2 million thereafter through June 2022. These amounts are expected to increase substantially as the Company completes its other Cotai Strip properties.

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

Singapore Development Project

On August 23, 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. As discussed in “— Note 8 — Long-Term Debt — Singapore Related Debt — Singapore Permanent Facilities,” the Company entered into the SGD 5.44 billion (approximately $3.78 billion at exchange rates in effect on December 31, 2008) Singapore Permanent Facility Agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.

Leases

Energy Services Agreements

During 1997, VCR, Interface Group-Nevada Inc. (“Interface”) and others entered into separate energy service agreements with a heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by VCR, Interface and others over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The HVAC plant was constructed on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million. The charges payable under the separate energy services agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee. Subsequent to year-end, the Company and the HVAC Provider have agreed in principle to an extension of the HVAC agreement for an additional ten-year term.

As of December 31, 2008, VCR and Interface were obligated under the energy services agreements to make future minimum payments of $3.4 million during the year ended December 31, 2009. Expenses incurred under the energy services agreements were $6.8 million for each of the three years ended December 31, 2008.

Operating Lease Agreements

The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year.

At December 31, 2008, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2009	$8,429
2010	5,506
2011	4,046
2012	3,372
2013	2,654
Thereafter	108,300

Total minimum payments	$132,307

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses incurred under operating lease agreements totaled $21.5 million, $12.2 million and $8.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is party to other operating lease agreements, which are short-term and variable-rate in nature. Expenses incurred under these operating lease agreements totaled $1.7 million, $2.1 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Ventures and Commitments

The Company has entered into employment agreements with seven of the Company’s corporate senior executives, with remaining terms of one to four years. As of December 31, 2008, the Company was obligated to make future payments of $6.9 million, $3.0 million, $3.1 million and $1.1 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.

During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2008, the Company was obligated under these agreements to make future payments of $0.7 million for each of the next four years, $0.6 million in the fifth year and $6.8 million thereafter.

In January 2008, the Company entered into agreements to purchase four ferries at an aggregate cost of $72.0 million to be built for our Macao operations. As of December 31, 2008, the Company was obligated to make future payments of $10.8 million.

The Company has entered into agreements with Starwood Hotels & Resorts Worldwide (“Starwood”) and Shangri-La Hotels and Resorts (“Shangri-La”) to manage hotels and serviced luxury apartment hotel units on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the Company’s Las Vegas condominium project (the St. Regis Residences) in connection with the sales and marketing of these condominium units. Due to the recent suspension of the Company’s projects in Macao and Las Vegas, the Company is negotiating standstill agreements with Starwood, which it expects to be finalized in the first quarter of 2009. If negotiations are unsuccessful or if the Company does not obtain a similar agreement with Shangri-La, Starwood and Shangri-La would have the right to terminate their agreements with the Company, which would result in the Company having to find new managers and brands for the above-described projects. Such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows, including requiring the Company to write-off its $20.0 million investment related to the St. Regis Residences.

Malls at The Venetian Macao and Four Seasons Macao

The Company leases mall space in The Venetian Macao and Four Seasons Macao to various retailers. These leases are non-cancellable operating leases with lease periods that vary from 6 months to 10 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2008, the minimum future rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2008):

2009	$135,539
2010	125,304
2011	86,283
2012	68,464
2013	51,354
Thereafter	135,057

Total minimum future rentals	$602,001

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $2.1 million and $0.3 million for the year ended December 31, 2008 and the period ended December 31, 2007. As further described in “— Note 1 — Organization and Business of Company — Development Financing Strategy,” the Company is considering the sale of one or both of these malls.

Note 14 —	Stock-Based Employee Compensation

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

The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the years ended December 31, 2008 and 2007.

Las Vegas Sands Corp. 2004 Equity Award Plan

The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining, and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2008, there were 14,370,825 shares available for grant under the 2004 Plan.

Stock option awards are granted with an exercise price equal to the fair market value (as defined in the 2004 Plan) of the Company’s stock on the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on a combination of the Company’s historical volatility and the historical volatilities from a selection of companies from the Company’s peer group due to the Company’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Weighted average volatility	36.71%	30.60%	31.25%
Expected term (in years)	6.4	6.0	6.0
Risk-free rate	2.97%	4.51%	4.54%
Expected dividends	—	—	—

A summary of the status of the Company’s 2004 Plan for the year ended December 31, 2008, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2008	6,926,057	$63.85
Granted	4,972,520	65.97
Exercised	(181,862)	37.58
Forfeited	(1,058,230)	73.76

Outstanding at December 31, 2008	10,658,485	$64.30	8.37	$—

Exercisable at December 31, 2008	1,905,314	$54.75	7.19	$—

Restricted Stock Awards

A summary of the status of the Company’s unvested restricted shares for the year ended December 31, 2008, is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2008	95,927	$65.93
Granted	26,657	71.67
Vested	(41,391)	62.14
Forfeited	(4,207)	75.99

Unvested at December 31, 2008	76,986	$69.41

As of December 31, 2008, there was $154.3 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $2.7 million of unrecognized compensation cost related to unvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.3 years and 1.5 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock-based compensation activity for the 2004 Plan is as follows for the three years ended December 31, 2008 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2008	2007	2006

Compensation expense:
Stock options	$50,858	$30,845	$13,470
Restricted stock	2,996	2,379	1,258

	$53,854	$33,224	$14,728

Income tax benefit recognized in the consolidated statement of operations	$12,860	$8,155	$3,618

Compensation cost capitalized as part of property and equipment	$5,789	$3,478	$2,090

Stock options granted	4,973	3,323	3,164

Weighted average grant date fair value	$26.85	$32.60	$21.24

Stock options exercised:
Intrinsic value	$8,088	$44,463	$10,299

Cash received	$6,834	$30,221	$7,226

Tax benefit realized for tax deductions from stock-based compensation	$1,117	$7,526	$1,876

Note 15 —	Employee Benefit Plans

The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the consolidated balance sheet.

Participation in the VCR 401(k) employee savings plan is available for all full-time employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. For the years ended December 31, 2008, 2007 and 2006, the Company’s matching contributions under the savings plan were $6.2 million, $5.0 million and $4.5 million, respectively.

Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the years ended December 31, 2008, 2007 and 2006, VML’s contributions into the provident fund were $18.4 million, $8.5 million and $4.9 million, respectively.

Note 16 —	Related Party Transactions

The Company paid approximately $5.9 million and $4.3 million during the years ended December 31, 2007 and 2006, respectively, for travel-related services to a travel agent and charter tour operator, which is controlled by the Principal Stockholder. An immaterial amount was paid to the travel agent and charter tour operator during the year ended December 31, 2008.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, the Principal Stockholder purchased certain banquet room and catering goods and services from the Company of approximately $1.0 million. No such goods or services were purchased during the years ended December 31, 2007 and 2006.

The Company purchased hotel guest amenities from a company that is controlled by the Principal Stockholder’s brother. The total amount paid was approximately $1.0 million and $1.2 million during the years ended December 31, 2007 and 2006, respectively. No such goods were purchased during the year ended December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, the Company incurred and paid certain expenses totaling $6.4 million, $2.0 million and $1.3 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2008, 2007 and 2006, the Company charged and received from the Principal Stockholder $8.9 million, $5.3 million and $3.3 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.

During the quarter ended December 31, 2008, a senior vice president of the Company received construction-related services from one of the Company’s subsidiaries. Although the final value of such services has not been determined, the amount is not material to the accompanying consolidated financial statements.

During the year ended December 31, 2008, the Company sold to the Principal Stockholder’s family, in a private placement transaction, $475.0 million of its Convertible Senior Notes. In November 2008, concurrent with the Company’s issuance of common stock, Preferred Stock and Warrants, the Principal Stockholder’s family exercised the conversion feature of the Convertible Senior Notes for 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share. See “— Note 8 — Long-Term Debt — Corporate and U.S. Related Debt — Convertible Senior Notes” and “— Note 9 — Stockholders’ Equity.”

During the year ended December 31, 2003, the Company purchased the lease interest and assets of Carnevale Coffee Bar, LLC, in which the Principal Stockholder is a partner, for $3.1 million, payable in installments of $0.6 million during 2003, and approximately $0.3 million annually over 10 years, beginning in 2004 through September 1, 2013.

Note 17 —	Segment Information

The Company’s principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the ferry operations). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of the ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes, St. Regis Residences and Sands Bethlehem). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (collectively, the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the years ended December 31, 2007 and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, have been reclassified to conform to the current presentation. The Company’s segment information is as follows as of December 31, 2008, 2007 and 2006, and for the three years ended December 31, 2008 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net Revenues
Las Vegas Operating Properties	$1,335,032	$984,125	$959,700
Macao:
Sands Macao	1,032,100	1,314,733	1,277,159
The Venetian Macao	1,943,196	650,496	—
Four Seasons Macao	62,536	—	—
Other Asia	17,082	1,213	—

Total net revenues	$4,389,946	$2,950,567	$2,236,859

Adjusted EBITDAR(1)
Las Vegas Operating Properties	$392,139	$361,076	$373,460
Macao:
Sands Macao	214,573	373,507	457,998
The Venetian Macao	499,025	144,417	—
Four Seasons Macao	7,567	—	—
Other Asia	(49,465)	(4,250)	—

Total Adjusted EBITDAR	1,063,839	874,750	831,458
Other Operating Costs and Expenses
Stock-based compensation expense	(35,039)	(15,752)	(7,133)
Corporate expense	(104,355)	(94,514)	(59,570)
Rental expense	(33,540)	(31,787)	(13,478)
Pre-opening expense	(162,322)	(189,280)	(37,673)
Development expense	(12,789)	(9,728)	(26,112)
Depreciation and amortization	(506,986)	(202,557)	(110,771)
Impairment loss	(37,568)	—	—
Loss on disposal of assets	(7,577)	(1,122)	(2,624)

Operating income	163,663	330,010	574,097
Other Non-Operating Costs and Expenses
Interest income	19,786	72,464	66,191
Interest expense, net of amounts capitalized	(421,825)	(244,808)	(135,853)
Other income (expense)	19,492	(8,682)	(189)
Loss on early retirement of debt	(9,141)	(10,705)	—
Benefit (provision) for income taxes	59,700	(21,591)	(62,243)
Noncontrolling interest	4,767	—	—

Net income (loss)	$(163,558)	$116,688	$442,003

(1)	Adjusted EBITDAR is net income (loss) before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, impairment loss, rental expense, corporate expense, stock-based compensation expense included in general and administrative expense, and noncontrolling interest. Adjusted EBITDAR is used by

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

	Year Ended December 31,
	2008	2007	2006

Capital Expenditures
Corporate and Other	$447,101	$146,834	$49,506
Las Vegas Operating Properties	577,862	1,320,062	639,574
Macao:
Sands Macao	41,455	120,919	98,498
The Venetian Macao	173,744	970,990	954,534
Four Seasons Macao	570,481	279,157	69,263
Other Asia	103,464	120,319	17,447
Other Development Projects	1,111,326	470,842	83,312
Singapore	763,575	364,580	13,157

Total capital expenditures	$3,789,008	$3,793,703	$1,925,291

	Year Ended December 31,
	2008	2007	2006

Total Assets
Corporate and Other	$1,182,532	$447,556	$211,797
Las Vegas Operating Properties	6,562,124	4,139,040	3,165,691
Macao:
Sands Macao	592,998	550,479	537,990
The Venetian Macao	3,060,279	3,059,896	1,564,675
Four Seasons Macao	973,892	391,506	70,246
Other Asia	347,359	219,951	27,676
Other Development Projects	2,015,386	741,801	649,315
Singapore	2,409,543	1,916,288	899,068

Total assets	$17,144,113	$11,466,517	$7,126,458

Note 18 —	Condensed Consolidating Financial Information

LVSC is the obligor of the Senior Notes due 2015, issued on February 10, 2005. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. As described in “— Note 12 — Mall Sale — The Shoppes at The Palazzo,” the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $116.4 million (consisting of $360.6 million of fixed assets, offset by $244.2 million of liabilities consisting primarily of deferred proceeds from the sale) as of December 31, 2008, and a net loss of $7.8 million (consisting primarily of depreciation expense) for the year ended December 31, 2008, related to the mall and are being accounted for by the Guarantor Subsidiaries; however, these balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$294,563	$2,286,825	$456,775	$—	$3,038,163
Restricted cash	—	6,225	188,591	—	194,816
Intercompany receivables	19,586	16,683	4,843	(41,112)	—
Accounts receivable, net	1,168	146,085	242,270	(4,704)	384,819
Inventories	645	14,776	13,416	—	28,837
Deferred income taxes	1,378	21,446	147	—	22,971
Prepaid expenses and other	45,768	4,577	21,717	(392)	71,670

Total current assets	363,108	2,496,617	927,759	(46,208)	3,741,276
Property and equipment, net	148,543	4,128,835	7,590,850	—	11,868,228
Investment in subsidiaries	4,105,980	1,642,651	—	(5,748,631)	—
Deferred financing costs, net	1,353	47,441	109,982	—	158,776
Intercompany receivables	398,398	1,296,988	—	(1,695,386)	—
Intercompany notes receivable	94,310	86,249	—	(180,559)	—
Deferred income taxes	25,251	18,722	216	—	44,189
Leasehold interests in land, net	—	—	1,099,938	—	1,099,938
Other assets, net	3,677	25,701	202,328	—	231,706

Total assets	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

Accounts payable	$5,004	$34,069	$36,666	$(4,704)	$71,035
Construction payables	—	90,490	646,223	—	736,713
Intercompany payables	16,683	4,843	19,586	(41,112)	—
Accrued interest payable	6,191	758	7,801	—	14,750
Other accrued liabilities	4,943	175,617	412,735	—	593,295
Income taxes payable	—	—	392	(392)	—
Current maturities of long-term debt	3,688	65,049	45,886	—	114,623

Total current liabilities	36,509	370,826	1,169,289	(46,208)	1,530,416
Other long-term liabilities	32,996	9,203	22,551	—	64,750
Intercompany payables	—	—	1,695,386	(1,695,386)	—
Intercompany notes payable	—	—	180,559	(180,559)	—
Deferred amounts related to mall transactions	—	452,435	—	—	452,435
Long-term debt	330,718	4,804,760	5,220,637	—	10,356,115

Total liabilities	400,223	5,637,224	8,288,422	(1,922,153)	12,403,716

Preferred Stock issued to Principal Stockholder’s family	318,289	—	—	—	318,289
Stockholders’ equity	4,422,108	4,105,980	1,642,651	(5,748,631)	4,422,108

Total liabilities and stockholders’ equity	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$522,438	$2,669,661	$—	$3,192,099
Rooms	—	535,797	231,332	—	767,129
Food and beverage	—	195,233	173,829	—	369,062
Convention, retail and other	—	178,866	239,927	(11,957)	406,836

Total revenues	—	1,432,334	3,314,749	(11,957)	4,735,126
Less — promotional allowances	(1,929)	(147,817)	(192,705)	(2,729)	(345,180)

Net revenues	(1,929)	1,284,517	3,122,044	(14,686)	4,389,946

Operating expenses:
Casino	—	316,846	1,899,728	(2,339)	2,214,235
Rooms	—	123,112	31,503	—	154,615
Food and beverage	—	88,948	103,852	(6,249)	186,551
Convention, retail and other	—	87,540	131,227	(5,416)	213,351
Provision for doubtful accounts	—	28,003	13,862	—	41,865
General and administrative	—	266,087	285,124	(682)	550,529
Corporate expense	86,369	834	17,152	—	104,355
Rental expense	—	6,929	26,611	—	33,540
Pre-opening expense	3,722	9,067	149,533	—	162,322
Development expense	2,693	—	10,096	—	12,789
Depreciation and amortization	9,853	223,724	273,409	—	506,986
Impairment loss	13,292	—	24,276	—	37,568
Loss on disposal of assets	—	6,093	1,484	—	7,577

	115,929	1,157,183	2,967,857	(14,686)	4,226,283

Operating income (loss)	(117,858)	127,334	154,187	—	163,663
Other income (expense):
Interest income	8,694	12,047	7,244	(8,199)	19,786
Interest expense, net of amounts capitalized	(24,036)	(213,464)	(192,524)	8,199	(421,825)
Other income (expense)	(35)	(11,795)	31,322	—	19,492
Loss on early retirement of debt	(5,114)	—	(4,027)	—	(9,141)
Income (loss) from equity investment in subsidiaries	(46,114)	3,010	—	43,104	—

Loss before income taxes and noncontrolling interest	(184,463)	(82,868)	(3,798)	43,104	(228,025)
Benefit for income taxes	20,905	36,754	2,041	—	59,700
Noncontrolling interest	—	—	4,767	—	4,767

Net income (loss)	$(163,558)	$(46,114)	$3,010	$43,104	$(163,558)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$404,255	$1,846,166	$—	$2,250,421
Rooms	—	362,404	74,953	—	437,357
Food and beverage	—	144,745	94,043	(536)	238,252
Convention, retail and other	38,909	126,364	53,791	(40,672)	178,392

Total revenues	38,909	1,037,768	2,068,953	(41,208)	3,104,422
Less — promotional allowances	(1,045)	(75,187)	(77,623)	—	(153,855)

Net revenues	37,864	962,581	1,991,330	(41,208)	2,950,567

Operating expenses:
Casino	—	195,206	1,240,858	(402)	1,435,662
Rooms	—	82,275	11,944	—	94,219
Food and beverage	—	71,573	48,463	(1,763)	118,273
Convention, retail and other	—	64,825	32,864	—	97,689
Provision for doubtful accounts	—	25,126	1,243	—	26,369
General and administrative	—	212,138	146,262	(39,043)	319,357
Corporate expense	91,548	366	2,600	—	94,514
Rental expense	—	8,348	23,439	—	31,787
Pre-opening expense	2,282	23,510	163,488	—	189,280
Development expense	6,030	—	3,698	—	9,728
Depreciation and amortization	6,571	89,571	106,415	—	202,557
Loss on disposal of assets	505	53	564	—	1,122

	106,936	772,991	1,781,838	(41,208)	2,620,557

Operating income (loss)	(69,072)	189,590	209,492	—	330,010
Other income (expense):
Interest income	9,217	41,187	29,150	(7,090)	72,464
Interest expense, net of amounts capitalized	(18,837)	(114,546)	(118,515)	7,090	(244,808)
Other expense	(6)	(1,009)	(7,667)	—	(8,682)
Loss on early retirement of debt	—	(10,332)	(373)	—	(10,705)
Income from equity investment in subsidiaries	188,785	110,975	—	(299,760)	—

Income before income taxes	110,087	215,865	112,087	(299,760)	138,279
Benefit (provision) for income taxes	6,601	(27,080)	(1,112)	—	(21,591)

Net income	$116,688	$188,785	$110,975	$(299,760)	$116,688

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$411,771	$1,264,290	$—	$1,676,061
Rooms	—	343,995	6,611	—	350,606
Food and beverage	—	137,006	51,129	(316)	187,819
Convention, retail and other	33,408	123,257	3,549	(34,522)	125,692

Total revenues	33,408	1,016,029	1,325,579	(34,838)	2,340,178
Less — promotional allowances	(625)	(66,140)	(36,554)	—	(103,319)

Net revenues	32,783	949,889	1,289,025	(34,838)	2,236,859

Operating expenses:
Casino	—	187,431	737,839	(237)	925,033
Rooms	—	85,420	231	—	85,651
Food and beverage	—	66,121	24,106	(1,114)	89,113
Convention, retail and other	—	62,300	2,015	—	64,315
Provision for doubtful accounts	—	17,645	422	—	18,067
General and administrative	—	195,508	68,334	(33,487)	230,355
Corporate expense	59,220	—	350	—	59,570
Rental expense	—	12,669	809	—	13,478
Pre-opening expense	—	1,369	36,304	—	37,673
Development expense	3,280	(35)	22,867	—	26,112
Depreciation and amortization	2,906	67,469	40,396	—	110,771
Loss on disposal of assets	—	684	1,940	—	2,624

	65,406	696,581	935,613	(34,838)	1,662,762

Operating income (loss)	(32,623)	253,308	353,412	—	574,097
Other income (expense):
Interest income	12,457	32,847	28,910	(8,023)	66,191
Interest expense, net of amounts capitalized	(16,921)	(82,485)	(44,470)	8,023	(135,853)
Other income (expense)	2,422	(552)	(2,059)	—	(189)
Income from equity investment in subsidiaries	470,823	337,747	—	(808,570)	—

Income before income taxes	436,158	540,865	335,793	(808,570)	504,246
Benefit (provision) for income taxes	5,845	(70,042)	1,954	—	(62,243)

Net income	$442,003	$470,823	$337,747	$(808,570)	$442,003

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(34,547)	$116,829	$45,504	$—	$127,786

Cash flows from investing activities:
Change in restricted cash	—	(1,137)	219,181	—	218,044
Capital expenditures	(11,163)	(660,163)	(3,117,682)	—	(3,789,008)
Notes receivable to non-guarantor subsidiaries	(20,000)	(36,185)	—	56,185	—
Intercompany receivable to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivable to non-guarantor subsidiaries	(353,000)	(1,201,285)	—	1,554,285	—
Repayment of receivable from Guarantor Subsidiaries	94,003	—	—	(94,003)	—
Repayment of receivable from non-guarantor subsidiaries	—	34,018	—	(34,018)	—
Dividends from Guarantor Subsidiaries	50,596	—	—	(50,596)	—
Capital contributions to subsidiaries	(2,025,000)	(77,728)	—	2,102,728	—

Net cash used in investing activities	(2,299,564)	(1,942,480)	(2,898,501)	3,569,581	(3,570,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,834	—	—	—	6,834
Excess tax benefits from stock-based compensation	1,112	—	—	—	1,112
Dividends paid to Las Vegas Sands Corp.	—	(50,596)	—	50,596	—
Capital contributions received	—	2,025,000	77,728	(2,102,728)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	373,000	(408,000)	—
Borrowings from Guarantor Subsidiaries	—	—	1,237,470	(1,237,470)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(94,003)	—	94,003	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(34,018)	34,018	—
Proceeds from common stock issued, net of transaction costs	1,053,695	—	—	—	1,053,695
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	523,720	—	—	—	523,720
Proceeds from preferred stock and warrants issued, net of transaction costs	503,625	—	—	—	503,625
Proceeds from issuance of convertible senior notes	475,000	—	—	—	475,000
Proceeds from Macao credit facility	—	—	444,299	—	444,299
Proceeds from Singapore permanent facility	—	—	1,730,515	—	1,730,515
Proceeds from ferry financing	—	—	218,564	—	218,564
Proceeds from senior secured credit facility-revolving	—	1,075,860	—	—	1,075,860
Proceeds from senior secured credit facility-delayed draws	—	1,000,000	—	—	1,000,000
Proceeds from FF&E financings and other long-term debt	—	105,584	41,379	—	146,963
Repayments on senior secured credit facility-revolving	—	(300,000)	—	—	(300,000)
Repayments on Singapore bridge facility	—	—	(1,326,467)	—	(1,326,467)
Repayments on senior secured credit facility-term B and delayed draw I	—	(33,000)	—	—	(33,000)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on FF&E financings and other long-term debt	—	(25,050)	(37,704)	—	(62,754)
Proceeds from sale of The Shoppes at the Palazzo	—	243,928	—	—	243,928
Payments of deferred financing costs	(5,114)	69	(87,923)	—	(92,968)

Net cash provided by financing activities	2,555,185	3,982,792	2,636,843	(3,569,581)	5,605,239

Effect of exchange rate on cash	—	—	18,952	—	18,952

Increase (decrease) in cash and cash equivalents	221,074	2,157,141	(197,202)	—	2,181,013
Cash and cash equivalents at beginning of year	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of year	$294,563	$2,286,825	$456,775	$—	$3,038,163

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(135,852)	$179,629	$321,680	$—	$365,457

Cash flows from investing activities:
Change in restricted cash	50,076	410,520	95,680	—	556,276
Capital expenditures	(88,016)	(1,081,975)	(2,623,712)	—	(3,793,703)
Acquisition of gaming license included in other assets	—	—	(50,000)	—	(50,000)
Repayment of receivable from Guarantor Subsidiaries	73,715	—	—	(73,715)	—
Repayment of receivable from non-guarantor subsidiaries	125,464	58,521	—	(183,985)	—
Intercompany receivable to Guarantor Subsidiaries	(114,902)	—	—	114,902	—
Intercompany receivable to non-guarantor subsidiaries	(32,338)	(449,886)	—	482,224	—
Capital contributions to subsidiaries	—	(548,088)	—	548,088	—

Net cash provided by (used in) investing activities	13,999	(1,610,908)	(2,578,032)	887,514	(3,287,427)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,221	—	—	—	30,221
Excess tax benefits from stock-based compensation	7,112	—	—	—	7,112
Capital contributions received	—	—	548,088	(548,088)	—
Borrowings from Las Vegas Sands Corp.	—	114,902	32,338	(147,240)	—
Borrowings from Guarantor Subsidiaries	—	—	449,886	(449,886)	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(58,521)	58,521	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(73,715)	(125,464)	199,179	—
Proceeds from Macao credit facility	—	—	1,551,000	—	1,551,000
Proceeds from Singapore bridge facility	—	—	339,788	—	339,788
Proceeds from airplane financing	92,250	—	—	—	92,250
Proceeds from senior secured credit facility-term B	—	3,000,000	—	—	3,000,000
Proceeds from prior senior secured credit facility-revolving	—	62,000	—	—	62,000
Proceeds from construction loan for The Shoppes at The Palazzo	—	—	52,000	—	52,000
Proceeds from FF&E financings and other long-term debt	—	23,834	14,204	—	38,038
Repayments on senior secured credit facility-term B	—	(15,000)	—	—	(15,000)
Repayment on prior senior secured credit facility-term B and term B delayed	—	(1,170,000)	—	—	(1,170,000)
Repayment on prior senior secured credit facility-revolving	—	(322,128)	—	—	(322,128)
Repayments on airplane financing	(2,766)	—	—	—	(2,766)
Repayments on FF&E financings and other long-term debt	—	(7,334)	(1,205)	—	(8,539)
Repayments on construction loan for The Shoppes at The Palazzo	—	—	(166,500)	—	(166,500)
Repayments on Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Payments of deferred financing costs	(575)	(54,874)	(18,294)	—	(73,743)

Net cash provided by financing activities	126,242	1,466,817	2,617,320	(887,514)	3,322,865

Effect of exchange rate on cash	—	—	(11,811)	—	(11,811)

Increase in cash and cash equivalents	4,389	35,538	349,157	—	389,084
Cash and cash equivalents at beginning of year	69,100	94,146	304,820	—	468,066

Cash and cash equivalents at end of year	$73,489	$129,684	$653,977	$—	$857,150

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 31, 2006

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(28,167)	$197,560	$(366,113)	$—	$(196,720)

Cash flows from investing activities:
Change in restricted cash	(24)	176,803	(487,344)	—	(310,565)
Capital expenditures	(49,519)	(547,750)	(1,328,022)	—	(1,925,291)
Notes receivable to non-guarantor subsidiaries	(115,000)	(75,000)	—	190,000	—
Repayment of notes receivable from non-guarantor subsidiaries	165,000	25,000	—	(190,000)	—
Intercompany receivable to Las Vegas Sands Corp.	—	(20,000)	—	20,000	—
Repayment of receivable from Las Vegas Sands Corp.	—	20,000	—	(20,000)	—
Intercompany receivable to non-guarantor subsidiaries	(104,464)	(31,408)	—	135,872	—
Capital contributions to subsidiaries	(9,549)	(6,994)	—	16,543	—

Net cash used in investing activities	(113,556)	(459,349)	(1,815,366)	152,415	(2,235,856)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,226	—	—	—	7,226
Excess tax benefits from stock-based compensation	1,401	—	—	—	1,401
Capital contributions received	—	9,549	6,994	(16,543)	—
Borrowings from Las Vegas Sands Corp.	—	—	219,464	(219,464)	—
Borrowings from Guarantor Subsidiaries	20,000	—	106,408	(126,408)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(165,000)	165,000	—
Repayment on borrowings from Guarantor Subsidiaries	(20,000)	—	(25,000)	45,000	—
Proceeds from Macao credit facility	—	—	1,350,000	—	1,350,000
Proceeds from Singapore bridge facility	—	—	892,076	—	892,076
Proceeds from prior senior secured credit facility-revolving	—	254,129	—	—	254,129
Proceeds from construction loan for The Shoppes at The Palazzo	—	—	86,000	—	86,000
Proceeds from FF&E financings and other long-term debt	—	37,715	75	—	37,790
Repayments on Venetian Intermediate credit facility	—	—	(50,000)	—	(50,000)
Repayments on Macao credit facility	—	—	(50,000)	—	(50,000)
Repayment on prior senior secured credit facility-revolving	—	(25,000)	—	—	(25,000)
Repayments on FF&E financings and other long-term debt	—	(2,999)	(14)	—	(3,013)
Repayments on Sands Expo Center mortgage loan	—	(4,733)	—	—	(4,733)
Payments of deferred financing costs	—	(2,283)	(50,611)	—	(52,894)

Net cash provided by financing activities	8,627	266,378	2,320,392	(152,415)	2,442,982

Effect of exchange rate on cash	—	—	814	—	814

Increase (decrease) in cash and cash equivalents	(133,096)	4,589	139,727	—	11,220
Cash and cash equivalents at beginning of year	202,196	89,557	165,093	—	456,846

Cash and cash equivalents at end of year	$69,100	$94,146	$304,820	$—	$468,066

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third(1)	Fourth(2)	Total
		(In thousands, except per share data)

2008
Net revenues	$1,079,023	$1,112,114	$1,105,434	$1,093,375	$4,389,946
Operating income (loss)	96,565	73,282	28,195	(34,379)	163,663
Net loss	(11,234)	(8,796)	(32,208)	(111,320)	(163,558)
Basic loss per share	(0.03)	(0.02)	(0.09)	(0.27)	(0.48)
Diluted loss per share	(0.03)	(0.02)	(0.09)	(0.27)	(0.48)
2007
Net revenues	$628,218	$612,926	$660,950	$1,048,473	$2,950,567
Operating income (loss)	131,006	86,233	(20,794)	133,565	330,010
Net income (loss)	90,914	34,398	(48,507)	39,883	116,688
Basic earnings (loss) per share	0.26	0.10	(0.14)	0.11	0.33
Diluted earnings (loss) per share	0.26	0.10	(0.14)	0.11	0.33

(1)	The Four Seasons Macao and The Venetian Macao opened on August 28, 2008 and 2007, respectively.

(2)	The Palazzo partially opened on December 30, 2007.

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2008, 2007 and 2006

		Provision
	Balance at	for	Write-offs,	Balance
	Beginning	Doubtful	net of	at End
Description	of Year	Accounts	Recoveries	of Year
	(In thousands)

Allowance for doubtful accounts:
2006	$29,480	18,067	(12,071)	$35,476

2007	$35,476	26,369	(28,729)	$33,116

2008	$33,116	41,865	(13,764)	$61,217

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year

Deferred income tax asset valuation allowance:
2006	$17,386	6,196	—	$23,582

2007	$23,582	22,761	—	$46,343

2008	$46,343	46,476	—	$92,819

ITEM 9. —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2008 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on this framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. —	OTHER INFORMATION

None.

PART III

ITEM 10. —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 30, 2009 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”

We have adopted a Code of Business Conduct and Ethics which is posted on our website at www.lasvegassands.com, along with any amendments or waivers to the Code. Copies of the Code of Business Conduct and Ethics are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

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

(1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
3.3	Certificate of Designations for Series A 10% Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
3.4	Operating Agreement of Las Vegas Sands, LLC dated July 28, 2005 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form S-3 filed on November 17, 2008).
3.5	First Amendment to the Operating Agreement of Las Vegas Sands, LLC dated May 23, 2007 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form S-3 filed on November 17, 2008).
4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2	Indenture, dated as of February 10, 2005, by and between Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (the “6.375% Notes Indenture) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005).
4.3	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005, by and among Las Vegas Sands, Inc. (n/k/a Las Vegas Sands, LLC), Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, (which was merged into Venetian Casino Resort, LLC in March 2007), Venetian Venture Development, LLC, Venetian Operating Company, LLC (which was merged into Venetian Casino Resort, LLC in March 2006), Venetian Marketing, Inc. and Venetian Transport, LLC, as guarantors, Las Vegas Sands Corp., as issuer and U.S. Bank National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005).

Exhibit No.	Description of Document

4.4	Second Supplemental Indenture to the 6.375% Notes Indenture, dated as of May 23, 2007, by and among Interface Group Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, LLC, as guaranteeing subsidiaries, the guarantors party to the first supplemental indenture, Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
4.5	Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee “Convertible Notes Indenture” (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
4.6	First Supplemental Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee to the Convertible Notes Indenture (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
4.7	Form of Indenture to be entered into by the Company and U.S. Bank National Association, as trustee (the “Senior Debt Security Indenture”) (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3 ASR (Reg. No. 33-155100) filed on November 6, 2008).
4.8	Form of Indenture to be entered into among the Company, Las Vegas Sands, LLC and U.S. Bank National Association, as trustee (the “Senior Guaranteed Debt Security Indenture”) (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 POSASR (Reg. No. 333-155100) filed on November 17, 2008).
4.9	Form of Indenture to be entered into by the Company and U.S. Bank National Association, as trustee (the “Subordinated Indenture”) (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 ASR (Reg. No. 333-155100) filed on November 6, 2008).
10.1	Warrant Agreement, dated as of November 14, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as warrant agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
10.2	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as guarantors, the lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JP Morgan Chase Bank, as documentation agent (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.3	Security Agreement, dated as of May 23, 2007, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.5	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

Exhibit No.	Description of Document

10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as trustors, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.9	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC, as the borrower, certain affiliates of the borrower as guarantors, the lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.10	Amended and Restated Security Agreement, dated as of August 21, 2007, between each of the grantors party thereto and General Electric Capital Corporation, as collateral agent for the secured parties (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.11	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.12	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.13	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).
10.14	Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.15	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

Exhibit No.		Description of Document

10.16		Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.17		Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.18		Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.19		Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.20		Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.21		Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.22		Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).
10.23		Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.24		First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.25		Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).
10.26		Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.27		Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.28		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.29*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and William P. Weidner.

Exhibit No.		Description of Document

10.30		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.31*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Bradley H. Stone.
10.32		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.33*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Robert G. Goldstein.
10.34		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.35*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson.
10	.36*	Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay.
10	.37*	Employment Agreement, dated as of December 6, 2008, between Marina Bay Sands Pte. Ltd. and Leonard DeAngelo.
10.38		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).
10	.39†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).
10.40		Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.41		Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).
10.42		Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10.43		Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
10.44		Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

Exhibit No.	Description of Document

10.45	Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).
10.46	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.47	Second Amendment, dated as of January 31, 2008, to Agreement dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).
10.48	Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
10.49	Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
10.50	Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.51	Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.52	Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.53	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.54	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.55	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.56	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.57	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.58	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

Exhibit No.	Description of Document

10.59	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.60	Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.61	Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.62	Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 14, 2005).
10.63	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.64	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.65	Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.66	Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.67	First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10.68	First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as disbursement agent and bank agent. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10.69	Facility Agreement, dated as of December 28, 2007, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs Foreign Exchange (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea-Chinese Banking Corporation Limited, as coordinators, and DBS Bank Ltd., as technical bank, agent and security trustee (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).
10.70	Sponsor Support Agreement, dated as of December 28, 2007, among Las Vegas Sands Corp., as sponsor, Sands Mauritius Holdings and MBS Holdings Pte. Ltd., as holding company, Marina Bay Sands Pte. Ltd., as borrower and DBS Bank Ltd., as security trustee (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).
10.71	Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

Exhibit No.		Description of Document

10.72		Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).
10.73		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).
10.74		First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.75		Convertible Note Purchase Agreement, dated as of September 30, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
10.76		Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
10.77		Amendment to Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

February 27, 2009

/s/  Sheldon G. Adelson
Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson Sheldon G. Adelson	Chairman of the Board, Chief Executive Officer and Director	February 27, 2009

/s/ Irwin Chafetz Irwin Chafetz	Director	February 27, 2009

/s/ Charles D. Forman Charles D. Forman	Director	February 27, 2009

George P. Koo	Director	February 27, 2009

/s/ Michael A. Leven Michael A. Leven	Director	February 27, 2009

/s/ James L. Purcell James L. Purcell	Director	February 27, 2009

/s/ Irwin A. Siegel Irwin A. Siegel	Director	February 27, 2009

/s/ William P. Weidner William P. Weidner	President, Chief Operating Officer and Director	February 27, 2009

/s/ Kenneth J. Kay Kenneth J. Kay	Senior Vice President and Chief Financial Officer	February 27, 2009

Index to Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
3.3	Certificate of Designations for Series A 10% Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
3.4	Operating Agreement of Las Vegas Sands, LLC dated July 28, 2005 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form S-3 filed on November 17, 2008).
3.5	First Amendment to the Operating Agreement of Las Vegas Sands, LLC dated May 23, 2007 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form S-3 filed on November 17, 2008).
4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
4.2	Indenture, dated as of February 10, 2005, by and between Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (the “6.375% Notes Indenture) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005).
4.3	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005, by and among Las Vegas Sands, Inc. (n/k/a Las Vegas Sands, LLC), Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, (which was merged into Venetian Casino Resort, LLC in March 2007), Venetian Venture Development, LLC, Venetian Operating Company, LLC (which was merged into Venetian Casino Resort, LLC in March 2006), Venetian Marketing, Inc. and Venetian Transport, LLC, as guarantors, Las Vegas Sands Corp., as issuer and U.S. Bank National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005).
4.4	Second Supplemental Indenture to the 6.375% Notes Indenture, dated as of May 23, 2007, by and among Interface Group Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, LLC, as guaranteeing subsidiaries, the guarantors party to the first supplemental indenture, Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
4.5	Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee “Convertible Notes Indenture” (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
4.6	First Supplemental Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee to the Convertible Notes Indenture (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
4.7	Form of Indenture to be entered into by the Company and U.S. Bank National Association, as trustee (the “Senior Debt Security Indenture”) (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3 ASR (Reg. No. 33-155100) filed on November 6, 2008).
4.8	Form of Indenture to be entered into among the Company, Las Vegas Sands, LLC and U.S. Bank National Association, as trustee (the “Senior Guaranteed Debt Security Indenture”) (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 POSASR (Reg. No. 333-155100) filed on November 17, 2008).
4.9	Form of Indenture to be entered into by the Company and U.S. Bank National Association, as trustee (the “Subordinated Indenture”) (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 ASR (Reg. No. 333-155100) filed on November 6, 2008).

Exhibit No.	Description of Document

10.1	Warrant Agreement, dated as of November 14, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as warrant agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
10.2	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as guarantors, the lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JP Morgan Chase Bank, as documentation agent (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.3	Security Agreement, dated as of May 23, 2007, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.5	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as trustors, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.9	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC, as the borrower, certain affiliates of the borrower as guarantors, the lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).
10.10	Amended and Restated Security Agreement, dated as of August 21, 2007, between each of the grantors party thereto and General Electric Capital Corporation, as collateral agent for the secured parties (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).

Exhibit No.	Description of Document

10.11	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.12	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.13	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).
10.14	Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.15	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.16	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.17	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.18	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.19	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).
10.20	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).
10.21	Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.22	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

Exhibit No.		Description of Document

10.23		Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.24		First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).
10.25		Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).
10.26		Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.27		Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.28		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.27 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.29*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and William P. Weidner.
10.30		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.31*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Bradley H. Stone.
10.32		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.33*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Robert G. Goldstein.
10.34		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10	.35*	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson.
10	.36*	Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay.
10	.37*	Employment Agreement, dated as of December 6, 2008, between Marina Bay Sands Pte. Ltd. and Leonard DeAngelo.
10.38		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).
10	.39†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).

Exhibit No.	Description of Document

10.40	Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.41	Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).
10.42	Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10.43	Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
10.44	Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).
10.45	Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).
10.46	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.47	Second Amendment, dated as of January 31, 2008, to Agreement dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).
10.48	Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
10.49	Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
10.50	Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.51	Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.52	Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).
10.53	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document

10.54	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.55	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).
10.56	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K filed on April 4, 2005).
10.57	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).
10.58	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.59	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).
10.60	Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.61	Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10.62	Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 14, 2005).
10.63	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).
10.64	Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).
10.65	Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.66	Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).
10.67	First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

Exhibit No.		Description of Document

10.68		First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as disbursement agent and bank agent. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).
10.69		Facility Agreement, dated as of December 28, 2007, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs Foreign Exchange (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea-Chinese Banking Corporation Limited, as coordinators, and DBS Bank Ltd., as technical bank, agent and security trustee (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).
10.70		Sponsor Support Agreement, dated as of December 28, 2007, among Las Vegas Sands Corp., as sponsor, Sands Mauritius Holdings and MBS Holdings Pte. Ltd., as holding company, Marina Bay Sands Pte. Ltd., as borrower and DBS Bank Ltd., as security trustee (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).
10.71		Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).
10.72		Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).
10.73		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).
10.74		First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).
10.75		Convertible Note Purchase Agreement, dated as of September 30, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).
10.76		Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
10.77		Amendment to Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on November 14, 2008).
21	.1*	Subsidiaries of Las Vegas Sands Corp.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.