Form 10-Q
period 2009-03-31
LAS VEGAS SANDS CORP
filed 2009-05-11
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 1, 2009.

LAS VEGAS SANDS CORP.

Class	Outstanding at May 1, 2009

Common Stock ($0.001 par value)	659,133,838 shares

LAS VEGAS SANDS CORP.

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,758,472	$3,038,163
Restricted cash	101,921	194,816
Accounts receivable, net	345,954	384,819
Inventories	27,188	28,837
Deferred income taxes	21,649	22,971
Prepaid expenses and other	108,724	71,670

Total current assets	3,363,908	3,741,276
Property and equipment, net	12,136,005	11,868,228
Deferred financing costs, net	145,899	158,776
Deferred income taxes	31,890	44,189
Leasehold interests in land, net	1,049,650	1,099,938
Other assets, net	234,280	231,706

Total assets	$16,961,632	$17,144,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,216	$71,035
Construction payables	684,763	736,713
Accrued interest payable	7,479	14,750
Other accrued liabilities	590,299	593,295
Current maturities of long-term debt	134,116	114,623

Total current liabilities	1,484,873	1,530,416
Other long-term liabilities	77,695	61,677
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	56,870	57,736
Deferred rent from mall transactions	150,346	150,771
Long-term debt	10,274,760	10,356,115

Total liabilities	12,288,472	12,400,643

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	341,425	318,289
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,372,199 and 5,196,300 issued and outstanding with warrants to purchase up to 72,870,129 and 86,605,173 shares of common stock	250,795	298,066
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 655,597,165 and 641,839,018 shares issued and outstanding	656	642
Treasury stock, at cost, 2,253 shares	(13)	—
Capital in excess of par value	3,148,556	3,090,292
Accumulated other comprehensive income (loss)	(3,472)	17,554
Retained earnings	933,339	1,015,554

Total Las Vegas Sands Corp. stockholders’ equity	4,329,861	4,422,108
Noncontrolling interest	1,874	3,073

Total equity	4,331,735	4,425,181

Total liabilities and equity	$16,961,632	$17,144,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except share
	and per share data)
	(Unaudited)

Revenues:
Casino	$797,925	$795,441
Rooms	174,388	190,689
Food and beverage	87,308	83,240
Convention, retail and other	113,487	78,858

	1,173,108	1,148,228
Less-promotional allowances	(94,046)	(69,205)

Net revenues	1,079,062	1,079,023

Operating expenses:
Casino	548,897	519,468
Rooms	33,767	40,281
Food and beverage	42,642	41,040
Convention, retail and other	59,243	44,967
Provision for doubtful accounts	21,010	8,132
General and administrative	121,303	142,953
Corporate expense	23,424	25,537
Rental expense	7,929	9,064
Pre-opening expense	44,934	26,590
Development expense	254	5,892
Depreciation and amortization	139,249	113,413
Loss on disposal of assets	131	5,121

	1,042,783	982,458

Operating income	36,279	96,565
Other income (expense):
Interest income	5,549	5,465
Interest expense, net of amounts capitalized	(71,118)	(114,700)
Other income (expense)	(5,743)	8,099
Loss on early retirement of debt	—	(3,989)

Loss before income taxes	(35,033)	(8,560)
Provision for income taxes	(813)	(2,674)

Net loss	(35,846)	(11,234)
Noncontrolling interest	1,240	—

Net loss attributable to Las Vegas Sands Corp.	(34,606)	(11,234)
Dividends declared	(17,619)	—
Accumulated but undeclared dividend requirement on preferred stock	(5,465)	—
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	(6,854)	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	—

Net loss attributable to common stockholders	$(87,680)	$(11,234)

Basic and diluted loss per share	$(0.14)	$(0.03)

Basic and diluted weighted average shares outstanding	647,802,932	355,274,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity and Comprehensive Loss

	Las Vegas Sands Corp. Stockholders’ Equity
					Accumulated
					Other
				Capital in	Comprehensive
	Preferred	Common	Treasury	Excess of	Income	Retained	Noncontrolling
	Stock	Stock	Stock	Par Value	(Loss)	Earnings	Interest	Total
	(In thousands)
	(Unaudited)

Balance at January 1, 2008	$—	$355	$—	$1,064,878	$(2,493)	$1,197,534	$4,926	$2,265,200
Net loss	—	—	—	—	—	(163,558)	(4,767)	(168,325)
Currency translation adjustment	—	—	—	—	20,047	—	—	20,047

Total comprehensive loss								(148,278)
Exercise of stock options	—	1	—	6,833	—	—	—	6,834
Tax benefit from stock-based compensation	—	—	—	1,117	—	—	—	1,117
Stock-based compensation	—	—	—	59,643	—	—	—	59,643
Issuance of preferred and common stock and warrants, net of transaction costs	298,066	200	—	1,482,907	—	—		1,781,173
Extinguishment of convertible senior notes	—	86	—	474,914	—	—	—	475,000
Contribution from noncontrolling interest	—	—	—	—	—	—	2,914	2,914
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(11,568)	—	(11,568)

Balance at December 31, 2008	298,066	642	—	3,090,292	17,554	1,015,554	3,073	4,425,181
Net loss	—	—	—	—	—	(34,606)	(1,240)	(35,846)
Currency translation adjustment	—	—	—	—	(21,026)	—	—	(21,026)

Total comprehensive loss								(56,872)
Tax shortfall from stock-based compensation	—	—	—	(1,216)	—	—	—	(1,216)
Stock-based compensation	—	—	—	12,223	—	—	—	12,223
Purchase of treasury stock	—	—	(13)	—	—	—	—	(13)
Warrants exercised and settled with preferred stock	(47,271)	14	—	47,257	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	41	41
Dividends declared	—	—	—	—	—	(17,619)	—	(17,619)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(23,136)	—	(23,136)

Balance at March 31, 2009	$250,795	$656	$(13)	$3,148,556	$(3,472)	$933,339	$1,874	$4,331,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(35,846)	$(11,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	139,249	113,413
Amortization of leasehold interests in land included in rental expense	6,490	6,595
Amortization of deferred financing costs and original issue discount	8,940	9,874
Amortization of deferred gain and rent	(1,291)	(1,173)
Deferred rent from mall transactions	—	48,077
Loss on early retirement of debt	—	3,989
Loss on disposal of assets	131	5,121
Stock-based compensation expense	11,596	9,821
Provision for doubtful accounts	21,010	8,132
Foreign exchange (gain) loss	363	(8,831)
Excess tax benefits from stock-based compensation	—	(1,326)
Deferred income taxes	12,405	(13,010)
Changes in operating assets and liabilities:
Accounts receivable	17,237	(74,551)
Inventories	1,650	(4,133)
Prepaid expenses and other	(39,690)	(13,142)
Leasehold interests in land	(309)	(933)
Accounts payable	(2,719)	456
Accrued interest payable	(6,943)	3,502
Other accrued liabilities	13,442	(8,212)

Net cash provided by operating activities	145,715	72,435

Cash flows from investing activities:
Change in restricted cash	90,140	(27,115)
Capital expenditures	(523,841)	(943,541)

Net cash used in investing activities	(433,701)	(970,656)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5,020
Excess tax benefits from stock-based compensation	—	1,326
Dividend paid to preferred stockholders	(24,473)	—
Purchase of treasury stock	(13)	—
Proceeds from long-term debt (Note 3)	177,429	2,105,196
Repayments on long-term debt (Note 3)	(144,575)	(1,372,421)
Proceeds from the sale of The Shoppes at The Palazzo	—	240,108
Contribution from noncontrolling interest	41	—
Payments of deferred financing costs	—	(89,866)

Net cash provided by financing activities	8,409	889,363

Effect of exchange rate on cash	(114)	7,070

Decrease in cash and cash equivalents	(279,691)	(1,788)
Cash and cash equivalents at beginning of period	3,038,163	857,150

Cash and cash equivalents at end of period	$2,758,472	$855,362

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$70,776	$101,324

Cash payments for taxes	$600	$—

Changes in construction payables	$(51,950)	$(7,432)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$627	$1,046

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$—

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$23,136	$—

Warrants exercised and settled through tendering of preferred stock	$47,271	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 —	ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp., a Nevada corporation (“LVSC”), and its subsidiaries (collectively the “Company”) for the year ended December 31, 2008. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

Operations

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design reminiscent of affluent Italian living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008.

As of March 31, 2009, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement (the “Agreement”) between Venetian Casino Resort, LLC (“VCR”) and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Agreement and subject to certain later audit adjustments. Subsequent to March 31, 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). There can be no assurance that the Company will receive proceeds in excess of costs incurred in constructing and developing The Shoppes at The Palazzo, of which $381.1 million has been capitalized as of March 31, 2009. Although there is uncertainty as to the ultimate outcome of this matter due to the Chapter 11 Cases, based upon current estimates of NOI and capitalization rates, management believes that the ultimate proceeds the Company will receive will be in excess of its capitalized costs and no impairment charge is required as of March 31, 2009. The Company will continue to review the Chapter 11 Cases and to assess the ultimate proceeds based on current estimates of NOI and capitalization rates. The Company may be required to record an impairment charge in the future should the projected ultimate proceeds decline below current expectations or if a charge would be warranted based on information from proceedings in the Chapter 11 Cases.

Macao

The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao, China, pursuant to a 20-year gaming subconcession. The Sands Macao offers approximately 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater, and other high-end services and amenities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Striptm, a master-planned development of resort properties in Macao, China. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

On August 28, 2008, the Company opened the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Macao”), which is located adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotels Inc.; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature 19 Paiza mansions, which are currently expected to open in the second quarter of 2009, and the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units and common areas. The Company intends to sell shares in the subsidiary that will own the Four Seasons Apartments, which shares will entitle the holder to the exclusive use of a unit within the Four Seasons Apartments. As of March 31, 2009, the Company has capitalized construction costs of $904.7 million for this project (including $78.4 million in outstanding construction payables). The Company expects to spend approximately $320 million on additional costs to complete the Paiza mansions and Four Seasons Apartments, including furniture, fixtures and equipment (“FF&E”), pre-opening costs and additional land premiums, and to pay outstanding construction payables.

Development Projects

Given conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations, the Company revised its development plan to suspend portions of its development projects and focus its development efforts on those projects with the highest rates of expected return on invested capital. Should general economic conditions not improve, if the Company is unable to obtain sufficient funding such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge. In addition, the Company may be subject to penalties under the termination clauses in its construction contracts.

United States Development Projects

Sands Bethlehem

The Company is in the process of developing Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. The Company owns 86% of the economic interest of the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through its ownership interest in Sands Bethworks Retail, LLC.

The Company is continuing construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and will include several dining options, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been temporarily suspended and are intended to recommence when capital markets and general economic conditions improve. As of March 31, 2009, the Company has capitalized construction costs of $547.8 million for this project (including $111.6 million in outstanding construction payables). The Company expects to spend approximately $290 million

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on additional costs to complete the construction of the casino and parking components, costs to prepare the remaining portion of the site for delay, FF&E (including the potential 2,000 slot machines to be added six months after the opening date), pre-opening and other costs, and to pay outstanding construction payables. The Company expects to open the casino and parking components on May 22, 2009. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

St. Regis Residences

The Company had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip. As part of the Company’s revised development plan, it has suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when these conditions improve and expects that it will take approximately 18 months from that point to complete construction of the project. As of March 31, 2009, the Company has capitalized construction costs of $179.9 million for this project (including $11.2 million in outstanding construction payables). The Company expects to spend approximately $20 million on additional costs to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), and to pay outstanding construction payables. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macao Development Projects

The Company submitted plans to the Macao government for its other Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao on an area of approximately 200 acres (which are referred to as parcels 3, 5, 6, 7 and 8). The developments were expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction for these five parcels and planned to own and operate all of the casinos in these developments under the Company’s Macao gaming subconcession.

As part of its revised development plan, the Company has sequenced construction of the developments on parcels 5 and 6. Phase I of the project includes a hotel tower to be managed by Shangri-La Hotels and Resorts (“Shangri-La”) under its Shangri-La and Traders brands and one of two hotel towers to be managed by Starwood Hotels & Resorts Worldwide (“Starwood”) under its Sheraton brand, along with the podium that encompasses a casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space. Phase II of the project includes the second Sheraton tower and a hotel and serviced luxury apartment hotel, both of which will be managed by Starwood under its St. Regis brand, along with additional meeting space and completion of the shopping mall. Construction of phase I has been suspended while the Company pursues project-level financing; however, there can be no assurance that such financing will be obtained. The Company expects that if and when financing is obtained, it will take approximately 18 months from that point to complete construction of phase I. Construction of phase II of the project has been suspended until conditions in the capital markets and general economic conditions improve. As of March 31, 2009, the Company has capitalized construction costs of $1.66 billion for this project (including $123.7 million in outstanding construction payables). The Company expects to spend approximately $455 million on additional costs to prepare the site for delay and to pay outstanding construction payables. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable with certainty. The Company’s management agreements with Shangri-La and Starwood impose certain deadlines and opening obligations on the Company, and the delays described above create a significant risk that the Company may not be able to meet these deadlines and obligations.

The Company had commenced pre-construction on parcels 7, 8 and 3 and has capitalized construction costs of $117.7 million for parcels 7 and 8 and $37.4 million for parcel 3 as of March 31, 2009. The Company intends to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of March 31, 2009, the Company has capitalized an aggregate of $5.34 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao. The Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.

The Company has received a land concession from the Macao government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at the Company’s option in accordance with Macao law, grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance by the Macao government of the land concession or in eight semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macao government amended the Company’s land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed the Company to subdivide the parcel into four separate units under Macao’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas.

The Company does not yet have all of the necessary Macao government approvals that it will need in order to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has received a land concession for parcel 3, as previously noted, but has yet to be granted land concessions for parcels 5, 6, 7 and 8. The Company is in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if the Company does not obtain these land concessions, the Company could forfeit all or a substantial part of its $1.78 billion in capitalized costs related to its developments on parcels 5, 6, 7 and 8 as of March 31, 2009.

Under the Company’s land concession for parcels 1, 2 and 3, the Company is required to complete the development of parcel 3 by August 2011. The Company believes that if it is not able to complete the development of parcel 3 by the deadline, it will be able to obtain an extension from the Macao government; however, no assurances can be given that an extension will be granted. If the Company is unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not treated as a separate land concession, it could lose its land concession for parcels 1, 2 and 3, which would prohibit the Company from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession. As a result, the Company could forfeit all or a substantial portion of its $3.56 billion in capitalized costs related to its developments on parcels 1, 2 and 3 as of March 31, 2009.

Singapore Development Project

The Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing cost estimates for the project. As of March 31, 2009, the Company has capitalized

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.73 billion Singapore dollars (“SGD,” approximately $2.46 billion at exchange rates in effect on March 31, 2009) in costs for this project, including the land premium and SGD 428.8 million (approximately $282.1 million at exchange rates in effect on March 31, 2009) in outstanding construction payables. The Company expects to spend approximately SGD 4.3 billion (approximately $2.8 billion at exchange rates in effect on March 31, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, of which approximately SGD 2.2 billion (approximately $1.4 billion at exchange rates in effect on March 31, 2009) is expected to be spent in 2009 before the project opens. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on the Company’s current development plan, the Company intends to continue construction on its existing timeline with the majority of the project targeted to open in late 2009 or early 2010.

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

Development Financing Strategy

Through March 31, 2009, the Company has principally funded its development projects through borrowings under its U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from the Company’s recent equity offerings and proceeds from the disposition of non-core assets.

The U.S. senior secured credit facility and FF&E facility require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 7.0x for the quarterly periods ending March 31 and June 30, 2009, decreases 0.5x after every two quarterly periods and remains at 5.0x for the quarterly periods thereafter (commencing with the quarterly period ending March 31, 2011). The Macao credit facility requires the Company’s Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31 and June 30, 2009, decreases to 3.5x for the quarterly periods ending September 30 and December 31, 2009, and then remains at 3.0x for the quarterly periods thereafter. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, the Company would be in default under the respective credit facilities. A default under the Company’s domestic credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Company’s Macao credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to repay or refinance any amounts that may become accelerated under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering in 2008. Portions of the proceeds from these offerings were used domestically to exercise the EBITDA true-up provision (as defined below) during the quarterly periods ended September 30, 2008 and March 31, 2009, and additional proceeds were contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2009. An additional portion of the proceeds was used in Macao to exercise the EBITDA true-up provision during the quarterly period ended December 31, 2008, and cash on hand was used to pay down $125.0 million of indebtedness under the Macao credit facility in March 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2009.

In order to fund the Company’s revised development plan as discussed above and comply with the maximum leverage ratio covenants of its U.S. and Macao credit facilities for the remaining quarterly periods in 2009 and beyond, the Company will utilize cash on hand, cash flow from operations and available borrowings under its credit facilities. The Company will also need to execute on some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at its Las Vegas and Macao properties, primarily through aggressive cost-cutting measures and implementation of efficiency initiatives; (ii) successfully complete the sale of certain non-core assets (e.g. the malls at The Venetian Macao and Four Seasons Macao or shares related to the Four Seasons Apartments), a portion of the proceeds of which would be used to repay debt in Macao; (iii) elect to contribute up to $50 million and $20 million of cash on hand to the Las Vegas and Macao operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”)); or (iv) execute a debt reduction plan. If the aforementioned measures are not sufficient to fund the Company’s revised development plan and maintain compliance with its financial covenants, the Company may also need to execute on some, or a combination, of the following measures: (i) further decrease the rate of spending on its global development projects; (ii) obtain additional financing at the parent company level, the proceeds of which could be used to reduce or repay debt in Las Vegas and/or Macao; (iii) consider sales of other assets or minority interests in certain of the Company’s operating assets; (iv) elect to delay payment of dividends on its preferred stock; or (v) seek waivers or amendments under the U.S. or Macao credit facilities; however, there can be no assurance that the Company will be able to obtain such waivers or amendments. Management believes that successful execution of some combination of the above measures will be sufficient for the Company to fund its commitments and maintain compliance with its financial covenants.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 7 — Fair Value Measurements” for disclosures required by this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As required by this standard, the prior period noncontrolling interest amounts have been reclassified to conform to the current period presentation; however, such amounts have not changed.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with: an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP No. 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FSP No. 142-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires quarterly disclosures for financial instruments that are not reflected in the financial statements at fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 will have a material effect on its disclosures.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Land and improvements	$342,873	$341,927
Building and improvements	6,285,124	6,309,494
Furniture, fixtures, equipment and leasehold improvements	1,584,226	1,547,261
Transportation	322,774	322,194
Construction in progress	4,833,445	4,438,216

	13,368,442	12,959,092
Less — accumulated depreciation and amortization	(1,232,437)	(1,090,864)

	$12,136,005	$11,868,228

Construction in progress consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Marina Bay Sands	$1,639,515	$1,422,795
Four Seasons Macao	276,215	255,373
Other Macao Development Projects (principally Cotai Strip parcels 5 and 6)	1,930,245	1,917,547
The Palazzo and The Shoppes at The Palazzo	170,964	166,450
Sands Bethlehem	543,564	413,563
Other	272,942	262,488

	$4,833,445	$4,438,216

As of March 31, 2009, portions of The Palazzo and The Shoppes at The Palazzo were under construction and are scheduled to be completed during 2009. Approximately $216.7 million in building and improvements, $27.3 million in furniture, fixtures, equipment and leasehold improvements (with total accumulated depreciation of $12.0 million) and $149.1 million in construction in progress as of March 31, 2009, related to The Shoppes at The Palazzo, which was sold to GGP. The $272.9 million in other construction in progress consists primarily of the construction of the St. Regis Residences and other projects in Las Vegas and at The Venetian Macao.

The cost of property and equipment that the Company is leasing to tenants as part of its Macao mall operations as of March 31, 2009, was $274.6 million with accumulated depreciation of $25.9 million.

During the three months ended March 31, 2009 and 2008, the Company capitalized interest expense of $14.1 million and $30.6 million, respectively.

As described in “— Note 1 — Organization and Business of Company,” the Company revised its development plan to suspend portions of its development projects given the conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations. If circumstances change, the Company may be required to record impairment charges related to these developments in the future.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,947,500	$2,955,000
Senior Secured Credit Facility — Delayed Draw I	595,500	597,000
Senior Secured Credit Facility — Delayed Draw II	399,000	400,000
Senior Secured Credit Facility — Revolving	775,860	775,860
6.375% Senior Notes	248,665	248,608
FF&E Facility	133,600	141,950
Airplane Financings	84,875	85,797
Other	5,462	5,765
Macao Related:
Macao Credit Facility — Term B	1,800,000	1,800,000
Macao Credit Facility — Term B Delayed	700,000	700,000
Macao Credit Facility — Revolving	570,299	695,299
Macao Credit Facility — Local Term	100,590	100,589
Ferry Financing	224,972	218,564
Other	11,054	11,054
Singapore Related:
Singapore Permanent Facility — A and B	1,793,737	1,735,252
Singapore Permanent Facility — D	17,762	—

	10,408,876	10,470,738
Less — current maturities	(134,116)	(114,623)

Total long-term debt	$10,274,760	$10,356,115

Corporate and U.S. Related Debt

Senior Secured Credit Facility

As of March 31, 2009, the Company had $107.3 million of available borrowing capacity under the senior secured credit facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.

On April 15, 2009, the Company amended its senior secured credit facility to allow the Company to repurchase up to $800.0 million in aggregate stated principal amount of term loans (which include the term B and delayed draws I and II) on or prior to September 30, 2010. The amendment provides that any term loans purchased by the Company shall be immediately forgiven and cancelled.

Macao Related Debt

Macao Credit Facility

During the three months ended March 31, 2009, the Company paid down $125.0 million of indebtedness under revolving portion of the Macao credit facility. As of March 31, 2009, the Company had $123.1 million of available borrowing capacity under the Macao credit facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Singapore Related Debt

Singapore Permanent Facilities

During the three months ended March 31, 2009, the Company drew down SGD 230.0 million (approximately $151.3 million at exchange rates in effect on March 31, 2009) under the term loan that is available on a delayed draw basis until December 31, 2010, and SGD 27.0 million (approximately $17.8 million at exchange rates in effect on March 31, 2009) under the revolving credit facility. As of March 31, 2009, the Company had SGD 2.36 billion (approximately $1.55 billion at exchange rates in effect on March 31, 2009) available for borrowing, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd., under the Singapore permanent facilities.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Proceeds from Singapore Permanent Facility	$171,026	$1,417,936
Proceeds from Senior Secured Credit Facility	—	450,000
Proceeds from Macao Credit Facility	—	75,300
Proceeds from Ferry Financing	6,403	147,262
Proceeds from FF&E Facility and Other Long-Term Debt	—	14,698

	$177,429	$2,105,196

Repayments on Macao Credit Facility	$(125,000)	$—
Repayments on Senior Secured Credit Facility	(10,000)	(7,500)
Repayments on Singapore Bridge Facility	—	(1,356,807)
Repayments on FF&E Facility and Other Long-Term Debt	(8,653)	(7,192)
Repayments on Airplane Financings	(922)	(922)

	$(144,575)	$(1,372,421)

NOTE 4 —	EQUITY AND LOSS PER SHARE

Preferred Stock and Warrants

On February 5, 2009, the Company’s Board of Directors declared a dividend of $2.50 per preferred share to holders of the preferred stock of record on that date for a total amount of $24.5 million, which was paid on February 17, 2009, the first business day following the February 15 payment date. Of the $24.5 million, $6.9 million had been accrued for as of December 31, 2008, as it related to the preferred stock issued to the Principal Stockholder’s family.

On April 30, 2009, the Company’s Board of Directors declared a dividend of $2.50 per preferred share to holders of the preferred stock of record on that date for a total amount of $23.5 million, which is to be paid on May 15, 2009.

During the three months ended March 31, 2009, holders of the preferred stock exercised 824,101 warrants to purchase an aggregate of 13,735,042 shares of the Company’s common stock at $6.00 per share and tendered 824,101 shares of preferred stock as settlement of the warrant exercise price. Subsequent to March 31, 2009, holders of the preferred stock exercised 212,200 warrants to purchase an aggregate of 3,536,673 shares of the Company’s common stock at $6.00 per share and tendered 212,200 shares of preferred stock as settlement of the warrant exercise price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

During the three months ended March 31, 2009, the Company paid approximately $13,000 in personal payroll taxes on behalf of one of its executive officers related to certain vested restricted stock and in return, the Company received 2,253 shares of its common stock as settlement for the liability.

Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)

At March 31, 2009 and December 31, 2008, the accumulated other comprehensive income (loss) balance consisted solely of foreign currency translation adjustments. For the three months ended March 31, 2009 and 2008, comprehensive income (loss) amounted to $(56.9) million and $13.3 million, respectively, of which $(55.6) million and $13.3 million, respectively, was attributable to Las Vegas Sands Corp.

Loss Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended
	March 31,
	2009	2008

Weighted-average common shares outstanding (used in the calculation of basic loss per share)	647,802,932	355,274,537
Potential dilution from stock options, restricted stock and warrants	—	—

Weighted-average common and common equivalent shares (used in the calculations of diluted loss per share)	647,802,932	355,274,537

Antidilutive stock options, restricted stock and warrants excluded from calculation of diluted loss per share	176,057,087	8,340,013

NOTE 5 —	INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macao and Singapore. In the U.S., the Company is under examination for years after 2004. In Macao and Singapore, the Company is subject to examination for years after 2003.

The Company received a five-year corporate income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of March 31, 2009 and December 31, 2008, the balance of unrecognized tax benefits was $47.5 million and $32.3 million, respectively.

During the three months ended March 31, 2009, the Company increased its unrecognized tax benefits by $15.2 million, $14.5 million of which are unrecognized tax benefits for tax positions taken in prior periods. Included in the increase of unrecognized tax benefits for tax positions taken in prior periods are unrecognized tax benefits of $5.6 million that would affect the effective tax rate, if recognized. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity is as follows for the three months ended March 31, 2009 and 2008 (in thousands, except weighted average grant date fair values):

	Three Months Ended
	March 31,
	2009	2008

Compensation expense:
Stock options	$11,097	$9,138
Restricted shares	499	683

	$11,596	$9,821

Compensation cost capitalized as part of property and equipment	$627	$1,046

Stock options granted	5,599	1,773

Weighted average grant date fair value	$1.74	$32.90

Restricted shares granted	29	21

Weighted average grant date fair value	$4.67	$73.59

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008

Weighted average volatility	74.05%	35.85%
Expected term (in years)	4.7	6.0
Risk-free rate	2.65%	2.96%
Expected dividends	—	—

NOTE 7 —	FAIR VALUE MEASUREMENTS

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the assets carried at fair value measured on a recurring basis (in thousands):

	Total Carrying	Fair Value Measurements at March 31, 2009 Using:
	Value at	Quoted Market	Significant Other	Significant
	March 31,	Prices in Active	Observable Inputs	Unobservable Inputs
	2009	Markets (Level 1)	(Level 2)	(Level 3)

Cash equivalents(1)	$2,219,439	$2,219,439	$—	$—
Interest rate caps(2)	$1,050	$—	$1,050	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)	The Company has 15 interest rate cap agreements with an aggregate fair value of approximately $1.1 million, based on quoted market values from the institutions holding the agreements as of March 31, 2009.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp. (“Taylor”), on one side, and Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work, filed claims against each other in an action filed in 2006 in Clark County District Court. On April 24, 2009, the Company reached a settlement of this matter with Malcolm for approximately $10.6 million, which has been accrued for as of March 31, 2009. Of the $10.6 million, $9.9 million has been capitalized as building-related construction costs and $0.7 million has been recorded as interest expense as of and for the three months ended March 31, 2009. In addition, the Company recorded $0.3 million in depreciation expense associated with the additional capitalized building-related construction costs during the three months ended March 31, 2009. The Company does not expect to incur any further charges in connection with this matter.

Litigation Relating to Macao Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has begun the appeals process, including its filings on July 15, 2008, with the trial court of a motion for judgment as a matter of law or in the alternative, a new trial and a motion to strike, alter and/or amend the judgment. The grounds for these motions include (1) insufficient evidence that Suen conferred a benefit on LVSI, (2) the improper admission of testimony, (3) the court’s refusal to give jury instructions that the law presumes that government officials have performed their duties regularly, and that the law has been obeyed, and (4) jury instructions that improperly permitted the plaintiff to recover for the services of others. These motions were heard by the trial court on December 8, 2008, and were denied. The Company intends to continue to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vigorously pursue available appeals up to the Nevada Supreme Court. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

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

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macao and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macao with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to our Macao gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue. It is difficult to discern any claim during that period from the face of their complaint; however, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On January 2, 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an action against the Chief Executive of the Macao Special Administrative Region of the People’s Republic of China, with the Company’s indirect wholly-owned subsidiary, Cotai Waterjets (Macau) Limited (“Cotai Waterjets”), as an interested party, challenging the award of a ferry concession to Cotai Waterjets to operate a ferry service between Hong Kong and Macao. The basis of the legal challenge is that under Macao law, all concessions related to the provision of a public service must be awarded through a public tender process. On February 19, 2009, the Court of Second Instance in Macao held that it was unlawful for the Macao government to have granted the ferry concession to Cotai Waterjets without engaging in a public tender process, and that the ferry concession award to Cotai Waterjets was void. The Company relied on the advice of counsel in obtaining the ferry concession and believes that it has complied with all applicable laws, procedures and Macao practice. The Company believes that all concessions to operate ferries to and from Macao were awarded in the same fashion as the concession awarded to Cotai Waterjets. The Company and the Macao government have appealed the decision to the Court of Final Appeal in Macao. The Company will cooperate with the Macao government during the appeal period to resolve this matter. The Company expects to continue to operate its ferry service until a decision on the appeal is rendered or the matter is otherwise resolved. If the decision is upheld by the Court of Final Appeal, the Cotai Waterjets ferry concession may be void, absent other action by the Macao government. If the Company is unable to continue to operate its ferry service, it will need to develop alternative means of transporting visitors to its Cotai Strip properties. If the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is unable to do so, a resulting significant loss of visitors to its Cotai Strip properties could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Stockholder Derivative Litigation

On November 26, 2008, January 16, 2009 and February 6, 2009, various plaintiffs filed shareholder derivative actions on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, James L. Purcell, Irwin A. Siegel, William P. Weidner and Andrew Heyer, all of whom were current or former members of the Board of Directors at the time the suits were filed. The complaints all alleged, among other things, breaches of fiduciary duties in connection with (a) the Company’s ongoing construction and development projects and (b) the Company’s securing debt and equity financing during 2008.

The parties in all three actions stipulated to the entry of an order consolidating their cases into a single proceeding now styled In re Las Vegas Sands Corp. Derivative Litigation. A consolidated amended complaint was filed on March 20, 2009, against the same defendants noted above. The substantive allegations of such complaint are similar to those of the original complaints. A motion to dismiss the consolidated amended complaint was filed on April 17, 2009. This motion, and any responses and replies thereto that may be filed, are expected to be argued in June or July 2009. As the Company is only a nominal defendant in this litigation, management believes the likelihood of a material loss, if any, to the Company is remote.

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

Singapore Development Project

The Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s originally submitted proposal for the integrated resort and in accordance with the agreement. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The Company entered into the SGD 5.44 billion (approximately $3.58 billion at exchange rates in effect on March 31, 2009) Singapore permanent facility agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.

Cotai Strip Developments

The Company has entered into agreements with Starwood and Shangri-La to manage hotels and serviced luxury apartment hotel units on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the Company’s Las Vegas condominium project (the St. Regis Residences) in connection with the sales and marketing of these condominium units. Due to the suspension of the Company’s projects in Macao and Las Vegas, the Company is negotiating standstill agreements with Starwood, which it expects to be finalized in the second quarter of 2009. If negotiations are unsuccessful or if the Company does not obtain a similar agreement with Shangri-La, Starwood and Shangri-La would have the right to terminate their agreements with the Company, which would result in the Company having to find new managers and brands for the above-described projects. Such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows, including requiring the Company to write-off its $20.0 million investment related to the St. Regis Residences.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Las Vegas, Macao and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of the ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands in Singapore; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes, St. Regis Residences and Sands Bethlehem). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company’s segment

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information is as follows as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net Revenues
Las Vegas Operating Properties	$317,504	$351,573
Macao:
Sands Macao	224,412	268,250
The Venetian Macao	483,653	455,741
Four Seasons Macao	46,991	—
Other Asia	6,502	3,459

Total net revenues	$1,079,062	$1,079,023

Adjusted EBITDAR(1)
Las Vegas Operating Properties	$89,774	$122,561
Macao:
Sands Macao	50,358	65,618
The Venetian Macao	121,486	110,335
Four Seasons Macao	4,368	—
Other Asia	(6,010)	(10,262)

Total adjusted EBITDAR	259,976	288,252
Other Operating Costs and Expenses
Stock-based compensation expense	(7,776)	(6,070)
Corporate expense	(23,424)	(25,537)
Rental expense	(7,929)	(9,064)
Pre-opening expense	(44,934)	(26,590)
Development expense	(254)	(5,892)
Depreciation and amortization	(139,249)	(113,413)
Loss on disposal of assets	(131)	(5,121)

Operating income	36,279	96,565
Other Non-Operating Costs and Expenses
Interest income	5,549	5,465
Interest expense, net of amounts capitalized	(71,118)	(114,700)
Other income (expense)	(5,743)	8,099
Loss on early retirement of debt	—	(3,989)
Provision for income taxes	(813)	(2,674)
Noncontrolling interest	1,240	—

Net loss attributable to Las Vegas Sands Corp.	$(34,606)	$(11,234)

(1)	Adjusted EBITDAR is net loss before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended,
	March 31,
	2009	2008

Capital Expenditures
Corporate and Other	$110,582	$65,694
Las Vegas Operating Properties	33,732	233,068
Macao:
Sands Macao	3,503	15,188
The Venetian Macao	2,662	30,332
Four Seasons Macao	61,801	161,193
Other Asia	9,216	22,875
Other Development Projects	39,640	241,856
Singapore	262,705	173,335

Total capital expenditures	$523,841	$943,541

	March 31,	December 31,
	2009	2008

Total Assets
Corporate and Other	$1,178,819	$1,182,532
Las Vegas Operating Properties	6,363,455	6,562,124
Macao:
Sands Macao	605,042	592,998
The Venetian Macao	2,983,514	3,060,279
Four Seasons Macao	995,289	973,892
Other Asia	349,561	347,359
Other Development Projects	1,967,195	2,015,386
Singapore	2,518,757	2,409,543

Total assets	$16,961,632	$17,144,113

NOTE 10 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the senior notes due 2015, issued on February 10, 2005 (the “Senior Notes”). LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $136.9 million (consisting of $381.1 million of fixed assets, offset by $244.2 million of liabilities consisting primarily of deferred proceeds from the sale) and $116.4 million (consisting of $360.6 million of fixed assets, offset by $244.2 million of liabilities consisting primarily of deferred proceeds from the sale) as of March 31, 2009 and December 31, 2008, respectively, and a net loss (consisting primarily of depreciation expense) of $2.5 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008, is as follows (in thousands):

Condensed Consolidating Balance Sheets
March 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$104,423	$2,185,042	$469,007	$—	$2,758,472
Restricted cash	—	6,219	95,702	—	101,921
Intercompany receivables	6,380	70,748	4,349	(81,477)	—
Accounts receivable, net	985	140,926	207,472	(3,429)	345,954
Inventories	1,293	13,696	12,199	—	27,188
Deferred income taxes	942	20,558	149	—	21,649
Prepaid expenses and other	75,806	11,851	21,067	—	108,724

Total current assets	189,829	2,449,040	809,945	(84,906)	3,363,908
Property and equipment, net	146,783	4,086,950	7,902,272	—	12,136,005
Investments in subsidiaries	4,190,084	1,687,933	—	(5,878,017)	—
Deferred financing costs, net	1,239	44,669	99,991	—	145,899
Intercompany receivables	458,376	1,377,139	—	(1,835,515)	—
Intercompany notes receivable	94,505	87,010	—	(181,515)	—
Deferred income taxes	55,897	—	228	(24,235)	31,890
Leasehold interests in land, net	—	—	1,049,650	—	1,049,650
Other assets, net	2,874	31,577	199,829	—	234,280

Total assets	$5,139,587	$9,764,318	$10,061,915	$(8,004,188)	$16,961,632

Accounts payable	$6,381	$29,765	$35,499	$(3,429)	$68,216
Construction payables	—	48,574	636,189	—	684,763
Intercompany payables	70,748	4,349	6,380	(81,477)	—
Accrued interest payable	2,149	402	4,928	—	7,479
Other accrued liabilities	6,960	154,861	428,478	—	590,299
Current maturities of long-term debt	3,686	65,050	65,380	—	134,116

Total current liabilities	89,924	303,001	1,176,854	(84,906)	1,484,873
Other long-term liabilities	48,524	9,039	20,132	—	77,695
Intercompany payables	—	—	1,835,515	(1,835,515)	—
Intercompany notes payable	—	—	181,515	(181,515)	—
Deferred amounts related to mall transactions	—	451,144	—	—	451,144
Deferred income taxes	—	24,235	—	(24,235)	—
Long-term debt	329,853	4,786,410	5,158,497	—	10,274,760

Total liabilities	468,301	5,573,829	8,372,513	(2,126,171)	12,288,472

Preferred stock issued to Principal Stockholder’s family	341,425	—	—	—	341,425
Total Las Vegas Sands Corp. stockholders’ equity	4,329,861	4,190,084	1,687,933	(5,878,017)	4,329,861
Noncontrolling interest	—	405	1,469	—	1,874

Equity	4,329,861	4,190,489	1,689,402	(5,878,017)	4,331,735

Total liabilities and equity	$5,139,587	$9,764,318	$10,061,915	$(8,004,188)	$16,961,632

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$294,563	$2,286,825	$456,775	$—	$3,038,163
Restricted cash	—	6,225	188,591	—	194,816
Intercompany receivables	19,586	16,683	4,843	(41,112)	—
Accounts receivable, net	1,168	146,085	242,270	(4,704)	384,819
Inventories	645	14,776	13,416	—	28,837
Deferred income taxes	1,378	21,446	147	—	22,971
Prepaid expenses and other	45,768	4,577	21,717	(392)	71,670

Total current assets	363,108	2,496,617	927,759	(46,208)	3,741,276
Property and equipment, net	148,543	4,128,835	7,590,850	—	11,868,228
Investments in subsidiaries	4,105,980	1,642,651	—	(5,748,631)	—
Deferred financing costs, net	1,353	47,441	109,982	—	158,776
Intercompany receivables	398,398	1,296,988	—	(1,695,386)	—
Intercompany notes receivable	94,310	86,249	—	(180,559)	—
Deferred income taxes	25,251	18,722	216	—	44,189
Leasehold interests in land, net	—	—	1,099,938	—	1,099,938
Other assets, net	3,677	25,701	202,328	—	231,706

Total assets	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

Accounts payable	$5,004	$34,069	$36,666	$(4,704)	$71,035
Construction payables	—	90,490	646,223	—	736,713
Intercompany payables	16,683	4,843	19,586	(41,112)	—
Accrued interest payable	6,191	758	7,801	—	14,750
Other accrued liabilities	4,943	175,617	412,735	—	593,295
Income taxes payable	—	—	392	(392)	—
Current maturities of long-term debt	3,688	65,049	45,886	—	114,623

Total current liabilities	36,509	370,826	1,169,289	(46,208)	1,530,416
Other long-term liabilities	32,996	8,798	19,883	—	61,677
Intercompany payables	—	—	1,695,386	(1,695,386)	—
Intercompany notes payable	—	—	180,559	(180,559)	—
Deferred amounts related to mall transactions	—	452,435	—	—	452,435
Long-term debt	330,718	4,804,760	5,220,637	—	10,356,115

Total liabilities	400,223	5,636,819	8,285,754	(1,922,153)	12,400,643

Preferred stock issued to Principal Stockholder’s family	318,289	—	—	—	318,289
Total Las Vegas Sands Corp. stockholders’ equity	4,422,108	4,105,980	1,642,651	(5,748,631)	4,422,108
Noncontrolling interest	—	405	2,668	—	3,073

Equity	4,422,108	4,106,385	1,645,319	(5,748,631)	4,425,181

Total liabilities and equity	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$129,819	$668,106	$—	$797,925
Rooms	—	122,949	51,439	—	174,388
Food and beverage	—	47,095	40,213	—	87,308
Convention, retail and other	—	44,867	73,410	(4,790)	113,487

	—	344,730	833,168	(4,790)	1,173,108
Less-promotional allowances	(158)	(42,817)	(50,159)	(912)	(94,046)

Net revenues	(158)	301,913	783,009	(5,702)	1,079,062

Operating expenses:
Casino	—	76,845	472,838	(786)	548,897
Rooms	—	26,585	7,182	—	33,767
Food and beverage	—	19,160	25,124	(1,642)	42,642
Convention, retail and other	—	19,524	42,643	(2,924)	59,243
Provision for doubtful accounts	—	13,053	7,957	—	21,010
General and administrative	—	62,437	59,216	(350)	121,303
Corporate expense	19,621	67	3,736	—	23,424
Rental expense	—	1,417	6,512	—	7,929
Pre-opening expense	290	92	44,552	—	44,934
Development expense	146	—	108	—	254
Depreciation and amortization	2,621	56,920	79,708	—	139,249
(Gain) loss on disposal of assets	—	(60)	191	—	131

	22,678	276,040	749,767	(5,702)	1,042,783

Operating income (loss)	(22,836)	25,873	33,242	—	36,279
Other income (expense):
Interest income	4,539	2,620	174	(1,784)	5,549
Interest expense, net of amounts capitalized	(4,787)	(29,501)	(38,614)	1,784	(71,118)
Other expense	—	(91)	(5,652)	—	(5,743)
Loss from equity investments in subsidiaries	(8,728)	(10,145)	—	18,873	—

Loss before income taxes	(31,812)	(11,244)	(10,850)	18,873	(35,033)
Benefit (provision) for income taxes	(2,794)	2,516	(535)	—	(813)

Net loss	(34,606)	(8,728)	(11,385)	18,873	(35,846)
Noncontrolling interest	—	—	1,240	—	1,240

Net loss attributable to Las Vegas Sands Corp.	$(34,606)	$(8,728)	$(10,145)	$18,873	$(34,606)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operation
For the Three Months Ended March 31, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$147,832	$647,609	$—	$795,441
Rooms	—	136,241	54,448	—	190,689
Food and beverage	—	48,204	35,036	—	83,240
Convention, retail and other	—	43,018	38,374	(2,534)	78,858

	—	375,295	775,467	(2,534)	1,148,228
Less-promotional allowances	(669)	(28,407)	(39,650)	(479)	(69,205)

Net revenues	(669)	346,888	735,817	(3,013)	1,079,023

Operating expenses:
Casino	—	78,491	441,428	(451)	519,468
Rooms	—	32,797	7,484	—	40,281
Food and beverage	—	22,935	18,878	(773)	41,040
Convention, retail and other	—	22,493	24,143	(1,669)	44,967
Provision for doubtful accounts	—	7,703	429	—	8,132
General and administrative	—	63,354	79,719	(120)	142,953
Corporate expense	23,959	297	1,281	—	25,537
Rental expense	—	2,469	6,595	—	9,064
Pre-opening expense	745	4,470	21,375	—	26,590
Development expense	4,918	—	974	—	5,892
Depreciation and amortization	2,167	48,871	62,375	—	113,413
Loss on disposal of assets	—	4,184	937	—	5,121

	31,789	288,064	665,618	(3,013)	982,458

Operating income (loss)	(32,458)	58,824	70,199	—	96,565
Other income (expense):
Interest income	1,412	2,807	3,030	(1,784)	5,465
Interest expense, net of amounts capitalized	(4,229)	(55,900)	(56,355)	1,784	(114,700)
Other income (expense)	—	(168)	8,267	—	8,099
Loss on early retirement of debt	—	—	(3,989)	—	(3,989)
Income from equity investments in subsidiaries	26,503	22,733	—	(49,236)	—

Income (loss) before income taxes	(8,772)	28,296	21,152	(49,236)	(8,560)
Benefit (provision) for income taxes	(2,462)	(1,793)	1,581	—	(2,674)

Net income (loss) attributable to Las Vegas Sands Corp.	$(11,234)	$26,503	$22,733	$(49,236)	$(11,234)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2009

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(15,814)	$32,993	$128,536	$—	$145,715

Cash flows from investing activities:
Change in restricted cash	—	6	90,134	—	90,140
Capital expenditures	(861)	(56,697)	(466,283)	—	(523,841)
Dividend received from Guarantor Subsidiaries	13,416	—	—	(13,416)	—
Intercompany receivables to non-guarantor subsidiaries	(55,000)	(86,760)	—	141,760	—
Repayments of receivable from Guarantor Subsidiaries	9,642	—	—	(9,642)	—
Capital contributions to subsidiaries	(116,115)	(66,032)	—	182,147	—

Net cash used in investing activities	(148,918)	(209,483)	(376,149)	300,849	(433,701)

Cash flows from financing activities:
Dividends paid to preferred stockholders	(24,473)	—	—	—	(24,473)
Purchase of treasury stock	(13)	—	—	—	(13)
Capital contributions received	—	116,115	66,032	(182,147)	—
Dividends paid to Las Vegas Sands Corp.	—	(13,416)	—	13,416	—
Borrowings from Las Vegas Sands Corp.	—	—	55,000	(55,000)	—
Borrowings from Guarantor Subsidiaries	—	—	86,760	(86,760)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(9,642)	—	9,642	—
Proceeds from Singapore permanent facility	—	—	171,026	—	171,026
Proceeds from ferry financing	—	—	6,403	—	6,403
Repayments on Macao credit facility	—	—	(125,000)	—	(125,000)
Repayments on senior secured credit facility	—	(10,000)	—	—	(10,000)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on FF&E facility and other long-term debt	—	(8,350)	(303)	—	(8,653)
Contribution from noncontrolling interest	—	—	41	—	41

Net cash provided by (used in) financing activities	(25,408)	74,707	259,959	(300,849)	8,409

Effect of exchange rate on cash	—	—	(114)	—	(114)

Increase (decrease) in cash and cash equivalents	(190,140)	(101,783)	12,232	—	(279,691)
Cash and cash equivalents at beginning of period	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of period	$104,423	$2,185,042	$469,007	$—	$2,758,472

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$(40,795)	$60,617	$52,613	$—	$72,435

Cash flows from investing activities:
Change in restricted cash	—	304	(27,419)	—	(27,115)
Capital expenditures	(7,503)	(209,091)	(726,947)	—	(943,541)
Repayments of receivable from Guarantor Subsidiaries	80,362	—	—	(80,362)	—
Intercompany receivables to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivables to non-guarantor subsidiaries	—	(308,820)	—	308,820	—
Capital contributions to subsidiaries	—	(10,265)	—	10,265	—

Net cash provided by (used in) investing activities	37,859	(527,872)	(754,366)	273,723	(970,656)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,020	—	—	—	5,020
Excess tax benefits from stock-based compensation	1,326	—	—	—	1,326
Capital contributions received	—	—	10,265	(10,265)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	—	(35,000)	—
Borrowings from Guarantor Subsidiaries	—	—	308,820	(308,820)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(80,362)	—	80,362	—
Proceeds from Singapore permanent facility	—	—	1,417,936	—	1,417,936
Proceeds from senior secured credit facility	—	450,000	—	—	450,000
Proceeds from Macao credit facility	—	—	75,300	—	75,300
Proceeds from ferry financing	—	—	147,262	—	147,262
Proceeds from FF&E facility and other long-term debt	—	—	14,698	—	14,698
Repayments on Singapore bridge facility	—	—	(1,356,807)	—	(1,356,807)
Repayments on senior secured credit facility	—	(7,500)	—	—	(7,500)
Repayments on FF&E facility and other long-term debt	—	—	(7,192)	—	(7,192)
Repayments on airplane financings	(922)	—	—	—	(922)
Proceeds from the sale of The Shoppes at The Palazzo	—	240,108	—	—	240,108
Payments of deferred financing costs	(4)	(9)	(89,853)	—	(89,866)

Net cash provided by financing activities	5,420	637,237	520,429	(273,723)	889,363

Effect of exchange rate on cash	—	—	7,070	—	7,070

Increase (decrease) in cash and cash equivalents	2,484	169,982	(174,254)	—	(1,788)
Cash and cash equivalents at beginning of period	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of period	$75,973	$299,666	$479,723	$—	$855,362

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto, and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “— Special Note Regarding Forward-Looking Statements.”

Operations

We view each of our casino properties as an operating segment. The Venetian Resort Hotel Casino (“The Venetian Las Vegas”) and The Palazzo Resort Hotel Casino (“The Palazzo”) operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Our Macao operating segments consist of the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao (the “Four Seasons Macao”) and other ancillary operations in that region (“Other Asia”).

Las Vegas

Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design reminiscent of affluent Italian living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Clubtm offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; an entertainment center; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008.

As of March 31, 2009, we have received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement (the “Agreement”) between Venetian Casino Resort, LLC and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Agreement and subject to certain later audit adjustments. Subsequent to March 31, 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). There can be no assurance that we will receive proceeds in excess of costs incurred in constructing and developing The Shoppes at The Palazzo, of which $381.1 million has been capitalized as of March 31, 2009. Although there is uncertainty as to the ultimate outcome of this matter due to the Chapter 11 Cases, based upon current estimates of NOI and capitalization rates, management believes that the ultimate proceeds we will receive will be in excess of our capitalized costs and no impairment charge is required as of March 31, 2009. We will continue to review the Chapter 11 Cases and to assess the ultimate proceeds based on current estimates of NOI and capitalization rates. We may be required to record an impairment charge in the future should the projected ultimate proceeds decline below current expectations or if a charge would be warranted based on information from proceedings in the Chapter 11 Cases.

Approximately 64.1% and 61.2% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2009 and 2008, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 35.9% and 38.8%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, especially during mid-week periods.

Macao

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater; and other high-end services and amenities. Approximately 92.5% and 92.7% of the gross revenue at the Sands Macao for the three months ended March 31, 2009 and 2008, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.

We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macao. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel tower with over 2,900 suites; a casino floor of approximately 550,000 square feet; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 81.5% and 80.1% of the gross revenue at The Venetian Macao for the three months ended March 31, 2009 and 2008, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.

On August 28, 2008, we opened the Four Seasons Macao, which is adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotels Inc.; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature 19 Paiza mansions and the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units and common areas. We intend to sell shares in the subsidiary that will own the Four Seasons Apartments, which shares will entitle the holder to the exclusive use of a unit within the Four Seasons Apartments. Approximately 70.0% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2009, was derived from gaming activities, with the remainder primarily derived from retail and other non-gaming sources.

Development Projects

Given conditions in the capital markets and the global economy and their impact on our ongoing operations, we revised our development plan to suspend portions of our development projects and focus our development efforts on those projects with the highest rates of expected return on invested capital. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts.

United States Development Projects

Sands Bethlehem

We are in the process of developing Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is approximately 70 miles from midtown Manhattan, New York. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through our ownership interest in Sands Bethworks Retail, LLC.

We are continuing construction of the casino component of the 124-acre development, which will open with 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and will include several dining options, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been temporarily suspended and are intended to recommence when capital markets and general economic conditions improve. As of March 31, 2009, we have capitalized construction costs of $547.8 million for this project (including $111.6 million in outstanding construction payables). We expect to spend approximately $290 million on additional costs to complete the construction of the casino and parking components, costs to prepare the remaining portion of the site for delay, furniture, fixtures and equipment (“FF&E,” including the potential 2,000 slot machines to be added six months after the opening date), pre-opening and other costs, and to pay outstanding construction payables. We expect to open the casino and parking components on May 22, 2009. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

St. Regis Residences

We had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when these conditions improve and expect that it will take approximately 18 months from that point to complete construction of the project. As of March 31, 2009, we have capitalized construction costs of $179.9 million for this project (including $11.2 million in outstanding construction payables). We expect to spend approximately $20 million on additional costs to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), and to pay outstanding construction payables. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macao Development Projects

We submitted plans to the Macao government for our other Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao on an area of approximately 200 acres (which we refer to as parcels 3, 5, 6, 7 and 8). The developments are expected to include hotels, exhibition and conference facilities, casinos, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. We had commenced construction or pre-construction for these five parcels and planned to own and operate all of the casinos in these developments under our Macao gaming subconcession. In addition, we were completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We intended to develop our other Cotai Strip properties as follows:

•	Parcels 5 and 6 were intended to include multi-hotel complexes with a total of approximately 6,400 luxury and mid-scale hotel rooms, a casino, a shopping mall and approximately 320 serviced luxury apartment hotel units. We will own the entire development and have entered into management agreements with Shangri-La Hotels and Resorts (“Shangri-La”) to manage two hotels under its Shangri-La and Traders brands, and Starwood Hotels & Resorts Worldwide (“Starwood”) to manage hotels under its Sheraton brand and a hotel and serviced luxury apartment hotel under its St. Regis brand. Under our revised development plan, we have sequenced the construction of the project due to difficulties in the capital markets and the overall decline in general economic conditions. Phase I of the project includes the Shangri-La and Traders tower and the first Sheraton tower, along with the podium that encompasses the casino, associated public areas, portions of the shopping mall and approximately 100,000 square feet of meeting space. Phase II of the project includes the second Sheraton tower and the St. Regis hotel and serviced luxury apartment hotel, along with additional meeting space and completion of the shopping mall. We have suspended construction of phase I while we pursue project-level financing; however, there can be no assurance that such financing will be obtained. We expect that if and when financing is obtained, it will take approximately 18 months from that point to complete construction of phase I. Construction of phase II of the project has been suspended until conditions in the capital markets and general economic conditions improve. As of March 31, 2009, we have capitalized construction costs of $1.66 billion for this project (including $123.7 million in outstanding construction payables). We expect to spend approximately $455 million on additional costs to prepare the site for delay and to pay outstanding construction payables. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable with certainty. Our management agreements with Shangri-La and Starwood impose certain construction deadlines and opening obligations on us, and the delays described above create a significant risk that we may not be able to meet these deadlines and obligations.

•	Parcels 7 and 8 were intended to include multi-hotel complexes with luxury and mid-scale hotel rooms, a casino, a shopping mall and serviced luxury apartment hotel units. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotel units on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotel units on parcel 8. We had commenced pre-construction and have capitalized construction costs of $117.7 million as of March 31, 2009. We intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer and a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury apartment hotel units under the Intercontinental brand. In total, the multi-hotel complex was intended to include a casino, a shopping mall and the serviced luxury apartment hotels units. We had commenced pre-construction and have capitalized construction costs of $37.4 million as of March 31, 2009. We intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of March 31, 2009, we have capitalized an aggregate of $5.34 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao. We will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

We have received a land concession from the Macao government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macao; however, the land concession, which has an initial term of 25 years and is renewable at our option in accordance with Macao law, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance by the Macao government of the land concession or in eight semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate units under Macao’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas.

We do not yet have all of the necessary Macao government approvals that we will need in order to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3, as previously noted, but have yet to be granted land concessions for parcels 5, 6, 7 and 8. We are in the process of negotiating with the Macao government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macao government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $1.78 billion in capitalized costs related to our developments on parcels 5, 6, 7 and 8 as of March 31, 2009.

Under our land concession for parcels 1, 2 and 3, we are required to complete the development of parcel 3 by August 2011. We believe that if we are not able to complete the development of parcel 3 by the deadline, we will be able to obtain an extension from the Macao government; however, no assurances can be given that an extension will be granted. If we are unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not treated as a separate land concession, we could lose our land concession for parcels 1, 2 and 3, which would prohibit us from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession. As a result, we could forfeit all or a substantial portion of our $3.56 billion in capitalized costs related to our developments on parcels 1, 2 and 3 as of March 31, 2009.

Singapore Development Project

Our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. We are continuing to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. As of March 31, 2009, we have capitalized 3.73 billion Singapore dollars (“SGD,” approximately $2.46 billion at exchange rates in effect on March 31, 2009) in costs for this project, including the land premium and SGD 428.8 million (approximately $282.1 million at exchange rates in effect on March 31, 2009) in outstanding construction payables. We expect to spend approximately SGD 4.3 billion (approximately $2.8 billion at exchange rates in effect on March 31, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, of which approximately SGD 2.2 billion (approximately $1.4 billion at exchange rates in effect on March 31, 2009) is expected to be spent in 2009 before the project opens. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we intend to continue construction on our existing timeline with the majority of the project targeted to open in late 2009 or early 2010.

Other Development Projects

When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2008 Annual Report on Form 10-K filed on March 2, 2009.

There were no newly identified significant accounting estimates in the three months ended March 31, 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our 2008 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	(In thousands)

Net revenues	$1,079,062	$1,079,023	—%
Operating expenses	1,042,783	982,458	6.1%
Operating income	36,279	96,565	(62.4)%
Loss before income taxes	(35,033)	(8,560)	309.3%
Net loss	(35,846)	(11,234)	219.1%
Net loss attributable to Las Vegas Sands Corp.	(34,606)	(11,234)	208.0%

	Percent of Net Revenues
	Three Months
	Ended March 31,
	2009	2008

Operating expenses	96.6%	91.1%
Operating income	3.4%	8.9%
Loss before income taxes	(3.2)%	(0.8)%
Net loss	(3.3)%	(1.0)%
Net loss attributable to Las Vegas Sands Corp.	(3.2)%	(1.0)%

Operating Results

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

Actual win may vary from the statistical average.  Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 55.6% of table games revenues for the three months ended March 31, 2009. Table games play at our Macao properties is conducted primarily on a cash basis with only 29.4% credit-based wagering for the three months ended March 31, 2009; however, this percentage is expected to increase as we increase the credit extended to our junkets.

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

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended March 31,
			Percent
	2009	2008	Change
		(In thousands)

Casino	$797,925	$795,441	0.3%
Rooms	174,388	190,689	(8.5)%
Food and beverage	87,308	83,240	4.9%
Convention, retail and other	113,487	78,858	43.9%

	1,173,108	1,148,228	2.2%
Less — promotional allowances	(94,046)	(69,205)	35.9%

Total net revenues	$1,079,062	$1,079,023	—%

Consolidated net revenues were $1.08 billion for the three months ended March 31, 2009 and 2008. The increase in convention, retail and other revenues was driven by an increase in our passenger ferry service operations and a full quarter of revenues from the mall at the Four Seasons Macao, which opened in August 2008. This increase was offset by a decrease in room revenues and an increase in promotional allowances as more comps were provided in order to drive visitation to our properties.

Despite the overall decline in global economic conditions, which led to a decrease in tables games volume across all of our properties (with the exception of Four Seasons Macao), casino revenues for the three months ended March 31, 2009, increased $2.5 million as compared to the three months ended March 31, 2008. Of the increase, $35.4 million was attributable to the opening of Four Seasons Macao in August 2008, while The Venetian Macao recorded an increase of $30.0 million due to increases in our overall table games win percentages. This increase was offset by a $44.9 million decrease at the Sands Macao driven primarily by lower table games activity and an $18.0 million decrease at our Las Vegas Operating Properties primarily due to a decrease in table games win percentage. The following table summarizes the results of our casino revenue activity:

	Three Months Ended March 31,
	2009	2008	Change
		(In thousands)

Sands Macao
Total casino revenues	$219,473	$264,360	(17.0)%
Non-Rolling Chip table games drop	$612,864	$723,555	(15.3)%
Non-Rolling Chip table games win percentage	18.8%	20.1%	(1.3	)pts
Rolling Chip volume	$5,133,848	$5,608,398	(8.5)%
Rolling Chip win percentage	2.59%	2.54%	0.05	pts
Slot handle	$277,436	$253,498	9.4%
Slot hold percentage	7.0%	8.4%	(1.4	)pts
The Venetian Macao
Total casino revenues	$413,229	$383,250	7.8%
Non-Rolling Chip table games drop	$854,346	$880,070	(2.9)%
Non-Rolling Chip table games win percentage	21.9%	19.5%	2.4	pts
Rolling Chip volume	$8,693,889	$8,707,010	(0.2)%
Rolling Chip win percentage	3.16%	2.96%	0.20	pts
Slot handle	$558,504	$372,918	49.8%
Slot hold percentage	7.6%	8.5%	(0.9	)pts
Four Seasons Macao
Total casino revenues	$35,404	$—	—%
Non-Rolling Chip table games drop	$86,712	$—	—%
Non-Rolling Chip table games win percentage	23.2%	—%	—	pts
Rolling Chip volume	$559,117	$—	—%
Rolling Chip win percentage	3.09%	—%	—	pts
Slot handle	$43,922	$—	—%
Slot hold percentage	5.4%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$129,819	$147,831	(12.2)%
Table games drop	$444,447	$456,579	(2.7)%
Table games win percentage	20.6%	25.3%	(4.7	)pts
Slot handle	$705,901	$816,219	(13.5)%
Slot hold percentage	7.0%	6.0%	1.0	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues for the three months ended March 31, 2009, decreased $16.3 million as compared to the three months ended March 31, 2008. Due to the decline in economic conditions and competition on the Las Vegas Strip, room rates were reduced to increase visitation at our Las Vegas Operating Properties, resulting in a decrease in

ADR, which was slightly offset by an increase in our occupancy rate. The decrease at The Venetian Macao was due to a reduced ADR and a decrease in occupancy rate, driven by the overall economic conditions. These decreases were partially offset by revenues attributable to Four Seasons Macao of $3.7 million. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of $6.7 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity:

	Three Months Ended March 31,
	2009	2008	Change
	(Room revenues in thousands)

Las Vegas Operating Properties
Total room revenues	$122,949	$136,241	(9.8)%
Average daily room rate	$214	$264	(18.9)%
Occupancy rate	90.7%	86.4%	4.3	pts
Revenue per available room	$194	$228	(14.9)%
The Venetian Macao
Total room revenues	$41,073	$47,690	(13.9)%
Average daily room rate	$216	$232	(6.9)%
Occupancy rate	77.2%	78.6%	(1.4	)pts
Revenue per available room	$167	$183	(8.7)%
Four Seasons Macao
Total room revenues	$3,691	$—	—%
Average daily room rate	$295	$—	—%
Occupancy rate	38.6%	—%	—	pts
Revenue per available room	$114	$—	—%

Food and beverage revenues for the three months ended March 31, 2009, increased $4.1 million as compared to the three months ended March 31, 2008. The increase was primarily attributable to an increase of $5.0 million at the Las Vegas Operating Properties driven primarily by joint venture restaurants in The Palazzo that were not open during the full three months ended March 31, 2008.

Convention, retail and other revenues for the three months ended March 31, 2009, increased $34.6 million as compared to the three months ended March 31, 2008. The increase is due primarily to an increase of $13.1 million in Other Asia driven by our passenger ferry service operations as we increased the frequency of sailings and commenced night sailings in the summer of 2008, as well as $8.1 million attributable to Four Seasons Macao and an increase of $6.9 million at The Venetian Macao, driven primarily by an increase in leased occupancy of the mall.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	(In thousands)

Casino	$548,897	$519,468	5.7%
Rooms	33,767	40,281	(16.2)%
Food and beverage	42,642	41,040	3.9%
Convention, retail and other	59,243	44,967	31.7%
Provision for doubtful accounts	21,010	8,132	158.4%
General and administrative	121,303	142,953	(15.1)%
Corporate expense	23,424	25,537	(8.3)%
Rental expense	7,929	9,064	(12.5)%
Pre-opening expense	44,934	26,590	69.0%
Development expense	254	5,892	(95.7)%
Depreciation and amortization	139,249	113,413	22.8%
Loss on disposal of assets	131	5,121	(97.4)%

Total operating expenses	$1,042,783	$982,458	6.1%

Operating expenses were $1.04 billion for the three months ended March 31, 2009, an increase of $60.3 million as compared to the three months ended March 31, 2008. The increase in operating expenses was primarily attributable to higher convention, retail and other operating revenues driven by our passenger ferry service operations, as well as the opening of the Four Seasons Macao, pre-opening expenses, and depreciation and amortization costs, as more fully described below.

Casino expenses for the three months ended March 31, 2009, increased $29.4 million as compared to the three months ended March 31, 2008. Of the increase, $16.6 million and $15.9 million was due to the 39.0% gross win tax on casino revenues of Four Seasons Macao and The Venetian Macao, respectively, offset by a decrease in gross win tax at the Sands Macao of $16.9 million due to the decrease in casino revenues as noted above. An additional $9.1 million in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to Four Seasons Macao.

Convention, retail and other expense for the three months ended March 31, 2009, increased $14.3 million as compared to the three months ended March 31, 2008. Of the increase, $13.6 million was driven by the increase in our passenger ferry service operations in Macao and $2.3 million was attributable to the opening of the Four Seasons Macao.

The provision for doubtful accounts was $21.0 million for the three months ended March 31, 2009, compared to $8.1 million for the three months ended March 31, 2008. The increase was due primarily to a $9.0 million provision for one customer during the three months ended March 31, 2009. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses for the three months ended March 31, 2009, decreased $21.7 million as compared to the three months ended March 31, 2008. The decrease was primarily attributable to a decrease of $14.7 million and $7.1 million at The Venetian Macao and Sands Macao, respectively, due to our cost-cutting measures.

Pre-opening and development expenses were $44.9 million and $0.3 million, respectively, for the three months ended March 31, 2009, as compared to $26.6 million and $5.9 million, respectively, for the three months ended

March 31, 2008. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2009, were primarily related to activities at Marina Bay Sands and Sands Bethlehem, as well as costs associated with suspension activities at our other Cotai Strip properties. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense for the three months ended March 31, 2009, increased $25.8 million as compared to the three months ended March 31, 2008. The increase was primarily the result of the opening of Four Seasons Macao (totaling $11.9 million). Additionally, increases of $6.6 million and $3.1 million were attributable to The Palazzo and The Venetian Macao, respectively, as both properties had unopened areas during the three months ended March 31, 2008.

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net loss before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net loss):

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	(In thousands)

Las Vegas Operating Properties	$89,774	$122,561	(26.8)%
Macao:
Sands Macao	50,358	65,618	(23.3)%
The Venetian Macao	121,486	110,335	10.1%
Four Season Macao	4,368	—	—%
Other Asia	(6,010)	(10,262)	(41.4)%

Total adjusted EBITDAR	$259,976	$288,252	(9.8)%

Adjusted EBITDAR at our Las Vegas Operating Properties decreased $32.8 million as compared to the three months ended March 31, 2008. The decrease was primarily driven by decreases in casino and room revenues of $18.0 million and $13.3 million, respectively, as previously described.

Adjusted EBITDAR at Sands Macao decreased $15.3 million as compared to the three months ended March 31, 2008. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $44.9 million, partially offset by a $16.9 million decrease in gross win tax on reduced casino revenues and a $7.1 million decrease in general and administrative expenses due to our cost-cutting measures.

Adjusted EBITDAR at The Venetian Macao increased $11.2 million as compared to the three months ended March 31, 2008. The increase was primarily attributable to the increase in net revenues of $27.9 million and the decrease in general and administrative expenses of $14.7 million due to our cost-cutting measures, partially offset by increases in operating expenses associated with the increase in the related revenue categories.

Adjusted EBITDAR in our Other Asia segment, which is composed primarily of our passenger ferry service operations, was $(6.0) million for the three months ended March 31, 2009, as compared to $(10.3) million for the three months ended March 31, 2008. As previously described, the ferry service operations had an increase in revenue driven by the increased number of sailings, which was partially offset by the increase in associated operating expenses.

Adjusted EBITDAR at Four Seasons Macao does not have a comparable prior-year period. Results of the operations of Four Seasons Macao are as previously described.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$85,171	$145,283
Less — capitalized interest	(14,053)	(30,583)

Interest expense, net	$71,118	$114,700

Cash paid for interest	$84,829	$131,907
Average total debt balance	$10,469,500	$8,080,723
Weighted average interest rate	3.3%	7.2%

Interest cost decreased $60.1 million as compared to the three months ended March 31, 2008, resulting from a decrease in the weighted average interest rate, partially offset by an increase in our average long-term debt balances. The decrease in interest cost was offset by the capitalization of $14.1 million of interest during the three months ended March 31, 2009, as compared to $30.6 million of capitalized interest during the three months ended March 31, 2008. The decrease in capitalized interest is primarily due to the suspension of our Cotai Strip developments, the completion of Four Seasons Macao and the decrease in the weighted average interest rate. Leasehold interest in land payments made in Macao and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Interest income was $5.5 million for the three months ended March 31, 2009 and 2008. Interest income earned during the three months ended March 31, 2009, was driven by an increase in invested cash balances as compared to the three months ended March 31, 2008, offset by a decrease in interest rates.

Other expense for the three months ended March 31, 2009, was $5.7 million as compared to other income of $8.1 million for the three months ended March 31, 2008. The expense during the three months ended March 31, 2009, was primarily attributable to a decrease in the fair value of our interest rate cap agreements held in Singapore as well as the write-off of deferred financing fees related to a potential refinancing of our Macao credit facility.

Our reported income tax rate for the three months ended March 31, 2009, was 2.3% as compared to 31.2% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009, includes a pre-tax book loss in the U.S., which has a statutory rate of 35%, and a zero percent tax rate from our Macao gaming operations due to our income tax exemption in Macao, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable net operating losses in foreign jurisdictions unfavorably impacted the rate.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net cash provided by operations	$145,715	$72,435

Investing cash flows:
Capital expenditures	(523,841)	(943,541)
Change in restricted cash	90,140	(27,115)

Net cash used in investing activities	(433,701)	(970,656)

Financing cash flows:
Dividend paid to preferred stockholders	(24,473)	—
Proceeds from long term-debt	177,429	2,105,196
Repayments of long-term debt	(144,575)	(1,372,421)
Other	28	156,588

Net cash provided by financing activities	8,409	889,363

Effect of exchange rate on cash	(114)	7,070

Net decrease in cash and cash equivalents	$(279,691)	$(1,788)

Cash Flows — Operating Activities

Table games play at our Las Vegas Operating Properties is conducted on a cash and credit basis while table games play at our Macao properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities for the three months ended March 31, 2009, increased $73.3 million as compared to the three months ended March 31, 2008. The primary factor contributing to the net increase in cash flow provided by operating activities was due to a significant decrease in accounts receivable attributable to more efficient collection of current quarter operating revenues, as well as the collection of prior period receivables. This increase was offset by $48.1 million in deferred rent related to the sale of The Shoppes at The Palazzo received during the three months ended March 31, 2008, and a decrease in operating income (as previously described) during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Cash Flows — Investing Activities

Capital expenditures for the three months ended March 31, 2009, totaled $523.8 million, including $262.7 million for construction and development activities in Singapore; $116.8 million for construction and development activities in Macao (primarily for the unopened areas of Four Seasons Macao and our other Cotai Strip developments); $33.7 million at our Las Vegas Operating Properties (primarily for The Shoppes at The Palazzo); and $110.6 million for corporate and other activities, primarily for the construction of Sands Bethlehem and the St. Regis Residences.

Restricted cash decreased $90.1 million due primarily to decreases in restricted cash in Singapore and Macao of $48.2 million and $41.9 million, respectively, as we made construction payments primarily related to Marina Bay Sands and our other Cotai Strip developments, respectively.

Cash Flows — Financing Activities

For the three months ended March 31, 2009, net cash flows provided from financing activities were $8.4 million. The net increase was primarily attributable to the borrowings of $171.0 million under the Singapore permanent facilities, offset by repayments of $125.0 million under the Macao credit facility and $10.0 million under the U.S. senior secured credit facility, net repayments of $2.3 million under the ferry financing and dividends paid to preferred stockholders of $24.5 million.

Development Financing Strategy

Through March 31, 2009, we have principally funded our development projects through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets. We held unrestricted and restricted cash and cash equivalents of approximately $2.76 billion and $101.9 million, respectively, as of March 31, 2009.

The U.S. senior secured credit facility and FF&E facility require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 7.0x for the quarterly periods ending March 31 and June 30, 2009, decreases 0.5x after every two quarterly periods and remains at 5.0x for the quarterly periods thereafter (commencing with the quarterly period ending March 31, 2011). The Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31 and June 30, 2009, decreases to 3.5x for the quarterly periods ending September 30 and December 31, 2009, and then remains at 3.0x for the quarterly periods thereafter. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under our domestic credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under our Macao credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become accelerated under such agreements, which could force us to restructure or alter our operations or debt obligations.

We completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering in 2008. Portions of the proceeds from these offerings were used domestically to exercise the EBITDA true-up provision (as defined below) during the quarterly periods ended September 30, 2008 and March 31, 2009, and were contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2009. As of March 31, 2009, our domestic leverage ratio was 6.42x, compared to the maximum leverage ratio allowed of 7.0x. An additional portion of the proceeds was used in Macao to exercise the EBITDA true-up provision during the quarterly period ended December 31, 2008, and cash on hand was used to pay down $125.0 million of indebtedness under the Macao credit facility in March 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2009. As of March 31, 2009, our Macao leverage ratio was 3.86x, compared to the maximum leverage ratio allowed of 4.0x.

In order to fund our revised development plan, as described in “— Note 1 — Organization and Business of Company — Development Projects,” and comply with the maximum leverage ratio covenants of our U.S. and Macao credit facilities for the remaining quarterly periods in 2009 and beyond, we will utilize cash on hand, cash flow from operations and available borrowings under our credit facilities. We will also need to execute on some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at our Las Vegas and Macao properties, primarily through aggressive cost-cutting measures and implementation of efficiency initiatives; (ii) successfully complete the sale of certain non-core assets (e.g. the malls at The Venetian Macao and Four Seasons Macao or shares related to the Four Seasons Apartments), a portion of the proceeds of which would be used to repay our debt in Macao; (iii) elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macao operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”)); or (iv) execute a debt reduction plan. If the aforementioned measures are not sufficient to fund our revised development plan and maintain compliance with our financial covenants, we may also need to execute on some, or a combination, of the following measures: (i) further decrease the rate of spending on our global development projects; (ii) obtain additional financing at our parent company level, the proceeds of which could be used to reduce or repay debt in Las Vegas and/or Macao; (iii) consider sales of other assets or minority interests in certain of our operating assets; (iv) elect to delay payment of dividends on the Preferred Stock; or (v) seek waivers or amendments under our U.S. and Macao credit facilities; however, there can be no assurance that we will be able to obtain such waivers or amendments. Management believes that successful execution of some combination of the above measures will be sufficient for us to fund our commitments and maintain compliance with our financial covenants.

Aggregate Indebtedness and Other Known Contractual Obligations

As of March 31, 2009, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of borrowings of $171.0 million under our Singapore permanent facilities (which mature in March 2015 and include quarterly payments commencing with the quarter ending March 31, 2011, with the remaining principal due in full upon maturity) and a repayment of $125.0 million under our Macao credit facility (which would have matured in May 2011 with no interim amortization).

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

Inflation

We believe that inflation and changing prices have not had a material impact on our sales, revenues or income from continuing operations during the past year.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	recent disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip, Pennsylvania, Singapore and Las Vegas developments;

•	general economic and business conditions which may impact levels of disposable income, consumer spending, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines, including Macao and Singapore;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas and Macao;

•	visa restrictions limiting the number of visits and the length of stay for visitors from mainland China to our Macao properties;

•	our dependence upon properties in Las Vegas and Macao for all of our cash flow;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the purchase and sale agreement for The Shoppes at The Palazzo, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu, in our market areas;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas and Macao as convention and trade show destinations;

•	new taxes or changes to existing tax rates;

•	our ability to maintain our Macao gaming subconcession and Singapore gaming concession;

•	the completion of infrastructure projects in Macao and Singapore;

•	increased competition and other planned construction projects in Macao and Singapore; and

•	the outcome of any ongoing and future litigation.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk primarily through the use of interest rate cap agreements, which allow us to manage our interest rate risk associated with our variable-rate debt. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2009, LIBOR, HIBOR and Singapore SWAP Offer Rate plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending March 31:

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
				(In millions)

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$112.5
Average interest rate(2)	—	—	—	—	—	6.4%	6.4%
Variable rate	$134.1	$309.1	$1,575.8	$2,656.6	$1,213.5	$4,271.2	$10,160.3	$6,815.0
Average interest rate(2)	2.9%	3.1%	3.4%	3.2%	3.3%	3.0%	3.2%
ASSETS
Cap agreements(3)	$—	$—	$0.9	$0.1	$—	$—	$1.0	$1.0

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore SWAP Offer Rate for variable-rate indebtedness. Based on variable-rate debt levels as of March 31, 2009, an assumed 100 basis point change in LIBOR, HIBOR and Singapore SWAP Offer Rate would cause our annual interest cost to change approximately $102.1 million.

(3)	As of March 31, 2009, we have 15 interest rate cap agreements with an aggregate fair value of approximately $1.0 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macao credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore permanent facilities bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus 1.5% per annum. Borrowings under the ferry financing bear interest at

HIBOR plus 2.0% if borrowings are made in Hong Kong dollars or LIBOR plus 2.0% if borrowings are made in U.S. dollars. All current borrowings under the ferry financing were made in Hong Kong dollars.

Foreign currency transaction losses for the three months ended March 31, 2009, were $1.1 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/Macao pataca exchange rate. Based on balances as of March 31, 2009, an assumed 1% change in the U.S. dollar/Macao pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $42.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations; thereby, reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2009, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A —	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

10.1	First Amendment to Credit and Guaranty Agreement, dated as of April 15, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC, certain domestic subsidiaries as guarantors, The Bank of Nova Scotia, as administrative agent for the lenders and Goldman Sachs Lending Partners LLC, as sub-agent and auction manager.
10.2	Employment Agreement, dated as of March 11, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

May 8, 2009

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

May 8, 2009

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	First Amendment to Credit and Guaranty Agreement, dated as of April 15, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC, certain domestic subsidiaries as guarantors, The Bank of Nova Scotia, as administrative agent for the lenders and Goldman Sachs Lending Partners LLC, as sub-agent and auction manager.
10.2	Employment Agreement, dated as of March 11, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.