Form 10-Q
period 2009-06-30
LAS VEGAS SANDS CORP
filed 2009-08-07
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 3, 2009.

LAS VEGAS SANDS CORP.

Class	Outstanding at August 3, 2009

Common Stock ($0.001 par value)	660,322,694 shares

LAS VEGAS SANDS CORP.

ITEM 1 —	FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(In thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,585,033	$3,038,163
Restricted cash	188,639	194,816
Accounts receivable, net	367,244	384,819
Inventories	27,180	28,837
Deferred income taxes	23,371	22,971
Prepaid expenses and other	26,474	71,670

Total current assets	3,217,941	3,741,276
Property and equipment, net	12,507,769	11,868,228
Deferred financing costs, net	144,884	158,776
Deferred income taxes	98,447	44,189
Leasehold interests in land, net	1,094,193	1,099,938
Other assets, net	233,761	231,706

Total assets	$17,296,995	$17,144,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,141	$71,035
Construction payables	781,191	736,713
Accrued interest payable	10,057	14,750
Other accrued liabilities	611,913	593,295
Current maturities of long-term debt	141,144	114,623

Total current liabilities	1,632,446	1,530,416
Other long-term liabilities	80,334	61,677
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	56,005	57,736
Deferred rent from mall transactions	149,922	150,771
Long-term debt	10,636,260	10,356,115

Total liabilities	12,798,895	12,400,643

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	364,561	318,289
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,089,999 and 5,196,300 shares issued and outstanding with warrants to purchase up to 68,166,786 and 86,605,173 shares of common stock	234,607	298,066
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 660,322,694 and 641,839,018 shares issued and outstanding	660	642
Treasury stock, at cost, 2,253 shares	(13)	—
Capital in excess of par value	3,173,197	3,090,292
Accumulated other comprehensive income	14,798	17,554
Retained earnings	710,739	1,015,554

Total Las Vegas Sands Corp. stockholders’ equity	4,133,988	4,422,108
Noncontrolling interest	(449)	3,073

Total equity	4,133,539	4,425,181

Total liabilities and equity	$17,296,995	$17,144,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
	(Unaudited)

Revenues:
Casino	$798,053	$804,274	$1,595,978	$1,599,715
Rooms	161,969	195,689	336,357	386,378
Food and beverage	87,087	98,050	174,395	181,290
Convention, retail and other	95,885	88,700	209,372	167,558

	1,142,994	1,186,713	2,316,102	2,334,941
Less-promotional allowances	(84,294)	(74,599)	(178,340)	(143,804)

Net revenues	1,058,700	1,112,114	2,137,762	2,191,137

Operating expenses:
Casino	532,476	539,626	1,081,373	1,059,094
Rooms	31,524	39,946	65,291	80,227
Food and beverage	44,819	49,503	87,461	90,543
Convention, retail and other	63,234	50,642	122,477	95,609
Provision for doubtful accounts	20,707	5,969	41,717	14,101
General and administrative	123,800	147,906	245,103	290,859
Corporate expense	64,307	33,602	87,731	59,139
Rental expense	7,877	8,072	15,806	17,136
Pre-opening expense	41,830	38,103	86,764	64,693
Development expense	10	4,459	264	10,351
Depreciation and amortization	143,633	119,101	282,882	232,514
Impairment loss	151,175	—	151,175	—
Loss on disposal of assets	4,653	1,903	4,784	7,024

	1,230,045	1,038,832	2,272,828	2,021,290

Operating income (loss)	(171,345)	73,282	(135,066)	169,847
Other income (expense):
Interest income	2,692	3,133	8,241	8,598
Interest expense, net of amounts capitalized	(64,871)	(88,474)	(135,989)	(203,174)
Other income (expense)	773	(3,684)	(4,970)	4,415
Loss on early retirement of debt	—	(33)	—	(4,022)

Loss before income taxes	(232,751)	(15,776)	(267,784)	(24,336)
Income tax benefit	54,488	2,782	53,675	108

Net loss	(178,263)	(12,994)	(214,109)	(24,228)
Noncontrolling interest	2,323	4,198	3,563	4,198

Net loss attributable to Las Vegas Sands Corp.	(175,940)	(8,796)	(210,546)	(20,030)
Preferred stock dividends	(23,172)	—	(46,326)	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	—	(46,272)	—

Net loss attributable to common stockholders	$(222,248)	$(8,796)	$(303,144)	$(20,030)

Basic and diluted loss per share	$(0.34)	$(0.02)	$(0.46)	$(0.06)

Basic and diluted weighted average shares outstanding	658,877,256	355,364,583	653,370,686	355,319,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity and Comprehensive Loss

	Las Vegas Sands Corp. Stockholders’ Equity
					Accumulated
					Other
				Capital in	Comprehensive
	Preferred	Common	Treasury	Excess of	Income	Retained	Noncontrolling
	Stock	Stock	Stock	Par Value	(Loss)	Earnings	Interest	Total
	(In thousands)
	(Unaudited)

Balance at January 1, 2008	$—	$355	$—	$1,064,878	$(2,493)	$1,197,534	$4,926	$2,265,200
Net loss	—	—	—	—	—	(163,558)	(4,767)	(168,325)
Currency translation adjustment	—	—	—	—	20,047	—	—	20,047

Total comprehensive loss								(148,278)
Exercise of stock options	—	1	—	6,833	—	—	—	6,834
Tax benefit from stock-based compensation	—	—	—	1,117	—	—	—	1,117
Stock-based compensation	—	—	—	59,643	—	—	—	59,643
Issuance of preferred and common stock and warrants, net of transaction costs	298,066	200	—	1,482,907	—	—	—	1,781,173
Extinguishment of convertible senior notes	—	86	—	474,914	—	—	—	475,000
Contribution from noncontrolling interest	—	—	—	—	—	—	2,914	2,914
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(11,568)	—	(11,568)

Balance at December 31, 2008	298,066	642	—	3,090,292	17,554	1,015,554	3,073	4,425,181
Net loss	—	—	—	—	—	(210,546)	(3,563)	(214,109)
Currency translation adjustment	—	—	—	—	(2,756)	—	—	(2,756)

Total comprehensive loss								(216,865)
Tax shortfall from stock-based compensation	—	—	—	(3,284)	—	—	—	(3,284)
Stock-based compensation	—	—	—	22,528	—	—	—	22,528
Purchase of treasury stock	—	—	(13)	—	—	—	—	(13)
Warrants exercised and settled with preferred stock	(63,459)	18	—	63,441	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	41	41
Deemed contribution from Principal Stockholder	—	—	—	220	—	—	—	220
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(41,143)	—	(41,143)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(46,272)	—	(46,272)

Balance at June 30, 2009	$234,607	$660	$(13)	$3,173,197	$14,798	$710,739	$(449)	$4,133,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(214,109)	$(24,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	282,882	232,514
Amortization of leasehold interests in land included in rental expense	14,451	13,291
Amortization of deferred financing costs and original issue discount	13,248	19,518
Amortization of deferred gain and rent	(2,580)	(2,502)
Deferred rent from mall transactions	—	48,843
Loss on early retirement of debt	—	4,022
Impairment and loss on disposal of assets	155,959	7,024
Stock-based compensation expense	20,905	23,833
Provision for doubtful accounts	41,717	14,101
Foreign exchange (gain) loss	14	(2,740)
Excess tax benefits from stock-based compensation	—	(1,631)
Deferred income taxes	(57,942)	(19,055)
Non-cash contribution from Principal Stockholder included in corporate expense	220	—
Changes in operating assets and liabilities:
Accounts receivable	(24,009)	(96,931)
Inventories	1,659	(4,962)
Prepaid expenses and other	43,328	(41,699)
Leasehold interests in land	(17,671)	(18,448)
Accounts payable	17,100	4,587
Accrued interest payable	(4,498)	5,916
Other accrued liabilities	37,172	31,939

Net cash provided by operating activities	307,846	193,392

Cash flows from investing activities:
Capital expenditures	(1,022,534)	(1,910,331)
Change in restricted cash	3,821	250,592
Deposit for potential gaming application included in other assets	—	(25,000)

Net cash used in investing activities	(1,018,713)	(1,684,739)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	6,434
Excess tax benefits from stock-based compensation	—	1,631
Dividends paid to preferred stockholders	(47,997)	—
Purchase of treasury stock	(13)	—
Proceeds from long-term debt (Note 3)	504,379	2,955,903
Repayments on long-term debt (Note 3)	(194,636)	(1,689,139)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928
Contribution from noncontrolling interest	41	—
Payments of deferred financing costs	(4,431)	(90,738)

Net cash provided by financing activities	257,343	1,428,019

Effect of exchange rate on cash	394	7,948

Decrease in cash and cash equivalents	(453,130)	(55,380)
Cash and cash equivalents at beginning of period	3,038,163	857,150

Cash and cash equivalents at end of period	$2,585,033	$801,770

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$127,481	$177,740

Cash payments for taxes, net of refunds	$(70,007)	$67

Changes in construction payables	$44,478	$87,499

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1,623	$2,571

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$—

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$46,272	$—

Warrants exercised and settled through tendering of preferred stock	$63,459	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 —	ORGANIZATION AND BUSINESS OF COMPANY

Overview

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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The Company evaluated events and transactions, including the estimates used to prepare the condensed consolidated financial statements, through August 7, 2009, the date the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, was issued. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

Operations

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design reminiscent of affluent Italian living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See ‘‘— Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.

Pennsylvania

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

On May 22, 2009, the Company opened the casino component of Sands Bethlehem, featuring 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and several food and beverage offerings, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve. As of June 30, 2009, the Company has capitalized construction costs of $561.7 million for this project (including $84.1 million in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding construction payables). The Company expects to spend approximately $110 million on additional costs to prepare the remaining portion of the site for delay, furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

Macau

The Company owns and operates the Sands Macao, the first Las Vegas-style casino in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), pursuant to a 20-year gaming subconcession. The Sands Macao offers approximately 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater, and other high-end services and amenities.

The Company also owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Striptm, the Company’s master-planned development of integrated resort properties in Macau. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

On August 28, 2008, the Company opened the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Macao”), which is located adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units and common areas. The Company intends to sell shares in the subsidiary that will own the Four Seasons Apartments, which shares will entitle the holder to the exclusive use of a unit within the Four Seasons Apartments. As of June 30, 2009, the Company has capitalized construction costs of $976.8 million for this project (including $92.1 million in outstanding construction payables). The Company expects to spend approximately $260 million on additional costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables, as noted above.

Development Projects

Given the challenging conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations, the Company revised its development plan to suspend portions of its development projects and focus its development efforts on those projects with the highest rates of expected return on invested capital. Should general economic conditions fail to improve, if the Company is unable to obtain sufficient funding such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge. In addition, the Company may be subject to penalties under the termination clauses in its construction contracts or under its management contracts with certain hotel management companies.

United States Development Project

St. Regis Residences

The Company had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip. As part of the Company’s revised development plan, it has suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline in general economic conditions. The Company intends to recommence construction when these conditions improve and expects that it will take approximately 18 months from that point to complete construction of the project. As of June 30, 2009, the Company has capitalized construction costs of $183.0 million for this project (including $10.1 million in outstanding construction payables). The Company expects to spend approximately $20 million on additional costs to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macau Development Projects

The Company submitted plans to the Macau government for its other Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as parcels 3, 5, 6, 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction for these five parcels and planned to own and operate all of the gaming areas in these developments under the Company’s Macau gaming subconcession.

As part of its revised development plan, the Company intends to sequence the construction of its developments on parcels 5 and 6 due to difficulties in the capital markets and the overall decline in general economic conditions. Phase I of the project includes a hotel tower to be managed by Shangri-La Hotels and Resorts (“Shangri-La”) under its Shangri-La and Traders brands and two hotel towers to be managed by Starwood Hotels & Resorts Worldwide (“Starwood”) under its Sheraton brand, along with the podium that encompasses gaming areas, associated public areas, portions of the shopping mall, meeting space and a theater. Phase II of the project includes a fourth hotel tower, which will be managed by Starwood under its St. Regis brand, along with additional meeting space and completion of the shopping mall. Construction of phase I has been suspended while the Company pursues project-level financing; however, there can be no assurance that such financing will be obtained. The Company expects that if and when financing is obtained, it will take several months to mobilize and then approximately 12 to 18 months from that point to complete construction of phase I. Construction of phase II of the project has been suspended until conditions in the capital markets and general economic conditions improve. As of June 30, 2009, the Company has capitalized construction costs of $1.72 billion for this project (including $155.0 million in outstanding construction payables). The Company expects to spend approximately $420 million on additional costs to prepare the site for delay and to pay outstanding construction payables, as noted above. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable with certainty. The Company’s management agreements with Shangri-La and Starwood impose certain deadlines and opening obligations on the Company, and certain past and/or anticipated delays, as described above, may represent a default under one or more of these agreements, allow the hotel management companies to terminate their agreement and/or subject the Company to penalties.

The Company had commenced pre-construction on parcels 7, 8 and 3 and has capitalized construction costs of $115.7 million for parcels 7 and 8 and $35.6 million for parcel 3 as of June 30, 2009. The Company intends to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of June 30, 2009, the Company has capitalized an aggregate of $5.47 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao. The Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macau; however, the land concession, which has an initial term of 25 years and is renewable at the Company’s option in accordance with Macau law, grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in eight semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macau government amended the Company’s land concession to allow the Company to subdivide the parcel into four separate units under Macau’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas.

The Company does not yet have all of the necessary Macau government approvals to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has received a land concession for parcel 3, as previously noted, but has yet to be granted land concessions for parcels 5, 6, 7 and 8. The Company is in the process of negotiating with the Macau government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macau government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if the Company does not obtain these land concessions, the Company could forfeit all or a substantial part of its $1.83 billion in capitalized costs, as of June 30, 2009, related to its developments on parcels 5, 6, 7 and 8.

Under the Company’s land concession for parcels 1, 2 and 3, the Company is required to complete the development of parcel 3 by August 2011. The Company believes that if it is not able to complete the development of parcel 3 by the deadline, it will be able to obtain an extension from the Macau government; however, no assurances can be given that an extension will be granted. If the Company is unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not separated from parcels 1 and 2, it could lose its land concession for parcels 1, 2 and 3, which would prohibit the Company from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession. As a result, the Company could forfeit all or a substantial portion of its $3.64 billion in capitalized costs, as of June 30, 2009, related to its developments on parcels 1, 2 and 3.

Singapore Development Project

The Company’s wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing cost estimates for the project. As of June 30, 2009, the Company has capitalized 4.28 billion Singapore dollars (“SGD,” approximately $2.94 billion at exchange rates in effect on June 30, 2009) in costs for this project, including the land premium and SGD 541.9 million (approximately $372.6 million at exchange rates in effect on June 30, 2009) in outstanding construction payables. The Company expects to spend approximately SGD 4.1 billion (approximately $2.8 billion at exchange rates in effect on June 30, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above; approximately SGD 1.7 billion (approximately $1.1 billion at exchange rates in effect on June 30, 2009) is expected to be spent in 2009. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its exposure to foreign exchange gains and losses is expected to be minimal. Based on its current development plan, the Company is targeting to open a majority of the project in the first quarter of 2010.

Hengqin Island Development Project

The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai Government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. Under the revised development plan, the Company has suspended the project indefinitely.

Other Development Projects

When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.

Development Financing Strategy

Through June 30, 2009, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from the Company’s recent equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility and FF&E facility require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 7.0x for the quarterly period ended June 30, 2009, decreases to 6.5x for the quarterly periods ending September 30 and December 31, 2009, and decreases by 0.5x every subsequent two quarterly periods until it decreases to, and remains at, 5.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). The Macau credit facility requires the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended June 30, 2009, decreases to 3.5x for the quarterly periods ending September 30 and December 31, 2009, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, the Company would be in default under the respective credit facilities. A default under the domestic credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Macau credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become accelerated under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering in 2008. A portion of the proceeds from these offerings was used domestically to exercise the EBITDA true-up provision (as defined below) during the quarterly periods ended September 30, 2008 and March 31, 2009, and additional proceeds were contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended March 31 and June 30, 2009. An additional portion of the proceeds was used in Macau to exercise the EBITDA true-up provision during the quarterly periods ended December 31, 2008 and June 30, 2009, and cash on hand was used to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay down $125.0 million of indebtedness under the Macau credit facility during the six months ended June 30, 2009, in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended March 31 and June 30, 2009.

In order to fund the Company’s revised development plan as discussed above and comply with the maximum leverage ratio covenants of its U.S. and Macau credit facilities for the remaining quarterly periods in 2009 and beyond, the Company will utilize cash on hand, cash flow from operations and available borrowings under its credit facilities. The Company will also need to execute some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at its Las Vegas and Macau properties, primarily through aggressive cost-cutting measures and implementation of efficiency initiatives; (ii) obtain an amendment under the Macau credit facility, which would include, among other things, increasing the maximum leverage ratio for each quarterly period through the end of 2010, (iii) obtain additional debt and/or equity financing through the sale of a minority interest in certain of the Company’s Macau assets, the latter of which would require consent from regulating authorities and lenders under the Macau credit facility; (iv) elect to contribute up to $50 million and $20 million of cash on hand to the Las Vegas and Macau operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”)); or (v) execute a debt reduction plan. If the aforementioned measures are not sufficient to fund the Company’s revised development plan and maintain compliance with its financial covenants, the Company may also need to execute some, or a combination, of the following measures: (i) further decrease the rate of spending on its global development projects; (ii) obtain additional financing at the parent company or Macau level, the proceeds of which could be used to reduce or repay debt in Las Vegas and/or Macau; (iii) successfully complete the sale of certain non-core assets (e.g. the malls at The Venetian Macao and Four Seasons Macao or shares related to the Four Seasons Apartments), a portion of the proceeds of which would be used to repay debt in Macau; (iv) elect to delay payment of dividends on its preferred stock; or (v) seek a waiver or amendment under the U.S. credit facility; however, there can be no assurance that the Company will be able to obtain such waiver or amendment. Management believes that successful execution of some combination of the above measures will be sufficient for the Company to fund its commitments and maintain compliance with its financial covenants.

The Company is currently seeking an amendment to its Macau credit facility to, among other things, obtain the necessary approvals to allow for a potential sale of a minority interest in certain of the Company’s Macau assets and modify certain financial covenants and definitions, as noted above. Management expects to complete the amendment process prior to September 30, 2009; however, there can be no assurance that the Company will be able to obtain terms favorable to the Company or at all.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 7 — Fair Value Measurements” for disclosures required by this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (previously referred to as minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As required by this standard, the prior period noncontrolling interest amounts have been reclassified to conform to the current period presentation; however, such amounts have not changed.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with: an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 also requires several additional quantitative disclosures in the financial statements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material effect on the Company’s disclosures. See “— Note 3 — Long-Term Debt” for disclosures required by this FSP.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition, result of operations or cash flows. See “— Overview” for disclosures required by this standard.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 will have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 2 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Land and improvements	$344,206	$341,927
Building and improvements	6,657,822	6,309,494
Furniture, fixtures, equipment and leasehold improvements	1,670,957	1,547,261
Transportation	363,414	322,194
Construction in progress	4,843,114	4,438,216

	13,879,513	12,959,092
Less — accumulated depreciation and amortization	(1,371,744)	(1,090,864)

	$12,507,769	$11,868,228

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Marina Bay Sands	$2,089,016	$1,422,795
Other Macau Development Projects (principally Cotai Strip parcels 5 and 6)	1,950,632	1,917,547
Four Seasons Macao	318,963	255,373
The Palazzo and The Shoppes at The Palazzo	168,076	166,450
Sands Bethlehem	106,288	413,563
Other	210,139	262,488

	$4,843,114	$4,438,216

As of June 30, 2009, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement (the “Agreement”) between Venetian Casino Resort, LLC (“VCR”) and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Agreement and subject to certain later audit adjustments. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have effected, and may effect in the future, the calculation of NOI. During the three months ended June 30, 2009, the Company learned that one tenant filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code and another tenant has delayed its construction plans, creating a question as to whether the rent of the latter tenant will be included in the NOI calculation. As these tenants leased significant space in The Shoppes at The Palazzo, management adjusted its projection of the ultimate proceeds that the Company will receive to an amount that is below the costs incurred to construct and develop The Shoppes at The Palazzo. Based upon current estimates of NOI and capitalization rates, the Company has recognized an impairment loss of $94.0 million during the three months ended June 30, 2009. Approximately $294.6 million of property and equipment (including $149.1 million of construction in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

progress and net of $14.5 million of accumulated depreciation), which was sold to GGP, is included in the condensed consolidated balance sheet as of June 30, 2009. The Company will continue to review the Chapter 11 Cases and the projected financial performance of the tenants to be included in the NOI calculation, and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company may be required to record further impairment charges in the future depending on changes in the projections.

The $210.1 million in other construction in progress consists primarily of the construction of the St. Regis Residences and other projects in Las Vegas and at The Venetian Macao. During the three months ended June 30, 2009, the Company recognized an impairment loss of $57.2 million on capitalized costs, which were included in other construction in progress, related to a planned expansion of the Sands Expo Center for which the Company recently decided to suspend such project indefinitely.

The cost of property and equipment that the Company is leasing to tenants as part of its Macau mall operations as of June 30, 2009, was $382.8 million with accumulated depreciation of $36.0 million.

During the three and six months ended June 30, 2009, and the three and six months ended June 30, 2008, the Company capitalized interest expense of $14.1 million, $28.2 million, $31.6 million and $62.2 million, respectively.

As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company revised its development plan to suspend portions of its development projects given the conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations. If circumstances change, the Company may be required to record impairment charges related to these developments in the future.

NOTE 3 —	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,940,000	$2,955,000
Senior Secured Credit Facility — Delayed Draw I	594,000	597,000
Senior Secured Credit Facility — Delayed Draw II	398,000	400,000
Senior Secured Credit Facility — Revolving	775,860	775,860
6.375% Senior Notes	248,722	248,608
FF&E Facility	125,250	141,950
Airplane Financings	83,953	85,797
Other	5,233	5,765
Macau Related:
Macau Credit Facility — Term B	1,795,500	1,800,000
Macau Credit Facility — Term B Delayed	698,250	700,000
Macau Credit Facility — Revolving	570,299	695,299
Macau Credit Facility — Local Term	94,308	100,589
Ferry Financing	228,466	218,564
Other	11,023	11,054
Singapore Related:
Singapore Permanent Facility — A and B	2,208,540	1,735,252

	10,777,404	10,470,738
Less — current maturities	(141,144)	(114,623)

Total long-term debt	$10,636,260	$10,356,115

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate and U.S. Related Debt

Senior Secured Credit Facility

As of June 30, 2009, the Company had $104.3 million of available borrowing capacity under the U.S. credit facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.

On April 15, 2009, the Company amended its U.S. credit facility to allow the Company to repurchase up to $800.0 million in aggregate stated principal amount of term loans (which include the term B and delayed draws I and II) on or prior to September 30, 2010. The amendment provides that any term loans purchased by the Company shall be immediately forgiven and cancelled.

Macau Related Debt

Macau Credit Facility

As of June 30, 2009, the Company had $123.1 million of available borrowing capacity under the Macau credit facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.

As noted above, the Company is currently seeking an amendment to its Macau credit facility to, among other things, obtain the necessary approvals to allow for a potential sale of a minority interest in certain of the Company’s Macau assets and modify certain financial covenants and definitions, including increasing the maximum leverage ratio for the quarterly periods through the end of 2010.

Singapore Related Debt

Singapore Permanent Facilities

As of June 30, 2009, the Company had SGD 1.90 billion (approximately $1.30 billion at exchange rates in effect on June 30, 2009) of available borrowing capacity under the Singapore permanent facilities, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Proceeds from Singapore Permanent Facilities	$494,492	$1,417,936
Proceeds from Senior Secured Credit Facility	—	1,050,000
Proceeds from Macau Credit Facility	—	201,800
Proceeds from Ferry Financing	9,887	154,971
Proceeds from FF&E Facility and Other Long-Term Debt	—	131,196

	$504,379	$2,955,903

Repayments on Macau Credit Facility	$(137,537)	$—
Repayments on Senior Secured Credit Facility	(20,000)	(315,000)
Repayments on Singapore Permanent Facilities	(17,992)	—
Repayments on Singapore Bridge Facility	—	(1,356,807)
Repayments on FF&E Facility and Other Long-Term Debt	(17,263)	(15,488)
Repayments on Airplane Financings	(1,844)	(1,844)

	$(194,636)	$(1,689,139)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt at June 30, 2009, was approximately $8.74 billion, compared to its carrying value of $10.78 billion. At December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $6.31 billion, compared to its carrying value of $10.47 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

NOTE 4 —	EQUITY AND LOSS PER SHARE

Preferred Stock and Warrants

Preferred stock dividend activity for 2009 is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid

February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525

				$47,997

July 31, 2009	August 17, 2009	$13,125	$10,225	$23,350

During the six months ended June 30, 2009, holders of the preferred stock exercised 1,106,301 warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the warrant exercise price. Subsequent to June 30, and through August 7, 2009, the date the condensed consolidated financial statements were issued, no additional warrants were exercised.

During the three months ended March 31, 2009, the Company incorrectly included $6.8 million of preferred stock dividends in its computation of net loss attributable to common stockholders, which overstated the Company’s basic and diluted loss per share by $0.02, but had no effect on total assets, liabilities, stockholders’ equity, net loss or cash flows. These dividends had been included previously in the determination of diluted loss per share for the year ended December 31, 2008. Because the amount involved is not material to the Company’s financial statements, the Company will correct the amounts for the three months ended March 31, 2009, when it discloses the amounts as a comparable period in future filings.

Treasury Stock

During the six months ended June 30, 2009, the Company paid approximately $13,000 in personal payroll taxes on behalf of one of its executive officers related to certain vested restricted stock and in return, the Company received 2,253 shares of its common stock as settlement for the liability.

Accumulated Other Comprehensive Income and Comprehensive Income (Loss)

At June 30, 2009 and December 31, 2008, the accumulated other comprehensive income balance, included in equity, consisted solely of foreign currency translation adjustments. Comprehensive income (loss) includes net loss and all other non-stockholder changes in equity. For the three and six months ended June 30, 2009, comprehensive loss amounted to $160.0 million and $216.9 million, respectively, of which $157.7 million and $213.3 million, respectively, was attributable to Las Vegas Sands Corp. For the three and six months ended June 30, 2008, comprehensive income (loss) amounted to ($2.3) million and $11.0 million, respectively, of which ($6.5) million and $6.8 million, respectively was attributable to Las Vegas Sands Corp.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Equity Transactions

The Company’s Principal Stockholder provides an airplane to an executive of the Company for his personal use as a condition of his employment with the Company. The cost of providing this airplane for the three and six months ended June 30, 2009, was $0.2 million, which has been recorded as a non-cash equity contribution to the Company and is included in corporate expense.

Loss Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average common shares outstanding (used in the calculation of basic loss per share)	658,877,256	355,364,583	653,370,686	355,319,560
Potential dilution from stock options, restricted stock and warrants	—	—	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted loss per share)	658,877,256	355,364,583	653,370,686	355,319,560

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted loss per share	170,644,057	10,503,300	170,644,057	10,503,300

NOTE 5 —	INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macau and Singapore. In the U.S., the Company is under examination for years after 2004. In Macau and Singapore, the Company is subject to examination for years after 2003.

The Company received a five-year tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As of June 30, 2009, the balance of unrecognized tax benefits was $53.5 million, an increase of $21.2 million as compared to $32.3 million as of December 31, 2008. Of the increase, unrecognized tax benefits of $16.7 million were for tax positions taken in prior periods of which $5.6 million would affect the effective tax rate, if recognized. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Compensation expense:
Stock options	$8,973	$13,275	$20,070	$22,413
Restricted shares	336	737	835	1,420

	$9,309	$14,012	$20,905	$23,833

Compensation cost capitalized as part of property and equipment	$996	$1,525	$1,623	$2,571

Stock options granted	1,449	2,382	7,048	4,155

Weighted average grant date fair value	$5.16	$28.88	$2.44	$30.61

Restricted shares granted	37	6	66	27

Weighted average grant date fair value	$9.49	$64.18	$7.38	$71.67

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average volatility	77.45%	35.85%	74.75%	35.85%
Expected term (in years)	6.3	6.5	5.0	6.3
Risk-free rate	2.65%	2.96%	2.65%	2.96%
Expected dividends	—	—	—	—

NOTE 7 —	FAIR VALUE MEASUREMENTS

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the assets carried at fair value measured on a recurring basis (in thousands):

	Total Carrying	Fair Value Measurements at June 30, 2009 Using:
	Value at	Quoted Market	Significant Other	Significant
	June 30,	Prices in Active	Observable Inputs	Unobservable Inputs
	2009	Markets (Level 1)	(Level 2)	(Level 3)

Cash equivalents(1)	$2,109,182	$2,109,182	$—	$—
Interest rate caps(2)	$1,695	$—	$1,695	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)	The Company has 17 interest rate cap agreements with an aggregate fair value of approximately $1.7 million, based on quoted market values from the institutions holding the agreements as of June 30, 2009.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

Litigation Matters

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

The Palazzo Construction Litigation

Lido Casino Resort, LLC (“Lido”), formerly a wholly-owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp. (“Taylor”), on one side, and Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work, filed claims against each other in an action filed in 2006 in Clark County District Court. On April 24, 2009, the Company reached a settlement of this matter with Malcolm for approximately $10.6 million, which was paid in May 2009. Of the $10.6 million, $9.9 million has been capitalized as building-related construction costs and $0.7 million has been recorded as interest expense as of and for the six months ended June 30, 2009. The Company does not expect to incur any further charges in connection with this matter.

Litigation Relating to Macau Operations

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has begun the appeals process, including its filings on July 15, 2008, with the trial court of a motion for judgment as a matter of law or in the alternative, a new trial and a motion to strike, alter and/or amend the judgment. The grounds for these motions include (i) insufficient evidence that Richard Suen conferred a benefit on LVSI, (ii) the improper admission of testimony, (iii) the court’s refusal to give jury instructions that the law presumes that government officials have performed their duties regularly, and that the law has been obeyed, and (iv) jury instructions that improperly permitted the plaintiff to recover for the services of others. These motions were heard by the trial court on December 8, 2008, and were denied. The Company intends to continue to vigorously pursue available appeals up to the Nevada Supreme Court. The Company believes that it has

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome.

On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau gaming subconcession as well as other related claims. On June 3, 2009, the Company reached a settlement of this matter for $42.5 million, of which $12.5 million has been paid and the remaining $30.0 million is due in March 2010. The charge has been recorded in corporate expense during the three months ended June 30, 2009. The Company does not expect to incur any further charges in connection with this matter.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue. It is difficult to discern any claim during that period from the face of their complaint; however, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.

On January 2, 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an action against the Chief Executive of the Macau Special Administrative Region of the People’s Republic of China, with the Company’s indirect wholly-owned subsidiary, Cotai Waterjets (Macau) Limited (“Cotai Waterjets”), as an interested party, challenging the award of a ferry concession to Cotai Waterjets to operate a ferry service between Hong Kong and Macau. The basis of the legal challenge is that under Macau law, all concessions related to the provision of a public service must be awarded through a public tender process. On February 19, 2009, the Court of Second Instance in Macau held that it was unlawful for the Macau government to have granted the ferry concession to Cotai Waterjets without engaging in a public tender process, and that the ferry concession award to Cotai Waterjets was void. The Company relied on the advice of counsel in obtaining the ferry concession and believes that it has complied with all applicable laws, procedures and Macau practice. The Company believes that all concessions to operate ferries to and from Macau were awarded in the same fashion as the concession awarded to Cotai Waterjets. The Company and the Macau government have appealed the decision to the Court of Final Appeal in Macau. The Company will cooperate with the Macau government during the appeal period to resolve this matter. The Company expects to continue to operate its ferry service until a decision on the appeal is rendered or the matter is otherwise resolved. If the decision is upheld by the Court of Final Appeal, the Cotai Waterjets ferry concession may be void, absent other action by the Macau government. If the Company is unable to continue to operate its ferry service, it will need to develop alternative means of transporting visitors to its Cotai Strip properties. If the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is unable to do so, a resulting significant loss of visitors to its Cotai Strip properties and any potential impairment charges could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Stockholder Derivative Litigation

On November 26, 2008, January 16, 2009 and February 6, 2009, various plaintiffs filed shareholder derivative actions on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, James L. Purcell, Irwin A. Siegel, William P. Weidner and Andrew Heyer, all of whom were current or former members of the Board of Directors at the time the suits were filed. The complaints all alleged, among other things, breaches of fiduciary duties in connection with (i) the Company’s ongoing construction and development projects and (ii) the Company’s securing debt and equity financing during 2008.

The parties in all three actions stipulated to the entry of an order consolidating their cases into a single proceeding now styled In re Las Vegas Sands Corp. Derivative Litigation. A consolidated amended complaint was filed on March 20, 2009, against the same defendants noted above. The substantive allegations of such complaint are similar to those of the original complaints. A motion to dismiss the consolidated amended complaint was filed on April 17, 2009. This motion, and any responses and replies thereto that may be filed, are expected to be argued on August 27, 2009. As the Company is only a nominal defendant in this litigation, management believes the likelihood of a material loss, if any, to the Company is remote.

China Matters

The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly foreign-owned enterprises (“WFOEs”) to counterparties and other vendors in China. These WFOEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macau for the Company’s operations in Macau. The Company is fully cooperating with these pending inquiries. The Company does not believe that the resolution of these pending inquiries will have a material adverse effect on its financial condition, results of operations or cash flows.

Singapore Development Project

The Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s originally submitted proposal for the integrated resort and in accordance with the agreement. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The Company entered into the SGD 5.44 billion (approximately $3.74 billion at exchange rates in effect on June 30, 2009) Singapore permanent facility agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.

Other Agreements

The Company has entered into agreements with Starwood and Shangri-La to manage hotels and serviced luxury apartment hotel units on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the Company’s Las Vegas condominium project (the St. Regis Residences) in connection with the sales and marketing of these condominium units. Due to the suspension of the Company’s projects in Macau and Las Vegas, the Company is negotiating amendments to its agreements with Starwood, which it expects to be finalized in 2009. If negotiations are unsuccessful or if the Company does not obtain a similar amendment to its agreement with Shangri-La, certain past and/or anticipated delays may permit these hotel management companies to terminate their agreements with the Company, which would result in the Company having to find new managers and brands for the above-described projects. Such measures could have a material adverse effect on the Company’s financial

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition, results of operations and cash flows, including requiring the Company to write-off its $20.0 million investment related to the St. Regis Residences.

NOTE 9 —	SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of the ferry operations and various other operations that are ancillary to the Company’s properties in Macau); Marina Bay Sands in Singapore; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes and the St. Regis Residences). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information as of December 31, 2008, and for the six months ended June 30, 2008, has been reclassified to conform to the current presentation. The Company’s segment information is as follows as of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Revenues
United States:
Las Vegas Operating Properties	$291,002	$348,403	$608,506	$699,977
Sands Bethlehem	32,711	—	32,711	—
Macau:
Sands Macao	234,198	268,249	458,610	536,499
The Venetian Macao	443,213	493,673	926,866	949,414
Four Seasons Macao	48,700	—	95,691	—
Other Asia	8,876	1,789	15,378	5,247

Total net revenues	$1,058,700	$1,112,114	$2,137,762	$2,191,137

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Adjusted EBITDAR(1)
United States:
Las Vegas Operating Properties	$78,110	$106,620	$167,884	$229,181
Sands Bethlehem	2,837	—	2,837	—
Macau:
Sands Macao	61,049	54,074	111,407	119,692
The Venetian Macao	109,974	140,155	231,460	250,490
Four Seasons Macao	5,563	—	9,931	—
Other Asia	(9,891)	(12,976)	(15,901)	(23,238)

Total adjusted EBITDAR	247,642	287,873	507,618	576,125
Other Operating Expenses
Stock-based compensation expense	(5,502)	(9,351)	(13,278)	(15,421)
Corporate expense	(64,307)	(33,602)	(87,731)	(59,139)
Rental expense	(7,877)	(8,072)	(15,806)	(17,136)
Pre-opening expense	(41,830)	(38,103)	(86,764)	(64,693)
Development expense	(10)	(4,459)	(264)	(10,351)
Depreciation and amortization	(143,633)	(119,101)	(282,882)	(232,514)
Impairment loss	(151,175)	—	(151,175)	—
Loss on disposal of assets	(4,653)	(1,903)	(4,784)	(7,024)

Operating income (loss)	(171,345)	73,282	(135,066)	169,847
Other Non-Operating Costs and Expenses
Interest income	2,692	3,133	8,241	8,598
Interest expense, net of amounts capitalized	(64,871)	(88,474)	(135,989)	(203,174)
Other income (expense)	773	(3,684)	(4,970)	4,415
Loss on early retirement of debt	—	(33)	—	(4,022)
Income tax benefit	54,488	2,782	53,675	108
Noncontrolling interest	2,323	4,198	3,563	4,198

Net loss attributable to Las Vegas Sands Corp.	$(175,940)	$(8,796)	$(210,546)	$(20,030)

(1)	Adjusted EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, loss on disposal of assets, impairment loss, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. Adjusted EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with those of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2009	2008

Capital Expenditures
Corporate and Other	$28,331	$47,347
United States:
Las Vegas Operating Properties	54,693	392,316
Sands Bethlehem	174,188	100,360
Macau:
Sands Macao	4,721	23,518
The Venetian Macao	12,512	68,699
Four Seasons Macao	128,081	343,445
Other Asia	16,445	43,798
Other Development Projects	56,076	490,444
Singapore	547,487	400,404

Total capital expenditures	$1,022,534	$1,910,331

	June 30,	December 31,
	2009	2008

Total Assets
Corporate and Other	$491,834	$707,276
United States:
Las Vegas Operating Properties	6,130,757	6,562,124
Sands Bethlehem	710,016	475,256
Macau:
Sands Macao	532,129	592,998
The Venetian Macao	2,918,411	3,060,279
Four Seasons Macao	1,060,266	973,892
Other Asia	347,576	347,359
Other Development Projects	2,099,288	2,015,386
Singapore	3,006,718	2,409,543

Total assets	$17,296,995	$17,144,113

NOTE 10 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSC is the obligor of the senior notes due 2015, issued on February 10, 2005 (the “Senior Notes”). LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $50.5 million (consisting of $294.6 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $116.4 million (consisting of $360.6 million of property and equipment, offset by $244.2 million of liabilities consisting primarily of deferred proceeds from the sale) as of June 30, 2009 and December 31, 2008, respectively, and a net loss (consisting primarily of depreciation expense) of $3.7 million and $6.2 million for the three and six months ended June 30, 2009, respectively, and $4.0 million and $5.1 million for the three and six months ended June 30, 2008, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, is as follows (in thousands):

Condensed Consolidating Balance Sheets
June 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$3,265	$2,188,997	$392,771	$—	$2,585,033
Restricted cash	—	6,274	182,365	—	188,639
Intercompany receivables	11,519	143,692	—	(155,211)	—
Accounts receivable, net	1,820	136,178	233,537	(4,291)	367,244
Inventories	1,852	12,201	13,127	—	27,180
Deferred income taxes	990	21,866	515	—	23,371
Prepaid expenses and other	2,573	4,757	19,144	—	26,474

Total current assets	22,019	2,513,965	841,459	(159,502)	3,217,941
Property and equipment, net	144,970	3,883,465	8,479,334	—	12,507,769
Investments in subsidiaries	4,231,764	1,919,303	—	(6,151,067)	—
Deferred financing costs, net	1,191	44,667	99,026	—	144,884
Intercompany receivables	424,511	896,353	—	(1,320,864)	—
Intercompany notes receivable	114,804	470,388	—	(585,192)	—
Deferred income taxes	141,163	—	242	(42,958)	98,447
Leasehold interests in land, net	—	—	1,094,193	—	1,094,193
Other assets, net	2,695	27,937	203,129	—	233,761

Total assets	$5,083,117	$9,756,078	$10,717,383	$(8,259,583)	$17,296,995

Accounts payable	$7,772	$31,913	$52,747	$(4,291)	$88,141
Construction payables	—	27,679	753,512	—	781,191
Intercompany payables	142,043	—	13,168	(155,211)	—
Accrued interest payable	6,097	373	3,587	—	10,057
Other accrued liabilities	42,057	128,408	441,448	—	611,913
Current maturities of long-term debt	3,688	65,050	72,406	—	141,144

Total current liabilities	201,657	253,423	1,336,868	(159,502)	1,632,446
Other long-term liabilities	53,923	9,613	16,798	—	80,334
Intercompany payables	—	—	1,320,864	(1,320,864)	—
Intercompany notes payable	—	—	585,192	(585,192)	—
Deferred amounts related to mall transactions	—	449,855	—	—	449,855
Deferred income taxes	—	42,958	—	(42,958)	—
Long-term debt	328,988	4,768,060	5,539,212	—	10,636,260

Total liabilities	584,568	5,523,909	8,798,934	(2,108,516)	12,798,895

Preferred stock issued to Principal Stockholder’s family	364,561	—	—	—	364,561
Total Las Vegas Sands Corp. stockholders’ equity	4,133,988	4,231,764	1,919,303	(6,151,067)	4,133,988
Noncontrolling interest	—	405	(854)	—	(449)

Total equity	4,133,988	4,232,169	1,918,449	(6,151,067)	4,133,539

Total liabilities and equity	$5,083,117	$9,756,078	$10,717,383	$(8,259,583)	$17,296,995

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$294,563	$2,286,825	$456,775	$—	$3,038,163
Restricted cash	—	6,225	188,591	—	194,816
Intercompany receivables	19,586	16,683	4,843	(41,112)	—
Accounts receivable, net	1,168	146,085	242,270	(4,704)	384,819
Inventories	645	14,776	13,416	—	28,837
Deferred income taxes	1,378	21,446	147	—	22,971
Prepaid expenses and other	45,768	4,577	21,717	(392)	71,670

Total current assets	363,108	2,496,617	927,759	(46,208)	3,741,276
Property and equipment, net	148,543	4,128,835	7,590,850	—	11,868,228
Investments in subsidiaries	4,105,980	1,642,651	—	(5,748,631)	—
Deferred financing costs, net	1,353	47,441	109,982	—	158,776
Intercompany receivables	398,398	1,296,988	—	(1,695,386)	—
Intercompany notes receivable	94,310	86,249	—	(180,559)	—
Deferred income taxes	25,251	18,722	216	—	44,189
Leasehold interests in land, net	—	—	1,099,938	—	1,099,938
Other assets, net	3,677	25,701	202,328	—	231,706

Total assets	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

Accounts payable	$5,004	$34,069	$36,666	$(4,704)	$71,035
Construction payables	—	90,490	646,223	—	736,713
Intercompany payables	16,683	4,843	19,586	(41,112)	—
Accrued interest payable	6,191	758	7,801	—	14,750
Other accrued liabilities	4,943	175,617	412,735	—	593,295
Income taxes payable	—	—	392	(392)	—
Current maturities of long-term debt	3,688	65,049	45,886	—	114,623

Total current liabilities	36,509	370,826	1,169,289	(46,208)	1,530,416
Other long-term liabilities	32,996	8,798	19,883	—	61,677
Intercompany payables	—	—	1,695,386	(1,695,386)	—
Intercompany notes payable	—	—	180,559	(180,559)	—
Deferred amounts related to mall transactions	—	452,435	—	—	452,435
Long-term debt	330,718	4,804,760	5,220,637	—	10,356,115

Total liabilities	400,223	5,636,819	8,285,754	(1,922,153)	12,400,643

Preferred stock issued to Principal Stockholder’s family	318,289	—	—	—	318,289
Total Las Vegas Sands Corp. stockholders’ equity	4,422,108	4,105,980	1,642,651	(5,748,631)	4,422,108
Noncontrolling interest	—	405	2,668	—	3,073

Total equity	4,422,108	4,106,385	1,645,319	(5,748,631)	4,425,181

Total liabilities and equity	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$119,068	$678,985	$—	$798,053
Rooms	—	112,821	49,148	—	161,969
Food and beverage	—	44,188	42,899	—	87,087
Convention, retail and other	—	41,628	55,098	(841)	95,885

	—	317,705	826,130	(841)	1,142,994
Less-promotional allowances	(186)	(40,471)	(43,019)	(618)	(84,294)

Net revenues	(186)	277,234	783,111	(1,459)	1,058,700

Operating expenses:
Casino	—	67,854	465,028	(406)	532,476
Rooms	—	24,947	6,577	—	31,524
Food and beverage	—	19,322	27,099	(1,602)	44,819
Convention, retail and other	—	20,078	42,357	799	63,234
Provision for doubtful accounts	—	11,662	9,045	—	20,707
General and administrative	—	59,493	64,557	(250)	123,800
Corporate expense	61,391	64	2,852	—	64,307
Rental expense	—	1,404	6,473	—	7,877
Pre-opening expense	364	3	41,463	—	41,830
Development expense	10	—	—	—	10
Depreciation and amortization	2,693	56,576	84,364	—	143,633
Impairment loss	—	151,175	—	—	151,175
(Gain) loss on disposal of assets	—	(50)	4,703	—	4,653

	64,458	412,528	754,518	(1,459)	1,230,045

Operating income (loss)	(64,644)	(135,294)	28,593	—	(171,345)
Other income (expense):
Interest income	2,632	8,171	136	(8,247)	2,692
Interest expense, net of amounts capitalized	(4,640)	(29,592)	(38,886)	8,247	(64,871)
Other expense	—	556	217	—	773
Loss from equity investments in subsidiaries	(103,460)	(7,072)	—	110,532	—

Loss before income taxes	(170,112)	(163,231)	(9,940)	110,532	(232,751)
Income tax benefit (provision)	(5,828)	59,771	545	—	54,488

Net loss	(175,940)	(103,460)	(9,395)	110,532	(178,263)
Noncontrolling interest	—	—	2,323	—	2,323

Net loss attributable to Las Vegas Sands Corp.	$(175,940)	$(103,460)	$(7,072)	$110,532	$(175,940)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$126,488	$677,786	$—	$804,274
Rooms	—	142,425	53,264	—	195,689
Food and beverage	—	51,157	46,893	—	98,050
Convention, retail and other	—	44,504	44,562	(366)	88,700

	—	364,574	822,505	(366)	1,186,713
Less-promotional allowances	(544)	(32,994)	(40,215)	(846)	(74,599)

Net revenues	(544)	331,580	782,290	(1,212)	1,112,114

Operating expenses:
Casino	—	77,229	463,121	(724)	539,626
Rooms	—	31,481	8,465	—	39,946
Food and beverage	—	23,310	28,139	(1,946)	49,503
Convention, retail and other	—	19,402	29,571	1,669	50,642
Provision for doubtful accounts	—	5,446	523	—	5,969
General and administrative	—	71,588	76,529	(211)	147,906
Corporate expense	30,417	175	3,010	—	33,602
Rental expense	—	1,376	6,696	—	8,072
Pre-opening expense	1,376	1,720	35,007	—	38,103
Development expense	(2,954)	—	7,413	—	4,459
Depreciation and amortization	2,430	53,186	63,485	—	119,101
Loss on disposal of assets	—	1,794	109	—	1,903

	31,269	286,707	722,068	(1,212)	1,038,832

Operating income (loss)	(31,813)	44,873	60,222	—	73,282
Other income (expense):
Interest income	1,309	2,192	1,363	(1,731)	3,133
Interest expense, net of amounts capitalized	(4,324)	(44,629)	(41,252)	1,731	(88,474)
Other expense	(39)	(264)	(3,381)	—	(3,684)
Loss on early retirement of debt	—	—	(33)	—	(33)
Income from equity investment in subsidiaries	27,545	21,507	—	(49,052)	—

Income (loss) before income taxes	(7,322)	23,679	16,919	(49,052)	(15,776)
Income tax benefit (provision)	(1,474)	3,866	390	—	2,782

Net income (loss)	(8,796)	27,545	17,309	(49,052)	(12,994)
Noncontrolling interest	—	—	4,198	—	4,198

Net income (loss) attributable to Las Vegas Sands Corp.	$(8,796)	$27,545	$21,507	$(49,052)	$(8,796)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$248,887	$1,347,091	$—	$1,595,978
Rooms	—	235,770	100,587	—	336,357
Food and beverage	—	91,283	83,112	—	174,395
Convention, retail and other	—	86,495	128,508	(5,631)	209,372

	—	662,435	1,659,298	(5,631)	2,316,102
Less-promotional allowances	(344)	(83,288)	(93,178)	(1,530)	(178,340)

Net revenues	(344)	579,147	1,566,120	(7,161)	2,137,762

Operating expenses:
Casino	—	144,699	937,866	(1,192)	1,081,373
Rooms	—	51,532	13,759	—	65,291
Food and beverage	—	38,482	52,223	(3,244)	87,461
Convention, retail and other	—	39,602	85,000	(2,125)	122,477
Provision for doubtful accounts	—	24,715	17,002	—	41,717
General and administrative	—	121,930	123,773	(600)	245,103
Corporate expense	81,012	131	6,588	—	87,731
Rental expense	—	2,821	12,985	—	15,806
Pre-opening expense	654	95	86,015	—	86,764
Development expense	156	—	108	—	264
Depreciation and amortization	5,314	113,496	164,072	—	282,882
Impairment loss	—	151,175	—	—	151,175
(Gain) loss on disposal of assets	—	(110)	4,894	—	4,784

	87,136	688,568	1,504,285	(7,161)	2,272,828

Operating income (loss)	(87,480)	(109,421)	61,835	—	(135,066)
Other income (expense):
Interest income	7,171	10,791	310	(10,031)	8,241
Interest expense, net of amounts capitalized	(9,427)	(59,093)	(77,500)	10,031	(135,989)
Other income (expense)	—	465	(5,435)	—	(4,970)
Loss from equity investments in subsidiaries	(112,188)	(17,217)	—	129,405	—

Loss before income taxes	(201,924)	(174,475)	(20,790)	129,405	(267,784)
Income tax benefit (provision)	(8,622)	62,287	10	—	53,675

Net loss	(210,546)	(112,188)	(20,780)	129,405	(214,109)
Noncontrolling interest	—	—	3,563	—	3,563

Net loss attributable to Las Vegas Sands Corp.	$(210,546)	$(112,188)	$(17,217)	$129,405	$(210,546)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$—	$274,320	$1,325,395	$—	$1,599,715
Rooms	—	278,666	107,712	—	386,378
Food and beverage	—	99,361	81,929	—	181,290
Convention, retail and other	—	87,522	82,936	(2,900)	167,558

	—	739,869	1,597,972	(2,900)	2,334,941
Less-promotional allowances	(1,213)	(61,401)	(79,865)	(1,325)	(143,804)

Net revenues	(1,213)	678,468	1,518,107	(4,225)	2,191,137

Operating expenses:
Casino	—	155,720	904,549	(1,175)	1,059,094
Rooms	—	64,278	15,949	—	80,227
Food and beverage	—	46,245	47,017	(2,719)	90,543
Convention, retail and other	—	41,895	53,714	—	95,609
Provision for doubtful accounts	—	13,149	952	—	14,101
General and administrative	—	134,942	156,248	(331)	290,859
Corporate expense	54,376	472	4,291	—	59,139
Rental expense	—	3,845	13,291	—	17,136
Pre-opening expense	2,121	6,190	56,382	—	64,693
Development expense	1,964	—	8,387	—	10,351
Depreciation and amortization	4,597	102,057	125,860	—	232,514
Loss on disposal of assets	—	5,978	1,046	—	7,024

	63,058	574,771	1,387,686	(4,225)	2,021,290

Operating income (loss)	(64,271)	103,697	130,421	—	169,847
Other income (expense):
Interest income	2,721	4,999	4,393	(3,515)	8,598
Interest expense, net of amounts capitalized	(8,553)	(100,529)	(97,607)	3,515	(203,174)
Other income (expense)	(39)	(432)	4,886	—	4,415
Loss on early retirement of debt	—	—	(4,022)	—	(4,022)
Income from equity investment in subsidiaries	54,048	44,239	—	(98,287)	—

Income (loss) before income taxes	(16,094)	51,974	38,071	(98,287)	(24,336)
Income tax benefit (provision)	(3,936)	2,074	1,970	—	108

Net income (loss)	(20,030)	54,048	40,041	(98,287)	(24,228)
Noncontrolling interest	—	—	4,198	—	4,198

Net income (loss) attributable to Las Vegas Sands Corp.	$(20,030)	$54,048	$44,239	$(98,287)	$(20,030)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$55,499	$(26,298)	$278,645	$—	$307,846

Cash flows from investing activities:
Capital expenditures	(1,741)	(81,313)	(939,480)	—	(1,022,534)
Change in restricted cash	—	(49)	3,870	—	3,821
Dividends received from Guarantor Subsidiaries	3,026,662	—	—	(3,026,662)	—
Notes receivable to non-guarantor subsidiaries	(20,000)	—	—	20,000	—
Intercompany receivables to non-guarantor subsidiaries	(55,000)	(128,143)	—	183,143	—
Repayments of receivable from Guarantor Subsidiaries	11,151	—	—	(11,151)	—
Repayments of receivable from non-guarantor subsidiaries	—	23,511	—	(23,511)	—
Capital contributions to subsidiaries	(3,258,015)	(66,166)	—	3,324,181	—

Net cash used in investing activities	(296,943)	(252,160)	(935,610)	466,000	(1,018,713)

Cash flows from financing activities:
Dividends paid to preferred stockholders	(47,997)	—	—	—	(47,997)
Purchase of treasury stock	(13)	—	—	—	(13)
Capital contributions received	—	3,258,015	66,166	(3,324,181)	—
Dividends paid to Las Vegas Sands Corp.	—	(3,026,662)	—	3,026,662	—
Borrowings from Las Vegas Sands Corp.	—	—	75,000	(75,000)	—
Borrowings from Guarantor Subsidiaries	—	—	128,143	(128,143)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(11,151)	—	11,151	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(23,511)	23,511	—
Proceeds from Singapore permanent facilities	—	—	494,492	—	494,492
Proceeds from ferry financing	—	—	9,887	—	9,887
Repayments on Macau credit facility	—	—	(137,537)	—	(137,537)
Repayments on senior secured credit facility	—	(20,000)	—	—	(20,000)
Repayments on Singapore permanent facilities	—	—	(17,992)	—	(17,992)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on FF&E facility and other long-term debt	—	(16,700)	(563)	—	(17,263)
Contribution from noncontrolling interest	—	—	41	—	41
Payments of deferred financing costs	—	(2,872)	(1,559)	—	(4,431)

Net cash provided by (used in) financing activities	(49,854)	180,630	592,567	(466,000)	257,343

Effect of exchange rate on cash	—	—	394	—	394

Decrease in cash and cash equivalents	(291,298)	(97,828)	(64,004)	—	(453,130)
Cash and cash equivalents at beginning of period	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of period	$3,265	$2,188,997	$392,771	$—	$2,585,033

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by operating activities	$18,232	$62,986	$112,174	$—	$193,392

Cash flows from investing activities:
Capital expenditures	(11,410)	(382,515)	(1,516,406)	—	(1,910,331)
Change in restricted cash	—	437	250,155	—	250,592
Deposit for potential gaming application included in other assets	—	—	(25,000)	—	(25,000)
Intercompany notes receivable to non-guarantor subsidiaries	—	(31,519)	—	31,519	—
Intercompany receivables to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivables to non-guarantor subsidiaries	(25,000)	(654,944)	—	679,944	—
Repayment of receivables from Guarantor Subsidiaries	82,286	—	—	(82,286)	—
Capital contributions to subsidiaries	—	(11,638)	—	11,638	—

Net cash provided by (used in) investing activities	10,876	(1,080,179)	(1,291,251)	675,815	(1,684,739)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,434	—	—	—	6,434
Excess tax benefits from stock-based compensation	1,631	—	—	—	1,631
Capital contributions received	—	—	11,638	(11,638)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	25,000	(60,000)	—
Borrowings from Guarantor Subsidiaries	—	—	686,463	(686,463)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(82,286)	—	82,286	—
Proceeds from Singapore permanent facilities	—	—	1,417,936	—	1,417,936
Proceeds from senior secured credit facility	—	1,050,000	—	—	1,050,000
Proceeds from Macau credit facility	—	—	201,800	—	201,800
Proceeds from ferry financing	—	—	154,971	—	154,971
Proceeds from FF&E facility and other long-term debt	—	105,584	25,612	—	131,196
Repayments on Singapore bridge facility	—	—	(1,356,807)	—	(1,356,807)
Repayments on senior secured credit facility	—	(315,000)	—	—	(315,000)
Repayments on FF&E facility and other long-term debt	—	(8,350)	(7,138)	—	(15,488)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928	—	—	243,928
Payments of deferred financing costs	(294)	(15)	(90,429)	—	(90,738)

Net cash provided by financing activities	5,927	1,028,861	1,069,046	(675,815)	1,428,019

Effect of exchange rate on cash	—	—	7,948	—	7,948

Increase (decrease) in cash and cash equivalents	35,035	11,668	(102,083)	—	(55,380)
Cash and cash equivalents at beginning of period	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of period	$108,524	$141,352	$551,894	$—	$801,770

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We view each of our casino properties as an operating segment. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Our operating segments in the Macau Special Administrative Region of the People’s Republic of China (“Macau”) consist of the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao (the “Four Seasons Macao”) and other ancillary operations in that region (“Other Asia”).

United States

Las Vegas Operating Properties

Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design reminiscent of affluent Italian living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Clubtm offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; an entertainment center; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.

Approximately 64.2% and 64.1% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2009 and 2008, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 35.8% and 35.9%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, especially during mid-week periods.

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

On May 22, 2009, we opened the casino component of Sands Bethlehem, featuring 3,000 slot machines (with the ability to increase to 5,000 slot machines six months after the opening date) and several food and beverage offerings, as well as the parking garage and surface parking. Construction activities on the remaining components of the 124-acre development, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve. As of June 30, 2009, we have capitalized construction costs of $561.7 million for this project (including $84.1 million in outstanding construction payables). We expect to spend approximately $110 million on additional costs to complete the site for delay, furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty. Approximately 89.6% of the gross revenue at the Sands Bethlehem for the period ended June 30, 2009, was derived from gaming activities, with the remainder primarily derived from food and beverage services.

Macau

We own and operate the Sands Macao, the first Las Vegas-style casino in Macau, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater; and other high-end services and amenities. Approximately 92.9% and 92.4% of the gross revenue at the Sands Macao for the six months ended June 30, 2009 and 2008, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.

We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macau. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel tower with over 2,900 suites; a casino floor of approximately 550,000 square feet; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 81.7% and 80.5% of the gross revenue at The Venetian Macao for the six months ended June 30, 2009 and 2008, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.

On August 28, 2008, we opened the Four Seasons Macao, which is adjacent to The Venetian Macao. The Four Seasons Macao features 360 rooms and suites managed by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apartment hotel units and common areas. We intend to sell shares in the subsidiary that will own the Four Seasons Apartments, which shares will entitle the holder to the exclusive use of a unit within the Four Seasons Apartments. Approximately 72.0% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2009, was derived from gaming activities, with the remainder primarily derived from mall revenues and other non-gaming sources.

Development Projects

Given the challenging conditions in the capital markets and the global economy and their impact on our ongoing operations, we revised our development plan to suspend portions of our development projects and focus our development efforts on those projects with the highest rates of expected return on invested capital. Should general economic conditions fail to improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or under our management contracts with certain hotel management companies.

United States Development Project

St. Regis Residences

We had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located between The Palazzo and The Venetian Las Vegas on the Las Vegas Strip. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when these conditions improve and expect that it will take approximately 18 months from that point to complete construction of the project. As of June 30, 2009, we have capitalized construction costs of $183.0 million for this project (including $10.1 million in outstanding construction payables). We expect to spend approximately $20 million on additional costs to prepare the site for delay and to complete construction of the podium portion (which is part of The Shoppes at The Palazzo and includes already leased retail and entertainment space), and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macau Development Projects

We submitted plans to the Macau government for our other Cotai Strip developments, which represent five integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5, 6, 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. We had commenced construction or pre-construction for these five parcels and planned to own and operate all of the gaming areas in these developments under our Macau gaming subconcession. In addition, we were completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We intended to develop our other Cotai Strip properties as follows:

•	Parcels 5 and 6 were intended to include multi-hotel complexes with a total of approximately 6,400 luxury and mid-scale hotel rooms, a casino, a shopping mall and approximately 320 serviced luxury apartment hotel units. We will own the entire development and have entered into management agreements with Shangri-La Hotels and Resorts (“Shangri-La”) to manage two hotels under its Shangri-La and Traders brands, and Starwood Hotels & Resorts Worldwide (“Starwood”) to manage hotels under its Sheraton brand and a hotel and serviced luxury apartment hotel under its St. Regis brand. Under our revised development plan, we intend to sequence the construction of our project due to difficulties in the capital markets and the overall decline in general economic conditions. Phase I of the project includes the Shangri-La and Traders tower and the two Sheraton towers, along with the podium that encompasses gaming areas, associated public areas, portions of the shopping mall, meeting space and a theater. Phase II of the project includes the St. Regis tower, along with additional meeting space and completion of the shopping mall. We have suspended construction of phase I while we pursue project-level financing; however, there can be no assurance that such financing will be obtained. We expect that if and when financing is obtained, it will take several months to mobilize and then approximately 12 to 18 months from that point to complete construction of phase I. Construction of phase II of the project has been suspended until conditions in the capital markets and general economic conditions improve. As of June 30, 2009, we have capitalized construction costs of $1.72 billion for this project (including $155.0 million in outstanding construction payables). We expect to spend approximately $420 million on additional costs to prepare the site for delay and to pay outstanding construction payables, as noted above. The impact of the revised development plan on the estimated overall cost of the project is currently not determinable with certainty. Our management agreements with Shangri-La and Starwood impose certain construction deadlines and opening obligations on us, and certain past and/or anticipated delays, as described above, may represent a default under one or more of these agreements, allow the hotel management companies to terminate their agreement and/or may subject us to penalties.

•	Parcels 7 and 8 were intended to include multi-hotel complexes with luxury and mid-scale hotel rooms, a casino, a shopping mall and serviced luxury apartment hotel units. We will own the entire development and have entered into non-binding agreements with Hilton Hotels to manage Hilton and Conrad brand hotels and serviced luxury apartment hotel units on parcel 7 and Fairmont Raffles Holdings to manage Fairmont and Raffles brand hotels and serviced luxury apartment hotel units on parcel 8. We had commenced pre-construction and have capitalized construction costs of $115.7 million as of June 30, 2009. We intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•	For parcel 3, we have signed a non-binding memorandum of agreement with an independent developer and a non-binding letter of intent with Intercontinental Hotels Group to manage hotels under the Intercontinental and Holiday Inn International brands, and serviced luxury apartment hotel units under the Intercontinental brand. In total, the multi-hotel complex was intended to include a casino, a shopping mall and the serviced luxury apartment hotels units. We had commenced pre-construction and have capitalized construction costs of $35.6 million as of June 30, 2009. We intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of June 30, 2009, we have capitalized an aggregate of $5.47 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao. We will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

We have received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concession, which has an initial term of 25 years and is renewable at our option in accordance with Macau law, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in eight semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macau government amended our land concession to allow us to subdivide the parcel into four separate units under Macau’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas.

We do not yet have all of the necessary Macau government approvals to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3, as previously noted, but have yet to be granted land concessions for parcels 5, 6, 7 and 8. We are in the process of negotiating with the Macau government to obtain the land concession for parcels 5 and 6, and will subsequently negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $1.83 billion in capitalized costs, as of June 30, 2009, related to our developments on parcels 5, 6, 7 and 8.

Under our land concession for parcels 1, 2 and 3, we are required to complete the development of parcel 3 by August 2011. We believe that if we are not able to complete the development of parcel 3 by the deadline, we will be able to obtain an extension from the Macau government; however, no assurances can be given that an extension will be granted. If we are unable to meet the August 2011 deadline and that deadline is not extended or the portion of the land concession related to parcel 3 is not separated from parcels 1 and 2, we could lose our land concession for parcels 1, 2 and 3, which would prohibit us from continuing to operate The Venetian Macao, Four Seasons Macao or any other facilities developed under the land concession. As a result, we could forfeit all or a substantial portion of our $3.64 billion in capitalized costs, as of June 30, 2009, related to our developments on parcels 1, 2 and 3.

Singapore Development Project

Our wholly-owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. We are continuing to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. As of June 30, 2009, we have capitalized 4.28 billion Singapore dollars (“SGD,” approximately $2.94 billion at exchange rates in effect on June 30, 2009) in costs for this project, including the land premium and SGD 541.9 million (approximately $372.6 million at exchange rates in effect on June 30, 2009) in outstanding construction payables. We expect to spend approximately SGD 4.1 billion (approximately $2.8 billion at exchange rates in effect on June 30, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above; approximately SGD 1.7 billion (approximately $1.1 billion at exchange rates in effect on June 30, 2009) is expected to be spent in 2009. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we are targeting to open a majority of the project in the first quarter of 2010.

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

There were no newly identified significant accounting estimates in the six months ended June 30, 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our 2008 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)

Net revenues	$1,058,700	$1,112,114	(4.8)%	$2,137,762	$2,191,137	(2.4)%
Operating expenses	1,230,045	1,038,832	18.4%	2,272,828	2,021,290	12.4%
Operating income (loss)	(171,345)	73,282	(333.8)%	(135,066)	169,847	(179.5)%
Loss before income taxes	(232,751)	(15,776)	1375.3%	(267,784)	(24,336)	1000.4%
Net loss	(178,263)	(12,994)	1271.9%	(214,109)	(24,228)	783.7%
Net loss attributable to Las Vegas Sands Corp.	(175,940)	(8,796)	1900.2%	(210,546)	(20,030)	951.2%

	Percent of Net Revenues
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Operating expenses	116.2%	93.4%	106.3%	92.2%
Operating income (loss)	(16.2)%	6.6%	(6.3)%	7.8%
Loss before income taxes	(22.0)%	(1.4)%	(12.5)%	(1.1)%
Net loss	(16.8)%	(1.2)%	(10.0)%	(1.1)%
Net loss attributable to Las Vegas Sands Corp.	(16.6)%	(0.8)%	(9.8)%	(0.9)%

Operating Results

Key operating revenue measurements

Operating revenues at our Las Vegas Operating Properties, The Venetian Macao and Four Seasons Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for the Sands Macao; revenues at Sands Macao, as well as Sands Bethlehem, are principally driven by casino customers who visit the property on a daily basis.

The following are the key measurements we use to evaluate operating revenue:

Casino revenue measurements for the U.S.:  Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of drop of 20.0% to 22.0% and slot machines produce a statistical average win percentage (calculated before slot club cash incentives) as measured as a percentage of handle generally between 6.0% and 7.0%.

Casino revenue measurements for Macau:  Macau table games are segregated into two groups, consistent with the Macau market’s convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered. The volume measurement for Non-Rolling Chip play is table games drop as previously described. Rolling Chip volume and Non-Rolling Chip volume are not equivalent as Rolling Chip volume is a measure of amounts wagered versus dropped. Rolling Chip volume is substantially higher than table games drop. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.

We view Rolling Chip table games win as a percentage of Rolling Chip volume and Non-Rolling Chip table games win as a percentage of drop. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games in Macau, our Rolling Chip table games win percentage (calculated before discounts and commissions) as measured as a percentage of Rolling Chip volume is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of drop of 18.0% to 20.0%. Similar to Las Vegas, our Macau slot machines produce a statistical average win percentage as measured as a percentage of handle of generally between 6.0% and 7.0%.

Actual win may vary from the statistical average.  Generally, slot machine play is conducted on a cash basis. Credit-based wagering for our Las Vegas properties was approximately 53.2% of table games revenues for the six months ended June 30, 2009. Table games play at our Macau properties is conducted primarily on a cash basis with only 29.5% on a credit basis for the six months ended June 30, 2009; however, this percentage is expected to increase as we increase the credit extended to our junkets.

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

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended June 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)

Casino	$798,053	$804,274	(0.8)%
Rooms	161,969	195,689	(17.2)%
Food and beverage	87,087	98,050	(11.2)%
Convention, retail and other	95,885	88,700	8.1%

	1,142,994	1,186,713	(3.7)%
Less — promotional allowances	(84,294)	(74,599)	13.0%

Total net revenues	$1,058,700	$1,112,114	(4.8)%

Consolidated net revenues were $1.06 billion for the three months ended June 30, 2009, a decrease of $53.4 million as compared to $1.11 billion for the three months ended June 30, 2008. The decrease in revenues reflects the decline in global economic conditions, which affected all areas of our operations. The decrease was partially offset by a full quarter of revenues from the Four Seasons Macao, which opened in August 2008, and an increase in our passenger ferry service operations in Macau.

Casino revenues decreased $6.2 million as compared to the three months ended June 30, 2008. Casino revenues at Sands Macao and The Venetian Macao decreased $32.8 million and $35.6 million, respectively, driven primarily by a decrease in table games volume at Sands Macao and a decrease in the Rolling Chip win percentage at The Venetian Macao. A $7.4 million decrease at our Las Vegas Operating Properties was driven by a decrease in table games volume and slot handle, offset by an increase in hold percentage. These decreases were offset by revenues of $39.6 million attributable to the Four Seasons Macao and $30.0 million attributable to Sands Bethlehem, which opened in May 2009. The following table summarizes the results of our casino revenue activity:

	Three Months Ended June 30,
	2009	2008	Change
	(Dollars in thousands)

Sands Macao
Total casino revenues	$229,402	$262,229	(12.5)%
Non-Rolling Chip table games drop	$595,548	$657,722	(9.5)%
Non-Rolling Chip table games win percentage	19.4%	19.5%	(0.1	)pts
Rolling Chip volume	$4,711,445	$6,181,379	(23.8)%
Rolling Chip win percentage	2.90%	2.82%	0.08	pts
Slot handle	$299,812	$260,494	15.1%
Slot hold percentage	6.5%	8.1%	(1.6	)pts
The Venetian Macao
Total casino revenues	$380,024	$415,557	(8.6)%
Non-Rolling Chip table games drop	$768,905	$851,551	(9.7)%
Non-Rolling Chip table games win percentage	24.8%	20.3%	4.5	pts
Rolling Chip volume	$9,896,202	$9,892,814	0.0%
Rolling Chip win percentage	2.28%	3.01%	(0.73	)pts
Slot handle	$535,310	$447,019	19.8%
Slot hold percentage	7.5%	8.1%	(0.6	)pts
Four Seasons Macao
Total casino revenues	$39,593	$—	—%
Non-Rolling Chip table games drop	$80,777	$—	—%
Non-Rolling Chip table games win percentage	27.3%	—%	—	pts
Rolling Chip volume	$566,060	$—	—%
Rolling Chip win percentage	3.27%	—%	—	pts
Slot handle	$56,099	$—	—%
Slot hold percentage	6.0%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$119,068	$126,488	(5.9)%
Table games drop	$386,124	$408,224	(5.4)%
Table games win percentage	19.3%	20.5%	(1.2	)pts
Slot handle	$668,625	$916,064	(27.0)%
Slot hold percentage	7.2%	5.5%	1.7	pts
Sands Bethlehem
Total casino revenues	$29,966	$—	—%
Slot handle	$369,594	$—	—%
Slot hold percentage	8.1%	—%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues decreased $33.7 million as compared to the three months ended June 30, 2008. Room revenues decreased as room rates were reduced to maintain occupancy at our Las Vegas Operating Properties and at The Venetian Macao. This decrease was partially offset by revenues attributable to Four Seasons Macao of $4.2 million.

The suites at Sands Macao are primarily provided as comps to casino patrons and therefore revenues of $6.4 million and $6.8 million for the three months ended June 30, 2009 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity:

	Three Months Ended June 30,
	2009	2008	Change
	(Room revenues in thousands)

Las Vegas Operating Properties
Total room revenues	$112,821	$142,425	(20.8)%
Average daily room rate	$196	$244	(19.7)%
Occupancy rate	90.0%	91.6%	(1.6	)pts
Revenue per available room	$176	$224	(21.4)%
The Venetian Macao
Total room revenues	$38,460	$46,483	(17.3)%
Average daily room rate	$201	$225	(10.7)%
Occupancy rate	76.2%	80.2%	(4.0	)pts
Revenue per available room	$153	$180	(15.0)%
Four Seasons Macao
Total room revenues	$4,244	$—	—%
Average daily room rate	$291	$—	—%
Occupancy rate	44.5%	—%	—	pts
Revenue per available room	$130	$—	—%

Food and beverage revenues decreased $11.0 million as compared to the three months ended June 30, 2008. Of the decrease, $9.4 million was attributable to our Las Vegas Operating Properties, due primarily to a decrease in banquet and in-suite dining operations.

Convention, retail and other revenues increased $7.2 million as compared to the three months ended June 30, 2008. The increase is due primarily to an increase of $8.7 million driven by our passenger ferry service operations in Macau as we increased the frequency of sailings and commenced night sailings in the summer of 2008, as well as $6.6 million attributable to the mall at Four Seasons Macao. These increases were partially offset by decreases at our Las Vegas Operating Properties, Sands Macao and The Venetian Macao due to the decline in economic conditions.

Operating Expenses

Our operating expenses consisted of the following:

	Three Months Ended June 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)

Casino	$532,476	$539,626	(1.3)%
Rooms	31,524	39,946	(21.1)%
Food and beverage	44,819	49,503	(9.5)%
Convention, retail and other	63,234	50,642	24.9%
Provision for doubtful accounts	20,707	5,969	246.9%
General and administrative	123,800	147,906	(16.3)%
Corporate expense	64,307	33,602	91.4%
Rental expense	7,877	8,072	(2.4)%
Pre-opening expense	41,830	38,103	9.8%
Development expense	10	4,459	(99.8)%
Depreciation and amortization	143,633	119,101	20.6%
Impairment loss	151,175	—	—%
Loss on disposal of assets	4,653	1,903	144.5%

Total operating expenses	$1,230,045	$1,038,832	18.4%

Operating expenses were $1.23 billion for the three months ended June 30, 2009, an increase of $191.2 million as compared to the three months ended June 30, 2008. The increase in operating expenses was primarily attributable to recognizing impairment losses, a legal settlement and increases in our provision for doubtful accounts and depreciation and amortization costs, as more fully described below.

Casino expenses decreased $7.2 million as compared to the three months ended June 30, 2008. The decrease was driven by the decrease in casino revenues noted above and our cost-cutting measures, including a decrease of $21.3 million and $21.0 million in the 39.0% gross win tax on casino revenues at Sands Macao and The Venetian Macao, respectively, and a decrease of $9.2 million at our Las Vegas Operating Properties. These decreases were offset by $27.8 million and $21.0 million in casino expenses at Four Seasons Macao and Sands Bethlehem, respectively.

Room expense decreased $8.4 million and food and beverage expense decreased $4.7 million as compared to the three months ended June 30, 2008. These decreases were driven by the associated decreases in the related revenues described above, as well as our cost-cutting measures.

Convention, retail and other expense increased $12.6 million as compared to the three months ended June 30, 2008. Of the increase, $7.3 million was driven by the increase in our passenger ferry service operations in Macau and $1.6 million was attributable to the Four Seasons Macao.

The provision for doubtful accounts was $20.7 million for the three months ended June 30, 2009, as compared to $6.0 million for the three months ended June 30, 2008. The increase was due primarily to an $8.3 million increase in provisions for gaming receivables and a $4.6 million increase in provisions for mall receivables, primarily due to the current economic conditions. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses decreased $24.1 million as compared to the three months ended June 30, 2008. A $38.5 million decrease across our operating properties was driven by our cost-cutting measures, with $12.4 million and $13.3 million at our Las Vegas Operating Properties and The Venetian Macao, respectively. The decrease was partially offset by expenses of $7.6 million and $6.8 million attributable to Four Season Macao and Sands Bethlehem, respectively.

Corporate expense increased $30.7 million as compared to the three months ended June 30, 2008. The increase was attributable to a $42.5 million legal settlement (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies”), partially offset by decreases of $6.6 million in payroll-related expenses and $5.2 million of other corporate general and administrative costs driven by our cost-cutting measures.

Pre-opening expenses were $41.8 million for the three months ended June 30, 2009, as compared to $38.1 million for the three months ended June 30, 2008. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2009, were primarily related to activities at Marina Bay Sands and Sands Bethlehem, as well as costs associated with suspension activities at our other Cotai Strip properties. Development expenses, which were not material during the three months ended June 30, 2009 and 2008, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $24.5 million as compared to the three months ended June 30, 2008. The increase was primarily the result of the openings of Four Seasons Macao and Sands Bethlehem, which contributed $12.7 million and $3.1 million, respectively, in depreciation expense. Additionally, increases of $3.9 million and $2.4 million were attributable to The Venetian Macao and The Palazzo, respectively, as both properties had unopened areas during the three months ended June 30, 2008.

Impairment loss was $151.2 million for the three months ended June 30, 2009, of which $94.0 million related to a reduction in the expected proceeds to be received from the sale of The Shoppes at The Palazzo and $57.2 million related to our indefinite suspension of plans to expand the Sands Expo Center (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net”).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, impairment loss, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net loss):

	Three Months Ended June 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)

United States:
Las Vegas Operating Properties	$78,110	$106,620	(26.7)%
Sands Bethlehem	2,837	—	—%
Macau:
Sands Macao	61,049	54,074	12.9%
The Venetian Macao	109,974	140,155	(21.5)%
Four Season Macao	5,563	—	—%
Other Asia	(9,891)	(12,976)	(23.8)%

Total adjusted EBITDAR	$247,642	$287,873	(14.0)%

Adjusted EBITDAR across our operating properties includes the savings benefits from our cost-cutting measures, which management expects to generate approximately $500 million in total annualized savings across our operations, driven primarily by decreases in payroll-related expenses. These cost-cutting measures, which we anticipate will be fully implemented by the end of 2009, are expected to generate annualized savings of approximately $200 million in Las Vegas and approximately $300 million in Macau. Management believes that these cost savings will provide enhanced operating leverage once the global economy improves.

Adjusted EBITDAR at our Las Vegas Operating Properties decreased $28.5 million as compared to the three months ended June 30, 2008. The decrease was primarily due to a decrease in net revenues of $57.4 million, partially offset by decreases in the associated operating expenses and the decrease of $12.4 million in general and administrative expenses driven by our cost-cutting measures, of which $5.9 million were payroll-related expenses.

Adjusted EBITDAR at Sands Macao increased $7.0 million as compared to the three months ended June 30, 2008. The increase was primarily due to a $6.5 million decrease in general and administrative expenses driven by our cost-cutting measures, as decreases in revenues were offset by decreases in the associated operating expenses.

Adjusted EBITDAR at The Venetian Macao decreased $30.2 million as compared to the three months ended June 30, 2008. The decrease was primarily due to a decrease in net revenues of $50.5 million, partially offset by decreases in the associated operating expenses and the decrease in general and administrative expenses of $13.3 million driven by our cost-cutting measures, of which $8.0 million were payroll-related expenses.

Adjusted EBITDAR in our Other Asia segment increased $3.1 million as compared to the three months ended June 30, 2008. As previously described, our passenger ferry service operations increased due to the increased number of sailings.

Adjusted EBITDAR at Four Seasons Macao and Sands Bethlehem do not have a comparable prior-year period. Results of the operations of Four Seasons Macao and Sands Bethlehem are as previously described.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$78,989	$120,111
Less — capitalized interest	(14,118)	(31,637)

Interest expense, net	$64,871	$88,474

Cash paid for interest	$70,823	$108,053
Average total debt balance	$10,636,528	$8,584,174
Weighted average interest rate	2.97%	5.60%

Interest cost decreased $41.1 million as compared to the three months ended June 30, 2008, resulting from a decrease in the weighted average interest rate, partially offset by an increase in our average long-term debt balances. Capitalized interest decreased $17.5 million as compared to June 30, 2008, primarily due to the suspension of our Cotai Strip developments, the completion of Four Seasons Macao and the decrease in the weighted average interest rate. Leasehold interest in land payments made in Macau and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Other income was $0.8 million for the three months ended June 30, 2009, as compared to other expense of $3.7 million for the three months ended June 30, 2008. The income during the three months ended June 30, 2009, was primarily attributable to $1.2 million of foreign exchange gains, partially offset by a decrease of $0.1 million in the fair value of our interest rate cap agreements held in Singapore.

Our effective income tax rate was a beneficial rate of 23.4% for the three months ended June 30, 2009, as compared to a beneficial rate of 17.6% for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009, includes a tax benefit related to domestic impairments of property and equipment, and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable net operating losses in foreign jurisdictions unfavorably impacted our effective tax rate.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Operating Revenues

Our net revenues consisted of the following:

	Six Months Ended June 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)

Casino	$1,595,978	$1,599,715	(0.2)%
Rooms	336,357	386,378	(12.9)%
Food and beverage	174,395	181,290	(3.8)%
Convention, retail and other	209,372	167,558	25.0%

	2,316,102	2,334,941	(0.8)%
Less — promotional allowances	(178,340)	(143,804)	24.0%

Total net revenues	$2,137,762	$2,191,137	(2.4)%

Consolidated net revenues were $2.14 billion for the six months ended June 30, 2009, a decrease of $53.4 million as compared to $2.19 billion for the six months ended June 30, 2008. The decrease in revenues reflects the decline in global economic conditions, which affected all areas of our operations. The decrease was partially offset by a full six months of revenues from the Four Seasons Macao, which opened in August 2008, and an increase in our passenger ferry service operations in Macau.

Casino revenues decreased $3.7 million as compared to the six months ended June 30, 2008. Casino revenues at Sands Macao decreased $77.7 million driven primarily by a decrease in table games volume and The Venetian Macao decreased $5.6 million driven by a decrease in Rolling Chip win percentage, partially offset by an increase in Non-Rolling Chip win percentage. A $25.4 million decrease at our Las Vegas Operating Properties was driven primarily by a decrease in table games win percentage. These decreases were offset by $75.0 million and $30.0 million attributable to the openings of Four Seasons Macao and Sands Bethlehem, respectively. The following table summarizes the results of our casino revenue activity:

	Six Months Ended June 30,
	2009	2008	Change
	(Dollars in thousands)

Sands Macao
Total casino revenues	$448,876	$526,589	(14.8)%
Non-Rolling Chip table games drop	$1,208,412	$1,381,277	(12.5)%
Non-Rolling Chip table games win percentage	19.1%	19.8%	(0.7	)pts
Rolling Chip volume	$9,845,293	$11,789,777	(16.5)%
Rolling Chip win percentage	2.74%	2.69%	0.05	pts
Slot handle	$577,248	$513,992	12.3%
Slot hold percentage	6.7%	8.2%	(1.5	)pts
The Venetian Macao
Total casino revenues	$793,252	$798,806	(0.7)%
Non-Rolling Chip table games drop	$1,623,251	$1,731,621	(6.3)%
Non-Rolling Chip table games win percentage	23.2%	19.9%	3.3	pts
Rolling Chip volume	$18,590,090	$18,599,824	(0.1)%
Rolling Chip win percentage	2.69%	2.99%	(0.30	)pts
Slot handle	$1,093,814	$819,938	33.4%
Slot hold percentage	7.5%	8.3%	(0.8	)pts
Four Seasons Macao
Total casino revenues	$74,997	$—	—%
Non-Rolling Chip table games drop	$167,489	$—	—%
Non-Rolling Chip table games win percentage	25.2%	—%	—	pts
Rolling Chip volume	$1,125,178	$—	—%
Rolling Chip win percentage	3.18%	—%	—	pts
Slot handle	$100,022	$—	—%
Slot hold percentage	5.7%	—%	—	pts
Las Vegas Operating Properties
Total casino revenues	$248,887	$274,320	(9.3)%
Table games drop	$830,571	$864,803	(4.0)%
Table games win percentage	20.0%	23.1%	(3.1	)pts
Slot handle	$1,374,526	$1,732,283	(20.7)%
Slot hold percentage	7.1%	5.7%	1.4	pts
Sands Bethlehem
Total casino revenues	$29,966	$—	—%
Slot handle	$369,594	$—	—%
Slot hold percentage	8.1%	—%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues decreased $50.0 million as compared to the six months ended June 30, 2008. Room revenues decreased as room rates were reduced to maintain occupancy at our Las Vegas Operating Properties and at The Venetian Macao. This decrease was partially offset by revenues attributable to Four Seasons Macao of $7.9 million. The suites at Sands Macao are primarily provided as comps to casino patrons and therefore revenues of $13.1 million and $13.5 million for the six months ended June 30, 2009 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room revenue activity:

	Six Months Ended June 30,
	2009	2008	Change
	(Room revenues in thousands)

Las Vegas Operating Properties
Total room revenues	$235,770	$278,666	(15.4)%
Average daily room rate	$205	$253	(19.0)%
Occupancy rate	90.4%	89.1%	1.3	pts
Revenue per available room	$185	$226	(18.1)%
The Venetian Macao
Total room revenues	$79,533	$94,173	(15.5)%
Average daily room rate	$209	$228	(8.3)%
Occupancy rate	76.7%	79.4%	(2.7	)pts
Revenue per available room	$160	$181	(11.6)%
Four Seasons Macao
Total room revenues	$7,935	$—	—%
Average daily room rate	$293	$—	—%
Occupancy rate	41.5%	—%	—	pts
Revenue per available room	$122	$—	—%

Food and beverage revenues decreased $6.9 million as compared to the six months ended June 30, 2008. Revenues decreased $16.4 million across our operating properties, with $8.0 million of the decrease at Sands Macao. This decrease was partially offset by revenues attributable to Four Seasons Macao of $6.5 million and Sands Bethlehem of $3.0 million.

Convention, retail and other revenues increased $41.8 million as compared to the six months ended June 30, 2008. The increase is due primarily to an increase of $21.8 million driven by our passenger ferry service operations in Macau as we increased the frequency of sailings and commenced night sailings in the summer of 2008, as well as $14.7 million attributable to the mall at Four Seasons Macao.

Operating Expenses

Our operating expenses consisted of the following:

	Six Months Ended June 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)

Casino	$1,081,373	$1,059,094	2.1%
Rooms	65,291	80,227	(18.6)%
Food and beverage	87,461	90,543	(3.4)%
Convention, retail and other	122,477	95,609	28.1%
Provision for doubtful accounts	41,717	14,101	195.8%
General and administrative	245,103	290,859	(15.7)%
Corporate expense	87,731	59,139	48.3%
Rental expense	15,806	17,136	(7.8)%
Pre-opening expense	86,764	64,693	34.1%
Development expense	264	10,351	(97.4)%
Depreciation and amortization	282,882	232,514	21.7%
Impairment loss	151,175	—	—%
Loss on disposal of assets	4,784	7,024	(31.9)%

Total operating expenses	$2,272,828	$2,021,290	12.4%

Operating expenses were $2.27 billion for the six months ended June 30, 2009, an increase of $251.5 million as compared to $2.02 billion for the six months ended June 30, 2008. The increase in operating expenses was primarily attributable to recognizing impairment losses, a legal settlement and increases in our passenger ferry service operations, provision for doubtful accounts, pre-opening expenses, and depreciation and amortization costs, as more fully described below.

Casino expenses increased $22.3 million as compared to the six months ended June 30, 2008. The increase was attributable to the openings of Four Seasons Macao and Sands Bethlehem, which contributed $53.5 million and $21.0 million in casino expenses, respectively. This increase was partially offset by decreases driven by the decrease in casino revenues noted above and our cost-cutting measures, including a decrease of $38.2 million and $5.1 million in the 39.0% gross win tax on casino revenues at Sands Macao and The Venetian Macao, respectively, and a decrease of $11.2 million at our Las Vegas Operating Properties.

Rooms expense decreased $14.9 million and food and beverage expense decreased $3.1 million as compared to the six months ended June 30, 2008. These decreases were driven by the associated decreases in the related revenues described above, as well as our cost-cutting measures.

Convention, retail and other expense increased $26.9 million as compared to the six months ended June 30, 2008. Of the increase, $18.1 million was driven by the increase in our passenger ferry service operations in Macau and $3.6 million was attributable to the opening of Four Seasons Macao.

The provision for doubtful accounts was $41.7 million for the six months ended June 30, 2009, compared to $14.1 million for the six months ended June 30, 2008. The increase was due primarily to a $20.1 million increase in provisions for gaming receivables, driven by a $9.0 million provision for one customer and an increase due to the current economic conditions. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses decreased $45.8 million as compared to the six months ended June 30, 2008. The decrease was primarily attributable to a $68.0 million decrease across our operating properties driven by our cost-cutting measures, with $28.1 million at The Venetian Macao. The decrease was partially offset by expenses of $15.4 million and $6.8 million at Four Season Macao and Sands Bethlehem, respectively.

Corporate expense increased $28.6 million as compared to the six months ended June 30, 2008. The increase was attributable to a $42.5 million legal settlement (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies”) and a related increase in legal fees of $3.2 million, partially offset by decreases of $7.5 million in payroll-related expenses and $9.6 million of other corporate general and administrative costs driven by our cost-cutting measures.

Pre-opening expenses were $86.8 million for the six months ended June 30, 2009, as compared to $64.7 million for the six months ended June 30, 2008. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2009, were primarily related to activities at Marina Bay Sands and Sands Bethlehem, as well as costs associated with suspension activities at our other Cotai Strip properties. Development expenses, which were not material for the six months ended June 30, 2009 and 2008, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $50.4 million as compared to the six months ended June 30, 2008. The increase was primarily the result of the openings of Four Seasons Macao and Sands Bethlehem, which contributed $24.6 million and $3.1 million, respectively, in depreciation expense. Additionally, increases of $7.0 million and $9.1 million were attributable to The Venetian Macao and The Palazzo, respectively, as both properties had unopened areas during the six months ended June 30, 2008.

Impairment loss was $151.2 million for the six months ended June 30, 2009, of which $94.0 million related to a reduction in the expected proceeds to be received from the sale of The Shoppes at The Palazzo and $57.2 million related to our indefinite suspension of plans to expand the Sands Expo Center (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net”).

Adjusted EBITDAR

Adjusted EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on early retirement of debt, impairment loss, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted EBITDAR to net loss:

	Six Months Ended June 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)

United States:
Las Vegas Operating Properties	$167,884	$229,181	(26.7)%
Sands Bethlehem	2,837	—	—%
Macau:
Sands Macao	111,407	119,692	(6.9)%
The Venetian Macao	231,460	250,490	(7.6)%
Four Seasons Macao	9,931	—	—%
Other Asia	(15,901)	(23,238)	(31.6)%

Total adjusted EBITDAR	$507,618	$576,125	(11.9)%

Adjusted EBITDAR across our operating properties includes the savings benefits from our cost-cutting measures, which management expects to generate approximately $500 million in total annualized savings across our operations, driven primarily by decreases in payroll-related expenses. These cost-cutting measures, which we anticipate will be fully implemented by the end of 2009, are expected to generate annualized savings of approximately $200 million in Las Vegas and approximately $300 million in Macau. Management believes that these cost savings will provide enhanced operating leverage once the global economy improves.

Adjusted EBITDAR at our Las Vegas Operating Properties decreased $61.3 million as compared to the six months ended June 30, 2008. The decrease was primarily due to a decrease in net revenues of $91.5 million, partially offset by decreases in the associated operating expenses and a decrease of $13.3 million in general and administrative expenses driven by our cost-cutting measures, of which $10.0 million were payroll-related expenses.

Adjusted EBITDAR at Sands Macao decreased $8.3 million as compared to the six months ended June 30, 2008. The decrease was primarily due to a decrease of $13.6 million in general and administrative expenses driven by our cost-cutting measures, as decreases in revenues were offset by decreases in the associated operating expenses.

Adjusted EBITDAR at The Venetian Macao decreased $19.0 million as compared to the six months ended June 30, 2008. The decrease was primarily due to a decrease in net revenues of $22.5 million, partially offset by decreases in the associated operating expenses and a decrease of $28.1 million in general and administrative expenses driven by our cost-cutting measures, of which $13.0 million were payroll-related expenses.

Adjusted EBITDAR in our Other Asia segment increased $7.3 million as compared to the six months ended June 30, 2008. As previously described, our passenger ferry service operations increased due to the increased number of sailings.

Adjusted EBITDAR at Four Seasons Macao and Sands Bethlehem do not have a comparable prior-year period. Results of the operations of Four Seasons Macao and Sands Bethlehem are as previously described.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$164,159	$265,394
Less — capitalized interest	(28,170)	(62,220)

Interest expense, net	$135,989	$203,174

Cash paid for interest	$155,651	$239,960
Average total debt balance	$10,553,475	$8,332,448
Weighted average interest rate	3.11%	6.37%

Interest cost decreased $101.2 million as compared to the six months ended June 30, 2008, resulting from a decrease in the weighted average interest rate, partially offset by an increase in our average long-term debt balances. Capitalized interest decreased $34.1 million as compared to the six months ended June 30, 2008, primarily due to the suspension of our Cotai Strip developments, the completion of Four Seasons Macao and the decrease in the weighted average interest rate. Leasehold interest in land payments made in Macau and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.

Other Factors Effecting Earnings

Other expense was $5.0 million for the six months ended June 30, 2009, as compared to other income of $4.4 million for the six months ended June 30, 2008. The expense during the six months ended June 30, 2009, was primarily attributable to a decrease in the fair value of our interest rate cap agreements held in Singapore, as well as the write-off of deferred financing fees related to a potential refinancing of our Macau credit facility.

Our effective income tax rate was a beneficial rate of 20.0% for the six months ended June 30, 2009, as compared to a beneficial rate of 0.4% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009, includes a tax benefit related to domestic impairments of property and equipment, and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable net operating losses in foreign jurisdictions unfavorably impacted our effective tax rate.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Net cash provided by operations	$307,846	$193,392

Investing cash flows:
Capital expenditures	(1,022,534)	(1,910,331)
Change in restricted cash	3,821	250,592
Deposit for potential gaming application included in other assets	—	(25,000)

Net cash used in investing activities	(1,018,713)	(1,684,739)

Financing cash flows:
Dividends paid to preferred stockholders	(47,997)	—
Proceeds from long term-debt	504,379	2,955,903
Repayments of long-term debt	(194,636)	(1,689,139)
Other	(4,403)	161,255

Net cash provided by financing activities	257,343	1,428,019

Effect of exchange rate on cash	394	7,948

Net decrease in cash and cash equivalents	$(453,130)	$(55,380)

Cash Flows — Operating Activities

Table games play at our Las Vegas Operating Properties is conducted on a cash and credit basis while table games play at our Macau properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities increased $114.5 million as compared to the six months ended June 30, 2008. The increase was attributable to the collection of a $70.6 million federal income tax refund and a decrease in accounts receivable attributable to more efficient collection of current period operating revenues, as well as the collection of prior period receivables. This increase was offset by a decrease in operating income (as previously described) as compared to the six months ended June 30, 2008.

Cash Flows — Investing Activities

Capital expenditures totaled $1.02 billion for the six months ended June 30, 2009, including $547.5 million for construction and development activities in Singapore; $174.2 million for construction and development activities in Pennsylvania; $217.8 million for construction and development activities in Macau (primarily for the unopened areas of Four Seasons Macao and our other Cotai Strip developments); $54.7 million at our Las Vegas Operating Properties (primarily for The Shoppes at The Palazzo); and $28.3 million for corporate and other activities.

Cash Flows — Financing Activities

Net cash flows provided from financing activities were $257.3 million for the six months ended June 30, 2009, which primarily included net borrowings of $476.5 million under the Singapore permanent facilities and repayments of $137.5 million under the Macau credit facility and $20.0 million under the U.S. credit facility, as well as $48.0 million of preferred stock dividends.

Development Financing Strategy

Through June 30, 2009, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets. We held unrestricted and restricted cash and cash equivalents of approximately $2.59 billion and $188.6 million, respectively, as of June 30, 2009.

The U.S. credit facility and FF&E facility require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 7.0x for the quarterly period ended June 30, 2009, decreases to 6.5x for the quarterly periods ending September 30 and December 31, 2009, and decreases by 0.5x every subsequent two quarterly periods until it decreases to, and remains at, 5.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). The Macau credit facility requires our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended June 30, 2009, decreases to 3.5x for the quarterly periods ending September 30 and December 31, 2009, and then decrease to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under our domestic credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under our Macau credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become accelerated under such agreements, which could force us to restructure or alter our operations or debt obligations.

We completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering in 2008. A portion of the proceeds from these offerings was used domestically to exercise the EBITDA true-up provision (as defined below) during the quarterly periods ended September 30, 2008 and March 31, 2009, and were contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended March 31 and June 30, 2009. As of June 30, 2009, our domestic leverage ratio was 6.76x, compared to the maximum leverage ratio allowed of 7.0x. An additional portion of the proceeds was used in Macau to exercise the EBITDA true-up provision during the quarterly periods ended December 31, 2008 and June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility during the six months ended June 30, 2009, in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended March 31 and June 30, 2009. As of June 30, 2009, our Macau leverage ratio was 3.83x, compared to the maximum leverage ratio allowed of 4.0x.

In order to fund our revised development plan, as described in “— Note 1 — Organization and Business of Company — Development Projects,” and comply with the maximum leverage ratio covenants of our U.S. and Macau credit facilities for the remaining quarterly periods in 2009 and beyond, we will utilize cash on hand, cash flow from operations and available borrowings under our credit facilities. We will also need to execute some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at our Las Vegas and Macau properties, primarily through aggressive cost-cutting measures and implementation of efficiency initiatives; (ii) obtain an amendment under the Macau credit facility, which would include, among other things, increasing the maximum leverage ratio for each quarterly period through the end of 2010, (iii) obtain additional debt and/or equity financing through the sale of a minority interest in certain of our Macau assets, the latter of which would require consent from regulating authorities and lenders under the Macau credit facility; (iv) elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macau operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”)); or (v) execute a debt reduction plan. If the aforementioned measures are not sufficient to fund our revised development plan and maintain compliance with our financial covenants, we may also need to execute some, or a combination, of the following measures: (i) further decrease the rate of spending on our global development projects; (ii) obtain additional financing at our parent company or Macau level, the proceeds of which could be used to reduce or repay debt in Las Vegas and/or Macau; (iii) successfully complete the sale of certain non-core assets (e.g. the malls at The Venetian Macao and Four Seasons Macao or shares related to the Four Seasons Apartments), a portion of the proceeds of which would be used to repay our debt in Macau; (iv) elect to delay payment of dividends on the preferred stock; or (v) seek a waiver or amendment under our U.S. credit facility; however, there can be no assurance that we will be able to obtain such waiver or amendment. Management believes that successful execution of some combination of the above measures will be sufficient for us to fund our commitments and maintain compliance with our financial covenants.

We are currently seeking an amendment to our Macau credit facility to, among other things, obtain the necessary approvals to allow for a potential sale of a minority interest in certain of our Macau assets and modify certain financial covenants and definitions, as noted above. Management expects to complete the amendment process prior to September 30, 2009; however, there can be no assurance that we will be able to obtain terms favorable to us or at all.

Aggregate Indebtedness and Other Known Contractual Obligations

As of June 30, 2009, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of net proceeds of $476.5 million under our Singapore permanent facilities (which mature in March 2015 and include quarterly payments commencing with the quarter ending March 31, 2011, with the remaining principal due in full upon maturity) and a repayment of $125.0 million under our Macau revolving credit facility (which matures in May 2011 with no interim amortization).

Restrictions on Distributions

We are a parent company with limited business operations. Our main assets are the stock and membership interests of our subsidiaries. The debt instruments of our U.S., Macau and Singapore subsidiaries contain certain restrictions that, among other things, limit the ability of certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of our company without prior approval of the lenders or noteholders.

Inflation

We believe that inflation and changing prices have not had a material impact on our sales, revenues or income from continuing operations during the past year.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-

looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	recent disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip, Pennsylvania, Singapore and Las Vegas developments;

•	general economic and business conditions which may impact levels of disposable income, consumer spending, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines, including Macau and Singapore;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas and Macau;

•	visa restrictions limiting the number of visits and the length of stay for visitors from mainland China to our Macau properties;

•	our dependence upon properties in Las Vegas, Pennsylvania and Macau for all of our cash flow;

•	the expected annualized savings and enhanced operating leverage to be generated from our cost-cutting measures may not be fully realized;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the purchase and sale agreement for The Shoppes at The Palazzo, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in certain domestic jurisdictions, including Native American reservations, and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas;

•	the popularity of Las Vegas and Macau as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our Macau gaming subconcession and Singapore gaming concession;

•	the completion of infrastructure projects in Macau and Singapore;

•	increased competition and other planned construction projects in Macau and Singapore; and

•	the outcome of any ongoing and future litigation.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. For cap agreements, notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the London Inter-Bank Offer Rate (“LIBOR”), Hong Kong Inter-Bank Offer Rate (“HIBOR”) and Singapore SWAP Offer Rate as of June 30, 2009, plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending June 30:

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
	(Dollars in millions)

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$190.3
Average interest rate(2)	—%	—%	—%	—%	—%	6.4%	6.4%
Variable rate	$141.1	$1,020.8	$1,899.7	$2,537.9	$3,764.4	$1,164.8	$10,528.7	$8,548.2
Average interest rate(2)	2.3%	2.5%	2.3%	2.5%	2.1%	2.7%	2.3%
ASSETS
Cap agreements(3)	$0.4	$1.3	$—	$—	$—	$—	$1.7	$1.7

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore SWAP Offer Rate for variable-rate indebtedness. Based on variable-rate debt levels as of June 30, 2009, an assumed 100 basis point change in LIBOR, HIBOR and Singapore SWAP Offer Rate would cause our annual interest cost to change approximately $105.8 million.

(3)	As of June 30, 2009, we have 17 interest rate cap agreements with an aggregate fair value of approximately $1.7 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macau credit facility bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 2.25% per annum or at an alternative base rate plus 1.25% per annum, and is subject to a downward adjustment of 0.25% per annum from the beginning of the first interest period following the substantial completion of The Venetian Macao. Borrowings under the Singapore permanent facilities bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum. Borrowings under the FF&E facility bear interest at LIBOR plus 2.0% per annum. Borrowings under the airplane financings bear interest at LIBOR plus 1.5% per annum. Borrowings under the ferry financing bear interest at HIBOR plus 2.0% if borrowings are made in Hong Kong dollars or LIBOR plus 2.0% if borrowings are made in U.S. dollars. All current borrowings under the ferry financing were made in Hong Kong dollars.

We may be vulnerable to changes in the U.S. dollar/Macau pataca exchange rate. Based on balances as of June 30, 2009, an assumed 1% change in the U.S. dollar/Macau pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $40.1 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations; thereby, reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2009, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.

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

Changes in Internal Control over Financial Reporting

The only change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or was reasonably likely to have a material effect, on our internal control over financial reporting, was the opening of Sands Bethlehem in May 2009. We have implemented controls and procedures at Sands Bethlehem similar to those in effect at our other facilities.

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

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Proposed changes in U.S. tax legislation could impact the Company’s financial condition and results of operations.

On May 4, 2009, the Obama Administration announced proposals for new U.S. tax legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. It is uncertain whether some or all of the proposals will be enacted. Depending on their content, such proposals, if enacted, could increase the Company’s domestic income tax expense and liability, and therefore, negatively impact the Company’s effective tax rate, financial condition and results of operations.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on June 10, 2009. At the annual meeting, votes were taken for: (i) the election of directors, (ii) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and (iii) to consider and act upon a stockholder proposal.

The Company’s stockholders elected Michael A. Leven, Jason N. Ader and Jeffrey H. Schwartz to serve on the Board of Directors as Class II directors for three-year terms, which will expire in 2012. The service of George P. Koo and Irwin A. Siegel as Class I directors and Sheldon G. Adelson, Irwin Chafetz and Charles D. Forman as Class III directors continued after the meeting. Stockholders also ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and voted against the stockholder proposal regarding a sustainability report.

The following tables provide details regarding the number of votes cast by the Company’s stockholders with respect to each of the matters indicated above.

Election of directors:

Nominees for Director	Votes For	Votes Withheld

Michael A. Leven	549,416,621	30,520,513
Jason N. Ader	576,563,756	3,373,378
Jeffrey H. Schwartz	576,629,230	3,307,904

Ratification of Independent Registered Public Accounting Firm and stockholder proposal to provide a sustainability report describing the Company’s strategies in addressing its environmental and social impacts, as well as employee and community relations:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of Independent Registered Public Accounting Firm	577,988,071	1,508,985	440,074	0
Ratification of stockholder proposal regarding a sustainability report	22,152,151	405,498,532	7,960,087	0

ITEM 5 —	OTHER MATTERS

Transaction with an Executive Officer

As previously disclosed, during 2008, a subsidiary of the Company performed work at a home owned by Robert G. Goldstein, the Company’s Executive Vice President. Mr. Goldstein believed, and the Company acknowledged, that some of the work was not performed in an appropriate manner. The matter was referred to an independent expert, who concurred about the quality of the work and concluded that Mr. Goldstein should not be obligated to pay the $0.4 million incurred by the Company for costs and overhead on the job. These findings have been accepted by the Company and Mr. Goldstein.

LAS VEGAS SANDS CORP.

ITEM 6 —	EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

10.1	Employment Agreement, dated as of July 10, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein.
10.2	Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

August 7, 2009

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

August 7, 2009

LAS VEGAS SANDS CORP.

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Employment Agreement, dated as of July 10, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein.
10.2	Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.