Form 10-Q
period 2009-09-30
LAS VEGAS SANDS CORP
filed 2009-11-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of November 2, 2009.
LAS VEGAS SANDS CORP.

Class	Outstanding as of November 2, 2009

Common Stock ($0.001 par value)	660,309,999 shares

LAS VEGAS SANDS CORP.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4
	Condensed Consolidated Statements of Equity and Comprehensive Loss for the Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 5.	Other Matters	53
Item 6.	Exhibits	54
Signatures		55
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,091,845	$3,038,163
Restricted cash	229,091	194,816
Accounts receivable, net	375,201	384,819
Inventories	26,153	28,837
Deferred income taxes, net	23,005	22,971
Prepaid expenses and other	32,962	71,670

Total current assets	3,778,257	3,741,276
Property and equipment, net	12,956,106	11,868,228
Deferred financing costs, net	175,865	158,776
Deferred income taxes, net	24,443	44,189
Leasehold interests in land, net	1,107,830	1,099,938
Other assets, net	230,557	231,706

Total assets	$18,273,058	$17,144,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,672	$71,035
Construction payables	784,421	736,713
Accrued interest payable	11,831	14,750
Other accrued liabilities	690,751	593,295
Current maturities of long-term debt	159,921	114,623

Total current liabilities	1,725,596	1,530,416
Other long-term liabilities	76,878	61,677
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	55,138	57,736
Deferred rent from mall transactions	149,498	150,771
Long-term debt	11,604,476	10,356,115

Total liabilities	13,855,514	12,400,643

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500 (Note 4)	387,697	318,289
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,089,999 and 5,196,300 shares issued and outstanding with warrants to purchase up to 68,166,786 and 86,605,173 shares of common stock	234,607	298,066
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 660,309,999 and 641,839,018 shares issued and outstanding	660	642
Treasury stock, at cost, 2,253 shares	(13)	—
Capital in excess of par value	3,185,414	3,090,292
Accumulated other comprehensive income	25,992	17,554
Retained earnings	587,747	1,015,554

Total Las Vegas Sands Corp. stockholders’ equity	4,034,407	4,422,108
Noncontrolling interest	(4,560)	3,073

Total equity	4,029,847	4,425,181

Total liabilities and equity	$18,273,058	$17,144,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
	(Unaudited)
Revenues:
Casino	$908,255	$805,258	$2,504,233	$2,404,973
Rooms	155,673	188,794	492,030	575,172
Food and beverage	74,457	91,025	248,852	272,315
Convention, retail and other	95,604	123,233	304,976	290,791

	1,233,989	1,208,310	3,550,091	3,543,251
Less-promotional allowances	(92,845)	(102,876)	(271,185)	(246,680)

Net revenues	1,141,144	1,105,434	3,278,906	3,296,571

Operating expenses:
Casino	598,934	580,755	1,680,307	1,639,849
Rooms	28,096	36,436	93,387	116,663
Food and beverage	37,384	46,035	124,845	136,578
Convention, retail and other	56,349	69,013	178,826	164,622
Provision for doubtful accounts	29,272	8,859	70,989	22,960
General and administrative	127,189	130,192	372,292	421,051
Corporate expense	17,519	23,390	105,250	82,529
Rental expense	6,691	8,437	22,497	25,573
Pre-opening expense	28,855	40,777	115,619	105,470
Development expense	80	1,153	344	11,504
Depreciation and amortization	148,677	132,239	431,559	364,753
Impairment loss	—	—	151,175	—
(Gain) loss on disposal of assets	(284)	(47)	4,500	6,977

	1,078,762	1,077,239	3,351,590	3,098,529

Operating income (loss)	62,382	28,195	(72,684)	198,042
Other income (expense):
Interest income	1,599	3,215	9,840	11,813
Interest expense, net of amounts capitalized	(88,514)	(90,535)	(224,503)	(293,709)
Other income (expense)	(1,564)	7,209	(6,534)	11,624
Loss on modification or early retirement of debt	(204)	—	(204)	(4,022)

Loss before income taxes	(26,301)	(51,916)	(294,085)	(76,252)
Income tax benefit (expense)	(54,316)	19,425	(641)	19,533

Net loss	(80,617)	(32,491)	(294,726)	(56,719)
Noncontrolling interest	4,111	283	7,674	4,481

Net loss attributable to Las Vegas Sands Corp.	(76,506)	(32,208)	(287,052)	(52,238)
Preferred stock dividends	(23,350)	—	(69,676)	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	—	(69,408)	—

Net loss attributable to common stockholders	$(122,992)	$(32,208)	$(426,136)	$(52,238)

Basic and diluted loss per share	$(0.19)	$(0.09)	$(0.65)	$(0.15)

Basic and diluted weighted average shares outstanding	660,245,590	355,393,259	655,687,503	355,344,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Loss

	Las Vegas Sands Corp. Stockholders’ Equity
					Accumulated
					Other
				Capital in	Comprehensive
	Preferred	Common	Treasury	Excess of	Income	Retained	Noncontrolling
	Stock	Stock	Stock	Par Value	(Loss)	Earnings	Interest	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2008	$—	$355	$—	$1,064,878	$(2,493)	$1,197,534	$4,926	$2,265,200
Net loss	—	—	—	—	—	(163,558)	(4,767)	(168,325)
Currency translation adjustment	—	—	—	—	20,047	—	—	20,047

Total comprehensive loss								(148,278)
Exercise of stock options	—	1	—	6,833	—	—	—	6,834
Tax benefit from stock-based compensation	—	—	—	1,117	—	—	—	1,117
Stock-based compensation	—	—	—	59,643	—	—	—	59,643
Issuance of preferred and common stock and warrants, net of transaction costs	298,066	200	—	1,482,907	—	—	—	1,781,173
Extinguishment of convertible senior notes	—	86	—	474,914	—	—	—	475,000
Contribution from noncontrolling interest	—	—	—	—	—	—	2,914	2,914
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(11,568)	—	(11,568)

Balance at December 31, 2008	298,066	642	—	3,090,292	17,554	1,015,554	3,073	4,425,181
Net loss	—	—	—	—	—	(287,052)	(7,674)	(294,726)
Currency translation adjustment	—	—	—	—	8,438	—	—	8,438

Total comprehensive loss								(286,288)
Tax shortfall from stock-based compensation	—	—	—	(4,275)	—	—	—	(4,275)
Stock-based compensation	—	—	—	35,475	—	—	—	35,475
Purchase of treasury stock	—	—	(13)	—	—	—	—	(13)
Warrants exercised and settled with preferred stock	(63,459)	18	—	63,441	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	41	41
Deemed contribution from Principal Stockholder	—	—	—	481	—	—	—	481
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(64,493)	—	(64,493)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(69,408)	—	(69,408)

Balance at September 30, 2009	$234,607	$660	$(13)	$3,185,414	$25,992	$587,747	$(4,560)	$4,029,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(294,726)	$(56,719)
Adjustments to reconcile net loss to net cash generated from operating activities:
Depreciation and amortization	431,559	364,753
Amortization of leasehold interests in land included in rental expense	19,621	19,982
Amortization of deferred financing costs and original issue discount	21,794	24,236
Amortization of deferred gain and rent	(3,871)	(3,792)
Deferred rent from mall transactions	—	48,843
Loss on modification or early retirement of debt	204	4,022
Impairment and loss on disposal of assets	155,675	6,977
Stock-based compensation expense	32,914	39,219
Provision for doubtful accounts	70,989	22,960
Foreign exchange gain	(238)	(20,432)
Excess tax benefits from stock-based compensation	—	(1,626)
Deferred income taxes	15,438	(47,629)
Non-cash contribution from Principal Stockholder included in corporate expense	481	—
Changes in operating assets and liabilities:
Accounts receivable	(60,810)	(168,161)
Inventories	2,685	(7,339)
Prepaid expenses and other	40,201	(63,783)
Leasehold interests in land	(16,094)	(19,060)
Accounts payable	7,483	(2,883)
Accrued interest payable	(2,881)	1,802
Other accrued liabilities	111,995	75,773

Net cash generated from operating activities	532,419	217,143

Cash flows from investing activities:
Capital expenditures	(1,539,078)	(2,908,396)
Change in restricted cash	(35,394)	174,297
Proceeds from disposal of property and equipment	3,894	—

Net cash used in investing activities	(1,570,578)	(2,734,099)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	6,833
Excess tax benefits from stock-based compensation	—	1,626
Proceeds from convertible senior notes from related party	—	475,000
Dividends paid to preferred stockholders	(71,347)	—
Purchase of treasury stock	(13)	—
Proceeds from long-term debt (Note 3)	1,434,874	4,002,320
Repayments on long-term debt (Note 3)	(227,325)	(1,713,098)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928
Contribution from noncontrolling interest	41	—
Payments of deferred financing costs	(44,759)	(92,547)

Net cash generated from financing activities	1,091,471	2,924,062

Effect of exchange rate on cash	370	11,719

Increase in cash and cash equivalents	53,682	418,825
Cash and cash equivalents at beginning of period	3,038,163	857,150

Cash and cash equivalents at end of period	$3,091,845	$1,275,975

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$205,167	$267,633

Cash payments for taxes, net of refunds	$(69,604)	$290

Changes in construction payables	$47,708	$116,301

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$2,561	$4,194

Property and equipment acquired under capital lease	$25,567	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$—

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$69,408	$—

Warrants exercised and settled through tendering of preferred stock	$63,459	$—

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
     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The Company evaluated events and transactions, including the estimates used to prepare the condensed consolidated financial statements, through November 6, 2009, the date the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, was issued. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
Operations
Las Vegas
     The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design reminiscent of affluent Italian living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See “— Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.
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
     On May 22, 2009, the Company opened the casino component of Sands Bethlehem, featuring 3,000 slot machines and several food and beverage offerings, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve. As of September 30, 2009, the Company has capitalized construction costs of $622.1 million for this project (including $60.2 million in outstanding construction payables). The Company expects to spend approximately $80 million on additional costs to prepare the remaining portion of the site for delay, furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Macau
     The Company owns and operates the Sands Macao, the first Las Vegas-style casino in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), pursuant to a 20-year gaming subconcession. The Sands Macao offers approximately 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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
     In August 2008, the Company opened the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Macao”), which is located adjacent and connected to The Venetian Macao. Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by the Company. The property will also feature the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas, which the Company expects to complete the structural work of the tower in the fourth quarter of 2009 and subsequently monetize through various potential methods. As of September 30, 2009, the Company has capitalized construction costs of $1.03 billion for the entire project (including $74.0 million in outstanding construction payables). The Company expects to spend approximately $200 million on additional costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables, as noted above.
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
United States Development Project
St. Regis Residences
     The Company had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. As part of the Company’s revised development plan, it has suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when these conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of September 30, 2009, the Company has capitalized construction costs of $182.3 million for this project (including $7.5 million in outstanding construction payables). The Company expects to spend approximately $10 million on additional costs to prepare the site for delay and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau Development Projects
     The Company submitted plans to the Macau government for its other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as parcels 3, 5, 6, 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction on these developments and plans to own and operate the related gaming areas under the Company’s Macau gaming subconcession.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     As part of its revised development plan, the Company is sequencing the construction of its integrated resort development on parcels 5 and 6 due to difficulties in the capital markets and the overall decline in general economic conditions. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the Sheraton hotel tower as well as the remaining retail facilities. The total cost to complete phase II is expected to be approximately $190 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand. The total cost to complete phase III is expected to be approximately $450 million. The Company plans to recommence construction of phases I and II with supplemental financing that the Company is currently in discussions to obtain, together with a portion of the proceeds from the potential sale of a minority interest in certain of the Company’s Macau operations. The Company expects that if and when financing is obtained, it will take approximately 18 months to complete construction of phase I, another six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2009, the Company has capitalized construction costs of $1.73 billion for the entire project (including $153.3 million in outstanding construction payables). The Company’s management agreement with Starwood imposes certain construction deadlines and opening obligations on the Company, and certain past and/or anticipated delays, as described above, may represent a default under the agreement, allow Starwood to terminate its agreement and/or may subject the Company to penalties.
     The Company had commenced pre-construction on parcels 7, 8 and 3 and has capitalized construction costs of $116.1 million for parcels 7 and 8 and $35.7 million for parcel 3 as of September 30, 2009. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
     The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of September 30, 2009, the Company has capitalized an aggregate of $5.80 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. The Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
     The Company has received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macau; however, the land concession, which has an initial term of 25 years and is renewable at the Company’s option in accordance with Macau law, grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macau government amended the Company’s land concession to allow the Company to subdivide parcel 2 into four separate units under Macau’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. Subsequent to September 30, 2009, the Company received a draft of the land concession agreement from the Macau government for parcels 5 and 6, and expects to formalize the agreement following the usual Macau land grant process. The land premium is currently expected to be approximately 1.9 billion patacas (approximately $238 million at exchange rates in effect on September 30, 2009).
     The Company does not yet have all of the necessary Macau government approvals to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has received a land concession for parcel 3 and a draft of the land concession agreement for parcels 5 and 6, as previously noted, but has yet to be granted land concessions for parcels 5, 6, 7 and 8. Once the land concession for parcels 5 and 6 has been finalized, the Company will negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macau government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if the Company does not obtain these land concessions, the Company could forfeit all or a substantial part of its $1.84 billion in capitalized costs, as of September 30, 2009, related to its developments on parcels 5, 6, 7 and 8.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Under the Company’s land concession relating to parcel 3, the Company was required to complete the corresponding development by August 2011. The Macau government has agreed to provide the Company with an extension to complete the development of parcel 3 by April 2013. The Company believes that if it is not able to complete the development by the deadline, it will be able to obtain another extension from the Macau government; however, no assurances can be given that an extension will be granted. If the Company is unable to meet the August 2013 deadline and that deadline is not extended, it could lose its land concession for parcel 3, which would prohibit the Company from operating any facilities developed under the land concession for parcel 3. As a result, the Company could forfeit all or a substantial portion of its $35.7 million in capitalized costs, as of September 30, 2009, related to its development on parcel 3.
Singapore Development Project
     The Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing cost estimates for the project. As of September 30, 2009, the Company has capitalized 4.92 billion Singapore dollars (“SGD,” approximately $3.47 billion at exchange rates in effect on September 30, 2009) in costs for this project, including the land premium and SGD 639.1 million (approximately $450.5 million at exchange rates in effect on September 30, 2009) in outstanding construction payables. The Company expects to spend approximately SGD 3.8 billion (approximately $2.7 billion at exchange rates in effect on September 30, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 760 million (approximately $536 million at exchange rates in effect on September 30, 2009) is expected to be spent in 2009. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on its current development plan, the Company is targeting to open a majority of the project in the first quarter of 2010.
Hengqin Island Development Project
     The Company has entered into a non-binding letter of intent with the Zhuhai Municipal People’s Government of China to work together to create a master plan for, and develop, a leisure and convention destination resort on Hengqin Island, which is located within mainland China, approximately one mile from the Cotai Strip. In January 2007, the Company was informed that the Zhuhai government established a Project Coordination Committee to act as a government liaison empowered to work directly with the Company to advance the development of the project. Under its revised development plan, the Company has suspended the project indefinitely.
Other Development Projects
     When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
     Through September 30, 2009, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from the Company’s recent equity offerings and proceeds from the disposition of non-core assets.
     The U.S. credit facility and FF&E facility require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ending September 30 and December 31, 2009, and decreases by 0.5x every subsequent two quarterly periods until it decreases to, and remains at, 5.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). The Macau credit facility, as amended in August 2009, requires the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending September 30 and December 31, 2009, and decreases by 0.5x every subsequent two quarterly periods until it decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). If the Company is unable to maintain compliance with the financial

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
covenants under these credit facilities, the Company would be in default under the respective credit facilities. A default under the U.S. credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Macau credit facility would trigger a cross-default under the Company’s ferry financing. A default under the Macau credit facility or the ferry financing would trigger a cross-default under the Company’s exchangeable bonds (as described below). Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become accelerated under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
     The Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering in 2008. On September 4, 2009, the Company completed a $600.0 million exchangeable bond offering (see “— Note 3 — Long-term Debt — Macau Related Debt — Exchangeable Bonds”). A portion of the proceeds from these offerings was used in the U.S. to exercise the EBITDA true-up provision (as defined below) during the quarterly periods ended March 31 and September 30, 2009, and additional proceeds were contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the nine months ended September 30, 2009. Additional portions of the proceeds were used in Macau to exercise the EBITDA true-up provision during the quarterly periods ended December 31, 2008 and June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility in March 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the nine months ended September 30, 2009.
     In order to fund the Company’s revised development plan as discussed above and comply with the maximum leverage ratio covenants of its U.S. and Macau credit facilities for the remaining quarterly period in 2009 and beyond, the Company will utilize cash on hand, cash flow from operations and available borrowings under its credit facilities. The Company will also need to execute some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at its U.S. and Macau properties, primarily through aggressive cost-cutting measures and implementation of efficiency initiatives; (ii) obtain additional debt and/or equity financing through the sale of a minority interest in certain of the Company’s Macau operations, the latter of which is allowed for under the Macau borrowings, as amended, but may require consent from regulatory authorities; or (iii) elect to contribute up to $50 million and $20 million of cash on hand to the Las Vegas and Macau operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”)). If the aforementioned measures are not sufficient to fund the Company’s revised development plan and maintain compliance with its financial covenants, the Company may also need to execute some, or a combination, of the following measures: (i) further decrease the rate of spending on its global development projects; (ii) obtain additional financing at the parent company or Macau level, the proceeds of which could be used to reduce or repay debt in Las Vegas and/or Macau; (iii) elect to delay payment of dividends on its preferred stock; or (iv) seek a waiver or amendment under the U.S. credit facility; however, there can be no assurance that the Company will be able to obtain such waiver or amendment. Management believes that successful execution of some combination of the above measures will be sufficient for the Company to fund its commitments and maintain compliance with its financial covenants.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, which applies under other authoritative guidance that require or permit fair value measurement; however, it does not require any new fair value measurements. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 7 — Fair Value Measurements” for required disclosure.
     In December 2007, the FASB issued revised authoritative guidance for business combinations, which requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The application of the guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     In December 2007, the FASB issued authoritative guidance for noncontrolling interests, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (previously referred to as minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As required upon the application of this guidance, the prior period noncontrolling interest amounts have been reclassified to conform to the current period presentation; however, such amounts have not changed.
     In March 2008, the FASB issued authoritative guidance for derivative and hedging activities, which requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with: an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance also requires several additional quantitative disclosures in the financial statements. The guidance is effective for fiscal years beginning after November 15, 2008. The application of the guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.
     In April 2008, the FASB supplemented its authoritative guidance for intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued guidance. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under previously issued guidance and the period of expected cash flows used to measure the fair value of the asset under the new guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The application of the guidance did not have an effect on the Company’s financial condition, results of operations or cash flows.
     In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the methods and significant assumptions used to estimate the fair value. Prior to the issuance of this guidance, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The application of this guidance did not have a material effect on the Company’s disclosures. See “— Note 3 — Long-term Debt — Fair Value of Long-term Debt” for required disclosures.
     In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim reporting periods ending after June 15, 2009. The application of this guidance did not have a material effect on the Company’s financial condition, result of operations or cash flows. See “— Overview” for required disclosures.
     In June 2009, the FASB issued authoritative guidance for variable interest entities (“VIE”), which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This guidance is effective for annual periods beginning after November 15, 2009. The Company does not expect the application of this guidance will have a material effect on the Company’s financial condition, results of operations or cash flows.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land and improvements	$353,801	$341,927
Building and improvements	6,842,633	6,309,494
Furniture, fixtures, equipment and leasehold improvements	1,688,022	1,547,261
Transportation	403,137	322,194
Construction in progress	5,186,588	4,438,216

	14,474,181	12,959,092
Less — accumulated depreciation and amortization	(1,518,075)	(1,090,864)

	$12,956,106	$11,868,228

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
     Construction in progress consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Marina Bay Sands	$2,589,580	$1,422,795
Other Macau Development Projects (principally Cotai Strip parcels 5 and 6)	1,923,301	1,917,547
Four Seasons Macao	364,005	255,373
Sands Bethlehem	90,893	413,563
The Palazzo and The Shoppes at The Palazzo	16,589	166,450
Other	202,220	262,488

	$5,186,588	$4,438,216

     As of September 30, 2009, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement (the “Agreement”) between Venetian Casino Resort, LLC (“VCR”) and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Agreement and subject to certain later audit adjustments. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have effected, and may effect in the future, the calculation of NOI. During the three months ended June 30, 2009, the Company learned that one tenant filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code and another tenant has delayed its construction plans, creating a question as to whether the rent of the latter tenant will be included in the NOI calculation. As these tenants leased significant space in The Shoppes at The Palazzo, management adjusted its projection of the ultimate proceeds that the Company will receive to an amount that is below the costs incurred to construct and develop The Shoppes at The Palazzo. Based upon estimates of NOI and capitalization rates, the Company recognized an impairment loss of $94.0 million during the three months ended June 30, 2009. Approximately $292.1 million of property and equipment (net of $16.9 million of accumulated depreciation), which was sold to GGP, is included in the condensed consolidated balance sheet as of September 30, 2009. The Company will continue to review the Chapter 11 Cases and the projected financial performance of the tenants to be included in the NOI calculation, and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company may be required to record further impairment charges in the future depending on changes in the projections.
     The $202.2 million of other construction in progress consists primarily of the construction of the St. Regis Residences and other projects in Las Vegas and at The Venetian Macao. During the three months ended June 30, 2009, the Company recognized an impairment loss of $57.2 million on capitalized costs, which were included in other construction in progress, related to a planned expansion of the Sands Expo Center that the Company decided to suspend such project indefinitely.
     The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its Macau mall operations was $383.7 million and $41.7 million, respectively, as of September 30, 2009. The cost and accumulated depreciation of property and equipment that the Company is leasing under a capital lease arrangement is $25.6 million and $0.4 million, respectively.
     During the three and nine months ended September 30, 2009, and the three and nine months ended September 30, 2008, the Company capitalized interest expense of $16.9 million, $45.1 million, $38.4 million and $100.6 million, respectively.
     As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company revised its development plan to suspend portions of its development projects given the conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations. If circumstances change, the Company may be required to record an impairment charge related to these developments in the future.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 3 — LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,932,500	$2,955,000
Senior Secured Credit Facility — Delayed Draw I	592,500	597,000
Senior Secured Credit Facility — Delayed Draw II	397,000	400,000
Senior Secured Credit Facility — Revolving	775,860	775,860
6.375% Senior Notes	248,779	248,608
FF&E Facility	116,900	141,950
Airplane Financings	83,031	85,797
HVAC Equipment Lease	25,146	—
Other	5,005	5,765
Macau Related:
Macau Credit Facility — Term B	1,791,000	1,800,000
Macau Credit Facility — Term B Delayed	696,500	700,000
Macau Credit Facility — Revolving	570,299	695,299
Macau Credit Facility — Local Term	88,018	100,589
Exchangeable Bonds	600,000	—
Ferry Financing	228,458	218,564
Other	11,023	11,054
Singapore Related:
Singapore Permanent Facility — A and B	2,602,378	1,735,252

	11,764,397	10,470,738
Less — current maturities	(159,921)	(114,623)

Total long-term debt	$11,604,476	$10,356,115

Corporate and U.S. Related Debt
Senior Secured Credit Facility
     As of September 30, 2009, the Company had $89.7 million of available borrowing capacity under the U.S. credit facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
     On April 15, 2009, the Company amended its U.S. credit facility to allow the Company to repurchase up to $800.0 million in aggregate stated principal amount of term loans (which include the term B and delayed draws I and II term loans) on or prior to September 30, 2010. The amendment provides that any term loans purchased by the Company shall be immediately forgiven and cancelled.
HVAC Equipment Lease
     In July 2009, the Company entered into a capital lease agreement with its current heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Equipment Lease”) to provide the operation and maintenance services for the HVAC equipment in Las Vegas. The lease has a 10-year term with a purchase option at the third, fifth, seventh and tenth anniversary dates. The Company is obligated under the agreement to make monthly payments of approximately $300,000 for the first year with automatic decreases of approximately $14,000 per month on every anniversary date. The HVAC Equipment Lease has been capitalized at the present value of the future minimum lease payments at lease inception.
Macau Related Debt
Macau Credit Facility
     As of September 30, 2009, the Company had $123.1 million of available borrowing capacity under the Macau credit facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
     On August 12, 2009, the Company amended its Macau credit facility to obtain, among other things, the necessary approvals to allow for a potential sale of a minority interest in certain of the Company’s Macau operations and modification of certain financial covenants and definitions, including increasing the maximum leverage ratio for the quarterly periods through the end of 2010 (see “— Note 1 — Development Financing Strategy”). As part of the amendment, the credit spread increased by 325 basis points with borrowings now bearing interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the local term loan, adjusted Hong Kong Inter-Bank Offered Rate (“HIBOR”)) or at an alternate base rate, plus a spread of 5.5% per annum or 4.5% per annum, respectively. Upon the consummation of the sale of a minority interest in certain of the Company’s Macau operations, the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Company will be required to repay and permanently reduce $500.0 million of borrowings, on a pro rata basis, under the Macau credit facility and in conjunction with the $500.0 million repayment, the credit spread will be reduced by 100 basis points.
Exchangeable Bonds
     In September 2009, the Company completed a $600.0 million exchangeable bond offering due 2014 (the “Exchangeable Bonds”). The Exchangeable Bonds bear interest at 9% per annum and 12% per annum during the years ended September 3, 2010 and 2011, respectively, and 15% per annum during the years ended September 3, 2012 through 2014. The Exchangeable Bonds are mandatorily and automatically exchangeable into common shares of a subsidiary of the Company upon the consummation of the sale of a minority interest in certain of the Company’s Macau operations at an exchange price equal to 90% of the common shares’ offering price. As the ultimate exchange price was not known at the date the Exchangeable Bonds were issued and is still unknown as of the date of this filing, the Exchangeable Bonds may contain a contingent beneficial conversion feature. Should the ultimate exchange price be less than the fair value of the shares at the issuance date of the Exchangeable Bonds, the Company will record a charge for such difference as additional interest expense. The amount of the charge, if any, cannot be estimated, and therefore cannot be recorded, until the ultimate exchange price has been determined.
     The Exchangeable Bonds may be redeemed at the option of the Company together with accrued and unpaid interest to the date of redemption, at any time beginning 30 days after the closing date and ending the day prior to the maturity date. If the Exchangeable Bonds are redeemed at the option of the Company, it is required to issue warrants (the “Bond Warrants”) to the bondholders to purchase such number of common shares the bondholders would have been otherwise entitled to receive upon mandatory and automatic exchange of the Exchangeable Bonds upon any offering. In addition, any bondholder may, during the period not less than 30 days nor more than 60 days prior to September 4, 2012, require the Company to redeem all or a portion of the Exchangeable Bonds held by such bondholder at 100% of the principal amount of the Exchangeable Bonds, together with all accrued and unpaid interest to the date of redemption; provided that any bondholders who exercise this redemption right shall not be entitled to any Bond Warrants in connection with such redemption.
     The terms and conditions of the Exchangeable Bonds contain covenants that, subject to certain exceptions and conditions, limit the ability of the Company and certain of its subsidiaries to grant security over their assets, incur additional indebtedness or contingent obligations, make payments of dividends or other distributions on or redeem or repurchase their equity securities or certain subordinated indebtedness, make investments or provide loans and advances, enter into sale and lease back transactions, sell or dispose of assets including equity securities and enter into transactions with their shareholders and affiliates.
Ferry Financing
     On August 20, 2009, the Company amended its ferry financing facility to obtain, among other things, the necessary approvals to allow for a potential sale of a minority interest in certain of the Company’s Macau operations and removal of the requirement to comply with all financial covenants. As part of the amendment, the credit spread increased by 50 basis points to 2.5% per annum for borrowings accruing interest at HIBOR or 2.5% per annum for borrowings accruing interest at LIBOR. The facility, as amended, now matures in December 2015 and is subject to 26 quarterly payments commencing October 2009.
Singapore Related Debt
Singapore Permanent Facilities
     As of September 30, 2009, the Company had SGD 1.42 billion (approximately $998.9 million at exchange rates in effect on September 30, 2009) of available borrowing capacity under the Singapore permanent facilities, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd.
Cash Flows from Financing Activities
     Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Proceeds from Singapore Permanent Facilities	$824,986	$1,558,091
Proceeds from Senior Secured Credit Facility	—	1,675,860
Proceeds from Macau Credit Facility	—	442,732
Proceeds from Exchangeable Bonds	600,000	—
Proceeds from Ferry Financing	9,888	176,739
Proceeds from FF&E Facility and Other Long-Term Debt	—	148,898

	$1,434,874	$4,002,320

Repayments on Macau Credit Facility	$(150,074)	$—
Repayments on Senior Secured Credit Facility	(30,000)	(324,000)
Repayments on Singapore Permanent Facilities	(18,223)	—
Repayments on Singapore Bridge Facility	—	(1,329,737)
Repayments on FF&E Facility and Other Long-Term Debt	(25,841)	(56,596)
Repayments on Airplane Financings	(2,766)	(2,765)
Repayments on HVAC Equipment Lease	(421)	—

	$(227,325)	$(1,713,098)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Fair Value of Long-Term Debt
     The estimated fair value of the Company’s long-term debt as of September 30, 2009, was approximately $10.71 billion, compared to its carrying value of $11.76 billion. As of December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $6.31 billion, compared to its carrying value of $10.47 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 4 — EQUITY AND LOSS PER SHARE
Preferred Stock and Warrants
     Preferred stock dividend activity for 2009 is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350

				$71,347

October 30, 2009	November 16, 2009	$13,125	$10,225	$23,350
     During the nine months ended September 30, 2009, holders of the preferred stock exercised 1,106,301 warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the warrant exercise price. Subsequent to September 30, and through November 6, 2009, the date the condensed consolidated financial statements were issued, no additional warrants were exercised.
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
Treasury Stock
     During the nine months ended September 30, 2009, the Company paid approximately $13,000 in personal payroll taxes on behalf of one of its executive officers related to certain vested restricted stock and in return, the Company received 2,253 shares of its common stock as settlement for the liability.
Accumulated Other Comprehensive Income and Comprehensive Loss
     At September 30, 2009 and December 31, 2008, the accumulated other comprehensive income balance, included in equity, consisted solely of foreign currency translation adjustments. Comprehensive loss includes net loss and all other non-stockholder changes in equity. For the three and nine months ended September 30, 2009, comprehensive loss amounted to $69.4 million and $286.3 million, respectively, of which $65.3 million and $278.6 million, respectively, was attributable to Las Vegas Sands Corp. For the three and nine months ended September 30, 2008, comprehensive loss amounted to $44.7 million and $33.8 million, respectively, of which $45.0 million and $38.3 million, respectively was attributable to Las Vegas Sands Corp.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Other Equity Transactions
     The Company’s Principal Stockholder provides an airplane to an executive of the Company for his personal use as a condition of his employment with the Company. The cost of providing this airplane for the three and nine months ended September 30, 2009, was $0.3 million and $0.5 million, respectively, which has been recorded as a non-cash equity contribution to the Company and is included in corporate expense.
Loss Per Share
     The weighted average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding (used in the calculation of basic loss per share)	660,245,590	355,393,259	655,687,503	355,344,306
Potential dilution from stock options, restricted stock and warrants	—	—	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted loss per share)	660,245,590	355,393,259	655,687,503	355,344,306

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted loss per share	170,653,596	10,580,996	170,653,596	10,580,996

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
     As of September 30, 2009, the balance of unrecognized tax benefits was $56.9 million, an increase of $24.6 million as compared to $32.3 million as of December 31, 2008. Of the increase, unrecognized tax benefits of $19.3 million were for tax positions taken in prior periods of which $5.6 million would affect the effective tax rate, if recognized. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
     Authoritative guidance issued by FASB for accounting for income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
     The Company’s U.S. operations are in a cumulative loss position for the three-year period ended September 30, 2009. For purposes of assessing the realization of the U.S. deferred tax assets, the Company considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. The Company’s cumulative loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that its U.S. deferred tax assets will not be realized. In consideration of the requirements of the authoritative guidance, the Company recorded a valuation allowance of $67.8 million on the net deferred tax assets of the Company’s U.S. operations.
     Management will reassess the realization of deferred tax assets based on the criteria of the authoritative guidance for accounting for income taxes each reporting period. To the extent that the financial results of U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance through earnings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 6 — STOCK-BASED EMPLOYEE COMPENSATION
     Stock-based compensation activity is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation expense:
Stock options	$12,062	$14,586	$32,132	$36,999
Restricted shares	(53)	800	782	2,220

	$12,009	$15,386	$32,914	$39,219

Compensation cost capitalized as part of property and equipment	$937	$1,623	$2,561	$4,194

Stock options granted	1,194	288	8,242	4,443

Weighted average grant date fair value	$6.41	$18.49	$3.02	$29.82

Restricted shares granted	—	—	66	27

Weighted average grant date fair value	$—	$—	$7.38	$71.67

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average volatility	79.57%	35.85%	75.45%	35.85%
Expected term (in years)	5.7	6.7	5.1	6.3
Risk-free rate	3.14%	2.96%	2.72%	2.96%
Expected dividends	—	—	—	—
NOTE 7 — FAIR VALUE MEASUREMENTS
     Authoritative guidance issued by FASB defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This guidance also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     The following table provides the assets carried at fair value (in thousands):

	Total Carrying	Fair Value Measurements as of September 30, 2009 Using:
	Value as of	Quoted Market	Significant Other	Significant
	September 30,	Prices in Active	Observable Inputs	Unobservable Inputs
	2009	Markets (Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$2,097,319	$2,097,319	$—	$—
Interest rate caps(2)	$3,596	$—	$3,596	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)	The Company has 22 interest rate cap agreements with an aggregate fair value of approximately $3.6 million, based on quoted market values from the institutions holding the agreements as of September 30, 2009.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The Palazzo Construction Litigation
     Lido Casino Resort, LLC (“Lido”), formerly a wholly owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp., on one side, and Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work, filed claims against each other in an action filed in 2006 in Clark County District Court. On April 24, 2009, the Company reached a settlement of this matter with Malcolm for approximately $10.6 million, which was paid in May 2009. Of the $10.6 million, $9.9 million has been capitalized as building-related construction costs and $0.7 million has been recorded as interest expense as of and for the nine months ended September 30, 2009. The Company does not expect to incur any further charges in connection with this matter.
Litigation Relating to Macau Operations
     On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has appealed the verdict to the Nevada Supreme Court. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome.
     On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau gaming subconcession as well as other related claims. On June 3, 2009, the Company reached a settlement of this matter for $42.5 million, of which $12.5 million was paid in June 2009 and the remaining $30.0 million will be settled with common shares of a subsidiary of the Company upon a sale of a minority interest in certain of the Company’s Macau operations or in cash in February 2010, whichever occurs first. The charge has been recorded in corporate expense during the three months ended June 30, 2009. The Company does not expect to incur any further charges in connection with this matter.
     On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. It is difficult to discern any claim during that period from the face of their

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
complaint; however, management believes that the plaintiff’s case against the Company is without merit. The Company intends to defend this matter vigorously.
     In January 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an administrative action challenging an order from the Chief Executive of the Macau government with respect to the Macau government’s entry into an agreement with CFCL, as defined below, related to the operation of ferry service between Hong Kong and Taipa. The administrative action named the Company’s indirect wholly owned subsidiary, Cotai Ferry Company Limited (“CFCL,” previously named Cotai Waterjets (Macau) Limited), as an interested party. The basis of the legal challenge is that, under Macau law, any concessions or agreements related to the provision of a public service must be awarded through a public tender process. In February 2009, the Court of Second Instance in Macau held that it was unlawful for the Macau government to enter into the ferry agreement with CFCL without engaging in a public tender process, and therefore the ferry agreement with CFCL is void. The Company believes that it has complied with all applicable laws and procedures and Macau practice with respect to its entry into the ferry agreement and that all other agreements with the Macau government to operate ferries to and from Macau were entered into in the same fashion as the ferry agreement with CFCL. Accordingly, the Company and the Macau government have appealed the decision to the Court of Final Appeal in Macau. The Company will cooperate with the Macau government during the appeal period to resolve this matter. The Company expects to continue to operate its ferry service until a decision on the appeal is rendered or the matter is otherwise resolved. If the decision is upheld by the Court of Final Appeal, the ferry agreement entered into by CFCL may be void, absent other action by the Macau government. Management believes that, although uncertain, the outcome of the decision of the Court of Final Appeal is more likely to be unfavorable than favorable. As the dispute relates to challenging the entry into the ferry agreement and no financial amount is claimed by Northwest Express, management is unable to estimate the potential losses to the Company as a result of such an adverse ruling. The Company is exploring the legal rights and remedies available to protect its ferry operations and investments and, should the Company receive an adverse ruling, will explore all legal options with the Macau government to try to ensure that there is no disruption to the Company’s ferry operations. The Company expects the Macau government to take measures to secure the continuous operations of ferry services to and from Taipa in order to protect the public interest and believes that CFCL would be permitted to continue to operate its business on this basis. If it is determined that the Company is unable to continue to operate its ferry service, it will attempt to develop alternative means of attracting and transporting visitors to its Cotai Strip properties. If the Company is unable to do so, a resulting significant loss of visitors to its Cotai Strip properties could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Such event could also result in a potential impairment charge on all or a portion of the approximately $241.8 million in capitalized costs, as of September 30, 2009, related to the Company’s ferry operations. Moreover, if the Company is unable to utilize available options to secure renewed rights to provide ferry services within six months of the loss of such right, an event of default would occur under the terms of the ferry financing, allowing the lender to exercise its rights and remedies as defined in the related agreement. If the lender were to exercise its right to accelerate the repayment of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become accelerated.
     On October 16, 2009, the Company received a letter from counsel to Far East Consortium International Ltd. (“FEC”) notifying the Company that it may pursue various claims seeking, among other things, monetary damages and an entitlement to an ownership interest in parcel 3 in Macau, which the Company owns. The Company believes such claims, which are based on a non-legally binding memorandum of agreement that expired by its terms over three years ago, are frivolous, baseless and without merit. The Company intends to vigorously contest any claims or lawsuits that may be brought by FEC.
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
     The parties in all three actions stipulated to the entry of an order consolidating their cases into a single proceeding now styled In re Las Vegas Sands Corp. Derivative Litigation. A consolidated amended complaint was filed on March 20, 2009, against the same defendants noted above. The substantive allegations of such complaint are similar to those of the original complaints. A motion to dismiss the consolidated amended complaint was filed on April 17, 2009. This motion, and any responses and replies thereto that have been filed were argued on August 27, 2009. The District Court of Clark County entered a decision and order on November 4, 2009, dismissing the plaintiff’s consolidated amended complaint with prejudice.
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
Singapore Development Project
     The Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s originally submitted proposal for the integrated resort and in accordance with the agreement. The Company is continuing to finalize various design aspects of the integrated resort and is in the process of finalizing its cost estimates for the project. The Company entered into the SGD 5.44 billion (approximately $3.84 billion at exchange rates in effect on September 30, 2009) Singapore permanent facility agreement to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
Other Agreements
     The Company has entered into agreements with Starwood and Shangri-La to manage certain proposed hotel developments on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the Company’s Las Vegas condominium project (the St. Regis Residences) in connection with the sales and marketing of these condominium units. Due to the suspension of the Company’s projects in Macau and Las Vegas, the Company is negotiating amendments to its agreements with Starwood to revise the construction and opening obligations and deadlines. If negotiations are unsuccessful, certain past and/or anticipated delays may permit Starwood to terminate its agreements with the Company, which would result in the Company having to find new managers and brands for the above-described projects and may subject the Company to claims for damages and expenses under these agreements, including breach of contract, losses for services rendered and the opportunity costs of negotiating and executing the agreements. Such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows, including requiring the Company to write-off its $20.0 million investment related to the St. Regis Residences.
NOTE 9 — SEGMENT INFORMATION
     The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised of the ferry operations and various other operations that are ancillary to the Company’s properties in Macau); Marina Bay Sands in Singapore; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes and the St. Regis Residences). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information as of December 31, 2008, and for the nine months ended September 30, 2008, has been reclassified to conform to the current presentation. The Company’s segment information is as follows as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Revenues
Macau:
The Venetian Macao	$493,579	$522,409	$1,420,445	$1,471,823
Sands Macao	280,794	248,444	739,404	784,943
Four Seasons Macao	67,052	20,303	162,743	20,303
Other Asia	8,630	6,313	24,008	11,560
United States:
Las Vegas Operating Properties	228,095	307,965	836,601	1,007,942
Sands Bethlehem	62,994	—	95,705	—

Total net revenues	$1,141,144	$1,105,434	$3,278,906	$3,296,571

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Adjusted Property EBITDAR(1)
Macau:
The Venetian Macao	$150,389	$135,737	$381,849	$386,227
Sands Macao	77,115	42,591	188,522	162,283
Four Seasons Macao	10,152	2,963	20,083	2,963
Other Asia	(8,088)	(10,848)	(23,989)	(34,086)
United States:
Las Vegas Operating Properties	34,452	73,316	202,336	302,497
Sands Bethlehem	8,323	—	11,160	—

Total adjusted property EBITDAR	272,343	243,759	779,961	819,884
Other Operating Expenses
Stock-based compensation expense	(8,423)	(9,615)	(21,701)	(25,036)
Corporate expense	(17,519)	(23,390)	(105,250)	(82,529)
Rental expense	(6,691)	(8,437)	(22,497)	(25,573)
Pre-opening expense	(28,855)	(40,777)	(115,619)	(105,470)
Development expense	(80)	(1,153)	(344)	(11,504)
Depreciation and amortization	(148,677)	(132,239)	(431,559)	(364,753)
Impairment loss	—	—	(151,175)	—
Gain (loss) on disposal of assets	284	47	(4,500)	(6,977)

Operating income (loss)	62,382	28,195	(72,684)	198,042
Other Non-Operating Costs and Expenses
Interest income	1,599	3,215	9,840	11,813
Interest expense, net of amounts capitalized	(88,514)	(90,535)	(224,503)	(293,709)
Other income (expense)	(1,564)	7,209	(6,534)	11,624
Loss on modification or early retirement of debt	(204)	—	(204)	(4,022)
Income tax benefit (expense)	(54,316)	19,425	(641)	19,533
Noncontrolling interest	4,111	283	7,674	4,481

Net loss attributable to Las Vegas Sands Corp.	$(76,506)	$(32,208)	$(287,052)	$(52,238)

(1)	Adjusted property EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, gain (loss) on disposal of assets, impairment loss, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. Adjusted property EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Nine Months Ended
	September 30,
	2009	2008
Capital Expenditures
Corporate and Other	$31,527	$68,608
Macau:
The Venetian Macao	12,700	109,114
Sands Macao	5,556	30,192
Four Seasons Macao	206,546	471,955
Other Asia	23,696	58,021
Other Development Projects	70,084	851,929
United States:
Las Vegas Operating Properties	58,065	543,162
Sands Bethlehem	212,529	200,652
Singapore	918,375	574,763

Total capital expenditures	$1,539,078	$2,908,396

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	September 30,	December 31,
	2009	2008
Total Assets
Corporate and Other	$407,603	$707,276
Macau:
The Venetian Macao	2,883,920	3,060,279
Sands Macao	550,271	592,998
Four Seasons Macao	1,134,242	973,892
Other Asia	348,084	347,359
Other Development Projects	2,132,496	2,015,386
United States:
Las Vegas Operating Properties	6,552,572	6,562,124
Sands Bethlehem	725,648	475,256
Singapore	3,538,222	2,409,543

Total assets	$18,273,058	$17,144,113

NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     LVSC is the obligor of the senior notes due 2015, issued on February 10, 2005 (the “Senior Notes”). LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). In September 2009, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC were added as full and unconditional guarantors to the Senior Notes on a joint and several basis, and have been included in the group of subsidiaries that is the Guarantor Subsidiaries as of and for the period ended September 30, 2009.

     On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $48.0 million (consisting of $292.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $116.4 million (consisting of $360.6 million of property and equipment, offset by $244.2 million of liabilities consisting primarily of deferred proceeds from the sale) as of September 30, 2009 and December 31, 2008, respectively, and a net loss (consisting primarily of depreciation expense) of $2.7 million and $8.9 million for the three and nine months ended September 30, 2009, respectively, and $4.0 million and $9.1 million for the three and nine months ended September 30, 2008, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.
     The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, is as follows (in thousands):

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Balance Sheets
September 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$314	$2,653,145	$438,386	$—	$3,091,845
Restricted cash	—	6,936	222,155	—	229,091
Intercompany receivables	9,825	793,667	—	(803,492)	—
Accounts receivable, net	1,450	119,714	255,744	(1,707)	375,201
Inventories	1,897	11,388	12,868	—	26,153
Deferred income taxes, net	—	26,814	826	(4,635)	23,005
Prepaid expenses and other	6,896	6,135	20,495	(564)	32,962

Total current assets	20,382	3,617,799	950,474	(810,398)	3,778,257
Property and equipment, net	143,427	3,846,095	8,966,584	—	12,956,106
Investments in subsidiaries	4,624,964	2,028,705	—	(6,653,669)	—
Deferred financing costs, net	1,143	41,088	133,634	—	175,865
Intercompany receivables	37,494	64,046	—	(101,540)	—
Intercompany notes receivable	115,123	515,847	—	(630,970)	—
Deferred income taxes, net	41,456	—	199	(17,212)	24,443
Leasehold interests in land, net	—	—	1,107,830	—	1,107,830
Other assets, net	2,517	29,552	198,488	—	230,557

Total assets	$4,986,506	$10,143,132	$11,357,209	$(8,213,789)	$18,273,058

Accounts payable	$3,883	$29,172	$47,324	$(1,707)	$78,672
Construction payables	—	18,206	766,215	—	784,421
Intercompany payables	140,634	—	662,858	(803,492)	—
Accrued interest payable	2,094	374	9,363	—	11,831
Other accrued liabilities	34,717	154,353	501,681	—	690,751
Income taxes payable	—	—	564	(564)	—
Deferred income taxes	4,635	—	—	(4,635)	—
Current maturities of long-term debt	3,688	66,771	89,462	—	159,921

Total current liabilities	189,651	268,876	2,077,467	(810,398)	1,725,596
Other long-term liabilities	46,628	9,976	20,274	—	76,878
Intercompany payables	—	—	101,540	(101,540)	—
Intercompany notes payable	—	—	630,970	(630,970)	—
Deferred amounts related to mall transactions	—	448,564	—	—	448,564
Deferred income taxes	—	17,212	—	(17,212)	—
Long-term debt	328,123	4,773,135	6,503,218	—	11,604,476

Total liabilities	564,402	5,517,763	9,333,469	(1,560,120)	13,855,514

Preferred stock issued to Principal Stockholder’s family	387,697	—	—	—	387,697
Total Las Vegas Sands Corp. stockholders’ equity	4,034,407	4,624,964	2,028,705	(6,653,669)	4,034,407
Noncontrolling interest	—	405	(4,965)	—	(4,560)

Total equity	4,034,407	4,625,369	2,023,740	(6,653,669)	4,029,847

Total liabilities and equity	$4,986,506	$10,143,132	$11,357,209	$(8,213,789)	$18,273,058

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$99,015	$809,240	$—	$908,255
Rooms	—	98,619	57,054	—	155,673
Food and beverage	—	29,209	45,248	—	74,457
Convention, retail and other	—	33,016	67,922	(5,334)	95,604

	—	259,859	979,464	(5,334)	1,233,989
Less-promotional allowances	(140)	(40,751)	(51,246)	(708)	(92,845)

Net revenues	(140)	219,108	928,218	(6,042)	1,141,144

Operating expenses:
Casino	—	65,769	533,854	(689)	598,934
Rooms	—	22,284	5,812	—	28,096
Food and beverage	—	13,000	25,936	(1,552)	37,384
Convention, retail and other	—	16,301	43,563	(3,515)	56,349
Provision for doubtful accounts	—	12,524	16,748	—	29,272
General and administrative	—	58,478	68,997	(286)	127,189
Corporate expense	15,205	51	2,263	—	17,519
Rental expense	—	74	6,617	—	6,691
Pre-opening expense	178	1	28,676	—	28,855
Development expense	87	—	(7)	—	80
Depreciation and amortization	3,064	57,215	88,398	—	148,677
(Gain) loss on disposal of assets	—	3	(287)	—	(284)

	18,534	245,700	820,570	(6,042)	1,078,762

Operating income (loss)	(18,674)	(26,592)	107,648	—	62,382
Other income (expense):
Interest income	1,875	17,499	196	(17,971)	1,599
Interest expense, net of amounts capitalized	(4,566)	(31,287)	(70,632)	17,971	(88,514)
Other income (expense)	—	194	(1,758)	—	(1,564)
Loss on modification of debt	—	—	(204)	—	(204)
Income from equity investments in subsidiaries	14,889	38,825	—	(53,714)	—

Income (loss) before income taxes	(6,476)	(1,361)	35,250	(53,714)	(26,301)
Income tax benefit (expense)	(70,030)	16,250	(536)	—	(54,316)

Net income (loss)	(76,506)	14,889	34,714	(53,714)	(80,617)
Noncontrolling interest	—	—	4,111	—	4,111

Net income (loss) attributable to Las Vegas Sands Corp.	$(76,506)	$14,889	$38,825	$(53,714)	$(76,506)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$113,175	$692,083	$—	$805,258
Rooms	—	130,487	58,307	—	188,794
Food and beverage	—	46,067	44,958	—	91,025
Convention, retail and other	—	45,768	79,262	(1,797)	123,233

	—	335,497	874,610	(1,797)	1,208,310
Less-promotional allowances	(224)	(44,115)	(57,780)	(757)	(102,876)

Net revenues	(224)	291,382	816,830	(2,554)	1,105,434

Operating expenses:
Casino	—	80,057	501,309	(611)	580,755
Rooms	—	29,093	7,343	—	36,436
Food and beverage	—	20,933	26,856	(1,754)	46,035
Convention, retail and other	—	19,936	49,077	—	69,013
Provision for doubtful accounts	—	4,799	4,060	—	8,859
General and administrative	—	68,486	61,895	(189)	130,192
Corporate expense	13,537	90	9,763	—	23,390
Rental expense	—	1,746	6,691	—	8,437
Pre-opening expense	595	1,637	38,545	—	40,777
Development expense	(343)	—	1,496	—	1,153
Depreciation and amortization	2,633	58,460	71,146	—	132,239
(Gain) loss on disposal of assets	—	(63)	16	—	(47)

	16,422	285,174	778,197	(2,554)	1,077,239

Operating income (loss)	(16,646)	6,208	38,633	—	28,195
Other income (expense):
Interest income	1,274	2,486	1,807	(2,352)	3,215
Interest expense, net of amounts capitalized	(6,836)	(50,424)	(35,627)	2,352	(90,535)
Other income (expense)	—	(873)	8,082	—	7,209
Income (loss) from equity investment in subsidiaries	(12,200)	13,519	—	(1,319)	—

Income (loss) before income taxes	(34,408)	(29,084)	12,895	(1,319)	(51,916)
Income tax benefit	2,200	16,884	341	—	19,425

Net income (loss)	(32,208)	(12,200)	13,236	(1,319)	(32,491)
Noncontrolling interest	—	—	283	—	283

Net income (loss) attributable to Las Vegas Sands Corp.	$(32,208)	$(12,200)	$13,519	$(1,319)	$(32,208)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$347,902	$2,156,331	$—	$2,504,233
Rooms	—	334,389	157,641	—	492,030
Food and beverage	—	120,492	128,360	—	248,852
Convention, retail and other	—	119,511	196,430	(10,965)	304,976

	—	922,294	2,638,762	(10,965)	3,550,091
Less-promotional allowances	(484)	(124,039)	(144,424)	(2,238)	(271,185)

Net revenues	(484)	798,255	2,494,338	(13,203)	3,278,906

Operating expenses:
Casino	—	210,468	1,471,720	(1,881)	1,680,307
Rooms	—	73,816	19,571	—	93,387
Food and beverage	—	51,482	78,159	(4,796)	124,845
Convention, retail and other	—	55,903	128,563	(5,640)	178,826
Provision for doubtful accounts	—	37,239	33,750	—	70,989
General and administrative	—	180,408	192,770	(886)	372,292
Corporate expense	96,217	182	8,851	—	105,250
Rental expense	—	2,895	19,602	—	22,497
Pre-opening expense	832	96	114,691	—	115,619
Development expense	243	—	101	—	344
Depreciation and amortization	8,378	170,711	252,470	—	431,559
Impairment loss	—	151,175	—	—	151,175
(Gain) loss on disposal of assets	—	(107)	4,607	—	4,500

	105,670	934,268	2,324,855	(13,203)	3,351,590

Operating income (loss)	(106,154)	(136,013)	169,483	—	(72,684)
Other income (expense):
Interest income	9,046	28,290	506	(28,002)	9,840
Interest expense, net of amounts capitalized	(13,993)	(90,380)	(148,132)	28,002	(224,503)
Other income (expense)	—	659	(7,193)	—	(6,534)
Loss on modification of debt	—	—	(204)	—	(204)
Income (loss) from equity investments in subsidiaries	(97,299)	21,608	—	75,691	—

Income (loss) before income taxes	(208,400)	(175,836)	14,460	75,691	(294,085)
Income tax benefit (expense)	(78,652)	78,537	(526)	—	(641)

Net income (loss)	(287,052)	(97,299)	13,934	75,691	(294,726)
Noncontrolling interest	—	—	7,674	—	7,674

Net income (loss) attributable to Las Vegas Sands Corp.	$(287,052)	$(97,299)	$21,608	$75,691	$(287,052)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$387,495	$2,017,478	$—	$2,404,973
Rooms	—	409,153	166,019	—	575,172
Food and beverage	—	145,428	126,887	—	272,315
Convention, retail and other	—	133,290	162,198	(4,697)	290,791

	—	1,075,366	2,472,582	(4,697)	3,543,251
Less-promotional allowances	(1,437)	(105,516)	(137,645)	(2,082)	(246,680)

Net revenues	(1,437)	969,850	2,334,937	(6,779)	3,296,571

Operating expenses:
Casino	—	235,777	1,405,858	(1,786)	1,639,849
Rooms	—	93,371	23,292	—	116,663
Food and beverage	—	67,178	73,873	(4,473)	136,578
Convention, retail and other	—	61,831	102,791	—	164,622
Provision for doubtful accounts	—	17,948	5,012	—	22,960
General and administrative	—	203,428	218,143	(520)	421,051
Corporate expense	67,913	562	14,054	—	82,529
Rental expense	—	5,591	19,982	—	25,573
Pre-opening expense	2,716	7,827	94,927	—	105,470
Development expense	1,621	—	9,883	—	11,504
Depreciation and amortization	7,230	160,517	197,006	—	364,753
Loss on disposal of assets	—	5,915	1,062	—	6,977

	79,480	859,945	2,165,883	(6,779)	3,098,529

Operating income (loss)	(80,917)	109,905	169,054	—	198,042
Other income (expense):
Interest income	3,995	7,485	6,200	(5,867)	11,813
Interest expense, net of amounts capitalized	(15,389)	(150,953)	(133,234)	5,867	(293,709)
Other income (expense)	(39)	(1,305)	12,968	—	11,624
Loss on early retirement of debt	—	—	(4,022)	—	(4,022)
Income from equity investment in subsidiaries	41,848	57,759	—	(99,607)	—

Income (loss) before income taxes	(50,502)	22,891	50,966	(99,607)	(76,252)
Income tax benefit (expense)	(1,736)	18,957	2,312	—	19,533

Net income (loss)	(52,238)	41,848	53,278	(99,607)	(56,719)
Noncontrolling interest	—	—	4,481	—	4,481

Net income (loss) attributable to Las Vegas Sands Corp.	$(52,238)	$41,848	$57,759	$(99,607)	$(52,238)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$66,743	$(49,051)	$514,727	$—	$532,419

Cash flows from investing activities:
Capital expenditures	(3,322)	(86,242)	(1,449,514)	—	(1,539,078)
Change in restricted cash	—	(711)	(34,683)	—	(35,394)
Proceeds from disposal of property and equipment	60	1,687	2,147	—	3,894
Dividends received from Guarantor Subsidiaries	4,651,977	—	—	(4,651,977)	—
Dividends received from non-guarantor subsidiaries	—	11,406	—	(11,406)	—
Notes receivable to non-guarantor subsidiaries	(20,000)	—	—	20,000	—
Intercompany receivables to non-guarantor subsidiaries	(57,000)	(125,537)	—	182,537	—
Repayments of receivable from non-guarantor subsidiaries	385,000	216,537	—	(601,537)	—
Capital contributions to subsidiaries	(5,243,581)	(135,022)	—	5,378,603	—

Net cash used in investing activities	(286,866)	(117,882)	(1,482,050)	316,220	(1,570,578)

Cash flows from financing activities:
Dividends paid to preferred stockholders	(71,347)	—	—	—	(71,347)
Purchase of treasury stock	(13)	—	—	—	(13)
Capital contributions received	—	5,243,581	135,022	(5,378,603)	—
Dividends paid to Las Vegas Sands Corp.	—	(4,651,977)	—	4,651,977	—
Dividends paid to Guarantor Subsidiaries	—	—	(11,406)	11,406	—
Borrowings from Las Vegas Sands Corp.	—	—	77,000	(77,000)	—
Borrowings from Guarantor Subsidiaries	—	—	125,537	(125,537)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	—	(385,000)	385,000	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(216,537)	216,537	—
Proceeds from Singapore permanent facilities	—	—	824,986	—	824,986
Proceeds from exchangeable bonds	—	—	600,000	—	600,000
Proceeds from ferry financing	—	—	9,888	—	9,888
Repayments on Macau credit facility	—	—	(150,074)	—	(150,074)
Repayments on senior secured credit facility	—	(30,000)	—	—	(30,000)
Repayments on Singapore permanent facilities	—	—	(18,223)	—	(18,223)
Repayments on FF&E facility and other long-term debt	—	(25,471)	(791)	—	(26,262)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Contribution from noncontrolling interest	—	—	41	—	41
Payments of deferred financing costs	—	(2,880)	(41,879)	—	(44,759)

Net cash generated from (used in) financing activities	(74,126)	533,253	948,564	(316,220)	1,091,471

Effect of exchange rate on cash	—	—	370	—	370

Increase (decrease) in cash and cash equivalents	(294,249)	366,320	(18,389)	—	53,682
Cash and cash equivalents at beginning of period	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of period	$314	$2,653,145	$438,386	$—	$3,091,845

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$9,241	$71,747	$136,155	$—	$217,143

Cash flows from investing activities:
Capital expenditures	(10,937)	(555,589)	(2,341,870)	—	(2,908,396)
Change in restricted cash	—	405	173,892	—	174,297
Intercompany notes receivable to non-guarantor subsidiaries	—	(35,317)	—	35,317	—
Intercompany receivables to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivables to non-guarantor subsidiaries	(25,000)	(1,094,467)	—	1,119,467	—
Repayment of receivables from Guarantor Subsidiaries	92,108	—	—	(92,108)	—
Repayment of receivables from non-guarantor subsidiaries	—	34,018	—	(34,018)	—
Capital contributions to subsidiaries	(575,000)	(9,201)	—	584,201	—

Net cash used in investing activities	(553,829)	(1,660,151)	(2,167,978)	1,647,859	(2,734,099)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,833	—	—	—	6,833
Excess tax benefits from stock-based compensation	1,626	—	—	—	1,626
Capital contributions received	—	575,000	9,201	(584,201)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	25,000	(60,000)	—
Borrowings from Guarantor Subsidiaries	—	—	1,129,784	(1,129,784)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(92,108)	—	92,108	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(34,018)	34,018	—
Proceeds from issuance of convertible senior notes from a related party	475,000	—	—	—	475,000
Proceeds from senior secured credit facility	—	1,675,860	—	—	1,675,860
Proceeds from Singapore permanent facilities	—	—	1,558,091	—	1,558,091
Proceeds from Macau credit facility	—	—	442,732	—	442,732
Proceeds from ferry financing	—	—	176,739	—	176,739
Proceeds from FF&E facility and other long-term debt	—	105,584	43,314	—	148,898
Repayments on Singapore bridge facility	—	—	(1,329,737)	—	(1,329,737)
Repayments on senior secured credit facility	—	(324,000)	—	—	(324,000)
Repayments on FF&E facility and other long-term debt	—	(16,700)	(39,896)	—	(56,596)
Repayments on airplane financings	(2,765)	—	—	—	(2,765)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928	—	—	243,928
Payments of deferred financing costs	(4,935)	—	(87,612)	—	(92,547)

Net cash generated from financing activities	475,759	2,202,564	1,893,598	(1,647,859)	2,924,062

Effect of exchange rate on cash	—	—	11,719	—	11,719

Increase (decrease) in cash and cash equivalents	(68,829)	614,160	(126,506)	—	418,825
Cash and cash equivalents at beginning of period	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of period	$4,660	$743,844	$527,471	$—	$1,275,975

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
Operations
     We view each of our casino properties as an operating segment. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Our operating segments in the Macau Special Administrative Region of the People’s Republic of China (“Macau”) consist of the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao, Cotai StripTM (the “Four Seasons Macao”) and other ancillary operations in that region (“Other Asia”).
United States
Las Vegas Operating Properties
     Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design reminiscent of affluent Italian living; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Clubtm offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; entertainment facilities; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.
     Approximately 63.9% and 65.3% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2009 and 2008, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 36.1% and 34.7%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, especially during mid-week periods.
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

     On May 22, 2009, we opened the casino component of Sands Bethlehem, featuring 3,000 slot machines and several food and beverage offerings, as well as the parking garage and surface parking. Construction activities on the remaining components of the 124-acre development, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve. As of September 30, 2009, we have capitalized construction costs of $622.1 million for this project (including $60.2 million in outstanding construction payables). We expect to spend approximately $80 million on additional costs to complete the site for delay, furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty. Approximately 89.7% of the gross revenue at the Sands Bethlehem for the period ended September 30, 2009, was derived from gaming activities, with the remainder primarily derived from food and beverage services.
Macau
     We own and operate the Sands Macao, the first Las Vegas-style casino in Macau, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater and other high-end services and amenities. Approximately 93.4% and 92.4% of the gross revenue at the Sands Macao for the nine months ended September 30, 2009 and 2008, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
     We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macau. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 81.5% and 79.7% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2009 and 2008, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.
     In August 2008, we opened the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. The property will also feature the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas, which the Company expects to complete the structural work of the tower in the fourth quarter of 2009 and subsequently monetize through various potential methods. Approximately 73.6% and 69.1% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2009 and the period ended September 30, 2008, respectively, was derived from gaming activities, with the remainder primarily derived from mall revenues, room revenues and other non-gaming sources.
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

United States Development Project
St. Regis Residences
     We had been constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when these conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of September 30, 2009, we have capitalized construction costs of $182.3 million for this project (including $7.5 million in outstanding construction payables). We expect to spend approximately $10 million on additional costs to prepare the site for delay and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau Development Projects
     We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5, 6, 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction on these developments and plan to own and operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•	Parcels 5 and 6 — Under our revised development plan, we are sequencing the construction of the integrated resort on parcels 5 and 6 due to difficulties in the capital markets and overall decline in general economic conditions. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 luxury and mid-scale hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the Sheraton hotel tower as well as the remaining retail facilities. The total cost to complete phase II is expected to be approximately $190 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand. The total cost to complete phase III is expected to be approximately $450 million. We plan to recommence construction of phases I and II with supplemental financing that we are currently in discussions to obtain, together with a portion of the proceeds from the potential sale of a minority interest in certain of our Macau operations. We expect that if and when financing is obtained, it will take approximately 18 months to complete construction of phase I, another six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2009, we have capitalized construction costs of $1.73 billion for the entire project (including $153.3 million in outstanding construction payables). Our management agreement with Starwood imposes certain construction deadlines and opening obligations on us, and certain past and/or anticipated delays, as described above, may represent a default under the agreement, allow Starwood to terminate its agreement and/or may subject us to penalties.

•	Parcels 7 and 8 — The integrated resort on parcels 7 and 8 is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction and have capitalized construction costs of $116.1 million as of September 30, 2009. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•	Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a casino, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction and have capitalized construction costs of $35.7 million as of September 30, 2009. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
     The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of September 30, 2009, we have capitalized an aggregate of $5.80 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. We will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.
     We have received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concession, which has an initial term of 25 years and is renewable at our option in accordance with Macau law, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macau government amended our land concession to allow us to subdivide parcel 2 into four separate units under Macau’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. Subsequent to September 30, 2009, we received a draft of the land concession agreement from the Macau government for parcels 5 and 6, and expect to formalize the agreement following the usual Macau land grant process. The land premium is currently expected to be approximately 1.9 billion patacas (approximately $238 million at exchange rates in effect on September 30, 2009).
     We do not yet have all of the necessary Macau government approvals to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3 and a draft of the land concession agreement for parcels 5 and 6, as previously noted, but have yet to be granted land concessions for parcels 5, 6, 7 and 8. Once the land concession for parcels 5 and 6 has been finalized, we will negotiate the land concession for parcels 7 and 8. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2 and 3, management believes that the land concessions for parcels 5, 6, 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $1.84 billion in capitalized costs, as of September 30, 2009, related to our developments on parcels 5, 6, 7 and 8.
     Under our land concession relating to parcel 3, we were required to complete the corresponding development by August 2011. The Macau government has agreed to provide us with an extension to complete the development of parcel 3 by April 2013. We believe that if we are not able to complete the development by the deadline, we will be able to obtain another extension from the Macau government; however, no assurances can be given that an extension will be granted. If we are unable to meet the August 2013 deadline and that deadline is not extended, we could lose our land concession for parcel 3, which would prohibit us from operating any facilities developed under the land concession for parcel 3. As a result, we could forfeit all or a substantial portion of our $35.7 million in capitalized costs, as of September 30, 2009, related to our development on parcel 3.
Singapore Development Project
     Our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. We are continuing to finalize various design aspects of the integrated resort and are in the process of finalizing our cost estimates for the project. As of September 30, 2009, we have capitalized 4.92 billion Singapore dollars (“SGD,” approximately $3.47 billion at exchange rates in effect on September 30, 2009) in costs for this project, including the land premium and SGD 639.1 million (approximately $450.5 million at exchange rates in effect on September 30, 2009) in outstanding construction payables. We expect to spend approximately SGD 3.8 billion (approximately $2.7 billion at exchange rates in effect on September 30, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 760 million (approximately $536 million at exchange rates in effect on September 30, 2009) is expected to be spent in 2009. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we are targeting to open a majority of the project in the first quarter of 2010.
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
     There were no newly identified significant accounting estimates in the nine months ended September 30, 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our 2008 Annual Report.
Recent Accounting Pronouncements
     See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
     The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Net revenues	$1,141,144	$1,105,434	3.2%	$3,278,906	$3,296,571	(0.5)%
Operating expenses	1,078,762	1,077,239	0.1%	3,351,590	3,098,529	8.2%
Operating income (loss)	62,382	28,195	121.3%	(72,684)	198,042	(136.7)%
Loss before income taxes	(26,301)	(51,916)	(49.3)%	(294,085)	(76,252)	285.7%
Net loss	(80,617)	(32,491)	148.1%	(294,726)	(56,719)	419.6%
Net loss attributable to Las Vegas Sands Corp.	(76,506)	(32,208)	137.5%	(287,052)	(52,238)	449.5%

	Percent of Net Revenues
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Operating expenses	94.5%	97.4%	102.2%	94.0%
Operating income (loss)	5.5%	2.6%	(2.2)%	6.0%
Loss before income taxes	(2.3)%	(4.7)%	(9.0)%	(2.3)%
Net loss	(7.1)%	(2.9)%	(9.0)%	(1.7)%
Net loss attributable to Las Vegas Sands Corp.	(6.7)%	(2.9)%	(8.8)%	(1.6)%
Operating Results
Key Operating Revenue Measurements
     Operating revenues at our Las Vegas Operating Properties, The Venetian Macao and Four Seasons Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for Sands Macao; revenues at Sands Macao, as well as Sands Bethlehem, are principally driven by casino customers who visit the property on a daily basis.

     The following are the key measurements we use to evaluate operating revenue:
     Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of drop of 20.0% to 22.0% and slot machines produce a statistical average hold percentage (calculated before slot club cash incentives) as measured as a percentage of handle generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis, while approximately 53.9% of our table games play, for the nine months ended September 30, 2009, was conducted on a credit basis.
     Casino revenue measurements for Macau: Macau table games are segregated into two groups, consistent with the Macau market’s convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop as previously described. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered are substantially higher than the amounts dropped. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited.
     We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip table games win percentage (calculated before discounts and commissions) is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of drop of 18.0% to 20.0%. Similar to Las Vegas, our Macau slot machines produce a statistical average win percentage as measured as a percentage of handle of generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, gaming is conducted on a cash basis, with only 30.5% of our table games play, for the nine months ended September 30, 2009, being conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and gaming promoters for table games play.
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
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Operating Revenues
     Our net revenues consisted of the following:

	Three Months Ended September 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)
Casino	$908,255	$805,258	12.8%
Rooms	155,673	188,794	(17.5)%
Food and beverage	74,457	91,025	(18.2)%
Convention, retail and other	95,604	123,233	(22.4)%

	1,233,989	1,208,310	2.1%
Less — promotional allowances	(92,845)	(102,876)	(9.8)%

Total net revenues	$1,141,144	$1,105,434	3.2%

     Consolidated net revenues were $1.14 billion for the three months ended September 30, 2009, an increase of $35.7 million as compared to $1.11 billion for the three months ended September 30, 2008. The increase was primarily driven by $63.0 million of net revenues at Sands Bethlehem, which opened in May 2009, a $46.7 million increase in net revenues attributable to a full quarter of operations of Four Seasons Macao, which opened in August 2008, and a $32.4 million increase in net revenues at Sands Macao, driven by an increase in casino revenues. The increase was partially offset by a combined decrease of $108.7 million in net revenues at The Venetian Macao and our Las Vegas Operating Properties, which reflects the decline in global economic conditions.
     Casino revenues increased $103.0 million as compared to the three months ended September 30, 2008. Of the increase, $58.2 million was attributable to Sands Bethlehem and $38.9 million was attributable to a full quarter of operations of Four Seasons Macao. Casino revenues also increased $31.8 million at Sands Macao, due to an increase in our table games win percentages. These increases were partially offset by decreases at our Las Vegas Operating Properties and at The Venetian Macao. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2009	2008	Change
	(Dollars in thousands)
The Venetian Macao
Total casino revenues	$420,830	$432,628	(2.7)%
Non-Rolling Chip drop	$834,905	$930,621	(10.3)%
Non-Rolling Chip win percentage	23.0%	19.7%	3.3	pts
Rolling Chip volume	$9,062,194	$9,778,702	(7.3)%
Rolling Chip win percentage	2.83%	3.06%	(0.23	)pts
Slot handle	$609,734	$549,895	10.9%
Slot hold percentage	7.5%	7.8%	(0.3	)pts
Sands Macao
Total casino revenues	$275,360	$243,524	13.1%
Non-Rolling Chip drop	$626,428	$652,252	(4.0)%
Non-Rolling Chip win percentage	19.0%	17.9%	1.1	pts
Rolling Chip volume	$5,479,118	$7,256,360	(24.5)%
Rolling Chip win percentage	3.37%	2.35%	1.02	pts
Slot handle	$327,485	$273,126	19.9%
Slot hold percentage	6.6%	7.3%	(0.7	)pts
Four Seasons Macao
Total casino revenues	$54,835	$15,931	244.2%
Non-Rolling Chip drop	$82,946	$16,748	395.3%
Non-Rolling Chip win percentage	22.3%	18.4%	3.9	pts
Rolling Chip volume	$2,183,677	$165,155	1,222.2%
Rolling Chip win percentage	2.31%	8.33%	(6.02	)pts
Slot handle	$60,620	$7,903	667.1%
Slot hold percentage	5.4%	6.4%	(1.0	)pts
Las Vegas Operating Properties
Total casino revenues	$99,015	$113,175	(12.5)%
Table games drop	$429,717	$477,182	(9.9)%
Table games win percentage	12.2%	13.8%	(1.6	)pts
Slot handle	$672,208	$976,577	(31.2)%
Slot hold percentage	7.8%	6.0%	1.8	pts
Sands Bethlehem
Total casino revenues	$58,215	$—	—%
Slot handle	$813,292	$—	—%
Slot hold percentage	7.2%	—%	—	pts
     In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

     Room revenues decreased $33.1 million as compared to the three months ended September 30, 2008. Room revenues decreased as room rates were reduced to maintain occupancy at our Las Vegas Operating Properties and at The Venetian Macao. This decrease was partially offset by a $4.9 million increase in revenues attributable to a full quarter of operations of Four Seasons Macao. The suites at Sands Macao are primarily provided as comps to casino patrons and therefore revenues of $6.6 million and $6.7 million for the three months ended September 30, 2009 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room activity:

	Three Months Ended September 30,
	2009	2008	Change
	(Room revenues in thousands)
The Venetian Macao
Total room revenues	$45,005	$51,085	(11.9)%
Average daily room rate	$198	$211	(6.2)%
Occupancy rate	88.1%	92.1%	(4.0	)pts
Revenue per available room	$175	$194	(9.8)%
Four Seasons Macao
Total room revenues	$5,464	$517	956.9%
Average daily room rate	$294	$440	(33.2)%
Occupancy rate	56.2%	31.4%	24.8	pts
Revenue per available room	$165	$138	19.6%
Las Vegas Operating Properties
Total room revenues	$98,619	$130,486	(24.4)%
Average daily room rate	$172	$218	(21.1)%
Occupancy rate	88.4%	93.1%	(4.7	)pts
Revenue per available room	$152	$202	(24.8)%
     Food and beverage revenues decreased $16.6 million as compared to the three months ended September 30, 2008. The decrease is due to a $25.6 million decrease across our operating properties driven by a decrease in banquet and in-suite dining operations resulting from lower occupancy at our properties, as noted above, and a lower proportion of group and corporate businesses. This decrease was offset by $5.8 million attributable to Sands Bethlehem and an increase of $3.2 million attributable to a full quarter of operations of Four Seasons Macao.
     Convention, retail and other revenues decreased $27.6 million as compared to the three months ended September 30, 2008. The decrease is due to a combined decrease of $30.2 million at our Las Vegas Operating Properties and The Venetian Macao, primarily driven by the decrease in our convention operations resulting from the decline in global economic conditions. This decrease was partially offset by an increase of $2.1 million in revenue attributable to our mall operations at Four Seasons Macao.
Operating Expenses
     Our operating expenses consisted of the following:

	Three Months Ended September 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)
Casino	$598,934	$580,755	3.1%
Rooms	28,096	36,436	(22.9)%
Food and beverage	37,384	46,035	(18.8)%
Convention, retail and other	56,349	69,013	(18.4)%
Provision for doubtful accounts	29,272	8,859	230.4%
General and administrative	127,189	130,192	(2.3)%
Corporate expense	17,519	23,390	(25.1)%
Rental expense	6,691	8,437	(20.7)%
Pre-opening expense	28,855	40,777	(29.2)%
Development expense	80	1,153	(93.1)%
Depreciation and amortization	148,677	132,239	12.4%
Gain on disposal of assets	(284)	(47)	504.3%

Total operating expenses	$1,078,762	$1,077,239	0.1%

     Operating expenses remained constant at $1.08 billion for the three months ended September 30, 2009 and 2008. The increase in casino expenses, driven by increased casino revenues, as well as increases in our provision for doubtful accounts and depreciation and amortization costs, was partially offset by decreases in operating expenses, driven by our cost-cutting measures.

     Casino expenses increased $18.2 million as compared to the three months ended September 30, 2008. Of the increase, $42.0 million was attributable to Sands Bethlehem and $15.4 million related to the 39.0% gross win tax on casino revenues at our Macau properties, as well as an additional increase of $10.0 million attributable to a full quarter of operations of Four Seasons Macao. These increases were partially offset by a $49.2 million decrease across our operating properties driven by our cost-cutting measures.
     Room expense decreased $8.3 million, food and beverage expense decreased $8.7 million, and convention, retail and other expense decreased $12.7 million as compared to the three months ended September 30, 2008. These decreases were driven by the associated decreases in the related revenues described above, as well as our cost-cutting measures.
     The provision for doubtful accounts was $29.3 million for the three months ended September 30, 2009, as compared to $8.9 million for the three months ended September 30, 2008. Of the increase, $14.5 million related to our casino operations as we granted more advances to our premium players in Macau in relation to the opening of new properties and $4.5 million related to our mall operations as our tenants experienced difficulties driven by reduced visitation and consumer spending as a result of the economic downturn. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
     General and administrative expenses decreased $3.0 million as compared to the three months ended September 30, 2008. A $21.7 million decrease across our operating properties was driven by our cost-cutting measures, with $10.1 million and $7.1 million at our Las Vegas Operating Properties and The Venetian Macao, respectively. The decrease was partially offset by expenses of $10.0 million attributable to Sands Bethlehem and an increase of $3.6 million attributable to a full quarter of operations of Four Seasons Macao.
     Corporate expense decreased $5.9 million as compared to the three months ended September 30, 2008, driven primarily by our cost-cutting measures.
     Pre-opening expenses were $28.9 million for the three months ended September 30, 2009, as compared to $40.8 million for the three months ended September 30, 2008. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2009, were primarily related to activities at Marina Bay Sands as well as costs associated with suspension activities at our Cotai Strip developments. Development expenses, which were not material during the three months ended September 30, 2009 and 2008, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
     Depreciation and amortization expense increased $16.4 million as compared to the three months ended September 30, 2008. The increase was primarily the result of the openings of Four Seasons Macao and Sands Bethlehem, which contributed $8.0 million and $6.5 million, respectively, in depreciation expense.

Adjusted Property EBITDAR
     Adjusted property EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, impairment loss, (gain) loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDAR to net loss attributable to Las Vegas Sands Corp.):

	Three Months Ended September 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)
United States:
Las Vegas Operating Properties	$34,452	$73,316	(53.0)%
Sands Bethlehem	8,323	—	—%
Macau:
The Venetian Macao	150,389	135,737	10.8%
Sands Macao	77,115	42,591	81.1%
Four Season Macao	10,152	2,963	242.6%
Other Asia	(8,088)	(10,848)	(25.4)%

Total adjusted property EBITDAR	$272,343	$243,759	11.7%

     Adjusted property EBITDAR across our operating properties includes the savings benefits from our cost-cutting measures, which management expects to generate approximately $500 million in total annualized savings across our operations, driven primarily by decreases in payroll-related expenses. These cost-cutting measures, which we anticipate will be fully implemented by the end of 2009, are expected to generate annualized savings of approximately $200 million in Las Vegas and approximately $300 million in Macau. Management believes that these cost savings will provide enhanced operating leverage once the global economy improves.
     Adjusted property EBITDAR at our Las Vegas Operating Properties decreased $38.9 million as compared to the three months ended September 30, 2008. The decrease was primarily due to a decrease in net revenues of $79.9 million, partially offset by decreases in the associated operating expenses and the decrease of $10.1 million in general and administrative expenses driven by our cost-cutting measures, of which $4.2 million were payroll-related expenses.
     Adjusted property EBITDAR at The Venetian Macao increased $14.7 million as compared to the three months ended September 30, 2008. As total net revenues decreased $28.8 million, the increase in adjusted property EBITDAR was primarily driven by our cost-cutting measures with a $24.7 million decrease in casino expenses (exclusive of the 39.0% gross win tax) and a $7.1 million decrease in general and administrative expenses, of which $3.2 million were payroll-related expenses.
     Adjusted property EBITDAR at Sands Macao increased $34.5 million as compared to the three months ended September 30, 2008. The increase was primarily due to the increase of $31.8 million in casino revenues, offset by the associated operating expenses, as well as reduced operating expenses driven by our cost-savings measures, as previously described.
     Adjusted property EBITDAR in our Other Asia segment increased $2.8 million as compared to the three months ended September 30, 2008, primarily driven by an increase in revenues from our passenger ferry service operations.
     Adjusted property EBITDAR at Four Seasons Macao, which opened in August 2008, and Sands Bethlehem, which opened in May 2009, do not have a comparable prior-year period. Results of the operations of Four Seasons Macao and Sands Bethlehem are as previously described.
Interest Expense
     The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$105,462	$128,896
Less — capitalized interest	(16,948)	(38,361)

Interest expense, net	$88,514	$90,535

Cash paid for interest	$94,635	$128,254
Weighted average total debt balance	$11,210,464	$9,247,382
Weighted average interest rate	3.8%	5.6%

     Interest cost decreased $23.4 million as compared to the three months ended September 30, 2008, resulting from a decrease in the weighted average interest rate, partially offset by an increase in our average long-term debt balances. Capitalized interest decreased $21.4 million as compared to the three months ended September 30, 2008, primarily due to the suspension of our Cotai Strip developments, the completion of Four Seasons Macao and Sands Bethlehem, and the decrease in the weighted average interest rate. Leasehold interest in land payments made in Macau and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.
Other Factors Effecting Earnings
     Other expense was $1.6 million for the three months ended September 30, 2009, as compared to other income of $7.2 million for the three months ended September 30, 2008. The expense during the three months ended September 30, 2009, was primarily attributable to a decrease of $1.5 million in the fair value of our interest rate cap agreements held in Singapore.
     Our effective income tax rate was 206.5% for the three months ended September 30, 2009, as compared to a beneficial effective income tax rate of 37.4% for the three months ended September 30, 2008. The effective income tax rate for the three months ended September 30, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable net operating losses in U.S. and foreign jurisdictions unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by our U.S. operations until it is determined that we no longer require a valuation allowance for such deferred tax assets.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Operating Revenues
     Our net revenues consisted of the following:

	Nine Months Ended September 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)
Casino	$2,504,233	$2,404,973	4.1%
Rooms	492,030	575,172	(14.5)%
Food and beverage	248,852	272,315	(8.6)%
Convention, retail and other	304,976	290,791	4.9%

	3,550,091	3,543,251	0.2%
Less — promotional allowances	(271,185)	(246,680)	9.9%

Total net revenues	$3,278,906	$3,296,571	(0.5)%

     Consolidated net revenues were $3.28 billion for the nine months ended September 30, 2009, a slight decrease of $17.7 million as compared to $3.30 billion for the nine months ended September 30, 2008. The combined decrease in net revenues of $268.2 million at The Venetian Macao, Sands Macao and our Las Vegas Operating Properties reflects the decline in global economic conditions, which affected all areas of our operations. The decrease was partially offset by an increase in net revenues of $142.4 million from a full nine months of operations of Four Seasons Macao, which opened in August 2008, net revenues of $95.7 million attributable to Sands Bethlehem, which opened in May 2009, and an increase in net revenues of $12.4 million in our Other Asia segment driven by the increase in our passenger ferry service operations in Macau.

     Casino revenues increased $99.3 million as compared to the nine months ended September 30, 2008. Of the increase, $113.9 million was attributable to a full nine months of operations of Four Seasons Macao and $88.2 million was attributable to Sands Bethlehem. Revenues at Sands Macao decreased $45.9 million driven by a decrease in table games volume and The Venetian Macao decreased $17.4 million driven by a decrease in table games volume and a decrease in Rolling Chip win percentage, partially offset by an increase in Non-Rolling Chip win percentage. A $39.5 million decrease at our Las Vegas Operating Properties was primarily driven by a decrease in table games win percentage, partially offset by an increase in slot hold percentage. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2009	2008	Change
	(Dollars in thousands)
The Venetian Macao
Total casino revenues	$1,214,083	$1,231,434	(1.4)%
Non-Rolling Chip drop	$2,458,155	$2,662,242	(7.7)%
Non-Rolling Chip win percentage	23.2%	19.8%	3.4	pts
Rolling Chip volume	$27,652,284	$28,378,526	(2.6)%
Rolling Chip win percentage	2.74%	3.01%	(0.27	)pts
Slot handle	$1,703,548	$1,369,832	24.4%
Slot hold percentage	7.5%	8.1%	(0.6	)pts
Sands Macao
Total casino revenues	$724,235	$770,113	(6.0)%
Non-Rolling Chip drop	$1,834,840	$2,033,529	(9.8)%
Non-Rolling Chip win percentage	19.1%	19.2%	(0.1	)pts
Rolling Chip volume	$15,324,411	$19,046,137	(19.5)%
Rolling Chip win percentage	2.97%	2.56%	0.41	pts
Slot handle	$904,733	$787,118	14.9%
Slot hold percentage	6.7%	7.9%	(1.2	)pts
Four Seasons Macao
Total casino revenues	$129,832	$15,931	715.0%
Non-Rolling Chip drop	$250,435	$16,748	1,395.3%
Non-Rolling Chip win percentage	24.2%	18.4%	5.8	pts
Rolling Chip volume	$3,308,855	$165,155	1,903.5%
Rolling Chip win percentage	2.60%	8.33%	(5.73	)pts
Slot handle	$160,642	$7,903	1,932.7%
Slot hold percentage	5.6%	6.4%	(0.8	)pts
Las Vegas Operating Properties
Total casino revenues	$347,902	$387,495	(10.2)%
Table games drop	$1,260,268	$1,341,985	(6.1)%
Table games win percentage	17.3%	19.8%	(2.5	)pts
Slot handle	$2,046,734	$2,708,860	(24.4)%
Slot hold percentage	7.3%	5.8%	1.5	pts
Sands Bethlehem
Total casino revenues	$88,181	$—	—%
Slot handle	$1,182,866	$—	—%
Slot hold percentage	7.5%	—%	—	pts
     In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
     Room revenues decreased $83.1 million as compared to the nine months ended September 30, 2008. Room revenues decreased as room rates were reduced to maintain occupancy at our Las Vegas Operating Properties and at The Venetian Macao. This decrease was partially offset by a $12.9 million increase in revenues attributable to a full nine months of operations of Four Seasons Macao. The suites at Sands Macao are primarily provided as comps to casino patrons and therefore revenues of $19.7 million and $20.2 million for the nine months ended September 30, 2009 and 2008, respectively, and related statistics have not been included in the following table, which summarizes the results of our room activity:

	Nine Months Ended September 30,
	2009	2008	Change
	(Room revenues in thousands)
The Venetian Macao
Total room revenues	$124,538	$145,258	(14.3)%
Average daily room rate	$205	$222	(7.7)%
Occupancy rate	80.6%	83.7%	(3.1	)pts
Revenue per available room	$165	$186	(11.3)%
Four Seasons Macao
Total room revenues	$13,399	$517	2,491.7%
Average daily room rate	$293	$440	(33.4)%
Occupancy rate	46.5%	31.4%	15.1	pts
Revenue per available room	$136	$138	(1.4)%
Las Vegas Operating Properties
Total room revenues	$334,389	$409,152	(18.3)%
Average daily room rate	$194	$241	(19.5)%
Occupancy rate	89.7%	90.5%	(0.8	)pts
Revenue per available room	$174	$218	(20.2)%

     Food and beverage revenues decreased $23.5 million as compared to the nine months ended September 30, 2008. Revenues decreased $42.0 million across our operating properties, with $24.3 million and $7.1 million of the decrease at our Las Vegas Operating Properties and The Venetian Macao, respectively, driven by a decrease in banquet and in-suite dining operations resulting from lower occupancy at these properties, as noted above, and a lower proportion of group and corporate businesses. This decrease was partially offset by a $9.8 million increase attributable to a full nine months of operations of Four Seasons Macao and $8.7 million attributable to Sands Bethlehem.
     Convention, retail and other revenues increased $14.2 million as compared to the nine months ended September 30, 2008. The increase is primarily due to an increase of $21.6 million in our Other Asia segment driven by our passenger ferry service operations in Macau as we increased the frequency of sailings and commenced night sailings in the summer of 2008, as well as $16.8 million attributable to the mall at Four Seasons Macao. These increases were partially offset by a decrease of $15.2 million at our Las Vegas Operating Properties, primarily driven by the decrease in our convention operations resulting from the decline in global economic conditions.
Operating Expenses
     Our operating expenses consisted of the following:

	Nine Months Ended September 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)
Casino	$1,680,307	$1,639,849	2.5%
Rooms	93,387	116,663	(20.0)%
Food and beverage	124,845	136,578	(8.6)%
Convention, retail and other	178,826	164,622	8.6%
Provision for doubtful accounts	70,989	22,960	209.2%
General and administrative	372,292	421,051	(11.6)%
Corporate expense	105,250	82,529	27.5%
Rental expense	22,497	25,573	(12.0)%
Pre-opening expense	115,619	105,470	9.6%
Development expense	344	11,504	(97.0)%
Depreciation and amortization	431,559	364,753	18.3%
Impairment loss	151,175	—	—%
Loss on disposal of assets	4,500	6,977	(35.5)%

Total operating expenses	$3,351,590	$3,098,529	8.2%

     Operating expenses were $3.35 billion for the nine months ended September 30, 2009, an increase of $253.1 million as compared to $3.10 billion for the nine months ended September 30, 2008. The increase in operating expenses was primarily attributable to recognizing impairment losses and a legal settlement included in corporate expense, and increases in our provision for doubtful accounts, pre-opening expenses, and depreciation and amortization costs, partially offset by a decrease in operating expenses driven by our cost-cutting measures.
     Casino expenses increased $40.5 million as compared to the nine months ended September 30, 2008. Of the increase, $63.0 million was attributable to Sands Bethlehem and $28.8 million (exclusive of the 39.0% gross win tax on casino revenues) was attributable to Four Seasons Macao. The combined increase in our casino revenues at our Macau properties, driven by the Four Seasons Macao, as previously described, resulted in a slight increase of $6.9 million in the 39.0% gross win tax on casino revenues. These increases were partially offset by a combined decrease of $58.2 million at our operating properties driven by our cost-cutting measures.
     Rooms expense decreased $23.3 million and food and beverage expense decreased $11.7 million as compared to the nine months ended September 30, 2008. These decreases were driven by the associated decreases in the related revenues described above, as well as our cost-cutting measures.

     Convention, retail and other expense increased $14.2 million as compared to the nine months ended September 30, 2008. Of the increase, $29.2 million was driven by the increase in our passenger ferry service operations in Macau and $3.6 million was attributable to Four Seasons Macao. These increases were partially offset by a decrease in expenses of $11.6 million and $6.9 million at The Venetian Macao and our Las Vegas Operating Properties, respectively, driven by the associated decrease in the related revenues, as well as our cost-cutting measures.
     The provision for doubtful accounts was $71.0 million for the nine months ended September 30, 2009, compared to $23.0 million for the nine months ended September 30, 2008. Of the increase, $34.6 million related to our casino operations as we granted more advances to our premium players in Macau in relation to the opening of new properties and $10.4 million related to our mall operations as our tenants experienced difficulties driven by reduced visitation and consumer spending as a result of the economic downturn. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
     General and administrative expenses decreased $48.8 million as compared to the nine months ended September 30, 2008. The decrease was primarily attributable to a $76.8 million decrease across our operating properties driven by our cost-cutting measures, with $35.2 million, $23.4 million and $18.2 million at The Venetian Macao, our Las Vegas Operating Properties and Sands Macao, respectively. The decrease was partially offset by expenses of $19.1 million and $16.7 million attributable to Four Season Macao and Sands Bethlehem, respectively.
     Corporate expense increased $22.7 million as compared to the nine months ended September 30, 2008. The increase was attributable to a $42.5 million legal settlement (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies”), partially offset by decreases of $8.1 million in payroll-related expenses and $11.7 million of other corporate costs driven by our cost-cutting measures.
     Pre-opening expenses were $115.6 million for the nine months ended September 30, 2009, as compared to $105.5 million for the nine months ended September 30, 2008. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2009, were primarily related to activities at Marina Bay Sands and Sands Bethlehem, as well as costs associated with suspension activities at our Cotai Strip developments. Development expenses, which were not material for the nine months ended September 30, 2009 and 2008, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
     Depreciation and amortization expense increased $66.8 million as compared to the nine months ended September 30, 2008. The increase was primarily the result of the openings of Four Seasons Macao and Sands Bethlehem, which contributed $32.6 million and $9.6 million, respectively, in depreciation expense. Additionally, increases of $9.4 million and $6.7 million were attributable to The Venetian Macao and The Palazzo, respectively, as both properties had unopened areas during the nine months ended September 30, 2008.
     Impairment loss was $151.2 million for the nine months ended September 30, 2009, of which $94.0 million related to a reduction in the expected proceeds to be received from the sale of The Shoppes at The Palazzo and $57.2 million related to our indefinite suspension of plans to expand the Sands Expo Center (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net”).

Adjusted Property EBITDAR
     Adjusted property EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, impairment loss, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and noncontrolling interest. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDAR to net loss attributable to Las Vegas Sands Corp.):

	Nine Months Ended September 30,
			Percent
	2009	2008	Change
	(Dollars in thousands)
United States:
Las Vegas Operating Properties	$202,336	$302,497	(33.1)%
Sands Bethlehem	11,160	—	—%
Macau:
The Venetian Macao	381,849	386,227	(1.1)%
Sands Macao	188,522	162,283	16.2%
Four Seasons Macao	20,083	2,963	577.8%
Other Asia	(23,989)	(34,086)	(29.6)%

Total adjusted property EBITDAR	$779,961	$819,884	(4.9)%

     Adjusted property EBITDAR across our operating properties includes the savings benefits from our cost-cutting measures, which management expects to generate approximately $500 million in total annualized savings across our operations, driven primarily by decreases in payroll-related expenses. These cost-cutting measures, which we anticipate will be fully implemented by the end of 2009, are expected to generate annualized savings of approximately $200 million in Las Vegas and approximately $300 million in Macau. Management believes that these cost savings will provide enhanced operating leverage once the global economy improves.
     Adjusted property EBITDAR at our Las Vegas Operating Properties decreased $100.2 million as compared to the nine months ended September 30, 2008. The decrease was primarily due to a decrease in net revenues of $171.3 million, partially offset by decreases in the associated operating expenses and a decrease of $23.4 million in general and administrative expenses driven by our cost-cutting measures, of which $14.1 million were payroll-related expenses.
     Adjusted property EBITDAR at The Venetian Macao decreased $4.4 million as compared to the nine months ended September 30, 2008. The decrease was primarily due to a decrease in net revenues of $51.4 million, partially offset by decreases in the associated operating expenses, and a decrease of $35.2 million in general and administrative expenses driven by our cost-cutting measures, of which $16.2 million were payroll-related expenses.
     Adjusted property EBITDAR at Sands Macao increased $26.2 million as compared to the nine months ended September 30, 2008. The increase was primarily due to a decrease in operating expenses driven by our cost-cutting measures, with a $59.5 million decrease in casino expenses and an $18.2 decrease in general and administrative expenses, of which $11.0 million were payroll-related expenses. These decreases in expenses were partially offset by a decrease in net revenues of $45.5 million.
     Adjusted property EBITDAR in our Other Asia segment increased $10.1 million as compared to the nine months ended September 30, 2008. As previously described, our passenger ferry service operations increased due to the increased number of sailings.
     Adjusted property EBITDAR at Four Seasons Macao and Sands Bethlehem do not have a comparable prior-year period. Results of the operations of Four Seasons Macao and Sands Bethlehem are as previously described.
Interest Expense
     The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$269,622	$394,290
Less — capitalized interest	(45,119)	(100,581)

Interest expense, net	$224,503	$293,709

Cash paid for interest	$250,286	$368,214
Weighted average total debt balance	$10,774,878	$8,639,652
Weighted average interest rate	3.3%	6.1%
     Interest cost decreased $124.7 million as compared to the nine months ended September 30, 2008, resulting from a decrease in the weighted average interest rate, partially offset by an increase in our average long-term debt balances. Capitalized interest decreased $55.5 million as compared to the nine months ended September 30, 2008, primarily due to the suspension of our Cotai Strip developments, the completion of Four Seasons Macao and Sands Bethlehem, and the decrease in the weighted average interest rate.

Leasehold interest in land payments made in Macau and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.
Other Factors Effecting Earnings
     Other expense was $6.5 million for the nine months ended September 30, 2009, as compared to other income of $11.6 million for the nine months ended September 30, 2008. The expense during the nine months ended September 30, 2009, was primarily attributable to a decrease in the fair value of our interest rate cap agreements held in Singapore, as well as the write-off of deferred financing fees related to a potential refinancing of our Macau credit facility.
     Our effective income tax rate was 0.22% for the nine months ended September 30, 2009, as compared to a beneficial income tax rate of 25.6% for the nine months ended September 30, 2008. The effective income tax rate for the nine months ended September 30, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable net operating losses in U.S. and foreign jurisdictions unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by our U.S. operations until it is determined that we no longer require a valuation allowance for such deferred tax assets.
Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash generated from operating activities	$532,419	$217,143

Investing cash flows:
Capital expenditures	(1,539,078)	(2,908,396)
Change in restricted cash	(35,394)	174,297
Proceeds from disposal of property and equipment	3,894	—

Net cash used in investing activities	(1,570,578)	(2,734,099)

Financing cash flows:
Dividends paid to preferred stockholders	(71,347)	—
Proceeds from convertible senior notes from related party	—	475,000
Proceeds from long term-debt	1,434,874	4,002,320
Repayments of long-term debt	(227,325)	(1,713,098)
Other	(44,731)	159,840

Net cash generated from financing activities	1,091,471	2,924,062

Effect of exchange rate on cash	370	11,719

Net increase in cash and cash equivalents	$53,682	$418,825

Cash Flows — Operating Activities
     Table games play at our Las Vegas Operating Properties is conducted on a cash and credit basis while table games play at our Macau properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income (loss) and accounts receivable. Net cash provided by operating activities increased $315.3 million as compared to the nine months ended September 30, 2008. The increase was attributable to the collection of a $70.6 million federal income tax refund and a decrease in the change in accounts receivable attributable to more efficient collection of current period operating revenues, as well as the collection of prior period receivables. This increase was offset by a decrease in operating income (as previously described) as compared to the nine months ended September 30, 2008.

Cash Flows — Investing Activities
     Capital expenditures totaled $1.54 billion for the nine months ended September 30, 2009, including $918.4 million for construction and development activities in Singapore; $212.5 million for construction and development activities in Pennsylvania; $318.6 million for construction and development activities in Macau (primarily for the unopened areas of Four Seasons Macao and our other Cotai Strip developments); $58.1 million at our Las Vegas Operating Properties (primarily for The Shoppes at The Palazzo); and $31.5 million for corporate and other activities.
Cash Flows — Financing Activities
     Net cash flows provided from financing activities were $1.09 billion for the nine months ended September 30, 2009, which primarily included: net borrowings of $806.8 million under the Singapore permanent facilities; proceeds of $600.0 million from the Company’s exchangeable bond offering; repayments of $150.1 million under the Macau credit facility and $30.0 million under the U.S. credit facility; and payments of $71.3 million of preferred stock dividends and $44.8 million of deferred financing costs.
Development Financing Strategy
     Through September 30, 2009, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets. We held unrestricted and restricted cash and cash equivalents of approximately $3.09 billion and $229.1 million, respectively, as of September 30, 2009.
     The U.S. credit facility and FF&E facility require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ending September 30 and December 31, 2009, and decreases by 0.5x every subsequent two quarterly periods until it decreases to, and remains at, 5.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). The Macau credit facility, as amended in August 2009, requires our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending September 30 and December 31, 2009, and decreases by 0.5x every subsequent two quarterly periods until it decrease to, and remains at, 3.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2001). If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under our U.S. credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under our Macau credit facility would trigger a cross-default under our ferry financing. A default under our Macau credit facility or our ferry financing would trigger a cross-default under our exchangeable bonds (as described below). Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become accelerated under such agreements, which could force us to restructure or alter our operations or debt obligations.
     We completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering in 2008. On September 4, 2009, we completed a $600.0 million exchangeable bond offering (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — Macau Related Debt — Exchangeable Bonds”). A portion of the proceeds from these offerings was used in the U.S. to exercise the EBITDA true-up provision (as defined below) during the quarterly periods ended March 31 and September 30, 2009, and additional proceeds were contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the nine months ended September 30, 2009. As of September 30, 2009, our U.S. leverage ratio was 5.75x, compared to the maximum leverage ratio allowed of 6.5x. Additional portions of the proceeds were used in Macau to exercise the EBITDA true-up provision during the quarterly periods ended December 31, 2008 and June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility in March 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the nine months ended September 30, 2009. As of September 30, 2009, our Macau leverage ratio was 3.48x, compared to the maximum leverage ratio allowed of 4.5x.
     In order to fund our revised development plan, as described in “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development Projects,” and comply with the maximum leverage ratio covenants of our U.S. and Macau credit facilities for the remaining quarterly period in 2009 and beyond, we will utilize cash on hand, cash flow from operations and available borrowings under our credit facilities. We will also need to execute some, or a combination, of the following measures: (i) achieve increased levels of Adjusted EBITDA at our U.S. and Macau properties, primarily through aggressive cost-cutting measures and implementation of efficiency initiatives; (ii) obtain additional debt and/or equity financing through the sale of a minority interest in certain of our Macau operations, the latter of which is allowed for under the Macau borrowings, as amended, but may require consent from regulatory authorities; or (iii) elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macau operations, respectively, on a bi-quarterly basis (such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”)). If the aforementioned measures are not sufficient to fund our revised development plan and maintain compliance with our financial covenants, we may also need to execute some, or a combination, of the following measures: (i) further decrease the rate of spending on our global development projects; (ii) obtain additional financing at our parent company or Macau level, the proceeds of which could be used to reduce or repay debt in Las Vegas and/or Macau; (iii) elect to delay payment of dividends on the preferred stock; or (iv) seek a waiver or amendment under our U.S. credit facility; however, there can be no assurance that we will be able to obtain such waiver or amendment. Management believes that successful execution of some combination of the above measures will be sufficient for us to fund our commitments and maintain compliance with our financial covenants.
Aggregate Indebtedness and Other Known Contractual Obligations
     As of September 30, 2009, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of proceeds of $600.0 million from our exchangeable bond offering (which matures in September 2014 and bears interest at 9% and 12% per annum during the years ended September 3, 2010 and 2011, respectively, and 15% per annum during the years ended September 3, 2012 through 2014), net proceeds of $806.8 million under our Singapore permanent facilities (which mature in March 2015 and include quarterly payments commencing with the quarter ending March 31, 2011, with the remaining principal due in full upon maturity) and a repayment of $125.0 million under our Macau revolving credit facility (which matures in May 2011 with no interim amortization). On August 12, 2009, we amended our Macau credit facility, which, among other things, increased our credit spreads by 325 basis points to 5.5% per annum on borrowings accruing interest at the adjusted Eurodollar rate (or, in the case of the local term loan, adjusted Hong Kong Inter-Bank Offered Rate (“HIBOR”)) or 4.5% per annum on borrowings accruing interest at an alternate base rate, subject to a decrease of 100 basis points upon the occurrence of certain events. On August 20, 2009, we amended our ferry financing facility, which, among other things, increased the credit spread by 50 basis points to 2.5% per annum on borrowings accruing interest at HIBOR and now matures in December 2015 with 26 quarterly payments commencing October 2009.
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
Inflation
     We believe that inflation and changing prices have not had a material impact on our sales, revenues or income (loss) from continuing operations during the past year.
Special Note Regarding Forward-Looking Statements
     This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward- looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•	our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates and other capital markets trends);

•	recent disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip, Pennsylvania, Singapore and Las Vegas developments;

•	the expected proceeds to be generated from a potential sale of a minority interest in certain of our Macau operations:

•	general economic and business conditions which may impact levels of disposable income, consumer spending, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines, including Macau and Singapore;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas and Macau;

•	regulatory policies in mainland China or other countries in which our customers reside, including visa restrictions limiting the number of visits or the length of stay for visitors from mainland China to Macau and restrictions on foreign currency exchange or importation of currency;

•	our dependence upon properties in Las Vegas, Pennsylvania and Macau for all of our cash flow;

•	the expected annualized savings and enhanced operating leverage to be generated from our cost-cutting measures may not be fully realized;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the purchase and sale agreement for The Shoppes at The Palazzo, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to conflicts in Iraq and any future terrorist incidents;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas and Macau;

•	the popularity of Las Vegas and Macau as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our Macau gaming subconcession and Singapore gaming concession;

•	the completion of infrastructure projects in Macau and Singapore;

•	increased competition and other planned construction projects in Macau and Singapore; and

•	the outcome of any ongoing and future litigation.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt, which we attempt to manage through the use of interest rate cap agreements. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
     To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.
     The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. For interest rate cap agreements, notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the London Inter-Bank Offered Rate (“LIBOR”), HIBOR and Singapore SWAP Offer Rate as of September 30, 2009, plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending September 30:

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$1.7	$1.7	$1.6	$1.6	$601.5	$267.0	$875.1	$849.8
Average interest rate(2)	7.5%	7.5%	7.5%	7.5%	15.0%	6.4%	12.3%
Variable rate	$158.2	$1,278.9	$2,173.4	$2,118.4	$3,772.3	$1,389.3	$10,890.5	$9,860.2
Average interest rate(2)	3.3%	4.7%	3.7%	4.5%	2.1%	2.7%	3.3%
ASSETS
Cap agreements(3)	$—	$0.3	$3.3	$—	$—	$—	$3.6	$3.6

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and Singapore SWAP Offer Rate for variable-rate indebtedness. Based on variable-rate debt levels as of September 30, 2009, an assumed 100 basis point change in LIBOR, HIBOR and Singapore SWAP Offer Rate would cause our annual interest cost to change approximately $109.3 million.

(3)	As of September 30, 2009, we have 22 interest rate cap agreements with an aggregate fair value of approximately $3.6 million based on quoted market values from the institutions holding the agreements.
     Borrowings under the U.S. credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the amended Macau credit facility now bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 5.5% per annum or at an alternative base rate plus 4.5% per annum, subject to a downward adjustment following the occurrence of certain events. Borrowings under the Singapore permanent facilities bear interest at the Singapore SWAP Offer Rate plus a spread of 2.25% per annum. Borrowings under the FF&E facility bear interest at LIBOR plus 2.0% per annum. Borrowings under the airplane financings bear interest at LIBOR plus 1.5% per annum. Borrowings under the amended ferry financing now bear interest at HIBOR plus 2.5% if borrowings are made in Hong Kong dollars or LIBOR plus 2.5% if borrowings are made in U.S. dollars. All current borrowings under the ferry financing were made in Hong Kong dollars.
     We may be vulnerable to changes in the U.S. dollar/Macau pataca exchange rate. Based on balances as of September 30, 2009, an assumed 1% change in the U.S. dollar/Macau pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $40.0 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations; thereby, reducing our exposure to currency fluctuations.
     See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2009, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.
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
     During 2009, the Obama Administration announced proposals for new U.S. tax legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. It is uncertain whether some or all of the proposals will be enacted. Depending on their content, such proposals, if enacted, could increase the Company’s U.S. income tax expense and liability, and therefore, negatively impact the Company’s effective tax rate, financial condition and results of operations.
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
Aircraft Agreements
     On November 6, 2009, the Company entered into several aircraft time sharing agreements and aircraft cost sharing agreements with Interface Operations, LLC (“Interface Operations”), a company controlled by Sheldon G. Adelson, the Company’s Chairman, Chief Executive Officer and principal stockholder. The agreements provide for (i) the Company’s use on a time sharing basis of a Boeing Business Jet, a Gulfstream G-III aircraft, a Gulfstream G-IV aircraft and a Boeing 767 aircraft owned by Interface, and (ii) Interface Operations’ use on a time sharing basis of two Boeing 737 aircraft, three Gulfstream G-IV aircraft and one Gulfstream G-V aircraft owned by the Company. These agreements replace existing time sharing and interchange agreements between the Company and Interface Operations relating to the use of aircraft.
     The aircraft time sharing agreements and cost sharing agreements are effective as of January 1, 2009, and have one-year terms that are automatically extended for successive one-year periods unless one of the parties gives a notice of non-renewal to the other party at least 30 days before the applicable expiration date. Either party may terminate the agreement on 30 days’ notice so long as the party is not in default of the applicable agreement. Under the agreements, the party using an aircraft has agreed to pay the party providing the aircraft fees of up to (i) twice the cost of the fuel, oil and other additives used, (ii) all fees, including fees for landing, parking, hangar, tie-down, handling, customs, use of airways and permission for overflight, (iii) all expenses for catering and in-flight entertainment materials, (iv) all expenses for flight planning and weather contract services, (v) all travel expenses for pilots, flight attendants and other flight support personnel, including food, lodging and ground transportation, and (vi) all communications charges, including in-flight telephone. The party using an aircraft also will be responsible for all passenger ground transportation and accommodation in connection with the use of the aircraft.
     In addition, on November 6, 2009, the Company entered into an aircraft cost allocation agreement with Interface Operations Bermuda, LTD (“Interface Bermuda”), a company controlled by Mr. Adelson. Under the terms of the agreement, the Company is entitled to the use, on a time sharing basis, of two Boeing 747 Aircraft provided by Interface Bermuda. The agreement is effective as of January 1, 2009, and has a one-year term that is automatically extended for successive one-year periods unless one of the parties gives a notice of non-renewal to the other party at least 30 days before the applicable expiration date. Either party may also terminate the agreement upon 30 days’ notice so long as the party is not in default of the agreement.
     Under the aircraft cost allocation agreement, the Company has agreed to pay Interface Bermuda fees of up to (i) a pro rata share of all fixed costs, such as hangar, insurance, pilot salaries and training, maintenance, subscription services, support personnel and other similar items (exclusive of tax depreciation), (ii) actual costs of fuel, oil and other additives used, (iii) all fees, including fees for landing, parking, hangar, tie-down, handling, customs, use of airways and permission for overflight, (iv) all expenses for catering and in-flight entertainment materials, (v) all expenses for flight planning and weather contract services, (vi) all travel expenses for pilots, flight attendants and other flight support personnel, including food, lodging and ground transportation, and (vii) all communications charges, including in-flight telephone. The Company also will be responsible for all passenger ground transportation and accommodation in connection with the use of the aircraft.

LAS VEGAS SANDS CORP.
ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document

10.1	Amendment to Employment Agreement, effective as of October 1, 2009, between Las Vegas Sands Corp. and Michael Quartieri.

10.2	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC.

10.3	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp.

10.4	Aircraft Cost Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC.

10.5	Aircraft Cost Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp.

10.6	Aircraft Cost Allocation Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp.

10.7	Second Amendment, dated as of August 12, 2009, by and among VML US FINANCE LLC, Venetian Macau Limited”) and The Bank of Nova Scotia, as administrative agent for the Lenders and the Loan Parties party thereto.

10.8	Trust Deed made on 4 September 2009 between Venetian Venture Development Intermediate II and Citicorp International Limited.

10.9	Paying, Exchange and Transfer Agency Agreement made on September 4, 2009 between Venetian Venture Development Intermediate II, Citibank, N.A., London Branch, Citigroup Global Markets Deutschland, AG, & KO. KGaA and Citicorp International Limited.

10.10	Deed of Subordination made on September 4, 2009 between Citicorp International Limited, the Subordinated Creditors party thereto and Venetian Venture Development Intermediate II, Venetian Venture Intermediate Development Intermediate Limited, Venetian Macau Limited, Venetian Cotai Limited, VML US Finance LLC, Venetian Macau Finance Company, Sands China Ltd., Cotai Ferry Company Limited, Venetian Orient Limited, Venetian Travel Limited and Venetian Retail Limited.

10.11	Placing Agreement made as of September 1, 2009 between Venetian Venture Development Intermediate II and Goldman Sachs (Asia) L.L.C.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer

November 6, 2009

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

November 6, 2009

LAS VEGAS SANDS CORP.
EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Amendment to Employment Agreement, effective as of October 1, 2009, between Las Vegas Sands Corp. and Michael Quartieri.

10.2	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC.

10.3	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp.

10.4	Aircraft Cost Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC.

10.5	Aircraft Cost Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp.

10.6	Aircraft Cost Allocation Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp.

10.7	Second Amendment, dated as of August 12, 2009, by and among VML US FINANCE LLC, Venetian Macau Limited”) and The Bank of Nova Scotia, as administrative agent for the Lenders and the Loan Parties party thereto.

10.8	Trust Deed made on 4 September 2009 between Venetian Venture Development Intermediate II and Citicorp International Limited.

10.9	Paying, Exchange and Transfer Agency Agreement made on September 4, 2009 between Venetian Venture Development Intermediate II, Citibank, N.A., London Branch, Citigroup Global Markets Deutschland, AG, & KO. KGaA and Citicorp International Limited.

10.10	Deed of Subordination made on September 4, 2009 between Citicorp International Limited, the Subordinated Creditors party thereto and Venetian Venture Development Intermediate II, Venetian Venture Intermediate Development Intermediate Limited, Venetian Macau Limited, Venetian Cotai Limited, VML US Finance LLC, Venetian Macau Finance Company, Sands China Ltd., Cotai Ferry Company Limited, Venetian Orient Limited, Venetian Travel Limited and Venetian Retail Limited.

10.11	Placing Agreement made as of September 1, 2009 between Venetian Venture Development Intermediate II and Goldman Sachs (Asia) L.L.C.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.