Form 10-K
period 2009-12-31
LAS VEGAS SANDS CORP
filed 2010-03-01
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-32373
LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 3355 Las Vegas Boulevard South Las Vegas, Nevada (Address of principal executive offices)	27-0099920 (IRS Employer Identification No.) 89109 (Zip Code)
Registrant’s telephone number, including area code:
(702) 414-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($0.001 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,484,669,331 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 660,323,374 shares of common stock outstanding as of February 19, 2010.
DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2010 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

PART I
ITEM 1. — BUSINESS
Overview
Las Vegas Sands Corp. (“LVSC” or together with its subsidiaries “we” or the “Company”) own and operate The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and The Sands Expo and Convention Center (the “Sands Expo Center”) in Las Vegas, Nevada, and the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao, Cotai StripTM (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels Inc.) and the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”) in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China (“China”). We are also creating a master-planned development of integrated resort properties, anchored by The Venetian Macao, which we refer to as the Cotai Striptm in Macau. In addition, we are developing Marina Bay Sands, an integrated resort in Singapore, and Sands Casino Resort Bethlehem (the “Sands Bethlehem”), an integrated resort in Bethlehem, Pennsylvania.
Our Company
LVSC was incorporated as a Nevada corporation in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Immediately prior to our initial public offering in December 2004, we acquired 100% of the capital stock of Las Vegas Sands, Inc. (“LVSI”), a Nevada corporation and the direct or indirect owner and operator of The Venetian Las Vegas, Sands Expo Center and Sands Macao, by merging LVSI with and into our wholly owned subsidiary, leaving LVSI as the surviving subsidiary. LVSI was incorporated in Nevada in April 1988. In July 2005, LVSI was converted into a limited liability company and changed its name to Las Vegas Sands, LLC (“LVSLLC”).
In November 2009, our newly formed subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of our Macau operations, including Sands Macao, The Venetian Macao, Four Seasons Macao and our ferry operations, and developer of the remaining Cotai Strip integrated resorts), completed an initial public offering of its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). Immediately following the SCL Offering and several transactions consummated in connection with such offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Equity — Noncontrolling Interests”), we owned 70.3% of issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109. Our telephone number at that address is (702) 414-1000. Our website address is www.lasvegassands.com. The information on our website is not part of this Annual Report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available in the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549.
This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
Our principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. Management reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of our ferry operations and various other operations that are ancillary to our properties in Macau). Management also reviews construction and development activities for each of its primary projects, some of which have been suspended (as further described below): The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands in Singapore; Other Development Projects (comprised primarily of our other Cotai Strip development projects); and Corporate and Other (comprised primarily of airplanes and our St. Regis-branded Las Vegas condominium project). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (collectively, the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information.”

Operations
Las Vegas
Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space, which includes approximately 240 table games and 3,020 slot machines.
The Venetian Las Vegas has 4,027 suites situated in a 3,014-suite, 35-story three-winged tower rising above the casino and the 1,013-suite, 12-story Venezia tower situated above a parking garage. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 115 table games and 1,610 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Clubtm offering high-end services and amenities to VIP customers, such as luxurious suites, spa facilities and private gaming rooms; a Canyon Ranch SpaClub, operated by Canyon Ranch; and a theater/entertainment complex featuring a wide variety of entertainment. The Venetian Las Vegas also includes an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004.
The Palazzo features modern European ambience and design, is situated adjacent to and north of The Venetian Las Vegas, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo is approximately 105,000 square feet of gaming space and has approximately 125 table games and 1,410 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,066 suites and includes a Canyon Ranch SpaClub; a Paiza Club; an entertainment center; and an enclosed shopping and dining complex of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.
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
Management markets the meeting and conference facility to complement the operations of Sands Expo Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of Sands Expo Center’s events. Events at our exhibition and meeting facilities typically take place during the mid-week when Las Vegas hotels and casinos experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peaks. Our goal is to draw from attendees and exhibitors at these facilities to maintain mid-week demand at our hotels from this higher-budget market segment, when room demand would otherwise be derived from the lower-budget tour-and-travel-group market segment. In 2009, approximately 0.8 million visitors attended meetings, trade shows and conventions at Sands Expo Center and our meeting and conference facilities.
Pennsylvania
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

On May 22, 2009, we opened the casino component of Sands Bethlehem, which features 3,250 slot machines and several food and beverage offerings, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve, and when the suspended components are able to be financed. As of December 31, 2009, we have capitalized construction costs of $628.6 million for this project (including $31.6 million in outstanding construction payables). We expect to spend approximately $45 million on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. In February 2010, we submitted a petition to the Pennsylvania Gaming Control Board (the “PaGCB”) seeking a certificate to add table games based on a revision to the Pennsylvania Act in 2010 that authorized table games. If approved by the PaGCB, we expect to spend an additional approximately $27 million to add table games, including the $16.5 million license fee. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.
Macau
SCL, of which we own 70.3% subsequent to the SCL Offering and related transactions, includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.
The Sands Macao, the first Las Vegas-style casino in Macau, is situated near the Macau-Hong Kong Ferry Terminal on a waterfront parcel centrally located between the Gonbei border gate and the central business district. This location provides the Sands Macao primary access to a large customer base, particularly the approximately 8.7 million visitors who arrived in Macau by ferry in 2009. The Sands Macao includes approximately 229,000 square feet of gaming space and currently has approximately 420 table games and 1,170 slot machines or similar electronic gaming devices. The Sands Macao also includes a 289-suite hotel tower, several restaurants, a spacious Paiza Club, a theater and other high-end services and amenities.
The Venetian Macao is the anchor property for our Cotai Strip development, which is located approximately two miles from Macau’s Taipa Temporary Ferry Terminal on Macau’s Taipa Island. The Venetian Macao includes approximately 550,000 square feet of gaming space and has approximately 600 table games and 2,200 slot machines or similar electronic gaming devices, and a designed capacity of approximately 1,150 table games and 7,000 slot machines or similar electronic gaming devices. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, also features a 39-floor luxury hotel tower with over 2,900 suites; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and a 1,800-seat theater that features Zaia, an original production from Cirque Du Soleil.
Management believes that the convention center and meeting room complex combined with the on-site amenities offered at The Venetian Macao provides a flexible and expansive space for large-scale trade shows and conventions. We market The Venetian Macao similar to our Las Vegas Operating Properties, with events at the convention and meeting room complex typically taking place during the week when hotels and casinos in Macau normally experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peak. Our goal is to draw from attendees and exhibitors at our convention and meeting room complex to maintain mid-week demand at our hotel from this higher-budget market segment.
In August  2008, we opened the Four Seasons Macao, which is located adjacent to The Venetian Macao. The Four Seasons Macao includes the Four Seasons Hotel Macao with 360 rooms and suites managed by Four Seasons Hotels Inc. and the Plaza Casino, which we own and operate and which features approximately 70,000 square feet of gaming space with approximately 120 table games and 200 slot machines or similar electronic gaming devices; 19 Paiza mansions; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which will consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments through various potential methods subject to market conditions and obtaining the relevant government approvals. As of December 31, 2009, we have capitalized construction costs of $1.05 billion for this project (including $28.0 million of outstanding construction payables). We expect to spend approximately $165 million primarily on costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay for outstanding construction payables, as noted above.

Development Projects
Given the challenging conditions in the capital markets and the global economy and their impact on our ongoing operations, we revised our development plan to suspend portions of our development projects and focus our development efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies.
United States Development Project
We were constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of December 31, 2009, we have capitalized construction costs of $184.8 million for this project (including $4.8 million in outstanding construction payables). We expect to spend approximately $10 million on additional costs and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macao Development Projects
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Parcels 5 and 6 — Under our revised development plan, we are sequencing the construction of the integrated resort on parcels 5 and 6 due to difficulties in the capital markets and overall decline in general economic conditions. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 luxury and mid-scale hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space, theater and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the Sheraton hotel tower as well as the remaining retail facilities. The total cost to complete phase II is expected to be approximately $235 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand. The total cost to complete phase III is expected to be approximately $450 million. In connection with receiving commitments of $1.75 billion of project financing in November 2009 (which we expect to close in March 2010) to be used together with a portion of the proceeds from the SCL Offering, we are recommencing construction of phases I and II and expect that it will take approximately 16 months to complete construction of phase I, an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2009, we have capitalized construction costs of $1.73 billion for the entire project (including $138.0 million in outstanding construction payables). Our management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, may represent a default under the respective agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. We are currently negotiating amendmends to the management agreements with Starwood and Shangri-La to provide for new opening timelines, which we expect to finalize by the second quarter of 2010.

•
Parcels 7 and 8 — The integrated resort on parcels 7 and 8 is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction and have capitalized construction costs of $116.2 million as of December 31, 2009. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction and have capitalized construction costs of $35.7 million as of December 31, 2009. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of December 31, 2009, we have capitalized an aggregate of $5.82 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to the commitments for project financing, which we received for phases I and II of parcels 5 and 6 in November 2009, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.
We have received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concession, which has an initial term of 25 years and is renewable at our option in accordance with Macau law, grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of our land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macau government amended our land concession to allow us to subdivide parcel 2 into four separate units under Macau’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. We believe that if we are not able to complete the development by the revised deadline, we will be able to obtain another extension from the Macau government; however, no assurances can be given that an additional extension will be granted. If we are unable to meet the April 2013 deadline and that deadline is not extended, we could lose our land concession for parcel 3, which would prohibit us from operating any facilities developed under the land concession for parcel 3. As a result, we could forfeit all or a substantial portion of our $35.7 million in capitalized costs, as of December 31, 2009, related to our development on parcel 3.
In November 2009, we received the final draft of the land concession agreement from the Macau government for parcels 5 and 6. We have formally accepted the terms and conditions of the draft land concession and have made an initial premium payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on December 31, 2009). The land concession will not become effective until the date it is published in Macau’s Official Gazette. Once the land concession becomes effective, we will be required to make additional land premium and annual rent payments in the amounts and at the times specified in the land concession. The land concession requires us to complete the development of the integrated resort on parcels 5 and 6 within 48 months of the date it is published in Macau’s Official Gazette. If we are not able to meet this deadline, we will need to obtain an extension to complete the development on parcels 5 and 6; however, no assurances can be given that such extension will be granted. If we are unable to the meet the deadline and that deadline is not extended, we could lose our land concession for parcels 5 and 6, which would prohibit us from operating any facilities developed under the land concession. As a result, we could forfeit all or a substantial part of our $1.73 billion in capitalized costs, as of December 31, 2009, related to our development on parcels 5 and 6.
We do not yet have all of the necessary Macau government approvals to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3 and will negotiate the land concession for parcels 7 and 8 once the land concession for parcels 5 and 6, as previously noted, is finalized. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2, 3, 5 and 6, management believes that the land concessions for parcels 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $116.2 million in capitalized costs, as of December 31, 2009, related to our developments on parcels 7 and 8.

Singapore Development Project
Our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of December 31, 2009, we have capitalized 5.63 billion Singapore dollars (“SGD,” approximately $4.01 billion at exchange rates in effect on December 31, 2009) in costs for this project, including the land premium and SGD 745.3 million (approximately $530.6 million at exchange rates in effect on December 31, 2009) in outstanding construction payables. We expect to spend approximately SGD 3.2 billion (approximately $2.3 billion at exchange rates in effect on December 31, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 2.6 billion (approximately $1.8 billion at exchange rates in effect on December 31, 2009) is expected to be spent in 2010. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we expect to open the Marina Bay Sands on April 27, 2010.
Other Development Projects
When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
The Las Vegas Market
The hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. Competitors of our Las Vegas Operating Properties include resorts on the Las Vegas Strip, such as newly opened CityCenter, the Bellagio, Mandalay Bay, Wynn Las Vegas, Encore and Caesars Palace, and properties off the Las Vegas Strip. In addition, several large projects, some of which are currently suspended, are expected to open in the next several years; some of these facilities are or will be operated by companies that may have significant name recognition and financial and marketing resources and may target the same customers as we do. We also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our financial condition, results of operations or cash flows. Our Las Vegas Operating Properties also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, internet gaming websites and state lotteries. As a result of the current economic environment and a reduction in discretionary consumer spending, the nature of the current operating environment has, and may continue to, lend itself to increased competition particularly along the Las Vegas Strip. See “Item 1A — Risk Factors — Risks Related to Our Business — Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.”
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could significantly and adversely affect our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could have an adverse effect on our financial condition, results of operations or cash flows.
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the “LVCC”), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, Mandalay Bay, certain properties of MGM MIRAGE and Wynn Las Vegas have convention and conference facilities that compete with our Las Vegas Operating Properties. The large projects mentioned above, which are expected to open in the next several years, are expected to include additional convention and conference facilities.
Competitors of our Las Vegas Operating Properties that can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, could have an adverse effect on our competitive advantage in attracting trade show and convention, conference and meeting attendees.

The Macau Market
Macau as a Gaming and Resort Destination
Macau is regarded as the largest gaming market in the world and is the only market in China to offer legalized casino gaming. In May 2004, Sands Macao became the first Las Vegas-style casino to open in Macau and with our openings of The Venetian Macao in August 2007 and the Four Seasons Macao in August 2008, we believe that our high-quality gaming product has enabled us to capture a meaningful share of the overall market, including the VIP player market segment, in Macau.
According to Macau government statistics, gaming revenues in Macau during 2009 reached $14.9 billion, a 9.7% increase over 2008 despite a 5.1% decrease in visits to Macau during 2009 when compared to 2008. During 2009, 29.6% of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was between 1 and 2 nights. We expect this length of stay to increase with increased visitation, the expansion of gaming and non-gaming amenities including retail, entertainment, meeting and convention facility offerings, and the addition of upscale hotel accommodations in Macau.
Table games are the dominant form of gaming in Asia with baccarat being the most popular game, followed by other traditional U.S. and Asian games. Slot machines are offered in Macau, but the structure of the gaming market in Macau has historically favored table gaming. With the increase in the mass gaming market in Macau, slot machines are becoming an important feature of the market. We expect the slot machine business to grow in Macau, and we intend to continue to introduce more modern and popular products that appeal to the Asian marketplace.
We believe that as new facilities and standards of service are introduced, Macau will become an even more desirable tourist destination. The improved experience of visitors to Macau should lead to longer stays, an increase in repeat visitation from existing feeder markets and the opening of several new feeder markets. In addition, we believe that an expanding Chinese middle class will eventually lead to increased travel to Macau and generate increased demand for gaming, entertainment and resort offerings as global general economic conditions improve.
Proximity to Major Asian Cities
Approximately 1.0 billion people are estimated to live within a three-hour flight from Macau and approximately 3.0 billion people are estimated to live within a five-hour flight from Macau. According to Macau government statistics, 81.4% of the tourists who visited Macau in 2009 came from Hong Kong or mainland China. Although the total number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 38.9% in 2003 to 30.9% in 2009, while visitors from mainland China made up 50.5% of total visitors to Macau in 2009. Recent travel restrictions from mainland China are affecting overall visitation to Macau. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — The number of visitors to Macau, particularly visitors from mainland China, may decline or travel to Macau may be disrupted.”
Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau, Zhuhai, Shenzhen, Guangzhou or to Hong Kong (followed by a road, ferry or helicopter trip to Macau). In addition, numerous carriers fly directly into Macau International Airport from many major cities in Asia. The relatively easy access from major population centers promotes Macau as a popular gaming and resort destination in Asia.
Macau draws a significant number of gaming customers from both visitors to and residents of Hong Kong. One of the major methods of transportation to Macau from Hong Kong is the jetfoil ferry service, including our ferry service, The Cotai Strip CotaiJettm, which we opened in late 2007. Macau is also accessible from Hong Kong by helicopter. In addition, the proposed bridge linking Hong Kong, Macau and Zhuhai is expected to reduce the travel time between central Hong Kong and Macau. The bridge is expected be completed sometime between 2015 and 2016.
The Macau pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macau; however, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of our operations. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the legal currency in China. In addition, restrictions on the export of the renminbi may impede the flow of gaming customers from mainland China to Macau, inhibit the growth of gaming in Macau or negatively impact our gaming operations.

Competition in Macau
Gaming in Macau is administered through government-sanctioned concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. The Macau government had undertaken contractually not to grant additional gaming concessions until April 1, 2009. No additional concessions have been granted; however, if the Macau government decides to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we will face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Sociedade de Jogos de Macau S.A. (“SJM”), controlled by Stanley Ho, holds one of the three concessions and currently operates 20 facilities throughout Macau. Historically, SJM was the only gaming operator in Macau, with over 40 years of operating experience in Macau. Many of its 20 casinos are relatively small facilities that are offered as amenities in hotels; however, a number are large operations enjoying significant recognition by gaming customers in the marketplace. SJM was obligated to invest at least approximately 4.7 billion patacas (approximately $588.4 million at exchange rates in effect on December 31, 2009) by March 31, 2009, under its concession agreement with the Macau government. SJM’s projects include the recently expanded Grand Lisboa, the Fisherman’s Wharf entertainment complex, L’Arc, Oceanus and other projects. MGM Grand Paradise Limited, a joint venture between MGM MIRAGE and Stanley Ho’s daughter, Pansy Ho Chiu-King, obtained a subconcession in April 2005 allowing it to conduct gaming operations in Macau. The MGM Grand Macau opened in December 2007 and features approximately 600 rooms, 375 table games, 900 slot machines, restaurants and entertainment amenities.
Galaxy Casino Company Limited (“Galaxy”) holds a concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macau government. Galaxy was obligated to invest at least 4.4 billion patacas (approximately $550.9 million at exchange rates in effect on December 31, 2009) by June 2012 under its concession agreement with the Macau government. Galaxy currently operates five casinos in Macau, including StarWorld Hotel, which opened in October 2006 and has over 500 hotel rooms and a 140,000 square foot gaming floor. Galaxy Macau, which will be located adjacent to The Venetian Macao, is currently expected to open in 2010 and upon completion will feature approximately 2,500 hotel rooms and capacity for 700 table games and 4,000 slot machines.
Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds the third concession. Wynn Macau opened in September 2006 and with its expansion in late 2007, now includes an approximately 600-room hotel, a casino and other non-gaming amenities. In 2006, Wynn Resorts Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”), which permitted the PBL affiliate to receive a gaming subconcession from the Macau government. In May 2007, the PBL affiliate opened the Crown Macau, which has been rebranded to Altira during 2009 and includes an approximately 216-room hotel, a casino and other non-gaming amenities. In June 2009, the PBL affiliate opened the City of Dreams, an integrated casino resort located adjacent to our Cotai Strip parcels 5 and 6, which includes a Crown Towers hotel with 286 rooms, a Hard Rock hotel with 322 rooms, a Grand Hyatt hotel with 791 rooms, two casinos and other non-gaming facilities.
Our Macau operations will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia, and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. We will also encounter competition from other major gaming centers worldwide.
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
Commonwealth of Pennsylvania
Sands Bethworks Gaming is subject to the rules and regulations promulgated by the PaGCB and the Pennsylvania Department of Revenue, the on-site direction of the Pennsylvania State Police and the requirements of other agencies.
On December 20, 2006, we were awarded one of two category 2 “at large” gaming licenses available in Pennsylvania, and a location in the Pocono Mountains was awarded the other category 2 “at large” license. On the same day, two category 2 licenses were awarded to applicants for locations in Philadelphia, one category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded permanent category 1 licenses. The principal difference between category 1 and category 2 licenses is that the former is available only to certain race tracks. A category 1 or category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania, and in August 2007 were issued our gaming license by the PaGCB. Just prior to the opening of the casino at Sands Bethlehem, we were required to make a deposit of $5.0 million, which was reduced to $1.5 million in January 2010 when the Pennsylvania Act was amended, to cover weekly withdrawals of our share of the cost of regulation and the amount withdrawn must be replenished weekly.
In February 2010, we submitted a petition to the PaGCB to obtain a table games operation certificate to operate up to 250 table games at Sands Bethlehem, based on a revision to the Pennsylvania Act in 2010 that authorized table games. If approved by the PaGCB, we will be required to pay a one-time non-refundable $16.5 million license fee.
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
In February 2009, the PaGCB approved our petition seeking its consent of the suspension of the hotel, retail and multipurpose event center components of Sands Bethlehem. This approval is subject to monthly reviews by the PaGCB’s financial suitability task force and our meetings with this task force to evaluate our potential to finance the completion of the suspended components. Once the task force determines that we have the potential to finance the suspended components, a public hearing will be set to consider establishing a completion date for the overall project. No determination has been made to date that we have the potential to finance the suspended components.
Macau Concession and Our Subconcession
In June 2002, the Macau government granted one of three concessions to operate casinos in Macau to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macau government. The subconcession agreement allows us to develop and operate certain casino projects in Macau, including Sands Macao, The Venetian Macao and Four Seasons Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macau. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007 and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $550.9 million at exchange rates in effect on December 31, 2009) in various development projects in Macau by June 2009, which obligations we have fulfilled.
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
We are subject to licensing and control under applicable Macau law and are required to be licensed by the Macau gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macau gaming authorities and furnish any other information that the Macau gaming authorities may require. No person may acquire any rights over the shares or assets of Venetian Macau Limited (“VML,” SCL’s wholly owned subsidiary) without first obtaining the approval of the Macau gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macau gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders’ rights to persons other than the original owners, would require the approval of the Macau government and the subsequent report of such acts and transactions to the Macau gaming authorities.
Our subconcession agreement requires, among other things, (i) approval of the Macau government for transfers of shares in VML, or of any rights over or inherent to such shares, including the grant of voting rights or other stockholder’s rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) approval of the Macau government for transfers of shares, or of any rights over such shares, in any of our direct or indirect stockholders, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal to or higher than 5.0% of VML’s share capital; and (iii) that the Macau government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, provided that such shares or rights are equivalent to an amount that is equal to or higher than 5.0% of VML’s share capital. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange.

The Macau gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. Our shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macau government. VML is required to immediately notify the Macau government should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% of the share capital, or any officer, director or key employee. Changes in licensed positions must be reported to the Macau gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macau gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macau gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macau gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macau gaming authorities may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a company incorporated in Macau and registered with the Macau Companies and Moveable Assets Registrar (a “Macau registered corporation”) beyond the period of time prescribed by the Macau gaming authorities may lose their rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:
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
The Macau gaming authorities must give their prior approval to changes in control of VML through a merger, consolidation, stock or asset acquisition, management or consulting agreement or any act or conduct by any person whereby he or she obtains control. Entities seeking to acquire control of a Macau registered corporation must satisfy the Macau gaming authorities concerning a variety of stringent standards prior to assuming control. The Macau Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.
The Macau gaming authorities may consider that some management opposition to corporate acquisitions, repurchases of voting securities and corporate defense tactics affecting Macau gaming licensees, and Macau registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming.
The Macau gaming authorities also have the power to supervise gaming licensees in order to:
•	assure the financial stability of corporate gaming operators and their affiliates;
•	preserve the beneficial aspects of conducting business in the corporate form; and
•	promote a neutral environment for the orderly governance of corporate affairs.

The subconcession agreement requires the Macau gaming authorities’ prior approval of any recapitalization plan proposed by VML’s Board of Directors. The Chief Executive of Macau could also require VML to increase its share capital if he deemed it necessary.
The Macau government also has the right, after consultation with Galaxy, to unilaterally terminate the subconcession agreement at any time upon the occurrence of specified events of default, including:
•	the operation of gaming without permission or operation of business which does not fall within the business scope of the subconcession;
•	the suspension of operations of our gaming business in Macau without reasonable grounds for more than seven consecutive days or more than fourteen non-consecutive days within one calendar year;
•	the unauthorized transfer of all or part of our gaming operations in Macau;
•	the failure to pay taxes, premiums, levies or other amounts payable to the Macau government;
•	the failure to resume operations following the temporary assumption of operations by the Macau government;
•	the repeated failure to comply with decisions of the Macau government;
•	the failure to provide or supplement the guarantee deposit or the guarantees specified in the subconcession within the prescribed period;
•	the bankruptcy or insolvency of VML;
•	fraudulent activity by VML;
•	serious and repeated violation by VML of the applicable rules for carrying out casino games of chance or games of other forms or the operation of casino games of chance or games of other forms;
•	the grant to any other person of any managing power over VML; or
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
The subconcession agreement also allows the Macau government to request various changes in the plans and specifications of our Macau properties and to make various other decisions and determinations that may be binding on us. For example, the Macau government has the right to require that we contribute additional capital to our Macau subsidiaries or that we provide certain deposits or other guarantees of performance in any amount determined by the Macau government to be necessary. VML is limited in its ability to raise additional capital by the need to first obtain the approval of the Macau gaming and governmental authorities before raising certain debt or equity.

If our subconcession is terminated in the event of a default, the casinos and gaming-related equipment would be automatically transferred to the Macau government without compensation to us and we would cease to generate any revenues from these operations. In many of these instances, the subconcession agreement does not provide a specific cure period within which any such events may be cured and, instead, we would rely on consultations and negotiations with the Macau government to give us an opportunity to remedy any such default.
The Sands Macao, The Venetian Macao and Four Seasons Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macau law. We are subject to the exclusive jurisdiction of the courts of Macau in case of any dispute or conflict relating to our subconcession.
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, the casinos and gaming-related equipment will automatically be transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macau government may redeem our subconcession by giving us at least one year prior notice and by paying us fair compensation or indemnity. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — We will stop generating any revenues from our Macau gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macau government exercises its redemption right.”
Under the subconcession, we are obligated to pay to the Macau government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2009). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,559, $18,780 and $125, respectively, at exchange rates in effect on December 31, 2009), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2009). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macau government, a portion of which must be used for promotion of tourism in Macau. This percentage will be subject to change in 2010.
Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue; however, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables. If the laws are not changed, our business in Macau may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax laws in Macau, there can be no assurance that the laws will be changed.
We have received an exemption from Macau’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2013. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macau. This tax exemption expires at the end of 2013.”
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into the Development Agreement with the STB to design, develop, construct and operate an integrated resort in Singapore called Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort will include, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS expects the Development Agreement will be amended to reflect an agreement between MBS and the STB once approval is obtained on the final design plans of the integrated resort. MBS is one of two companies that has been awarded a concession to operate a casino in Singapore. Under the Development Agreement, the STB has provided a ten-year exclusive period (the “Exclusivity Period,” which began January 29, 2009) during which only two licensees will be granted the right to operate a casino in Singapore. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site.

The term of the casino concession provided under the Development Agreement is for 30 years commencing from the date the Development Agreement was entered into, or August 23, 2006. In order to renew the casino concession, MBS must give notice to the STB and other relevant authorities in Singapore at least five years before its expiration in August 2036. The Singapore government may terminate the casino concession prior to its expiration in order to serve the best interests of the public, in which event fair compensation will be paid to MBS.
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
The Development Agreement requires MBS to invest at least SGD 3.85 billion (approximately $2.74 billion at exchange rates in effect on December 31, 2009) in the integrated resort, which investment is to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license, which will not be granted by the relevant authorities in Singapore until at least 50% of the required investment has been made and at least 50% of the construction of the integrated resort is complete. MBS must complete the construction of the Marina Bay Sands by no later than August 22, 2014. See “— Supplement to the Development Agreement” for the revised opening obligations. Under the terms of the Development Agreement, MBS has agreed to design, develop and construct the integrated resort in accordance with the plans set forth in its response to the request for proposal which was ultimately accepted by the STB. Any changes in the overall design and the components of the integrated resort from what was contained in the response to the request for proposal will require the prior approval of the Singapore government.
Employees whose job duties relate to the operations of the casino will need to be licensed by the relevant authorities in Singapore. MBS will also have to comply with internal control standards concerning the location, floor plans and layout of the casino; internal controls with respect to casino operations; relationships with and permitted payments to junket operators; security; casino access by Singaporeans and non-Singaporeans; and those relating to social controls and maintaining law and order. The Singapore Casino Regulatory Authority (“CRA”) has issued certain final regulations and internal control standards and is nearing the completion of that process. MBS has been and is actively engaged in a regular dialogue with the relevant authorities in Singapore in connection with the drafting, adoption and compliance with these regulatory requirements.
MBS will have to pay an annual license fee of SGD 12.5 million (approximately $8.9 million at exchange rates in effect on December 31, 2009) that will cover the costs of implementing and enforcing the proposed regulations. During the Exclusivity Period, the Company must continue to be the single largest entity with a direct or indirect controlling interest of at least 20% in MBS. The Company is currently a 100% indirect controlling shareholder of MBS.

There will be a goods and services tax of 7% imposed on gross gaming revenue and a casino tax of 15% imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax, except in the case of gaming by premium players, in which case a casino tax of 5% will be imposed on the gross gaming revenue generated from such players after reduction for the amount of the goods and services tax. The tax rates will not be changed for a period of 15 years from January 29, 2009. The casino tax will be deductible against the Singapore corporate taxable income of MBS. The provision for bad debts arising from the extension of credit granted to gaming patrons will not be deductible against gross gaming revenue when calculating the casino tax, but will be deductible for the purposes of calculating corporate income tax and the goods and services tax (subject to the prevailing law). MBS will be permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but will not be permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet). The following will not be counted towards the gaming area: back of house facilities, reception, toilets, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. The casino located within Marina Bay Sands may not have more than 2,500 gaming machines, but there is no limit on the number of tables for casino games permitted in the casino. In November 2008, the CRA informed us, following our submission, that our conceptual casino floor plan for Marina Bay Sands complies with the CRA’s requirements for casino layout. MBS has submitted a casino floor plan for approval by the CRA as part of the licensing process and MBS believes the floor plan is consistent with the parameters established by the CRA for such submissions.
We filed our casino license application in Singapore in October 2009 and were notified by the CRA, that the application had been accepted for filing. The CRA has been reviewing the applications since that time, requesting additional documentation and information and scheduling and conducting interviews of the principals of LVSC and its subsidiaries including MBS as a normal part of the license application process.
Supplement to the Development Agreement
On December 11, 2009, MBS signed a supplement to the Development Agreement with the STB (the “Supplemental Agreement”). Pursuant to the Supplemental Agreement, MBS will be permitted to open the Marina Bay Sands in stages over the course of calendar year 2010 in accordance with an agreed upon schedule. In the event that the opening of any component of the Marina Bay Sands is delayed more than 90 days from the agreed upon schedule, MBS must seek the STB’s approval for an extension of time. The STB is obliged to approve the extension of time so long as the delay is not for a period of more than 12 months, does not extend the opening of the component in question after December 31, 2011, or is not due to MBS’s recklessness or gross negligence.
There are no financial consequences to MBS if MBS fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. If MBS fails to meet this deadline, the STB will be entitled to draw on the SGD 192.6 million (approximately $137.1 million at exchange rates in effect on December 31, 2009) security deposit provided by MBS in the form of a banker’s guarantee at the time MBS entered into the Development Agreement.
The Supplemental Agreement also provides for an adjustment to the boundaries of the site of the Marina Bay Sands, with MBS surrendering partial lots that are not required for the integrated resort to the Singapore government for the purposes of providing access to a subway station that will be connected to the Marina Bay Sands and the Singapore government transferring to MBS a plot of land to enable the integration of a pedestrian bridge across the Marina Channel connecting with the Marina Bay Sands.
Employees
We directly employ over 27,000 employees worldwide and hire temporary employees on an as-needed basis. The employees in Las Vegas, Bethlehem and Macau are not covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

Certain culinary personnel are hired from time to time for trade shows and conventions at Sands Expo Center and are covered under a collective bargaining agreement between Local 226 and Sands Expo Center. This collective bargaining agreement expired in December 2000, but automatically renews for annual periods on an annual basis. As a result, Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.
Intellectual Property
Our principal intellectual property consists of, among others, the Sands, Venetian, Palazzo and Paiza trademarks, all of which have been registered or allowed in various classes in the U.S. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the U.S., Macau and Singapore. We have also registered and/or applied to register many of our trademarks in various foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.
Agreements Relating to the Malls
The Grand Canal Shoppes
In April 2004, we entered into an agreement with GGP to sell The Grand Canal Shoppes and lease to GGP certain restaurant and other retail space at the casino level of The Venetian Las Vegas for approximately $766.0 million. In May 2004, we completed the sale of The Grand Canal Shoppes and leased to GGP 19 spaces on the casino level of The Venetian Las Vegas currently occupied by various retail and restaurant tenants for 89 years with annual rent of one dollar, and GGP assumed our interest as landlord under the various space leases associated with these 19 spaces. In addition, we agreed with GGP to:
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
The Shoppes at The Palazzo
The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income (“NOI”), as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) are to be made based on projected net operating income for the then upcoming 12 months. An additional $4.6 million was received from GGP in June 2008, representing the adjustment payment at the fourth month after closing. During the year ended December 31, 2009, we agreed with GGP to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, until March 2010. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) and will be based on the previously described formula. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting. Under the Amended Agreement, we leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces.
In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have effected, and may effect in the future, the calculation of NOI. We will continue to review the Chapter 11 Cases and the projected financial performance of our tenants to be included in the NOI calculation. Based on GGP’s current financial condition, there can be no assurance that GGP will make its future periodic payments.
Cooperation Agreement
Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes, The Shoppes at The Palazzo and the currently delayed St. Regis Residences, though separately owned, to be integrally related components of one facility (the “LV Integrated Resort”). In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of all portions of the LV Integrated Resort, and has priority over the liens securing LVSLLC’s senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.
Operating Covenants. The cooperation agreement regulates certain aspects of the operation of the LV Integrated Resort. For example, under the cooperation agreement, we are obligated to operate The Venetian Las Vegas continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and to use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of The Grand Canal Shoppes and The Shoppes at The Palazzo are obligated to operate their properties exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The Venetian Las Vegas is operated in accordance with a “Venetian” theme, the owner of The Grand Canal Shoppes must operate The Grand Canal Shoppes in accordance with the overall Venetian theme.
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
Parking. The cooperation agreement also addresses issues relating to the use of the LV Integrated Resort’s parking facilities and easements for access. The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes and The Shoppes at The Palazzo may use the parking spaces in the LV Integrated Resort’s parking facilities on a “first come, first served” basis. The LV Integrated Resort’s parking facilities are owned, maintained, and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the LV Integrated Resort. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.

Utility Easement. All property owners have also granted each other all appropriate and necessary easement rights to utility lines servicing the LV Integrated Resort.
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
Risks Related to Our Business
Disruptions in the financial markets could adversely affect our ability to raise additional financing. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our suspended projects could be lost.
Severe disruptions in the commercial credit markets have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets has been severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt. The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit markets will improve, if at all, or when the credit contraction will stop.
Our business and financing plan is dependent upon completion of various financings, including additional financings in Macau and Singapore, as described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Given the state of the current credit environment, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned development projects, and as a consequence, our results of operations and business plans. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies.
Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as perceived or actual general economic conditions; the current housing crisis and the credit crisis; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakened job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer demand for the luxury amenities and leisure activities we offer, thus imposing practical limits on pricing and harming our operations.

The general global economic slowdown has resulted in a decline in tourism and visitors to Macau and Las Vegas, with Las Vegas also being affected by the current housing crisis. In Macau, according to government statistics, visitor arrivals to Macau decreased 5.1% and occupancy rates have decreased 2.9% during 2009 as compared to 2008. Despite the decline in visitors, gaming revenue increased 9.7% in 2009 as compared to 2008, while it increased 50.2% for the quarter ended December 31, 2009, as compared to the quarter ended December 31, 2008. In Las Vegas, according to visitor statistics, occupancy rates across Las Vegas declined by 4.5%, room rates declined by 22.0% and gaming revenue declined by 9.4% during 2009 as compared to 2008. For the quarter ended December 31, 2009, occupancy rates across Las Vegas declined by 2.0%, room rates declined by 11.8% and gaming revenues were unchanged compared to the quarter ended December 31, 2008. The failure of these recent trends to continue to improve in both Macau and Las Vegas could have an adverse effect on our financial condition, results of operations and cash flows.
There are significant risks associated with our planned construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities.
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
Historically, we have not entered into a fixed-price or guaranteed maximum price contract with a single construction manager or general contractor. As a result, we rely heavily upon our in-house development and construction team to coordinate the work of the various trade contractors and manage construction costs, which put more of the risk of cost-overruns on us but allows us greater flexibility. If we are unable to manage costs or we are unable to raise capital required, we may not be able to open or complete these projects, which may have an adverse impact on our business and prospects for growth.
The anticipated costs and completion dates for our projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have an adverse effect our financial condition, results of operations or cash flows. Due to the suspension of certain of our development projects, the estimated costs to complete and open these projects is currently not determinable and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “— Risks Associated with Our International Operations — We are required to build and open our developments on parcel 3 of the Cotai Strip by April 2013. Unless we meet this deadline or obtain an extension, we may lose our land concession for parcel 3, which would prohibit us from operating any facilities developed under such land concession.”
The failure to obtain the necessary financing, or satisfy these funding conditions, could adversely effect our ability to construct our development projects.
Because we are currently dependent primarily upon our properties in two markets for all of our cash flow, we are subject to greater risks than a gaming company with more operating properties or that operates in more markets.
We currently do not have material operations other than our Las Vegas and Macau properties. As a result, we are primarily dependent upon these properties for all of our cash flow until we open our Marina Bay Sands, which is expected to open on April 27, 2010.

Given that our operations are currently conducted primarily at properties in Las Vegas and Macau and that a large portion of our planned future development is in Macau and Singapore, we will be subject to greater degrees of risk than a gaming company with more operating properties or that operates in more markets. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;
•	inaccessibility due to inclement weather, road construction or closure of primary access routes;
•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;
•	changes in local and state governmental laws and regulations, including gaming laws and regulations;
•	natural and other disasters, including the risk of typhoons in the South China region or outbreaks of infectious diseases;
•	changes in the availability of water; and
•	a decline in the number of visitors to Las Vegas or Macau or visitation levels in Singapore are less than expected.
Our substantial debt could impair our financial condition, results of operations or cash flows. We will need to incur additional debt to finance our planned construction projects.
We are highly leveraged and have substantial debt service obligations. As of December 31, 2009, we had $11.03 billion of long-term debt outstanding. This substantial indebtedness could have important consequences to us. For example, it could:
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
We expect that all of our current projects will be funded with existing cash balances, cash flows from operations and available borrowings from our existing and proposed credit facilities, with the exception of those projects currently suspended. We cannot assure you that we will obtain all the financing required for the construction and opening of our suspended projects on acceptable terms, if at all.
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
In addition, our U.S., Macau and Singapore credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development Financing Strategy” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further description of these covenants and the potential impact of noncompliance.
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.
Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire or natural disasters), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.
We also have builder’s risk insurance for our projects under construction in Macau and Singapore. Builder’s risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder’s risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.
In addition, although we currently have insurance coverage for occurrences of terrorist acts with respect to our operating properties and for certain losses that could result from these acts, our terrorism coverage is subject to the same risks and deficiencies as those described above for our all-risk property coverage. The lack of sufficient insurance for these types of acts could expose us to substantial losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on our operations.
In addition to the damage caused to our operating properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.
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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. Mr. Adelson, Michael A. Leven, Robert G. Goldstein, Kenneth J. Kay and J. Alberto Gonzalez-Pita have each entered into employment agreements with us; however, we cannot assure you that any of our executive officers will remain with us. These agreements are currently scheduled to expire in December 2010 for Mr. Adelson, March 2011 for Mr. Leven and December 2011 for Messrs. Goldstein, Kay and Gonzalez-Pita. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.
We are controlled by a principal stockholder whose interest in our business may be different than yours.
Mr. Adelson, his family members and trusts established for the benefit of Mr. Adelson and/or his family members beneficially own (excluding unexercised warrants to purchase 87.5 million shares of our common stock) approximately 52% of our outstanding common stock as of December 31, 2009. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. Because Mr. Adelson and trusts for the benefit of Mr. Adelson and/or his family members own more than 50% of the voting power of our company, we are considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of our Board of Directors and our entire compensation committee be independent do not apply to us. As a result, the ability of our independent directors to influence our business policies and affairs may be reduced. The interests of Mr. Adelson may conflict with your interests.
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
We are dependent on the willingness of our customers to travel. A substantial number of our customers for The Venetian Las Vegas and The Palazzo use air travel to come to Las Vegas. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Most of our customers travel to reach our Las Vegas and Macau properties and, following its opening, our Singapore property. Only a small amount of our business is and will be generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely effect our financial condition, results of operations or cash flows.
We extend credit to a large portion of our customers and we may not be able to collect gaming receivables from our credit players.
We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

During the year ended December 31, 2009, approximately 57.5% and 31.4% of our table games drop at our Las Vegas properties and Macau properties, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
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
Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering Regulation could have a negative impact on us.
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.
Risks Associated with Our U.S. Operations
We face significant competition in Las Vegas, which could materially adversely effect our financial condition, results of operations or cash flows. In addition, any significant downturn in the trade show and convention business could significantly and adversely affect our mid-week occupancy rates and business.
The hotel, resort and casino businesses in Las Vegas are highly competitive. We also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, as well as hotel/casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of our competitors are subsidiaries or divisions of large public companies and have substantial financial and other resources. In addition, various competitors on the Las Vegas Strip periodically expand and/or renovate their existing facilities. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.
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

The loss of our gaming license or our failure to comply with the extensive regulations that govern our operations in any jurisdiction where we operate could have an adverse effect on our financial condition, results of operations or cash flows.
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
A similar dynamic exists in all jurisdictions where we operate and a regulatory action against one of our operating entities in any gaming jurisdiction could impact our operations in other gaming jurisdictions where we do business. For a more complete description of the gaming regulatory requirements affecting our business, see “Item 1 — Business — Regulation and Licensing.”
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
If the global economic downturn continues, the net operating income for The Shoppes at The Palazzo may continue to be significantly worse than expected at the time the complex was sold to GGP, and therefore the amounts GGP is obligated to pay us may also be significantly less than expected. (Some of the tenants at The Shoppes at The Palazzo whose sales have been less than initially expected have already asked for temporary reductions or abatements in base rent, to which we and GGP have agreed.) Further, as a result of GGP’s publicly disclosed liquidity and leverage problems, there can be no assurance that GGP will be able to pay us future amounts owed.
In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed the Chapter 11 Cases. Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have effected, and may effect in the future, the calculation of NOI. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Property and Equipment, Net.”

Our agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP or its successors. For example:
•
the Company learned that one tenant filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code and another tenant has delayed its construction plans, creating a question as to whether the rent of the latter tenant will be included in the NOI; and

•
the cooperation agreement that governs the relationships between The Shoppes at The Palazzo and The Palazzo and The Grand Canal Shoppes and The Venetian Las Vegas requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

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
In February 2010, the Obama Administration released its fiscal year 2011 budget which included proposals for new U.S. tax legislation that would change how U.S. multinational corporations are taxed on their global income. It is uncertain whether some or all of the proposals will be enacted. Depending on their content, such proposals, if enacted, could increase our U.S. income tax expense and liability, and therefore, negatively impact our effective tax rate, financial condition and results of operations.
Risks Associated with Our International Operations
Conducting business in Macau and Singapore has certain political and economic risks which may effect the financial condition, results of operations or cash flows of our Asian operations.
Our operations in Macau include the Sands Macao, The Venetian Macao and the Four Seasons Macao. We plan to open and operate additional hotels, gaming areas and meeting space on the Cotai Strip in Macau. We also plan to own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely effected by significant political, social and economic developments in Macau and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development Financing Strategy.” Our operations in Macau are, and our operations in Singapore will be, also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely effecting our profitability after tax. Further, the percentage of our gross gaming revenues that we must contribute annually to the Macau authorities is subject to change in 2010. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.
As we expect a significant number of consumers to come to our Macau properties from mainland China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or changes of China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macau as well as the amounts they are willing to spend in the casinos. See “— The number of visitors to Macau, particularly visitors from mainland China, may decline or travel to Macau may be disrupted.”
Current Macau laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macau. These laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, which differs from our interpretation and could have a material adverse effect on our financial condition, results of operations or cash flows. As Marina Bay Sands will be one of two gaming facilities in Singapore following the government’s adoption of gaming legislation in 2005, the laws and regulations relating to gaming and their interpretations are untested.

In addition, our activities in Macau are, and our operations in Singapore will be, subject to administrative review and approval by various government agencies. We cannot assure you that we will be able to obtain all necessary approvals, which may materially affect our long-term business strategy and operations. Macau and Singapore laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.
We are constructing our remaining Cotai Strip projects on land for which we have not yet been granted concessions. If we do not obtain land concessions, we could forfeit all or a substantial part of our investment in these sites and would not be able to build or operate the planned facilities on these sites.
Land concessions in Macau generally have terms of 25 years, with automatic extensions at our option of 10 years thereafter in accordance with Macau law. There are common rates based on land use generally applied to determine the cost of these land concessions. In November 2009, we received the final draft of the land concession agreement from the Macau government for parcels 5 and 6. We have formally accepted the terms and conditions of the draft land concession and have made an initial premium payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on December 31, 2009). The land concession will not become effective until the date it is published in Macau’s Official Gazette. Once the land concession becomes effective, we will be required to make additional land premium and annual rent payments in the amounts and at the times specified in the land concession (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net”). The land concession requires us to complete the development of the integrated resort on parcels 5 and 6 within 48 months of the date it is published in Macau’s Official Gazette. If we are not able to meet this deadline, we will need to obtain an extension to complete the development on parcels 5 and 6; however, no assurances can be given that such extension will be granted. If we are unable to the meet the deadline and that deadline is not extended, we could lose our land concession for parcels 5 and 6, which would prohibit us from operating any facilities developed under the land concession. As a result, we could forfeit all or a substantial part of its $1.73 billion in capitalized costs, as of December 31, 2009, related to our development on parcels 5 and 6.
We are required to build and open our developments on parcel 3 of the Cotai Strip by April 2013. Unless we meet this deadline or obtain an extension, we may lose our land concession for parcel 3, which would prohibit us from operating any facilities development under such land concession.
The land concession we received from the Macau government covers parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Macau Government recently granted us a two-year extension of the development deadline under the land concession for Parcel 3. Under the terms of the land concession, we must complete development of parcel 3 by April 17, 2013. We have commenced pre-construction on parcel 3 and intend to commence construction after necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained. As a result, there is a significant risk that we will not be able to complete construction by the deadline. See “— Risks Related to Our Business — Disruptions in the financial markets could adversely affect our ability to raise additional financing. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost,” “— Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macau and Singapore has certain political and economic risks which may effect the financial condition, results of operations or cash flows of our Asian operations.” Should we determine that we are unable to complete the development of parcel 3 by April 2013, we intend to apply for an additional extension from the Macau Government. If we are unable to meet the 2013 deadline and that deadline is not extended, the Macau Government has the right to unilaterally terminate our land concession for parcel 3. A loss of our land concession would prohibit us from operating any properties developed under the land concession for parcel 3. As a result, we could forfeit all or a substantial portion of our $35.7 million in capitalized costs as of December 31, 2009, for parcel 3.
Our revised development plan may give certain of our hotel managers for our Cotai Strip developments the right to terminate their agreements with us.
We have entered into management agreements with Starwood and Shangri-La to manage hotels and serviced luxury apart-hotel units located within our Cotai Strip development on parcels 5 and 6. Our management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on us, and certain past and/or anticipated delays may represent a default under the agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. In connection with receiving commitments for project financing, as well as completion of our SCL Offering, we are recommencing construction on parcels 5 and 6 and are negotiating amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines, which we expect to finalize by the second quarter of 2010. If negotiations are unsuccessful, Starwood and Shangri-La would have the right to terminate their agreements with us, which would result in our having to find new managers and brands for these projects, and which could have a material adverse effect on our financial condition, results of operations or cash flows.

The Macau government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.
The Macau government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML’s serious non-compliance with its basic obligations under the subconcession and applicable Macau laws. Upon termination of our subconcession, our casinos and gaming-related equipment would automatically be transferred to the Macau government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macau, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We will stop generating any revenues from our Macau gaming operations if we cannot secure an extension of our subconcession in 2022 or if the Macau government exercises its redemption right.
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all of our casinos and gaming-related equipment will automatically be transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macau government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue, as defined, generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.
The number of visitors to Macau, particularly visitors from mainland China, may decline or travel to Macau may be disrupted.
Our VIP and mass market gaming patrons typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming patrons come to our casinos from mainland China.
The large investments that we and our competitors are making in the construction of new hotels and casinos, are based, in part, on projections regarding the number of visitors, and in particular, visitors from mainland China. As a result, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or changes of China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macau as well as the amounts they are willing and able to spend while at our properties.
Policies and measures adopted from time to time by the Chinese government include restrictions imposed on exit visa applicants for travel to Macau by Chinese authorities. Under the measures, residents of mainland China are restricted to making only one visit every two months instead of one visit per month. In addition, residents of mainland China visiting Hong Kong may no longer visit Macau on the same visa, but instead must obtain a separate visa for any visit to Macau. These developments have, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.
Our Macau operations face intense competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.
The hotel, resort and casino businesses are highly competitive. Our Macau operations currently compete with numerous other casinos located in Macau, including the recent openings of City of Dreams and L’Arc. Our Macau operations will also compete to some extent with casinos located elsewhere in Asia, such as Malaysia’s Genting Highlands and in Singapore, as well as gaming venues in Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Hong Kong, Japan, Taiwan and Thailand. The proliferation of gaming venues in Southeast Asia could significantly and adversely effect our financial condition, results of operations or cash flows.

The Macau and Singapore governments could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We hold a subconcession under one of only three gaming concessions authorized by the Macau government to operate casinos in Macau. The Macau government permits existing concessionaires to grant subconcessions; however, the Macau government has undertaken contractually not to grant additional gaming concessions until April 1, 2009. No additional concessions have been granted; however, if the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We may not be able to attract and retain professional staff necessary for our existing and future properties in Macau and our operations in Singapore.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees. In addition, the Macau government requires us to only hire Macau residents as dealers in our casinos. There is significant competition in Macau for employees with the skills required to perform the services we offer and competition for these individuals is likely to increase as we open our remaining Cotai Strip developments and as other competitors expand their operations. We expect competition in Singapore for employees with the skills we require as we develop and open the Marina Bay Sands. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees. If we are unable to attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macau and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are dependent upon gaming junket operators for a significant portion of our gaming revenues in Macau.
Junket operators, who promote gaming and draw high-roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macau. With the rise in gaming in Macau, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, our ability to grow our gaming revenues will be hampered and we may seek alternative ways to develop relationships with high-roller customers.
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
We are currently prohibited from accepting wagers in renminbi, the legal currency of China. There are also restrictions on the export of the renminbi outside of mainland China and the amount of renminbi that can be converted into foreign currencies, including the pataca and Hong Kong dollar. Restrictions on the export of the renminbi may impede the flow of gaming customers from mainland China to Macau, inhibit the growth of gaming in Macau and negatively impact our gaming operations.

On July 21, 2005, the People’s Bank of China announced that the renminbi will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. The Macau pataca is pegged to the Hong Kong dollar. Certain Asian countries have publicly asserted their desire to eliminate the peg of the Hong Kong dollar to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar and the Macau pataca will continue to be pegged to the U.S. dollar or that the current peg rate for these currencies will remain at the same level. The floating of the renminbi and possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate for these currencies. Any change in such exchange rates could have a material adverse effect on our operations and on our ability to make payments on certain of our debt instruments. We do not currently hedge for foreign currency risk.
Certain Nevada gaming laws apply to our planned gaming activities and associations in other jurisdictions where we operate or plan to operate.
Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the State of Nevada. We are required to comply with certain reporting requirements concerning our proposed gaming activities and associations occurring outside the State of Nevada, including Macau, Singapore and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if we:
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

In addition, if the Nevada Board determines that one of our actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, we can be required to file an application with the Nevada Commission for a finding of suitability of such activity or association. If the Nevada Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, we will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Commission find that our gaming activities or associations in Macau or certain other jurisdictions where we operate are unsuitable, we may be prohibited from undertaking our planned gaming activities or associations in those jurisdictions.
The gaming authorities in other jurisdictions where we operate or plan to operate, including in Macau and Singapore, exercise similar powers for purposes of assessing suitability in relation to our activities in other gaming jurisdictions where we do business.
We may not be able to monetize some of our real estate assets.
Part of our business strategy in Macau relies upon our ability to profitably operate, sell and/or grant rights of use over certain of our real estate assets once developed, including retail malls and apart-hotels, and to use the proceeds of these operations and sales to refinance, or repay, in part our construction loans for these assets, as well as to fund existing and future development both in Macau and elsewhere. Our ability to monetize these assets will be subject to market conditions, applicable legislation, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, we will have to seek alternative sources of capital to refinance in part our construction loans and for other investment capital. These alternative sources of capital may not be available on commercially reasonable terms or at all.

VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas.
The Macau government has granted VML a quota to permit it to hire foreign workers. VML has effectively assigned the management of this quota to its contractors for the construction of The Venetian Macao, Four Seasons Macao and other Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers’ compensation laws. VML requires each contractor to whom it has assigned the management of part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor’s failure to fulfill employer obligations. VML’s agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors complete work on the projects. We cannot assure you that VML’s contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or that the amount of any indemnification payments received will be sufficient to pay for any obligations VML may owe to employees managed by contractors under VML’s quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.
The transportation infrastructure in Macau may need to be expanded to meet increased visitation in Macau.
Macau is in the process of expanding its transportation infrastructure to service the increased number of visitors to Macau. If the planned expansions of transportation facilities to and from Macau are delayed or not completed, and Macau’s transportation infrastructure is insufficient to meet the demands of an increased volume of visitors to Macau, the desirability of Macau as a gaming and tourist destination, as well as the results of operations of our Macau properties, could be negatively impacted.
We are currently not required to pay corporate income taxes on our casino gaming operations in Macau. This tax exemption expires at the end of 2013.
We have had the benefit of a corporate tax exemption in Macau, which exempts us from paying corporate income tax on profits generated by the operation of casino games. We will continue to benefit from this tax exemption through the end of 2013. We cannot assure you that this tax exemption will be extended beyond the expiration date and we do not expect this tax exemption to apply to our non-gaming activities.
Macau is susceptible to severe typhoons that may disrupt operations.
Macau is susceptible to severe typhoons. Macau consists of a peninsula and two islands off the coast of mainland China. On some occasions, typhoons have caused a considerable amount of damage to Macau’s infrastructure and economy. In the event of a major typhoon or other natural disaster in Macau, our business may be severely disrupted and our results of operations could be adversely effected. Although we have insurance coverage with respect to these events, we cannot assure you that our coverage will be sufficient to fully indemnify us against all direct and indirect costs, including loss of business, that could result from substantial damage to, or partial or complete destruction of, our Macau properties or other damage to the infrastructure or economy of Macau.
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
Outbreaks of highly infectious diseases, such as the highly contagious form of atypical pneumonia known as severe acute respiratory syndrome (or SARS), avian flu and, more recently, swine flu, has resulted in a decrease in travel to and from, and economic activity in, affected regions, including Macau. Potential future outbreaks of highly infectious diseases may adversely affect the number of visitors to our operating properties and our other properties we are currently developing. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We own an approximately 63-acre parcel of land on which our Las Vegas Operating Properties are located and an approximately 19-acre parcel of land located to the east of the 63-acre parcel. We own these parcels of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances. LVSLLC’s senior secured credit facility and LVSC’s senior notes are, subject to certain exceptions, collateralized by a first priority security interest (subject to permitted liens) in substantially all of LVSLLC’s property.
We have received concessions from the Macau government to build on a six-acre land site for the Sands Macao and parcels 1, 2 and 3 on the Cotai Strip, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession, which may be revised every five years by the Macau government. In October 2008, the Macau government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. We believe that if we are not able to complete the development by the revised deadline, we will be able to obtain another extension from the Macau government; however, no assurances can be given that an additional extension will be granted. If we are unable to meet the April 2013 deadline and that deadline is not extended, we could lose our land concession for parcel 3, which would prohibit us from operating any facilities developed under the land concession for parcel 3. As a result, we could forfeit all or a substantial portion of our $35.7 million in capitalized costs, as of December 31, 2009, related to our development on parcel 3.
In November 2009, we received the final draft of the land concession agreement from the Macau government for parcels 5 and 6. We have formally accepted the terms and conditions of the draft land concession and have made an initial premium payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on December 31, 2009). The land concession will not become effective until the date it is published in Macau’s Official Gazette. Once the land concession becomes effective, we will be required to make additional land premium and annual rent payments in the amounts and at the times specified in the land concession. The land concession requires us to complete the development of the integrated resort on parcels 5 and 6 within 48 months of the date it is published in Macau’s Official Gazette. If we are not able to meet this deadline, we will need to obtain an extension to complete the development on parcels 5 and 6; however, no assurances can be given that such extension will be granted. If we are unable to the meet the deadline and that deadline is not extended, we could lose our land concession for parcels 5 and 6, which would prohibit us from operating any facilities developed under the land concession. As a result, we could forfeit all or a substantial part of our $1.73 billion in capitalized costs, as of December 31, 2009, related to our development on parcels 5 and 6.
We do not yet have all of the necessary Macau government approvals to develop our planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. We have received a land concession for parcel 3 and will negotiate the land concession for parcels 7 and 8 once the land concession for parcels 5 and 6, as previously noted, is finalized. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2, 3, 5 and 6, management believes that the land concessions for parcels 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial part of our $116.2 million in capitalized costs, as of December 31, 2009, related to our developments on parcels 7 and 8.

Under the Development Agreement with the STB to build and operate the Marina Bay Sands in Singapore, we paid SGD 1.2 billion (approximately $854.3 million at exchange rates in effect on December 31, 2009) in premium payments for the 60-year lease of the land on which the integrated resort is being developed plus an additional SGD 105.6 million (approximately $75.2 million at exchange rates in effect on December 31, 2009) for various taxes and other fees. Of this combined amount, $880.2 million has been capitalized on the consolidated balance sheet as leasehold interest in land with $49.3 million amortized as of December 31, 2009.
The Sands Bethlehem development is located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In September 2008, our joint venture partner, Bethworks Now, contributed the land on which Sands Bethlehem is being developed to Sands Bethworks Gaming and Sands Bethworks Retail, a portion of which was contributed through a condominium form of ownership.
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
The Palazzo Construction Litigation
Lido Casino Resort, LLC (“Lido”), formerly a wholly owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp., on one side, and Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work, filed claims against each other in an action filed in 2006 in Clark County District Court. On April 24, 2009, the Company reached a settlement of this matter with Malcolm for approximately $10.6 million, which was paid in May 2009. Of the $10.6 million, $9.9 million has been capitalized as building-related construction costs and $0.7 million has been recorded as interest expense as of and for the year ended December 31, 2009. The Company does not expect to incur any further charges in connection with this matter.
Litigation Relating to Macau Operations
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has appealed the verdict to the Nevada Supreme Court and the appeal has been fully briefed by all parties. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post judgment interest.
On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau gaming subconcession as well as other related claims. On June 3, 2009, the Company reached a settlement of this matter for $42.5 million, of which $12.5 million was paid in June 2009. The remaining $30.0 million was settled with 22,185,115 ordinary shares of SCL in connection with the SCL Offering. The charge was recorded in corporate expense during the year ended December 31, 2009. The Company does not expect to incur any further charges in connection with this matter.

On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. The plaintiffs’ counsel filed a motion to withdraw from representing the plaintiffs on December 15, 2009, and it was granted by the Magistrate on January 12, 2010. On February 11, 2010, the Magistrate filed a recommendation that the case be dismissed in the court docket. The plaintiffs have until February 28, 2010, to file any objections thereto and, if none are filed, the recommendation for dismissal will come before the District Court for its consideration. Management believes that AAEC’s case against the Company is without merit and intends to defend this matter vigorously.
In January 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an administrative action challenging an order from the Chief Executive of the Macau government with respect to the Macau government’s entry into an agreement with CFCL, as defined below, related to the operation of ferry service between Hong Kong and Taipa. The administrative action named the Company’s indirect wholly owned subsidiary, Cotai Ferry Company Limited (“CFCL,” previously named Cotai Waterjets (Macau) Limited), as an interested party. The basis of the legal challenge is that, under Macau law, any concessions or agreements related to the provision of a public service must be awarded through a public tender process. In February 2009, the Court of Second Instance in Macau held that it was unlawful for the Macau government to enter into the ferry agreement with CFCL without engaging in a public tender process, and therefore the ferry agreement with CFCL is void. The Company and the Macau government appealed the decision to the Court of Final Appeal in Macau. On December 30, 2009, the Macau government and CFCL entered into an agreement to terminate the agreement for the operation of ferry service between Hong Kong and Taipa in Macau subject to the condition precedent of a license to operate ferry services being issued to CFCL under new legislation recently enacted by the Macau government related to ferry service operations to and from Macau. A license for the operation of ferry services by CFCL and approval to operate six routes between Macau and Hong Kong, valid for a period of ten years, was issued on January 14, 2010, and therefore, termination of the ferry agreement that was being challenged in Macau courts was effective on that same date. As a result of the new ferry operator license being granted to CFCL and termination of the ferry agreement entered into with Macau government being effective, the Macau Court of Final Instance has now dismissed the administrative action, effective on February 22, 2010, and the matter is now closed.
On October 16, 2009, the Company received a letter from counsel to Far East Consortium International Ltd. (“FEC”) notifying the Company that it may pursue various claims seeking, among other things, monetary damages and an entitlement to an ownership interest in any development projects on parcel 3 in Macau, which the Company will own and operate. The Company believes such claims, which are based on a non-legally binding memorandum of agreement that expired by its terms over three years ago, are frivolous, baseless and without merit. The Company intends to vigorously contest any claims or lawsuits that may be brought by FEC.
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

A motion to dismiss the consolidated amended complaint was filed on April 17, 2009. This motion, and all responses and replies thereto were argued on August 27, 2009. The District Court of Clark County entered a decision and order on November 4, 2009, dismissing the plaintiff’s consolidated amended complaint with prejudice. The District Court’s Order was not appealed within the time allotted, as a consequence of which the Court’s decision is binding and final.
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

	High	Low
2008
First Quarter	$105.38	$70.00
Second Quarter	$83.13	$45.30
Third Quarter	$59.17	$30.56
Fourth Quarter	$37.00	$2.89
2009
First Quarter	$9.15	$1.38
Second Quarter	$11.84	$3.08
Third Quarter	$20.73	$6.32
Fourth Quarter	$18.84	$12.95
2010
First Quarter (through February 19, 2010)	$19.12	$14.88
As of February 19, 2010, there were 660,323,374 shares of our common stock issued and outstanding that were held by 439 stockholders of record.
Dividends
We have not declared or paid any dividends on our common stock since our formation in August 2004 and we do not expect to pay dividends on our common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business.
Our preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350
October 30, 2009	November 16, 2009	13,125	10,225	23,350

				$94,697

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
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
Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2009. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Las Vegas Sands Corp.	$100.00	$82.23	$186.42	$214.69	$12.35	$31.13
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Dow Jones US Gambling Index	$100.00	$101.44	$147.81	$169.69	$45.64	$71.07
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

	Year Ended December 31,
	2009(1)(2)	2008(3)	2007(4)	2006	2005
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$4,929,444	$4,735,126	$3,104,422	$2,340,178	$1,824,225
Promotional allowances	(366,339)	(345,180)	(153,855)	(103,319)	(83,313)

Net revenues	4,563,105	4,389,946	2,950,567	2,236,859	1,740,912
Operating expenses	4,591,845	4,226,283	2,620,557	1,662,762	1,251,461

Operating income (loss)	(28,740)	163,663	330,010	574,097	489,451
Interest expense, net	(310,748)	(402,039)	(172,344)	(69,662)	(63,181)
Other income (expense)	(9,891)	19,492	(8,682)	(189)	(1,334)
Loss on modification or early retirement of debt	(23,248)	(9,141)	(10,705)	—	(137,000)

Income (loss) before income taxes	(372,627)	(228,025)	138,279	504,246	287,936
Income tax benefit (expense)	3,884	59,700	(21,591)	(62,243)	(4,250)

Net income (loss)	(368,743)	(168,325)	116,688	442,003	283,686
Net loss attributable to noncontrolling interests	14,264	4,767	—	—	—

Net income (loss) attributable to Las Vegas Sands Corp.	(354,479)	(163,558)	116,688	442,003	283,686
Preferred stock dividends	(93,026)	(13,638)	—	—	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(92,545)	(11,568)	—	—	—

Net income (loss) attributable to common stockholders	$(540,050)	$(188,764)	$116,688	$442,003	$283,686

Per share data:
Basic earnings (loss) per share	$(0.82)	$(0.48)	$0.33	$1.25	$0.80

Diluted earnings (loss) per share	$(0.82)	$(0.48)	$0.33	$1.24	$0.80

OTHER DATA
Capital expenditures	$2,092,896	$3,789,008	$3,793,703	$1,925,291	$860,621

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
BALANCE SHEET DATA
Total assets	$20,572,106	$17,144,113	$11,466,517	$7,126,458	$3,879,739
Long-term debt	$10,852,147	$10,356,115	$7,517,997	$4,136,152	$1,625,901
Total Las Vegas Sands Corp. stockholders’ equity	$6,506,434	$4,422,108	$2,260,274	$2,075,154	$1,609,538

(1)	Sands Bethlehem opened on May 22, 2009.

(2)
During the year ended December 31, 2009, we recorded an impairment loss of $169.5 million, a legal settlement expense of $42.5 million and a valuation allowance against our U.S. deferred tax assets of $96.9 million.

(3)	Four Seasons Macao opened on August 28, 2008.

(4)	The Venetian Macao opened on August 28, 2007, and The Palazzo partially opened on December 30, 2007.

ITEM 7.	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the U.S. consist of The Venetian Las Vegas, The Palazzo and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Approximately 62.7% and 64.9% of gross revenue at our Las Vegas Operating Properties for the years ended December 31, 2009 and 2008, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 37.3% and 35.1%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods. Approximately 89.9% of gross revenue at Sands Bethlehem for the period ended December 31, 2009, was derived from gaming activities, with the remainder derived from food and beverage services, and other non-gaming sources.

Our Macau operating segments consist of Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties and will support our remaining Cotai Strip development projects. Approximately 93.6% and 92.5% of the gross revenue at the Sands Macao for the years ended December 31, 2009 and 2008, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services. Approximately 81.4% and 78.8% of the gross revenue at The Venetian Macao for years ended December 31, 2009 and 2008, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources. Approximately 73.8% and 68.4% of the gross revenue at the Four Seasons Macao for the year ended December 31, 2009 and the period ended December 31, 2008, was derived from gaming activities, with the remainder derived from retail and other non-gaming sources.
Development Projects
Given the challenging conditions in the capital markets and the global economy and their impact on our ongoing operations, we revised our development plan to suspend portions of our development projects and focus our development efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies.
United States Development Project
We were constructing the St. Regis Residences, which is located on the Las Vegas Strip between The Palazzo and The Venetian. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project.
Macau Development Projects
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction on these developments and plan to operate the related gaming areas under our Macau gaming subconcession.
We have sequenced the construction of our integrated resort development on parcels 5 and 6 due to difficulties in the capital markets and the overall decline in general economic conditions. Phases I and II of the integrated resort are expected to feature approximately 6,000 Shangri-La-, Traders- and Sheraton-branded hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase III of the project is expected to include a fourth St. Regis-branded hotel and mixed-use tower. In connection with receiving commitments of $1.75 billion of project financing in November 2009 (which we expect to close in March 2010) to be used together with a portion of the proceeds from the SCL Offering, we are recommencing construction of phases I and II and expect it will take approximately 16 months to complete phase I, an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. We intend to complete phase III of the project as demand and market conditions warrant it.
We have commenced pre-construction on parcels 7, 8 and 3, and intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
Singapore Development Project
In August 2006, MBS entered into the Development Agreement with the STB to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. Based on our current development plan, we expect to open the Marina Bay Sands on April 27, 2010.

Other Development Projects
When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
		Percent		Percent
	2009	Change	2008	Change	2007
	(Dollars in thousands)
Net revenues	$4,563,105	3.9%	$4,389,946	48.8%	$2,950,567
Operating expenses	4,591,845	8.6%	4,226,283	61.3%	2,620,557
Operating income (loss)	(28,740)	(117.6)%	163,663	(50.4)%	330,010
Income (loss) before income taxes	(372,627)	63.4%	(228,025)	(264.9)%	138,279
Net income (loss)	(368,743)	119.1%	(168,325)	(244.3)%	116,688
Net income (loss) attributable to Las Vegas Sands Corp	(354,479)	116.7%	(163,558)	(240.2)%	116,688

	Percent of Net Revenues
	Year Ended December 31,
	2009	2008	2007
Operating expenses	100.6%	96.3%	88.8%
Operating income (loss)	(0.6)%	3.7%	11.2%
Income (loss) before income taxes	(8.2)%	(5.2)%	4.7%
Net income (loss)	(8.1)%	(3.8)%	4.0%
Net income (loss) attributable to Las Vegas Sands Corp	(7.8)%	(3.7)%	4.0%
Our historical financial results will not be indicative of our future results as we continue to open new properties, including the Marina Bay Sands on April 27, 2010.
Key Operating Revenue Measurements
Operating revenues at our Las Vegas Operating Properties, The Venetian Macao and Four Seasons Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Hotel revenues are not material for Sands Macao or Sands Bethlehem as revenues are principally driven by casino customers who visit the properties on a daily basis.
The following are the key measurements we use to evaluate operating revenue:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coins placed into slot machines in aggregate for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games produce a statistical average win percentage (calculated before discounts) as measured as a percentage of drop of 20.0% to 22.0% and slot machines produce a statistical average hold percentage (calculated before slot club cash incentives) as measured as a percentage of handle generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis, while approximately 57.5% of our table games play, for the year ended December 31, 2009, was conducted on a credit basis.
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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip table games win percentage (calculated before discounts and commissions) is expected to be 3.0% and our Non-Rolling Chip table games are expected to produce a statistical average win percentage as measured as a percentage of drop of 18.0% to 20.0%. Similar to Las Vegas, our Macau slot machines produce a statistical average win percentage as measured as a percentage of handle of generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, gaming is conducted on a cash basis, with only 31.4% of our table games play, for the year ended December 31, 2009, being conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and gaming promoters for table games play.
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
Year Ended December 31, 2009 compared to the Year Ended December 31, 2008
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2009	2008	Percent Change
	(Dollars in thousands)
Casino	$3,524,798	$3,192,099	10.4%
Rooms	657,783	767,129	(14.3)%
Food and beverage	327,699	369,062	(11.2)%
Convention, retail and other	419,164	406,836	3.0%

	4,929,444	4,735,126	4.1%
Less — promotional allowances	(366,339)	(345,180)	6.1%

Total net revenues	$4,563,105	$4,389,946	3.9%

Consolidated net revenues were $4.56 billion for the year ended December 31, 2009, an increase of $173.2 million compared to $4.39 billion for the year ended December 31, 2008. The increase in net revenues was due primarily to a full year of operations of Four Seasons Macao, which opened in August 2008, and the opening of Sands Bethlehem in May 2009.

Casino revenues increased $332.7 million as compared to the year ended December 31, 2008. Of the increase, $161.1 million was attributable to a full year of operations of Four Seasons Macao, $141.8 million was attributable to the opening of Sands Bethlehem and $89.1 million at The Venetian Macao was primarily due to the increase in Non-Rolling Chip win percentage. These increases were partially offset by decreases at our Las Vegas Operating Properties and Sands Macao. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2009	2008	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$1,699,599	$1,610,505	5.5%
Non-Rolling Chip drop	$3,362,780	$3,530,065	(4.7)%
Non-Rolling Chip win percentage	23.6%	19.9%	3.7	pts
Rolling Chip volume	$37,701,027	$36,893,831	2.2%
Rolling Chip win percentage	2.80%	2.97%	(0.17	)pts
Slot handle	$2,362,680	$1,941,895	21.7%
Slot hold percentage	7.4%	8.0%	(0.6	)pts
Sands Macao
Total casino revenues	$1,003,042	$1,013,063	(1.0)%
Non-Rolling Chip drop	$2,413,446	$2,626,877	(8.1)%
Non-Rolling Chip win percentage	19.5%	18.9%	0.6	pts
Rolling Chip volume	$21,920,186	$25,182,225	(13.0)%
Rolling Chip win percentage	3.01%	2.64%	0.37	pts
Slot handle	$1,256,857	$1,039,430	20.9%
Slot hold percentage	6.6%	7.8%	(1.2	)pts
Four Seasons Macao
Total casino revenues	$207,191	$46,094	349.5%
Non-Rolling Chip drop	$335,655	$99,849	236.2%
Non-Rolling Chip win percentage	23.7%	21.1%	2.6	pts
Rolling Chip volume	$7,059,450	$630,088	1,020.4%
Rolling Chip win percentage	2.35%	4.45%	(2.1	)pts
Slot handle	$240,358	$38,238	528.6%
Slot hold percentage	5.9%	5.6%	0.3	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$473,176	$522,437	(9.4)%
Table games drop	$1,769,130	$1,846,394	(4.2)%
Table games win percentage	17.3%	19.8%	(2.5	)pts
Slot handle	$2,705,309	$3,666,072	(26.2)%
Slot hold percentage	7.5%	5.7%	1.8	pts
Sands Bethlehem
Total casino revenues	$141,790	$—	—%
Slot handle	$2,030,529	$—	—%
Slot hold percentage	7.0%	—%	—	pts
In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues decreased $109.3 million as compared to the year ended December 31, 2008. Room revenues decreased as room rates were reduced to maintain occupancy at our Las Vegas Operating Properties and at The Venetian Macao. This decrease was partially offset by a $16.6 million increase in revenues attributable to a full year of operations of Four Seasons Macao. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2009	2008	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$173,319	$200,594	(13.6)%
Average daily room rate	$205	$226	(9.3)%
Occupancy rate	83.6%	85.3%	(1.7	)pts
Revenue per available room	$171	$193	(11.4)%
Sands Macao
Total room revenues	$26,558	$27,074	(1.9)%
Average daily room rate	$260	$266	(2.3)%
Occupancy rate	97.7%	98.4%	(0.7	)pts
Revenue per available room	$254	$261	(2.7)%
Four Seasons Macao
Total room revenues	$20,276	$3,664	453.4%
Average daily room rate	$295	$344	(14.2)%
Occupancy rate	52.3%	32.0%	20.3	pts
Revenue per available room	$154	$110	40.0%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$437,630	$535,797	(18.3)%
Average daily room rate	$195	$232	(15.9)%
Occupancy rate	87.4%	91.3%	(3.9	)pts
Revenue per available room	$170	$212	(19.8)%
Food and beverage revenues decreased $41.4 million as compared to the year ended December 31, 2008. The decrease is due to a $66.2 million decrease across our operating properties driven by a decrease in banquet and in-suite dining operations resulting from lower occupancy at our properties, as noted above, and a lower proportion of group and corporate businesses. This decrease was offset by $13.3 million attributable to Sands Bethlehem and an increase of $11.5 million attributable to a full year of operations of Four Seasons Macao.
Convention, retail and other revenues increased $12.3 million as compared to the year ended December 31, 2008. The increase is primarily due to an increase of $24.2 million attributable to the mall at Four Seasons Macao due to a full year of operations and $21.1 million in our Other Asia segment driven by our passenger ferry service operations in Macau as we increased the frequency of sailings and commenced night sailings in the summer of 2008. These increases were partially offset by a decrease of $27.0 million at our Las Vegas Operating Properties and $7.9 million at The Venetian Macao, primarily driven by the decrease in our convention operations resulting from the decline in global economic conditions.
Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2009	2008	Percent Change
	(Dollars in thousands)
Casino	$2,349,422	$2,214,235	6.1%
Rooms	121,097	154,615	(21.7)%
Food and beverage	165,977	186,551	(11.0)%
Convention, retail and other	240,377	213,351	12.7%
Provision for doubtful accounts	103,802	41,865	147.9%
General and administrative	526,199	550,529	(4.4)%
Corporate expense	132,098	104,355	26.6%
Rental expense	29,899	33,540	(10.9)%
Pre-opening expense	157,731	162,322	(2.8)%
Development expense	533	12,789	(95.8)%
Depreciation and amortization	586,041	506,986	15.6%
Impairment loss	169,468	37,568	351.1%
Loss on disposal of assets	9,201	7,577	21.4%

Total operating expenses	$4,591,845	$4,226,283	8.6%

Operating expenses were $4.59 billion for the year ended December 31, 2009, an increase of $365.6 million as compared to $4.23 billion for the year ended December 31, 2008. The increase in operating expenses was primarily attributable to a full year of operations of Four Seasons Macao, the opening of Sands Bethlehem, recognizing impairment losses and a legal settlement included in corporate expense, and increases in our provision for doubtful accounts, and depreciation and amortization, partially offset by a decrease in operating expenses driven by decreased revenues as well as our cost-cutting measures.
Casino expenses increased $135.2 million as compared to the year ended December 31, 2008. Of the increase, $103.2 million was attributable to Sands Bethlehem and $95.1 million was due to the 39.0% gross win tax on our casino revenues at our Macau properties, driven primarily by increases at Four Seasons Macao and The Venetian Macao, as previously described, as well as a $36.5 million (exclusive of the 39.0% gross win tax on casino revenues) attributable to a full year of operations of Four Seasons Macao. These increases were partially offset by a combined decrease of $99.6 million at our operating properties driven by our cost-cutting measures.
Rooms expense decreased $33.5 million and food and beverage expense decreased $20.6 million as compared to the year ended December 31, 2008. These decreases were driven by the associated decreases in the related revenues described above, as well as our cost-cutting measures.
Convention, retail and other expense increased $27.0 million, as compared to the year ended December 31, 2008. The increase was primarily attributable to a $43.4 million increase in our passenger ferry service operations in Macau, partially offset by a $15.3 million decrease at our Las Vegas Operating Properties driven by the associated decrease in the related revenues, as well as our cost-cutting measures.
The provision for doubtful accounts was $103.8 million for the year ended December 31, 2009, compared to $41.9 million for the year ended December 31, 2008. Of the increase, $39.0 million related to our casino operations as we granted more credit to our premium players in Macau in response to the opening of new properties and $16.6 million related to our mall operations as some of our tenants experienced difficulties driven by reduced visitation and consumer spending as a result of the economic downturn. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $24.3 million as compared to the year ended December 31, 2008. The decrease was primarily attributable to a $55.8 million decrease across our operating properties driven by our cost-cutting measures, with $25.6 million, $19.3 million and $10.9 million at our Las Vegas Operating Properties, The Venetian Macao, and Sands Macao, respectively, as well as a $17.7 million decrease in Other Asia. The decrease was partially offset by expenses of $25.0 million and $24.2 million attributable to Sands Bethlehem and Four Season Macao, respectively.
Corporate expense increased $27.7 million as compared to the year ended December 31, 2008. The increase was attributable to a $42.5 million legal settlement (see “Item 3 — Legal Proceedings”), partially offset by a decrease $14.8 million of other corporate costs driven by our cost-cutting measures.
Pre-opening expenses were $157.7 million for the year ended December 31, 2009, as compared to $162.3 million for the year ended December 31, 2008. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2009, were primarily related to activities at Marina Bay Sands and Sands Bethlehem, as well as costs associated with suspension activities at our Cotai Strip developments. Development expenses, which were not material for the years ended December 31, 2009 and 2008, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $79.1 million as compared to the year ended December 31, 2008. The increase was primarily attributable to a full year of depreciation expense related to the Four Seasons Macao and the opening of Sands Bethlehem, which contributed $37.6 million and $17.5 million, respectively. Additionally, increases of $11.8 million and $7.9 million were attributable to The Venetian Macao and The Palazzo, respectively, as both properties had unopened areas during the entire year ended December 31, 2008.
Impairment loss was $169.5 million for the year ended December 31, 2009, consisting primarily of $94.0 million related to a reduction in the expected proceeds to be received from the sale of The Shoppes at The Palazzo, $57.2 million related to our indefinite suspension of plans to expand the Sands Expo Center and $15.0 million related to certain real estate that was previously utilized in connection with marketing activities in Asia.

Adjusted Property EBITDAR
Adjusted property EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDAR is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, impairment loss, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and net loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDAR to net loss attributable to Las Vegas Sands Corp.):

	Year Ended December 31,
	2009	2008	Percent Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$556,547	$499,025	11.5%
Sands Macao	244,925	214,573	14.1%
Four Seasons Macao	40,527	7,567	435.6%
Other Asia	(32,610)	(49,465)	(34.1)%
United States:
Las Vegas Operating Properties	259,206	392,139	(33.9)%
Sands Bethlehem	17,566	—	—%

Total adjusted property EBITDAR	$1,086,161	$1,063,839	2.1%

Adjusted property EBITDAR across our operating properties includes the savings benefits from our cost-cutting measures, which management expects to generate approximately $500 million in total annualized savings across our operations, driven primarily by decreases in payroll-related expenses. These cost-cutting measures, which were fully implemented by the end of 2009, are expected to generate annualized savings of approximately $200 million in Las Vegas and approximately $300 million in Macau. Management believes that these cost savings will provide enhanced operating leverage once the global economy improves.
Adjusted property EBITDAR at The Venetian Macao increased $57.5 million as compared to the year ended December 31, 2008. The increase was primarily due to an increase in net revenues of $47.4 million as well as reduced expenses driven by our cost-cutting measures, as previously described.
Adjusted property EBITDAR at Sands Macao increased $30.4 million as compared to the year ended December 31, 2008. The increase was primarily due to a decrease in operating expenses driven by our cost-cutting measures, with a $31.7 million decrease in casino expenses (exclusive of the 39% gross win tax on casino revenues) and a $10.9 million decrease in general and administrative expenses. These decreases in expenses were partially offset by an increase of $17.7 million in the provision for doubtful accounts.
Adjusted property EBITDAR in our Other Asia segment increased $16.9 million as compared to the year ended December 31, 2008. As previously described, our passenger ferry service operations increased due to the increased number of sailings.
Adjusted property EBITDAR at our Las Vegas Operating Properties decreased $132.9 million as compared to the year ended December 31, 2008. The decrease was primarily due to a decrease in net revenues of $234.7 million, partially offset by decreases in the associated operating expenses and a decrease of $25.6 million in general and administrative expenses driven by our cost-cutting measures, of which $10.8 million were payroll-related expenses.
Adjusted property EBITDAR at Four Seasons Macao and Sands Bethlehem do not have a comparable prior-year period. Results of the operations of Four Seasons Macao and Sands Bethlehem are as previously described.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$387,319	$553,040
Less — capitalized interest	(65,449)	(131,215)

Interest expense, net	$321,870	$421,825

Cash paid for interest	$353,001	$516,912
Weighted average total debt balance	$10,994,928	$9,081,135
Weighted average interest rate	3.5%	6.1%

Interest cost decreased $165.7 million as compared to the year ended December 31, 2008, resulting from a decrease in the weighted average interest rate, partially offset by an increase in our weighted average long-term debt balances. Capitalized interest decreased $65.8 million as compared to the year ended December 31, 2008, primarily due to the suspension of our Cotai Strip developments, the completion of Four Seasons Macao and Sands Bethlehem, and the decrease in the weighted average interest rate.
Leasehold interest in land payments made in Macau and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.
Other Factors Effecting Earnings
Other expense was $9.9 million for the year ended December 31, 2009, as compared to other income of $19.5 million for the year ended December 31, 2008. The expense during the year ended December 31, 2009, was primarily attributable to a decrease in the fair value of our interest rate cap agreements held in Singapore.
The loss on modification or early retirement of debt was $23.2 million for the year ended December 31, 2009, as compared to $9.1 million for the year ended December 31, 2008. During the year ended December 31, 2009, a $17.1 million loss resulted from the early retirement of the $600.0 million exchangeable bonds (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Macau Related Debt — Exchangeable Bonds”) and a $6.0 million loss resulted from the write-off of deferred financing costs related to a $500.0 million required pay down of the Macau credit facility in connection with the SCL Offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Macau Related Debt — Macau Credit Facility”).
Our effective income tax rate was a beneficial rate of 1.0% for the year ended December 31, 2009, as compared to a beneficial rate of 26.2% for the year ended December 31, 2008. The effective income tax rate for the year ended December 31, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable net operating losses in the U.S. and foreign jurisdictions unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by our U.S. operations; however, to the extent that the financial results of our U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable, we will be able to reduce the valuation allowance through earnings.
Year Ended December 31, 2008 compared to the Year Ended December 31, 2007
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2008	2007	Percent Change
	(Dollars in thousands)
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

Casino revenues increased $941.7 million as compared to the year ended December 31, 2007. Of the increase, $1.06 billion was attributable to a full year of operations of The Venetian Macao and $46.1 million was attributable to the opening of Four Seasons Macao, offset by a $283.8 million decrease at Sands Macao due primarily to increased competition as compared to the year ended December 31, 2007. Casino revenues at our Las Vegas Operating Properties increased $118.2 million driven by the opening of The Palazzo, offset by lower than expected table games volume and win percentage as compared to the year ended December 31, 2007. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2008	2007	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$1,610,505	$549,298	193.2%
Non-Rolling Chip drop	$3,530,065	$1,115,812	216.4%
Non-Rolling Chip win percentage	19.9%	17.3%	2.6	pts
Rolling Chip volume	$36,893,831	$17,071,475	116.1%
Rolling Chip win percentage	2.97%	2.64%	0.33	pts
Slot handle	$1,941,895	$490,068	296.2%
Slot hold percentage	8.0%	7.9%	0.1	pts
Sands Macao
Total casino revenues	$1,013,063	$1,296,869	(21.9)%
Non-Rolling Chip drop	$2,626,877	$3,525,609	(25.5)%
Non-Rolling Chip win percentage	18.9%	18.7%	0.2	pts
Rolling Chip volume	$25,182,225	$26,325,271	(4.3)%
Rolling Chip win percentage	2.64%	2.97%	(0.33	)pts
Slot handle	$1,039,430	$1,181,050	(12.0)%
Slot hold percentage	7.8%	6.9%	0.9	pts
Four Seasons Macao
Total casino revenues	$46,094	$—	—%
Non-Rolling Chip drop	$99,849	$—	—%
Non-Rolling Chip win percentage	21.1%	—%	—	pts
Rolling Chip volume	$630,088	$—	—%
Rolling Chip win percentage	4.45%	—%	—	pts
Slot handle	$38,238	$—	—%
Slot hold percentage	5.6%	—%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$522,437	$404,254	29.2%
Table games drop	$1,846,394	$1,359,004	35.9%
Table games win percentage	19.8%	22.1%	(2.3	)pts
Slot handle	$3,666,072	$2,489,329	47.3%
Slot hold percentage	5.7%	6.0%	(0.3	)pts
In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $329.8 million as compared to the year ended December 31, 2007, due primarily to a full year of operations of The Venetian Macao and The Palazzo. The increase at our Las Vegas Operating Properties was offset by reduced ADR and occupancy rates that were negatively impacted by a reduction of room rates in order to increase visitation to The Palazzo and excess suite inventory as the new resort ramps up its operations, respectively, and the overall decline in general economic conditions. Room revenues at Four Seasons Macao were negatively impacted by a low occupancy rate due to the slow ramp up of the property, offset by ADR of $344 during the period ended December 31, 2008. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis and therefore revenues of $27.1 million and $11.6 million for the years ended December 31, 2008 and 2007, respectively, and related statistics have not been included in the following table, which summarizes the results of our room activity.

	Year Ended December 31,
	2008	2007	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$200,594	$63,378	216.5%
Average daily room rate	$226	$221	2.3%
Occupancy rate	85.3%	85.7%	(0.4	)pts
Revenue per available room	$193	$190	1.6%
Four Seasons Macao
Total room revenues	$3,664	$—	—%
Average daily room rate	$344	$—	—%
Occupancy rate	32.0%	—%	—	pts
Revenue per available room	$110	$—	—%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$535,797	$362,404	47.8%
Average daily room rate	$232	$258	(10.1)%
Occupancy rate	91.3%	98.4%	(7.1	)pts
Revenue per available room	$212	$254	(16.5)%
Food and beverage revenues increased $130.8 million as compared to the year ended December 31, 2007. The increase was primarily attributable to a full year of operations of The Venetian Macao, which increased $44.0 million, and The Palazzo, which was the primary driver of the $85.0 million increase at our Las Vegas Operating Properties, as well as several of our joint venture restaurants that opened in 2008.
Convention, retail and other revenues increased $228.4 million as compared to the year ended December 31, 2007. The increase was primarily attributable to an increase of $125.1 million at The Venetian Macao, which consisted primarily of a full year of rental revenues from the mall, $52.1 million at our Las Vegas Operating Properties, driven primarily by a full year of operations of The Palazzo, and $39.9 million in Other Asia, which consisted primarily of our passenger ferry service operations.
Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2008	2007	Percent Change
	(Dollars in thousands)
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

Operating expenses were $4.23 billion for the year ended December 31, 2008, an increase of $1.61 billion as compared to $2.62 billion for the year ended December 31, 2007. The increase in operating expenses was primarily attributable to a full year of operations of The Venetian Macao and The Palazzo, the opening of Four Seasons Macao, growth of our operating businesses in Macau and Las Vegas, and depreciation and amortization costs, as more fully described below.
Casino expenses for increased $778.6 million as compared to the year ended December 31, 2007. Of the increase, $507.2 million was due to the 39.0% gross win tax on casino revenues of The Venetian Macao, offset by a $112.5 million decrease in gross win tax at Sands Macao due to the decrease in casino revenues as noted above. An additional $238.5 million increase in casino-related expenses (exclusive of the aforementioned 39.0% gross win tax) were attributable to The Venetian Macao, primarily related to payroll-related expenses and commissions paid under the Rolling Chip program. Casino expenses at our Las Vegas Operating Properties increased $119.9 million primarily due to The Palazzo, consisting principally of payroll-related expenses and gaming-related taxes, and an increase in costs of providing promotional allowances.
Rooms expense increased $60.4 million and food and beverage expense increased $68.3 million as compared to the year ended December 31, 2007. These increases were primarily due to The Venetian Macao, The Palazzo and Four Seasons Macao.

Convention, retail and other expense increased $115.7 million as compared to the year ended December 31, 2007, of which $37.8 million was attributable to The Venetian Macao, $29.5 million was attributable to our Las Vegas Operating Properties and the remaining increase was primarily attributable to our passenger ferry service operations in Macau.
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
General and administrative expenses increased $231.2 million as compared to the year ended December 31, 2007. The increase was primarily attributable to the growth of our operating businesses in Las Vegas, Macau and our Other Asia segment, with $92.7 million of the increase being incurred at our Las Vegas Operating Properties, $112.0 million being incurred at The Venetian Macao and $15.1 million being incurred in Other Asia.
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
Depreciation and amortization expense increased $304.4 million as compared to the year ended December 31, 2007. The increase was primarily attributable to The Venetian Macao (totaling $130.5 million), The Palazzo (totaling $131.3 million) and the Four Seasons Macao (totaling $16.4 million).
An impairment loss of $37.6 million for the year ended December 31, 2008, primarily related to certain real estate and transportation assets that were previously utilized in connection with marketing activities in Asia.
Adjusted Property EBITDAR
Adjusted property EBITDAR is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDAR is net income (loss) attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, impairment loss, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and net loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDAR to net income (loss) attributable to Las Vegas Sands Corp.):

	Year Ended December 31,
	2008	2007	Percent Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$499,025	$144,417	245.5%
Sands Macao	214,573	373,507	(42.6)%
Four Seasons Macao	7,567	—	—%
Other Asia	(49,465)	(4,250)	(1,063.9)%
Las Vegas Operating Properties	392,139	361,076	8.6%

Total Adjusted Property EBITDAR	$1,063,839	$874,750	21.6%

Adjusted property EBITDAR at Sands Macao decreased $158.9 million, as compared to the year ended December 31, 2007. As previously described, the decrease was primarily attributable to the decrease in casino revenues of $283.8 million, offset by a $112.5 million decrease in gross win tax on reduced casino revenues. As a result of increased competition, we expect the 2008 results for Sands Macao to be more representative of future results than prior periods.

With the opening of The Palazzo, adjusted property EBITDAR at our Las Vegas Operating Properties increased $31.1 million, as compared to the year ended December 31, 2007. This increase was primarily attributable to an increase of $350.9 million in net revenue, offset by an increase of $165.8 million in payroll-related expenses, increases in operating expenses associated with the increase in the related revenue categories and an increase in general and administrative expenses to support the growth of our Las Vegas Operating Properties.
Adjusted property EBITDAR at The Venetian Macao, Four Seasons Macao and our Other Asia segments do not have comparable prior-year periods. Results of the operations of these segments are as previously described. Our Other Asia segment is composed primarily of our passenger ferry service between Macau and Hong Kong, which initiated evening sailings and increased its frequency of sailings during peak hours in June 2008.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$553,040	$468,056
Less — capitalized interest	(131,215)	(223,248)

Interest expense, net	$421,825	$244,808

Cash paid for interest	$516,912	$438,301
Weighted average total debt balance	$9,081,135	$6,148,835
Weighted average interest rate	6.1%	7.6%
Interest cost increased $85.0 million as compared to the year ended December 31, 2007, resulting from the substantial increase in our weighted average long-term debt balances, the proceeds from which were primarily used to fund our various development projects, partially offset by a decrease in interest rates. See “— Liquidity and Capital Resources” for further detail of our financing activities. Capitalized interest decreased $92.0 million as compared to the year ended December 31, 2007, due primarily to the openings of The Venetian Macao and The Palazzo in 2007 and the Four Seasons Macao in August 2008. Capitalized interest is expected to decrease in 2009 as we have discontinued capitalizing interest on our recently suspended projects. Leasehold interest in land payments made in Macau and Singapore are not considered qualifying assets and as such, are not included in the base amount used to determine capitalized interest.
Other Factors Effecting Earnings
Interest income for the year ended December 31, 2008, was $19.8 million, a decrease of $52.7 million as compared to $72.5 million for the year ended December 31, 2007. The decrease was attributable to a reduction of invested cash balances during the year, primarily from our borrowings under the U.S. senior secured credit facility and the Macau credit facility, which was spent on construction-related activities, as well as a decrease in interest rates.
Other income for the year ended December 31, 2008 was $19.5 million compared to other expense of $8.7 million for the year ended December 31, 2007. The other income and other expense amounts were primarily attributable to foreign exchange gains and losses associated with U.S. denominated debt held in Macau, and the change in the fair value of our Singapore interest rate caps entered into in 2008.
The loss on early retirement of debt of $9.1 million for the year ended December 31, 2008, was due to the conversion of the $475.0 million Convertible Senior Notes to shares of common stock and the refinancing of the Singapore bridge facility.
Our effective tax rate for the year ended December 31, 2008, is a beneficial rate of 26.2%. The effective tax rate benefit for the year reflects a pre-tax book loss in the U.S., which has a statutory rate of 35%, and a zero tax rate from the income tax exemption on our Macau gaming operations, which is set to expire in 2013. The non-deductible pre-opening expenses in foreign subsidiaries and the non-realizable net operating losses in foreign jurisdictions unfavorably impacted the rate. The effective tax rate for the year ended December 31, 2007, was 15.6% and was primarily attributable to the aforementioned Macau income tax exemption. The effective tax rate changed primarily due to the pre-tax domestic loss for the year ended December 31, 2008, and the pre-tax foreign income for the year ended December 31, 2007.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash generated from operating activities	$638,613	$124,872	$360,936

Cash flows from investing activities:
Change in restricted cash	78,630	218,044	556,276
Capital expenditures	(2,092,896)	(3,789,008)	(3,793,703)
Proceeds from disposal of property and equipment	4,203	—	—
Acquisition of gaming license included in other assets	—	—	(50,000)

Net cash used in investing activities	(2,010,063)	(3,570,964)	(3,287,427)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	6,834	30,222
Proceeds from sale of noncontrolling interest, net of transaction costs	2,386,387	—	—
Proceeds from common stock issued, net of transaction costs	—	1,053,695	—
Proceeds from convertible senior notes from Principal Stockholder’s family	—	475,000	—
Dividends paid to preferred stockholders	(94,697)	—	—
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	—	523,720	—
Proceeds from preferred stock and warrants issued, net of transaction costs	—	503,625	—
Proceeds from long term-debt	1,831,528	4,616,201	5,135,076
Repayments of long-term debt	(776,972)	(1,725,908)	(1,775,801)
Proceeds from the sale of The Shoppes at The Palazzo	—	243,928	—
Other	(40,324)	(88,942)	(62,111)

Net cash generated from financing activities	3,305,973	5,608,153	3,327,386

Effect of exchange rate on cash	(17,270)	18,952	(11,811)

Increase in cash and cash equivalents	$1,917,253	$2,181,013	$389,084

Cash Flows — Operating Activities
Table games play at our Las Vegas properties is conducted on a cash and credit basis while table games play at our Macau properties is conducted primarily on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities increased $513.7 million as compared to the year ended December 31, 2008. The increase was attributable to a reduction of cash paid for interest of $98.1 million, an increase of $53.5 million in income tax refunds received and favorable changes in our working capital, driven by accounts receivable and accrued liabilities during the year ended December 31, 2009.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2009, totaled $2.09 billion, including $1.34 billion for construction and development activities in Singapore; $247.7 million for construction and development activities in Pennsylvania; $404.3 million for construction and development activities in Macau (primarily for the unopened areas of Four Seasons Macao and our other Cotai Strip developments); $65.9 million at our Las Vegas Operating Properties (primarily for The Shoppes at The Palazzo); and $36.8 million for corporate and other activities.

Cash Flows — Financing Activities
Net cash flows provided from financing activities were $3.31 billion for the year ended December 31, 2009, which primarily included: proceeds of $2.39 billion from the SCL Offering and related transactions (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Equity — Noncontrolling Interests”) and $600.0 million from our exchangeable bond offering; net borrowings of $1.20 billion under the Singapore credit facility; repayments of $662.6 million under the Macau credit facility and $40.0 million under the U.S. credit facility; and payments of $94.7 million of preferred stock dividends and $40.4 million of deferred financing costs.
Development Financing Strategy
Through December 31, 2009, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt”), operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility and FF&E facility require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly period ended December 31, 2009, and decreases by 0.5x every other quarter until it decreases to, and remains at, 5.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). The Macau credit facility, as amended in August 2009, requires our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly period ended December 31, 2009, and decreases by 0.5x every other quarter until it decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending March 31, 2011). We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under our U.S. credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under our Macau credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. During 2009, we completed a $600.0 million exchangeable bond offering and the $2.5 billion SCL Offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Macau Related Debt — Exchangeable Bonds” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Equity — Noncontrolling Interests”). A portion of the proceeds from these offerings was used in the U.S. to exercise the EBITDA true-up provision during the quarterly periods ended March 31 and September 30, 2009, and additional proceeds were contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the year ended December 31, 2009. As of December 31, 2009, our U.S. leverage ratio was 5.3x, compared to the maximum leverage ratio allowed of 6.5x. Proceeds were also used in Macau to exercise the EBITDA true-up provision during the quarterly period ended June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility in March 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the year ended December 31, 2009. In November 2009, in connection with the SCL Offering, we were required to repay and permanently reduce $500.0 million of borrowings under our Macau credit facility. As of December 31, 2009, our Macau leverage ratio was 2.8x, compared to the maximum leverage ratio allowed of 4.5x.
We held unrestricted and restricted cash and cash equivalents of approximately $4.96 billion and $118.6 million, respectively, as of December 31, 2009. Management believes that the cash on hand, cash flow from operations and available borrowings under our credit facilities will be sufficient to fund our revised development plan, as described in “Item 1 — Business — Development Projects,” and maintain compliance with the financial covenants of our U.S. and Macau credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. Additionally, in connection with receiving proceeds from the proposed $1.75 billion project financing credit facility (which we expect to close in March 2010) to be used together with $500.0 million of proceeds from the SCL Offering, we are recommencing construction of phases I and II of our Cotai Strip development on parcel 5 and 6.

Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2009:

	Payments Due by Period Ending December 31, 2009(11)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Long-Term Debt Obligations(1)
Senior Secured Credit Facility — Term B	$30,000	$60,000	$2,835,000	$—	$2,925,000
Senior Secured Credit Facility — Delayed Draw I	6,000	12,000	573,000	—	591,000
Senior Secured Credit Facility — Delayed Draw II	4,000	8,000	384,000	—	396,000
Senior Secured Credit Facility — Revolving	—	775,860	—	—	775,860
6.375% Senior Notes	—	—	—	250,000	250,000
FF&E Financing	39,663	68,887	—	—	108,550
Airplane Financings	3,688	7,375	7,375	63,672	82,110
Other U.S.	1,777	3,001	—	—	4,778
Macau Credit Facility — Term B	18,000	755,393	728,396	—	1,501,789
Macau Credit Facility — Term B Delayed	7,000	577,029	—	—	584,029
Macau Credit Facility — Revolving	—	479,640	—	—	479,640
Macau Credit Facility — Local	26,349	41,348	—	—	67,697
Ferry Financing	35,127	70,254	70,254	35,127	210,762
Other Macau	—	11,016	—	—	11,016
Singapore Credit Facility	—	711,917	711,917	1,589,844	3,013,678
Fixed Interest Payments	15,938	31,875	31,875	2,656	82,344
Variable Interest Payments(2)	314,641	520,136	233,677	14,368	1,082,822
HVAC Equipment Lease(3)
HVAC Equipment Lease	1,711	3,292	3,094	16,620	24,717
HVAC Equipment Lease Interest Payments	1,794	3,211	2,731	4,563	12,299
Contractual Obligations
Former Tenants(4)	650	1,300	977	6,400	9,327
Employment Agreements(5)	9,373	9,163	—	—	18,536
Macau Leasehold Interests in Land(6)	55,599	99,218	54,787	96,931	306,535
Mall Leases(7)	8,789	17,647	17,423	116,983	160,842
Macau Annual Premium(8)	32,364	64,728	64,728	242,728	404,548
Parking Lot Lease(9)	1,200	2,400	2,400	107,100	113,100
Other Operating Leases(10)	5,796	10,536	8,807	10,830	35,969

Total	$619,459	$4,345,226	$5,730,441	$2,557,822	$13,252,948

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.

(2)
Based on December 31, 2009, London Inter-Bank Offered Rate (“LIBOR”) of 0.3%, Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.1% and Singapore Swap Offer Rate (“SOR”) of 0.6% plus the applicable interest rate spread in accordance with the respective debt agreements.

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

(5)	We are party to employment agreements with eight of our executive officers, with remaining terms of one to three years.

(6)
We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macau law. The land lease for our Cotai Strip parcels 5 and 6 is not effective until it is published in Macau’s Official Gazette. Management expects that this will occur in the first quarter of 2010 and has included the related premium and rent payments accordingly.

(7)	We are party to certain leaseback agreements for the Blue Man Group Theater, gondola and certain office and retail space related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo.

(8)
In addition to the 39% gross gaming win tax in Macau (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2009, the annual premium is approximately $32.4 million payable to the Macau government through the termination of the gaming subconcession in June 2022.

(9)	We are party to a long-term lease agreement of 99 years for a parking structure located adjacent to The Venetian Las Vegas.

(10)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(11)
We adopted the accounting standards for uncertainty in income tax on January 1, 2007, and as of December 31, 2009, had a $66.1 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the liability and interest payments related to the adoption these accounting standards in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

•
disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip, Singapore, Pennsylvania and Las Vegas developments;

•	general economic and business conditions which may impact levels of disposable income, consumer spending, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines, including Macau and Singapore;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macau and Singapore;

•
regulatory policies in mainland China or other countries in which our customers reside, including visa restrictions limiting the number of visits or the length of stay for visitors from mainland China to Macau and restrictions on foreign currency exchange or importation of currency;

•	our dependence upon properties primarily in Las Vegas and Macau and, following the opening of Marina Bay Sands, Singapore for all of our cash flow;

•	the expected annualized savings and enhanced operating leverage to be generated from our cost-cutting measures may not be fully realized;

•
our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the purchase and sale agreement for The Shoppes at The Palazzo, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to acts of terrorism;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas and Macau;

•	the popularity of Las Vegas and Macau and, following the opening of Marina Bay Sands, Singapore as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our Macau gaming subconcession and Pennsylvania gaming licence and obtain a Singapore gaming license;

•	the completion of infrastructure projects in Macau and Singapore;

•	increased competition and other planned construction projects in Macau and Singapore; and

•	the outcome of any ongoing and future litigation.
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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Las Vegas and Macau. We regularly evaluate the allowance for doubtful casino accounts. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 57.5% and 31.4% of table games play at our Las Vegas properties and Macau properties, respectively, during the year ended December 31, 2009. Our allowance for doubtful casino accounts was 29.9% and 24.6% of gross casino receivables from customers for the years ended December 31, 2009 and 2008, respectively. As the credit extended to our junkets can be offset by the commissions payable to said junkets, the allowance for doubtful accounts related to receivables from junkets is not material. Our allowance for doubtful accounts from our hotel and other receivables is also not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions in accordance with accounting standards regarding contingencies and include such accruals in other accrued liabilities in the consolidated balance sheets.
Property and Equipment
At December 31, 2009, we had net property and equipment of $13.35 billion, representing 64.9% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.
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
For assets to be held for sale, the fixed assets (the “disposal group”) are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.

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
Indefinite Useful Life Assets
At December 31, 2009, we had a $50.0 million asset related to our Sands Bethlehem gaming license, which was determined to have an indefinite useful life. Assets with indefinite useful lives are not subject to amortization and are tested for impairment annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
The fair value of our Sands Bethlehem gaming license was estimated using our expected adjusted property EBITDAR, combined with estimated future tax-affected cash flows and a terminal value using the Gordon growth methodology, which were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDAR and discounted cash flows are common measures used to value cash-incentive businesses such as casinos. Determining the fair value of the gaming license is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDAR growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon unanticipated changes in macro-economic factors, operating results, or management’s intentions may result in future changes to the fair value of the gaming license.
Stock-Based Compensation
Accounting standards regarding share-based payments require the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on a combination of our historical volatility and the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options and we will continue to use the simplified method beyond December 31, 2009, due to the lack of historical information as allowed under related accounting standards. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s 2004 Equity Award Plan). During the years ended December 31, 2009 and 2008, we recorded stock-based compensation expense of $45.5 million and $53.9 million, respectively. As of December 31, 2009, there was $87.3 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested stock options and there was $0.3 million of unrecognized compensation cost related to unvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 2.5 years and 0.8 years, respectively.
Income Taxes
We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Our U.S. operations are in a cumulative loss position for the three-year period ended December 31, 2009. For purposes of assessing the realization of the U.S. deferred tax assets, we considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. Based on related accounting standards, our cumulative loss position has caused management to conclude that it is more likely than not that its U.S. deferred tax assets will not be fully realized. As such, we recorded a valuation allowance on the net deferred tax assets of our U.S. operations; this valuation allowance was $96.9 million as of December 31, 2009.
Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of our U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable, we will be able to reduce the valuation allowance through earnings.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Our major tax jurisdictions are the U.S., Macau, and Singapore. We are under examination for years after 2004 in the U.S. and are subject to examination for years after 2004 in Macau and Singapore.
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. For interest rate cap agreements, notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2009, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value(1)
	(In millions)
LIABILITIES
Long term debt
Fixed rate	$—	$—	$—	$—	$—	$250.0	$250.0	$224.7
Average interest rate(2)	—%	—%	—%	—%	—%	6.4%	6.4%
Variable rate	$171.6	$1,346.9	$2,234.8	$1,543.2	$3,766.8	$1,688.6	$10,751.9	$9,438.9
Average interest rate(2)	3.0%	4.0%	3.3%	3.5%	2.1%	2.8%	2.9%
ASSETS
Cap Agreements(3)	$—	$0.1	$2.4	$—	$—	$—	$2.5	$2.5

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2009, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $107.9 million.

(3)	As of December 31, 2009, we have twenty four interest rate cap agreements with an aggregate fair value of $2.5 million based on quoted market values from the institutions holding the agreements.
Borrowings under the $5.0 billion senior secured credit facility bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loans bear interest at the alternative base rate plus 0.5% per annum or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively, subject to downward adjustments based upon our credit rating. Borrowings under the Macau credit facility, as amended, bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 4.5% per annum or at an alternative base rate plus 3.5% per annum. Applicable spreads under the Macau revolving facility and the local term loan are subject to a downward adjustment if certain consolidated leverage ratios are satisfied. Borrowings under the Singapore credit facility bear interest at SOR plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.
Foreign currency transaction losses for the year ended December 31, 2009, were $0.7 million primarily due to U.S. denominated debt held in Macau. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2009, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $25.6 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of Las Vegas Sands Corp.
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.
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
/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 26, 2010

LAS VEGAS SANDS CORP.
Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$4,955,416	$3,038,163
Restricted cash	118,641	194,816
Accounts receivable, net	460,766	384,819
Inventories	27,073	28,837
Deferred income taxes, net	26,442	22,971
Prepaid expenses and other	35,336	71,670

Total current assets	5,623,674	3,741,276
Property and equipment, net	13,351,271	11,868,228
Deferred financing costs, net	138,454	158,776
Deferred income taxes, net	22,219	44,189
Leasehold interests in land, net	1,209,820	1,099,938
Other assets, net	226,668	231,706

Total assets	$20,572,106	$17,144,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,695	$71,035
Construction payables	778,771	736,713
Accrued interest payable	18,332	14,750
Other accrued liabilities	786,192	593,295
Current maturities of long-term debt	173,315	114,623

Total current liabilities	1,839,305	1,530,416
Other long-term liabilities	81,959	61,677
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	54,272	57,736
Deferred rent from mall transactions	149,074	150,771
Long-term debt	10,852,147	10,356,115

Total liabilities	13,220,685	12,400,643

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500 (Note 9)	410,834	318,289
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,089,999 and 5,196,300 shares issued and outstanding with warrants to purchase up to 68,166,786 and 86,605,173 shares of common stock	234,607	298,066
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 660,322,749 and 641,839,018 shares issued and outstanding	660	642
Capital in excess of par value	5,770,586	3,090,292
Accumulated other comprehensive income	26,748	17,554
Retained earnings	473,833	1,015,554

Total Las Vegas Sands Corp. stockholders’ equity	6,506,434	4,422,108
Noncontrolling interests	434,153	3,073

Total equity	6,940,587	4,425,181

Total liabilities and equity	$20,572,106	$17,144,113

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues:
Casino	$3,524,798	$3,192,099	$2,250,421
Rooms	657,783	767,129	437,357
Food and beverage	327,699	369,062	238,252
Convention, retail and other	419,164	406,836	178,392

	4,929,444	4,735,126	3,104,422
Less — promotional allowances	(366,339)	(345,180)	(153,855)

Net revenues	4,563,105	4,389,946	2,950,567

Operating expenses:
Casino	2,349,422	2,214,235	1,435,662
Rooms	121,097	154,615	94,219
Food and beverage	165,977	186,551	118,273
Convention, retail and other	240,377	213,351	97,689
Provision for doubtful accounts	103,802	41,865	26,369
General and administrative	526,199	550,529	319,357
Corporate expense	132,098	104,355	94,514
Rental expense	29,899	33,540	31,787
Pre-opening expense	157,731	162,322	189,280
Development expense	533	12,789	9,728
Depreciation and amortization	586,041	506,986	202,557
Impairment loss	169,468	37,568	—
Loss on disposal of assets	9,201	7,577	1,122

	4,591,845	4,226,283	2,620,557

Operating income (loss)	(28,740)	163,663	330,010
Other income (expense):
Interest income	11,122	19,786	72,464
Interest expense, net of amounts capitalized	(321,870)	(421,825)	(244,808)
Other income (expense)	(9,891)	19,492	(8,682)
Loss on modification or early retirement of debt	(23,248)	(9,141)	(10,705)

Income (loss) before income taxes	(372,627)	(228,025)	138,279
Income tax benefit (expense)	3,884	59,700	(21,591)

Net income (loss)	(368,743)	(168,325)	116,688
Net loss attributable to noncontrolling interests	14,264	4,767	—

Net income (loss) attributable to Las Vegas Sands Corp.	(354,479)	(163,558)	116,688
Preferred stock dividends	(93,026)	(13,638)	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(92,545)	(11,568)	—

Net income (loss) attributable to common stockholders	$(540,050)	$(188,764)	$116,688

Basic earnings (loss) per share	$(0.82)	$(0.48)	$0.33

Diluted earnings (loss) per share	$(0.82)	$(0.48)	$0.33

Weighted average shares outstanding:
Basic	656,836,950	392,131,375	354,807,700

Diluted	656,836,950	392,131,375	355,789,619

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP.
Consolidated Statements of Equity and Comprehensive Income (Loss)

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other		Total
	Preferred	Common	Excess of Par	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Value	Income (Loss)	Earnings	Income (Loss)	Interests	Total
				(in thousands)
Balance at January 1, 2007	$—	$354	$990,429	$(580)	$1,084,951		$405	$2,075,559
Net income	—	—	—	—	116,688	116,688	—	116,688
Currency translation adjustment	—	—	—	(1,913)	—	(1,913)	—	(1,913)

Total comprehensive income						114,775		114,775
Exercise of stock options	—	1	30,221	—	—		—	30,222
Tax benefit from stock-based compensation	—	—	7,526	—	—		—	7,526
Stock-based compensation	—	—	36,702	—	—		—	36,702
Contributions from noncontrolling interests	—	—	—	—	—		4,521	4,521
Cumulative effect from adoption of accounting standards regarding uncertainty in income taxes	—	—	—	—	(4,105)		—	(4,105)

Balance at December 31, 2007	—	355	1,064,878	(2,493)	1,197,534		4,926	2,265,200
Net loss	—	—	—	—	(163,558)	(163,558)	(4,767)	(168,325)
Currency translation adjustment	—	—	—	20,047	—	20,047	—	20,047

Total comprehensive loss						(143,511)	(4,767)	(148,278)
Exercise of stock options	—	1	6,833	—	—		—	6,834
Tax benefit from stock-based compensation	—	—	1,117	—	—		—	1,117
Stock-based compensation	—	—	59,643	—	—		—	59,643
Issuance of preferred and common stock and warrants, net of transaction costs	298,066	200	1,482,907	—	—		—	1,781,173
Extinguishment of convertible senior notes	—	86	474,914	—	—		—	475,000
Contributions from noncontrolling interests	—	—	—	—	—		2,914	2,914
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(11,568)		—	(11,568)

Balance at December 31, 2008	298,066	642	3,090,292	17,554	1,015,554		3,073	4,425,181
Net loss	—	—	—	—	(354,479)	(354,479)	(14,264)	(368,743)
Currency translation adjustment	—	—	—	10,906	—	10,906	(602)	10,304

Total comprehensive loss						(343,573)	(14,866)	(358,439)
Exercise of stock options	—	—	51	—	—		—	51
Tax shortfall from stock-based compensation	—	—	(4,965)	—	—		—	(4,965)
Stock-based compensation	—	—	49,054	—	—		—	49,054
Warrants exercised and settled with preferred stock	(63,459)	18	63,441	—	—		—	—
Contributions from noncontrolling interest	—	—	—	—	—		41	41
Deemed contribution from Principal Stockholder	—	—	519	—	—		—	519
Sale of noncontrolling interest, net of transaction costs	—	—	2,572,194	(1,712)	—		445,905	3,016,387
Dividends declared, net of amounts previously accrued	—	—	—	—	(87,843)		—	(87,843)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(92,545)		—	(92,545)

Balance at December 31, 2009	$234,607	$660	$5,770,586	$26,748	$473,833		$434,153	$6,940,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(368,743)	$(168,325)	$116,688
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	586,041	506,986	202,557
Amortization of leasehold interests in land included in rental expense	27,011	26,165	23,439
Amortization of deferred financing costs and original issue discount	30,015	32,844	26,786
Amortization of deferred gain and rent	(5,161)	(5,082)	(4,692)
Deferred rent from mall transaction (Note 12)	—	48,843	—
Loss on modification or early retirement of debt	23,248	9,141	10,705
Impairment and loss on disposal of assets	178,669	45,145	1,122
Stock-based compensation expense	45,545	53,854	33,224
Provision for doubtful accounts	103,802	41,865	26,369
Foreign exchange (gain) loss	(499)	(28,548)	5,317
Excess tax benefits from stock-based compensation	—	(1,112)	(7,112)
Deferred income taxes	(1,339)	(36,242)	(15,554)
Non-cash legal settlement included in corporate expense	30,000	—	—
Non-cash contribution from Principal Stockholder included in corporate expense	519	—	—
Changes in operating assets and liabilities:
Accounts receivable	(178,746)	(238,425)	(39,881)
Inventories	1,759	(8,879)	(7,611)
Prepaid expenses and other	41,994	(95,744)	(115,303)
Leasehold interests in land	(117,314)	(50,156)	(235,235)
Accounts payable	11,388	(28,228)	47,985
Accrued interest payable	3,257	3,260	2,969
Income taxes payable	—	—	(12,825)
Other accrued liabilities	227,167	17,510	301,988

Net cash generated from operating activities	638,613	124,872	360,936

Cash flows from investing activities:
Change in restricted cash	78,630	218,044	556,276
Capital expenditures	(2,092,896)	(3,789,008)	(3,793,703)
Proceeds from disposal of property and equipment	4,203	—	—
Acquisition of gaming license included in other assets	—	—	(50,000)

Net cash used in investing activities	(2,010,063)	(3,570,964)	(3,287,427)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	6,834	30,222
Excess tax benefits from stock-based compensation	—	1,112	7,112
Proceeds from sale of noncontrolling interest, net of transaction costs	2,386,387	—	—
Dividends paid to preferred stockholders	(94,697)	—	—
Proceeds from common stock issued, net of transaction costs	—	1,053,695	—
Proceeds from convertible senior notes from Principal Stockholder’s family	—	475,000	—
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	—	523,720	—
Proceeds from preferred stock and warrants issued, net of transaction costs	—	503,625	—
Proceeds from long-term debt (Note 8)	1,831,528	4,616,201	5,135,076
Repayments of long-term debt (Note 8)	(776,972)	(1,725,908)	(1,775,801)
Proceeds from sale of The Shoppes at The Palazzo (Note 12)	—	243,928	—
Contribution from noncontrolling interest	41	2,914	4,521
Payments of deferred financing costs	(40,365)	(92,968)	(73,744)

Net cash generated from financing activities	3,305,973	5,608,153	3,327,386

Effect of exchange rate on cash	(17,270)	18,952	(11,811)

Increase in cash and cash equivalents	1,917,253	2,181,013	389,084
Cash and cash equivalents at beginning of year	3,038,163	857,150	468,066

Cash and cash equivalents at end of year	$4,955,416	$3,038,163	$857,150

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$287,553	$385,696	$215,053

Cash payments for taxes, net of refunds	$(69,005)	$(15,542)	$60,000

Changes in construction payables	$42,058	$19,172	$388,166

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$3,509	$5,789	$3,478

Property and equipment acquired under capital lease	$25,567	$—	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854	$—

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$92,545	$11,568	$—

Warrants exercised and settled through tendering of preferred stock	$63,459	$—	$—

Exchange of exchangeable bonds for ordinary shares of a subsidiary’s common stock	$600,000	$—	$—

Extinguishment of convertible senior notes from Principal Stockholder’s family	$—	$475,000	$—

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
In November 2009, the Company’s newly formed subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of the Company’s operations in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China), completed an initial public offering by listing its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). Immediately following the SCL Offering and several transactions consummated in connection with such offering (see “— Note 9 — Equity — Noncontrolling Interests”), the Company owned 70.3% of issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008 (see “— Note 12 — Mall Sale — The Shoppes at The Palazzo”).
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
On May 22, 2009, the Company opened the casino component of Sands Bethlehem, which features 3,250 slot machines and several food and beverage offerings, as well as the parking garage and surface parking. Construction activities on the remaining components, which include a 300-room hotel, an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve and when the suspended components are able to be financed. As of December 31, 2009, the Company has capitalized construction costs of $628.6 million for this project (including $31.6 million in outstanding construction payables). The Company expects to spend approximately $45 million on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. In February 2010, the Company submitted a petition to the Pennsylvania Gaming Control Board (the “PaGCB”) seeking a certificate to add table games based on a revision to the Pennsylvania Act in 2010 that authorized table games. If approved by the PaGCB, the Company expects to spend an additional approximately $27 million to add table games, including the $16.5 million license fee. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

Macau
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao offers approximately 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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
The Company opened the Four Seasons Hotel Macao, Cotai StripTM (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartments Macao, Cotai StripTM (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments through various potential methods subject to market conditions and obtaining the relevant government approvals. As of December 31, 2009, the Company has capitalized construction costs of $1.05 billion for the entire project (including $28.0 million in outstanding construction payables). The Company expects to spend approximately $165 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables, as noted above.
Development Projects
Given the challenging conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations, the Company revised its development plan to suspend portions of its development projects and focus its development efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if the Company is unable to obtain sufficient funding such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge. In addition, the Company may be subject to penalties under the termination clauses in its construction contracts or termination rights under its management contracts with certain hotel management companies.
United States Development Project
The Company was constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. As part of its revised development plan, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of December 31, 2009, the Company has capitalized construction costs of $184.8 million for this project (including $4.8 million in outstanding construction payables). The Company expects to spend approximately $10 million on additional costs and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau Development Projects
The Company submitted plans to the Macau government for its other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction on these developments and plans to operate the related gaming areas under the Company’s Macau gaming subconcession.

As part of its revised development plan, the Company is sequencing the construction of its integrated resort development on parcels 5 and 6 due to difficulties in the capital markets and the overall decline in general economic conditions. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space, theater and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the Sheraton hotel tower as well as the remaining retail facilities and the total cost is expected to be approximately $235 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. In connection with receiving commitments for $1.75 billion of project financing in November 2009 (which the Company expects to close in March 2010) to be used together with a portion of the proceeds from the SCL Offering, the Company is recommencing construction of phases I and II and expects that it will take approximately 16 months to complete phase I, an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2009, the Company has capitalized construction costs of $1.73 billion for the entire project (including $138.0 million in outstanding construction payables). The Company’s management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, may represent a default under the respective agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. See “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments.”
The Company had commenced pre-construction on parcels 7, 8 and 3 and has capitalized construction costs of $116.2 million for parcels 7 and 8 and $35.7 million for parcel 3 as of December 31, 2009. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of December 31, 2009, the Company has capitalized an aggregate of $5.82 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to the commitments for project financing, which the Company received for phases I and II of parcels 5 and 6 in November 2009, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macau; however, the land concession grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of its land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. In October 2008, the Macau government amended the Company’s land concession to allow the Company to subdivide parcel 2 into four separate units under Macau’s horizontal property regime, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company with a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The Company believes that if it is not able to complete the development by the revised deadline, it will be able to obtain another extension from the Macau government; however, no assurances can be given that an additional extension will be granted. If the Company is unable to meet the April 2013 deadline and that deadline is not extended, it could lose its land concession for parcel 3, which would prohibit the Company from operating any facilities developed under the land concession for parcel 3. As a result, the Company could forfeit all or a substantial portion of its $35.7 million in capitalized costs, as of December 31, 2009, related to its development on parcel 3.

In November 2009, the Company received the final draft of the land concession agreement from the Macau government for parcels 5 and 6. The Company has formally accepted the terms and conditions of the draft land concession and has made an initial premium payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on December 31, 2009). The land concession will not become effective until the date it is published in Macau’s Official Gazette. Once the land concession becomes effective the Company will be required to make additional land premium and annual rent payments in the amounts and at the times specified in the land concession (See “— Note 6 — Leasehold Interests in Land, Net”). The land concession requires the Company to complete the development of the integrated resort on parcels 5 and 6 within 48 months of the date it is published in Macau’s Official Gazette. If the Company is not able to meet this deadline, it will need to obtain an extension to complete the development on parcels 5 and 6; however, no assurances can be given that such extension will be granted. If the Company is unable to the meet the deadline and that deadline is not extended, the Company could lose its land concession for parcels 5 and 6, which would prohibit the Company from operating any facilities developed under the land concession. As a result, the Company could forfeit all or a substantial part of its $1.73 billion in capitalized costs, as of December 31, 2009, related to its development on parcels 5 and 6.
The Company does not yet have all of the necessary Macau government approvals to develop its planned Cotai Strip developments on parcels 3, 5, 6, 7 and 8. The Company has received a land concession for parcel 3 and will negotiate the land concession for parcels 7 and 8 once the land concession for parcels 5 and 6, as previously noted, is finalized. Based on historical experience with the Macau government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2, 3, 5 and 6, management believes that the land concessions for parcels 7 and 8 will be granted; however, if the Company does not obtain these land concessions, the Company could forfeit all or a substantial part of its $116.2 million in capitalized costs, as of December 31, 2009, related to its developments on parcels 7 and 8.
Singapore Development Project
The Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of December 31, 2009, the Company has capitalized 5.63 billion Singapore dollars (“SGD,” approximately $4.01 billion at exchange rates in effect on December 31, 2009) in costs for this project, including the land premium and SGD 745.3 million (approximately $530.6 million at exchange rates in effect on December 31, 2009) in outstanding construction payables. The Company expects to spend approximately SGD 3.2 billion (approximately $2.3 billion at exchange rates in effect on December 31, 2009) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 2.6 billion (approximately $1.8 billion at exchange rates in effect on December 31, 2009) is expected to be spent in 2010. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on its current development plan, the Company expects to open the Marina Bay Sands on April 27, 2010.
Other Development Projects
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through December 31, 2009, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities (see “— Note 8 — Long-Term Debt”), operating cash flows, proceeds from its recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility and FF&E facility require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly period ended December 31, 2009, and decreases by 0.5x every other quarter until it decreases to, and remains at, 5.0x for all quarterly periods through maturity (commencing with the quarterly period ending March 31, 2011). The Macau credit facility, as amended in August 2009, requires the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly period ended December 31, 2009, and decreases by 0.5x every other quarter until it decreases to, and remains at, 3.0x for all quarterly periods through maturity (commencing with the quarterly period ending March 31, 2011). The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Macau credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. During 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering (see “— Note 8 — Long-Term Debt — Macau Related Debt — Exchangeable Bonds” and “— Note 9 — Equity — Noncontrolling Interests”). A portion of the proceeds from these offerings was used in the U.S. to exercise the EBITDA true-up provision during the quarterly periods ended March 31 and September 30, 2009, and additional proceeds were contributed to LVSLLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the year ended December 31, 2009. Proceeds were also used in Macau to exercise the EBITDA true-up provision during the quarterly period ended June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility in March 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the year ended December 31, 2009. In November 2009, in connection with the SCL Offering, the Company was required to repay and permanently reduce $500.0 million of borrowings under its Macau credit facility.
The Company held unrestricted and restricted cash and cash equivalents of approximately $4.96 billion and $118.6 million, respectively, as of December 31, 2009. The Company believes that the cash on hand, cash flow from operations and available borrowings under its credit facilities will be sufficient to fund its revised development plan and maintain compliance with the financial covenants of its U.S. and Macau credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. Additionally, in connection with receiving proceeds from the proposed $1.75 billion project financing credit facility (which the Company expects to close in March 2010) to be used together with $500.0 million of proceeds from the SCL Offering, the Company is recommencing construction of phases I and II of the Company’s Cotai Strip development on parcels 5 and 6.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. Effective January 1, 2009, the Company adopted the accounting standards for noncontrolling interests and reclassified the equity attributable to its noncontrolling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.
Management’s determination of the appropriate accounting method with respect to the Company’s variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board (“FASB”). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.
The Company has entered into various joint venture agreements with independent third parties; whereby these third parties will operate a variety of restaurants in The Venetian Las Vegas and The Palazzo. Due to the Company’s significant investment in these joint ventures, the operations of these restaurants have been consolidated by the Company in accordance with revised accounting standards. The Company evaluates its investments in joint ventures to assess the appropriateness of their consolidation into the Company when events have occurred that would trigger such an analysis.
As of December 31, 2009 and 2008, the Company’s restaurant joint ventures had total assets of $45.6 million and $56.0 million, respectively, and total liabilities of $34.3 million and $42.8 million, respectively.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.
Accounts Receivable and Credit Risk
Accounts receivable are comprised of casino, hotel and other receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to its junkets in Macau, which receivable can be offset against commissions payable to the respective junkets. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in foreign countries could affect the collectability of receivables from customers and junkets residing in these countries.
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
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with related accounting standards. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers or a discounted cash flow model.
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
With the Company’s continued suspension of certain of its development projects and due to the difficult global economic and credit market environment, the Company tested its assets for impairment as of December 31, 2009. During the year ended December 31, 2009, the Company recognized an impairment loss of $169.5 million, of which $94.0 million related to The Shoppes at The Palazzo, $57.2 million related to the indefinite suspension of a planned expansion of the Sands Expo Center and $15.0 million related to real estate previously utilized in connection with marketing activities in Asia.
Capitalized Interest
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest expense of $65.4 million, $131.2 million and $223.2 million, respectively.
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
As of December 31, 2009, the Company had a $50.0 million asset related to its Sands Bethlehem gaming license, which was determined to have an indefinite useful life and has been recorded within other long-term assets in the accompanying consolidated balance sheets. The fair value of the Company’s gaming license was estimated using the Company’s expected adjusted property EBITDAR (as defined in “—Note 17 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon growth methodology, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. No impairment charges related to this asset were recorded as of December 31, 2009. Adjusted property EBITDAR and discounted cash flows are common measures used to value cash-incentive businesses such as casinos. Determining the fair value of the gaming license is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDAR growth rates, discount rates and future market conditions, among others. Future changes to the Company’s estimates and assumptions based upon unanticipated changes in macro-economic factors, operating results, or management’s intentions may result in future changes to the fair value of the gaming license.
Revenue Recognition and Promotional Allowances
Casino revenue is the aggregate of gaming wins and losses. The commissions rebated directly or indirectly through junkets to customers, cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gross casino revenue. Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer. Convention revenues are recognized when the related service is rendered or the event is held. Minimum rental revenues, adjusted for contractual base rent escalations, are included in convention, retail and other revenue and are recognized on a straight-line basis over the terms of the related lease.

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Rooms	$208,389	$186,704	$71,908
Food and beverage	96,424	101,084	63,805
Convention, retail and other	61,526	57,392	18,142

	$366,339	$345,180	$153,855

The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Rooms	$54,512	$44,158	$15,864
Food and beverage	66,344	70,988	40,622
Convention, retail and other	50,264	42,573	18,325

	$171,120	$157,719	$74,811

Frequent Players Program
The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash, free play and other free goods and services. The Company accrues for club points expected to be redeemed for cash and free play as a reduction to gaming revenue and accrues for club points expected to be redeemed for free goods and services as casino expense. The accruals are based on estimates and assumptions regarding the mix of cash, free play and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals.
Pre-Opening and Development Expenses
The Company accounts for costs incurred in the development and pre-opening phases of new ventures in accordance with accounting standards regarding start-up activities. Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures and are expensed as incurred. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations are $56.7 million, $48.2 million and $34.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Corporate Expenses
Corporate expense represents payroll, travel, professional fees and various other expenses not allocated or directly related to the Company’s integrated resort operations and related ancillary operations.
Foreign Currency
The Company accounts for currency translation in accordance with accounting standards regarding foreign currency translation. Gains or losses from foreign currency remeasurements are included in other income (expense). Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

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
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	656,836,950	392,131,375	354,807,700
Potential dilution from stock options, restricted stock and warrants	—	—	981,919

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	656,836,950	392,131,375	355,789,619

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted earnings (loss) per share	170,731,981	184,840,819	1,097,900

Stock-Based Employee Compensation
The Company accounts for its stock-based employee compensation in accordance with accounting standards regarding share-based payment, which establishes accounting for equity instruments exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s stock-based employee compensation plans are more fully discussed in “— Note 14 — Stock-Based Employee Compensation.”
Income Taxes
The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which it operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The Company’s U.S. operations are in a cumulative loss position for the three-year period ended December 31, 2009. For purposes of assessing the realization of the U.S. deferred tax assets, the Company considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. Based on related accounting standards, the Company’s cumulative loss position has caused management to conclude that it is more likely than not that its U.S. deferred tax assets will not be fully realized. As such, the Company recorded a valuation allowance on its net deferred tax assets of the Company’s U.S. operations; this valuation allowance was $96.9 million as of December 31, 2009.
Management will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period. To the extent that the financial results of U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance through earnings.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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
Recent Accounting Pronouncements
In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, which applies under other authoritative guidance that require or permit fair value measurement; however, it does not require any new fair value measurements. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 11 — Fair Value Measurements” for required disclosure.
In December 2007, the FASB issued revised authoritative guidance for business combinations, which requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of the guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest (previously referred to as minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures regarding the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As required upon the application of this guidance, the prior period noncontrolling interests amounts have been reclassified to conform to the current period presentation; however, such amounts have not changed.
In March 2008, the FASB issued authoritative guidance for derivative and hedging activities, which requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with: an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance also requires several additional quantitative disclosures in the financial statements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of the guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In April 2008, the FASB supplemented its authoritative guidance for intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued guidance. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under previously issued guidance and the period of expected cash flows used to measure the fair value of the asset under the new guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The application of the guidance did not have an effect on the Company’s financial condition, results of operations or cash flows.
In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim reporting periods ending after June 15, 2009. The application of this guidance did not have a material effect on the Company’s financial condition, result of operations or cash flows. See “— Subsequent Events” for required disclosures.
In June 2009, the FASB issued authoritative guidance for VIE’s, which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the application of this guidance will have a material effect on the Company’s financial condition, results of operations or cash flows.
Note 3 — Restricted Cash
As required by the Company’s Singapore credit facility entered into in December 2007 (see “— Note 8 — Long-Term Debt — Singapore Related Debt — Singapore Credit Facility”), proceeds available under this credit facility have been deposited into accounts, invested in cash or cash equivalents, and pledged to a security trustee for the benefit of the Singapore credit facility lenders. This restricted cash amount is being used to fund construction and other operating and development costs of the Marina Bay Sands in accordance with terms specified in the Singapore credit facility. These accounts are subject to a security interest in favor of the lenders under the Singapore credit facility. As of December 31, 2009 and 2008, the restricted cash balance was $88.3 million and $61.9 million, respectively.
As required by the Company’s Macau credit facility entered into in May 2006 (see “— Note 8 — Long-Term Debt — Macau Related Debt — Macau Credit Facility”), certain loan proceeds made available under this facility and certain cash flows generated by the Company’s existing Macau operations are deposited into restricted accounts, invested in cash or cash equivalents, and pledged to the collateral agent as security in favor of the lenders under the Macau credit facility. This restricted cash amount is being used to fund ongoing construction of the Four Seasons Macao and the Company’s other Cotai Strip project costs in accordance with terms specified in the Macau credit facility, as well as to fund interest and principal payments due under the Macau credit facility. As of December 31, 2009 and 2008, the cash balances in the restricted accounts were $17.2 million and $124.1 million, respectively.

Restricted cash also includes $13.1 million and $8.8 million as of December 31, 2009 and 2008, respectively, related to other items. Restricted cash balances classified as current are primarily equivalent to the related construction payables that are also classified as current.
Note 4 — Accounts Receivable, Net
Accounts receivable consists of the following (in thousands):

	At December 31,
	2009	2008
Casino	$438,498	$317,613
Rooms	50,676	64,350
Other	90,292	64,073

	579,466	446,036
Less — allowance for doubtful accounts	(118,700)	(61,217)

	$460,766	$384,819

Note 5 — Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	At December 31,
	2009	2008
Land and improvements	$353,791	$341,927
Building and improvements	6,898,071	6,309,494
Furniture, fixtures, equipment and leasehold improvements	1,703,792	1,547,261
Transportation	403,256	322,194
Construction in progress	5,647,986	4,438,216

	15,006,896	12,959,092
Less — accumulated depreciation and amortization	(1,655,625)	(1,090,864)

	$13,351,271	$11,868,228

Construction in progress consists of the following (in thousands):

	At December 31,
	2009	2008
Marina Bay Sands	$3,119,935	$1,422,795
Other Macau Development Projects (principally Cotai Strip parcels 5 and 6)	1,915,587	1,917,547
Four Seasons Macao (principally the Four Seasons Apartments)	328,300	255,373
Sands Bethlehem	85,159	413,563
The Palazzo and The Shoppes at The Palazzo	529	166,450
Other	198,476	262,488

	$5,647,986	$4,438,216

As of December 31, 2009, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo (see “— Note 12 — Mall Sale — The Shoppes at The Palazzo”); however, the final purchase price will be determined in accordance with the agreement between Venetian Casino Resort, LLC (“VCR”) and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the agreement and subject to certain later audit adjustments. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have effected, and may effect in the future, the calculation of NOI. During the year ended December 31, 2009, the Company learned that one tenant filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code and another tenant has delayed its construction plans, creating a question as to whether the rent of the latter tenant will be included in the NOI calculation. As these tenants leased significant space in The Shoppes at The Palazzo, management adjusted its projection of the ultimate proceeds that the Company will receive to an amount that is below the costs incurred to construct and develop The Shoppes at The Palazzo. Based upon estimates of NOI and capitalization rates, the Company recognized an impairment loss of $94.0 million during the year ended December 31, 2009. Approximately $291.1 million of property and equipment (net of $20.2 million of accumulated depreciation), which was sold to GGP, is included in the consolidated balance sheet as of December 31, 2009. The Company will continue to review the Chapter 11 Cases and the projected financial performance of the tenants to be included in the NOI calculation, and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company may be required to record further impairment charges in the future depending on changes in the projections. Based on GGP’s current financial condition, there can be no assurance that GGP will make its future periodic payments.

The $198.5 million of other construction in progress consists primarily of the construction of the St. Regis Residences and other projects in Las Vegas and at The Venetian Macao. During the year ended December 31, 2009, the Company recognized an impairment loss of $57.2 million and $15.0 million on capitalized costs, which were included in other construction in progress, related to the indefinite suspension of a planned expansion of the Sands Expo Center and certain real estate that was previously utilized in connection with marketing activities in Asia, respectively.
The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its Macau mall operations was $385.7 million and $47.9 million, respectively, as of December 31, 2009. The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its Macau mall operations was $272.0 million and $20.3 million, respectively, as of December 31, 2008. The cost and accumulated depreciation of property and equipment that the Company is leasing under a capital lease arrangement is $25.6 million and $0.9 million, respectively, as of December 31, 2009.
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
Note 6 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following (in thousands):

	At December 31,
	2009	2008
Marina Bay Sands	$880,175	$859,275
Sands Macao	27,318	27,334
The Venetian Macao (parcel 1)	169,568	167,917
Four Seasons Macao (parcel 2)	71,745	58,273
Parcel 3	58,308	43,935
Parcels 5 and 6	87,639	—

	1,294,753	1,156,734
Less — accumulated amortization	(84,933)	(56,796)

	$1,209,820	$1,099,938

The Company amortizes the leasehold interests in land for Marina Bay Sands, Sands Macao and its parcels on the Cotai Strip on a straight-line basis over the expected term of the leases at approximately $14.7 million, $1.1 million and $18.6 million, respectively, annually at exchange rates in effect on December 31, 2009.
During the year ended December 31, 2009, the Company made payments of 100.8 million patacas and 113.2 million patacas (approximately $12.6 million and $14.2 million, respectively, at exchange rates in effect on December 31, 2009) for partial payments of the land premium for parcels 2 and 3, respectively. As construction is still in progress on parcels 2 and 3, the balance will either be due upon the completion of the integrated resorts on these parcels (with the Four Seasons Apartments expected to be completed during 2010) or will be payable through the remaining two of seven equal semi-annual payments, bearing interest at 5.0% per annum.
In November 2009, the Company made an initial payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on December 31, 2009) upon formal acceptance of the final draft of the land concession agreement for parcels 5 and 6 from the Macau government. The remaining land premium payments aggregating a total of 1.17 billion patacas (approximately $146.5 million at exchange rates in effect on December 31, 2009), will accrue interest at the rate of 5% per annum and will be payable in seven semi-annual installments in the amount of 184.3 million patacas each (approximately $23.1 million at exchange rates in effect on December 31, 2009). The first installment payment will be due on the six month anniversary of the date the land concession becomes effective (the date the land concession is published in Macau’s Official Gazette, which is currently expected to occur in the first quarter of 2010).

In addition to the land premium payments for the Macau leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macau government. As of December 31, 2009, the Company was obligated under its land concessions to make future premium and rental payments as follows (in thousands):

2010	$55,599
2011	49,609
2012	49,609
2013	49,891
2014	4,896
Thereafter	96,931

$306,535

Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	At December 31,
	2009	2008
Outstanding gaming chips and tokens	$237,557	$143,951
Taxes and licenses	162,816	133,921
Other accruals	156,887	119,654
Customer deposits	115,232	111,191
Payroll and related	113,700	84,578

	$786,192	$593,295

Note 8 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	At December 31,
	2009	2008
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,925,000	$2,955,000
Senior Secured Credit Facility — Delayed Draw I	591,000	597,000
Senior Secured Credit Facility — Delayed Draw II	396,000	400,000
Senior Secured Credit Facility — Revolving	775,860	775,860
6.375% Senior Notes (net of original issue discount of $1,164 and $1,392, respectively)	248,836	248,608
FF&E Facility	108,550	141,950
Airplane Financings	82,110	85,797
HVAC Equipment Lease	24,717	—
Other	4,778	5,765
Macau Related:
Macau Credit Facility — Term B	1,501,789	1,800,000
Macau Credit Facility — Term B Delayed	584,029	700,000
Macau Credit Facility — Revolving	479,640	695,299
Macau Credit Facility — Local Term	67,697	100,589
Ferry Financing	210,762	218,564
Other	11,016	11,054
Singapore Related:
Singapore Credit Facility — A and B	3,013,678	1,735,252

	11,025,462	10,470,738
Less — current maturities	(173,315)	(114,623)

Total long-term debt	$10,852,147	$10,356,115

Corporate and U.S. Related Debt
Senior Secured Credit Facility
In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which consists of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term B loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term B loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million may be drawn on a swingline basis (the “Revolving Facility”). On April 15, 2009, the Company amended its Senior Secured Credit Facility to allow the Company to repurchase up to $800.0 million in aggregate stated principal amount of term loans on or prior to September 30, 2010. The amendment provides that any term loans purchased by the Company shall be immediately forgiven and cancelled. As of December 31, 2009, the Company had fully drawn the Delayed Draw I and II Facilities and had $115.3 million of available borrowing capacity under the Revolving Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
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
The Term B Facility and the Delayed Draw I Facility mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $7.5 million, which began on September 30, 2007, followed by a balloon payment of $2.80 billion due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $1.5 million, which began on September 30, 2008, followed by a balloon payment of $565.5 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $1.0 million, which began on March 31, 2009, followed by a balloon payment of $383.0 million due on May 23, 2013. The Revolving Facility matures on May 23, 2012, and has no interim amortization payments.
Borrowings under the Senior Secured Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively (set at 1.8% and 2.0% as of December 31, 2009, respectively). These spreads will be reduced by 0.25% per annum if the Company’s “corporate rating” (as defined in the Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group (“S&P”), subject to certain additional conditions. The spread for the Revolving Facility will be further reduced by 0.25% per annum if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the Senior Secured Credit Facility was 2.1% and 5.2% during the years ended December 31, 2009 and 2008, respectively.
The Company pays a commitment fee of 0.375% per annum on the undrawn amounts under the Revolving Facility, which will be reduced by 0.125% per annum if certain ratings are achieved, subject to certain additional conditions. The Company also paid a commitment fee equal to 0.75% per annum and 0.5% per annum on the undrawn amounts under the Delayed Draw I and II Facilities, respectively.
The Company entered into an interest rate cap agreement in August 2007 with a notional amount of $1.64 billion, which expired on May 31, 2009. The provisions of this interest rate cap agreement entitled the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeded the strike rate of 6.75%. There was no net effect on interest expense as a result of the interest rate cap agreement for the years ended December 31, 2009, 2008 and 2007.
The Senior Secured Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The Senior Secured Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, minimum ratios of Adjusted EBITDA to interest expense and maximum ratios of net debt outstanding to Adjusted EBITDA. The Senior Secured Credit Facility also contains conditions and events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion. As of December 31, 2009, approximately $5.01 billion of net assets of LVSLLC were restricted from being distributed under the terms of the Senior Secured Credit Facility.

A portion of the proceeds of the Term B Facility was used to refinance the prior senior secured credit facility, repay the construction loan related to The Shoppes at The Palazzo and the Sands Expo Center mortgage loan, pay for certain construction and development related expenses incurred in connection with The Palazzo, and for fees and expenses related to the Senior Secured Credit Facility. The Company incurred a charge of approximately $10.7 million for loss on early retirement of debt during the year ended December 31, 2007, as a result of refinancing the facility.
Senior Notes
On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% senior notes due 2015 with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. In June 2005, the senior notes were exchanged for substantially similar senior notes (the “Senior Notes”), which have been registered under the federal securities laws. The Senior Notes will mature on February 15, 2015. LVSC had the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010, at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline ratably over time. The Senior Notes are senior obligations of LVSC. In connection with entering into the Senior Secured Credit Facility, the Senior Notes, which are jointly and severally guaranteed by certain of LVSC’s domestic subsidiaries, including LVSLLC and Venetian Casino Resort, LLC (“VCR”), were collateralized on an equal and ratable basis with obligations under the Senior Secured Credit Facility by the assets of LVSLLC and the Guarantors. The indenture governing the Senior Notes contains covenants that, subject to certain exceptions and conditions, limit the ability of LVSC and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets.
FF&E Facility
In December 2006, certain of the Company’s subsidiaries, including LVSLLC and VCR, entered into an FF&E credit facility agreement with a group of lenders and General Electric Capital Corporation as administrative agent to provide up to $142.9 million to finance or refinance the acquisition of certain FF&E located in The Venetian Las Vegas and The Palazzo. The facility consisted of a $7.9 million funded term loan which proceeds refinanced a prior FF&E loan and a $135.0 million delayed draw term loan. In August 2007, the parties to this facility entered into an amended and restated FF&E credit and guarantee agreement (the “FF&E Facility”) which, among other things, increased the overall size of the delayed draw term loan facility to $167.0 million, repaid the funded term loan under the previous facility and conformed the affirmative and negative covenants and events of default to those set forth in the Senior Secured Credit Facility. As of December 31, 2009, the Company had fully drawn the delayed draw term loan.
The FF&E Facility is collateralized by the FF&E financed and/or refinanced with the proceeds of the FF&E Facility, and is guaranteed by the Guarantors under the Senior Secured Credit Facility.
The delayed draw term loan matures in June 2011. On July 1, 2008 the Company was required to begin make quarterly installment principal payments of $8.4 million, which was the amount equal to 5.0% of the aggregate principal amount of the delayed draw term loan outstanding on July 1, 2008, with the remainder due in four equal quarterly installments ending on the maturity date. The FF&E Facility also requires the Company to make mandatory prepayments of the delayed draw term loan under certain specified circumstances.
Borrowings under the FF&E Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at a base rate, plus an applicable margin. The initial applicable margin is 1.0% per annum for loans accruing interest at the base rate, and 2.0% per annum for loans accruing interest at the adjusted Eurodollar rate (set at 2.3% as of December 31, 2009). The applicable margins may be reduced by 0.25% per annum under certain circumstances similar to those set forth in the Senior Secured Credit Facility. The Company also paid a commitment fee of 0.50% per annum on the undrawn amount of the term delayed draw loan. The weighted average interest rate on the FF&E Facility was 2.4% and 5.5% during the years ended December 31, 2009 and 2008, respectively.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 1.8% as of December 31, 2009). The amortizing notes, totaling $28.8 million, are subject to quarterly amortization payments of $0.7 million, which began June 1, 2007. The balloon notes, totaling $43.2 million, mature on March 1, 2017 and have no interim amortization payments. The weighted average interest rate on the notes was 2.5% and 4.8% during the years ended December 31, 2009 and 2008, respectively.

In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 1.5% as of December 31, 2009). The $8.1 million amortizing note is subject to quarterly amortization payments of $0.2 million, which began June 30, 2007. The $12.2 million balloon note matures on March 31, 2017 and has no interim amortization payments. The weighted average interest rate on the notes was 2.2% and 4.9% during the years ended December 31, 2009 and 2008, respectively.
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
Convertible Senior Notes
In September 2008, the Company sold to the Principal Stockholder’s family, in a private placement transaction, $475.0 million of its 6.5% convertible senior notes due 2013 (the “Convertible Senior Notes”). The Convertible Senior Notes were subject to quarterly interest payments, commencing January 1, 2009, and would mature on October 1, 2013, unless earlier converted or repurchased by the Company. The initial conversion rate was 20.141 shares of common stock per $1,000 principal amount (equivalent to a conversion price of approximately $49.65 per share of common stock), subject to adjustment under certain circumstances. Following any fundamental change, as defined in the agreement, that occurs prior to the maturity date, the Company would be required to make an offer to purchase the Convertible Senior Notes. The Principal Stockholder’s family was granted pre-emptive rights with respect to any future proposed issuance or sale by the Company of equity interests (including convertible or exchangeable securities), pursuant to which they would be able to purchase a portion of the offered equity interests based on their fully diluted common stock ownership in the Company.
In November 2008, concurrent with the Company’s issuance of common and preferred stock and warrants (see “— Note 9 — Equity”), the Convertible Senior Notes were retired and the conversion feature was utilized to acquire 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share (a conversion rate of approximately 181.818 shares per $1,000 principal amount). As a result, the Company incurred a charge of approximately $5.1 million for loss on early retirement of the notes as of December 31, 2008. Additionally, the Company paid interest to the Principal Stockholder’s family of $3.7 million for the period the Convertible Senior Notes were outstanding.
Macau Related Debt
Macau Credit Facility
On May 25, 2006, two subsidiaries of the Company, VML US Finance, LLC (the “Borrower”) and Venetian Macau Limited (“VML”), as guarantor, entered into a credit agreement (the “Macau Credit Facility”). The Macau Credit Facility originally consisted of a $1.2 billion funded term B loan (the “Macau Term B Facility”), a $700.0 million delayed draw term B loan (the “Macau Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “Macau Local Term Facility”) and a $500.0 million revolving credit facility (the “Macau Revolving Facility”). In March 2007, the Macau Credit Facility was amended to expand the use of proceeds and remove certain restrictive covenants. In April 2007, the lenders of the Macau Credit Facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and the Borrower exercised its rights under the Macau Credit Facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded Macau Term B Facility by $600.0 million, the Macau Revolving Facility by $200.0 million, and the total Macau Credit Facility to $3.3 billion. On August 12, 2009, the Macau Credit Facility was amended to, among other things, allow for the SCL Offering and modify certain financial covenants and definitions, including increasing the maximum leverage ratio for the quarterly periods through the end of 2010 (see “— Note 1 — Organization and Business of Company — Development Financing Strategy”). As part of the amendment, the credit spread increased by 325 basis points with borrowings bearing interest, at the Company’s option, at either an adjusted Eurodollar rate

(or, in the case of the local term loan, adjusted Hong Kong Inter-Bank Offered Rate (“HIBOR”)) or at an alternate base rate, plus a spread of 5.5% per annum or 4.5% per annum, respectively. In November 2009, in connection with the SCL Offering, the Company was required to repay and permanently reduce $500.0 million of term loan and revolving borrowings, on a pro rata basis, under the Macau Credit Facility. In conjunction with the $500.0 million repayment, the credit spread was reduced by 100 basis points (set at 4.6% for the Macau Local Term Facility and 4.8% for the remainder of the Macau Credit Facility as of December 31, 2009). As a result of this repayment and the August amendment, the Company recorded a charge of $6.1 million during the year ended December 31, 2009, for loss on modification or early retirement of debt. Credit spreads under the Macau Local Term Facility and the Macau Revolving Facility are subject to downward adjustments if certain consolidated leverage ratios are achieved. As of December 31, 2009, the Company had $120.4 million of available borrowing capacity under the Macau Revolving Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
The indebtedness under the Macau Credit Facility is guaranteed by VML, Venetian Cotai Limited and certain of the Company’s other foreign subsidiaries (the “Macau Guarantors”). The obligations under the Macau Credit Facility and the guarantees of the Macau Guarantors are collateralized by a first-priority security interest in substantially all of the Borrower’s and the Macau Guarantors’ assets, other than (1) capital stock of the Borrower and the Macau Guarantors, (2) assets that secure permitted furniture, fixtures and equipment financings, (3) VML’s gaming subconcession contract and (4) certain other excluded assets.
The Macau Revolving Facility and the Macau Local Term Facility mature on May 25, 2011. The Macau Term B Delayed Draw Facility and the Macau Term B Facility mature on May 25, 2012 and 2013, respectively. The Macau Term B Delayed Draw and the Macau Term B Facility are subject to nominal quarterly amortization payments of $1.8 million and $4.5 million, respectively, for the first five and six years, respectively, which commenced in June 2009, with the remainder of the loans payable in four equal quarterly installments in the last year immediately preceding their maturity dates. The Macau Local Term Facility is subject to quarterly amortization payments of $6.3 million, which commenced in June 2009, with the remainder of the loan payable in four equal quarterly installments in the last year immediately preceding the maturity date. The Macau Revolving Facility has no interim amortization payments.
The Borrower also pays a standby commitment fee of 0.5% per annum on the undrawn amounts under the Macau Revolving Facility. For the years ended December 31, 2009 and 2008, the weighted average interest rates for the Macau Local Term Facility were 3.6% and 5.1%, respectively, and the weighted average interest rates for the remainder of the Macau Credit Facility were 3.9% and 5.8%, respectively.
To meet the requirements of the Macau Credit Facility, the Company entered into four interest rate cap agreements in September 2006, May 2007, October 2007 and September 2008 with notional amounts of $1.0 billion, $325.0 million, $165.0 million and $160.0 million, respectively, all of which expired on September 21, 2009. The provisions of the interest rate cap agreements entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.75%. The Company entered into an additional interest rate cap agreement in September 2009 with a notional amount of $1.59 billion, which expires in September 2012. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 9.5%. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2009, 2008 and 2007.
The Macau Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The Macau Credit Facility also requires the Borrower and the Macau Guarantors to comply with financial covenants, including, but not limited to, generating a minimum Adjusted EBITDA for a period of time and, thereafter, ratios of Adjusted EBITDA to interest expense and total indebtedness to Adjusted EBITDA, as well as maximum annual capital expenditures. The Macau Credit Facility also contains events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion.
Ferry Financing
In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $155.9 million at exchange rates in effect on December 31, 2009) secured credit facility, which was available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the progress payments made on the ferries and to finance the completion of the remaining ferries. The facility is collateralized by the ferries and is guaranteed by VML.

In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.4 million at exchange rates in effect on December 31, 2009), which the Company has fully drawn as of December 31, 2009. The proceeds from this supplemental facility were used to reimburse the Company for cash spent to date on the progress payments made on four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility is collateralized by the additional ferries and is guaranteed by VML.
On August 20, 2009, the ferry financing facility was amended to, among other things, allow for the SCL Offering and remove the requirement to comply with all financial covenants. The facility, as amended, now matures in December 2015 and is subject to 26 quarterly payments of HKD 68.1 million (approximately $8.8 million at exchange rates in effect on December 31, 2009), which commenced in October 2009.
As part of the amendment, the credit spread increased by 50 basis points to 2.5% per annum for borrowings made in Hong Kong Dollars and accruing interest at HIBOR (set at 2.6% as of December 31, 2009) or 2.5% per annum for borrowings made in U.S. Dollars and accruing interest at LIBOR. All borrowings under the facility, which was fully drawn as of December 31, 2009, were made in Hong Kong dollars. The weighted average interest rate for the facility was 2.4% and 4.7% for the years ended December 31, 2009 and 2008, respectively.
Exchangeable Bonds
In September 2009, the Company completed a $600.0 million exchangeable bond offering due 2014 (the “Exchangeable Bonds”). The Exchangeable Bonds were subject to semi-annual interest payments, commencing on March 2010 and would mature on September 2014, unless earlier redeemed, exchanged, or purchased and cancelled.
The Exchangeable Bonds were redeemable at the option of the Company together with accrued and unpaid interest to the date of redemption, at any time beginning 30 days after the closing date and ending the day prior to the maturity date. Had the Exchangeable Bonds been redeemed at the option of the Company, it would have been required to issue warrants (the “Bond Warrants”) to the bondholders to purchase such number of common shares the bondholders would have been otherwise entitled to receive upon mandatory and automatic exchange of the Exchangeable Bonds upon any offering. In addition, any bondholder could have, during the period not less than 30 days nor more than 60 days prior to September 4, 2012, required the Company to redeem all or a portion of the Exchangeable Bonds held by such bondholder at 100% of the principal amount of the Exchangeable Bonds, together with all accrued and unpaid interest to the date of redemption; provided that any bondholders who exercised this redemption right would not be entitled to any Bond Warrants in connection with such redemption.
In November 2009, concurrent with the SCL Offering (see “— Note 9 — Equity — Noncontrolling Interests”), the Exchangeable Bonds were mandatorily and automatically exchanged into 497,865,084 ordinary shares of SCL. The Company incurred a charge of approximately $17.1 million for loss on early retirement of debt during the year ended December 31, 2009, as a result of exchanging the bonds.
Singapore Related Debt
MBS entered into the Singapore bridge facility in August 2006 to pay the land premium to the STB under the Development Agreement and to commence construction of Marina Bay Sands. As the facility would mature in August 2008, the Company entered into the Singapore credit facility in December 2007. Upon closing in January 2008, a portion of the borrowings under the Singapore credit facility, as well as contributions made by the Company to MBS, were used to repay the outstanding balances on the Singapore bridge facility, and to pay fees, costs and expenses related to entering into the Singapore credit facility agreement. The Company incurred a charge of approximately $4.0 million for loss on early retirement of debt during the year ended December 31, 2008, as a result of refinancing the Singapore bridge facility.
Singapore Credit Facility
In December 2007, MBS signed a credit facility agreement (the “Singapore Credit Facility”) providing for a SGD 2.0 billion (approximately $1.42 billion at exchange rates in effect on December 31, 2009) term loan (“Singapore Credit Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $1.96 billion at exchange rates in effect on December 31, 2009) term loan (“Singapore Credit Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $137.1 million at exchange rates in effect on December 31, 2009) banker’s guarantee facility (“Singapore Credit Facility C”) to provide the bankers guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $356.0 million at exchange rates in effect on December 31, 2009) revolving credit facility (“Singapore Credit Facility D”) that is available until February 28, 2015. As of December 31, 2009, the Company has SGD 867.2 million (approximately $617.4 million at exchange rates in effect on December 31, 2009) available for borrowing, net of outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers Finance Asia Pte. Ltd., under the Singapore Credit Facility.

The indebtedness under the Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.
The Singapore Credit Facility matures on March 31, 2015, with MBS required to repay or prepay the Singapore Credit Facility under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $89.0 million at exchange rates in effect on December 31, 2009) per quarter. In addition, commencing at the end of the third full quarter of operations of the Marina Bay Sands, MBS is required to further prepay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Credit Facility).
Borrowings under the Singapore Credit Facility bear interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 2.25% per annum (set at 2.8% to 2.9% as of December 31, 2009). MBS pays a standby interest fee of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Credit Facility B and Facility D, respectively. MBS pays a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Credit Facility for the period during which any banker’s guarantees are outstanding. The weighted average interest rate for the Singapore Credit Facility was 2.8% and 3.7% during the years ended December 31, 2009 and 2008, respectively.
To meet the requirements of the Singapore Credit Facility, the Company entered into nine interest rate cap agreements in 2008, with a combined notional amount of $1.41 billion, all of which have three-year terms and expire between June and December 2011. During 2009, the Company entered into fourteen additional interest rate cap agreements, with a combined notional amount of $850.0 million, all of which have three-year terms and expire between March and December 2012. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 4.0% to 5.0%) as stated in such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2009 and 2008.
The Singapore Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The Singapore Credit Facility also requires MBS to comply with financial covenants as of the end of the first full quarter beginning not less than 183 days after the commencement of operations of the Marina Bay Sands, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense, minimum Adjusted EBITDA requirements and positive net worth requirement. The Singapore Credit Facility also contains events of default customary for such financings.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and HVAC Equipment lease obligation are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Proceeds from Singapore Credit Facility	$1,221,644	$1,730,515	$339,788
Proceeds from Senior Secured Credit Facility	—	2,075,860	3,000,000
Proceeds from Macau Credit Facility	—	444,299	1,551,000
Proceeds from Exchangeable Bonds	600,000	—	—
Proceeds from Ferry Financing	9,884	218,564	—
Proceeds from FF&E Facility and Other Long-Term Debt	—	146,963	244,288

	$1,831,528	$4,616,201	$5,135,076

Repayments on Macau Credit Facility	$(662,552)	$—	$—
Repayments on Senior Secured Credit Facility	(40,000)	(333,000)	(15,000)
Repayments on Singapore Credit Facility	(17,762)	—	—
Repayments on FF&E Facility and Other Long-Term Debt	(34,427)	(62,754)	(8,539)
Repayments on Ferry Financing	(17,695)	—	—
Repayments on Airplane Financings	(3,687)	(3,687)	(2,766)
Repayments on HVAC Equipment Lease	(849)	—	—
Repayments on Singapore Bridge Facility	—	(1,326,467)	—
Repayments on Prior Senior Secured Credit Facility	—	—	(1,492,128)
Repayments on The Shoppes at The Palazzo Construction Loan	—	—	(166,500)
Repayments on Sands Expo Center Mortgage Loan	—	—	(90,868)

	$(776,972)	$(1,725,908)	$(1,775,801)

Scheduled Maturities of Long-Term Debt and HVAC Equipment Lease Obligation
Maturities of long-term debt (excluding discounts) and HVAC Equipment lease obligation outstanding at December 31, 2009, are summarized as follows (in thousands):

	HVAC Equipment	Long-term
	Lease Obligation	Debt
2010	$3,505	$171,604
2011	3,336	1,346,928
2012	3,167	2,234,792
2013	2,998	1,543,168
2014	2,828	3,766,773
Thereafter	21,182	1,938,644

	37,016	11,001,909
Less — amount representing interest	(12,299)	—

Total	$24,717	$11,001,909

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt at December 31, 2009, was approximately $9.66 billion, compared to its carrying value of $11.0 billion. At December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $6.31 billion, compared to its carrying value of $10.47 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
Note 9 — Equity
Common Stock
In November 2008, the Company issued, in a public offering, 200,000,000 shares of its common stock at $5.50 per share and received gross proceeds of $1.10 billion ($1.05 billion, net of transaction costs). Concurrent with this issuance, the Principal Stockholder’s family converted $475.0 million of Convertible Senior Notes into 86,363,636 shares of the Company’s common stock.
Preferred Stock and Warrants
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

Under Nevada law, the Company may declare or pay dividends on the Preferred Stock only to the extent by which the total assets exceed the total liabilities and so long as the Company is able to pay its debts as they become due in the usual course of its business. When and if declared by the Company’s Board of Directors, holders of the Preferred Stock are entitled to receive cumulative cash dividends quarterly on each February 15, May 15, August 15 and November 15, which began on February 15, 2009.
Preferred Stock Issued to Public
Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,196,300 shares to the public together with Warrants to purchase up to an aggregate of approximately 86,605,173 shares of its common stock and received gross proceeds of $519.6 million ($503.6 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $298.1 million and $221.5 million, respectively.
During the year ended December 31, 2009, holders of the preferred stock exercised 1,106,301 warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the warrant exercise price.
Preferred Stock Issued to Principal Stockholder’s Family
Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,250,000 shares to the Principal Stockholder’s family together with Warrants to purchase up to an aggregate of approximately 87,500,175 shares of its common stock and received gross proceeds of $525.0 million ($523.7 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $301.1 million and $223.9 million, respectively. The Preferred Stock amount has been recorded as mezzanine equity on the accompanying consolidated balance sheet as the Principal Stockholder and his family have a greater than 50% ownership of the Company and therefore have the potential ability to require the Company to redeem their Preferred Stock beginning November 15, 2011.
As the Preferred Stock issued to the Principal Stockholder’s family is being accounted for as redeemable at the option of the holder, the balance is being accreted to the redemption value of $577.5 million over three years. As of December 31, 2009 and 2008, $6.9 million of accumulated but undeclared dividends was recorded.
A summary of the Company’s Preferred Stock issued its Principal Stockholder’s family for the years ended December 31, 2009 and 2008, is presented below (in thousands, except number of shares):

	Number
	of Shares	Amount
Balance as of January 1, 2008	—	$—
Issuance of preferred stock and warrants to purchase common stock, net of transaction costs	5,250,000	299,867
Accretion to redemption value	—	11,568
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2008	5,250,000	318,289
Accretion to redemption value	—	92,545
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2009	5,250,000	$410,834

Preferred Stock Dividends
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350
October 30, 2009	November 16, 2009	13,125	10,225	23,350

				$94,697

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
Rollfoward of Shares of Common Stock and Preferred Stock Issued to Public
A summary of the outstanding shares of common stock and preferred stock issued to the public is as follows:

	Preferred	Common
	Stock	Stock
Balance as of January 1, 2007	—	354,492,452
Exercise of stock options	—	727,692
Issuance of restricted stock	—	50,926

Balance as of December 31, 2007	—	355,271,070
Exercise of stock options	—	181,862
Issuance of restricted stock	—	26,657
Forfeiture of unvested restricted stock	—	(4,207)
Issuance of preferred and common stock and warrants	5,196,300	200,000,000
Extinguishment of convertible senior notes	—	86,363,636

Balance as of December 31, 2008	5,196,300	641,839,018
Exercise of stock options	—	10,497
Issuance of restricted stock	—	65,513
Forfeiture of unvested restricted stock	—	(30,663)
Warrants exercised and settled with preferred stock	(1,106,301)	18,438,384

Balance as of December 31, 2009	4,089,999	660,322,749

Noncontrolling Interests
In November 2009, the Company completed the SCL Offering, wherein the Company’s newly formed subsidiary, SCL (the direct or indirect owner and operator of the majority of the Company’s Macau operations including Sands Macao, The Venetian Macao, Four Seasons Macao and the ferry operations, and developer of the remaining Cotai Strip integrated resorts), listed its ordinary shares on The Main Board of the SEHK. SCL, through the offering, sold 1,270,000,000 of its ordinary shares to the public and received gross proceeds of $1.70 billion ($1.63 billion, net of transaction costs). Concurrent with the SCL Offering, the Company’s subsidiary and SCL’s direct parent, Venetian Venture Development Intermediate (II) (“VVDI (II)”), sold 600,000,000 of its ordinary shares of SCL to the public and received gross proceeds of $803.6 million ($760.4 million, net of transaction costs). In connection with the SCL Offering, the Company mandatorily and automatically exchanged the $600.0 million in Exchangeable Bonds for 497,865,084 ordinary shares of SCL and issued 22,185,115 ordinary shares of SCL to settle an obligation of the Company (see “— Note 13 — Commitments and Contingencies — Litigation — Litigation Related to Macau Operations”). Immediately following the completion of these transactions, the Company owned 70.3% of issued and outstanding ordinary shares of SCL. The ordinary shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.

Note 10 — Income Taxes
Consolidated income (loss) before taxes and noncontrolling interests for domestic and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(427,664)	$(249,128)	$15,590
Foreign	55,037	21,103	122,689

Total	$(372,627)	$(228,025)	$138,279

The components of the (benefit) expense for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal:
Current	$(5,742)	$(23,985)	$36,850
Deferred	(476)	(34,335)	(15,383)
Foreign:
Current	519	527	295
Deferred	(40)	(52)	(171)
State:
Deferred	1,855	(1,855)	—

Total income tax (benefit) expense.	$(3,884)	$(59,700)	$21,591

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	1.1%	(2.3)%	(20.6)%
Tax exempt income of foreign subsidiary (Macau)	(21.8)%	(23.8)%	(36.6)%
Non-deductible pre-opening expenses of foreign subsidiaries	5.5%	9.1%	11.6%
Change in valuation allowance	44.0%	22.4%	21.2%
Change in tax reserves	3.8%	2.0%	3.0%
Other, net	1.4%	1.4%	2.0%

Effective tax rate	(1.0)%	(26.2)%	15.6%

The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. Had the Company been required to pay income taxes in Macau, consolidated net income (loss) attributable to Las Vegas Sands Corp. would have been reduced by $80.0 million, $46.4 million and $43.9 million, and diluted earnings per share would have been reduced by $0.12 per share for each of the years ended December 31, 2009, 2008 and 2007, respectively.

The primary tax affected components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$270,745	$79,721
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	93,433	93,912
Allowance for doubtful accounts	25,854	18,169
Stock-based compensation	25,199	18,736
Pre-opening expenses	17,918	16,312
Accrued expenses	13,745	12,364
State deferred items	4,812	1,855
Tax credit carryforward	2,520	10,995
Other	14,091	10,644

	468,317	262,708
Less — valuation allowances	(280,007)	(92,819)

Total deferred tax assets	188,310	169,889

Deferred tax liabilities:
Property and equipment	(133,970)	(95,459)
Prepaid expenses	(2,487)	(2,883)
Other	(3,192)	(4,387)

Total deferred tax liabilities	(139,649)	(102,729)

Deferred tax asset, net	$48,661	$67,160

The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2009, the Company has windfall tax benefits of $4.9 million included in its U.S. net operating loss carryforward, but not reflected in deferred tax assets.
The operating loss carryforward for the Company’s U.S. operations was $355.5 million for the year ended December 31, 2009, which will begin to expire in 2028. There was a valuation allowance of $96.9 million as of December 31, 2009, provided on U.S. net operating loss carryforwards and other U.S. deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition. The Company’s general business credits were $2.5 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively, which will begin to expire in 2024. Operating loss carryforwards for the Company’s foreign subsidiaries were $1.3 billion and $643.7 million for the years ended December 31, 2009 and 2008, respectively, which begin to expire in 2010. There are valuation allowances of $183.1 million and $92.8 million, as of December 31, 2009 and 2008, respectively, provided on foreign net operating loss carryforwards and other foreign deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition.
The Company recorded an income tax benefit as a result of the recently enacted Worker, Homeownership and Business Assistance Act of 2009. The Act allows businesses with net operating losses incurred in either 2008 or 2009 to elect to carry back such losses up to five years and also suspends the limits on utilization of alternative minimum tax net operating losses for such years. The benefit resulted from the reversal of the Company’s valuation allowance on its deferred tax asset for its alternative minimum tax credits that can now be monetized under the new law. As a result of the act, the Company expects a refund of $9.0 million. The Company continues to provide a valuation allowance against its other U.S. deferred tax assets.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should the Company change its plans, it would be required to record a significant amount of deferred tax liabilities. For the years ended December 31, 2009 and 2008, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $858.8 million and $840.9 million, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less foreign tax credits applicable to distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.
The Company adopted the accounting standards for uncertainty in income tax on January 1, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008	2007
Balance at the beginning of the year	$32,271	$14,966	$8,552
Additions to tax positions related to prior years	24,184	9,239	2,209
Additions to tax positions related to current year	9,612	8,066	4,205

Balance at the end of the year	$66,067	$32,271	$14,966

As of December 31, 2009, unrecognized tax benefits of $17.2 million were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2009, 2008 and 2007, unrecognized tax benefits of $48.9 million, $32.3 million and $15.0 million, respectively, were recorded in other long-term liabilities.

Included in the balance as of December 31, 2009, 2008 and 2007, are $29.0 million, $14.1 million and $9.8 million respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macau, and Singapore. The Company is under examination for years after 2004 in the U.S. and is subject to examination for years after 2004 in Macau and Singapore.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. The Company had zero interest and approximately $0.7 million of interest accrued as of December 31, 2009 and 2008, respectively. No penalties were accrued for as of December 31, 2009 or 2008. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
Note 11 — Fair Value Measurements
Accounting standards define fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These standards also establish a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table provides the assets carried at fair value (in thousands):

	Total Carrying	Fair Value Measurements as of December 31, 2009 Using:
	Value as of	Quoted Market	Significant Other	Significant
	December 31,	Prices in Active	Observable Inputs	Unobservable Inputs
	2009	Markets (Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$3,499,874	$3,499,874	$—	$—
Interest rate caps(2)	$2,466	$—	$2,466	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
The Company has 24 interest rate cap agreements with an aggregate fair value of approximately $2.5 million, based on quoted market values from the institutions holding the agreements as of December 31, 2009.

Note 12 — Mall Sale
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell The Grand Canal Shoppes and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen spaces on its casino level currently occupied by various tenants to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2009, 2008 and 2007, $1.2 million of this deferred item was amortized and is included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease the Blue Man Group theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. $3.5 million of this deferred item was amortized during each of the years ended December 31, 2009, 2008 and 2007, and was included as an offset to convention, retail and other expense.

As of December 31, 2009, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2010	$8,043
2011	8,043
2012	8,043
2013	8,043
2014	7,725
Thereafter	113,799

$153,696

The Shoppes at The Palazzo
The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. The Company contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement in April 2004, as amended (the “Amended Agreement”). The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the rent and other periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of net operating income up to $38.0 million and 0.08 for every dollar of net operating income above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) are to be made based on projected net operating income for the then upcoming 12 months. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price will be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) and will be based on the previously described formula. For all purchase price and purchase price adjustment calculations, NOI will be calculated by using the “accrual” method of accounting. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. During the year ended December 31, 2009, the Company and GGP agreed to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, until March 2010. See “— Note 5 — Property and Equipment, Net” regarding the $94.0 million impairment charge recognized during the year ended December 31, 2009, on the related assets.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (“The Palazzo Master Lease”). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on the casino level of The Palazzo, currently occupied by various tenants, to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $41.8 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term. An additional $7.0 million of the total proceeds from the mall sale transaction has been deferred as unearned revenues as of December 31, 2009. This balance will increase as additional purchase price proceeds are received.
In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2009, the Company was obligated to make future payments of approximately $0.8 million annually for the five years ended December 31, 2014, and $3.2 million thereafter. Under generally accepted accounting principles, a gain on the sale has not been recorded as the Company has continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price, which will be determined in 2010 as previously described. Therefore, $243.9 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2009, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP. The property sold to GGP will remain as assets of the Company with depreciation continuing to be recorded until the final sales price determination has been made.

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
The Palazzo Construction Litigation
Lido Casino Resort, LLC (“Lido”), formerly a wholly owned subsidiary of the Company and now merged into VCR, and its construction manager, Taylor International Corp., on one side, and Malcolm Drilling Company, Inc. (“Malcolm”), the contractor on The Palazzo project responsible for completing certain foundation work, filed claims against each other in an action filed in 2006 in Clark County District Court. On April 24, 2009, the Company reached a settlement of this matter with Malcolm for approximately $10.6 million, which was paid in May 2009. Of the $10.6 million, $9.9 million has been capitalized as building-related construction costs and $0.7 million has been recorded as interest expense as of and for the year ended December 31, 2009. The Company does not expect to incur any further charges in connection with this matter.
Litigation Relating to Macau Operations
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, LVSI, Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has appealed the verdict to the Nevada Supreme Court and the appeal has been fully briefed by all parties. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post judgment interest.
On January 26, 2006, Clive Basset Jones, Darryl Steven Turok (a/k/a Dax Turok) and Cheong Jose Vai Chi (a/k/a Cliff Cheong), filed an action against LVSC, LVSLLC, Venetian Venture Development, LLC (“Venetian Venture Development”) and various unspecified individuals and companies in the District Court of Clark County, Nevada. The plaintiffs assert breach of an agreement to pay a success fee in an amount equal to 5% of the ownership interest in the entity that owns and operates the Macau gaming subconcession as well as other related claims. On June 3, 2009, the Company reached a settlement of this matter for $42.5 million, of which $12.5 million was paid in June 2009 and the remaining $30.0 million was settled with 22,185,115 ordinary shares of SCL in connection with the SCL Offering in November 2009. The charge has been recorded in corporate expense. The Company does not expect to incur any further charges in connection with this matter.
On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. The plaintiffs’ counsel filed a motion to withdraw from representing the plaintiffs on December 15, 2009, and it was granted by the Magistrate on January 12, 2010. On February 11, 2010, the Magistrate filed a recommendation that the case be dismissed in the court docket. The plaintiffs have until February 28, 2010, to file any objections thereto and, if none are filed, the recommendation for dismissal will come before the District Court for its consideration. Management believes that AAEC’s case against the Company is without merit and intends to defend this matter vigorously.
In January 2008, Hong Kong ferry operator Norte Oeste Expresso Ltd. (“Northwest Express”) filed an administrative action challenging an order from the Chief Executive of the Macau government with respect to the Macau government’s entry into an agreement with CFCL, as defined below, related to the operation of ferry service between Hong Kong and Taipa. The administrative action named the Company’s indirect wholly owned subsidiary, Cotai Ferry Company Limited (“CFCL,” previously named Cotai Waterjets (Macau) Limited), as an interested party. The basis of the legal challenge is that, under Macau law, any concessions or agreements related to the provision of a public service must be awarded through a public tender process. In February 2009, the Court of Second Instance in Macau held that it was unlawful for the Macau government to enter into the ferry agreement with CFCL without engaging in a public tender process, and therefore the ferry agreement with CFCL is void. The Company and the Macau government appealed the decision to the Court of Final Appeal in Macau. On December 30, 2009, the Macau government and CFCL entered into an agreement to terminate the agreement for the operation of ferry service between Hong Kong and Taipa in Macau subject to the condition precedent of a license to operate ferry services being issued to CFCL under new legislation recently enacted by the Macau government related to ferry service operations to and from Macau. A license for the operation of ferry services by CFCL and approval to operate six routes between Macau and Hong Kong, valid for a period of ten years, was issued on January 14, 2010, and therefore, termination of the ferry agreement that was being challenged in Macau courts was effective on that same date. As a result of the new ferry operator license being granted to CFCL and termination of the ferry agreement entered into with Macau government being effective, the Macau Court of Final Instance has now dismissed the administrative action, effective on February 22, 2010, and the matter is now closed.
On October 16, 2009, the Company received a letter from counsel to Far East Consortium International Ltd. (“FEC”) notifying the Company that it may pursue various claims seeking, among other things, monetary damages and an entitlement to an ownership interest in any development projects on parcel 3 in Macau, which the Company will own and operate. The Company believes such claims, which are based on a non-legally binding memorandum of agreement that expired by its terms over three years ago, are frivolous, baseless and without merit. The Company intends to vigorously contest any claims or lawsuits that may be brought by FEC.
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
A motion to dismiss the consolidated amended complaint was filed on April 17, 2009. This motion, and any responses and replies thereto that have been filed were argued on August 27, 2009. The District Court of Clark County entered a decision and order on November 4, 2009, dismissing the plaintiff’s consolidated amended complaint with prejudice. The District Court’s Order was not appealed within the time allotted, as a consequence of which the Court’s decision is binding and final.
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

Macau Concession and Subconcession
On June 26, 2002, the Macau government granted a concession to operate casinos in Macau through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macau and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement which was recognized and approved by the Macau government and allows VML to develop and operate casino projects, including the Sands Macao, The Venetian Macao and the Plaza Casino at the Four Seasons Macao, separately from Galaxy. Beginning on December 26, 2017, the Macau government may redeem the subconcession agreement by providing the Company at least one year prior notice.
Under the subconcession, the Company is obligated to pay to the Macau government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2009). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,559, $18,780 and $125, respectively, at exchange rates in effect on December 31, 2009), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2009). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macau government, a portion of which must be used for promotion of tourism in Macau. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2009, the Company was obligated under its subconcession to make minimum future payments of approximately $32.4 million in each of the next five years and approximately $242.7 million thereafter. These amounts are expected to increase substantially as the Company completes its other Cotai Strip properties.
Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue; however, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if the Company extends credit to its customers in Macau and is unable to collect on the related receivables, the Company must pay taxes on its winnings from these customers even though it was unable to collect on the related receivables. If the laws are not changed, the Company’s business in Macau may not be able to realize the full benefits of extending credit to its customers. Although there are proposals to revise the gaming tax laws in Macau, there can be no assurance that the laws will be changed.
Singapore Development Project
On August 23, 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. As discussed in “— Note 8 — Long-Term Debt — Singapore Related Debt — Singapore Credit Facility,” the Company entered into the SGD 5.44 billion (approximately $3.87 billion at exchange rates in effect on December 31, 2009) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
Operating Leases
The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year. As of December 31, 2009, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2010	$6,996
2011	6,670
2012	6,266
2013	6,071
2014	5,136
Thereafter	117,930

Total minimum payments	$149,069

Expenses incurred under operating lease agreements totaled $18.9 million, $21.5 million and $12.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company is party to other operating lease agreements, which are short-term and variable-rate in nature. Expenses incurred under these operating lease agreements totaled $4.7 million, $1.7 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Other Ventures and Commitments
The Company has entered into employment agreements with eight of its corporate senior executives, with remaining terms of one to three years. As of December 31, 2009, the Company was obligated to make future payments of $9.4 million, $7.0 million and $2.2 million during the years ended December 31, 2010, 2011 and 2012, respectively.
During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2009, the Company was obligated under these agreements to make future payments of approximately $0.6 million for each of the next five years and $6.4 million thereafter.
The Company has entered into agreements with Starwood and Shangri-La to manage hotels and serviced luxury apart-hotel units on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the St. Regis Residences in connection with the sales and marketing of these condominium units. The management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays may represent a default under the agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. In connection with receiving commitments for project financing, as well as completing the SCL Offering, the Company is recommencing construction on parcels 5 and 6 and is negotiating amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines, which the Company expects to finalize by the second quarter of 2010. If negotiations are unsuccessful, Starwood and Shangri-La would have the right to terminate their agreements with the Company, which would result in the Company having to find new managers and brands for these projects. Such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows, including requiring the Company to write-off its $20.0 million investment related to the St. Regis Residences.
Malls at The Venetian Macao and Four Seasons Macao
The Company leases mall space in The Venetian Macao and Four Seasons Macao to various retailers. These leases are non-cancellable operating leases with lease periods that vary from 6 months to 10 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2009, the minimum future rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2009):

2010	$96,201
2011	78,781
2012	58,858
2013	43,520
2014	36,310
Thereafter	130,971

Total minimum future rentals	$444,641

The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $15.0 million, $2.1 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the years ended December 31, 2009 and 2008.
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2009, there were 9,981,102 shares available for grant under the 2004 Plan.
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
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Weighted average volatility	75.8%	36.7%	30.6%
Expected term (in years)	5.2	6.4	6.0
Risk-free rate	2.8%	3.0%	4.5%
Expected dividends	—	—	—
A summary of the status of the Company’s 2004 Plan for the year ended December 31, 2009, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding as of January 1, 2009	10,658,485	$64.30
Granted	8,822,075	5.24
Exercised	(12,750)	5.03
Forfeited	(4,467,202)	44.91

Outstanding as of December 31, 2009	15,000,608	$35.39	8.34	$74,045,682

Exercisable as of December 31, 2009	3,030,598	$61.10	6.78	$260,138

Restricted Stock Awards
A summary of the status of the Company’s unvested restricted shares for the year ended December 31, 2009, is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested as of January 1, 2009	76,986	$69.41
Granted	65,513	7.38
Vested	(47,425)	62.27
Forfeited	(30,663)	55.44

Unvested as of December 31, 2009	64,411	$18.22

As of December 31, 2009, there was $87.3 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested stock options and there was $0.3 million of unrecognized compensation cost related to unvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 2.5 years and 0.8 years, respectively.
The stock-based compensation activity for the 2004 Plan is as follows for the three years ended December 31, 2009 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2009	2008	2007
Compensation expense:
Stock options	$44,544	$50,858	$30,845
Restricted stock	1,001	2,996	2,379

	$45,545	$53,854	$33,224

Income tax benefit recognized in the consolidated statements of operations	$—	$12,860	$8,155

Compensation cost capitalized as part of property and equipment	$3,509	$5,789	$3,478

Stock options granted	8,822	4,973	3,323

Weighted average grant date fair value	$3.52	$26.85	$32.60

Stock options exercised:
Intrinsic value	$139	$8,088	$44,463

Cash received	$64	$6,834	$30,221

Tax benefit realized for tax deductions from stock-based compensation	$—	$1,117	$7,526

Note 15 — Employee Benefit Plans
The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all full-time employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. Given the challenging conditions and their impact on the Company’s U.S. operations, the Company ceased matching contributions for its salaried employees effective April 1, 2009. For the years ended December 31, 2009, 2008 and 2007, the Company’s matching contributions under the savings plan were $4.3 million, $6.2 million and $5.0 million, respectively.
Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the years ended December 31, 2009, 2008 and 2007, VML’s contributions into the provident fund were $4.6 million, $18.4 million and $8.5 million, respectively.
Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. MBS contributes 14.5% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2009, 2008 and 2007, MBS’s contributions into the provident fund were $1.9 million, $1.3 million and $0.4 million, respectively.

Note 16 — Related Party Transactions
The Company paid approximately $5.9 million during the year ended December 31, 2007, for travel-related services to a travel agent and charter tour operator, which is controlled by the Principal Stockholder. An immaterial amount was paid to the travel agent and charter tour operator during the years ended December 31, 2009 and 2008.
During the years ended December 31, 2009 and 2008, the Principal Stockholder purchased certain banquet room and catering goods and services from the Company for approximately $0.6 million and $1.0 million, respectively. No such goods or services were purchased during the year ended December 31, 2007.
The Company purchased hotel guest amenities from a company that is controlled by the Principal Stockholder’s brother. The total amount paid was approximately $1.0 million during the year ended December 31, 2007. No such goods were purchased during the years ended December 31, 2009 and 2008.
During the years ended December 31, 2009, 2008 and 2007, the Company incurred and paid certain expenses totaling $8.1 million, $6.4 million and $2.0 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2009, 2008 and 2007, the Company charged and received from the Principal Stockholder $7.7 million, $8.9 million and $5.3 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.
During the year ended December 31, 2008, the Company sold to the Principal Stockholder’s family, in a private placement transaction, $475.0 million of its Convertible Senior Notes. In November 2008, concurrent with the Company’s issuance of common stock, Preferred Stock and Warrants, the Principal Stockholder’s family exercised the conversion feature of the Convertible Senior Notes for 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share. See “— Note 8 — Long-Term Debt — Corporate and U.S. Related Debt — Convertible Senior Notes” and “— Note 9 — Equity.”
During the year ended December 31, 2008, a subsidiary of the Company performed work at a home owned by Robert G. Goldstein, the Company’s Executive Vice President. Mr. Goldstein believed, and the Company acknowledged, that the work was not performed in an appropriate manner. The matter was referred to an independent expert, who concurred about the quality of the work and concluded that Mr. Goldstein should not be obligated to pay the $0.4 million incurred by the Company for costs and overhead on the job. These findings have been accepted by the Company and Mr. Goldstein.
During the year ended December 31, 2003, the Company purchased the lease interest and assets of Carnevale Coffee Bar, LLC, in which the Principal Stockholder is a partner, for $3.1 million, payable in installments of $0.6 million during 2003, and approximately $0.3 million annually over 10 years, beginning in 2004 through September 1, 2013.

Note 17 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands in Singapore; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes and the St. Regis Residences). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information as of and for the years ended December 31, 2008 and 2007, have been reclassified to conform to the current presentation. The Company’s segment information is as follows as of December 31, 2009, 2008 and 2007, and for the three years ended December 31, 2009 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Revenues
Macau:
The Venetian Macao	$1,990,574	$1,943,196	$650,496
Sands Macao	1,024,268	1,032,100	1,314,733
Four Seasons Macao	260,567	62,536	—
Other Asia	34,179	17,082	1,213
United States:
Las Vegas Operating Properties	1,100,319	1,335,032	984,125
Sands Bethlehem	153,198	—	—

Total net revenues	$4,563,105	$4,389,946	$2,950,567

Adjusted Property EBITDAR(1)
Macau:
The Venetian Macao	$556,547	$499,025	$144,417
Sands Macao	244,925	214,573	373,507
Four Seasons Macao	40,527	7,567	—
Other Asia	(32,610)	(49,465)	(4,250)
United States:
Las Vegas Operating Properties	259,206	392,139	361,076
Sands Bethlehem	17,566	—	—

Total adjusted property EBITDAR	1,086,161	1,063,839	874,750
Other Operating Costs and Expenses
Stock-based compensation expense	(29,930)	(35,039)	(15,752)
Corporate expense	(132,098)	(104,355)	(94,514)
Rental expense	(29,899)	(33,540)	(31,787)
Pre-opening expense	(157,731)	(162,322)	(189,280)
Development expense	(533)	(12,789)	(9,728)
Depreciation and amortization	(586,041)	(506,986)	(202,557)
Impairment loss	(169,468)	(37,568)	—
Loss on disposal of assets	(9,201)	(7,577)	(1,122)

Operating income (loss)	(28,740)	163,663	330,010
Other Non-Operating Costs and Expenses
Interest income	11,122	19,786	72,464
Interest expense, net of amounts capitalized	(321,870)	(421,825)	(244,808)
Other income (expense)	(9,891)	19,492	(8,682)
Loss on modification or early retirement of debt	(23,248)	(9,141)	(10,705)
Income tax benefit (expense)	3,884	59,700	(21,591)
Net loss attributable to noncontrolling interests	14,264	4,767	—

Net income (loss) attributable to Las Vegas Sands Corp.	$(354,479)	$(163,558)	$116,688

(1)
Adjusted property EBITDAR is net income (loss) attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, loss on disposal of assets, impairment loss, rental expense, corporate expense, stock-based compensation expense and net loss attributable to noncontrolling interests. Adjusted property EBITDAR is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Year Ended December 31,
	2009	2008	2007
Capital Expenditures
Corporate and Other	$36,846	$139,650	$104,907
Macau:
The Venetian Macao	17,627	173,744	970,990
Sands Macao	5,887	41,455	120,919
Four Seasons Macao	262,662	570,481	279,157
Other Asia	28,727	103,464	120,319
Other Development Projects	89,377	1,111,326	470,842
United States:
Las Vegas Operating Properties	65,899	577,862	1,320,062
Sands Bethlehem	247,665	307,451	41,927
Singapore	1,338,206	763,575	364,580

Total capital expenditures	$2,092,896	$3,789,008	$3,793,703

	December 31,
	2009	2008	2007
Total Assets
Corporate and Other	$1,849,596	$707,276	$326,049
Macau:
The Venetian Macao	2,888,446	3,060,279	3,059,896
Sands Macao	527,737	592,998	550,479
Four Seasons Macao	1,151,028	973,892	391,506
Other Asia	328,584	347,359	219,951
Other Development Projects	2,034,181	2,015,386	741,801
United States:
Las Vegas Operating Properties	6,893,106	6,562,124	4,139,040
Sands Bethlehem	737,062	475,256	121,507
Singapore	4,162,366	2,409,543	1,916,288

Total assets	$20,572,106	$17,144,113	$11,466,517

	December 31,
	2009	2008	2007
Total Long-Lived Assets
Corporate and Other	$324,268	$321,039	$222,609
Macau:
The Venetian Macao	2,376,685	2,565,707	2,625,273
Sands Macao	355,170	402,613	427,131
Four Seasons Macao	1,047,201	909,297	389,532
Other Asia	276,559	284,559	168,328
Other Development Projects	1,971,058	1,809,647	629,476
United States:
Las Vegas Operating Properties	3,642,405	4,006,564	3,725,812
Sands Bethlehem	610,846	417,588	67,172
Singapore	3,956,899	2,251,152	1,388,890

Total long-lived assets	$14,561,091	$12,968,166	$9,644,223

Note 18 — Condensed Consolidating Financial Information
LVSC is the obligor of the Senior Notes due 2015. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 23, 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC, newly formed subsidiaries, were added in September 2009 as full and unconditional guarantors to the Senior Notes on a joint and several basis, and have been included in the group of subsidiaries that is the Guarantor Subsidiaries as of and for the period ended December 31, 2009. In November 2009, Venetian Venture Development was merged into LVS (Nevada) International Holdings, Inc. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by a third party.
On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $47.0 million (consisting of $291.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $116.4 million (consisting of $360.6 million of property and equipment, offset by $244.2 million of liabilities consisting primarily of deferred proceeds from the sale) as of December 31, 2009 and 2008, respectively, and a net loss (consisting primarily of depreciation expense) of $12.5 million and $7.8 million for the years ended December 31, 2009 and 2008, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.
The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$254,256	$3,033,625	$1,667,535	$—	$4,955,416
Restricted cash	—	6,954	111,687	—	118,641
Intercompany receivables	—	101,485	27,646	(129,131)	—
Accounts receivable, net	727	152,151	309,547	(1,659)	460,766
Inventories	1,906	12,332	12,835	—	27,073
Deferred income taxes, net	—	29,117	1,992	(4,667)	26,442
Prepaid expenses and other	11,410	5,251	18,675	—	35,336

Total current assets	268,299	3,340,915	2,149,917	(135,457)	5,623,674
Property and equipment, net	140,684	3,786,061	9,424,526	—	13,351,271
Investment in subsidiaries	6,897,949	4,773,650	—	(11,671,599)	—
Deferred financing costs, net	1,095	37,850	99,509	—	138,454
Intercompany receivables	34,029	85,725	—	(119,754)	—
Intercompany notes receivable	—	500,518	—	(500,518)	—
Deferred income taxes, net	48,362	—	243	(26,386)	22,219
Leasehold interests in land, net	—	—	1,209,820	—	1,209,820
Other assets, net	2,338	27,555	196,775	—	226,668

Total assets	$7,392,756	$12,552,274	$13,080,790	$(12,453,714)	$20,572,106

Accounts payable	$4,229	$21,353	$58,772	$(1,659)	$82,695
Construction payables	—	9,172	769,599	—	778,771
Intercompany payables	59,029	—	70,102	(129,131)	—
Accrued interest payable	6,074	351	11,907	—	18,332
Other accrued liabilities	6,470	170,706	609,016	—	786,192
Deferred income taxes	4,667	—	—	(4,667)	—
Current maturities of long-term debt	3,688	81,374	88,253	—	173,315

Total current liabilities	84,157	282,956	1,607,649	(135,457)	1,839,305
Other long-term liabilities	48,907	10,621	22,431	—	81,959
Intercompany payables	15,166	—	104,588	(119,754)	—
Intercompany notes payable	—	—	500,518	(500,518)	—
Deferred amounts related to mall transactions	—	447,274	—	—	447,274
Deferred income taxes	—	26,386	—	(26,386)	—
Long-term debt	327,258	4,739,753	5,785,136	—	10,852,147

Total liabilities	475,488	5,506,990	8,020,322	(782,115)	13,220,685

Preferred stock issued to Principal Stockholder’s family	410,834	—	—	—	410,834
Total Las Vegas Sands Corp. stockholders’ equity	6,506,434	7,044,879	4,626,720	(11,671,599)	6,506,434
Noncontrolling interests	—	405	433,748	—	434,153

Total equity	6,506,434	7,045,284	5,060,468	(11,671,599)	6,940,587

Total liabilities and equity	$7,392,756	$12,552,274	$13,080,790	$(12,453,714)	$20,572,106

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$294,563	$2,286,825	$456,775	$—	$3,038,163
Restricted cash	—	6,225	188,591	—	194,816
Intercompany receivables	19,586	16,683	4,843	(41,112)	—
Accounts receivable, net	1,168	146,085	242,270	(4,704)	384,819
Inventories	645	14,776	13,416	—	28,837
Deferred income taxes	1,378	21,446	147	—	22,971
Prepaid expenses and other	45,768	4,577	21,717	(392)	71,670

Total current assets	363,108	2,496,617	927,759	(46,208)	3,741,276
Property and equipment, net	148,543	4,128,835	7,590,850	—	11,868,228
Investment in subsidiaries	4,105,980	1,642,651	—	(5,748,631)	—
Deferred financing costs, net	1,353	47,441	109,982	—	158,776
Intercompany receivables	398,398	1,296,988	—	(1,695,386)	—
Intercompany notes receivable	94,310	86,249	—	(180,559)	—
Deferred income taxes	25,251	18,722	216	—	44,189
Leasehold interests in land, net	—	—	1,099,938	—	1,099,938
Other assets, net	3,677	25,701	202,328	—	231,706

Total assets	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

Accounts payable	$5,004	$34,069	$36,666	$(4,704)	$71,035
Construction payables	—	90,490	646,223	—	736,713
Intercompany payables	16,683	4,843	19,586	(41,112)	—
Accrued interest payable	6,191	758	7,801	—	14,750
Other accrued liabilities	4,943	175,617	412,735	—	593,295
Income taxes payable	—	—	392	(392)	—
Current maturities of long-term debt	3,688	65,049	45,886	—	114,623

Total current liabilities	36,509	370,826	1,169,289	(46,208)	1,530,416
Other long-term liabilities	32,996	8,798	19,883	—	61,677
Intercompany payables	—	—	1,695,386	(1,695,386)	—
Intercompany notes payable	—	—	180,559	(180,559)	—
Deferred amounts related to mall transactions	—	452,435	—	—	452,435
Long-term debt	330,718	4,804,760	5,220,637	—	10,356,115

Total liabilities	400,223	5,636,819	8,285,754	(1,922,153)	12,400,643

Preferred Stock issued to Principal Stockholder’s family	318,289	—	—	—	318,289
Total Las Vegas Sands Corp. Stockholders’ equity	4,422,108	4,105,980	1,642,651	(5,748,631)	4,422,108
Noncontrolling interests	—	405	2,668	—	3,073

Equity	4,422,108	4,106,385	1,645,319	(5,748,631)	4,425,181

Total liabilities and equity	$5,140,620	$9,743,204	$9,931,073	$(7,670,784)	$17,144,113

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$473,176	$3,051,622	$—	$3,524,798
Rooms	—	437,630	220,153	—	657,783
Food and beverage	—	150,588	177,111	—	327,699
Convention, retail and other	—	156,249	278,738	(15,823)	419,164

Total revenues	—	1,217,643	3,727,624	(15,823)	4,929,444
Less — promotional allowances	(722)	(164,495)	(198,308)	(2,814)	(366,339)

Net revenues	(722)	1,053,148	3,529,316	(18,637)	4,563,105

Operating expenses:
Casino	—	286,884	2,064,913	(2,375)	2,349,422
Rooms	—	94,562	26,535	—	121,097
Food and beverage	—	65,793	106,566	(6,382)	165,977
Convention, retail and other	—	73,261	174,120	(7,004)	240,377
Provision for doubtful accounts	—	52,832	50,970	—	103,802
General and administrative	—	241,011	286,303	(1,115)	526,199
Corporate expense	118,940	269	14,642	(1,753)	132,098
Rental expense	—	2,937	26,962	—	29,899
Pre-opening expense	1,067	99	156,573	(8)	157,731
Development expense	432	—	101	—	533
Depreciation and amortization	11,369	230,864	343,808	—	586,041
Impairment loss	—	151,175	18,293	—	169,468
Loss on disposal of assets	—	3,158	6,043	—	9,201

	131,808	1,202,845	3,275,829	(18,637)	4,591,845

Operating income (loss)	(132,530)	(149,697)	253,487	—	(28,740)
Other income (expense):
Interest income	10,331	47,508	657	(47,374)	11,122
Interest expense, net of amounts capitalized	(18,456)	(120,682)	(230,106)	47,374	(321,870)
Other income (expense)	(1)	665	(10,555)	—	(9,891)
Loss on modification or early retirement of debt	—	—	(23,248)	—	(23,248)
Income (loss) from equity investment in subsidiaries	(121,813)	13,629	—	108,184	—

Loss before income taxes	(262,469)	(208,577)	(9,765)	108,184	(372,627)
Income tax benefit (expense)	(92,010)	95,304	590	—	3,884

Net loss	(354,479)	(113,273)	(9,175)	108,184	(368,743)
Net loss attributable to noncontrolling interests	—	—	14,264	—	14,264

Net income (loss) attributable to Las Vegas Sands Corp.	$(354,479)	$(113,273)	$5,089	$108,184	$(354,479)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$522,438	$2,669,661	$—	$3,192,099
Rooms	—	535,797	231,332	—	767,129
Food and beverage	—	195,233	173,829	—	369,062
Convention, retail and other	—	178,866	239,927	(11,957)	406,836

Total revenues	—	1,432,334	3,314,749	(11,957)	4,735,126
Less — promotional allowances	(1,929)	(147,817)	(192,705)	(2,729)	(345,180)

Net revenues	(1,929)	1,284,517	3,122,044	(14,686)	4,389,946

Operating expenses:
Casino	—	316,846	1,899,728	(2,339)	2,214,235
Rooms	—	123,112	31,503	—	154,615
Food and beverage	—	88,948	103,852	(6,249)	186,551
Convention, retail and other	—	87,540	131,227	(5,416)	213,351
Provision for doubtful accounts	—	28,003	13,862	—	41,865
General and administrative	—	266,087	285,124	(682)	550,529
Corporate expense	86,369	834	17,152	—	104,355
Rental expense	—	6,929	26,611	—	33,540
Pre-opening expense	3,722	9,067	149,533	—	162,322
Development expense	2,693	—	10,096	—	12,789
Depreciation and amortization	9,853	223,724	273,409	—	506,986
Impairment loss	13,292	—	24,276	—	37,568
Loss on disposal of assets	—	6,093	1,484	—	7,577

	115,929	1,157,183	2,967,857	(14,686)	4,226,283

Operating income (loss)	(117,858)	127,334	154,187	—	163,663
Other income (expense):
Interest income	8,694	12,047	7,244	(8,199)	19,786
Interest expense, net of amounts capitalized	(24,036)	(213,464)	(192,524)	8,199	(421,825)
Other income (expense)	(35)	(11,795)	31,322	—	19,492
Loss on early retirement of debt	(5,114)	—	(4,027)	—	(9,141)
Income (loss) from equity investment in subsidiaries	(46,114)	3,010	—	43,104	—

Loss before income taxes	(184,463)	(82,868)	(3,798)	43,104	(228,025)
Income tax benefit	20,905	36,754	2,041	—	59,700

Net loss	(163,558)	(46,114)	(1,757)	43,104	(168,325)
Net loss attributable to noncontrolling interests	—	—	4,767	—	4,767

Net income (loss) attributable to Las Vegas Sands Corp.	$(163,558)	$(46,114)	$3,010	$43,104	$(163,558)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$404,255	$1,846,166	$—	$2,250,421
Rooms	—	362,404	74,953	—	437,357
Food and beverage	—	144,745	94,043	(536)	238,252
Convention, retail and other	38,909	126,364	53,791	(40,672)	178,392

Total revenues	38,909	1,037,768	2,068,953	(41,208)	3,104,422
Less — promotional allowances	(1,045)	(75,187)	(77,623)	—	(153,855)

Net revenues	37,864	962,581	1,991,330	(41,208)	2,950,567

Operating expenses:
Casino	—	195,206	1,240,858	(402)	1,435,662
Rooms	—	82,275	11,944	—	94,219
Food and beverage	—	71,573	48,463	(1,763)	118,273
Convention, retail and other	—	64,825	32,864	—	97,689
Provision for doubtful accounts	—	25,126	1,243	—	26,369
General and administrative	—	212,138	146,262	(39,043)	319,357
Corporate expense	91,548	366	2,600	—	94,514
Rental expense	—	8,348	23,439	—	31,787
Pre-opening expense	2,282	23,510	163,488	—	189,280
Development expense	6,030	—	3,698	—	9,728
Depreciation and amortization	6,571	89,571	106,415	—	202,557
Loss on disposal of assets	505	53	564	—	1,122

	106,936	772,991	1,781,838	(41,208)	2,620,557

Operating income (loss)	(69,072)	189,590	209,492	—	330,010
Other income (expense):
Interest income	9,217	41,187	29,150	(7,090)	72,464
Interest expense, net of amounts capitalized	(18,837)	(114,546)	(118,515)	7,090	(244,808)
Other expense	(6)	(1,009)	(7,667)	—	(8,682)
Loss on early retirement of debt	—	(10,332)	(373)	—	(10,705)
Income from equity investment in subsidiaries	188,785	110,975	—	(299,760)	—

Income before income taxes	110,087	215,865	112,087	(299,760)	138,279
Income tax benefit (expense)	6,601	(27,080)	(1,112)	—	(21,591)

Net income	$116,688	$188,785	$110,975	$(299,760)	$116,688

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$22,283	$445	$615,885	$—	$638,613

Cash flows from investing activities:
Change in restricted cash	—	(729)	79,359	—	78,630
Capital expenditures	(3,570)	(99,232)	(1,990,094)	—	(2,092,896)
Proceeds from disposal of property and equipment	60	2,554	1,589	—	4,203
Notes receivable to non-guarantor subsidiaries	(20,000)	(171,671)	—	191,671	—
Intercompany receivable to non-guarantor subsidiaries	(57,000)	—	—	57,000	—
Repayment of receivable from non-guarantor subsidiaries	499,310	898,574	—	(1,397,884)	—
Dividends from Guarantor Subsidiaries	6,580,952	—	—	(6,580,952)	—
Dividends from non-guarantor subsidiaries	—	16,406	—	(16,406)	—
Capital contributions to subsidiaries	(6,964,009)	(224)	—	6,964,233	—

Net cash generated from (used in) investing activities	35,743	645,678	(1,909,146)	(782,338)	(2,010,063)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	—	—	—	51
Proceeds from sale of noncontrolling interest, net of transaction costs	—	—	2,386,387	—	2,386,387
Dividends paid to preferred stockholders	(94,697)	—	—	—	(94,697)
Dividends paid to Las Vegas Sands Corp.	—	(6,580,952)	—	6,580,952	—
Dividends paid to Guarantor Subsidiaries	—	—	(16,406)	16,406	—
Capital contributions received	—	6,758,758	205,475	(6,964,233)	—
Borrowings from Las Vegas Sands Corp.	—	—	77,000	(77,000)	—
Borrowings from Guarantor Subsidiaries	—	—	171,671	(171,671)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(499,310)	499,310	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(898,574)	898,574	—
Proceeds from Singapore credit facility	—	—	1,221,644	—	1,221,644
Proceeds from exchangeable bonds	—	—	600,000	—	600,000
Proceeds from ferry financing	—	—	9,884	—	9,884
Repayments on Macau credit facility	—	—	(662,552)	—	(662,552)
Repayments on senior secured credit facility	—	(40,000)	—	—	(40,000)
Repayments on Singapore credit facility	—	—	(17,762)	—	(17,762)
Repayments on ferry financing	—	—	(17,695)	—	(17,695)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on FF&E facility and other long-term debt	—	(34,249)	(1,027)	—	(35,276)
Contribution from noncontrolling interest	—	—	41	—	41
Payments of deferred financing costs	—	(2,880)	(37,485)	—	(40,365)

Net cash generated from (used in) financing activities	(98,333)	100,677	2,521,291	782,338	3,305,973

Effect of exchange rate on cash	—	—	(17,270)	—	(17,270)

Increase (decrease) in cash and cash equivalents	(40,307)	746,800	1,210,760	—	1,917,253
Cash and cash equivalents at beginning of year	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of year	$254,256	$3,033,625	$1,667,535	$—	$4,955,416

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(34,547)	$116,829	$42,590	$—	$124,872

Cash flows from investing activities:
Change in restricted cash	—	(1,137)	219,181	—	218,044
Capital expenditures	(11,163)	(660,163)	(3,117,682)	—	(3,789,008)
Notes receivable to non-guarantor subsidiaries	(20,000)	(36,185)	—	56,185	—
Intercompany receivable to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivable to non-guarantor subsidiaries	(353,000)	(1,201,285)	—	1,554,285	—
Repayment of receivable from Guarantor Subsidiaries	94,003	—	—	(94,003)	—
Repayment of receivable from non-guarantor subsidiaries	—	34,018	—	(34,018)	—
Dividends from Guarantor Subsidiaries	50,596	—	—	(50,596)	—
Capital contributions to subsidiaries	(2,025,000)	(77,728)	—	2,102,728	—

Net cash used in investing activities	(2,299,564)	(1,942,480)	(2,898,501)	3,569,581	(3,570,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,834	—	—	—	6,834
Excess tax benefits from stock-based compensation	1,112	—	—	—	1,112
Dividends paid to Las Vegas Sands Corp.	—	(50,596)	—	50,596	—
Capital contributions received	—	2,025,000	77,728	(2,102,728)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	373,000	(408,000)	—
Borrowings from Guarantor Subsidiaries	—	—	1,237,470	(1,237,470)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(94,003)	—	94,003	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(34,018)	34,018	—
Proceeds from common stock issued, net of transaction costs	1,053,695	—	—	—	1,053,695
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	523,720	—	—	—	523,720
Proceeds from preferred stock and warrants issued, net of transaction costs	503,625	—	—	—	503,625
Proceeds from issuance of convertible senior notes	475,000	—	—	—	475,000
Proceeds from senior secured credit facility	—	2,075,860	—	—	2,075,860
Proceeds from Singapore credit facility	—	—	1,730,515	—	1,730,515
Proceeds from Macau credit facility	—	—	444,299	—	444,299
Proceeds from ferry financing	—	—	218,564	—	218,564
Proceeds from FF&E facility and other long-term debt	—	105,584	41,379	—	146,963
Repayments on Singapore bridge facility	—	—	(1,326,467)	—	(1,326,467)
Repayments on senior secured credit facility	—	(333,000)	—	—	(333,000)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on FF&E facility and other long-term debt	—	(25,050)	(37,704)	—	(62,754)
Proceeds from sale of The Shoppes at the Palazzo	—	243,928	—	—	243,928
Contribution from noncontrolling interests	—	—	2,914	—	2,914
Payments of deferred financing costs	(5,114)	69	(87,923)	—	(92,968)

Net cash generated from financing activities	2,555,185	3,982,792	2,639,757	(3,569,581)	5,608,153

Effect of exchange rate on cash	—	—	18,952	—	18,952

Increase (decrease) in cash and cash equivalents	221,074	2,157,141	(197,202)	—	2,181,013
Cash and cash equivalents at beginning of year	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of year	$294,563	$2,286,825	$456,775	$—	$3,038,163

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(135,852)	$179,629	$317,159	$—	$360,936

Cash flows from investing activities:
Change in restricted cash	50,076	410,520	95,680	—	556,276
Capital expenditures	(88,016)	(1,081,975)	(2,623,712)	—	(3,793,703)
Acquisition of gaming license included in other assets	—	—	(50,000)	—	(50,000)
Repayment of receivable from Guarantor Subsidiaries	73,715	—	—	(73,715)	—
Repayment of receivable from non-guarantor subsidiaries	125,464	58,521	—	(183,985)	—
Intercompany receivable to Guarantor Subsidiaries	(114,902)	—	—	114,902	—
Intercompany receivable to non-guarantor subsidiaries	(32,338)	(449,886)	—	482,224	—
Capital contributions to subsidiaries	—	(548,088)	—	548,088	—

Net cash generated from (used in) investing activities	13,999	(1,610,908)	(2,578,032)	887,514	(3,287,427)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,222	—	—	—	30,222
Excess tax benefits from stock-based compensation	7,112	—	—	—	7,112
Capital contributions received	—	—	548,088	(548,088)	—
Borrowings from Las Vegas Sands Corp.	—	114,902	32,338	(147,240)	—
Borrowings from Guarantor Subsidiaries	—	—	449,886	(449,886)	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(58,521)	58,521	—
Repayment on borrowings from Las Vegas Sands Corp	—	(73,715)	(125,464)	199,179	—
Proceeds from senior secured credit facility	—	3,062,000	—	—	3,062,000
Proceeds from Macau credit facility	—	—	1,551,000	—	1,551,000
Proceeds from Singapore bridge facility	—	—	339,788	—	339,788
Proceeds from airplane financing	92,250	—	—	—	92,250
Proceeds from construction loan for The Shoppes at The Palazzo	—	—	52,000	—	52,000
Proceeds from FF&E facility and other long-term debt	—	23,834	14,204	—	38,038
Repayment on prior senior secured credit facility	—	(1,492,128)	—	—	(1,492,128)
Repayments on senior secured credit facility	—	(15,000)	—	—	(15,000)
Repayments on construction loan for The Shoppes at The Palazzo	—	—	(166,500)	—	(166,500)
Repayments on Sands Expo Center mortgage loan	—	(90,868)	—	—	(90,868)
Repayments on airplane financing	(2,766)	—	—	—	(2,766)
Repayments on FF&E facility and other long-term debt	—	(7,334)	(1,205)	—	(8,539)
Contribution from noncontrolling interests	—	—	4,521	—	4,521
Payments of deferred financing costs	(576)	(54,874)	(18,294)	—	(73,744)

Net cash generated from financing activities	126,242	1,466,817	2,621,841	(887,514)	3,327,386

Effect of exchange rate on cash	—	—	(11,811)	—	(11,811)

Increase in cash and cash equivalents	4,389	35,538	349,157	—	389,084
Cash and cash equivalents at beginning of year	69,100	94,146	304,820	—	468,066

Cash and cash equivalents at end of year	$73,489	$129,684	$653,977	$—	$857,150

Note 19 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second(2)(3)	Third(4)(5)	Fourth(4)(6)	Total
	(In thousands, except per share data)
2009
Net revenues	$1,079,062	$1,058,700	$1,141,144	$1,284,199	$4,563,105
Operating income (loss)	36,279	(171,345)	62,382	43,944	(28,740)
Net loss	(35,846)	(178,263)	(80,617)	(74,017)	(368,743)
Net loss attributable to Las Vegas Sands Corp.	(34,606)	(175,940)	(76,506)	(67,427)	(354,479)
Net loss attributable to common stockholders	(80,896)	(222,248)	(122,992)	(113,914)	(540,050)
Basic and diluted loss per share	(0.12)	(0.34)	(0.19)	(0.17)	(0.82)
2008
Net revenues	$1,079,023	$1,112,114	$1,105,434	$1,093,375	$4,389,946
Operating income (loss)	96,565	73,282	28,195	(34,379)	163,663
Net loss	(11,234)	(12,994)	(32,491)	(111,606)	(168,325)
Net loss attributable to Las Vegas Sands Corp.	(11,234)	(8,796)	(32,208)	(111,320)	(163,558)
Net loss attributable to common stockholders	(11,234)	(8,796)	(32,208)	(136,526)	(188,764)
Basic and diluted loss per share	(0.03)	(0.02)	(0.09)	(0.27)	(0.48)

(1)
During the first quarter of 2009, the Company incorrectly included $6.8 million of preferred stock dividends in its computation of net loss attributable to common stockholders, which overstated the Company’s basic and diluted loss per share by $0.02, but had no effect on total assets, liabilities, stockholders’ equity, net loss or cash flows. The amount presented reflects the amended calculation of basic and diluted loss per share.

(2)	Sands Bethlehem opened on May 22, 2009.

(3)	During the second quarter of 2009, the Company recorded an impairment loss of $151.2 million and a legal settlement expense of $42.5 million.

(4)	During the third and fourth quarters of 2009, the Company recorded a valuation allowance against its U.S. deferred tax assets of $96.9 million.

(5)	The Four Seasons Macao opened on August 28, 2008.

(6)	During the fourth quarter of 2009, the Company recorded an impairment loss of $18.3 million.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES For the Years
Ended December 31, 2009, 2008 and 2007

		Provision
	Balance at	for	Write-offs,	Balance
	Beginning	Doubtful	net of	at End
Description	of Year	Accounts	Recoveries	of Year
	(In thousands)

Allowance for doubtful accounts:
2007	$35,476	26,369	(28,729)	$33,116

2008	$33,116	41,865	(13,764)	$61,217

2009	$61,217	103,802	(46,319)	$118,700

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year
Deferred income tax asset valuation allowance:
2007	$23,582	22,761	—	$46,343

2008	$46,343	46,476	—	$92,819

2009	$92,819	187,188	—	$280,007

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2009 and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”
Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. — OTHER INFORMATION
None.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 30, 2010 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”
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
(1) List of Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
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

10.3
First Amendment to Credit and Guaranty Agreement, dated as of April 15, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC, certain domestic subsidiaries as guarantors, The Bank of Nova Scotia, as administrative agent for lenders and Goldman Sachs Lending Partners LLC, as sub-agent and auction manager (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 11, 2009).

10.4
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

10.10
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

10.12
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

10.15
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

10.16
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

10.19
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

10.20
Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.21
Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.22
Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.23
Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.24
Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).

Exhibit No.	Description of Document

10.25
First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).

10.26
Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).

10.27
Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333- 118827) dated September 3, 2004).

10.28
Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).

10.29
Employment Agreement, dated as of July 10, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed on August 7, 2009).

10.30
Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.31
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

10.32
Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

10.33*	Letter Agreement, dated January 18, 2010, between Las Vegas Sands Corp. and Kenneth J. Kay.

10.34
Employment Agreement, dated as of March 11, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 11, 2009).

10.35
Amendment to Employment Agreement, effective as of October 1, 2009, between Las Vegas Sands Corp. and Michael Quartieri (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.36
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.37†
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

10.38
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

Exhibit No.	Description of Document

10.40
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.41
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.42
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.43
Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.44
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (Reg. No. 333-118827) dated October 25, 2004).

10.45
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

10.46
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

10.47
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.48
Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).

10.49
Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).

10.50
Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).

10.51
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.52
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.53
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

10.55
Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.56
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

Exhibit No.	Description of Document

10.57
Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.58
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.59
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.60
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.61
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.62
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.63
Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.64
Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.65
Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 14, 2005).

10.66
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.67
Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).

10.68
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

10.69
Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).

10.70
First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.71
First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as disbursement agent and bank agent. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.72
Second Amendment to Credit Agreement, dated as of August 12, 2009, by and among VML US Finance LLC, Venetian Macau Limited and The Bank of Nova Scotia, as administrative agent for the Lenders and the Loan Parties party thereto (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

Exhibit No.	Description of Document

10.73
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

10.74
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

10.75
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.76*	Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD.

10.77
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

10.78	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.79
First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

10.80
Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed August 7, 2009).

10.81
Convertible Note Purchase Agreement, dated as of September 30, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.82
Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

10.83
Amendment to Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

21.1*	Subsidiaries of Las Vegas Sands Corp.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

February 26, 2010	LAS VEGAS SANDS CORP.
/s/ Sheldon G. Adelson
Sheldon G. Adelson,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson	Chairman of the Board, Chief Executive	February 26, 2010

Sheldon G. Adelson	Officer and Director

/s/ Michael A. Leven	President, Chief Operating Officer and Director	February 26, 2010

Michael A. Leven

/s/ Jason N. Ader	Director	February 26, 2010

Jason N. Ader

/s/ Irwin Chafetz	Director	February 26, 2010

Irwin Chafetz

/s/ Charles D. Forman	Director	February 26, 2010

Charles D. Forman

/s/ George P. Koo	Director	February 26, 2010

George P. Koo

/s/ Jeffrey H. Schwartz	Director	February 26, 2010

Jeffrey H. Schwartz

/s/ Irwin A. Siegel	Director	February 26, 2010

Irwin A. Siegel

/s/ Kenneth J. Kay	Senior Vice President and Chief Financial	February 26, 2010

Kenneth J. Kay	Officer

/s/ Michael A. Quartieri	Chief Accounting Officer and Corporate	February 26, 2010

Michael A. Quartieri	Controller

Index to Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).

3.3	Certificate of Designations for Series A 10% Cumulative Perpetual Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

3.4	Operating Agreement of Las Vegas Sands, LLC dated July 28, 2005 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form S-3 filed on November 17, 2008).

3.5	First Amendment to the Operating Agreement of Las Vegas Sands, LLC dated May 23, 2007 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form S-3 filed on November 17, 2008).

4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

4.2	Indenture, dated as of February 10, 2005, by and between Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (the “6.375% Notes Indenture) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 15, 2005).

4.3	Supplemental Indenture to the 6.375% Notes Indenture, dated as of February 22, 2005, by and among Las Vegas Sands, Inc. (n/k/a Las Vegas Sands, LLC), Venetian Casino Resort, LLC, Mall Intermediate Holding Company, LLC, Lido Intermediate Holding Company, LLC, Lido Casino Resort, LLC, (which was merged into Venetian Casino Resort, LLC in March 2007), Venetian Venture Development, LLC, Venetian Operating Company, LLC (which was merged into Venetian Casino Resort, LLC in March 2006), Venetian Marketing, Inc. and Venetian Transport, LLC, as guarantors, Las Vegas Sands Corp., as issuer and U.S. Bank National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2005).

4.4	Second Supplemental Indenture to the 6.375% Notes Indenture, dated as of May 23, 2007, by and among Interface Group Nevada, Inc., Lido Casino Resort Holding Company, LLC, Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, Sands Pennsylvania, Inc. and Palazzo Condo Tower, LLC, as guaranteeing subsidiaries, the guarantors party to the first supplemental indenture, Las Vegas Sands Corp., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

4.5	Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee “Convertible Notes Indenture” (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

4.6	First Supplemental Indenture, dated as of September 30, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee to the Convertible Notes Indenture (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

4.7	Form of Indenture to be entered into by the Company and U.S. Bank National Association, as trustee (the “Senior Debt Security Indenture”) (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3 ASR (Reg. No. 33-155100) filed on November 6, 2008).

4.8	Form of Indenture to be entered into among the Company, Las Vegas Sands, LLC and U.S. Bank National Association, as trustee (the “Senior Guaranteed Debt Security Indenture”) (incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 POSASR (Reg. No. 333-155100) filed on November 17, 2008).

4.9	Form of Indenture to be entered into by the Company and U.S. Bank National Association, as trustee (the “Subordinated Indenture”) (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 ASR (Reg. No. 333-155100) filed on November 6, 2008).

10.1	Warrant Agreement, dated as of November 14, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as warrant agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

10.2	Credit and Guarantee Agreement, dated as of May 23, 2007, by and among Las Vegas Sands, LLC, the affiliates of Las Vegas Sands, LLC named therein as guarantors, the lenders party hereto from time to time, The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and as syndication agents, and JP Morgan Chase Bank, as documentation agent (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

Exhibit No.	Description of Document
10.3	First Amendment to Credit and Guaranty Agreement, dated as of April 15, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC, certain domestic subsidiaries as guarantors, The Bank of Nova Scotia, as administrative agent for lenders and Goldman Sachs Lending Partners LLC, as sub-agent and auction manager (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 11, 2009).

10.4	Security Agreement, dated as of May 23, 2007, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.5	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as trustors, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.9	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.10	Amended and Restated FF&E Credit and Guarantee Agreement, dated as of August 21, 2007, by and among Las Vegas Sands, LLC, as the borrower, certain affiliates of the borrower as guarantors, the lenders party thereto from time to time, General Electric Capital Corporation, as administrative agent for the lenders and as collateral agent and GE Capital Markets, Inc., as lead arranger and book runner (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).

10.11	Amended and Restated Security Agreement, dated as of August 21, 2007, between each of the grantors party thereto and General Electric Capital Corporation, as collateral agent for the secured parties (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 9, 2007).

10.12	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).

10.13	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.14	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).

10.15	Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

Exhibit No.	Description of Document
10.16	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.17	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.18	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.19	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.20	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.21	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.22	Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.23	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 22, 2004).

10.24	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “1997 Stock Option Plan”) (incorporated by reference from Exhibit 10.10 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).

10.25	First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).

10.26	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).

10.27	Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.28	Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).

Exhibit No.		Description of Document
10.29		Employment Agreement, dated as of July 10, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed on August 7, 2009).

10.30		Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.31		Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

10.32		Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

10.33	*	Letter Agreement, dated January 18, 2010, between Las Vegas Sands Corp. and Kenneth J. Kay.

10.34		Employment Agreement, dated as of March 11, 2009, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 11, 2009).

10.35		Amendment to Employment Agreement, effective as of October 1, 2009, between Las Vegas Sands Corp. and Michael Quartieri (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.36		Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.37†		Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 10, 2004).

10.38		Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.39		Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.40		Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.41		Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.42		Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.43		Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.44		Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.45		Second Amendment, dated as of January 31, 2008, to Agreement dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).

Exhibit No.	Description of Document
10.46	Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

10.47	Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.48	Form of Notice of Restricted Stock Award under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).

10.49	Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).

10.50	Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).

10.51	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.52	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.53	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.54	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K filed on April 4, 2005).

10.55	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.56	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.57	Form of Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.58	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.59	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.60	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.61	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.62	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.63	Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

Exhibit No.		Description of Document
10.64		Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.65		Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 14, 2005).

10.66		Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.67		Form of Notice of Grant of Stock Option under the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.65 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2005 and filed on March 2, 2006).

10.68		Credit Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed therein as lenders, The Bank of Nova Scotia, Banco Nacional Ultramarino, S.A., Sumitomo Mitsui Banking Corporation, Goldman Sachs Credit Partners L.P., Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).

10.69		Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).

10.70		First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.71		First Amendment to Disbursement Agreement, dated as of March 5, 2007, among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia, as disbursement agent and bank agent. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.72		Second Amendment to Credit Agreement, dated as of August 12, 2009, by and among VML US Finance LLC, Venetian Macau Limited and The Bank of Nova Scotia, as administrative agent for the Lenders and the Loan Parties party thereto (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.73		Facility Agreement, dated as of December 28, 2007, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs Foreign Exchange (Singapore) Pte., DBS Bank Ltd., UOB Asia Limited, Oversea-Chinese Banking Corporation Limited, as coordinators, and DBS Bank Ltd., as technical bank, agent and security trustee (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).

10.74		Sponsor Support Agreement, dated as of December 28, 2007, among Las Vegas Sands Corp., as sponsor, Sands Mauritius Holdings and MBS Holdings Pte. Ltd., as holding company, Marina Bay Sands Pte. Ltd., as borrower and DBS Bank Ltd., as security trustee (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).

10.75		Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.76	*	Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD.

10.77		Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.78		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.79		First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

Exhibit No.		Description of Document
10.80		Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed August 7, 2009).

10.81		Convertible Note Purchase Agreement, dated as of September 30, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.82		Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

10.83		Amendment to Note Conversion and Securities Purchase Agreement, dated as of November 10, 2008, between Las Vegas Sands Corp. and Dr. Miriam Adelson (incorporated by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

21.1	*	Subsidiaries of Las Vegas Sands Corp.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†
Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.