Form 10-Q
period 2010-03-31
LAS VEGAS SANDS CORP
filed 2010-05-10
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock ($0.001 par value)	660,337,124 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 1	— FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,751,845	$4,955,416
Restricted cash	297,329	118,641
Investments	173,868	—
Accounts receivable, net	436,074	460,766
Inventories	24,922	27,073
Deferred income taxes, net	28,776	26,442
Prepaid expenses and other	43,744	35,336

Total current assets	4,756,558	5,623,674
Property and equipment, net	13,736,138	13,351,271
Deferred financing costs, net	128,855	138,454
Restricted cash	4,245	—
Deferred income taxes, net	22,989	22,219
Leasehold interests in land, net	1,217,995	1,209,820
Other assets, net	226,678	226,668

Total assets	$20,093,458	$20,572,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,829	$82,695
Construction payables	773,252	778,771
Accrued interest payable	16,592	18,332
Other accrued liabilities	825,651	786,192
Income taxes payable	7,033	—
Current maturities of long-term debt	286,819	173,315

Total current liabilities	1,996,176	1,839,305
Other long-term liabilities	87,404	81,959
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	53,406	54,272
Deferred rent from mall transactions	148,650	149,074
Long-term debt	10,174,574	10,852,147

Total liabilities	12,704,138	13,220,685

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	433,970	410,834
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,089,999 shares issued and outstanding with warrants to purchase up to 68,166,786 shares of common stock	234,607	234,607
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 660,337,124 and 660,322,749 shares issued and outstanding	660	660
Capital in excess of par value	5,129,757	5,114,851
Accumulated other comprehensive income	25,871	26,748
Retained earnings	444,928	473,833

Total Las Vegas Sands Corp. stockholders’ equity	5,835,823	5,850,699
Noncontrolling interests	1,119,527	1,089,888

Total equity	6,955,350	6,940,587

Total liabilities and equity	$20,093,458	$20,572,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except share
	and per share data)
	(Unaudited)
Revenues:
Casino	$1,061,770	$797,925
Rooms	180,782	174,388
Food and beverage	92,079	87,308
Convention, retail and other	108,215	113,487

	1,442,846	1,173,108
Less-promotional allowances	(107,958)	(94,046)

Net revenues	1,334,888	1,079,062

Operating expenses:
Casino	694,635	548,897
Rooms	29,654	33,767
Food and beverage	44,303	42,642
Convention, retail and other	58,404	59,243
Provision for doubtful accounts	16,442	21,010
General and administrative	126,259	121,303
Corporate expense	23,476	23,424
Rental expense	8,698	7,929
Pre-opening expense	37,459	44,934
Development expense	157	254
Depreciation and amortization	153,089	139,249
Loss on disposal of assets	492	131

	1,193,068	1,042,783

Operating income	141,820	36,279
Other income (expense):
Interest income	1,633	5,549
Interest expense, net of amounts capitalized	(78,165)	(71,118)
Other expense	(6,448)	(5,743)
Gain on early retirement of debt	2,176	—

Income (loss) before income taxes	61,016	(35,033)
Income tax expense	(13,202)	(813)

Net income (loss)	47,814	(35,846)
Net (income) loss attributable to noncontrolling interests	(30,233)	1,240

Net income (loss) attributable to Las Vegas Sands Corp.	17,581	(34,606)
Preferred stock dividends	(23,350)	(23,154)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	(23,136)

Net loss attributable to common stockholders	$(28,905)	$(80,896)

Basic and diluted loss per share	$(0.04)	$(0.12)

Basic and diluted weighted average shares outstanding	660,280,641	647,802,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss)

	Las Vegas Sands Corp. Stockholders’ Equity
					Accumulated
					Other
				Capital in	Comprehensive		Total
	Preferred	Common	Treasury	Excess of	Income	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Stock	Par Value	(Loss)	Earnings	Income (Loss)	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2009	$298,066	$642	$—	$3,090,292	$17,554	$1,015,554		$3,073	$4,425,181
Net loss	—	—	—	—	—	(34,606)	(34,606)	(1,240)	(35,846)
Currency translation adjustment	—	—	—	—	(21,026)	—	(21,026)	—	(21,026)

Total comprehensive loss							(55,632)	(1,240)	(56,872)
Tax shortfall from stock-based compensation	—	—	—	(1,216)	—	—		—	(1,216)
Stock-based compensation	—	—	—	12,223	—	—		—	12,223
Purchase of treasury stock	—	—	(13)	—	—	—		—	(13)
Warrants exercised and settled with preferred stock	(47,271)	14	—	47,257	—	—		—	—
Contribution from noncontrolling interest	—	—	—	—	—	—		41	41
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(17,619)		—	(17,619)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(23,136)		—	(23,136)

Balance at March 31, 2009	$250,795	$656	$(13)	$3,148,556	$(3,472)	$933,339		$1,874	$4,331,735

Balance at January 1, 2010	$234,607	$660	$—	$5,114,851	$26,748	$473,833		$1,089,888	$6,940,587
Net income	—	—	—	—	—	17,581	17,581	30,233	47,814
Currency translation adjustment	—	—	—	—	(877)	—	(877)	(1,447)	(2,324)

Total comprehensive income							16,704	28,786	45,490
Exercise of stock options	—	—	—	73	—	—		—	73
Tax shortfall from stock-based compensation	—	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	—	14,970	—	—		853	15,823
Deemed contribution from Principal Stockholder	—	—	—	58	—	—		—	58
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(16,496)		—	(16,496)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(23,136)		—	(23,136)

Balance at March 31, 2010	$234,607	$660	$—	$5,129,757	$25,871	$444,928		$1,119,527	$6,955,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$47,814	$(35,846)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	153,089	139,249
Amortization of leasehold interests in land included in rental expense	8,698	6,490
Amortization of deferred financing costs and original issue discount	7,809	8,940
Amortization of deferred gain and rent	(1,290)	(1,291)
Gain on early retirement of debt	(2,176)	—
Loss on disposal of assets	492	131
Stock-based compensation expense	15,093	11,596
Provision for doubtful accounts	16,442	21,010
Foreign exchange (gain) loss	(3,198)	363
Deferred income taxes	4,965	12,405
Non-cash contribution from Principal Stockholder included in corporate expense	58	—
Changes in operating assets and liabilities:
Accounts receivable	8,070	17,237
Inventories	2,139	1,650
Prepaid expenses and other	(8,050)	(39,690)
Leasehold interests in land	(13,891)	(309)
Accounts payable	4,164	(2,719)
Accrued interest payable	(1,784)	(6,943)
Income taxes payable	7,033	—
Other accrued liabilities	37,317	13,442

Net cash generated from operating activities	282,794	145,715

Cash flows from investing activities:
Changes in restricted cash	(182,575)	90,140
Capital expenditures	(538,201)	(523,841)
Proceeds from disposal of property and equipment	2,311	—
Purchases of investments	(173,978)	—

Net cash used in investing activities	(892,443)	(433,701)

Cash flows from financing activities:
Proceeds from exercise of stock options	73	—
Dividends paid to preferred stockholders	(23,350)	(24,473)
Purchase of treasury stock	—	(13)
Proceeds from long-term debt (Note 4)	272,056	177,429
Repayments on long-term debt (Note 4)	(847,326)	(144,575)
Contribution from noncontrolling interest	—	41
Payments of deferred financing costs	(821)	—

Net cash generated from (used in) financing activities	(599,368)	8,409

Effect of exchange rate on cash	5,446	(114)

Decrease in cash and cash equivalents	(1,203,571)	(279,691)
Cash and cash equivalents at beginning of period	4,955,416	3,038,163

Cash and cash equivalents at end of period	$3,751,845	$2,758,472

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$72,149	$70,776

Cash payments for taxes, net of refunds	$120	$600

Changes in construction payables	$(5,519)	$(51,950)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$730	$627

Property and equipment acquired under capital lease	$773	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$23,136	$23,136

Warrants exercised and settled through tendering of preferred stock	$—	$47,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2009. The year-end balance sheet data was derived from audited financial statements, except as discussed below, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
In November 2009, the Company’s newly formed subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company’s operations in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China), completed an initial public offering by listing its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited. Immediately following the SCL Offering and several transactions consummated in connection with such offering, the Company owned 70.3% of issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See “— Note 3 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.
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
On May 22, 2009, the Company opened the casino component of Sands Bethlehem, which features slot machines and several food and beverage offerings, as well as the parking garage and surface parking. In April 2010, the Company received approval of its table games application from the Pennsylvania Gaming Control Board that will allow Sands Bethlehem to operate table games, which it is targeting to commence in the third quarter of 2010, and has recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. Construction activities on the remaining components, which include an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve and when the suspended components are able to be financed. As of March 31, 2010, the Company has capitalized construction costs of $631.1 million for this project (including $22.7 million in outstanding construction payables). The Company expects to spend approximately $80 million to complete construction of the hotel tower, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above, and the $16.5 million license fee. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Macau
SCL, of which the Company owns 70.3% subsequent to the SCL Offering and related transactions, includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao offers approximately 229,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
The Company also owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai StripTM, the Company’s master-planned development of integrated resort properties in Macau. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company opened the Four Seasons Hotel Macao, Cotai StripTM (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of March 31, 2010, the Company has capitalized construction costs of $1.06 billion for the entire project (including $24.1 million in outstanding construction payables). The Company expects to spend approximately $155 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables, as noted above.
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
United States
The Company was constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. As part of its revised development plan, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of March 31, 2010, the Company has capitalized construction costs of $184.9 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Macau
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
As part of its revised development plan, the Company is sequencing the construction of its integrated resort development on parcels 5 and 6 due to difficulties in the capital markets and the overall decline in general economic conditions. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space, theater and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the additional Sheraton hotel tower as well as the remaining retail facilities and the total cost is expected to be approximately $235 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. In connection with receiving commitments for a proposed $1.75 billion project financing credit facility (which the Company expects to close in the second quarter of 2010) to be used together with $500.0 million of proceeds from the SCL Offering, the Company is mobilizing to recommence construction of phases I and II and expects that phase I will be completed in the third quarter of 2011, and that it will take an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2010, the Company has capitalized construction costs of $1.75 billion for the entire project (including $132.7 million in outstanding construction payables). The Company’s management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, may represent a default under the respective agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. See “— Note 10 — Commitments and Contingencies — Other Agreements.”
The Company had commenced pre-construction on parcels 7 and 8 and 3, and has capitalized construction costs of $114.1 million for parcels 7 and 8 and $35.6 million for parcel 3 as of March 31, 2010. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of March 31, 2010, the Company has capitalized an aggregate of $5.86 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to receiving commitments for project financing for phases I and II of parcels 5 and 6, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The Company believes that if it is not able to complete the development by the revised deadline, it will likely be able to obtain another extension from the Macau government; however, no assurances can be given that an additional extension will be granted. If the Company is unable to meet the April 2013 deadline and that deadline is not extended, it could lose its land concession for parcel 3, which would prohibit the Company from operating any facilities developed under the land concession. As a result, the Company could forfeit all or a substantial portion of its $35.6 million in capitalized costs, as of March 31, 2010, related to its development on parcel 3.
In November 2009, the Company formally accepted the terms and conditions of the final draft of the land concession agreement received from the Macau government for parcels 5 and 6 and made an initial premium payment of 700.0 million patacas (approximately $87.5 million at exchange rates in effect on March 31, 2010). The land concession will not become effective until the date it is published in Macau’s Official Gazette. Once the land concession becomes effective, the Company will be required to make additional land premium and annual rent payments in the amounts and at the times specified in the land concession. The land concession requires the Company to complete the development of the integrated resort on parcels 5 and 6 within 48 months of the date it is published in Macau’s Official Gazette. If the Company is not able to meet this deadline, it will need to obtain an extension to complete the development on parcels 5 and 6; however, no assurances can be given that such extension will be granted. If the Company is unable to the meet the deadline and that deadline is not extended, the Company could lose its land concession for parcels 5 and 6, which would prohibit the Company from operating any facilities developed under the land concession. As a result, the Company could forfeit all or a substantial portion of its $1.75 billion in capitalized costs, as of March 31, 2010, related to its development on parcels 5 and 6.
The Company does not yet have all of the necessary Macau government approvals to develop its planned Cotai Strip developments on parcels 3, 5 and 6, and 7 and 8. The Company has received a land concession for parcel 3 and will negotiate the land concession for parcels 7 and 8 once the land concession for parcels 5 and 6, as previously noted, is finalized. Based on historical experience with the Macau government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2, 3 and 5 and 6, management believes that the land concessions for parcels 7 and 8 will be granted; however, if the Company does not obtain these land concessions, the Company could forfeit all or a substantial portion of its $114.1 million in capitalized costs, as of March 31, 2010, related to its development on parcels 7 and 8.
Singapore
The Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands, portions of which opened on April 27, 2010, is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of March 31, 2010, the Company has capitalized 6.31 billion Singapore dollars (“SGD,” approximately $4.51 billion at exchange rates in effect on March 31, 2010) in costs for this project, including the land premium and SGD 762.3 million (approximately $544.9 million at exchange rates in effect on March 31, 2010) in outstanding construction payables. The Company expects to spend approximately SGD 2.5 billion (approximately $1.8 billion at exchange rates in effect on March 31, 2010) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 1.9 billion (approximately $1.4 billion at exchange rates in effect on March 31, 2010) is expected to be spent during 2010. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on its current development plan, the Company expects to progressively open the remaining portions of Marina Bay Sands throughout 2010.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through March 31, 2010, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its recent equity offerings and proceeds from the disposition of non-core assets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The U.S. credit facility and FF&E facility require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly periods ended March 31 and June 30, 2010, decreases to 5.5x for quarterly periods ended September 30 and December 31, 2010, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Macau credit facility, as amended in August 2009, requires the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ended March 31 and June 30, 2010, decreases to 3.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Macau credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010, to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2009 and March 31, 2010, and was contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2010. Proceeds were also used in Macau to exercise the EBITDA true-up provision during the quarterly period ended June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility in 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2010. In November 2009, in connection with the SCL Offering, the Company was required to repay $500.0 million of borrowings under its Macau credit facility, permanently reducing a pro rata portion of the revolving facility.
The Company held unrestricted and restricted cash, cash equivalents and investments of approximately $3.93 billion and $301.6 million, respectively, as of March 31, 2010. The Company believes that the cash and investments on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its revised development plan and maintain compliance with the financial covenants of its U.S. and Macau credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. Additionally, in connection with receiving commitments for the proposed $1.75 billion project financing credit facility (which the Company expects to close in the second quarter of 2010) to be used together with $500.0 million of proceeds from the SCL Offering, the Company is mobilizing to recommence construction of phases I and II of the Company’s Cotai Strip development on parcels 5 and 6.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for variable interest entities (“VIEs”), which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. In December 2009, the FASB supplemented its authoritative guidance for VIE’s, which establishes new criteria for consolidation based on power to direct the activities of a VIE that would significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance does not allow grandfathering of existing structures and is effective January 1, 2010. The application of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 6 — Variable Interest Entities.”
In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and gross presentation of activity within the reconciliation for Level 3 fair value measurements. The guidance also clarifies existing requirements on the level of disaggregation and required disclosures regarding inputs and valuation techniques for both recurring and nonrecurring Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of gross presentation of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 9 — Fair Value Measurements” for the required disclosure.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In April 2010, the FASB issued authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Base jackpots are currently not accrued for by the Company until it has the obligation to pay such jackpots. As such, the application of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Revision
The Company revised its December 31, 2009, condensed consolidated balance sheet and condensed consolidated statements of equity and comprehensive income (loss) to appropriately reflect the impact of the issuance of SCL shares upon its initial public offering. This revision resulted in a $655.7 million increase in the noncontrolling interests balance with a corresponding reduction to capital in excess of par value. The revision, which the Company determined is not material, had no impact on total equity, results of operations or cash flows.
NOTE 2 — INVESTMENTS
In accordance with applicable accounting standards, investments in securities are classified as either held to maturity, trading or available for sale. Management determines the classification of its investments at the time of purchase. The Company’s securities are classified as held to maturity, as the Company has positive intent and ability to hold the securities to maturity, and are recorded at cost, which is equivalent to their fair value. As of March 31, 2010, the Company has $173.9 million in non-U.S. government fixed maturity investments, of which $109.5 million and $64.4 million will mature in July and August 2010, respectively.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Land and improvements	$369,406	$353,791
Building and improvements	6,904,088	6,898,071
Furniture, fixtures, equipment and leasehold improvements	1,711,730	1,703,792
Transportation	403,736	403,256
Construction in progress	6,151,186	5,647,986

	15,540,146	15,006,896
Less — accumulated depreciation and amortization	(1,804,008)	(1,655,625)

	$13,736,138	$13,351,271

Construction in progress consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Marina Bay Sands	$3,610,227	$3,119,935
Other Macau Development Projects (principally Cotai Strip parcels 5 and 6)	1,930,405	1,915,587
Four Seasons Macao (principally the Four Seasons Apartments)	326,896	328,300
Sands Bethlehem	86,507	85,159
Other	197,151	199,005

	$6,151,186	$5,647,986

The $197.2 million in other construction in progress consists primarily of construction of the St. Regis Residences, other projects in Las Vegas and at The Venetian Macao and Sands Macao.
As of March 31, 2010, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement between Venetian Casino Resort, LLC (“VCR”) and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the agreement and subject to certain later audit adjustments. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect, and may have a future effect, on the calculation of NOI. Approximately $287.7 million of property and equipment (net of $23.6 million of accumulated depreciation), which was sold to GGP, is included in the condensed consolidated balance sheet as of March 31, 2010. The Company will continue to review the Chapter 11 Cases and the projected financial performance of the tenants to be included in the NOI calculation, and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company may be required to record further impairment charges in the future depending on changes in the projections. Based on GGP’s current financial condition, there can be no assurance that GGP will make its final payment.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its Macau mall operations was $386.1 million and $54.0 million, respectively, as of March 31, 2010. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is $25.2 million and $1.6 million, respectively, as of March 31, 2010.
During the three months ended March 31, 2010 and 2009, the Company capitalized interest expense of $19.7 million and $14.1 million, respectively.
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
NOTE 4 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,917,500	$2,925,000
Senior Secured Credit Facility — Delayed Draws I and II	984,500	987,000
Senior Secured Credit Facility — Revolving	—	775,860
6.375% Senior Notes (net of original issue discount of $977 and $1,164, respectively)	216,338	248,836
FF&E Facility	100,200	108,550
Airplane Financings	81,188	82,110
HVAC Equipment Lease	24,280	24,717
Other	4,550	4,778
Macau Related:
Macau Credit Facility — Term B	1,497,289	1,501,789
Macau Credit Facility — Term B Delayed	582,279	584,029
Macau Credit Facility — Revolving	479,640	479,640
Macau Credit Facility — Local Term	61,336	67,697
Ferry Financing	201,725	210,762
Other	11,424	11,016
Singapore Related:
Singapore Credit Facility	3,298,866	3,013,678
Other	278	—

	10,461,393	11,025,462
Less — current maturities	(286,819)	(173,315)

Total long-term debt	$10,174,574	$10,852,147

Senior Secured Credit Facility
During the three months ended March 31, 2010, the Company paid down $775.9 million under the revolving portion of the Senior Secured Credit Facility. As of March 31, 2010, the Company had $888.0 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
Senior Notes
During the three months ended March 31, 2010, the Company repurchased $32.7 million of the outstanding principal of its Senior Notes and recorded a gain of $2.4 million in connection with the repurchase. Subsequent to March 31, 2010, the Company repurchased an additional $2.0 million of the outstanding principal of its Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Macau Credit Facility
As of March 31, 2010, the Company had $120.4 million of available borrowing capacity under the Macau Credit Facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
Singapore Credit Facility
As of March 31, 2010, the Company had SGD 485.5 million (approximately $347.1 million at exchange rates in effect on March 31, 2010) of available borrowing capacity under the Singapore Credit Facility, net of outstanding banker’s guarantees and undrawn amounts to be funded by Lehman Brothers Finance Asia Pte. Ltd.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Proceeds from Singapore Credit Facility	$272,056	$171,026
Proceeds from Ferry Financing	—	6,403

	$272,056	$177,429

Repayments on Senior Secured Credit Facility	$(785,860)	$(10,000)
Repayments on Macau Credit Facility	(12,525)	(125,000)
Repayments on Senior Notes	(30,156)	—
Repayments on Ferry Financing	(8,762)	—
Repayments on Airplane Financings	(922)	(922)
Repayments on HVAC Equipment Lease	(437)	—
Repayments on FF&E Facility and Other Long-Term Debt	(8,664)	(8,653)

	$(847,326)	$(144,575)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2010, was approximately $9.46 billion, compared to its carrying value of $10.44 billion. As of December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $9.66 billion, compared to its carrying value of $11.0 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 5 — EQUITY AND LOSS PER SHARE
Preferred Stock and Warrants
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total
Board of Directors’		Principal	Dividends Paid to	Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,348	$24,473
February 5, 2010	February 16, 2010	13,125	10,225	23,350
May 4, 2010	May 17, 2010	13,125	10,225	23,350
During the three months ended March 31, 2010, no warrants were exercised. During the three months ended March 31, 2009, holders of the preferred stock exercised 824,101 warrants to purchase an aggregate of 13,735,042 shares of the Company’s common stock at $6.00 per share and tendered 824,101 shares of preferred stock as settlement of the warrant exercise price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Loss Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
Weighted-average common shares outstanding (used in the calculation of basic loss per share)	660,280,641	647,802,932
Potential dilution from stock options, restricted stock and warrants	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted loss per share)	660,280,641	647,802,932

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted loss per share	172,467,803	176,057,087

NOTE 6 — VARIABLE INTEREST ENTITIES
The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any, which management determines such designation based on accounting standards for VIEs.
The Company has entered into various joint venture agreements with independent third parties. The operations of these joint ventures have been consolidated by the Company due to the Company’s significant investment in these joint ventures, its power to direct the activities of the joint ventures that would significantly impact their economic performance and the obligation to absorb potentially significant losses or the rights to receive potentially significant benefits from these joint ventures. In accordance with revised accounting standards, the Company evaluates its primary beneficiary designation on an ongoing basis and will assess the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis.
As of March 31, 2010 and December 31, 2009, the Company’s joint ventures had total assets of $98.5 million and $105.6 million, respectively, and total liabilities of $71.9 million and $75.3 million, respectively.
NOTE 7 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macau and Singapore. In the U.S., the Company is currently under examination for years after 2004. In Macau and Singapore, the Company is subject to examination for years after 2005. It is reasonably possible that unrecognized tax benefits could significantly change within the next 12 months, due to the progression of open audits. An estimate of the amount of possible changes cannot be made at this time. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.
The Company recorded a valuation allowance on the net deferred tax assets of the Company’s U.S. operations during the year ended December 31, 2009, and does not anticipate recording an income tax benefit related to deferred tax assets generated by its U.S. operations. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable.
The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — STOCK-BASED EMPLOYEE COMPENSATION
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards, representing 10% of the outstanding shares upon completion of the SCL Offering. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of March 31, 2010, there were 786,910,408 shares available for grant under the SCL Equity Plan.
Stock option awards are granted with an exercise price not less than (i) the closing price of SCL’s stock on the date of grant or (ii) the average closing price of SCL’s stock for the five business days immediately preceding the date of grant. The outstanding stock options vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatilities from a selection of companies from SCL’s peer group due to SCL’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Exchange Fund Note rate in effect at the time of grant.
Stock-Based Compensation Activity
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended
	March 31,
	2010	2009
Compensation expense:
Stock options	$14,968	$11,097
Restricted shares	125	499

	$15,093	$11,596

Compensation cost capitalized as part of property and equipment	$730	$627

LVSC 2004 Plan:
Stock options granted	2,046	5,599

Weighted average grant date fair value	$10.66	$1.74

Restricted shares granted	—	29

Weighted average grant date fair value	$—	$4.67

SCL Equity Plan:
Stock options granted	17,876	—

Weighted average grant date fair value	$1.06	$—

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
LVSC 2004 Plan:
Weighted average volatility	97.8%	74.1%
Expected term (in years)	4.4	4.7
Risk-free rate	2.9%	2.7%
Expected dividends	—	—

SCL Equity Plan:
Weighted average volatility	73.6%	—
Expected term (in years)	6.3	—
Risk-free rate	2.0%	—
Expected dividends	—	—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 9 — FAIR VALUE MEASUREMENTS
Under applicable accounting guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements as of March 31, 2010 Using:
	Total Carrying	Quoted Market	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable Inputs
	March 31, 2010	Markets (Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$2,510,568	$2,510,568	$—	$—
Interest rate caps(2)	$813	$—	$813	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
The Company has 29 interest rate cap agreements with an aggregate fair value of approximately $0.8 million, based on quoted market values from the institutions holding the agreements as of March 31, 2010.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. The plaintiffs’ counsel filed a motion to withdraw from representing the plaintiffs on December 15, 2009, and it was granted by the Magistrate on January 12, 2010. On February 11, 2010, the Magistrate filed a recommendation that the case be dismissed in the court docket. The plaintiffs had until February 28, 2010, to file any objections thereto. None were filed and the District Court entered an order on April 16, 2010, dismissing the case. Management believes that AAEC’s case against the Company is without merit and will continue to defend this matter if an appeal from the dismissal is taken.
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
China Matters
The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly foreign-owned enterprises (“WFOEs”) to counterparties and other vendors in China. These WFOEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macau for the Company’s operations in Macau. SAFE recently preliminarily indicated that its investigation of these matters was nearly complete and that it may impose a fine or penalty against the Company’s WFOEs, although it has not done so to date. The Company believes that the WFOEs complied with then-applicable SAFE regulations in connection with these matters. The Company and the WFOEs will continue to address this matter with SAFE and would likely contest any fine or penalty that may be imposed. The Company does not believe that any fine or penalty that may be imposed on the WFOEs as a result of these matters would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Singapore Development Project
In August 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company entered into the SGD 5.44 billion (approximately $3.89 billion at exchange rates in effect on March 31, 2010) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
In December 2009, MBS signed a supplement to the Development Agreement with the STB, which permits the Marina Bay Sands to open in stages throughout 2010 in accordance with an agreed upon schedule. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. If MBS fails to meet this deadline, the STB will be entitled to draw on the SGD 192.6 million (approximately $137.7 million at exchange rates in effect on March 31, 2010) security deposit under the Singapore Credit Facility.
Other Agreements
The Company has entered into agreements with Starwood and Shangri-La to manage hotels and serviced luxury apart-hotel units on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the St. Regis Residences in connection with the sales and marketing of these condominium units. The management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays may represent a default under the agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. The Company is mobilizing to recommence construction on parcels 5 and 6 and is negotiating amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines, which the Company expects to finalize in the second quarter of 2010. If negotiations are unsuccessful, Starwood and Shangri-La would have the right to terminate their agreements with the Company, which would result in the Company having to find new managers and brands for these projects. Such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows, including requiring the Company to write-off its $20.0 million investment related to the St. Regis Residences.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 11 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau). The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands in Singapore; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes and the St. Regis Residences). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the three months ended March 31, 2009, has been reclassified to conform to the current presentation. The Company’s segment information as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Macau:
The Venetian Macao	$549,695	$484,100
Sands Macao	283,806	224,412
Four Seasons Macao	102,344	46,991
Other Asia	24,172	23,929

	960,017	779,432
United States:
Las Vegas Operating Properties	325,510	318,638
Sands Bethlehem	67,241	—

	392,751	318,638
Intersegment eliminations	(17,880)	(19,008)

Net revenues	$1,334,888	$1,079,062

Adjusted Property EBITDA (1)
Macau:
The Venetian Macao	$169,915	$121,486
Sands Macao	69,761	50,358
Four Seasons Macao	19,495	4,368
Other Asia	(4,432)	(6,010)

	254,739	170,202
United States:
Las Vegas Operating Properties	105,292	89,774
Sands Bethlehem	10,968	—

	116,260	89,774

Total adjusted property EBITDA	370,999	259,976
Other Operating Costs and Expenses
Stock-based compensation expense	(5,808)	(7,776)
Corporate expense	(23,476)	(23,424)
Rental expense	(8,698)	(7,929)
Pre-opening expense	(37,459)	(44,934)
Development expense	(157)	(254)
Depreciation and amortization	(153,089)	(139,249)
Loss on disposal of assets	(492)	(131)

Operating income	141,820	36,279
Other Non-Operating Costs and Expenses
Interest income	1,633	5,549
Interest expense, net of amounts capitalized	(78,165)	(71,118)
Other expense	(6,448)	(5,743)
Gain on early retirement of debt	2,176	—
Income tax expense	(13,202)	(813)
Net (income) loss attributable to noncontrolling interests	(30,233)	1,240

Net income (loss) attributable to Las Vegas Sands Corp.	$17,581	$(34,606)

(1)
Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, loss on disposal of assets, interest, other expense, gain on early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Intersegment Revenues:
Macau:
The Venetian Macao	$2,413	$447
Other Asia	13,826	17,427

	16,239	17,874
United States:
Las Vegas Operating Properties	1,641	1,134

Total intersegment revenues	$17,880	$19,008

	Three Months Ended
	March 31,
	2010	2009
Capital Expenditures
Corporate and Other	$8,009	$23,772
Macau:
The Venetian Macao	5,867	2,662
Sands Macao	654	3,503
Four Seasons Macao	11,636	61,801
Other Asia	1,784	9,216
Other Development Projects	27,798	39,640

	47,739	116,822
United States:
Las Vegas Operating Properties	4,631	33,732
Sands Bethlehem	11,259	86,810

	15,890	120,542
Singapore	466,563	262,705

Total capital expenditures	$538,201	$523,841

	March 31,	December 31,
	2010	2009
Total Assets
Corporate and Other	$1,398,851	$1,849,596
Macau:
The Venetian Macao	2,829,052	2,836,643
Sands Macao	508,045	527,737
Four Seasons Macao	1,153,956	1,151,028
Other Asia	328,589	328,584
Other Development Projects	2,647,494	2,085,984

	7,467,136	6,929,976
United States:
Las Vegas Operating Properties	5,830,109	6,893,106
Sands Bethlehem	733,972	737,062

	6,564,081	7,630,168
Singapore	4,663,390	4,162,366

Total assets	$20,093,458	$20,572,106

	March 31,	December 31,
	2010	2009
Total Long-Lived Assets
Corporate and Other	$325,546	$324,268
Macau:
The Venetian Macao	2,286,328	2,324,882
Sands Macao	341,353	355,170
Four Seasons Macao	1,044,052	1,047,201
Other Asia	274,608	276,559
Other Development Projects	2,042,176	2,022,861

	5,988,517	6,026,673
United States:
Las Vegas Operating Properties	3,583,316	3,642,405
Sands Bethlehem	606,411	610,846

	4,189,727	4,253,251
Singapore	4,450,343	3,956,899

Total long-lived assets	$14,954,133	$14,561,091

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
LVSC is the obligor of the Senior Notes due 2015. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). LVS (Nevada) International Holdings, Inc. (“LVS Nevada”) and LVS Management Services, LLC, newly formed subsidiaries, were added in September 2009 as full and unconditional guarantors to the Senior Notes on a joint and several basis, and have been included in the group of subsidiaries that is the Guarantor Subsidiaries. In November 2009, Venetian Venture Development was merged with and into LVS Nevada, with LVS Nevada as the surviving entity. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $43.6 million (consisting of $287.7 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $47.0 million (consisting of $291.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of March 31, 2010 and December 31, 2009, respectively, and a net loss (consisting primarily of depreciation expense) of $3.7 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.
The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, is as follows (in thousands):

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Balance Sheets
March 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$426,721	$2,028,645	$1,296,479	$—	$3,751,845
Restricted cash	—	2,709	294,620	—	297,329
Investments	—	—	173,868	—	173,868
Intercompany receivables	—	70,754	19,034	(89,788)	—
Accounts receivable, net	—	169,589	267,544	(1,059)	436,074
Inventories	1,824	11,209	11,889	—	24,922
Deferred income taxes, net	—	28,364	5,324	(4,912)	28,776
Prepaid expenses and other	3,821	9,120	30,803	—	43,744

Total current assets	432,366	2,320,390	2,099,561	(95,759)	4,756,558
Property and equipment, net	142,043	3,728,609	9,865,486	—	13,736,138
Investments in subsidiaries	6,023,856	3,973,255	—	(9,997,111)	—
Deferred financing costs, net	962	34,612	93,281	—	128,855
Restricted cash	—	4,245	—	—	4,245
Intercompany receivables	34,040	76,182	—	(110,222)	—
Intercompany notes receivable	—	543,163	—	(543,163)	—
Deferred income taxes, net	52,784	—	213	(30,008)	22,989
Leasehold interests in land, net	—	—	1,217,995	—	1,217,995
Other assets, net	2,160	33,703	190,815	—	226,678

Total assets	$6,688,211	$10,714,159	$13,467,351	$(10,776,263)	$20,093,458

Accounts payable	$3,494	$24,395	$59,999	$(1,059)	$86,829
Construction payables	—	2,709	770,543	—	773,252
Intercompany payables	26,745	—	63,043	(89,788)	—
Accrued interest payable	1,779	388	14,425	—	16,592
Other accrued liabilities	5,190	157,925	662,536	—	825,651
Income taxes payable	6,889	—	144	—	7,033
Deferred income taxes	4,912	—	—	(4,912)	—
Current maturities of long-term debt	3,688	95,975	187,156	—	286,819

Total current liabilities	52,697	281,392	1,757,846	(95,759)	1,996,176
Other long-term liabilities	48,907	11,122	27,375	—	87,404
Intercompany payables	22,976	—	87,246	(110,222)	—
Intercompany notes payable	—	—	543,163	(543,163)	—
Deferred amounts related to mall transactions	—	445,984	—	—	445,984
Deferred income taxes	—	30,008	—	(30,008)	—
Long-term debt	293,838	3,930,505	5,950,231	—	10,174,574

Total liabilities	418,418	4,699,011	8,365,861	(779,152)	12,704,138

Preferred stock issued to Principal Stockholder’s family	433,970	—	—	—	433,970
Total Las Vegas Sands Corp. stockholders’ equity	5,835,823	6,014,743	3,982,368	(9,997,111)	5,835,823
Noncontrolling interests	—	405	1,119,122	—	1,119,527

Total equity	5,835,823	6,015,148	5,101,490	(9,997,111)	6,955,350

Total liabilities and equity	$6,688,211	$10,714,159	$13,467,351	$(10,776,263)	$20,093,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Balance Sheets
December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$254,256	$3,033,625	$1,667,535	$—	$4,955,416
Restricted cash	—	6,954	111,687	—	118,641
Intercompany receivables	—	101,485	27,646	(129,131)	—
Accounts receivable, net	727	152,151	309,547	(1,659)	460,766
Inventories	1,906	12,332	12,835	—	27,073
Deferred income taxes, net	—	29,117	1,992	(4,667)	26,442
Prepaid expenses and other	11,410	5,251	18,675	—	35,336

Total current assets	268,299	3,340,915	2,149,917	(135,457)	5,623,674
Property and equipment, net	140,684	3,786,061	9,424,526	—	13,351,271
Investment in subsidiaries	6,242,214	4,117,915	—	(10,360,129)	—
Deferred financing costs, net	1,095	37,850	99,509	—	138,454
Intercompany receivables	34,029	85,725	—	(119,754)	—
Intercompany notes receivable	—	500,518	—	(500,518)	—
Deferred income taxes, net	48,362	—	243	(26,386)	22,219
Leasehold interests in land, net	—	—	1,209,820	—	1,209,820
Other assets, net	2,338	27,555	196,775	—	226,668

Total assets	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

Accounts payable	$4,229	$21,353	$58,772	$(1,659)	$82,695
Construction payables	—	9,172	769,599	—	778,771
Intercompany payables	59,029	—	70,102	(129,131)	—
Accrued interest payable	6,074	351	11,907	—	18,332
Other accrued liabilities	6,470	170,706	609,016	—	786,192
Deferred income taxes	4,667	—	—	(4,667)	—
Current maturities of long-term debt	3,688	81,374	88,253	—	173,315

Total current liabilities	84,157	282,956	1,607,649	(135,457)	1,839,305
Other long-term liabilities	48,907	10,621	22,431	—	81,959
Intercompany payables	15,166	—	104,588	(119,754)	—
Intercompany notes payable	—	—	500,518	(500,518)	—
Deferred amounts related to mall transactions	—	447,274	—	—	447,274
Deferred income taxes	—	26,386	—	(26,386)	—
Long-term debt	327,258	4,739,753	5,785,136	—	10,852,147

Total liabilities	475,488	5,506,990	8,020,322	(782,115)	13,220,685

Preferred stock issued to Principal Stockholder’s family	410,834	—	—	—	410,834
Total Las Vegas Sands Corp. stockholders’ equity	5,850,699	6,389,144	3,970,985	(10,360,129)	5,850,699
Noncontrolling interests	—	405	1,089,483	—	1,089,888

Total equity	5,850,699	6,389,549	5,060,468	(10,360,129)	6,940,587

Total liabilities and equity	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$155,345	$906,425	$—	$1,061,770
Rooms	—	120,067	60,715	—	180,782
Food and beverage	—	43,522	48,557	—	92,079
Convention, retail and other	—	51,022	66,241	(9,048)	108,215

	—	369,956	1,081,938	(9,048)	1,442,846
Less — promotional allowances	(132)	(50,650)	(56,485)	(691)	(107,958)

Net revenues	(132)	319,306	1,025,453	(9,739)	1,334,888

Operating expenses:
Casino	—	86,652	608,590	(607)	694,635
Rooms	—	23,211	6,443	—	29,654
Food and beverage	—	18,332	27,599	(1,628)	44,303
Convention, retail and other	—	19,700	40,938	(2,234)	58,404
Provision for doubtful accounts	—	8,340	8,102	—	16,442
General and administrative	—	56,575	69,948	(264)	126,259
Corporate expense	20,271	81	8,124	(5,000)	23,476
Rental expense	—	—	8,698	—	8,698
Pre-opening expense	178	2	37,285	(6)	37,459
Development expense	157	—	—	—	157
Depreciation and amortization	3,019	58,459	91,611	—	153,089
Loss on disposal of assets	—	—	492	—	492

	23,625	271,352	907,830	(9,739)	1,193,068

Operating income (loss)	(23,757)	47,954	117,623	—	141,820
Other income (expense):
Interest income	504	20,278	510	(19,659)	1,633
Interest expense, net of amounts capitalized	(4,278)	(29,564)	(63,982)	19,659	(78,165)
Other expense	—	(16)	(6,432)	—	(6,448)
Gain (loss) on early retirement of debt	2,397	—	(221)	—	2,176
Income from equity investments in subsidiaries	50,590	25,556	—	(76,146)	—

Income before income taxes	25,456	64,208	47,498	(76,146)	61,016
Income tax benefit (expense)	(7,875)	(8,440)	3,113	—	(13,202)

Net income	17,581	55,768	50,611	(76,146)	47,814
Net income attributable to noncontrolling interests	—	—	(30,233)	—	(30,233)

Net income attributable to Las Vegas Sands Corp.	$17,581	$55,768	$20,378	$(76,146)	$17,581

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$129,819	$668,106	$—	$797,925
Rooms	—	122,949	51,439	—	174,388
Food and beverage	—	47,095	40,213	—	87,308
Convention, retail and other	—	44,867	73,410	(4,790)	113,487

	—	344,730	833,168	(4,790)	1,173,108
Less-promotional allowances	(158)	(42,817)	(50,159)	(912)	(94,046)

Net revenues	(158)	301,913	783,009	(5,702)	1,079,062

Operating expenses:
Casino	—	76,845	472,838	(786)	548,897
Rooms	—	26,585	7,182	—	33,767
Food and beverage	—	19,160	25,124	(1,642)	42,642
Convention, retail and other	—	19,524	42,643	(2,924)	59,243
Provision for doubtful accounts	—	13,053	7,957	—	21,010
General and administrative	—	62,437	59,216	(350)	121,303
Corporate expense	19,621	67	3,736	—	23,424
Rental expense	—	1,417	6,512	—	7,929
Pre-opening expense	290	92	44,552	—	44,934
Development expense	146	—	108	—	254
Depreciation and amortization	2,621	56,920	79,708	—	139,249
(Gain) loss on disposal of assets	—	(60)	191	—	131

	22,678	276,040	749,767	(5,702)	1,042,783

Operating income (loss)	(22,836)	25,873	33,242	—	36,279
Other income (expense):
Interest income	4,539	2,620	174	(1,784)	5,549
Interest expense, net of amounts capitalized	(4,787)	(29,501)	(38,614)	1,784	(71,118)
Other expense	—	(91)	(5,652)	—	(5,743)
Loss from equity investments in subsidiaries	(8,728)	(10,145)	—	18,873	—

Loss before income taxes	(31,812)	(11,244)	(10,850)	18,873	(35,033)
Income tax benefit (expense)	(2,794)	2,516	(535)	—	(813)

Net loss	(34,606)	(8,728)	(11,385)	18,873	(35,846)
Net loss attributable to noncontrolling interests	—	—	1,240	—	1,240

Net loss attributable to Las Vegas Sands Corp.	$(34,606)	$(8,728)	$(10,145)	$18,873	$(34,606)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(44,115)	$103,595	$223,314	$—	$282,794

Cash flows from investing activities:
Changes in restricted cash	—	—	(182,575)	—	(182,575)
Capital expenditures	(4,378)	(8,170)	(525,653)	—	(538,201)
Proceeds from disposal of property and equipment	—	700	1,611	—	2,311
Purchases of investments	—	—	(173,978)	—	(173,978)
Notes receivable to non-guarantor subsidiaries	—	(42,695)	—	42,695	—
Repayment of receivable from non-guarantor subsidiaries	—	50	—	(50)	—
Dividends from Guarantor Subsidiaries	1,675,313	—	—	(1,675,313)	—
Dividends from non-guarantor subsidiaries	—	11,500	—	(11,500)	—
Capital contributions to subsidiaries	(1,400,000)	—	—	1,400,000	—

Net cash generated from (used in) investing activities	270,935	(38,615)	(880,595)	(244,168)	(892,443)

Cash flows from financing activities:
Proceeds from exercise of stock options	73	—	—	—	73
Dividends paid to preferred stockholders	(23,350)	—	—	—	(23,350)
Dividends paid to Las Vegas Sands Corp.	—	(1,675,313)	—	1,675,313	—
Dividends paid to Guarantor Subsidiaries	—	—	(11,500)	11,500	—
Capital contributions received	—	1,400,000	—	(1,400,000)	—
Borrowings from Guarantor Subsidiaries	—	—	42,695	(42,695)	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(50)	50	—
Proceeds from Singapore credit facility	—	—	272,056	—	272,056
Repayments on senior secured credit facility	—	(785,860)	—	—	(785,860)
Repayments on Macau credit facility	—	—	(12,525)	—	(12,525)
Repayments on senior notes	(30,156)	—	—	—	(30,156)
Repayments on ferry financing	—	—	(8,762)	—	(8,762)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease	—	(437)	—	—	(437)
Repayments on FF&E facility and other long-term debt	—	(8,350)	(314)	—	(8,664)
Payments of deferred financing costs	—	—	(821)	—	(821)

Net cash generated from (used in) financing activities	(54,355)	(1,069,960)	280,779	244,168	(599,368)

Effect of exchange rate on cash	—	—	5,446	—	5,446

Increase (decrease) in cash and cash equivalents	172,465	(1,004,980)	(371,056)	—	(1,203,571)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$426,721	$2,028,645	$1,296,479	$—	$3,751,845

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2009

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(15,814)	$32,993	$128,536	$—	$145,715

Cash flows from investing activities:
Changes in restricted cash	—	6	90,134	—	90,140
Capital expenditures	(861)	(56,697)	(466,283)	—	(523,841)
Dividend received from Guarantor Subsidiaries	13,416	—	—	(13,416)	—
Intercompany receivables to non-guarantor subsidiaries	(55,000)	(86,760)	—	141,760	—
Repayments of receivable from Guarantor Subsidiaries	9,642	—	—	(9,642)	—
Capital contributions to subsidiaries	(116,115)	(66,032)	—	182,147	—

Net cash used in investing activities	(148,918)	(209,483)	(376,149)	300,849	(433,701)

Cash flows from financing activities:
Dividends paid to preferred stockholders	(24,473)	—	—	—	(24,473)
Purchase of treasury stock	(13)	—	—	—	(13)
Dividends paid to Las Vegas Sands Corp.	—	(13,416)	—	13,416	—
Capital contributions received	—	116,115	66,032	(182,147)	—
Borrowings from Las Vegas Sands Corp.	—	—	55,000	(55,000)	—
Borrowings from Guarantor Subsidiaries	—	—	86,760	(86,760)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(9,642)	—	9,642	—
Proceeds from Singapore credit facility	—	—	171,026	—	171,026
Proceeds from ferry financing	—	—	6,403	—	6,403
Repayments on Macau credit facility	—	—	(125,000)	—	(125,000)
Repayments on senior secured credit facility	—	(10,000)	—	—	(10,000)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on FF&E facility and other long-term debt	—	(8,350)	(303)	—	(8,653)
Contribution from noncontrolling interest	—	—	41	—	41

Net cash generated from (used in) financing activities	(25,408)	74,707	259,959	(300,849)	8,409

Effect of exchange rate on cash	—	—	(114)	—	(114)

Increase (decrease) in cash and cash equivalents	(190,140)	(101,783)	12,232	—	(279,691)
Cash and cash equivalents at beginning of period	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of period	$104,423	$2,185,042	$469,007	$—	$2,758,472

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Our operating segments in the Macau Special Administrative Region of the People’s Republic of China (“Macau”) consist of the Sands Macao; The Venetian Macao Resort Hotel (“The Venetian Macao”); the Four Seasons Hotel Macao, Cotai StripTM and the Plaza Casino (collectively, the “Four Seasons Macao”); and other ancillary operations in that region (“Other Asia”).
United States
Las Vegas
Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza ClubTM offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; entertainment facilities; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.
Approximately 58.8% and 64.1% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2010 and 2009, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 41.2% and 35.9%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
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

On May 22, 2009, we opened the casino component of Sands Bethlehem, which features slot machines and several food and beverage offerings, as well as the parking garage and surface parking. In April 2010, we received approval of our table games application from the Pennsylvania Gaming Control Board that will allow Sands Bethlehem to operate table games, which we are targeting to commence in the third quarter of 2010, and have recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. Construction activities on the remaining components, which include an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve, and when the suspended components are able to be financed.
Macau
Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company’s Macau operations), completed an initial public offering by listing its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited. SCL, of which we own 70.3%, includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.
We own and operate the Sands Macao, the first Las Vegas-style casino in Macau, pursuant to a 20-year gaming subconcession. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater and other high-end services and amenities. Approximately 94.3% and 92.5% of the gross revenue at the Sands Macao for the three months ended March 31, 2010 and 2009, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai StripTM in Macau. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 82.3% and 81.5% of the gross revenue at The Venetian Macao for the three months ended March 31, 2010 and 2009, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.
In August 2008, we opened the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. The property will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. Approximately 83.1% and 70.0% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2010 and 2009, respectively, was derived from gaming activities, with the remainder primarily derived from mall revenues, room revenues and other non-gaming sources.
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
United States
We were constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of March 31, 2010, we have capitalized construction costs of $184.9 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Parcels 5 and 6 — Under our revised development plan, we are sequencing the construction of the integrated resort on parcels 5 and 6 due to difficulties in the capital markets and overall decline in general economic conditions. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 luxury and mid-scale hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space, theater and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the additional Sheraton hotel tower as well as the remaining retail facilities. The total cost to complete phase II is expected to be approximately $235 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand. The total cost to complete phase III is expected to be approximately $450 million. In connection with receiving commitments for a proposed $1.75 billion project financing credit facility (which we expect to close in the second quarter of 2010) to be used together with $500.0 million of proceeds from the SCL Offering, we are mobilizing to recommence construction of phases I and II and expect that phase I will be completed in the third quarter of 2011, and that it will take an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2010, we have capitalized construction costs of $1.75 billion for the entire project (including $132.7 million in outstanding construction payables). Our management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, may represent a default under the respective agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. We are currently negotiating amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines, which we expect to finalize in the second quarter of 2010.

•
Parcels 7 and 8 — The integrated resort on parcels 7 and 8 is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction and have capitalized construction costs of $114.1 million as of March 31, 2010. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction and have capitalized construction costs of $35.6 million as of March 31, 2010. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of March 31, 2010, we have capitalized an aggregate of $5.86 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to receiving commitments for project financing for phases I and II of parcels 5 and 6, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

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
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. We believe that if we are not able to complete the development by the revised deadline, we likely will be able to obtain another extension from the Macau government; however, no assurances can be given that an additional extension will be granted. If we are unable to meet the April 2013 deadline and that deadline is not extended, we could lose our land concession for parcel 3, which would prohibit us from operating any facilities developed under the land concession. As a result, we could forfeit all or a substantial portion of our $35.6 million in capitalized costs, as of March 31, 2010, related to our development on parcel 3.
In November 2009, we formally accepted the terms and conditions of the final draft of the land concession agreement received from the Macau government for parcels 5 and 6 and made an initial premium payment of 700.0 million patacas (approximately $87.5 million at exchange rates in effect on March 31, 2010). The land concession will not become effective until the date it is published in Macau’s Official Gazette. Once the land concession becomes effective, we will be required to make additional land premium and annual rent payments in the amounts and at the times specified in the land concession. The land concession requires us to complete the development of the integrated resort on parcels 5 and 6 within 48 months of the date it is published in Macau’s Official Gazette. If we are not able to meet this deadline, we will need to obtain an extension to complete the development on parcels 5 and 6; however, no assurances can be given that such extension will be granted. If we are unable to the meet the deadline and that deadline is not extended, we could lose our land concession for parcels 5 and 6, which would prohibit us from operating any facilities developed under the land concession. As a result, we could forfeit all or a substantial portion of our $1.75 billion in capitalized costs, as of March 31, 2010, related to our development on parcels 5 and 6.
We do not yet have all of the necessary Macau government approvals to develop our planned Cotai Strip developments on parcels 3, 5 and 6, and 7 and 8. We have received a land concession for parcel 3 and will negotiate the land concession for parcels 7 and 8 once the land concession for parcels 5 and 6, as previously noted, is finalized. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2, 3 and 5 and 6, management believes that the land concessions for parcels 7 and 8 will be granted; however, if we do not obtain these land concessions, we could forfeit all or a substantial portion of our $114.1 million in capitalized costs, as of March 31, 2010, related to our developments on parcels 7 and 8.
Singapore
Our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands, portions of which opened on April 27, 2010, is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of March 31, 2010, we have capitalized 6.31 billion Singapore dollars (“SGD,” approximately $4.51 billion at exchange rates in effect on March 31, 2010) in costs for this project, including the land premium and SGD 762.3 million (approximately $544.9 million at exchange rates in effect on March 31, 2010) in outstanding construction payables. We expect to spend approximately SGD 2.5 billion (approximately $1.8 billion at exchange rates in effect on March 31, 2010) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 1.9 billion (approximately $1.4 billion at exchange rates in effect on March 31, 2010) is expected to be spent during 2010. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we expect to progressively open the remaining portions of Marina Bay Sands throughout 2010.

Other
When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2009 Annual Report on Form 10-K filed on March 1, 2010.
There were no newly identified significant accounting estimates in the three months ended March 31, 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our 2009 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Net revenues	$1,334,888	$1,079,062	23.7%
Operating expenses	1,193,068	1,042,783	14.4%
Operating income	141,820	36,279	290.9%
Income (loss) before income taxes	61,016	(35,033)	(274.2)%
Net income (loss)	47,814	(35,846)	(233.4)%
Net income (loss) attributable to Las Vegas Sands Corp.	17,581	(34,606)	(150.8)%

	Percent of Net Revenues
	Three Months
	Ended March 31,
	2010	2009
Operating expenses	89.4%	96.6%
Operating income	10.6%	3.4%
Income (loss) before income taxes	4.6%	(3.2)%
Net income (loss)	3.6%	(3.3)%
Net income (loss) attributable to Las Vegas Sands Corp.	1.3%	(3.2)%
Operating Results
Key Operating Revenue Measurements
Operating revenues at our Las Vegas Operating Properties, The Venetian Macao and Four Seasons Macao are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.

The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games have produced a trailing 12-month win percentage (calculated before discounts) of 17.3% and slot machines produce a statistical average hold percentage (calculated before slot club cash incentives) generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis, while approximately 65.9% of our table games play, for the three months ended March 31, 2010, was conducted on a credit basis.
Casino revenue measurements for Macau: Macau table games are segregated into two groups, consistent with the Macau market’s convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop as previously described. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered and lost are substantially higher than the amounts dropped. Slot handle is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 23.6%, 19.5% and 23.7% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Similar to Las Vegas, our Macau slot machines produce a statistical average win percentage generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, gaming is conducted on a cash basis, with only 34.9% of our table games play, for the three months ended March 31, 2010, being conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and gaming promoters for table games play.
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
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$1,061,770	$797,925	33.1%
Rooms	180,782	174,388	3.7%
Food and beverage	92,079	87,308	5.5%
Convention, retail and other	108,215	113,487	(4.6)%

	1,442,846	1,173,108	23.0%
Less — promotional allowances	(107,958)	(94,046)	14.8%

Total net revenues	$1,334,888	$1,079,062	23.7%

Consolidated net revenues were $1.33 billion for the three months ended March 31, 2010, an increase of $255.8 million as compared to the $1.08 billion for the three months ended March 31, 2009. The increase in net revenues was driven by $67.2 million of net revenues at Sands Bethlehem, which opened in May 2009, as well as increases across all of our properties, lead by our Macau operations.

Casino revenues increased $263.8 million as compared to the three months ended March 31, 2009. Of the increase, $175.0 million was attributable to our Macau operations primarily due to an increase in Non-Rolling Chip win percentage, as well as $63.3 million attributable to Sands Bethlehem. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$474,755	$413,229	14.9%
Non-Rolling Chip drop	$921,931	$854,346	7.9%
Non-Rolling Chip win percentage	25.1%	21.9%	3.2	pts
Rolling Chip volume	$10,049,678	$8,693,889	15.6%
Rolling Chip win percentage	2.92%	3.16%	(0.24	) pts
Slot handle	$670,749	$558,504	20.1%
Slot hold percentage	7.4%	7.6%	(0.2	) pts
Sands Macao
Total casino revenues	$277,945	$219,473	26.6%
Non-Rolling Chip drop	$589,496	$612,864	(3.8)%
Non-Rolling Chip win percentage	20.3%	18.8%	1.5	pts
Rolling Chip volume	$6,406,933	$5,133,848	24.8%
Rolling Chip win percentage	3.18%	2.59%	0.59	pts
Slot handle	$362,505	$277,436	30.7%
Slot hold percentage	6.1%	7.0%	(0.9	) pts
Four Seasons Macao
Total casino revenues	$90,454	$35,404	155.5%
Non-Rolling Chip drop	$99,012	$86,712	14.2%
Non-Rolling Chip win percentage	25.3%	23.2%	2.1	pts
Rolling Chip volume	$3,717,941	$559,117	565.0%
Rolling Chip win percentage	2.48%	3.09%	(0.61	) pts
Slot handle	$148,761	$43,922	238.7%
Slot hold percentage	5.6%	5.4%	0.2	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$155,345	$129,819	19.7%
Table games drop	$547,043	$444,447	23.1%
Table games win percentage	23.4%	20.6%	2.8	pts
Slot handle	$637,795	$705,901	(9.6)%
Slot hold percentage	7.8%	7.0%	0.8	pts
Sands Bethlehem
Total casino revenues	$63,271	$—	—%
Slot handle	$921,631	$—	—%
Slot hold percentage	6.9%	—%	—	pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $6.4 million as compared to the three months ended March 31, 2009. Room revenues increased at The Venetian Macao and Four Seasons Macao as room rates were reduced to increase visitation, partially offset by a decrease at our Las Vegas Operating Properties as room rates were reduced to maintain occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2010	2009	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$47,557	$41,073	15.8%
Average daily room rate	$202	$216	(6.5)%
Occupancy rate	92.8%	77.2%	15.6	pts
Revenue per available room	$187	$167	12.0%
Sands Macao
Total room revenues	$6,594	$6,675	(1.2)%
Average daily room rate	$262	$268	(2.2)%
Occupancy rate	97.3%	96.8%	0.5	pts
Revenue per available room	$254	$260	(2.3)%
Four Seasons Macao
Total room revenues	$6,564	$3,691	77.8%
Average daily room rate	$278	$295	(5.8)%
Occupancy rate	72.9%	38.6%	34.3	pts
Revenue per available room	$203	$114	78.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$120,067	$122,949	(2.3)%
Average daily room rate	$207	$214	(3.3)%
Occupancy rate	91.3%	90.7%	0.6	pts
Revenue per available room	$189	$194	(2.6)%
Food and beverage revenues increased $4.8 million as compared to the three months ended March 31, 2009. The increase was primarily due to $4.6 million in revenues at Sands Bethlehem, which opened in May 2009.
Convention, retail and other revenues decreased $5.3 million as compared to the three months ended March 31, 2009. The decrease is primarily due to a decrease in mall revenues as rental reductions were given to retailers in order to maintain leased occupancy percentages.
Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$694,635	$548,897	26.6%
Rooms	29,654	33,767	(12.2)%
Food and beverage	44,303	42,642	3.9%
Convention, retail and other	58,404	59,243	(1.4)%
Provision for doubtful accounts	16,442	21,010	(21.7)%
General and administrative	126,259	121,303	4.1%
Corporate expense	23,476	23,424	0.2%
Rental expense	8,698	7,929	9.7%
Pre-opening expense	37,459	44,934	(16.6)%
Development expense	157	254	(38.2)%
Depreciation and amortization	153,089	139,249	9.9%
Loss on disposal of assets	492	131	275.6%

Total operating expenses	$1,193,068	$1,042,783	14.4%

Operating expenses were $1.19 billion for the three months ended March 31, 2010, an increase of $150.3 million as compared to $1.04 billion for the three months ended March 31, 2009. The increase in operating expenses was primarily attributable to higher casino revenues and an increase in our depreciation and amortization expense, partially offset by a decrease in our pre-opening expense, as more fully described below.
Casino expenses increased $145.7 million as compared to the three months ended March 31, 2009. Of the increase, $91.1 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations and $45.1 million was due to Sands Bethlehem, which opened in May 2009.
Room expenses decreased $4.1 million as compared to the three months ended March 31, 2009, primarily due a decrease of $3.4 million at our Las Vegas Operating Properties driven primarily by cost saving initiatives that were implemented during 2009.

The provision for doubtful accounts was $16.4 million for the three months ended March 31, 2010, compared to $21.0 million for the three months ended March 31, 2009. The decrease was due primarily to a $9.0 million provision for one customer during the three months ended March 31, 2009. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Pre-opening expenses were $37.5 million for the three months ended March 31, 2010, compared to $44.9 million for the three months ended March 31, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work on our Cotai Strip development on parcels 5 and 6.
Depreciation and amortization expense increased $13.8 million as compared to the three months ended March 31, 2009. The increase was primarily the result of the opening of Sands Bethlehem, which contributed $6.8 million.
Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, loss on disposal of assets, interest, other expense, gain on early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income (loss) attributable to Las Vegas Sands Corp.):

	Three Months Ended March 31,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$169,915	$121,486	39.9%
Sands Macao	69,761	50,358	38.5%
Four Seasons Macao	19,495	4,368	346.3%
Other Asia	(4,432)	(6,010)	(26.3)%
United States:
Las Vegas Operating Properties	105,292	89,774	17.3%
Sands Bethlehem	10,968	—	—%

Total adjusted property EBITDA	$370,999	$259,976	42.7%

Adjusted property EBITDA at our Macau properties increased $83.0 million as compared to the three months ended March 31, 2009, led by an increase of $48.4 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $180.3 million, partially offset by an increase of $91.1 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $15.5 million as compared to the three months ended March 31, 2009. As previously described, the increase was primarily attributable to an increase in net revenues of $6.9 million, as well as decreases in expenses driven by our cost-cutting measures, which were implemented during 2009 and of which $10.7 million were payroll-related expenses.
Adjusted property EBITDA at Sands Bethlehem does not have a comparable prior-year period. Results of the operations of Sands Bethlehem are as previously described.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$97,818	$85,171
Less — capitalized interest	(19,653)	(14,053)

Interest expense, net	$78,165	$71,118

Cash paid for interest	$91,802	$84,829
Weighted average total debt balance	$11,138,465	$10,469,500
Weighted average interest rate	3.5%	3.3%
Interest cost increased $12.6 million as compared to the three months ended March 31, 2009, resulting from an increase in our weighted average long-term debt balance and weighted average interest rate. The increase in interest cost was offset by an increase in capitalized interest primarily due to Marina Bay Sands and the increase in the weighted average interest rate.
Other Factors Effecting Earnings
Other expense was $6.4 million for the three months ended March 31, 2010, as compared to $5.7 million for the three months ended March 31, 2009. The expense during the three months ended March 31, 2010, was primarily attributable to foreign exchange losses in Macau and a decrease in the fair value of our interest rate cap agreements held in Macau and Singapore.
The gain on early retirement of debt was $2.2 million for the three months ended March 31, 2010, which was primarily related to the repurchase of $32.7 million of the outstanding principal of our senior notes.
Our effective income tax rate was 21.6% for the three months ended March 31, 2010, compared to a rate of 2.3% for the three months ended March 31, 2009. The effective income tax rate for the three months ended March 31, 2010, reflects the commencement of our Singapore operations in April 2010 that are subject to a statutory tax rate of 17% and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-realizable net operating losses in foreign jurisdictions unfavorably impacted our effective income tax rate. A valuation allowance was recorded during the year ended December 31, 2009, on the net deferred tax assets of our U.S. operations. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by our U.S. operations; however, to the extent that the financial results of our U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable, we will be able to reduce the valuation allowance.
The net income attributable to our noncontrolling interests was $30.2 million for the three months ended March 31, 2010, as compared to a net loss of $1.2 million for the three months ended March 31, 2009. The net income during the three months ended March 31, 2010, was primarily attributable to the noncontrolling interest of SCL.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net cash generated from operations	$282,794	$145,715

Investing cash flows:
Change in restricted cash	(182,575)	90,140
Capital expenditures	(538,201)	(523,841)
Proceeds from disposal of property and equipment	2,311	—
Purchases of investments	(173,978)	—

Net cash used in investing activities	(892,443)	(433,701)

Financing cash flows:
Dividends paid to preferred stockholders	(23,350)	(24,473)
Proceeds from long term-debt	272,056	177,429
Repayments of long-term debt	(847,326)	(144,575)
Other	(748)	28

Net cash generated from (used in) financing activities	(599,368)	8,409

Effect of exchange rate on cash	5,446	(114)

Net decrease in cash and cash equivalents	$(1,203,571)	$(279,691)

Cash Flows — Operating Activities
Table games play at our Las Vegas Operating Properties is conducted on a cash and credit basis while table games play at our Macau properties is generally conducted on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2010, increased $137.1 million as compared to the three months ended March 31, 2009. The increase was attributable primarily to the increase in our operating income and favorable changes in our working capital, driven by accrued liabilities, during the three months ended March 31, 2010.
Cash Flows — Investing Activities
Restricted cash increased $182.6 million due primarily to increases in restricted cash in Macau of $179.3 million to be used for debt service under our Macau credit facility and for construction related to our Cotai Strip developments, including the Four Seasons Apartments.
Capital expenditures for the three months ended March 31, 2010, totaled $538.2 million, including $466.6 million for construction and development activities in Singapore; $47.7 million for construction and development activities in Macau (primarily for the Four Seasons Apartments and our other Cotai Strip developments); $11.3 million for construction activities at Sands Bethlehem; and $12.6 million at our Las Vegas Operating Properties and for corporate and other activities.
During the three months ended March 31, 2010, the Company purchased $173.9 million of short-term investments, which are classified as held-to-maturity and recorded at cost.
Cash Flows — Financing Activities
For the three months ended March 31, 2010, net cash flows used in financing activities were $599.4 million. The net decrease was primarily attributable to the repayments of $785.9 million of borrowings under the U.S. senior secured credit facility, payments of $30.2 million to purchase our senior notes and dividends paid to preferred stockholders of $23.4 million, offset by proceeds of $272.1 million under the Singapore credit facility.
Development Financing Strategy
Through March 31, 2010, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility and FF&E facility require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly periods ended March 31 and June 30, 2010, decreases to 5.5x for the quarterly periods ended September 30, and December 31, 2010, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Macau credit facility, as amended in August 2009, requires our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ended March 31 and June 30, 2010, decreases to 3.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under the Macau credit facility would trigger a cross-default under the our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, we completed a $600.0 million exchangeable bond offering and our $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down of $775.9 million under the revolving portion of the U.S. credit facility in March 2010, to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2009 and March 31, 2010, and was contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2010. As of March 31, 2010, our U.S. leverage ratio was 5.4x, compared to the maximum leverage ratio allowed of 6.0x. Proceeds were also used in Macau to exercise the EBITDA true-up provision during the quarterly period ended June 30, 2009, and cash on hand was used to pay down $125.0 million of indebtedness under the Macau credit facility in 2009 in order to maintain compliance with the maximum leverage ratio for the quarterly period ended March 31, 2010. In November 2009, in connection with the SCL Offering, we were required to repay $500.0 million of borrowings under our Macau credit facility, permanently reducing a pro rata portion of the revolving facility. As of March 31, 2010, our Macau leverage ratio was 2.6x, compared to the maximum leverage ratio allowed of 4.0x.
We held unrestricted and restricted cash, cash equivalents and investments of approximately $3.93 billion and $301.6 million, respectively, as of March 31, 2010. We believe that the cash and investments on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our revised development plan and maintain compliance with the financial covenants of our U.S. and Macau credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In connection with receiving commitments for a proposed $1.75 billion project financing credit facility (which we expect to close in the second quarter of 2010) to be used together with $500.0 million of proceeds from the SCL Offering, we are mobilizing to recommence construction of phases I and II of our Cotai Strip development on parcels 5 and 6.
Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2010, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2009, with the exception of borrowings of $285.2 million under our Singapore credit facility (which mature in March 2015 and include quarterly payments commencing with the quarter ending March 31, 2011, with the remaining principal due in full upon maturity), a repayment of $775.9 million under the revolving portion of our senior secured credit facility (which would have matured in May 2012 with no interim amortization) and the repurchase of $32.7 million of the outstanding principal of our senior notes (which would have matured in February 2015).
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

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward- looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:
•
our substantial leverage, debt service and debt covenant compliance (including sensitivity to fluctuations in interest rates, as a significant portion of our debt is variable-rate debt, and other capital markets trends);

•
disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments, including our Cotai Strip, Singapore, Pennsylvania and Las Vegas developments;

•	general economic and business conditions which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects, including those in Macau and Singapore, and our ability to meet certain development deadlines;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macau and Singapore;

•
regulatory policies in mainland China or other countries in which our customers reside, including visa restrictions limiting the number of visits or the length of stay for visitors from mainland China to Macau and restrictions on foreign currency exchange or importation of currency;

•	our dependence upon properties primarily in Las Vegas, Macau and Singapore for all of our cash flow;

•	the expected annualized savings and enhanced operating leverage to be generated from our cost-cutting measures, which were fully implemented during 2009, may not be fully realized;

•
our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes, and the ability of GGP to perform under the purchase and sale agreement for The Shoppes at The Palazzo, as amended;

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands, Sands Bethlehem and the St. Regis Residences;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau, Singapore and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to acts of terrorism;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•	increased competition and additional construction in Las Vegas and Macau, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas and Macau;

•	the popularity of Las Vegas, Macau and Singapore as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our gaming licenses and gaming subconcession;

•	the completion of infrastructure projects in Macau and Singapore;

•	increased competition and other planned construction projects in Macau and Singapore; and

•	the outcome of any ongoing and future litigation.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2010, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending March 31:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$217.3	$—	$217.3	$205.4
Average interest rate(2)	—	—	—	—	6.4%	—	6.4%
Variable rate	$284.9	$1,448.3	$1,677.6	$1,180.3	$5,539.9	$89.1	$10,220.1	$9,256.9
Average interest rate(2)	2.9%	4.0%	4.2%	3.1%	2.3%	2.0%	3.0%
ASSETS
Cap agreements(3)	$—	$—	$0.8	$—	$—	$—	$0.8	$0.8

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of March 31, 2010, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $102.4 million.

(3)	As of March 31, 2010, we have 29 interest rate cap agreements with an aggregate fair value of approximately $0.8 million based on quoted market values from the institutions holding the agreements.

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
Foreign currency transaction losses for the three months ended March 31, 2010, were $4.1 million primarily due to U.S. denominated debt held in Macau. We may be vulnerable to changes in the U.S. dollar/Macau pataca exchange rate. Based on balances as of March 31, 2010, an assumed 1% change in the U.S. dollar/Macau pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $25.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations; thereby, reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”

ITEM 4	— CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2010, and have concluded that they are effective to provide reasonable assurance that the desired control objectives were achieved.
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
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A	— RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

LAS VEGAS SANDS CORP.

ITEM 6	— EXHIBITS
List of Exhibits

Exhibit No.	Description of Document

10.1	Employment Offer Terms and Conditions, agreed on August 3, 2009, by Steve Jacobs and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer

May 7, 2010

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

May 7, 2010