Form 10-Q
period 2010-06-30
LAS VEGAS SANDS CORP
filed 2010-08-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock ($0.001 par value)	660,734,408 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	54

PART II OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 6. Exhibits	56

Signatures

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,518,835	$4,955,416
Restricted cash	91,983	118,641
Investments	173,461	—
Accounts receivable, net	530,331	460,766
Inventories	26,523	27,073
Deferred income taxes, net	75,858	26,442
Prepaid expenses and other	39,833	35,336

Total current assets	4,456,824	5,623,674
Property and equipment, net	14,122,595	13,351,271
Deferred financing costs, net	171,573	138,454
Restricted cash	4,591	—
Deferred income taxes, net	26,046	22,219
Leasehold interests in land, net	1,214,579	1,209,820
Intangible assets, net	92,010	50,129
Other assets, net	178,936	176,539

Total assets	$20,267,154	$20,572,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,156	$82,695
Construction payables	754,667	778,771
Accrued interest payable	20,952	18,332
Other accrued liabilities	915,663	786,192
Income taxes payable	15,011	—
Current maturities of long-term debt	569,196	173,315

Total current liabilities	2,394,645	1,839,305
Other long-term liabilities	89,937	81,959
Deferred income taxes	50,229	—
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	52,540	54,272
Deferred rent from mall transactions	148,226	149,074
Long-term debt	9,826,661	10,852,147

Total liabilities	12,806,166	13,220,685

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	457,106	410,834
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,089,999 shares issued and outstanding with warrants to purchase up to 68,166,786 shares of common stock	234,607	234,607
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 660,733,908 and 660,322,749 shares issued and outstanding	661	660
Capital in excess of par value	5,149,854	5,114,851
Accumulated other comprehensive income	26,400	26,748
Retained earnings	440,249	473,833

Total Las Vegas Sands Corp. stockholders’ equity	5,851,771	5,850,699
Noncontrolling interests	1,152,111	1,089,888

Total equity	7,003,882	6,940,587

Total liabilities and equity	$20,267,154	$20,572,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
		(Unaudited)
Revenues:
Casino	$1,294,301	$798,053	$2,356,071	$1,595,978
Rooms	190,767	161,969	371,549	336,357
Food and beverage	105,079	87,087	197,158	174,395
Convention, retail and other	115,266	95,885	223,481	209,372

	1,705,413	1,142,994	3,148,259	2,316,102
Less-promotional allowances	(110,937)	(84,294)	(218,895)	(178,340)

Net revenues	1,594,476	1,058,700	2,929,364	2,137,762

Operating expenses:
Casino	790,947	532,476	1,485,582	1,081,373
Rooms	34,073	31,524	63,727	65,291
Food and beverage	47,798	44,819	92,101	87,461
Convention, retail and other	65,326	63,234	123,730	122,477
Provision for doubtful accounts	18,711	20,707	35,153	41,717
General and administrative	172,919	123,800	299,178	245,103
Corporate expense	25,954	64,307	49,430	87,731
Rental expense	12,806	7,877	21,504	15,806
Pre-opening expense	50,118	41,830	87,577	86,764
Development expense	676	10	833	264
Depreciation and amortization	170,694	143,633	323,783	282,882
Impairment loss	—	151,175	—	151,175
Loss on disposal of assets	37,679	4,653	38,171	4,784

	1,427,701	1,230,045	2,620,769	2,272,828

Operating income (loss)	166,775	(171,345)	308,595	(135,066)
Other income (expense):
Interest income	2,073	2,692	3,706	8,241
Interest expense, net of amounts capitalized	(76,987)	(64,871)	(155,152)	(135,989)
Other income (expense)	(6,201)	773	(12,649)	(4,970)
Gain on early retirement of debt	961	—	3,137	—

Income (loss) before income taxes	86,621	(232,751)	147,637	(267,784)
Income tax benefit (expense)	(8,073)	54,488	(21,275)	53,675

Net income (loss)	78,548	(178,263)	126,362	(214,109)
Net (income) loss attributable to noncontrolling interests	(36,741)	2,323	(66,974)	3,563

Net income (loss) attributable to Las Vegas Sands Corp.	41,807	(175,940)	59,388	(210,546)
Preferred stock dividends	(23,350)	(23,172)	(46,700)	(46,326)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	(23,136)	(46,272)	(46,272)

Net loss attributable to common stockholders	$(4,679)	$(222,248)	$(33,584)	$(303,144)

Basic and diluted loss per share	$(0.01)	$(0.34)	$(0.05)	$(0.46)

Basic and diluted weighted average shares outstanding	660,364,559	658,877,256	660,322,428	653,370,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss)

	Las Vegas Sands Corp. Stockholders’ Equity
					Accumulated
				Capital in	Other		Total
	Preferred	Common	Treasury	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Stock	Par Value	Income	Earnings	Income (Loss)	Interests	Total
					(In thousands)
					(Unaudited)
Balance at January 1, 2009	$298,066	$642	$—	$3,090,292	$17,554	$1,015,554		$3,073	$4,425,181
Net loss	—	—	—	—	—	(210,546)	(210,546)	(3,563)	(214,109)
Currency translation adjustment	—	—	—	—	(2,756)	—	(2,756)	—	(2,756)

Total comprehensive loss							(213,302)	(3,563)	(216,865)
Tax shortfall from stock-based compensation	—	—	—	(3,284)	—	—		—	(3,284)
Stock-based compensation	—	—	—	22,528	—	—		—	22,528
Purchase of treasury stock	—	—	(13)	—	—	—		—	(13)
Warrants exercised and settled with preferred stock	(63,459)	18	—	63,441	—	—		—	—
Contribution from noncontrolling interest	—	—	—	—	—	—		41	41
Deemed contribution from Principal Stockholder	—	—	—	220	—	—		—	220
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(41,143)		—	(41,143)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(46,272)		—	(46,272)

Balance at June 30, 2009	$234,607	$660	$(13)	$3,173,197	$14,798	$710,739		$(449)	$4,133,539

Balance at January 1, 2010	$234,607	$660	$—	$5,114,851	$26,748	$473,833		$1,089,888	$6,940,587
Net income	—	—	—	—	—	59,388	59,388	66,974	126,362
Currency translation adjustment	—	—	—	—	(348)	—	(348)	(4,148)	(4,496)

Total comprehensive income							59,040	62,826	121,866
Exercise of stock options	—	1	—	3,922	—	—		—	3,923
Tax shortfall from stock-based compensation	—	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	—	28,718	—	—		1,742	30,460
Deemed contribution from Principal Stockholder	—	—	—	213	—	—		—	213
Acquisition of remaining shares of noncontrolling interest	—	—	—	2,345	—	—		(2,345)	—
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(39,846)		—	(39,846)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(46,272)		—	(46,272)

Balance at June 30, 2010	$234,607	$661	$—	$5,149,854	$26,400	$440,249		$1,152,111	$7,003,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$126,362	$(214,109)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	323,783	282,882
Amortization of leasehold interests in land included in rental expense	21,504	14,451
Amortization of deferred financing costs and original issue discount	17,530	13,248
Amortization of deferred gain and rent	(2,580)	(2,580)
Gain on early retirement of debt	(3,137)	—
Impairment and loss on disposal of assets	38,171	155,959
Stock-based compensation expense	28,932	20,905
Provision for doubtful accounts	35,153	41,717
Foreign exchange (gain) loss	(8,836)	14
Deferred income taxes	(6,450)	(57,942)
Non-cash contribution from Principal Stockholder included in corporate expense	213	220
Changes in operating assets and liabilities:
Accounts receivable	(104,581)	(24,009)
Inventories	543	1,659
Prepaid expenses and other	(6,561)	43,328
Leasehold interests in land	(17,211)	(17,671)
Accounts payable	36,285	17,100
Accrued interest payable	2,464	(4,498)
Income taxes payable	15,011	—
Other accrued liabilities	141,310	37,172

Net cash generated from operating activities	637,905	307,846

Cash flows from investing activities:
Changes in restricted cash	22,926	3,821
Capital expenditures	(1,127,268)	(1,022,534)
Proceeds from disposal of property and equipment	5,647	—
Purchases of investments	(173,774)	—
Acquisition of gaming license and certificate	(43,305)	—

Net cash used in investing activities	(1,315,774)	(1,018,713)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,923	—
Dividends paid to preferred stockholders	(46,700)	(47,997)
Purchase of treasury stock	—	(13)
Proceeds from long-term debt (Note 5)	596,560	504,379
Repayments on long-term debt (Note 5)	(1,265,218)	(194,636)
Contribution from noncontrolling interest	—	41
Payments of deferred financing costs	(54,365)	(4,431)

Net cash generated from (used in) financing activities	(765,800)	257,343

Effect of exchange rate on cash	7,088	394

Decrease in cash and cash equivalents	(1,436,581)	(453,130)
Cash and cash equivalents at beginning of period	4,955,416	3,038,163

Cash and cash equivalents at end of period	$3,518,835	$2,585,033

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$134,979	$127,481

Cash payments for taxes, net of refunds	$150	$(70,007)

Changes in construction payables	$(24,104)	$44,478

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1,528	$1,623

Property and equipment acquired under capital lease	$2,802	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$46,272	$46,272

Acquisition of remaining shares of noncontrolling interest	$2,345	$—

Warrants exercised and settled through tendering of preferred stock	$—	$63,459

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
On May 22, 2009, the Company opened the casino component of Sands Bethlehem, which features slot machines and several food and beverage offerings, as well as the parking garage and surface parking. In April 2010, the Company recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. In May 2010, the Company paid a $16.5 million table game licensing fee and in July 2010 was issued its table games certificate by the Pennsylvania Gaming Control Board and commenced table games operations. Construction activities on the remaining components, which include an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve and when the suspended components are able to be financed. As of June 30, 2010, the Company has capitalized construction costs of $637.0 million for this project (including $17.7 million in outstanding construction payables). The Company expects to spend approximately $55 million to complete construction of the hotel tower, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.
Macau
The Company owns 70.3% of SCL, which includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.
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
The Company owns the Four Seasons Hotel Macao, Cotai StripTM (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai StripTM (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of June 30, 2010, the Company has capitalized construction costs of $1.06 billion for the entire project (including $27.4 million in outstanding construction payables). The Company expects to spend approximately $145 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables, as noted above.
Singapore
The Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands, portions of which opened on April 27, 2010, is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyParkTM (which sits atop the hotel towers and features swimming pools and several dining options), a casino, an enclosed retail, dining and entertainment

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of June 30, 2010, the Company has capitalized 6.99 billion Singapore dollars (“SGD,” approximately $5.04 billion at exchange rates in effect on June 30, 2010) in costs for this project, including the land premium and SGD 739.3 million (approximately $532.9 million at exchange rates in effect on June 30, 2010) in outstanding construction payables. The Company expects to spend approximately SGD 1.7 billion (approximately $1.2 billion at exchange rates in effect on June 30, 2010) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 1.0 billion (approximately $750 million at exchange rates in effect on June 30, 2010) is expected to be spent during 2010. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on its current development plan, the Company expects to progressively open a majority of Marina Bay Sands throughout 2010.
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
United States
The Company was constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. As part of its revised development plan, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of June 30, 2010, the Company has capitalized construction costs of $175.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
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
As part of its revised development plan, the Company is sequencing the construction of its integrated resort development on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
theater and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $1.9 billion. Phase II of the project includes completion of the additional Sheraton hotel tower as well as the remaining retail facilities and the total cost is expected to be approximately $235 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. In connection with the Company entering into a $1.75 billion Venetian Orient Limited (“VOL”) credit facility (see “— Note 5 — Long-term Debt — VOL Credit Facility”) to be used together with $500.0 million of proceeds from the SCL Offering, the Company is mobilizing to recommence construction of phases I and II. The Company expects that phase I will be completed in the third quarter of 2011 and that it will take an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2010, the Company has capitalized construction costs of $1.78 billion for the entire project (including $139.6 million in outstanding construction payables). The Company’s management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, may represent a default under the respective agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. See “— Note 11 — Commitments and Contingencies — Other Agreements.”
The Company had commenced pre-construction on parcels 7 and 8 and 3, and has capitalized construction costs of $102.3 million for parcels 7 and 8 and $35.5 million for parcel 3 as of June 30, 2010. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of June 30, 2010, the Company has capitalized an aggregate of $5.88 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to receiving the $1.75 billion VOL credit facility for phases I and II of parcels 5 and 6, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. In November 2009, the Company made an initial premium payment of 700.0 million patacas (approximately $87.3 million at exchange rates in effect on June 30, 2010) for the land concession on parcels 5 and 6, which became effective in May 2010 when it was published in Macau’s Official Gazette. The Company does not own these land sites in Macau; however, the land concession grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). The Company believes that if it is not able to complete the developments by the respective deadlines, it will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If the Company is unable to meet the deadlines and those deadlines are not extended, it could lose its land concessions for parcels 3 and 5 and 6, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could forfeit all or a substantial portion of its $35.5 million and $1.78 billion in capitalized costs, as of June 30, 2010, related to its developments on parcels 3 and 5 and 6, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The Company does not yet have all of the necessary Macau government approvals to develop its planned Cotai Strip developments on parcels 3, 5 and 6, and 7 and 8. The Company has received land concessions for parcels 3 and 5 and 6. Based on historical experience with the Macau government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2, 3 and 5 and 6, management believes that the land concession for parcels 7 and 8 will be granted; however, if the Company does not obtain land concession, the Company could forfeit all or a substantial portion of its $102.3 million in capitalized costs, as of June 30, 2010, related to its development on parcels 7 and 8.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through June 30, 2010, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility and FF&E facility require the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly period ended June 30, 2010, decreases to 5.5x for quarterly periods ended September 30 and December 31, 2010, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Macau credit facility, as amended in August 2009, requires the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended June 30, 2010, decreases to 3.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facilities would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Macau credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2009 and March 31, 2010, and was contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended March 31 and June 30, 2010.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The Company held unrestricted and restricted cash, cash equivalents and investments of approximately $3.69 billion and $96.6 million, respectively, as of June 30, 2010. The Company believes that the cash and investments on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its revised development plan and maintain compliance with the financial covenants of its U.S. and Macau credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. Subsequent to June 30, 2010, the Company began working on an amendment to its U.S. credit facility, which contemplates a pay down of a portion of the outstanding balances of its term loans and a reduction of its revolving credit facility commitments in exchange for the extension of maturities and other modifications to the credit agreement intended to increase the Company’s financial flexibility. Additionally, in connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, the Company is mobilizing to recommence construction of phases I and II of the Company’s Cotai Strip development on parcels 5 and 6.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for variable interest entities (“VIEs”), which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. In December 2009, the FASB supplemented its authoritative guidance for VIE’s, which establishes new criteria for consolidation based on power to direct the activities of a VIE that would significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance does not allow grandfathering of existing structures and is effective January 1, 2010. The application of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 7 — Variable Interest Entities.”
In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and gross presentation of activity within the reconciliation for Level 3 fair value measurements. The guidance also clarifies existing requirements on the level of disaggregation and required disclosures regarding inputs and valuation techniques for both recurring and nonrecurring Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of gross presentation of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 10 — Fair Value Measurements” for the required disclosure.
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
Revision
In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, the Company revised its December 31, 2009, condensed consolidated balance sheet and condensed consolidated statements of equity and comprehensive income (loss) to appropriately reflect the impact of the issuance of SCL shares upon its initial public offering. This revision resulted in a $655.7 million increase in the noncontrolling interests balance with a corresponding reduction to capital in excess of par value. The revision, which the Company determined is not material, had no impact on total equity, results of operations or cash flows.
Reclassification
The Company reclassified its intangible assets, net of amortization, as of December 31, 2009, which was previously included in other assets, net, to conform to the current presentation (see “— Note 4 — Intangible Assets, Net”). The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.
NOTE 2 — INVESTMENTS
In accordance with applicable accounting standards, investments in securities are classified as either held to maturity, trading or available for sale. Management determines the classification of its investments at the time of purchase. The Company’s securities are classified as held to maturity, as the Company has positive intent and ability to hold the securities to maturity, and are recorded at cost, which is equivalent to their fair value. As of June 30, 2010, the Company has $173.5 million in non-U.S. government fixed maturity investments, of which $109.2 million and $64.3 million will mature in July and August 2010, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land and improvements	$397,365	$353,791
Building and improvements	10,281,051	6,898,071
Furniture, fixtures, equipment and leasehold improvements	1,883,724	1,703,792
Transportation	403,819	403,256
Construction in progress	3,119,397	5,647,986

	16,085,356	15,006,896
Less — accumulated depreciation and amortization	(1,962,761)	(1,655,625)

	$14,122,595	$13,351,271

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Other Macau Development Projects (principally Cotai Strip parcels 5 and 6)	$1,951,975	$1,915,587
Marina Bay Sands	509,289	3,119,935
Four Seasons Macao (principally the Four Seasons Apartments)	374,522	328,300
Sands Bethlehem	92,228	85,159
Other	191,383	199,005

	$3,119,397	$5,647,986

The $191.4 million in other construction in progress consists primarily of construction of the St. Regis Residences, other projects in Las Vegas and at The Venetian Macao and Sands Macao.
As of June 30, 2010, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement between Venetian Casino Resort, LLC (“VCR”) and GGP based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the agreement and subject to certain later audit adjustments. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect, and may have a future effect, on the calculation of NOI. Approximately $284.4 million of property and equipment (net of $27.0 million of accumulated depreciation), which was sold to GGP, is included in the condensed consolidated balance sheet as of June 30, 2010. The Company will continue to review the Chapter 11 Cases and the projected financial performance of the tenants to be included in the NOI calculation, and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company may be required to record further impairment charges in the future depending on changes in the projections. Based on GGP’s current financial condition, there can be no assurance that GGP will make its final payment.
The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its Macau mall operations was $386.6 million and $60.0 million, respectively, as of June 30, 2010. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is $28.9 million and $2.1 million, respectively, as of June 30, 2010.
During the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009, the Company capitalized interest expense of $22.7 million, $42.3 million, $14.1 million and $28.2 million, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4 — INTANGIBLE ASSETS, NET
Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Gaming licenses and certificate	$93,529	$50,000
Less — accumulated amortization	(1,627)	—

	91,902	50,000

Trademarks	265	263
Less — accumulated amortization	(157)	(134)

	108	129

Intangible assets, net	$92,010	$50,129

In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2010, the Company was issued a gaming license from the Singapore Casino Regulatory Authority (the “CRA”) for its gaming operations at Marina Bay Sands, which was acquired for SGD 37.5 million (approximately $27.0 million at exchange rates in effect on June 30, 2010). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA.
NOTE 5 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,910,000	$2,925,000
Senior Secured Credit Facility — Delayed Draws I and II	982,000	987,000
Senior Secured Credit Facility — Revolving	—	775,860
6.375% Senior Notes (net of original issue discount of $807 and $1,164, respectively)	188,905	248,836
FF&E Facility	91,850	108,550
Airplane Financings	80,266	82,110
HVAC Equipment Lease	23,835	24,717
Other	4,323	4,778
Macau Related:
Macau Credit Facility — Term B	1,492,789	1,501,789
Macau Credit Facility — Term B Delayed	580,529	584,029
Macau Credit Facility — Revolving	129,640	479,640
Macau Credit Facility — Local Term	54,932	67,697
Ferry Financing	192,504	210,762
Other	11,350	11,016
Singapore Related:
Singapore Credit Facility	3,650,740	3,013,678
Other	2,194	—

	10,395,857	11,025,462
Less — current maturities	(569,196)	(173,315)

Total long-term debt	$9,826,661	$10,852,147

Senior Secured Credit Facility
During the six months ended June 30, 2010, the Company paid down $775.9 million under the revolving portion of its Senior Secured Credit Facility. As of June 30, 2010, the Company had $888.0 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Subsequent to June 30, 2010, the Company began working on an amendment with respect to its Senior Secured Credit Facility. The amendment contemplates a pay down of a portion of the outstanding balances of its term loans and a reduction of its revolving credit facility commitments in exchange for the extension of maturities and other modifications to the credit agreement intended to increase the Company’s financial flexibility.
Senior Notes
During the three and six months ended June 30, 2010, the Company repurchased $27.6 million and $60.3 million, respectively, of the outstanding principal of its Senior Notes and recorded a gain of $1.0 million and $3.4 million, respectively, in connection with the repurchase.
Macau Credit Facility
During the six months ended June 30, 2010, the Company paid down $350.0 million under the revolving portion of its Macau Credit Facility. As of June 30, 2010, the Company had $467.7 million of available borrowing capacity under the Macau Credit Facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc. Subsequent to June 30, 2010, the Company paid down the remaining $129.6 million outstanding under the revolving portion of its Macau Credit Facility.
VOL Credit Facility
On May 17, 2010, a subsidiary of the Company, Venetian Orient Limited (“VOL,” owner and developer of the integrated resort on Cotai Strip parcels 5 and 6), entered into a credit agreement (the “VOL Credit Facility”) providing for up to $1.75 billion (or equivalent in Hong Kong dollars or Macau patacas), which consists of a $750.0 million term loan (the “VOL Term Facility”) that was fully drawn on July 16, 2010, a $750.0 million delayed draw term loan available for 18 months after closing (the “VOL Delayed Draw Facility”) and a $250.0 million revolving facility (the “VOL Revolving Facility”). As of June 30, 2010, the Company had not drawn any amounts under the VOL Revolving Facility.
The indebtedness under the VOL Credit Facility is guaranteed by any future restricted subsidiaries of VOL. The obligations under the VOL Credit Facility are collateralized by a first-priority security interest in substantially all of VOL’s assets, other than (1) capital stock and similar ownership interests, (2) certain furniture, fixtures, fittings and equipment and (3) certain other excluded assets.
The VOL Credit Facility matures on June 17, 2015, with VOL required to repay or prepay the VOL Credit Facility under certain circumstances. Commencing on March 31, 2013, and at the end of each subsequent quarter in 2013, VOL is required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis in an amount equal to 5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. Commencing on March 31, 2014, and at the end of each subsequent quarter in 2014, VOL is required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata bases in an amount equal to 7.5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. In addition, commencing with December 31, 2013, and the end of each fiscal year thereafter, VOL is required to further repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis with 50%, subject to downward adjustments if certain conditions are met, of its excess free cash flow (as defined by the VOL Credit Facility).
Borrowings under the VOL Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or the Hong Kong Interbank Offered Rate (or “HIBOR,” in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 4.5% per annum. VOL will pay standby fees of 2.0% per annum on the undrawn amounts under the VOL Term and Delayed Draw Facilities and 1.50% per annum on the undrawn amounts under the VOL Revolving Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The VOL Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, incurrence of indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions and use of proceeds from the facility. The VOL Credit Facility also requires VOL to comply with financial covenants as of the first full quarter beginning six months after the commencement of substantial operations of phases I and II of the integrated resort on Cotai Strip parcels 5 and 6, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to total interest expense. The VOL Credit Facility also contains events of default customer for such financings.
Singapore Credit Facility
As of June 30, 2010, the Company had SGD 116.4 million (approximately $83.9 million at exchange rates in effect on June 30, 2010) of available borrowing capacity under the Singapore Credit Facility, net of outstanding banker’s guarantees.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Proceeds from Singapore Credit Facility	$596,560	$494,492
Proceeds from Ferry Financing	—	9,887

	$596,560	$504,379

Repayments on Senior Secured Credit Facility	$(795,860)	$(20,000)
Repayments on Macau Credit Facility	(375,036)	(137,537)
Repayments on Singapore Credit Facility	—	(17,992)
Repayments on Senior Notes	(56,675)	—
Repayments on Ferry Financing	(17,493)	—
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on HVAC Equipment Lease	(882)	—
Repayments on FF&E Facility and Other Long-Term Debt	(17,428)	(17,263)

	$(1,265,218)	$(194,636)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2010, was approximately $9.32 billion, compared to its carrying value of $10.37 billion. As of December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $9.66 billion, compared to its carrying value of $11.0 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 6 — EQUITY AND LOSS PER SHARE
Preferred Stock and Warrants
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525

				$47,997

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	May 17, 2010	13,125	10,225	23,350

				$46,700

July 29, 2010	August 16, 2010	$13,125	$10,225	$23,350
During the six months ended June 30, 2010, no warrants were exercised. During the six months ended June 30, 2009, holders of the preferred stock exercised 1,106,301 warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the warrant exercise price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Loss Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding (used in the calculation of basic loss per share)	660,364,559	658,877,256	660,322,428	653,370,686
Potential dilution from stock options, restricted stock and warrants	—	—	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted loss per share)	660,364,559	658,877,256	660,322,428	653,370,686

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted loss per share	173,331,327	170,644,057	173,331,327	170,644,057

Accumulated Comprehensive Income and Comprehensive Income (Loss)
As of June 30, 2010 and December 31, 2009, accumulated comprehensive income consisted solely of foreign currency translation adjustments.
Total comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$78,548	$(178,263)	$126,362	$(214,109)
Currency translation adjustment	(2,172)	18,270	(4,496)	(2,756)

Total comprehensive income (loss)	76,376	(159,993)	121,866	(216,865)
Less: comprehensive (income) loss attributable to noncontrolling interests	(34,040)	2,323	(62,826)	3,563

Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$42,336	$(157,670)	$59,040	$(213,302)

NOTE 7 — VARIABLE INTEREST ENTITIES
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
As of June 30, 2010 and December 31, 2009, the Company’s joint ventures had total assets of $97.0 million and $105.6 million, respectively, and total liabilities of $72.6 million and $75.3 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macau and Singapore. In the U.S., the Company is currently under examination for years 2005 through 2008 and is subject to examination for years after 2008. In Macau and Singapore, the Company is subject to examination for years after 2005. It is reasonably possible that unrecognized tax benefits could significantly change within the next 12 months, due to the progression of ongoing examinations. An estimate of the amount of possible changes cannot be made at this time. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.
The Company recorded valuation allowances on the net deferred tax assets of the Company’s U.S. operations and certain foreign jurisdictions and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013.
NOTE 9 — STOCK-BASED EMPLOYEE COMPENSATION
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards, representing 10% of the outstanding shares of the SCL Offering. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of June 30, 2010, there were 784,410,408 shares available for grant under the SCL Equity Plan.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Stock-Based Compensation Activity
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Compensation expense:
Stock options	$13,714	$8,973	$28,682	$20,070
Restricted shares	125	336	250	835

	$13,839	$9,309	$28,932	$20,905

Compensation cost capitalized as part of property and equipment	$798	$996	$1,528	$1,623

LVSC 2004 Plan:
Stock options granted	2,043	1,449	4,089	7,048

Weighted average grant date fair value	$25.69	$5.16	$20.62	$2.44

Restricted shares granted	14	37	14	66

Weighted average grant date fair value	$24.94	$9.49	$24.94	$7.38

SCL Equity Plan:
Stock options granted	2,500	—	20,376	—

Weighted average grant date fair value	$0.88	$—	$1.03	$—

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
LVSC 2004 Plan:
Weighted average volatility	88.1%	77.5%	92.9%	74.7%
Expected term (in years)	6.3	6.3	5.3	5.0
Risk-free rate	3.0%	2.6%	2.9%	2.6%
Expected dividends	—	—	—	—
SCL Equity Plan:
Weighted average volatility	73.6%	—	73.6%	—
Expected term (in years)	5.6	—	6.2	—
Risk-free rate	2.0%	—	2.0%	—
Expected dividends	—	—	—	—
NOTE 10 — FAIR VALUE MEASUREMENTS
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
The following table provides the assets carried at fair value (in thousands):

	Total Carrying	Fair Value Measurements as of June 30, 2010 Using:
	Value as of	Quoted Market	Significant Other	Significant
	June 30,	Prices in Active	Observable Inputs	Unobservable Inputs
	2010	Markets (Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$2,328,357	$2,328,357	$—	$—
Interest rate caps(2)	$723	$—	$723	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
The Company has 31 interest rate cap agreements with an aggregate fair value of approximately $0.7 million, based on quoted market values from the institutions holding the agreements as of June 30, 2010.

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
Macau Operations
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company has appealed the verdict to the Nevada Supreme Court and the appeal has been fully briefed by all parties. The Nevada Supreme Court has scheduled oral argument on the appeal for September 2, 2010. The Company believes that it has valid bases in law and fact to overturn or appeal the verdict. As a result, the Company has concluded that it is not probable that it has incurred a loss relating to this matter. The Company believes a range of possible loss, which cannot be reasonably estimated at this time, is between zero and the amount of the judgment. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post judgment interest.
On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. The plaintiffs’ counsel filed a motion to withdraw from representing the plaintiffs on December 15, 2009, and it was granted by the Magistrate on January 12, 2010. On February 11, 2010, the Magistrate filed a recommendation that the case be dismissed in the court docket. The plaintiffs had until February 28, 2010, to file any objections thereto. None were filed and the District Court entered an order on April 16, 2010, dismissing the case. The plaintiff’s did not timely file an appeal of the District Court’s order dismissing the case and this matter has been closed.
On October 16, 2009, the Company received a letter from counsel to Far East Consortium International Ltd. (“FEC”) notifying the Company that it may pursue various claims seeking, among other things, monetary damages and an entitlement to an ownership interest in any development projects on parcel 3 in Macau, which the Company will own and operate. The Company believes such claims are based on a non-legally binding memorandum of agreement that expired by its terms in 2005. The Company intends to vigorously contest any claims or lawsuits that may be brought by FEC.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
China Matters
The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly foreign-owned enterprises (“WFOEs”) to counterparties and other vendors in China. These WFOEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macau for the Company’s operations in Macau. SAFE recently preliminarily indicated that its investigation of these matters was nearly complete and that it may impose a fine or penalty against the Company’s WFOEs, although it has not done so to date. The Company believes that the WFOEs complied with then-applicable SAFE regulations in connection with these matters. The Company and the WFOEs will continue to address this matter with SAFE and may contest any fine or penalty that may be imposed. The Company does not believe that any fine or penalty that may be imposed on the WFOEs as a result of these matters would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Securities Litigation
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On June 15, 2010, a stipulated order was entered extending the time for the defendants to respond to the complaint until after a lead plaintiff is appointed by the court and an amended complaint is thereafter filed. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the United States District Court for the District of Nevada, against LVSC, Messrs Adelson, and Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which is substantially similar to the matter discussed above, seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
Singapore Development Project
In August 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company entered into the SGD 5.44 billion (approximately $3.92 billion at exchange rates in effect on June 30, 2010) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
In December 2009, MBS signed a supplement to the Development Agreement with the STB, which permits the Marina Bay Sands to open in stages throughout 2010 in accordance with an agreed upon schedule. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. If MBS fails to meet this deadline, the STB will be entitled to draw on the SGD 192.6 million (approximately $138.8 million at exchange rates in effect on June 30, 2010) security deposit under the Singapore Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Other Agreements
The Company has entered into agreements with Starwood and Shangri-La to manage hotels on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the serviced luxury apart-hotel units located thereon. The management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays may represent a default under the agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. The Company is mobilizing to recommence construction on parcels 5 and 6 and is negotiating (or undertaking to negotiate) amendments to its management agreements with Starwood and Shangri-La to provide for new opening timelines. Additionally, although the Company’s agreement with Starwood related to the St. Regis Residences has been terminated in connection with the suspension of the project, as part of the negotiations in Macau, the Company is continuing its discussions with Starwood in relation to the branding of the St. Regis Residences. If negotiations are unsuccessful and Starwood or Shangri-La exercises their rights to terminate their agreements, the Company would have to find new managers and brands for these projects. Such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
NOTE 12 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau); and Marina Bay Sands. The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands; Other Development Projects (on Cotai Strip parcels 3, 5, 6, 7 and 8); and Corporate and Other (comprised primarily of airplanes and the St. Regis Residences). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the three months and six ended June 30, 2009, has been reclassified to conform to the current presentation. The Company’s segment information as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Macau:
The Venetian Macao	$581,032	$443,608	$1,130,727	$927,708
Sands Macao	302,212	234,198	586,018	458,610
Four Seasons Macao	144,096	48,700	246,440	95,691
Other Asia	28,386	19,110	52,558	43,039

	1,055,726	745,616	2,015,743	1,525,048
United States:
Las Vegas Operating Properties	276,219	291,940	601,729	610,578
Sands Bethlehem	68,624	32,711	135,865	32,711

	344,843	324,651	737,594	643,289
Singapore	216,393	—	216,393	—
Intersegment eliminations	(22,486)	(11,567)	(40,366)	(30,575)

Net revenues	$1,594,476	$1,058,700	$2,929,364	$2,137,762

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Adjusted Property EBITDA(1)
Macau:
The Venetian Macao	$192,829	$109,974	$362,744	$231,460
Sands Macao	81,212	61,049	150,973	111,407
Four Seasons Macao	32,999	5,563	52,494	9,931
Other Asia	(6,154)	(9,891)	(10,586)	(15,901)

	300,886	166,695	555,625	336,897
United States:
Las Vegas Operating Properties	65,992	78,110	171,284	167,884
Sands Bethlehem	12,121	2,837	23,089	2,837

	78,113	80,947	194,373	170,721
Singapore	94,466	—	94,466	—

Total adjusted property EBITDA	473,465	247,642	844,464	507,618
Other Operating Costs and Expenses
Stock-based compensation expense	(8,763)	(5,502)	(14,571)	(13,278)
Corporate expense	(25,954)	(64,307)	(49,430)	(87,731)
Rental expense	(12,806)	(7,877)	(21,504)	(15,806)
Pre-opening expense	(50,118)	(41,830)	(87,577)	(86,764)
Development expense	(676)	(10)	(833)	(264)
Depreciation and amortization	(170,694)	(143,633)	(323,783)	(282,882)
Impairment loss	—	(151,175)	—	(151,175)
Loss on disposal of assets	(37,679)	(4,653)	(38,171)	(4,784)

Operating income (loss)	166,775	(171,345)	308,595	(135,066)
Other Non-Operating Costs and Expenses
Interest income	2,073	2,692	3,706	8,241
Interest expense, net of amounts capitalized	(76,987)	(64,871)	(155,152)	(135,989)
Other income (expense)	(6,201)	773	(12,649)	(4,970)
Gain on early retirement of debt	961	—	3,137	—
Income tax benefit (expense)	(8,073)	54,488	(21,275)	53,675
Net (income) loss attributable to noncontrolling interests	(36,741)	2,323	(66,974)	3,563

Net income (loss) attributable to Las Vegas Sands Corp.	$41,807	$(175,940)	$59,388	$(210,546)

(1)
Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other income (expense), gain on early retirement of debt, income tax benefit (expense) and net (income) loss attributable to noncontrolling interests. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Intersegment Revenues
Macau:
The Venetian Macao	$2,753	$395	$5,166	$842
Other Asia	16,608	10,234	30,433	27,661

	19,361	10,629	35,599	28,503
Las Vegas Operating Properties	2,721	938	4,363	2,072
Singapore	404	—	404	—

Total intersegment revenues	$22,486	$11,567	$40,366	$30,575

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Capital Expenditures
Corporate and Other	$8,759	$28,331
Macau:
The Venetian Macao	18,003	12,512
Sands Macao	1,374	4,721
Four Seasons Macao	15,624	128,081
Other Asia	2,409	16,445
Other Development Projects	85,993	56,076

	123,403	217,835
United States:
Las Vegas Operating Properties	9,192	54,693
Sands Bethlehem	22,177	174,188

	31,369	228,881
Singapore	963,737	547,487

Total capital expenditures	$1,127,268	$1,022,534

	June 30,	December 31,
	2010	2009
Total Assets
Corporate and Other	$1,124,394	$1,849,596
Macau:
The Venetian Macao	2,777,952	2,836,643
Sands Macao	528,685	527,737
Four Seasons Macao	1,160,114	1,151,028
Other Asia	339,050	328,584
Other Development Projects	2,426,431	2,085,984

	7,232,232	6,929,976
United States:
Las Vegas Operating Properties	5,698,335	6,893,106
Sands Bethlehem	747,089	737,062

	6,445,424	7,630,168
Singapore	5,465,104	4,162,366

Total assets	$20,267,154	$20,572,106

	June 30,	December 31,
	2010	2009
Total Long-Lived Assets
Corporate and Other	$314,131	$324,268
Macau:
The Venetian Macao	2,236,188	2,324,882
Sands Macao	330,866	355,170
Four Seasons Macao	1,038,162	1,047,201
Other Asia	270,854	276,559
Other Development Projects	2,060,919	2,022,861

	5,936,989	6,026,673
United States:
Las Vegas Operating Properties	3,528,743	3,642,405
Sands Bethlehem	605,303	610,846

	4,134,046	4,253,251
Singapore	4,952,008	3,956,899

Total long-lived assets	$15,337,174	$14,561,091

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
LVSC is the obligor of the Senior Notes due 2015. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC (collectively, the “Original Guarantors”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. Effective May 2007, in conjunction with entering into the Senior Secured Credit Facility, LVSC, the Original Guarantors and the trustee entered into a supplemental indenture related to the Senior Notes, whereby the following subsidiaries were added as full and unconditional guarantors on a joint and several basis: Sands Expo & Convention Center, Inc. (formerly Interface Group-Nevada, Inc.), Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively with the Original Guarantors, the “Guarantor Subsidiaries”). LVS (Nevada) International Holdings, Inc. (“LVS Nevada”) and LVS Management Services, LLC, newly formed subsidiaries, were added in September 2009 as full and unconditional guarantors to the Senior Notes on a joint and several basis, and have been included in the group of subsidiaries that is the Guarantor Subsidiaries. In November 2009, Venetian Venture Development was merged with and into LVS Nevada, with LVS Nevada as the surviving entity. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $40.3 million (consisting of $284.4 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $47.0 million (consisting of $291.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of June 30, 2010 and December 31, 2009, respectively, and a net loss (consisting primarily of depreciation expense) of $3.7 million and $7.4 million for the three and six months ended June 30, 2010, respectively, and $3.7 million and $6.2 million for the three and six months ended June, 30 2009, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, is as follows (in thousands):
Condensed Consolidating Balance Sheets
June 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$429,467	$1,991,125	$1,098,243	$—	$3,518,835
Restricted cash	—	2,204	89,779	—	91,983
Investments	—	—	173,461	—	173,461
Intercompany receivables	—	55,028	19,715	(74,743)	—
Accounts receivable, net	905	159,305	371,029	(908)	530,331
Inventories	1,914	10,231	14,378	—	26,523
Deferred income taxes, net	—	25,739	55,301	(5,182)	75,858
Prepaid expenses and other	3,053	7,583	29,197	—	39,833

Total current assets	435,339	2,251,215	1,851,103	(80,833)	4,456,824
Property and equipment, net	139,894	3,666,059	10,316,642	—	14,122,595
Investments in subsidiaries	6,054,456	4,200,699	—	(10,255,155)	—
Deferred financing costs, net	846	31,376	139,351	—	171,573
Restricted cash	—	4,591	—	—	4,591
Intercompany receivables	32,465	86,353	—	(118,818)	—
Intercompany notes receivable	—	573,241	—	(573,241)	—
Deferred income taxes, net	53,138	—	—	(27,092)	26,046
Leasehold interests in land, net	—	—	1,214,579	—	1,214,579
Intangible assets, net	—	—	92,010	—	92,010
Other assets, net	1,981	29,708	147,247	—	178,936

Total assets	$6,718,119	$10,843,242	$13,760,932	$(11,055,139)	$20,267,154

Accounts payable	$3,862	$28,117	$88,085	$(908)	$119,156
Construction payables	—	2,204	752,463	—	754,667
Intercompany payables	25,095	—	49,648	(74,743)	—
Accrued interest payable	4,640	1,077	15,235	—	20,952
Other accrued liabilities	8,972	144,498	762,193	—	915,663
Income taxes payable	14,797	—	214	—	15,011
Deferred income taxes	5,182	—	—	(5,182)	—
Current maturities of long-term debt	3,688	133,540	431,968	—	569,196

Total current liabilities	66,236	309,436	2,099,806	(80,833)	2,394,645
Other long-term liabilities	48,906	10,734	30,297	—	89,937
Intercompany payables	28,616	—	90,202	(118,818)	—
Intercompany notes payable	—	—	573,241	(573,241)	—
Deferred amounts related to mall transactions	—	444,694	—	—	444,694
Deferred income taxes	—	27,469	49,852	(27,092)	50,229
Long-term debt	265,484	3,874,145	5,687,032	—	9,826,661

Total liabilities	409,242	4,666,478	8,530,430	(799,984)	12,806,166

Preferred stock issued to Principal Stockholder’s family	457,106	—	—	—	457,106
Total Las Vegas Sands Corp. stockholders’ equity	5,851,771	6,176,359	4,078,796	(10,255,155)	5,851,771
Noncontrolling interests	—	405	1,151,706	—	1,152,111

Total equity	5,851,771	6,176,764	5,230,502	(10,255,155)	7,003,882

Total liabilities and equity	$6,718,119	$10,843,242	$13,760,932	$(11,055,139)	$20,267,154

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Balance Sheets
December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$254,256	$3,033,625	$1,667,535	$—	$4,955,416
Restricted cash	—	6,954	111,687	—	118,641
Intercompany receivables	—	101,485	27,646	(129,131)	—
Accounts receivable, net	727	152,151	309,547	(1,659)	460,766
Inventories	1,906	12,332	12,835	—	27,073
Deferred income taxes, net	—	29,117	1,992	(4,667)	26,442
Prepaid expenses and other	11,410	5,251	18,675	—	35,336

Total current assets	268,299	3,340,915	2,149,917	(135,457)	5,623,674
Property and equipment, net	140,684	3,786,061	9,424,526	—	13,351,271
Investment in subsidiaries	6,242,214	4,117,915	—	(10,360,129)	—
Deferred financing costs, net	1,095	37,850	99,509	—	138,454
Intercompany receivables	34,029	85,725	—	(119,754)	—
Intercompany notes receivable	—	500,518	—	(500,518)	—
Deferred income taxes, net	48,362	—	243	(26,386)	22,219
Leasehold interests in land, net	—	—	1,209,820	—	1,209,820
Intangible assets, net	—	—	50,129	—	50,129
Other assets, net	2,338	27,555	146,646	—	176,539

Total assets	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

Accounts payable	$4,229	$21,353	$58,772	$(1,659)	$82,695
Construction payables	—	9,172	769,599	—	778,771
Intercompany payables	59,029	—	70,102	(129,131)	—
Accrued interest payable	6,074	351	11,907	—	18,332
Other accrued liabilities	6,470	170,706	609,016	—	786,192
Deferred income taxes	4,667	—	—	(4,667)	—
Current maturities of long-term debt	3,688	81,374	88,253	—	173,315

Total current liabilities	84,157	282,956	1,607,649	(135,457)	1,839,305
Other long-term liabilities	48,907	10,621	22,431	—	81,959
Intercompany payables	15,166	—	104,588	(119,754)	—
Intercompany notes payable	—	—	500,518	(500,518)	—
Deferred amounts related to mall transactions	—	447,274	—	—	447,274
Deferred income taxes	—	26,386	—	(26,386)	—
Long-term debt	327,258	4,739,753	5,785,136	—	10,852,147

Total liabilities	475,488	5,506,990	8,020,322	(782,115)	13,220,685

Preferred stock issued to Principal Stockholder’s family	410,834	—	—	—	410,834
Total Las Vegas Sands Corp. stockholders’ equity	5,850,699	6,389,144	3,970,985	(10,360,129)	5,850,699
Noncontrolling interests	—	405	1,089,483	—	1,089,888

Total equity	5,850,699	6,389,549	5,060,468	(10,360,129)	6,940,587

Total liabilities and equity	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$102,902	$1,191,399	$—	$1,294,301
Rooms	—	120,169	70,598	—	190,767
Food and beverage	—	41,273	63,806	—	105,079
Convention, retail and other	—	44,070	81,911	(10,715)	115,266

	—	308,414	1,407,714	(10,715)	1,705,413
Less-promotional allowances	(115)	(40,794)	(69,389)	(639)	(110,937)

Net revenues	(115)	267,620	1,338,325	(11,354)	1,594,476

Operating expenses:
Casino	—	68,180	723,336	(569)	790,947
Rooms	—	25,040	9,034	(1)	34,073
Food and beverage	—	18,005	31,387	(1,594)	47,798
Convention, retail and other	—	18,137	51,077	(3,888)	65,326
Provision for doubtful accounts	—	9,355	9,356	—	18,711
General and administrative	—	63,460	109,733	(274)	172,919
Corporate expense	22,036	51	8,867	(5,000)	25,954
Rental expense	—	—	12,806	—	12,806
Pre-opening expense	179	1	49,966	(28)	50,118
Development expense	676	—	—	—	676
Depreciation and amortization	3,017	57,671	110,006	—	170,694
Loss on disposal of assets	—	8,704	28,975	—	37,679

	25,908	268,604	1,144,543	(11,354)	1,427,701

Operating income (loss)	(26,023)	(984)	193,782	—	166,775
Other income (expense):
Interest income	815	21,755	846	(21,343)	2,073
Interest expense, net of amounts capitalized	(3,886)	(27,144)	(67,300)	21,343	(76,987)
Other expense	—	(255)	(5,946)	—	(6,201)
Gain on early retirement of debt	961	—	—	—	961
Income from equity investments in subsidiaries	85,577	83,098	—	(168,675)	—

Income before income taxes	57,444	76,470	121,382	(168,675)	86,621
Income tax benefit (expense)	(15,637)	7,710	(146)	—	(8,073)

Net income	41,807	84,180	121,236	(168,675)	78,548
Net income attributable to noncontrolling interests	—	—	(36,741)	—	(36,741)

Net income attributable to Las Vegas Sands Corp.	$41,807	$84,180	$84,495	$(168,675)	$41,807

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$119,068	$678,985	$—	$798,053
Rooms	—	112,821	49,148	—	161,969
Food and beverage	—	44,188	42,899	—	87,087
Convention, retail and other	—	41,628	55,098	(841)	95,885

	—	317,705	826,130	(841)	1,142,994
Less-promotional allowances	(186)	(40,471)	(43,019)	(618)	(84,294)

Net revenues	(186)	277,234	783,111	(1,459)	1,058,700

Operating expenses:
Casino	—	67,854	465,028	(406)	532,476
Rooms	—	24,947	6,577	—	31,524
Food and beverage	—	19,322	27,099	(1,602)	44,819
Convention, retail and other	—	20,078	42,357	799	63,234
Provision for doubtful accounts	—	11,662	9,045	—	20,707
General and administrative	—	59,493	64,557	(250)	123,800
Corporate expense	61,391	64	2,852	—	64,307
Rental expense	—	1,404	6,473	—	7,877
Pre-opening expense	364	3	41,463	—	41,830
Development expense	10	—	—	—	10
Depreciation and amortization	2,693	56,576	84,364	—	143,633
Impairment loss	—	151,175	—	—	151,175
(Gain) loss on disposal of assets	—	(50)	4,703	—	4,653

	64,458	412,528	754,518	(1,459)	1,230,045

Operating income (loss)	(64,644)	(135,294)	28,593	—	(171,345)
Other income (expense):
Interest income	2,632	8,171	136	(8,247)	2,692
Interest expense, net of amounts capitalized	(4,640)	(29,592)	(38,886)	8,247	(64,871)
Other income	—	556	217	—	773
Loss from equity investments in subsidiaries	(103,460)	(7,072)	—	110,532	—

Loss before income taxes	(170,112)	(163,231)	(9,940)	110,532	(232,751)
Income tax benefit (expense)	(5,828)	59,771	545	—	54,488

Net loss	(175,940)	(103,460)	(9,395)	110,532	(178,263)
Net loss attributable to noncontrolling interests	—	—	2,323	—	2,323

Net loss attributable to Las Vegas Sands Corp.	$(175,940)	$(103,460)	$(7,072)	$110,532	$(175,940)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$258,247	$2,097,824	$—	$2,356,071
Rooms	—	240,236	131,313	—	371,549
Food and beverage	—	84,795	112,363	—	197,158
Convention, retail and other	—	95,092	148,152	(19,763)	223,481

	—	678,370	2,489,652	(19,763)	3,148,259
Less-promotional allowances	(247)	(91,444)	(125,874)	(1,330)	(218,895)

Net revenues	(247)	586,926	2,363,778	(21,093)	2,929,364

Operating expenses:
Casino	—	154,832	1,331,926	(1,176)	1,485,582
Rooms	—	48,251	15,477	(1)	63,727
Food and beverage	—	36,337	58,986	(3,222)	92,101
Convention, retail and other	—	37,837	92,015	(6,122)	123,730
Provision for doubtful accounts	—	17,695	17,458	—	35,153
General and administrative	—	120,035	179,681	(538)	299,178
Corporate expense	42,307	132	16,991	(10,000)	49,430
Rental expense	—	—	21,504	—	21,504
Pre-opening expense	357	3	87,251	(34)	87,577
Development expense	833	—	—	—	833
Depreciation and amortization	6,036	116,130	201,617	—	323,783
Loss on disposal of assets	—	8,704	29,467	—	38,171

	49,533	539,956	2,052,373	(21,093)	2,620,769

Operating income (loss)	(49,780)	46,970	311,405	—	308,595
Other income (expense):
Interest income	1,319	42,033	1,356	(41,002)	3,706
Interest expense, net of amounts capitalized	(8,164)	(56,708)	(131,282)	41,002	(155,152)
Other expense	—	(271)	(12,378)	—	(12,649)
Gain (loss) on early retirement of debt	3,358	—	(221)	—	3,137
Income from equity investments in subsidiaries	136,167	108,654	—	(244,821)	—

Income before income taxes	82,900	140,678	168,880	(244,821)	147,637
Income tax benefit (expense)	(23,512)	(730)	2,967	—	(21,275)

Net income	59,388	139,948	171,847	(244,821)	126,362
Net income attributable to noncontrolling interests	—	—	(66,974)	—	(66,974)

Net income attributable to Las Vegas Sands Corp.	$59,388	$139,948	$104,873	$(244,821)	$59,388

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$248,887	$1,347,091	$—	$1,595,978
Rooms	—	235,770	100,587	—	336,357
Food and beverage	—	91,283	83,112	—	174,395
Convention, retail and other	—	86,495	128,508	(5,631)	209,372

	—	662,435	1,659,298	(5,631)	2,316,102
Less-promotional allowances	(344)	(83,288)	(93,178)	(1,530)	(178,340)

Net revenues	(344)	579,147	1,566,120	(7,161)	2,137,762

Operating expenses:
Casino	—	144,699	937,866	(1,192)	1,081,373
Rooms	—	51,532	13,759	—	65,291
Food and beverage	—	38,482	52,223	(3,244)	87,461
Convention, retail and other	—	39,602	85,000	(2,125)	122,477
Provision for doubtful accounts	—	24,715	17,002	—	41,717
General and administrative	—	121,930	123,773	(600)	245,103
Corporate expense	81,012	131	6,588	—	87,731
Rental expense	—	2,821	12,985	—	15,806
Pre-opening expense	654	95	86,015	—	86,764
Development expense	156	—	108	—	264
Depreciation and amortization	5,314	113,496	164,072	—	282,882
Impairment loss	—	151,175	—	—	151,175
(Gain) loss on disposal of assets	—	(110)	4,894	—	4,784

	87,136	688,568	1,504,285	(7,161)	2,272,828

Operating income (loss)	(87,480)	(109,421)	61,835	—	(135,066)
Other income (expense):
Interest income	7,171	10,791	310	(10,031)	8,241
Interest expense, net of amounts capitalized	(9,427)	(59,093)	(77,500)	10,031	(135,989)
Other income (expense)	—	465	(5,435)	—	(4,970)
Loss from equity investments in subsidiaries	(112,188)	(17,217)	—	129,405	—

Loss before income taxes	(201,924)	(174,475)	(20,790)	129,405	(267,784)
Income tax benefit (expense)	(8,622)	62,287	10	—	53,675

Net loss	(210,546)	(112,188)	(20,780)	129,405	(214,109)
Net loss attributable to noncontrolling interests	—	—	3,563	—	3,563

Net loss attributable to Las Vegas Sands Corp.	$(210,546)	$(112,188)	$(17,217)	$129,405	$(210,546)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(60,730)	$190,889	$507,746	$—	$637,905

Cash flows from investing activities:
Changes in restricted cash	—	159	22,767	—	22,926
Capital expenditures	(5,246)	(12,545)	(1,109,477)	—	(1,127,268)
Proceeds from disposal of property and equipment	—	745	4,902	—	5,647
Purchases of investments	—	—	(173,774)	—	(173,774)
Acquisition of gaming license and certificate	—	—	(43,305)	—	(43,305)
Notes receivable to non-guarantor subsidiaries	—	(72,723)	—	72,723	—
Dividends from Guarantor Subsidiaries	3,042,483	—	—	(3,042,483)	—
Dividends from non-guarantor subsidiaries	—	23,400	—	(23,400)	—
Capital contributions to subsidiaries	(2,700,000)	(16,500)	—	2,716,500	—

Net cash generated from (used in) investing activities	337,237	(77,464)	(1,298,887)	(276,660)	(1,315,774)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,923	—	—	—	3,923
Dividends paid to preferred stockholders	(46,700)	—	—	—	(46,700)
Dividends paid to Las Vegas Sands Corp.	—	(3,042,483)	—	3,042,483	—
Dividends paid to Guarantor Subsidiaries	—	—	(23,400)	23,400	—
Capital contributions received	—	2,700,000	16,500	(2,716,500)	—
Borrowings from Guarantor Subsidiaries	—	—	72,723	(72,723)	—
Proceeds from Singapore credit facility	—	—	596,560	—	596,560
Repayments on senior secured credit facility	—	(795,860)	—	—	(795,860)
Repayments on Macau credit facility	—	—	(375,036)	—	(375,036)
Repayments on senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(17,493)	—	(17,493)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease	—	(882)	—	—	(882)
Repayments on FF&E facility and other long-term debt	—	(16,700)	(728)	—	(17,428)
Payments of deferred financing costs	—	—	(54,365)	—	(54,365)

Net cash generated from (used in) financing activities	(101,296)	(1,155,925)	214,761	276,660	(765,800)

Effect of exchange rate on cash	—	—	7,088	—	7,088

Increase (decrease) in cash and cash equivalents	175,211	(1,042,500)	(569,292)	—	(1,436,581)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$429,467	$1,991,125	$1,098,243	$—	$3,518,835

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$55,499	$(26,298)	$278,645	$—	$307,846

Cash flows from investing activities:
Capital expenditures	(1,741)	(81,313)	(939,480)	—	(1,022,534)
Change in restricted cash	—	(49)	3,870	—	3,821
Dividends received from Guarantor Subsidiaries	3,026,662	—	—	(3,026,662)	—
Notes receivable to non-guarantor subsidiaries	(20,000)	—	—	20,000	—
Intercompany receivables to non-guarantor subsidiaries	(55,000)	(128,143)	—	183,143	—
Repayments of receivable from Guarantor Subsidiaries	11,151	—	—	(11,151)	—
Repayments of receivable from non-guarantor subsidiaries	—	23,511	—	(23,511)	—
Capital contributions to subsidiaries	(3,258,015)	(66,166)	—	3,324,181	—

Net cash used in investing activities	(296,943)	(252,160)	(935,610)	466,000	(1,018,713)

Cash flows from financing activities:
Dividends paid to preferred stockholders	(47,997)	—	—	—	(47,997)
Purchase of treasury stock	(13)	—	—	—	(13)
Capital contributions received	—	3,258,015	66,166	(3,324,181)	—
Dividends paid to Las Vegas Sands Corp.	—	(3,026,662)	—	3,026,662	—
Borrowings from Las Vegas Sands Corp.	—	—	75,000	(75,000)	—
Borrowings from Guarantor Subsidiaries	—	—	128,143	(128,143)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	(11,151)	—	11,151	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(23,511)	23,511	—
Proceeds from Singapore permanent facilities	—	—	494,492	—	494,492
Proceeds from ferry financing	—	—	9,887	—	9,887
Repayments on Macau credit facility	—	—	(137,537)	—	(137,537)
Repayments on senior secured credit facility	—	(20,000)	—	—	(20,000)
Repayments on Singapore permanent facilities	—	—	(17,992)	—	(17,992)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on FF&E facility and other long-term debt	—	(16,700)	(563)	—	(17,263)
Contribution from noncontrolling interest	—	—	41	—	41
Payments of deferred financing costs	—	(2,872)	(1,559)	—	(4,431)

Net cash generated from (used in) financing activities	(49,854)	180,630	592,567	(466,000)	257,343

Effect of exchange rate on cash	—	—	394	—	394

Decrease in cash and cash equivalents	(291,298)	(97,828)	(64,004)	—	(453,130)
Cash and cash equivalents at beginning of period	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of period	$3,265	$2,188,997	$392,771	$—	$2,585,033

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Our operating segments in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China consist of the Sands Macao; The Venetian Macao Resort Hotel (“The Venetian Macao”); the Four Seasons Hotel Macao, Cotai StripTM and the Plaza Casino (collectively, the “Four Seasons Macao”); and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore, Marina Bay Sands, opened on April 27, 2010.
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
Approximately 62.9% and 64.3% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2010 and 2009, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 37.1% and 35.7%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
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

On May 22, 2009, we opened the casino component of Sands Bethlehem, which features slot machines and several food and beverage offerings, as well as the parking garage and surface parking. In April 2010, we recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. In May 2010, we paid a $16.5 million table game licensing fee and in July 2010, we were issued a gaming certificate by the Pennsylvania Gaming Control Board and commenced table games operations. Construction activities on the remaining components, which include an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve, and when the suspended components are able to be financed. Approximately 91.1% and 89.6% of the gross revenue at Sands Bethlehem for the six months ended June 30, 2010 and the period ended June 30, 2009, respectively, was derived from gaming activities, with the remainder derived from food and beverage services and other non-gaming sources.
Macau
Sands China Ltd. (“SCL”) completed an initial public offering by listing its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited in November 2009. We own 70.3% of SCL, which includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.
We own and operate the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater and other high-end services and amenities. Approximately 94.4% and 92.9% of the gross revenue at the Sands Macao for the six months ended June 30, 2010 and 2009, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai StripTM in Macau. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 82.8% and 81.6% of the gross revenue at The Venetian Macao for the six months ended June 30, 2010 and 2009, respectively, was derived from gaming activities, with the remainder derived from room revenues and other non-gaming sources.
We own the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. The property will also feature the Four Seasons Apartment Hotel Macao, Cotai StripTM (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. Approximately 85.5% and 72.0% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2010 and 2009, respectively, was derived from gaming activities, with the remainder primarily derived from mall revenues, room revenues and other non-gaming sources.

Singapore
Our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands, portions of which opened on April 27, 2010, is expected to include three 55-story hotel towers (with over 2,500 rooms and suites), the Sands SkyParkTM (which sits atop the hotel towers and features swimming pools and several dining options), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of June 30, 2010, we have capitalized 6.99 billion Singapore dollars (“SGD,” approximately $5.04 billion at exchange rates in effect on June 30, 2010) in costs for this project, including the land premium and SGD 739.3 million (approximately $532.9 million at exchange rates in effect on June 30, 2010) in outstanding construction payables. We expect to spend approximately SGD 1.7 billion (approximately $1.2 billion at exchange rates in effect on June 30, 2010) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 1.0 billion (approximately $750 million at exchange rates in effect on June 30, 2010) is expected to be spent during 2010. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we expect to progressively open a majority of Marina Bay Sands throughout 2010.
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
United States
We were constructing a St. Regis-branded high-rise residential condominium tower, the St. Regis Residences at The Venetian Palazzo (the “St. Regis Residences”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. As part of our revised development plan, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of June 30, 2010, we have capitalized construction costs of $175.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Parcels 5 and 6 — Under our revised development plan, we are sequencing the construction of the integrated resort on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 luxury and mid-scale hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space, theater and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $1.9 billion. Phase II of the project includes completion of the additional Sheraton hotel tower as well as the remaining retail facilities. The total cost to complete phase II is expected to be approximately $235 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand. The total cost to complete phase III is expected to be approximately $450 million. In connection with entering into a $1.75 billion Venetian Orient Limited (“VOL”) credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we are mobilizing to recommence construction of phases I and II. We expect that phase I will be completed in the third quarter of 2011, and that it will take an additional six months thereafter to complete the adjacent Sheraton tower in phase II and an additional 24 months thereafter to complete the remaining retail facilities in phase II. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2010, we have capitalized construction costs of $1.78 billion for the entire project (including $139.6 million in outstanding construction payables). Our management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, may represent a default under the respective agreements, which would allow Starwood and Shangri-La to terminate their respective agreements. We are currently negotiating (or undertaking to negotiate) amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines.

•
Parcels 7 and 8 — The integrated resort on parcels 7 and 8 is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction and have capitalized construction costs of $102.3 million as of June 30, 2010. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction and have capitalized construction costs of $35.5 million as of June 30, 2010. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of June 30, 2010, we have capitalized an aggregate of $5.88 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to receiving the $1.75 billion VOL credit facility for phases I and II of parcels 5 and 6, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. We have received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. In November 2009, we made an initial premium payment of 700.0 million patacas (approximately $87.3 million at exchange rates in effect on June 30, 2010) for the land concession on parcels 5 and 6, which became effective in May 2010 when it was published in Macau’s Official Gazette. We do not own these land sites in Macau; however, the land concession grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession.

Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the deadlines and those deadlines are not extended, we could lose our land concessions for parcels 3 and 5 and 6, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could forfeit all or a substantial portion of the $35.5 million and $1.78 billion in capitalized costs, as of June 30, 2010, related to our developments on parcels 3 and 5 and 6, respectively.
We do not yet have all of the necessary Macau government approvals to develop our planned Cotai Strip developments on parcels 3, 5 and 6, and 7 and 8. We have received land concessions for parcels 3 and 5 and 6. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2, 3 and 5 and 6, management believes that the land concession for parcels 7 and 8 will be granted; however, if we do not obtain the land concession, we could forfeit all or a substantial portion of the $102.3 million in capitalized costs, as of June 30, 2010, related to our development on parcels 7 and 8.
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
There were no newly identified significant accounting estimates in the six months ended June 30, 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our 2009 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Net revenues	$1,594,476	$1,058,700	50.6%	$2,929,364	$2,137,762	37.0%
Operating expenses	1,427,701	1,230,045	16.1%	2,620,769	2,272,828	15.3%
Operating income (loss)	166,775	(171,345)	197.3%	308,595	(135,066)	328.5%
Income (loss) before income taxes	86,621	(232,751)	137.2%	147,637	(267,784)	155.1%
Net income (loss)	78,548	(178,263)	144.1%	126,362	(214,109)	159.0%
Net income (loss) attributable to Las Vegas Sands Corp.	41,807	(175,940)	123.8%	59,388	(210,546)	128.2%

	Percent of Net Revenues
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Operating expenses	89.5%	116.2%	89.5%	106.3%
Operating income (loss)	10.5%	(16.2)%	10.5%	(6.3)%
Income (loss) before income taxes	5.4%	(22.0)%	5.0%	(12.5)%
Net income (loss)	4.9%	(16.8)%	4.3%	(10.0)%
Net income (loss) attributable to Las Vegas Sands Corp.	2.6%	(16.6)%	2.0%	(9.8)%
Operating Results
Key Operating Revenue Measurements
Operating revenues at our Las Vegas Operating Properties, The Venetian Macao, Four Seasons Macao and Marina Bay Sands are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.:  Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games have produced a trailing 12-month win percentage (calculated before discounts) of 18.3% and slot machines produce a statistical average hold percentage (calculated before slot club cash incentives) generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis, while approximately 62.3% of our table games play, for the six months ended June 30, 2010, was conducted on a credit basis.
Casino revenue measurements for Macau and Singapore:  Macau and Singapore table games are segregated into two groups, consistent with the Macau and Singapore market’s convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop as previously described. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered and lost are substantially higher than the amounts dropped. Slot handle is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.4%, 19.8% and 24.3% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Similar to Las Vegas, our Macau slot machines produce a statistical average win percentage generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, gaming is conducted on a cash basis, with only 36.2% of our Macau table games play, for the six months ended June 30, 2010, being conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and gaming promoters for table games play. In Singapore, 35.9% of table games play, for the period ended June 30, 2010, was conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and as our operations ramp up at Marina Bay Sands.
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

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$1,294,301	$798,053	62.2%
Rooms	190,767	161,969	17.8%
Food and beverage	105,079	87,087	20.7%
Convention, retail and other	115,266	95,885	20.2%

	1,705,413	1,142,994	49.2%
Less — promotional allowances	(110,937)	(84,294)	31.6%

Total net revenues	$1,594,476	$1,058,700	50.6%

Consolidated net revenues were $1.59 billion for the three months ended June 30, 2010, an increase of $535.8 million as compared to the $1.06 billion for the three months ended June 30, 2009. The increase in net revenues was driven by $216.4 million of net revenues at Marina Bay Sands, which opened in April 2010, as well as increases across our Macau properties and Sands Bethlehem, which opened in May 2009.
Casino revenues increased $496.2 million as compared to the three months ended June 30, 2009. Of the increase, $286.6 million was attributable to our Macau operations driven by an increase in Rolling Chip activity and $190.8 million was attributable to Marina Bay Sands. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2010	2009	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$506,051	$380,024	33.2%
Non-Rolling Chip drop	$897,672	$768,905	16.7%
Non-Rolling Chip win percentage	24.8%	24.8%	—	pts
Rolling Chip volume	$9,765,626	$9,896,202	(1.3)%
Rolling Chip win percentage	3.36%	2.28%	1.08	pts
Slot handle	$701,575	$535,310	31.1%
Slot hold percentage	7.1%	7.5%	(0.4	)pts
Sands Macao
Total casino revenues	$297,069	$229,402	29.5%
Non-Rolling Chip drop	$603,561	$595,548	1.3%
Non-Rolling Chip win percentage	20.7%	19.4%	1.3	pts
Rolling Chip volume	$7,220,885	$4,711,445	53.3%
Rolling Chip win percentage	3.05%	2.90%	0.15	pts
Slot handle	$406,624	$299,812	35.6%
Slot hold percentage	5.5%	6.5%	(1.0	)pts
Four Seasons Macao
Total casino revenues	$132,543	$39,593	234.8%
Non-Rolling Chip drop	$95,553	$80,777	18.3%
Non-Rolling Chip win percentage	28.4%	27.3%	1.1	pts
Rolling Chip volume	$4,844,991	$566,060	755.9%
Rolling Chip win percentage	3.07%	3.27%	(0.20	)pts
Slot handle	$107,550	$56,099	91.7%
Slot hold percentage	5.6%	6.0%	(0.4	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$102,902	$119,068	(13.6)%
Table games drop	$417,127	$386,124	8.0%
Table games win percentage	13.8%	19.3%	(5.5	)pts
Slot handle	$670,779	$668,625	0.3%
Slot hold percentage	7.8%	7.2%	0.6	pts
Sands Bethlehem
Total casino revenues	$64,958	$29,966	116.8%
Slot handle	$947,350	$369,594	156.3%
Slot hold percentage	6.9%	8.1%	(1.2	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$190,778	$—	—%
Non-Rolling Chip drop	$538,296	$—	—%
Non-Rolling Chip win percentage	21.5%	—%	—	pts
Rolling Chip volume	$3,883,995	$—	—%
Rolling Chip win percentage	2.18%	—%	—	pts
Slot handle	$482,326	$—	—%
Slot hold percentage	7.5%	—%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $28.8 million as compared to the three months ended June 30, 2009. Room revenues increased at The Venetian Macao driven by increased visitation and at our Las Vegas Operating Properties as room rates were reduced to increase visitation, as well as $9.7 million in revenues attributable to Marina Bay Sands. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2010	2009	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$47,782	$38,460	24.2%
Average daily room rate	$203	$201	1.0%
Occupancy rate	91.9%	76.2%	15.7	pts
Revenue per available room	$187	$153	22.2%
Sands Macao
Total room revenues	$6,236	$6,444	(3.2)%
Average daily room rate	$245	$253	(3.2)%
Occupancy rate	97.8%	97.8%	—	pts
Revenue per available room	$239	$247	(3.2)%
Four Seasons Macao
Total room revenues	$6,921	$4,244	63.1%
Average daily room rate	$298	$291	2.4%
Occupancy rate	69.1%	44.5%	24.6	pts
Revenue per available room	$206	$130	58.5%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$120,169	$112,821	6.5%
Average daily room rate	$192	$196	(2.0)%
Occupancy rate	97.8%	90.0%	7.8	pts
Revenue per available room	$187	$176	6.3%
Singapore Operations:
Marina Bay Sands
Total room revenues	$9,659	$—	—%
Average daily room rate	$226	$—	—%
Occupancy rate	54.9%	—%	—	pts
Revenue per available room	$124	$—	—%

Food and beverage revenues increased $18.0 million as compared to the three months ended June 30, 2009. The increase was primarily attributable to $13.4 million in revenues at Marina Bay Sands.
Convention, retail and other revenues increased $19.4 million as compared to the three months ended June 30, 2009. The increase is primarily attributable to $12.5 million in revenues at Marina Bay Sands and a $4.6 million increase at The Venetian Macao driven by an increase in mall revenues.
Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$790,947	$532,476	48.5%
Rooms	34,073	31,524	8.1%
Food and beverage	47,798	44,819	6.6%
Convention, retail and other	65,326	63,234	3.3%
Provision for doubtful accounts	18,711	20,707	(9.6)%
General and administrative	172,919	123,800	39.7%
Corporate expense	25,954	64,307	(59.6)%
Rental expense	12,806	7,877	62.6%
Pre-opening expense	50,118	41,830	19.8%
Development expense	676	10	NM
Depreciation and amortization	170,694	143,633	18.8%
Impairment loss	—	151,175	(100.0)%
Loss on disposal of assets	37,679	4,653	709.8%

Total operating expenses	$1,427,701	$1,230,045	16.1%

NM — Percent change not meaningful.
Operating expenses were $1.43 billion for the three months ended June 30, 2010, an increase of $197.7 million as compared to $1.23 billion for the three months ended June 30, 2009. The increase in operating expenses was primarily attributable to the opening of Marina Bay Sands, increased casino activity at our Macau operations and an increase in our depreciation and amortization expense, partially offset by decreases due to a $151.2 million impairment charge and a $42.5 million legal settlement included in corporate expense that were recorded during the three months ended June 30, 2009.
Casino expenses increased $258.5 million as compared to the three months ended June 30, 2009. Of the increase, $148.0 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations and $73.0 million was attributable to Marina Bay Sands.
Room expenses increased $2.5 million as compared to the three months ended June 30, 2009, with $3.2 million attributable to Marina Bay Sands, offset by decreases across our other properties driven primarily by cost saving initiatives that were implemented during 2009.

The provision for doubtful accounts was $18.7 million for the three months ended June 30, 2010, compared to $20.7 million for the three months ended June 30, 2009. The decrease was due to a $5.5 million decrease in the provision for mall and other receivables driven by a higher provision during the three months ended June 30, 2009, due to the economic conditions during 2009, offset by a $3.5 million increase in provisions for gaming receivables driven by the increase in casino activity. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $49.1 million as compared to the three months ended June 30, 2009. Of the increase, $36.2 million was attributable to Marina Bay Sands and $10.8 million was due to payroll-related expenses in Macau and Las Vegas.
Pre-opening expenses were $50.1 million for the three months ended June 30, 2010, compared to $41.8 million for the three months ended June 30, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work on our Cotai Strip development on parcels 5 and 6.
Depreciation and amortization expense increased $27.1 million as compared to the three months ended June 30, 2009. The increase was primarily the result of the opening of Marina Bay Sands, which contributed $25.5 million.
Loss on disposal of assets was $37.7 million for the three months ended June 30, 2010, which was due to the disposition of construction materials in Macau and Las Vegas.
Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other income (expense), gain on early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income (loss) attributable to Las Vegas Sands Corp.):

	Three Months Ended June 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$192,829	$109,974	75.3%
Sands Macao	81,212	61,049	33.0%
Four Seasons Macao	32,999	5,563	493.2%
Other Asia	(6,154)	(9,891)	37.8%
United States:
Las Vegas Operating Properties	65,992	78,110	(15.5)%
Sands Bethlehem	12,121	2,837	327.2%
Marina Bay Sands	94,466	—	—%

Total adjusted property EBITDA	$473,465	$247,642	91.2%

Adjusted property EBITDA at our Macau properties increased $134.2 million as compared to the three months ended June 30, 2009, led by an increase of $82.9 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $310.1 million, partially offset by an increase of $148.0 million in gross win tax on increased casino revenues.

Adjusted property EBITDA at our Las Vegas Operating Properties decreased $12.1 million as compared to the three months ended June 30, 2009. As previously described, the decrease was primarily attributable to a decrease in net revenues of $15.7 million, offset by decreases in expenses driven by our cost-cutting measures, which were implemented during 2009.
Adjusted property EBITDA at Sands Bethlehem, which opened in May 2009, and Marina Bay Sands, which opened in April 2010, do not have a comparable prior-year period. Results of the operations of Sands Bethlehem and Marina Bay Sands are as previously described.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$99,657	$78,989
Less — capitalized interest	(22,670)	(14,118)

Interest expense, net	$76,987	$64,871

Cash paid for interest	$85,500	$70,823
Weighted average total debt balance	$10,679,714	$10,636,528
Weighted average interest rate	3.7%	3.0%
Interest cost increased $20.7 million as compared to the three months ended June 30, 2009, resulting primarily from an increase in our weighted average interest rate. The increase in interest cost was partially offset by an increase in capitalized interest primarily due to the recommencement of construction activities on our Cotai Strip development on parcels 5 and 6.
Other Factors Effecting Earnings
Other expense was $6.2 million for the three months ended June 30, 2010, as compared to other income of $0.8 million for the three months ended June 30, 2009. The expense during the three months ended June 30, 2010, was primarily attributable to foreign exchange losses in Macau and a decrease in the fair value of our interest rate cap agreements held in Macau and Singapore.
The gain on early retirement of debt of $1.0 million for the three months ended June 30, 2010, was related to the repurchase of $27.6 million of the outstanding principal of our senior notes.
Our effective income tax rate was 9.3% for the three months ended June 30, 2010, as compared to a beneficial tax rate of 23.4% for the three months ended June 30, 2009. The effective income tax rate for the three months ended June 30, 2010, reflects the commencement of our Singapore operations that are subject to a statutory tax rate of 17% and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-realizable net operating losses in foreign jurisdictions unfavorably impacted our effective income tax rate. A valuation allowance was recorded during the year ended December 31, 2009, on the net deferred tax assets of our U.S. operations. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will be able to reduce the valuation allowances.
The net income attributable to our noncontrolling interests was $36.7 million for the three months ended June 30, 2010, as compared to a net loss of $2.3 million for the three months ended June 30, 2009. The net income during the three months ended June 30, 2010, was primarily attributable to the noncontrolling interest of SCL.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$2,356,071	$1,595,978	47.6%
Rooms	371,549	336,357	10.5%
Food and beverage	197,158	174,395	13.1%
Convention, retail and other	223,481	209,372	6.7%

	3,148,259	2,316,102	35.9%
Less — promotional allowances	(218,895)	(178,340)	22.7%

Total net revenues	$2,929,364	$2,137,762	37.0%

Consolidated net revenues were $2.93 billion for the six months ended June 30, 2010, an increase of $791.6 million as compared to the $2.14 billion for the six months ended June 30, 2009. The increase in net revenues was driven by $216.4 million of net revenues at Marina Bay Sands, which opened in April 2010, $103.2 million of net revenues at Sands Bethlehem, which opened in May 2009, as well as increases across our Macau properties.
Casino revenues increased $760.1 million as compared to the six months ended June 30, 2009. Of the increase, $461.7 million was attributable to our Macau operations driven by an increase in Rolling Chip activity, as well as $190.8 million and $98.3 million in revenues attributable to Marina Bay Sands and Sands Bethlehem, respectively. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2010	2009	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$980,806	$793,252	23.6%
Non-Rolling Chip drop	$1,819,603	$1,623,251	12.1%
Non-Rolling Chip win percentage	25.0%	23.2%	1.8	pts
Rolling Chip volume	$19,815,304	$18,590,090	6.6%
Rolling Chip win percentage	3.14%	2.69%	0.45	pts
Slot handle	$1,372,324	$1,093,814	25.5%
Slot hold percentage	7.2%	7.5%	(0.3	)pts
Sands Macao
Total casino revenues	$575,014	$448,876	28.1%
Non-Rolling Chip drop	$1,193,077	$1,208,412	(1.3)%
Non-Rolling Chip win percentage	20.5%	19.1%	1.4	pts
Rolling Chip volume	$13,627,818	$9,845,293	38.4%
Rolling Chip win percentage	3.11%	2.74%	0.37	pts
Slot handle	$769,128	$577,248	33.2%
Slot hold percentage	5.8%	6.7%	(0.9	)pts
Four Seasons Macao
Total casino revenues	$222,996	$74,997	197.3%
Non-Rolling Chip drop	$194,564	$167,489	16.2%
Non-Rolling Chip win percentage	26.8%	25.2%	1.6	pts
Rolling Chip volume	$8,562,932	$1,125,178	661.0%
Rolling Chip win percentage	2.81%	3.18%	(0.37	)pts
Slot handle	$256,310	$100,022	156.3%
Slot hold percentage	5.6%	5.7%	(0.1	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$258,248	$248,887	3.8%
Table games drop	$964,172	$830,571	16.1%
Table games win percentage	19.2%	20.0%	(0.8	)pts
Slot handle	$1,308,574	$1,374,526	(4.8)%
Slot hold percentage	7.8%	7.1%	0.7	pts
Sands Bethlehem
Total casino revenues	$128,229	$29,966	327.9%
Slot handle	$1,868,981	$369,594	405.7%
Slot hold percentage	6.9%	8.1%	(1.2	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$190,778	$—	—%
Non-Rolling Chip drop	$538,296	$—	—%
Non-Rolling Chip win percentage	21.5%	—%	—	pts
Rolling Chip volume	$3,883,995	$—	—%
Rolling Chip win percentage	2.18%	—%	—	pts
Slot handle	$482,326	$—	—%
Slot hold percentage	7.5%	—%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $35.2 million as compared to the six months ended June 30, 2009. Room revenues increased at The Venetian Macao and Four Seasons Macao as room rates were reduced to increase visitation, as well as $9.7 million in revenues attributable to Marina Bay Sands. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2010	2009	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$95,339	$79,533	19.9%
Average daily room rate	$203	$209	(2.9)%
Occupancy rate	92.4%	76.7%	15.7	pts
Revenue per available room	$187	$160	16.9%
Sands Macao
Total room revenues	$12,830	$13,119	(2.2)%
Average daily room rate	$253	$261	(3.1)%
Occupancy rate	97.6%	97.3%	0.3	pts
Revenue per available room	$247	$253	(2.4)%
Four Seasons Macao
Total room revenues	$13,485	$7,935	69.9%
Average daily room rate	$288	$293	(1.7)%
Occupancy rate	71.0%	41.5%	29.5	pts
Revenue per available room	$204	$122	67.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$240,236	$235,770	1.9%
Average daily room rate	$199	$205	(2.9)%
Occupancy rate	94.5%	90.4%	4.1	pts
Revenue per available room	$188	$185	1.6%
Singapore Operations:
Marina Bay Sands
Total room revenues	$9,659	$—	—%
Average daily room rate	$226	$—	—%
Occupancy rate	54.9%	—%	—	pts
Revenue per available room	$124	$—	—%
Food and beverage revenues increased $22.8 million as compared to the six months ended June 30, 2009. The increase was primarily attributable to $13.4 million in revenues at Marina Bay Sands and $6.0 million in revenues at Sands Bethlehem.

Convention, retail and other revenues increased $14.1 million as compared to the six months ended June 30, 2009. The increase is primarily attributable to $12.5 million in revenues at Marina Bay Sands.
Operating Expenses
The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$1,485,582	$1,081,373	37.4%
Rooms	63,727	65,291	(2.4)%
Food and beverage	92,101	87,461	5.3%
Convention, retail and other	123,730	122,477	1.0%
Provision for doubtful accounts	35,153	41,717	(15.7)%
General and administrative	299,178	245,103	22.1%
Corporate expense	49,430	87,731	(43.7)%
Rental expense	21,504	15,806	36.0%
Pre-opening expense	87,577	86,764	0.9%
Development expense	833	264	215.5%
Depreciation and amortization	323,783	282,882	14.5%
Impairment loss	—	151,175	(100.0)%
Loss on disposal of assets	38,171	4,784	697.9%

Total operating expenses	$2,620,769	$2,272,828	15.3%

Operating expenses were $2.62 billion for the six months ended June 30, 2010, an increase of $347.9 million as compared to $2.27 billion for the six months ended June 30, 2009. The increase in operating expenses was primarily attributable to increased casino activity and increases in general and administrative expenses and depreciation and amortization expense, partially offset by decreases due to a $151.2 million impairment charge and a $42.5 million legal settlement included in corporate expense that were recorded during the six months ended June 30, 2009.
Casino expenses increased $404.2 million as compared to the six months ended June 30, 2009. Of the increase, $239.2 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations, as well as $73.0 million and $70.0 million in expenses attributable to Marina Bay Sands and Sands Bethlehem, respectively.
Room expenses decreased $1.6 million as compared to the six months ended June 30, 2009. Expenses of $3.2 million were attributable to Marina Bay Sands, offset by decreases across our other properties driven primarily by cost saving initiatives that were implemented during 2009.
The provision for doubtful accounts was $35.2 million for the six months ended June 30, 2010, compared to $41.7 million for the six months ended June 30, 2009. The decrease was due primarily to a $6.8 million decrease in the provision for mall and other receivables driven by a higher provision during the six months ended June 30, 2009, due to the economic conditions during 2009. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $54.1 million as compared to the six months ended June 30, 2009. Of the increase, $36.2 million was attributable to Marina Bay Sands, $10.9 million was attributable to Sands Bethlehem and $19.7 million was due to payroll-related expenses in Macau and Las Vegas, offset by cost saving initiatives that were implemented during 2009.
Pre-opening expenses were $87.6 million for the six months ended June 30, 2010, compared to $86.8 million for the six months ended June 30, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work on our Cotai Strip development on parcels 5 and 6.

Depreciation and amortization expense increased $40.9 million as compared to the six months ended June 30, 2009. The increase was primarily the result of the opening of Marina Bay Sands and a full six months of depreciation expense at Sands Bethlehem, which contributed $26.2 million and $10.7 million, respectively.
Loss on disposal of assets was $38.2 million for the six months ended June 30, 2010, which was primarily due to the disposition of construction materials in Macau and Las Vegas.
Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other expense, gain on early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income (loss) attributable to Las Vegas Sands Corp.):

	Six Months Ended June 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$362,744	$231,460	56.7%
Sands Macao	150,973	111,407	35.5%
Four Seasons Macao	52,494	9,931	428.6%
Other Asia	(10,586)	(15,901)	33.4%
United States:
Las Vegas Operating Properties	171,284	167,884	2.0%
Sands Bethlehem	23,089	2,837	713.9%
Marina Bay Sands	94,466	—	—%

Total adjusted property EBITDA	$844,464	$507,618	66.4%

Adjusted property EBITDA at our Macau properties increased $218.7 million as compared to the six months ended June 30, 2009, led by an increase of $131.3 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $490.7 million, partially offset by an increase of $239.2 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $3.4 million as compared to the six months ended June 30, 2009. The increase was primarily attributable to decreases in expenses driven by our cost-cutting measures, which were implemented during 2009, of which $17.1 million were payroll-related expenses, offset by a decrease in net revenues of $8.8 million.
Adjusted property EBITDA at Sands Bethlehem, which opened in May 2009, and Marina Bay Sands, which opened in April 2010, do not have a comparable prior-year period. Results of the operations of Sands Bethlehem and Marina Bay Sands are as previously described.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$197,475	$164,159
Less — capitalized interest	(42,323)	(28,170)

Interest expense, net	$155,152	$135,989

Cash paid for interest	$177,302	$155,651
Weighted average total debt balance	$10,907,822	$10,553,475
Weighted average interest rate	3.6%	3.1%
Interest cost increased $33.3 million as compared to the six months ended June 30, 2009, resulting from an increase in our weighted average long-term debt balance and weighted average interest rate. The increase in interest cost was partially offset by an increase in capitalized interest primarily due to Marina Bay Sands.
Other Factors Effecting Earnings
Other expense was $12.6 million for the six months ended June 30, 2010, as compared to $5.0 million for the six months ended June 30, 2009. The expense during the six months ended June 30, 2010, was primarily attributable to foreign exchange losses in Macau and a decrease in the fair value of our interest rate cap agreements held in Macau and Singapore.
The gain on early retirement of debt of $3.1 million for the six months ended June 30, 2010, was primarily related to the repurchase of $60.3 million of the outstanding principal of our senior notes.
Our effective income tax rate was 14.4% for the six months ended June 30, 2010, as compared to a beneficial tax rate of 20.0% for the six months ended June 30, 2009. The effective income tax rate for the six months ended June 30, 2010, reflects the commencement of our Singapore operations that are subject to a statutory tax rate of 17% and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-realizable net operating losses in foreign jurisdictions unfavorably impacted our effective income tax rate. A valuation allowance was recorded during the year ended December 31, 2009, on the net deferred tax assets of our U.S. operations. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will be able to reduce the valuation allowances.
The net income attributable to our noncontrolling interests was $67.0 million for the six months ended June 30, 2010, as compared to a net loss of $3.6 million for the six months ended June 30, 2009. The net income during the six months ended June 30, 2010, was primarily attributable to the noncontrolling interest of SCL.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Net cash generated from operations	$637,905	$307,846

Investing cash flows:
Change in restricted cash	22,926	3,821
Capital expenditures	(1,127,268)	(1,022,534)
Proceeds from disposal of property and equipment	5,647	—
Purchases of investments	(173,774)	—
Acquisition of gaming license and certificate	(43,305)	—

Net cash used in investing activities	(1,315,774)	(1,018,713)

Financing cash flows:
Proceeds from exercise of stock options	3,923	—
Dividends paid to preferred stockholders	(46,700)	(47,997)
Proceeds from long term-debt	596,560	504,379
Repayments of long-term debt	(1,265,218)	(194,636)
Other	(54,365)	(4,403)

Net cash generated from (used in) financing activities	(765,800)	257,343

Effect of exchange rate on cash	7,088	394

Net decrease in cash and cash equivalents	$(1,436,581)	$(453,130)

Cash Flows — Operating Activities
Table games play at our Las Vegas Operating Properties is conducted on a cash and credit basis while table games play at our Macau and Singapore properties is generally conducted on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2010, increased $330.1 million as compared to the six months ended June 30, 2009. The increase was attributable primarily to the increase in our operating income and favorable changes in our working capital, primarily to operations at Marina Bay Sands, during the six months ended June 30, 2010.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2010, totaled $1.13 billion, including $963.7 million for construction and development activities in Singapore; $123.4 million for construction and development activities in Macau (primarily for our other Cotai Strip developments); $22.2 million for construction activities at Sands Bethlehem; and $18.0 million at our Las Vegas Operating Properties and for corporate and other activities.
During the six months ended June 30, 2010, we purchased $173.8 million of short-term investments, which are classified as held-to-maturity and recorded at cost.
During the six months ended June 30, 2010, we paid $26.8 million for our Singapore gaming license and $16.5 million for our Pennsylvania table games certificate.
Cash Flows — Financing Activities
For the six months ended June 30, 2010, net cash flows used in financing activities were $765.8 million, which was primarily attributable to the repayments of $795.9 million of borrowings under our U.S. senior secured credit facility and $375.0 million of borrowings under our Macau credit facility, payments of $56.7 million to purchase our senior notes and dividends paid to preferred stockholders of $46.7 million, offset by proceeds of $596.6 million under our Singapore credit facility.
Development Financing Strategy
Through June 30, 2010, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility and FF&E facility require our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly period ended June 30, 2010, decreases to 5.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Macau credit facility, as amended in August 2009, requires our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended June 30, 2010, decreases to 3.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facilities would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under the Macau credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, we completed a $600.0 million exchangeable bond offering and our $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2009 and March 31, 2010, and was contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods ended March 31 and June 30, 2010. As of June 30, 2010, our U.S. leverage ratio was 5.5x, compared to the maximum leverage ratio allowed of 6.0x, and our Macau leverage ratio was 2.1x, compared to the maximum leverage ratio allowed of 4.0x.
We held unrestricted and restricted cash, cash equivalents and investments of approximately $3.69 billion and $96.6 million, respectively, as of June 30, 2010. We believe that the cash and investments on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our revised development plan and maintain compliance with the financial covenants of our U.S. and Macau credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. Subsequent to June 30, 2010, we began working on an amendment to our U.S credit facility, which contemplates a pay down of a portion of the outstanding balances of the term loans and a reduction of the revolving credit facility commitments in exchange for the extension of maturities and other modifications to the credit agreement intended to increase our financial flexibility. Additionally, in connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we are mobilizing to recommence construction of phases I and II of our Cotai Strip development on parcels 5 and 6.
Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2010, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2009, with the exception of borrowings of $637.1 million under our Singapore credit facility (which mature in March 2015 and include quarterly payments commencing with the quarter ending March 31, 2011, with the remaining principal due in full upon maturity), a repayment of $775.9 million under the revolving portion of our senior secured credit facility (which would have matured in May 2012 with no interim amortization), a repayment of $350.0 million under the revolving portion of our Macau credit facility (which would have matured in May 2011 with no interim amortization) and the repurchase of $60.3 million of the outstanding principal of our senior notes (which would have matured in February 2015). Subsequent to June 30, 2010, we drew down $750.0 million under the term loan of our VOL credit facility (which matures in June 2015 and includes quarterly payments commencing with the quarter ending March 31, 2013, with the remaining principal due in full upon maturity) and paid down the remaining $129.6 million outstanding under the revolving portion of our Macau Credit Facility.
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

•	general economic and business conditions which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines;

•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macau and Singapore;

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

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands and Sands Bethlehem;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to acts of terrorism;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•	increased competition in Las Vegas and Macau, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas and Macau;

•	the popularity of Las Vegas, Macau and Singapore as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our gaming licenses, certificates and subconcession;

•	the completion of infrastructure projects in Macau and Singapore;

•	increased competition for labor and materials due to other planned construction projects in Macau and Singapore; and

•	the outcome of any ongoing and future litigation.
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2010, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending June 30:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$189.7	$—	$189.7	$180.2
Average interest rate(2)	—	—	—	—	6.4%	—	6.4%
Variable rate	$566.7	$1,037.0	$2,278.8	$3,790.0	$2,428.7	$79.3	$10,180.5	$9,143.7
Average interest rate(2)	3.5%	4.0%	4.1%	2.3%	2.6%	2.2%	3.0%
ASSETS
Cap agreements(3)	$—	$0.1	$0.6	$—	$—	$—	$0.7	$0.7

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of June 30, 2010, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $101.5 million.

(3)	As of June 30, 2010, we have 31 interest rate cap agreements with an aggregate fair value of approximately $0.7 million based on quoted market values from the institutions holding the agreements.
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
Foreign currency transaction losses for the six months ended June 30, 2010, were $9.9 million primarily due to U.S. denominated debt held in Macau. We may be vulnerable to changes in the U.S. dollar/Macau pataca exchange rate. Based on balances as of June 30, 2010, an assumed 1% change in the U.S. dollar/Macau pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $21.7 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations; thereby, reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2010, and have concluded that they are effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
The only change in our Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or were reasonably likely to have a material effect, on the Company’s internal control over financial reporting, was the opening of Marina Bay Sands in April 2010. We have implemented controls and procedures at Marina Bay Sands similar to those in effect at our other properties.
Part II
OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Commitments and Contingencies — Litigation” of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS
The only change from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is set forth below.
The bankruptcy filings of GGP and its subsidiary that owns The Shoppes at The Palazzo could have an adverse effect on the results of operations or cash flows at our Las Vegas Operating Properties.
In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed the Chapter 11 Cases. Pursuant to the Amended Agreement for the sale of The Shoppes at The Palazzo, a calculation will be performed during the third quarter of 2010 (on the 30-month anniversary of the closing date) to determine whether additional amounts are owed to the Company. To date, the Company has received sale proceeds of $295.4 million. Should additional amounts be contractually owed to the Company, there can be no assurance that GGP will have the financial ability to make such a payment based on GGP’s current financial condition.

LAS VEGAS SANDS CORP.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document

10.1	Credit Agreement, dated as of May 17, 2010, by and among Venetian Orient Limited, the financial institutions listed as Lenders on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, Goldman Sachs Lending Partners LLC, BNP Paribas, Hong Kong Branch, Citibank, N.A., Citigroup Financial Services Limited and Citibank, N.A., Hong Kong Branch, UBS AG Hong Kong Branch, Barclays Capital, The Investment Banking Division of Barclays PLC, Bank of China Limited, Macau Branch (“BOC”), and Industrial and Commercial Bank of China (Macau) Limited (“ICBC”), as Global Coordinators and Bookrunners, and, with the exception of BOC and ICBC, as co-syndication agents for the enders, and Banco Nacional Ultramarino, S.A., DBS Bank Ltd. and Oversea-Chinese Banking Corporation Limited, as Mandated Lead Arrangers and Bookrunners.

10.2	Sponsor Agreement, dated as of May 17, 2010, by and between Sands China Ltd., The Bank of Nova Scotia, as administrative agent, and Bank of China Limited, Macau Branch, as the collateral agent.

10.3	Guaranty, dated as of May 17, 2010, is made by Sands China Ltd., and each Subsidiary of Sands China Ltd. required from time to time to become party hereto pursuant to the Credit Agreement, in favor of and for the benefit of The Bank of Nova Scotia, as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer
August 6, 2010

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer
August 6, 2010