Form 10-Q
period 2010-09-30
LAS VEGAS SANDS CORP
filed 2010-11-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock ($0.001 par value)	684,730,086 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	53

PART II OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	54

Item 5. Other Information	54

Item 6. Exhibits	55

Signatures	56

Exhibit 10.1
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
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,394,712	$4,955,416
Restricted cash	203,687	118,641
Accounts receivable, net	618,998	460,766
Inventories	27,751	27,073
Deferred income taxes, net	26,931	26,442
Prepaid expenses and other	41,481	35,336

Total current assets	3,313,560	5,623,674
Property and equipment, net	14,471,865	13,351,271
Deferred financing costs, net	166,316	138,454
Restricted cash	756,059	—
Deferred income taxes, net	16,855	22,219
Leasehold interests in land, net	1,251,547	1,209,820
Intangible assets, net	91,735	50,129
Other assets, net	180,060	176,539

Total assets	$20,247,997	$20,572,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101,163	$82,695
Construction payables	571,197	778,771
Accrued interest payable	15,017	18,332
Other accrued liabilities	1,048,075	786,192
Income taxes payable	8,051	—
Current maturities of long-term debt	572,458	173,315

Total current liabilities	2,315,961	1,839,305
Other long-term liabilities	74,260	81,959
Deferred income taxes	44,762	—
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	51,674	54,272
Deferred rent from mall transactions	147,802	149,074
Long-term debt	9,567,391	10,852,147

Total liabilities	12,445,778	13,220,685

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	480,242	410,834
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 4,089,923 and 4,089,999 shares issued and outstanding with warrants to purchase up to 68,164,686 and 68,166,786 shares of common stock	234,603	234,607
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 661,140,737 and 660,322,749 shares issued and outstanding	661	660
Capital in excess of par value	5,166,396	5,114,851
Accumulated other comprehensive income	101,619	26,748
Retained earnings	608,260	473,833

Total Las Vegas Sands Corp. stockholders’ equity	6,111,539	5,850,699
Noncontrolling interests	1,210,438	1,089,888

Total equity	7,321,977	6,940,587

Total liabilities and equity	$20,247,997	$20,572,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
		(Unaudited)
Revenues:
Casino	$1,573,851	$908,255	$3,929,922	$2,504,233
Rooms	208,160	155,673	579,709	492,030
Food and beverage	117,186	74,457	314,344	248,852
Convention, retail and other	147,179	95,604	370,660	304,976

	2,046,376	1,233,989	5,194,635	3,550,091
Less-promotional allowances	(137,604)	(92,845)	(356,499)	(271,185)

Net revenues	1,908,772	1,141,144	4,838,136	3,278,906

Operating expenses:
Casino	882,178	598,934	2,367,760	1,680,307
Rooms	36,866	28,096	100,593	93,387
Food and beverage	50,906	37,384	143,007	124,845
Convention, retail and other	70,603	56,349	194,333	178,826
Provision for doubtful accounts	37,833	29,272	72,986	70,989
General and administrative	193,476	127,189	492,654	372,292
Corporate expense	28,686	17,519	78,116	105,250
Rental expense	9,186	6,691	30,690	22,497
Pre-opening expense	10,107	28,855	97,684	115,619
Development expense	425	80	1,258	344
Depreciation and amortization	186,738	148,677	510,521	431,559
Impairment loss	16,057	—	16,057	151,175
(Gain) loss on disposal of assets	2,406	(284)	40,577	4,500

	1,525,467	1,078,762	4,146,236	3,351,590

Operating income (loss)	383,305	62,382	691,900	(72,684)
Other income (expense):
Interest income	2,661	1,599	6,367	9,840
Interest expense, net of amounts capitalized	(76,723)	(88,514)	(231,875)	(224,503)
Other income (expense)	6,444	(1,564)	(6,205)	(6,534)
Loss on modification or early retirement of debt	(21,692)	(204)	(18,555)	(204)

Income (loss) before income taxes	293,995	(26,301)	441,632	(294,085)
Income tax expense	(25,161)	(54,316)	(46,436)	(641)

Net income (loss)	268,834	(80,617)	395,196	(294,726)
Net (income) loss attributable to noncontrolling interests	(54,337)	4,111	(121,311)	7,674

Net income (loss) attributable to Las Vegas Sands Corp.	214,497	(76,506)	273,885	(287,052)
Preferred stock dividends	(23,350)	(23,350)	(70,050)	(69,676)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	(23,136)	(69,408)	(69,408)

Net income (loss) attributable to common stockholders	$168,011	$(122,992)	$134,427	$(426,136)

Basic earnings (loss) per share	$0.25	$(0.19)	$0.20	$(0.65)

Diluted earnings (loss) per share	$0.21	$(0.19)	$0.17	$(0.65)

Weighted average shares outstanding:
Basic	660,836,841	660,245,590	660,495,783	655,687,503

Diluted	789,156,247	660,245,590	782,156,007	655,687,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income (Loss)

	Las Vegas Sands Corp. Stockholders’ Equity
					Accumulated
				Capital in	Other		Total
	Preferred	Common	Treasury	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Stock	Par Value	Income	Earnings	Income (Loss)	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2009	$298,066	$642	$—	$3,090,292	$17,554	$1,015,554		$3,073	$4,425,181
Net loss	—	—	—	—	—	(287,052)	(287,052)	(7,674)	(294,726)
Currency translation adjustment	—	—	—	—	8,438	—	8,438	—	8,438

Total comprehensive loss							(278,614)	(7,674)	(286,288)
Tax shortfall from stock-based compensation	—	—	—	(4,275)	—	—		—	(4,275)
Stock-based compensation	—	—	—	35,475	—	—		—	35,475
Purchase of treasury stock	—	—	(13)	—	—	—		—	(13)
Exercise of warrants	(63,459)	18	—	63,441	—	—		—	—
Contribution from noncontrolling interest	—	—	—	—	—	—		41	41
Deemed contribution from Principal Stockholder	—	—	—	481	—	—		—	481
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(64,493)		—	(64,493)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(69,408)		—	(69,408)

Balance at September 30, 2009	$234,607	$660	$(13)	$3,185,414	$25,992	$587,747		$(4,560)	$4,029,847

Balance at January 1, 2010	$234,607	$660	$—	$5,114,851	$26,748	$473,833		$1,089,888	$6,940,587
Net income	—	—	—	—	—	273,885	273,885	121,311	395,196
Currency translation adjustment	—	—	—	—	74,871	—	74,871	(481)	74,390

Total comprehensive income							348,756	120,830	469,586
Exercise of stock options	—	1	—	6,395	—	—		—	6,396
Tax shortfall from stock-based compensation	—	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	—	42,674	—	—		2,065	44,739
Exercise of warrants	(4)	—	—	9	—	—		—	5
Deemed contribution from Principal Stockholder	—	—	—	317	—	—		—	317
Acquisition of remaining shares of noncontrolling interest	—	—	—	2,345	—	—		(2,345)	—
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(63,196)		—	(63,196)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(69,408)		—	(69,408)

Balance at September 30, 2010	$234,603	$661	$—	$5,166,396	$101,619	$608,260		$1,210,438	$7,321,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$395,196	$(294,726)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	510,521	431,559
Amortization of leasehold interests in land included in rental expense	30,690	19,621
Amortization of deferred financing costs and original issue discount	29,885	21,794
Amortization of deferred gain and rent	(3,870)	(3,871)
Loss on modification or early retirement of debt	3,756	204
Impairment and loss on disposal of assets	56,634	155,675
Stock-based compensation expense	42,552	32,914
Provision for doubtful accounts	72,986	70,989
Foreign exchange (gain) loss	1,183	(238)
Deferred income taxes	58,042	15,438
Non-cash contribution from Principal Stockholder included in corporate expense	317	481
Changes in operating assets and liabilities:
Accounts receivable	(219,592)	(60,810)
Inventories	(479)	2,685
Prepaid expenses and other	(6,371)	40,201
Leasehold interests in land	(17,199)	(16,094)
Accounts payable	16,912	7,483
Accrued interest payable	(3,920)	(2,881)
Income taxes payable	8,052	—
Other accrued liabilities	232,703	111,995

Net cash generated from operating activities	1,207,998	532,419

Cash flows from investing activities:
Changes in restricted cash	(836,805)	(35,394)
Capital expenditures	(1,650,264)	(1,539,078)
Proceeds from disposal of property and equipment	5,951	3,894
Purchases of investments	(173,774)	—
Proceeds from investments	173,774	—
Acquisition of gaming license and certificate and other intangible assets	(44,599)	—

Net cash used in investing activities	(2,525,717)	(1,570,578)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,396	—
Proceeds from exercise of warrants	5	—
Dividends paid to preferred stockholders	(70,050)	(71,347)
Purchase of treasury stock	—	(13)
Proceeds from long-term debt (Note 4)	1,399,157	1,434,874
Repayments on long-term debt (Note 4)	(2,524,602)	(227,325)
Contribution from noncontrolling interest	—	41
Payments of deferred financing costs	(65,823)	(44,759)

Net cash generated from (used in) financing activities	(1,254,917)	1,091,471

Effect of exchange rate on cash	11,932	370

Increase (decrease) in cash and cash equivalents	(2,560,704)	53,682
Cash and cash equivalents at beginning of period	4,955,416	3,038,163

Cash and cash equivalents at end of period	$2,394,712	$3,091,845

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$205,343	$205,167

Cash payments for taxes, net of refunds	$175	$(69,604)

Changes in construction payables	$(207,574)	$47,708

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$2,187	$2,561

Property and equipment acquired under capital lease	$3,549	$25,567

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$69,408	$69,408

Acquisition of remaining shares of noncontrolling interest	$2,345	$—

Warrants exercised and settled through tendering of preferred stock	$4	$63,459

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
In November 2009, the Company’s newly formed subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company’s operations in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China), completed an initial public offering (the “SCL Offering”) by listing its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited. Immediately following the SCL Offering and several transactions consummated in connection with such offering, the Company owned 70.3% of the issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
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
On May 22, 2009, the Company opened the casino component of Sands Bethlehem, which features slot machines and several food and beverage offerings, as well as the parking garage and surface parking. In April 2010, the Company recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. In May 2010, the Company paid a $16.5 million table game licensing fee and in July 2010 was issued its table games certificate by the Pennsylvania Gaming Control Board and commenced table games operations. Construction activities on the remaining components, which include an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve and when the suspended components are able to be financed. As of September 30, 2010, the Company has capitalized construction costs of $644.3 million for this project (including $13.1 million in outstanding construction payables). The Company expects to spend approximately $45.0 million to complete construction of the hotel tower, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above. The impact of the suspension on the estimated overall cost of the project’s remaining components is currently not determinable with certainty.

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
The Company owns the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of September 30, 2010, the Company has capitalized construction costs of $1.07 billion for the entire project (including $18.3 million in outstanding construction payables). The Company expects to spend approximately $130.0 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E, pre-opening costs and additional land premiums, and to pay outstanding construction payables, as noted above.
Singapore
The Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands, portions of which opened on April 27, 2010, is expected to include three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyParktm (which sits atop the hotel towers and features an infinity swimming pool and several dining options), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of September 30, 2010, the Company has capitalized 7.23 billion Singapore dollars (“SGD,” approximately $5.49 billion at exchange rates in effect on September 30, 2010) in costs for this project, including the land premium and SGD 505.0 million (approximately $383.7 million at exchange rates in effect on September 30, 2010) in outstanding construction payables. The Company expects to spend approximately SGD 1.2 billion (approximately $0.9 billion at exchange rates in effect on September 30, 2010) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 340 million (approximately $260 million at exchange rates in effect on September 30, 2010) is expected to be spent during 2010. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal. Based on its current development plan, the Company expects to progressively open the majority of Marina Bay Sands throughout 2010.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Development Projects
The Company has suspended portions of its development projects to focus its development efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if the Company is unable to obtain sufficient funding such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge. In addition, the Company may be subject to penalties under the termination clauses in its construction contracts or termination rights under its management contracts with certain hotel management companies.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of September 30, 2010, the Company has capitalized construction costs of $176.2 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
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
The Company is staging the construction of its integrated resort development on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the additional Sheraton hotel tower, the theater and the remaining retail facilities. The total cost to complete phase II is expected to be approximately $300 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. In connection with the Company entering into the $1.75 billion Venetian Orient Limited (“VOL”) credit facility (see “— Note 4 — Long-term Debt — VOL Credit Facility”) to be used together with $500.0 million of proceeds from the SCL Offering, the Company is mobilizing to recommence construction. The Company is currently working with the Macau government to obtain sufficient construction labor for the project. Until adequate labor quotas are received, the timing of the completion of phases I and II is currently not determinable with certainty; however, the Company is progressing on alternative scenarios for completion of selected portions of phases I and II with the construction labor currently onsite. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2010, the Company has capitalized construction costs of $1.88 billion for the entire project (including $134.2 million in outstanding construction payables). The Company’s management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, would allow Starwood and Shangri-La to terminate their respective agreements. See “— Note 10 — Commitments and Contingencies — Other Agreements.”
The Company had commenced pre-construction on parcels 7 and 8 and 3, and has capitalized construction costs of $102.4 million for parcels 7 and 8 and $34.5 million for parcel 3 as of September 30, 2010. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable with certainty. As of September 30, 2010, the Company has capitalized an aggregate of $6.0 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of parcels 5 and 6 with the $1.75 billion VOL credit facility, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. In November 2009, the Company made an initial premium payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on September 30, 2010) for the land concession on parcels 5 and 6, which became effective in May 2010 when it was published in Macau’s Official Gazette. The Company does not own these land sites in Macau; however, the land concession grants the Company exclusive use of the land. As specified in the land concession, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. Based on historical experience with the Macau government with respect to the Company’s land concessions for the Sands Macao and parcels 1, 2, 3 and 5 and 6, management believes that the land concession for parcels 7 and 8 will be granted; however, if the Company does not obtain land concession, the Company could forfeit all or a substantial portion of its $102.4 million in capitalized construction costs, as of September 30, 2010, related to its development on parcels 7 and 8.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). The Company believes that if it is not able to complete the developments by the respective deadlines, it will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If the Company is unable to meet the deadlines and those deadlines are not extended, it could lose its land concessions for parcels 3 and 5 and 6, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could forfeit all or a substantial portion of its $34.5 million and $1.88 billion in capitalized construction costs, as of September 30, 2010, related to its developments on parcels 3 and 5 and 6, respectively.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through September 30, 2010, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ended September 30, 2010 through June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Macau credit facility, as amended in August 2009, requires the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the Macau credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended March 31 and September 30, 2010, and was contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the nine months ended September 30, 2010.
The Company held unrestricted and restricted cash and cash equivalents of approximately $2.39 billion and $959.7 million, respectively, as of September 30, 2010. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development plans and maintain compliance with the financial covenants of its U.S. and Macau credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In August 2010, the Company completed an amendment to its U.S. credit facility, which included a $1.0 billion pay down of its term loans and a reduction of its revolving credit facility commitments in exchange for the extension of certain maturities and other modifications to the credit agreement, thereby increasing the Company’s financial flexibility. Additionally, in connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, the Company is mobilizing to recommence construction of the Company’s Cotai Strip development on parcels 5 and 6.
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
Reclassification
The Company reclassified its intangible assets, net of amortization, as of December 31, 2009, which was previously included in other assets, net, to conform to the current presentation (see “— Note 3 — Intangible Assets, Net”). The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land and improvements	$412,642	$353,791
Building and improvements	10,651,246	6,898,071
Furniture, fixtures, equipment and leasehold improvements	1,953,270	1,703,792
Transportation	402,819	403,256
Construction in progress	3,206,879	5,647,986

	16,626,856	15,006,896
Less — accumulated depreciation and amortization	(2,154,991)	(1,655,625)

	$14,471,865	$13,351,271

Construction in progress consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Other Macau Development Projects (principally Cotai Strip parcels 5 and 6)	$2,051,157	$1,915,587
Marina Bay Sands	498,671	3,119,935
Four Seasons Macao (principally the Four Seasons Apartments)	377,996	328,300
Sands Bethlehem	93,090	85,159
Other	185,965	199,005

	$3,206,879	$5,647,986

The $186.0 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower, other projects in Las Vegas and at The Venetian Macao and Sands Macao.
As of September 30, 2010, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the agreement between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments. Given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect, and may have a future effect, on the calculation of NOI. Approximately $282.1 million of property and equipment (net of $29.3 million of accumulated depreciation), which was sold to GGP, is included in the condensed consolidated balance sheet as of September 30, 2010. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The United States Bankruptcy Court for the Southern District of New York entered orders approving the plans of reorganization of GGP and the subsidiary that owns The Shoppes at The Palazzo on October 21 and April 29, 2010, respectively. Under the confirmed plans of reorganization, the only impaired creditors were mortgage holders. The Company will continue to review the Chapter 11 Cases and the projected financial performance of the tenants to be included in the NOI calculation, and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company and GGP have entered into several amendments to the Agreement to defer the time to reach agreement on the Final Purchase Price as both parties are continuing to work on various matters related to the calculation of NOI. The Company may be required to record a loss on the sale in the future depending on the resolution of such matters and the resulting agreed upon Final Purchase Price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its mall operations in Macau was $416.9 million and $68.4 million, respectively, as of September 30, 2010. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is $29.6 million and $2.8 million, respectively, as of September 30, 2010.
During the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, the Company capitalized interest expense of $32.0 million, $74.3 million, $16.9 million and $45.1 million, respectively.
As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company suspended portions of its development projects given the conditions in the capital markets and the global economy and their impact on the Company’s ongoing operations. If circumstances change, the Company may be required to record an impairment charge related to these developments in the future.
NOTE 3 — INTANGIBLE ASSETS, NET
Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Gaming licenses and certificate	$94,992	$50,000
Less — accumulated amortization	(4,089)	—

	90,903	50,000

Trademarks and other	1,008	263
Less — accumulated amortization	(176)	(134)

	832	129

Total intangible assets, net	$91,735	$50,129

In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2010, the Company was issued a gaming license from the Singapore Casino Regulatory Authority (the “CRA”) for its gaming operations at Marina Bay Sands, which was acquired for SGD 37.5 million (approximately $28.5 million at exchange rates in effect on September 30, 2010). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA.
NOTE 4 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,162,680	$2,925,000
Senior Secured Credit Facility — Delayed Draws I and II	722,090	987,000
Senior Secured Credit Facility — Revolving	—	775,860
6.375% Senior Notes (net of original issue discount of $763 and $1,164, respectively)	188,949	248,836
FF&E Facility	—	108,550
Airplane Financings	79,344	82,110
HVAC Equipment Lease	23,425	24,717
Other	4,095	4,778
Macau Related:
Macau Credit Facility — Term B	1,488,289	1,501,789
Macau Credit Facility — Term B Delayed	578,779	584,029
Macau Credit Facility — Revolving	—	479,640
Macau Credit Facility — Local Term	41,325	67,697
VOL Credit Facility — Term	750,963	—
Ferry Financing	184,316	210,762
Other	11,737	11,016
Singapore Related:
Singapore Credit Facility	3,901,558	3,013,678
Other	2,299	—

	10,139,849	11,025,462
Less — current maturities	(572,458)	(173,315)

Total long-term debt	$9,567,391	$10,852,147

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Senior Secured Credit Facility
In August 2010, the Senior Secured Credit Facility was amended to, among other things, modify certain financial covenants, including increasing the maximum leverage ratio for the quarterly periods through June 30, 2012 (see “— Note 1 — Organization and Business of Company — Development Financing Strategy”). Certain lenders elected to extend the maturity of $1.42 billion in aggregate principal amount of the Term B Facility to November 2016, $284.5 million in aggregate principal amount of the Delayed Draw I Facility to November 2016, $207.9 million in aggregate principal amount of the Delayed Draw II Facility to November 2015 (collectively the “Extended Term Loans”) and to extend the availability of $532.5 million (after giving effect to the reductions described below) of the Revolving Facility to May 2014 (the “Extended Revolving Facility”). As part of the extension, the Company was required to pay down $1.0 billion in aggregate principal amount of the Extended Term Loans and the commitments under the Revolving Facility were reduced from $1.0 billion to $750.0 million. The credit spread for the Extended Term Loans increased 100 basis points to 1.75% per annum for borrowings bearing interest at a base rate or 2.75% per annum at an adjusted Eurodollar rate. The credit spread for the Extended Revolving Facility increased 75 basis points to 1.25% per annum for borrowings bearing interest at a base rate or 2.25% per annum at an adjusted Eurodollar rate. These credit spreads are subject to downward adjustments in certain circumstances if the Company’s corporate credit rating is increased. As a result of the repayment and amendment, the Company recorded a $21.2 million loss on modification or early retirement of debt during the three and nine months ended September 30, 2010.
During the nine months ended September 30, 2010, the Company paid down $775.9 million under the Revolving Facility, in addition to the pay down of $1.0 billion of the Extended Term Loans as described above. As of September 30, 2010, the Company had $640.5 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
FF&E Credit Facility
In August 2010, the Company repaid the outstanding $91.8 million balance under the FF&E Credit Facility and incurred a $0.5 million loss on early retirement of debt during the three and nine months ended September 30, 2010.
Senior Notes
During the nine months ended September 30, 2010, the Company repurchased $60.3 million of the outstanding principal of the Senior Notes and recorded a $3.4 million gain on extinguishment of debt in connection with the repurchase.
Macau Credit Facility
During the nine months ended September 30, 2010, the Company paid down $479.6 million under the revolving portion of its Macau Credit Facility. As of September 30, 2010, the Company had $595.3 million of available borrowing capacity under the Macau Credit Facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
VOL Credit Facility
On May 17, 2010, a subsidiary of the Company, VOL (owner and developer of the integrated resort on Cotai Strip parcels 5 and 6), entered into a credit agreement (the “VOL Credit Facility”) providing for up to $1.75 billion (or equivalent in Hong Kong dollars or Macau patacas), which consists of a $750.0 million term loan (the “VOL Term Facility”) that was fully drawn on July 16, 2010, a $750.0 million delayed draw term loan available for 18 months after closing (the “VOL Delayed Draw Facility”) and a $250.0 million revolving facility (the “VOL Revolving Facility”). As of September 30, 2010, the Company had not drawn any amounts under the VOL Delayed Draw Facility or VOL Revolving Facility.

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
The VOL Credit Facility matures on June 16, 2015, with VOL required to repay or prepay the VOL Credit Facility under certain circumstances. Commencing on March 31, 2013, and at the end of each subsequent quarter in 2013, VOL is required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis in an amount equal to 5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. Commencing on March 31, 2014, and at the end of each subsequent quarter in 2014, VOL is required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata bases in an amount equal to 7.5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. In addition, commencing with December 31, 2013, and the end of each fiscal year thereafter, VOL is required to further repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis with 50%, subject to downward adjustments if certain conditions are met, of its excess free cash flow (as defined by the VOL Credit Facility).
Borrowings under the VOL Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or the Hong Kong Interbank Offered Rate (“HIBOR,” in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 4.5% per annum. VOL will pay standby fees of 2.0% per annum on the undrawn amounts under the VOL Term and Delayed Draw Facilities and 1.5% per annum on the undrawn amounts under the VOL Revolving Facility.
The VOL Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, incurrence of indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions and use of proceeds from the facility. The VOL Credit Facility also requires VOL to comply with financial covenants as of the first full quarter beginning six months after the commencement of substantial operations of phases I and II of the integrated resort on Cotai Strip parcels 5 and 6, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to total interest expense. The VOL Credit Facility also contains events of default customary for such financings.
Singapore Credit Facility
As of September 30, 2010, the Company had SGD 46.4 million (approximately $35.2 million at exchange rates in effect on September 30, 2010) of available borrowing capacity under the Singapore Credit Facility, net of outstanding banker’s guarantees.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Proceeds from Singapore Credit Facility	$647,988	$824,986
Proceeds from VOL Credit Facility	751,169	—
Proceeds from Exchangeable Bonds	—	600,000
Proceeds from Ferry Financing	—	9,888

	$1,399,157	$1,434,874

Repayments on Senior Secured Credit Facility	$(1,803,090)	$(30,000)
Repayments on Macau Credit Facility	(524,701)	(150,074)
Repayments on Singapore Credit Facility	—	(18,223)
Repayments on Senior Notes	(56,675)	—
Repayments on Ferry Financing	(26,331)	—
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on HVAC Equipment Lease	(1,293)	(421)
Repayments on FF&E Facility and Other Long-Term Debt	(109,746)	(25,841)

	$(2,524,602)	$(227,325)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2010, was approximately $9.40 billion, compared to its carrying value of $10.11 billion. As of December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $9.66 billion, compared to its carrying value of $11.0 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 5 — EQUITY AND EARNINGS (LOSS) PER SHARE
Preferred Stock and Warrants
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350

				$71,347

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	May 17, 2010	13,125	10,225	23,350
July 29, 2010	August 16, 2010	13,125	10,225	23,350

				$70,050

November 2, 2010	November 15, 2010	$13,125	$10,225	$23,350
During the nine months ended September 30, 2010, holders of preferred stock exercised 126 warrants to purchase an aggregate of 2,099 shares of the Company’s common stock at $6.00 per share and tendered 76 shares of preferred stock and approximately $5,000 in cash as settlement of the warrant exercise price. During the nine months ended September 30, 2009, holders of the preferred stock exercised 1,106,301 warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the warrant exercise price.
Subsequent to September 30, 2010, holders of preferred stock exercised 1,857,645 warrants to purchase an aggregate of 30,960,805 shares of the Company’s common stock at $6.00 per share for $185.8 million in cash as settlement of the warrant exercise price.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	660,836,841	660,245,590	660,495,783	655,687,503
Potential dilution from stock options, restricted stock and warrants	128,319,406	—	121,660,224	—

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	789,156,247	660,245,590	782,156,007	655,687,503

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted earnings (loss) per share	8,570,205	170,653,596	9,098,805	170,653,596

Accumulated Comprehensive Income and Comprehensive Income (Loss)
As of September 30, 2010 and December 31, 2009, accumulated comprehensive income consisted solely of foreign currency translation adjustments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Total comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$268,834	$(80,617)	$395,196	$(294,726)
Currency translation adjustment	78,886	11,194	74,390	8,438

Total comprehensive income (loss)	347,720	(69,423)	469,586	(286,288)
Less: comprehensive (income) loss attributable to noncontrolling interests	(58,004)	4,111	(120,830)	7,674

Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$289,716	$(65,312)	$348,756	$(278,614)

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
As of September 30, 2010 and December 31, 2009, the Company’s joint ventures had total assets of $94.7 million and $105.6 million, respectively, and total liabilities of $75.3 million and $75.3 million, respectively.
NOTE 7 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macau and Singapore. In the U.S., during the three months ended September 30, 2010, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report for years 2005 through 2008 proposing certain assessments. The Company disagrees with several of the proposed assessments and submitted a protest and a request for an appeals conference to the IRS. The Company anticipates that the appeals process will take an extended period of time to resolve and management does not believe that it is reasonably possible that these issues will be settled in the next twelve months. In the U.S., the Company is currently under examination for the 2009 year. In Macau and Singapore, the Company is subject to examination for years after 2005. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.
During the three and nine months ended September 30, 2010, the Company settled certain tax matters with taxing authorities. As a result of these settlements, the Company reduced its unrecognized tax benefits by $32.9 million.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — STOCK-BASED EMPLOYEE COMPENSATION
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards, representing 10% of the outstanding shares of the SCL Offering. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of September 30, 2010, there were 785,480,708 shares available for grant under the SCL Equity Plan.
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
Stock-Based Compensation Activity
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Compensation expense:
Stock options	$13,487	$12,062	$42,169	$32,132
Restricted shares	133	(53)	383	782

	$13,620	$12,009	$42,552	$32,914

Compensation cost capitalized as part of property and equipment	$659	$937	$2,187	$2,561

LVSC 2004 Plan:
Stock options granted	289	1,194	4,378	8,242

Weighted average grant date fair value	$20.99	$6.41	$15.40	$3.02

Restricted shares granted	2	—	16	66

Weighted average grant date fair value	$28.90	$—	$25.37	$7.38

SCL Equity Plan:
Stock options granted	4,553	—	24,929	—

Weighted average grant date fair value	$1.12	$—	$1.05	$—

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
LVSC 2004 Plan:
Weighted average volatility	89.0%	79.6%	92.7%	75.5%
Expected term (in years)	6.0	5.7	5.4	5.1
Risk-free rate	3.0%	3.1%	2.9%	2.7%
Expected dividends	—	—	—	—
SCL Equity Plan:
Weighted average volatility	73.3%	—	73.6%	—
Expected term (in years)	6.3	—	6.2	—
Risk-free rate	1.5%	—	2.0%	—
Expected dividends	—	—	—	—

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
The following table provides the assets carried at fair value (in thousands):

	Total Carrying	Fair Value Measurements as of September 30, 2010 Using:
	Value as of	Quoted Market	Significant Other	Significant
	September 30,	Prices in Active	Observable Inputs	Unobservable Inputs
	2010	Markets (Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$1,094,958	$1,094,958	$—	$—
Interest rate caps(2)	$1,139	$—	$1,139	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
The Company has 34 interest rate cap agreements with an aggregate fair value of approximately $1.1 million, based on quoted market values from the institutions holding the agreements as of September 30, 2010.

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
Macau Operations
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice as against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. Oral argument on the appeal took place on September 2, 2010, and the Court has yet to issue a decision. The Company believes that it has valid bases in law and fact to overturn the verdict. As a result, the Company has concluded that it is not probable that it has incurred a loss relating to this matter. The Company believes a range of possible loss, which cannot be reasonably estimated at this time, is between zero and the amount of the judgment. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post judgment interest.

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
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that it is currently unable to determine the probability of the outcome of this matter. The Company intends to vigorously defend this matter.
China Matters
The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly foreign-owned enterprises (“WFOEs”) to counterparties and other vendors in China. These WFOEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macau for the Company’s operations in Macau. SAFE has now concluded its investigation of these matters and recently issued a preliminary penalty decision notice that it would impose a penalty of approximately 10.8 million renminbi (approximately $1.6 million at exchange rates in effect on September 30, 2010) against one of the Company’s WFOEs. SAFE’s decision will become final shortly, unless the WOFE formally contests the penalty. The Company does not believe that the WFOE’s payment of the penalty will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the United States District Court for the District of Nevada, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which is substantially similar to the Fosbre litigation, discussed above, seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On August 31, 2010, the Court entered an order consolidating the two cases, and appointed lead plaintiffs and lead counsel. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. The defendants have until December 31, 2010, to file a responsive pleading. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Singapore Development Project
In August 2006, the Company entered into the Development Agreement with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company entered into the SGD 5.44 billion (approximately $4.14 billion at exchange rates in effect on September 30, 2010) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
In December 2009, MBS signed a supplement to the Development Agreement with the STB, which permits the Marina Bay Sands to open in stages throughout 2010 in accordance with an agreed upon schedule. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. If MBS fails to meet this deadline, the STB will be entitled to draw on the SGD 192.6 million (approximately $146.3 million at exchange rates in effect on September 30, 2010) security deposit under the Singapore Credit Facility.
Other Agreements
The Company has entered into agreements with Starwood and Shangri-La to manage hotels on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the serviced luxury apart-hotel units located thereon. The management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays may allow Starwood and Shangri-La to terminate their respective agreements. The Company is mobilizing to recommence construction on parcels 5 and 6 and is negotiating (or undertaking to negotiate) amendments to its management agreements with Starwood and Shangri-La to provide for new opening timelines. If negotiations are unsuccessful and Starwood and Shangri-La exercise their rights to terminate their agreements, the Company would have to find new managers and brands for these projects. The Company’s agreement with Starwood related to the Las Vegas Condo Tower has been terminated in connection with the suspension of the project and management is currently evaluating alternatives for branding the project. If the Company has to find new managers and brands in Macau or is unsuccessful in rebranding its Las Vegas Condo Tower, such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
NOTE 11 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau); and Marina Bay Sands. The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands; Other Development Projects (on Cotai Strip parcels 3, 5 and 6, and 7 and 8); and Corporate and Other (comprised primarily of airplanes and the Las Vegas Condo Tower). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the three and nine months ended September 30, 2009, has been reclassified to conform to the current presentation. The Company’s segment information as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Macau:
The Venetian Macao	$620,745	$494,014	$1,751,472	$1,421,722
Sands Macao	288,235	280,793	874,253	739,403
Four Seasons Macao	160,367	67,052	406,807	162,743
Other Asia	28,403	21,131	80,961	64,170

	1,097,750	862,990	3,113,493	2,388,038
United States:
Las Vegas Operating Properties	290,690	228,993	902,419	839,571
Sands Bethlehem	82,843	62,994	218,708	95,705

	373,533	291,987	1,121,127	935,276
Singapore	485,886	—	702,279	—
Intersegment eliminations	(48,397)	(13,833)	(98,763)	(44,408)

Net revenues	$1,908,772	$1,141,144	$4,838,136	$3,278,906

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjusted Property EBITDA(1)
Macau:
The Venetian Macao	$211,496	$150,389	$574,240	$381,849
Sands Macao	74,103	77,115	225,076	188,522
Four Seasons Macao	48,962	10,152	101,456	20,083
Other Asia	(5,563)	(8,088)	(16,149)	(23,989)

	328,998	229,568	884,623	566,465
United States:
Las Vegas Operating Properties	58,271	34,452	229,555	202,336
Sands Bethlehem	16,361	8,323	39,450	11,160

	74,632	42,775	269,005	213,496
Singapore	241,589	—	336,055	—

Total adjusted property EBITDA	645,219	272,343	1,489,683	779,961
Other Operating Costs and Expenses
Stock-based compensation expense	(8,309)	(8,423)	(22,880)	(21,701)
Corporate expense	(28,686)	(17,519)	(78,116)	(105,250)
Rental expense	(9,186)	(6,691)	(30,690)	(22,497)
Pre-opening expense	(10,107)	(28,855)	(97,684)	(115,619)
Development expense	(425)	(80)	(1,258)	(344)
Depreciation and amortization	(186,738)	(148,677)	(510,521)	(431,559)
Impairment loss	(16,057)	—	(16,057)	(151,175)
Gain (loss) on disposal of assets	(2,406)	284	(40,577)	(4,500)

Operating income (loss)	383,305	62,382	691,900	(72,684)
Other Non-Operating Costs and Expenses
Interest income	2,661	1,599	6,367	9,840
Interest expense, net of amounts capitalized	(76,723)	(88,514)	(231,875)	(224,503)
Other income (expense)	6,444	(1,564)	(6,205)	(6,534)
Loss on modification or early retirement of debt	(21,692)	(204)	(18,555)	(204)
Income tax expense	(25,161)	(54,316)	(46,436)	(641)
Net (income) loss attributable to noncontrolling interests	(54,337)	4,111	(121,311)	7,674

Net income (loss) attributable to Las Vegas Sands Corp.	$214,497	$(76,506)	$273,885	$(287,052)

(1)
Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, gain (loss) on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt, income tax expense and net (income) loss attributable to noncontrolling interests. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Intersegment Revenues
Macau:
The Venetian Macao	$1,535	$434	$6,701	$1,277
Other Asia	17,942	12,501	48,376	40,161

	19,477	12,935	55,077	41,438
Las Vegas Operating Properties	28,872	898	43,234	2,970
Singapore	48	—	452	—

Total intersegment revenues	$48,397	$13,833	$98,763	$44,408

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Capital Expenditures
Corporate and Other	$9,746	$31,527
Macau:
The Venetian Macao	35,618	12,700
Sands Macao	2,500	5,556
Four Seasons Macao	29,348	206,546
Other Asia	2,524	23,696
Other Development Projects	200,292	70,084

	270,282	318,582
United States:
Las Vegas Operating Properties	16,076	58,065
Sands Bethlehem	34,077	212,529

	50,153	270,594
Singapore	1,320,083	918,375

Total capital expenditures	$1,650,264	$1,539,078

	September 30,	December 31,
	2010	2009
Total Assets
Corporate and Other	$1,432,307	$1,849,596
Macau:
The Venetian Macao	2,980,826	2,886,763
Sands Macao	494,374	527,737
Four Seasons Macao	1,161,721	1,151,028
Other Asia	350,846	328,584
Other Development Projects	3,108,406	2,035,864

	8,096,173	6,929,976
United States:
Las Vegas Operating Properties	3,944,719	6,893,106
Sands Bethlehem	742,075	737,062

	4,686,794	7,630,168
Singapore	6,032,723	4,162,366

Total assets	$20,247,997	$20,572,106

	September 30,	December 31,
	2010	2009
Total Long-Lived Assets
Corporate and Other	$309,374	$324,268
Macau:
The Venetian Macao	2,192,602	2,324,882
Sands Macao	324,672	355,170
Four Seasons Macao	1,032,310	1,047,201
Other Asia	267,388	276,559
Other Development Projects	2,157,546	2,022,861

	5,974,518	6,026,673
United States:
Las Vegas Operating Properties	3,478,696	3,642,405
Sands Bethlehem	605,690	610,846

	4,084,386	4,253,251
Singapore	5,355,134	3,956,899

Total long-lived assets	$15,723,412	$14,561,091

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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $38.0 million (consisting of $282.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $47.0 million (consisting of $291.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of September 30, 2010 and December 31, 2009, respectively, and a net loss (consisting primarily of depreciation expense) of $2.5 million and $9.9 million for the three and nine months ended September 30, 2010, respectively, and $2.7 million and $8.9 million for the three and nine months ended September 30, 2009, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, is as follows (in thousands):
Condensed Consolidating Balance Sheets
September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$837,361	$351,174	$1,206,177	$—	$2,394,712
Restricted cash	—	1,860	201,827	—	203,687
Intercompany receivables	—	97,149	17,897	(115,046)	—
Accounts receivable, net	3,245	143,442	472,680	(369)	618,998
Inventories	2,271	9,586	15,894	—	27,751
Deferred income taxes, net	—	22,729	18,191	(13,989)	26,931
Prepaid expenses and other	3,738	6,439	31,304	—	41,481

Total current assets	846,615	632,379	1,963,970	(129,404)	3,313,560
Property and equipment, net	134,871	3,617,733	10,719,261	—	14,471,865
Investments in subsidiaries	5,922,534	4,706,875	—	(10,629,409)	—
Deferred financing costs, net	807	31,202	134,307	—	166,316
Restricted cash	—	4,935	751,124	—	756,059
Intercompany receivables	32,645	87,661	—	(120,306)	—
Intercompany notes receivable	—	605,977	—	(605,977)	—
Deferred income taxes, net	82,431	—	—	(65,576)	16,855
Leasehold interests in land, net	—	—	1,251,547	—	1,251,547
Intangible assets, net	590	—	91,145	—	91,735
Other assets, net	1,803	30,018	148,239	—	180,060

Total assets	$7,022,296	$9,716,780	$15,059,593	$(11,550,672)	$20,247,997

Accounts payable	$4,770	$23,914	$72,848	$(369)	$101,163
Construction payables	—	1,860	569,337	—	571,197
Intercompany payables	58,656	—	56,390	(115,046)	—
Accrued interest payable	1,603	1,026	12,388	—	15,017
Other accrued liabilities	15,041	175,404	857,630	—	1,048,075
Income taxes payable	4,741	—	3,310	—	8,051
Deferred income taxes	13,989	—	—	(13,989)	—
Current maturities of long-term debt	3,688	30,600	538,170	—	572,458

Total current liabilities	102,488	232,804	2,110,073	(129,404)	2,315,961
Other long-term liabilities	29,083	11,013	34,164	—	74,260
Intercompany payables	34,339	—	85,967	(120,306)	—
Intercompany notes payable	—	—	605,977	(605,977)	—
Deferred income taxes	—	66,143	44,195	(65,576)	44,762
Deferred amounts related to mall transactions	—	443,404	—	—	443,404
Long-term debt	264,605	2,877,595	6,425,191	—	9,567,391

Total liabilities	430,515	3,630,959	9,305,567	(921,263)	12,445,778

Preferred stock issued to Principal Stockholder’s family	480,242	—	—	—	480,242
Total Las Vegas Sands Corp. stockholders’ equity	6,111,539	6,085,416	4,543,993	(10,629,409)	6,111,539
Noncontrolling interests	—	405	1,210,033	—	1,210,438

Total equity	6,111,539	6,085,821	5,754,026	(10,629,409)	7,321,977

Total liabilities and equity	$7,022,296	$9,716,780	$15,059,593	$(11,550,672)	$20,247,997

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Balance Sheets
December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$254,256	$3,033,625	$1,667,535	$—	$4,955,416
Restricted cash	—	6,954	111,687	—	118,641
Intercompany receivables	—	101,485	27,646	(129,131)	—
Accounts receivable, net	727	152,151	309,547	(1,659)	460,766
Inventories	1,906	12,332	12,835	—	27,073
Deferred income taxes, net	—	29,117	1,992	(4,667)	26,442
Prepaid expenses and other	11,410	5,251	18,675	—	35,336

Total current assets	268,299	3,340,915	2,149,917	(135,457)	5,623,674
Property and equipment, net	140,684	3,786,061	9,424,526	—	13,351,271
Investment in subsidiaries	6,242,214	4,117,915	—	(10,360,129)	—
Deferred financing costs, net	1,095	37,850	99,509	—	138,454
Intercompany receivables	34,029	85,725	—	(119,754)	—
Intercompany notes receivable	—	500,518	—	(500,518)	—
Deferred income taxes, net	48,362	—	243	(26,386)	22,219
Leasehold interests in land, net	—	—	1,209,820	—	1,209,820
Intangible assets, net	—	—	50,129	—	50,129
Other assets, net	2,338	27,555	146,646	—	176,539

Total assets	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

Accounts payable	$4,229	$21,353	$58,772	$(1,659)	$82,695
Construction payables	—	9,172	769,599	—	778,771
Intercompany payables	59,029	—	70,102	(129,131)	—
Accrued interest payable	6,074	351	11,907	—	18,332
Other accrued liabilities	6,470	170,706	609,016	—	786,192
Deferred income taxes	4,667	—	—	(4,667)	—
Current maturities of long-term debt	3,688	81,374	88,253	—	173,315

Total current liabilities	84,157	282,956	1,607,649	(135,457)	1,839,305
Other long-term liabilities	48,907	10,621	22,431	—	81,959
Intercompany payables	15,166	—	104,588	(119,754)	—
Intercompany notes payable	—	—	500,518	(500,518)	—
Deferred income taxes	—	26,386	—	(26,386)	—
Deferred amounts related to mall transactions	—	447,274	—	—	447,274
Long-term debt	327,258	4,739,753	5,785,136	—	10,852,147

Total liabilities	475,488	5,506,990	8,020,322	(782,115)	13,220,685

Preferred stock issued to Principal Stockholder’s family	410,834	—	—	—	410,834
Total Las Vegas Sands Corp. stockholders’ equity	5,850,699	6,389,144	3,970,985	(10,360,129)	5,850,699
Noncontrolling interests	—	405	1,089,483	—	1,089,888

Total equity	5,850,699	6,389,549	5,060,468	(10,360,129)	6,940,587

Total liabilities and equity	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$116,554	$1,457,297	$—	$1,573,851
Rooms	—	105,649	102,511	—	208,160
Food and beverage	—	34,304	82,882	—	117,186
Convention, retail and other	—	63,501	115,858	(32,180)	147,179

	—	320,008	1,758,548	(32,180)	2,046,376
Less-promotional allowances	(128)	(39,908)	(96,626)	(942)	(137,604)

Net revenues	(128)	280,100	1,661,922	(33,122)	1,908,772

Operating expenses:
Casino	—	73,740	809,234	(796)	882,178
Rooms	—	24,218	12,648	—	36,866
Food and beverage	—	15,144	37,141	(1,379)	50,906
Convention, retail and other	—	18,206	56,582	(4,185)	70,603
Provision for doubtful accounts	—	5,681	32,152	—	37,833
General and administrative	—	62,389	131,400	(313)	193,476
Corporate expense	24,931	47	30,141	(26,433)	28,686
Rental expense	—	—	9,186	—	9,186
Pre-opening expense	178	3	9,942	(16)	10,107
Development expense	425	—	—	—	425
Depreciation and amortization	3,295	55,345	128,098	—	186,738
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	—	322	2,084	—	2,406

	28,829	255,095	1,274,665	(33,122)	1,525,467

Operating income (loss)	(28,957)	25,005	387,257	—	383,305
Other income (expense):
Interest income	1,174	23,131	1,151	(22,795)	2,661
Interest expense, net of amounts capitalized	(3,505)	(26,172)	(69,841)	22,795	(76,723)
Other income (expense)	(1,500)	725	7,219	—	6,444
Loss on modification or early retirement of debt	—	(21,692)	—	—	(21,692)
Income from equity investments in subsidiaries	240,507	213,614	—	(454,121)	—

Income before income taxes	207,719	214,611	325,786	(454,121)	293,995
Income tax benefit (expense)	6,778	3,285	(35,224)	—	(25,161)

Net income	214,497	217,896	290,562	(454,121)	268,834
Net income attributable to noncontrolling interests	—	—	(54,337)	—	(54,337)

Net income attributable to Las Vegas Sands Corp.	$214,497	$217,896	$236,225	$(454,121)	$214,497

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$99,015	$809,240	$—	$908,255
Rooms	—	98,619	57,054	—	155,673
Food and beverage	—	29,209	45,248	—	74,457
Convention, retail and other	—	33,016	67,922	(5,334)	95,604

	—	259,859	979,464	(5,334)	1,233,989
Less-promotional allowances	(140)	(40,751)	(51,246)	(708)	(92,845)

Net revenues	(140)	219,108	928,218	(6,042)	1,141,144

Operating expenses:
Casino	—	65,769	533,854	(689)	598,934
Rooms	—	22,284	5,812	—	28,096
Food and beverage	—	13,000	25,936	(1,552)	37,384
Convention, retail and other	—	16,301	43,563	(3,515)	56,349
Provision for doubtful accounts	—	12,524	16,748	—	29,272
General and administrative	—	58,478	68,997	(286)	127,189
Corporate expense	15,205	51	2,263	—	17,519
Rental expense	—	74	6,617	—	6,691
Pre-opening expense	178	1	28,676	—	28,855
Development expense	87	—	(7)	—	80
Depreciation and amortization	3,064	57,215	88,398	—	148,677
(Gain) loss on disposal of assets	—	3	(287)	—	(284)

	18,534	245,700	820,570	(6,042)	1,078,762

Operating income (loss)	(18,674)	(26,592)	107,648	—	62,382
Other income (expense):
Interest income	1,875	17,499	196	(17,971)	1,599
Interest expense, net of amounts capitalized	(4,566)	(31,287)	(70,632)	17,971	(88,514)
Other income (expense)	—	194	(1,758)	—	(1,564)
Loss on modification of debt	—	—	(204)	—	(204)
Income from equity investments in subsidiaries	14,889	38,825	—	(53,714)	—

Income (loss) before income taxes	(6,476)	(1,361)	35,250	(53,714)	(26,301)
Income tax benefit (expense)	(70,030)	16,250	(536)	—	(54,316)

Net income (loss)	(76,506)	14,889	34,714	(53,714)	(80,617)
Net loss attributable to noncontrolling interests	—	—	4,111	—	4,111

Net income (loss) attributable to Las Vegas Sands Corp.	$(76,506)	$14,889	$38,825	$(53,714)	$(76,506)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$374,801	$3,555,121	$—	$3,929,922
Rooms	—	345,885	233,824	—	579,709
Food and beverage	—	119,099	195,245	—	314,344
Convention, retail and other	—	158,593	264,010	(51,943)	370,660

	—	998,378	4,248,200	(51,943)	5,194,635
Less-promotional allowances	(375)	(131,352)	(222,500)	(2,272)	(356,499)

Net revenues	(375)	867,026	4,025,700	(54,215)	4,838,136

Operating expenses:
Casino	—	228,572	2,141,160	(1,972)	2,367,760
Rooms	—	72,469	28,125	(1)	100,593
Food and beverage	—	51,481	96,127	(4,601)	143,007
Convention, retail and other	—	56,043	148,597	(10,307)	194,333
Provision for doubtful accounts	—	23,376	49,610	—	72,986
General and administrative	—	182,424	311,081	(851)	492,654
Corporate expense	67,238	179	47,132	(36,433)	78,116
Rental expense	—	—	30,690	—	30,690
Pre-opening expense	535	6	97,193	(50)	97,684
Development expense	1,258	—	—	—	1,258
Depreciation and amortization	9,331	171,475	329,715	—	510,521
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	—	9,026	31,551	—	40,577

	78,362	795,051	3,327,038	(54,215)	4,146,236

Operating income (loss)	(78,737)	71,975	698,662	—	691,900
Other income (expense):
Interest income	2,493	65,164	2,507	(63,797)	6,367
Interest expense, net of amounts capitalized	(11,669)	(82,880)	(201,123)	63,797	(231,875)
Other income (expense)	(1,500)	454	(5,159)	—	(6,205)
Gain (loss) on modification or early retirement of debt	3,358	(21,692)	(221)	—	(18,555)
Income from equity investments in subsidiaries	376,674	322,268	—	(698,942)	—

Income before income taxes	290,619	355,289	494,666	(698,942)	441,632
Income tax benefit (expense)	(16,734)	2,555	(32,257)	—	(46,436)

Net income	273,885	357,844	462,409	(698,942)	395,196
Net income attributable to noncontrolling interests	—	—	(121,311)	—	(121,311)

Net income attributable to Las Vegas Sands Corp.	$273,885	$357,844	$341,098	$(698,942)	$273,885

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$347,902	$2,156,331	$—	$2,504,233
Rooms	—	334,389	157,641	—	492,030
Food and beverage	—	120,492	128,360	—	248,852
Convention, retail and other	—	119,511	196,430	(10,965)	304,976

	—	922,294	2,638,762	(10,965)	3,550,091
Less-promotional allowances	(484)	(124,039)	(144,424)	(2,238)	(271,185)

Net revenues	(484)	798,255	2,494,338	(13,203)	3,278,906

Operating expenses:
Casino	—	210,468	1,471,720	(1,881)	1,680,307
Rooms	—	73,816	19,571	—	93,387
Food and beverage	—	51,482	78,159	(4,796)	124,845
Convention, retail and other	—	55,903	128,563	(5,640)	178,826
Provision for doubtful accounts	—	37,239	33,750	—	70,989
General and administrative	—	180,408	192,770	(886)	372,292
Corporate expense	96,217	182	8,851	—	105,250
Rental expense	—	2,895	19,602	—	22,497
Pre-opening expense	832	96	114,691	—	115,619
Development expense	243	—	101	—	344
Depreciation and amortization	8,378	170,711	252,470	—	431,559
Impairment loss	—	151,175	—	—	151,175
(Gain) loss on disposal of assets	—	(107)	4,607	—	4,500

	105,670	934,268	2,324,855	(13,203)	3,351,590

Operating income (loss)	(106,154)	(136,013)	169,483	—	(72,684)
Other income (expense):
Interest income	9,046	28,290	506	(28,002)	9,840
Interest expense, net of amounts capitalized	(13,993)	(90,380)	(148,132)	28,002	(224,503)
Other income (expense)	—	659	(7,193)	—	(6,534)
Loss on modification of debt	—	—	(204)	—	(204)
Income (loss) from equity investments in subsidiaries	(97,299)	21,608	—	75,691	—

Income (loss) before income taxes	(208,400)	(175,836)	14,460	75,691	(294,085)
Income tax benefit (expense)	(78,652)	78,537	(526)	—	(641)

Net income (loss)	(287,052)	(97,299)	13,934	75,691	(294,726)
Net loss attributable to noncontrolling interests	—	—	7,674	—	7,674

Net income (loss) attributable to Las Vegas Sands Corp.	$(287,052)	$(97,299)	$21,608	$75,691	$(287,052)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(86,402)	$243,909	$1,050,491	$—	$1,207,998

Cash flows from investing activities:
Changes in restricted cash	—	159	(836,964)	—	(836,805)
Capital expenditures	(5,261)	(20,308)	(1,624,695)	—	(1,650,264)
Proceeds from disposal of property and equipment	—	823	5,128	—	5,951
Purchases of investments	—	—	(173,774)	—	(173,774)
Proceeds from investments	—	—	173,774	—	173,774
Acquisition of gaming license and certificate and other intangible assets	(590)	—	(44,009)	—	(44,599)
Notes receivable to non-guarantor subsidiaries	—	(43,312)	—	43,312	—
Dividends from Guarantor Subsidiaries	5,265,485	—	—	(5,265,485)	—
Dividends from non-guarantor subsidiaries	—	41,100	—	(41,100)	—
Capital contributions to subsidiaries	(4,467,037)	(16,537)	—	4,483,574	—

Net cash generated from (used in) investing activities	792,597	(38,075)	(2,500,540)	(779,699)	(2,525,717)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,396	—	—	—	6,396
Proceeds from exercise of warrants	5	—	—	—	5
Dividends paid to preferred stockholders	(70,050)	—	—	—	(70,050)
Dividends paid to Las Vegas Sands Corp.	—	(5,265,485)	—	5,265,485	—
Dividends paid to Guarantor Subsidiaries	—	—	(41,100)	41,100	—
Capital contributions received	—	4,300,037	183,537	(4,483,574)	—
Borrowings from Guarantor Subsidiaries	—	—	43,312	(43,312)	—
Proceeds from VOL credit facility	—	—	751,169	—	751,169
Proceeds from Singapore credit facility	—	—	647,988	—	647,988
Repayments on senior secured credit facility	—	(1,803,090)	—	—	(1,803,090)
Repayments on Macau credit facility	—	—	(524,701)	—	(524,701)
Repayments on senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(26,331)	—	(26,331)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease	—	(1,293)	—	—	(1,293)
Repayments on FF&E facility and other long-term debt	—	(108,549)	(1,197)	—	(109,746)
Payments of deferred financing costs	—	(9,905)	(55,918)	—	(65,823)

Net cash generated from (used in) financing activities	(123,090)	(2,888,285)	976,759	779,699	(1,254,917)

Effect of exchange rate on cash	—	—	11,932	—	11,932

Increase (decrease) in cash and cash equivalents	583,105	(2,682,451)	(461,358)	—	(2,560,704)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$837,361	$351,174	$1,206,177	$—	$2,394,712

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$66,743	$(49,051)	$514,727	$—	$532,419

Cash flows from investing activities:
Change in restricted cash	—	(711)	(34,683)	—	(35,394)
Capital expenditures	(3,322)	(86,242)	(1,449,514)	—	(1,539,078)
Proceeds from disposal of property and equipment	60	1,687	2,147	—	3,894
Dividends received from Guarantor Subsidiaries	4,651,977	—	—	(4,651,977)	—
Dividends received from non-guarantor subsidiaries	—	11,406	—	(11,406)	—
Notes receivable to non-guarantor subsidiaries	(20,000)	—	—	20,000	—
Intercompany receivables to non-guarantor subsidiaries	(57,000)	(125,537)	—	182,537	—
Repayments of receivable from non-guarantor subsidiaries	385,000	216,537	—	(601,537)	—
Capital contributions to subsidiaries	(5,243,581)	(135,022)	—	5,378,603	—

Net cash used in investing activities	(286,866)	(117,882)	(1,482,050)	316,220	(1,570,578)

Cash flows from financing activities:
Dividends paid to preferred stockholders	(71,347)	—	—	—	(71,347)
Purchase of treasury stock	(13)	—	—	—	(13)
Capital contributions received	—	5,243,581	135,022	(5,378,603)	—
Dividends paid to Las Vegas Sands Corp.	—	(4,651,977)	—	4,651,977	—
Dividends paid to Guarantor Subsidiaries	—	—	(11,406)	11,406	—
Borrowings from Las Vegas Sands Corp.	—	—	77,000	(77,000)	—
Borrowings from Guarantor Subsidiaries	—	—	125,537	(125,537)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	—	(385,000)	385,000	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(216,537)	216,537	—
Proceeds from Singapore credit facility	—	—	824,986	—	824,986
Proceeds from exchangeable bonds	—	—	600,000	—	600,000
Proceeds from ferry financing	—	—	9,888	—	9,888
Repayments on Macau credit facility	—	—	(150,074)	—	(150,074)
Repayments on senior secured credit facility	—	(30,000)	—	—	(30,000)
Repayments on Singapore permanent facilities	—	—	(18,223)	—	(18,223)
Repayments on FF&E facility and other long-term debt	—	(25,471)	(791)	—	(26,262)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Contribution from noncontrolling interest	—	—	41	—	41
Payments of deferred financing costs	—	(2,880)	(41,879)	—	(44,759)

Net cash generated from (used in) financing activities	(74,126)	533,253	948,564	(316,220)	1,091,471

Effect of exchange rate on cash	—	—	370	—	370

Increase (decrease) in cash and cash equivalents	(294,249)	366,320	(18,389)	—	53,682
Cash and cash equivalents at beginning of period	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of period	$314	$2,653,145	$438,386	$—	$3,091,845

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Approximately 63.9% and 64.0% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2010 and 2009, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 36.1% and 36.0%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
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

On May 22, 2009, we opened the casino component of Sands Bethlehem, which features slot machines and several food and beverage offerings, as well as the parking garage and surface parking. In April 2010, we recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. In May 2010, we paid a $16.5 million table game licensing fee and in July 2010, we were issued a gaming certificate by the Pennsylvania Gaming Control Board and commenced table games operations. Construction activities on the remaining components, which include an approximate 200,000-square-foot retail facility, a 50,000-square-foot multipurpose event center and a variety of additional dining options, have been suspended temporarily and are intended to recommence when capital markets and general economic conditions improve, and when the suspended components are able to be financed. Approximately 91.2% and 89.7% of the gross revenue at Sands Bethlehem for the nine months ended September 30, 2010 and the period ended September 30, 2009, respectively, was derived from gaming activities, with the remainder derived from food and beverage services and other non-gaming sources.
Macau
Sands China Ltd. (“SCL”) completed an initial public offering (the “SCL Offering”) by listing its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited in November 2009. We own 70.3% of SCL, which includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.
We own and operate the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao includes approximately 229,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; a spacious Paiza Club; a theater and other high-end services and amenities. Approximately 94.1% and 93.4% of the gross revenue at the Sands Macao for the nine months ended September 30, 2010 and 2009, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macau. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, features a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and an 1,800-seat theater that features an original production from Cirque du Soleil. Approximately 82.9% and 81.4% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2010 and 2009, respectively, was derived from gaming activities, with the remainder derived from room revenues and other non-gaming sources.
We own the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. The property will also feature the Four Seasons Apartment Hotel Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. Approximately 85.0% and 73.6% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2010 and 2009, respectively, was derived from gaming activities, with the remainder derived from mall revenues, room revenues and other non-gaming sources.
Singapore
Our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement (the “Development Agreement”) with the Singapore Tourism Board (the “STB”) to build and operate an integrated resort called Marina Bay Sands in Singapore. Marina Bay Sands, portions of which opened on April 27, 2010, is expected to include three 55-story hotel towers (with over 2,500 rooms and suites), the Sands SkyParktm (which sits atop the hotel towers and features an infinity swimming pool and several dining options), a casino, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet, theaters and a landmark iconic structure at the bay-front promenade that will contain an art/science museum. As of September 30, 2010, we have capitalized 7.23 billion Singapore dollars (“SGD,” approximately $5.49 billion at exchange rates in effect on September 30, 2010) in costs for this project, including the land premium and SGD 505.0 million (approximately $383.7 million at exchange rates in effect on September 30, 2010) in outstanding construction payables. We expect to spend approximately SGD 1.2 billion (approximately $0.9 billion at exchange rates in effect on September 30, 2010) through 2011 on additional costs to complete the construction of the integrated resort, FF&E, pre-opening and other costs, and to pay outstanding construction payables, as noted above, of which approximately SGD 340 million (approximately $260 million at exchange rates in effect on September 30, 2010) is expected to be spent during 2010. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal. Based on our current development plan, we expect to progressively open the majority of Marina Bay Sands throughout 2010. Approximately 81.6% of the gross revenue at the Marina Bay Sands for the period ended September 30, 2010, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services and other non-gaming sources.

Development Projects
We have suspended portions of our development projects to focus our development efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if we are unable to obtain sufficient funding such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of September 30, 2010, we have capitalized construction costs of $176.2 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Parcels 5 and 6 — We are staging the construction of the integrated resort on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 luxury and mid-scale hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers with approximately 3,700 hotel rooms to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower with approximately 2,300 rooms to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the additional Sheraton hotel tower, the theater and the remaining retail facilities. The total cost to complete phase II is expected to be approximately $300 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand. The total cost to complete phase III is expected to be approximately $450 million. In connection with entering into the $1.75 billion Venetian Orient Limited (“VOL”) credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we are mobilizing to recommence construction. We are currently working with the Macau government to obtain sufficient construction labor for the project. Until adequate labor quotas are received, the timing of the completion of phases I and II is currently not determinable with certainty; however, we are progressing on alternative scenarios for completion of selected portions of phases I and II with the construction labor currently onsite. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2010, we have capitalized construction costs of $1.88 billion for the entire project (including $134.2 million in outstanding construction payables). Our management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, would allow Starwood and Shangri-La to terminate their respective agreements. We are currently negotiating (or undertaking to negotiate) amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines.

•
Parcels 7 and 8 — The integrated resort on parcels 7 and 8 is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction and have capitalized construction costs of $102.4 million as of September 30, 2010. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction and have capitalized construction costs of $34.5 million as of September 30, 2010. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable with certainty. As of September 30, 2010, we have capitalized an aggregate of $6.0 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of parcels 5 and 6 with the $1.75 billion VOL credit facility, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. We have received a land concession from the Macau government to build on parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. In November 2009, we made an initial premium payment of 700.0 million patacas (approximately $87.6 million at exchange rates in effect on September 30, 2010) for the land concession on parcels 5 and 6, which became effective in May 2010 when it was published in Macau’s Official Gazette. We do not own these land sites in Macau; however, the land concession grants us exclusive use of the land. As specified in the land concession, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concession by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession. Based on historical experience with the Macau government with respect to our land concessions for the Sands Macao and parcels 1, 2, 3 and 5 and 6, management believes that the land concession for parcels 7 and 8 will be granted; however, if we do not obtain the land concession, we could forfeit all or a substantial portion of the $102.4 million in capitalized construction costs, as of September 30, 2010, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the deadlines and those deadlines are not extended, we could lose our land concessions for parcels 3 and 5 and 6, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could forfeit all or a substantial portion of the $34.5 million and $1.88 billion in capitalized construction costs, as of September 30, 2010, related to our developments on parcels 3 and 5 and 6, respectively.
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
There were no newly identified significant accounting estimates in the nine months ended September 30, 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our 2009 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Net revenues	$1,908,772	$1,141,144	67.3%	$4,838,136	$3,278,906	47.6%
Operating expenses	1,525,467	1,078,762	41.4%	4,146,236	3,351,590	23.7%
Operating income (loss)	383,305	62,382	514.4%	691,900	(72,684)	1,051.9%
Income (loss) before income taxes	293,995	(26,301)	1,217.8%	441,632	(294,085)	250.2%
Net income (loss)	268,834	(80,617)	433.5%	395,196	(294,726)	234.1%
Net income (loss) attributable to Las Vegas Sands Corp.	214,497	(76,506)	380.4%	273,885	(287,052)	195.4%

	Percent of Net Revenues
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Operating expenses	79.9%	94.5%	85.7%	102.2%
Operating income (loss)	20.1%	5.5%	14.3%	(2.2)%
Income (loss) before income taxes	15.4%	(2.3)%	9.1%	(9.0)%
Net income (loss)	14.1%	(7.1)%	8.2%	(9.0)%
Net income (loss) attributable to Las Vegas Sands Corp.	11.2%	(6.7)%	5.7%	(8.8)%
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

The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games in Las Vegas have produced a trailing 12-month win percentage (calculated before discounts) of 17.1% and slot machines produce a statistical average hold percentage (calculated before slot club cash incentives) generally between 7.0% and 8.0%. Actual win may vary from the statistical average. Generally, slot machine play is conducted on a cash basis. In Las Vegas, approximately 62.7% of our table games play, for the nine months ended September 30, 2010, was conducted on a credit basis. In Pennsylvania, our table games play is primarily conducted on a cash basis. We expect to increase the credit extended to our players as operations ramp up at Sands Bethlehem.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.4%, 20.2% and 24.7% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Our Macau slot machines produce a statistical average win percentage generally between 6.0% and 7.0%. Actual win may vary from the statistical average. Generally, gaming is conducted on a cash basis, with only 36.6% of our Macau table games play, for the nine months ended September 30, 2010, being conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and gaming promoters for table games play. In Singapore, 34.4% of table games play, for the period from opening through September 30, 2010, was conducted on a credit basis. This percentage is expected to increase as we increase the credit extended to our premium players and as our operations ramp up at Marina Bay Sands.
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
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$1,573,851	$908,255	73.3%
Rooms	208,160	155,673	33.7%
Food and beverage	117,186	74,457	57.4%
Convention, retail and other	147,179	95,604	53.9%

	2,046,376	1,233,989	65.8%
Less — promotional allowances	(137,604)	(92,845)	48.2%

Total net revenues	$1,908,772	$1,141,144	67.3%

Consolidated net revenues were $1.91 billion for the three months ended September 30, 2010, an increase of $767.6 million as compared to the $1.14 billion for the three months ended September 30, 2009. The increase in net revenues was driven by $485.9 million of net revenues at Marina Bay Sands, which opened in April 2010, as well as increases across our other operating properties.
Casino revenues increased $665.6 million as compared to the three months ended September 30, 2009. Of the increase, $414.5 million was attributable to Marina Bay Sands, as well as a $213.3 million increase at our Macau operations driven by an increase in Rolling Chip activity at The Venetian Macao and Four Seasons Macao, and Non-Rolling Chip activity at The Venetian Macao and Sands Macao. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2010	2009	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$540,284	$420,830	28.4%
Non-Rolling Chip drop	$956,867	$834,905	14.6%
Non-Rolling Chip win percentage	26.6%	23.0%	3.6	pts
Rolling Chip volume	$11,035,144	$9,062,194	21.8%
Rolling Chip win percentage	3.05%	2.83%	0.22	pts
Slot handle	$853,705	$609,734	40.0%
Slot hold percentage	6.5%	7.5%	1.0	pts
Sands Macao
Total casino revenues	$281,764	$275,360	2.3%
Non-Rolling Chip drop	$649,605	$626,428	3.7%
Non-Rolling Chip win percentage	20.3%	19.0%	1.3	pts
Rolling Chip volume	$6,275,044	$5,479,118	14.5%
Rolling Chip win percentage	3.00%	3.37%	(0.37	)pts
Slot handle	$435,713	$327,485	33.0%
Slot hold percentage	5.7%	6.6%	(0.9	)pts
Four Seasons Macao
Total casino revenues	$142,256	$54,836	159.4%
Non-Rolling Chip drop	$98,537	$82,946	18.8%
Non-Rolling Chip win percentage	29.5%	22.3%	7.2	pts
Rolling Chip volume	$4,740,576	$2,183,677	117.1%
Rolling Chip win percentage	3.08%	2.31%	0.77	pts
Slot handle	$120,328	$60,620	98.5%
Slot hold percentage	5.4%	5.4%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$116,554	$99,015	17.7%
Table games drop	$476,492	$429,717	10.9%
Table games win percentage	17.1%	12.2%	4.9	pts
Slot handle	$663,607	$672,208	(1.3)%
Slot hold percentage	7.9%	7.8%	0.1	pts
Sands Bethlehem
Total casino revenues	$78,522	$58,215	34.9%
Table games drop	$72,910	$—	—%
Table games win percentage	13.0%	—%	—	pts
Slot handle	$934,586	$813,292	14.9%
Slot hold percentage	7.2%	7.2%	—	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$414,471	$—	—%
Non-Rolling Chip drop	$892,079	$—	—%
Non-Rolling Chip win percentage	22.1%	—%	—	pts
Rolling Chip volume	$10,254,561	$—	—%
Rolling Chip win percentage	2.65%	—%	—	pts
Slot handle	$1,358,705	$—	—%
Slot hold percentage	5.9%	—%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $52.5 million as compared to the three months ended September 30, 2009. The increase in revenues was attributable to $38.2 million from Marina Bay Sands, as well as increases at The Venetian Macao and Four Seasons Macao driven by increased visitation and at our Las Vegas Operating Properties driven by higher occupancy due to increased group business. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2010	2009	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$50,614	$45,005	12.5%
Average daily room rate	$217	$198	9.6%
Occupancy rate	90.1%	88.1%	2.0	pts
Revenue per available room	$195	$175	11.4%
Sands Macao
Total room revenues	$6,089	$6,585	(7.5)%
Average daily room rate	$239	$254	(5.9)%
Occupancy rate	96.6%	97.9%	(1.3	)pts
Revenue per available room	$231	$248	(6.9)%
Four Seasons Macao
Total room revenues	$7,632	$5,464	39.7%
Average daily room rate	$309	$294	5.1%
Occupancy rate	70.9%	56.2%	14.7	pts
Revenue per available room	$219	$165	32.7%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$105,649	$98,619	7.1%
Average daily room rate	$174	$172	1.2%
Occupancy rate	93.7%	88.4%	5.3	pts
Revenue per available room	$163	$152	7.2%
Singapore Operations:
Marina Bay Sands
Total room revenues	$38,176	$—	—%
Average daily room rate	$246	$—	—%
Occupancy rate	68.2%	—%	—	pts
Revenue per available room	$168	$—	—%
Food and beverage revenues increased $42.7 million as compared to the three months ended September 30, 2009. The increase was primarily attributable to $31.9 million in revenues at Marina Bay Sands.
Convention, retail and other revenues increased $51.6 million as compared to the three months ended September 30, 2009. The increase is primarily attributable to $31.3 million in revenues at Marina Bay Sands and a $9.7 million increase across our Macau properties driven by an increase in mall revenues at Four Seasons Macao.

Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$882,178	$598,934	47.3%
Rooms	36,866	28,096	31.2%
Food and beverage	50,906	37,384	36.2%
Convention, retail and other	70,603	56,349	25.3%
Provision for doubtful accounts	37,833	29,272	29.2%
General and administrative	193,476	127,189	52.1%
Corporate expense	28,686	17,519	63.7%
Rental expense	9,186	6,691	37.3%
Pre-opening expense	10,107	28,855	(65.0)%
Development expense	425	80	NM
Depreciation and amortization	186,738	148,677	25.6%
Impairment loss	16,057	—	NM
(Gain) loss on disposal of assets	2,406	(284)	NM

Total operating expenses	$1,525,467	$1,078,762	41.4%

NM —	Percent change not meaningful.
Operating expenses were $1.53 billion for the three months ended September 30, 2010, an increase of $446.7 million as compared to $1.08 billion for the three months ended September 30, 2009. The increase in operating expenses was primarily attributable to the opening of Marina Bay Sands, increased casino activity across all properties and an increase in general and administrative expenses and depreciation and amortization expense.
Casino expenses increased $283.2 million as compared to the three months ended September 30, 2009. Of the increase, $143.2 million was attributable to Marina Bay Sands and $110.2 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations.
The provision for doubtful accounts was $37.8 million for the three months ended September 30, 2010, compared to $29.3 million for the three months ended September 30, 2009. The increase primarily relates to a $17.8 million provision on receivables at Marina Bay Sands, offset by an overall decrease in provision on receivables across our other properties as a result of a higher provision during the three months ended September 30, 2009, due to the economic conditions during 2009. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $66.3 million as compared to the three months ended September 30, 2009. Of the increase, $56.1 million was attributable to Marina Bay Sands and $11.8 million was due to payroll-related expenses in Macau and Las Vegas.
Pre-opening expenses were $10.1 million for the three months ended September 30, 2010, compared to $28.9 million for the three months ended September 30, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2010, were primarily related to costs associated with recommencing work on our Cotai Strip development on parcels 5 and 6 and activities at Marina Bay Sands.
Depreciation and amortization expense increased $38.1 million as compared to the three months ended September 30, 2009. The increase was primarily the result of the opening of Marina Bay Sands, which contributed $44.1 million.
Impairment loss was $16.1 million for the three months ended September 30, 2010, which related to equipment in Macau that is expected to be disposed of.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, gain (loss) on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income (loss) attributable to Las Vegas Sands Corp.):

	Three Months Ended September 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$211,496	$150,389	40.6%
Sands Macao	74,103	77,115	(3.9)%
Four Seasons Macao	48,962	10,152	382.3%
Other Asia	(5,563)	(8,088)	31.2%
United States:
Las Vegas Operating Properties	58,271	34,452	69.1%
Sands Bethlehem	16,361	8,323	96.6%
Marina Bay Sands	241,589	—	—%

Total adjusted property EBITDA	$645,219	$272,343	136.9%

Adjusted property EBITDA at our Macau properties increased $99.4 million as compared to the three months ended September 30, 2009, driven by an increase of $61.1 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $234.8 million, partially offset by an increase of $110.2 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $23.8 million as compared to the three months ended September 30, 2009. As previously described, the increase was primarily attributable to an increase in net revenues of $61.7 million, offset by increases in the associated operating expenses and an increase in general and administrative expenses.
Adjusted property EBITDA at Sands Bethlehem increased $8.0 million as compared to the three months ended September 30, 2009. The increase was driven by the commencement of table games operations in July 2010, as well as continued ramp up of operations at the property, which opened in May 2009.
Adjusted property EBITDA at Marina Bay Sands, which opened in April 2010, does not have a comparable prior-year period. Results of the operations of Marina Bay Sands are as previously described.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$108,726	$105,462
Less — capitalized interest	(32,003)	(16,948)

Interest expense, net	$76,723	$88,514

Cash paid for interest	$102,367	$94,635
Weighted average total debt balance	$10,502,487	$11,210,464
Weighted average interest rate	4.1%	3.8%

Interest cost increased $3.3 million as compared to the three months ended September 30, 2009, resulting primarily from an increase in the weighted average interest rate, which was primarily driven by the 100 basis point increase in the credit spread on the extended term loan portions of the U.S. credit facility in connection with the August 2010 amendment, partially offset by a decrease in the average total debt balance, as we paid down debt in the U.S. and Macau. The increase in interest cost was partially offset by an increase in capitalized interest driven by the recommencement of activities at our Cotai Strip parcels 5 and 6 in Macau.
Other Factors Effecting Earnings
Other income was $6.4 million for the three months ended September 30, 2010, as compared to other expense of $1.6 million for the three months ended September 30, 2009. The income during the three months ended September 30, 2010, was primarily attributable to foreign exchange gains in Macau and Singapore offset by a decrease in the fair value of our interest rate cap agreements held in Macau and Singapore.
The loss on modification or early retirement of debt was $21.7 million for the three months ended September 30, 2010, and primarily related to the amendment of our U.S. credit facility in August 2010. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-term Debt.”
Our effective income tax rate was 8.6% for the three months ended September 30, 2010, as compared to 206.5% for the three months ended September 30, 2009. The effective income tax rate for the three months ended September 30, 2010, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable net operating losses in foreign jurisdictions, which unfavorably impacted our effective income tax rate. The effective income tax rate for the three months ended September 30, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will be able to reduce the valuation allowances.
The net income attributable to our noncontrolling interests was $54.3 million for the three months ended September 30, 2010, as compared to a net loss of $4.1 million for the three months ended September 30, 2009. The net income during the three months ended September 30, 2010, was primarily attributable to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$3,929,922	$2,504,233	56.9%
Rooms	579,709	492,030	17.8%
Food and beverage	314,344	248,852	26.3%
Convention, retail and other	370,660	304,976	21.5%

	5,194,635	3,550,091	46.3%
Less — promotional allowances	(356,499)	(271,185)	31.5%

Total net revenues	$4,838,136	$3,278,906	47.6%

Consolidated net revenues were $4.84 billion for the nine months ended September 30, 2010, an increase of $1.56 billion as compared to the $3.28 billion for the nine months ended September 30, 2009. The increase was driven by an increase of $725.5 million in net revenues across our Macau properties, primarily driven by an increase in casino activities, $702.3 million of net revenues at Marina Bay Sands, which opened in April 2010, and an increase of $123.0 million in net revenues at Sands Bethlehem, which opened in May 2009.

Casino revenues increased $1.43 billion as compared to the nine months ended September 30, 2009. Of the increase, $675.0 million was attributable to our Macau operations driven primarily by an increase in Rolling Chip activity, as well as $605.2 million in revenues attributable to Marina Bay Sands. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2010	2009	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$1,521,090	$1,214,083	25.3%
Non-Rolling Chip drop	$2,776,469	$2,458,155	12.9%
Non-Rolling Chip win percentage	25.5%	23.2%	2.3	pts
Rolling Chip volume	$30,850,448	$27,652,284	11.6%
Rolling Chip win percentage	3.11%	2.74%	0.37	pts
Slot handle	$2,226,029	$1,703,548	30.7%
Slot hold percentage	7.0%	7.5%	(0.5	)pts
Sands Macao
Total casino revenues	$856,778	$724,236	18.3%
Non-Rolling Chip drop	$1,842,682	$1,834,840	0.4%
Non-Rolling Chip win percentage	20.4%	19.1%	1.3	pts
Rolling Chip volume	$19,902,862	$15,324,411	29.9%
Rolling Chip win percentage	3.08%	2.97%	0.11	pts
Slot handle	$1,204,842	$904,733	33.2%
Slot hold percentage	5.8%	6.7%	(0.9	)pts
Four Seasons Macao
Total casino revenues	$365,253	$129,832	181.3%
Non-Rolling Chip drop	$293,102	$250,435	17.0%
Non-Rolling Chip win percentage	27.7%	24.2%	3.5	pts
Rolling Chip volume	$13,303,508	$3,308,855	302.1%
Rolling Chip win percentage	2.91%	2.60%	0.31	pts
Slot handle	$376,638	$160,642	134.5%
Slot hold percentage	5.5%	5.6%	(0.1	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$374,801	$347,902	7.7%
Table games drop	$1,440,665	$1,260,288	14.3%
Table games win percentage	18.5%	17.3%	1.2	pts
Slot handle	$1,972,181	$2,046,734	(3.6)%
Slot hold percentage	7.8%	7.3%	0.5	pts
Sands Bethlehem
Total casino revenues	$206,751	$88,181	134.5%
Table games drop	$72,910	$—	—%
Table games win percentage	13.0%	—%	—	pts
Slot handle	$2,803,567	$1,182,886	137.0%
Slot hold percentage	7.0%	7.5%	(0.5	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$605,249	$—	—%
Non-Rolling Chip drop	$1,430,375	$—	—%
Non-Rolling Chip win percentage	21.9%	—%	—	pts
Rolling Chip volume	$14,138,555	$—	—%
Rolling Chip win percentage	2.52%	—%	—	pts
Slot handle	$1,841,031	$—	—%
Slot hold percentage	6.3%	—%	—	pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $87.7 million as compared to the nine months ended September 30, 2009. The increase in room revenues was attributable to $47.8 million from Marina Bay Sands, as well as increases at The Venetian Macao, Four Seasons Macao and at the Las Vegas Operating Properties driven by increased visitation. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2010	2009	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$145,953	$124,538	17.2%
Average daily room rate	$207	$205	1.0%
Occupancy rate	91.6%	80.6%	11.0	pts
Revenue per available room	$190	$165	15.2%
Sands Macao
Total room revenues	$18,919	$19,704	(4.0)%
Average daily room rate	$248	$258	(3.9)%
Occupancy rate	97.2%	97.5%	(0.3	)pts
Revenue per available room	$241	$252	(4.4)%
Four Seasons Macao
Total room revenues	$21,117	$13,399	57.6%
Average daily room rate	$295	$293	0.7%
Occupancy rate	71.0%	46.5%	24.5	pts
Revenue per available room	$209	$136	53.7%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$345,885	$334,389	3.4%
Average daily room rate	$191	$194	(1.5)%
Occupancy rate	94.3%	89.7%	4.6	pts
Revenue per available room	$180	$174	3.4%
Singapore Operations:
Marina Bay Sands
Total room revenues	$47,835	$—	—%
Average daily room rate	$242	$—	—%
Occupancy rate	64.8%	—%	—	pts
Revenue per available room	$157	$—	—%
Food and beverage revenues increased $65.5 million as compared to the nine months ended September 30, 2009. The increase was primarily attributable to $45.3 million in revenues at Marina Bay Sands and $15.9 million at our Macau properties.
Convention, retail and other revenues increased $65.7 million as compared to the nine months ended September 30, 2009. The increase is primarily attributable to $43.8 million in revenues at Marina Bay Sands.
Operating Expenses
The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Casino	$2,367,760	$1,680,307	40.9%
Rooms	100,593	93,387	7.7%
Food and beverage	143,007	124,845	14.5%
Convention, retail and other	194,333	178,826	8.7%
Provision for doubtful accounts	72,986	70,989	2.8%
General and administrative	492,654	372,292	32.3%
Corporate expense	78,116	105,250	(25.8)%
Rental expense	30,690	22,497	36.4%
Pre-opening expense	97,684	115,619	(15.5)%
Development expense	1,258	344	265.7%
Depreciation and amortization	510,521	431,559	18.3%
Impairment loss	16,057	151,175	(89.4)%
Loss on disposal of assets	40,577	4,500	NM

Total operating expenses	$4,146,236	$3,351,590	23.7%

NM —	Percent change not meaningful.

Operating expenses were $4.15 billion for the nine months ended September 30, 2010, an increase of $794.6 million as compared to $3.35 billion for the nine months ended September 30, 2009. The increase in operating expenses was primarily attributable to increased casino activity and increases in general and administrative expenses, and depreciation and amortization expense, partially offset by decreases due to a $151.2 million impairment charge and a $42.5 million legal settlement included in corporate expense that were recorded during the nine months ended September 30, 2009.
Casino expenses increased $687.5 million as compared to the nine months ended September 30, 2009. Of the increase, $349.4 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations, as well as $216.1 million and $81.5 million in expenses attributable to Marina Bay Sands and Sands Bethlehem, respectively.
The provision for doubtful accounts was $73.0 million for the nine months ended September 30, 2010, compared to $71.0 million for the nine months ended September 30, 2009. The increase was attributable to a $17.8 million provision for casino receivables at Marina Bay Sands, offset by an overall decrease in provision for receivables across all other properties as a result of a higher provision during the nine months ended September 30, 2009, due to the economic conditions during 2009. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $120.4 million as compared to the nine months ended September 30, 2009. Of the increase, $92.2 million was attributable to Marina Bay Sands, $11.8 million was attributable to Sands Bethlehem and $31.5 million was due to payroll-related expenses in Macau and Las Vegas, offset by cost saving initiatives that were implemented during 2009.
Pre-opening expenses were $97.7 million for the nine months ended September 30, 2010, compared to $115.6 million for the nine months ended September 30, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work on our Cotai Strip development on parcels 5 and 6.
Depreciation and amortization expense increased $79.0 million as compared to the nine months ended September 30, 2009. The increase was primarily the result of the opening of Marina Bay Sands and a full nine months of depreciation expense at Sands Bethlehem, which contributed $70.3 million and $10.6 million, respectively.
Impairment loss was $16.1 million for the nine months ended September 30, 2010, compared to $151.2 million for the nine months ended September 30, 2009. The 2010 impairment loss related to equipment in Macau that is expected to be disposed of.
Loss on disposal of assets was $40.6 million for the nine months ended September 30, 2010, compared to $4.5 million for the nine months ended September 30, 2009. The 2010 loss related to the disposition of construction materials in Macau and Las Vegas.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, gain (loss) on disposal of assets, interest, other expense, loss on modification or early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income (loss) attributable to Las Vegas Sands Corp.):

	Nine Months Ended September 30,
			Percent
	2010	2009	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$574,240	$381,849	50.4%
Sands Macao	225,076	188,522	19.4%
Four Seasons Macao	101,456	20,083	405.2%
Other Asia	(16,149)	(23,989)	32.7%
United States:
Las Vegas Operating Properties	229,555	202,336	13.5%
Sands Bethlehem	39,450	11,160	253.5%
Marina Bay Sands	336,055	—	—%

Total adjusted property EBITDA	$1,489,683	$779,961	91.0%

Adjusted property EBITDA at our Macau properties increased $318.2 million as compared to the nine months ended September 30, 2009, led by an increase of $192.4 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $725.5 million, partially offset by an increase of $349.4 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $27.2 million as compared to the nine months ended September 30, 2009. The increase was primarily attributable to an increase in net revenues of $62.8 million, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Sands Bethlehem, which opened in May 2009, and Marina Bay Sands, which opened in April 2010, do not have a comparable prior-year period. Results of the operations of Sands Bethlehem and Marina Bay Sands are as previously described.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$306,201	$269,622
Less — capitalized interest	(74,326)	(45,119)

Interest expense, net	$231,875	$224,503

Cash paid for interest	$279,669	$250,286
Weighted average total debt balance	$10,771,226	$10,774,878
Weighted average interest rate	3.8%	3.3%
Interest cost increased $36.6 million as compared to the nine months ended September 30, 2009, resulting from an increase in our weighted average interest rate, driven primarily by the 325 basis point increase in the credit spread on borrowings under our Macau credit facility in connection with the amendment in August 2009. The increase in interest cost was partially offset by an increase in capitalized interest driven by the recommencement of activities at our Cotai Strip parcels 5 and 6 in Macau.

Other Factors Effecting Earnings
Other expense was $6.2 million for the nine months ended September 30, 2010, as compared to $6.5 million for the nine months ended September 30, 2009. The expense during the nine months ended September 30, 2010, was primarily attributable to foreign exchange losses and decreases in the fair value of our interest rate cap agreements in Macau and Singapore.
The loss on modification or early retirement of debt was $18.6 million for the nine months ended September 30, 2010, and primarily related to a $21.1 million loss related to the amendment of our U.S. credit facility in August 2010, offset by a gain on early retirement of debt of $3.4 million, which related to the repurchase of $60.3 million of the outstanding principal of our senior notes. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-term Debt.”
Our effective income tax rate was 10.5% for the nine months ended September 30, 2010, as compared to 0.2% for the nine months ended September 30, 2009. The effective income tax rate for the nine months ended September 30, 2010, reflects the commencement of our Singapore operations that are subject to a statutory tax rate of 17%; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable net operating losses in foreign jurisdictions, which unfavorably impacted our effective income tax rate. A valuation allowance was recorded during the nine months ended September 30, 2009, on the net deferred tax assets of our U.S. operations. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will be able to reduce the valuation allowances.
The net income attributable to our noncontrolling interests was $121.3 million for the nine months ended September 30, 2010, as compared to a net loss of $7.7 million for the nine months ended September 30, 2009. The net income during the nine months ended September 30, 2010, was primarily attributable to the noncontrolling interest of SCL.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net cash generated from operations	$1,207,998	$532,419

Investing cash flows:
Change in restricted cash	(836,805)	(35,394)
Capital expenditures	(1,650,264)	(1,539,078)
Proceeds from disposal of property and equipment	5,951	3,894
Purchases of investments	(173,774)	—
Proceeds from investments	173,774	—
Acquisition of gaming license and certificate and other intangible assets	(44,599)	—

Net cash used in investing activities	(2,525,717)	(1,570,578)

Financing cash flows:
Proceeds from exercise of stock options	6,396	—
Dividends paid to preferred stockholders	(70,050)	(71,347)
Proceeds from long term-debt	1,399,157	1,434,874
Repayments of long-term debt	(2,524,602)	(227,325)
Other	(65,818)	(44,731)

Net cash generated from (used in) financing activities	(1,254,917)	1,091,471

Effect of exchange rate on cash	11,932	370

Net increase (decrease) in cash and cash equivalents	$(2,560,704)	$53,682

Cash Flows — Operating Activities
Table games play at our Las Vegas Operating Properties is conducted on a cash and credit basis while table games play at our Macau and Singapore properties is generally conducted on a cash basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2010, increased $675.6 million as compared to the nine months ended September 30, 2009. The increase was attributable primarily to the increase in our operating income during the nine months ended September 30, 2010, as previously described, and favorable changes in our working capital, primarily related to the commencement of operations at Marina Bay Sands.

Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2010, totaled $1.65 billion, including $1.32 billion for construction and development activities in Singapore; $270.3 million for construction and development activities in Macau (primarily for our Cotai Strip development on parcels 5 and 6); $34.1 million for construction activities at Sands Bethlehem; and $25.8 million at our Las Vegas Operating Properties and for corporate and other activities.
During the nine months ended September 30, 2010, we paid $27.5 million for our Singapore gaming license and $16.5 million for our Pennsylvania table games certificate.
Cash Flows — Financing Activities
For the nine months ended September 30, 2010, net cash flows used in financing activities were $1.25 billion, which was primarily attributable to the repayments of $1.8 billion of borrowings under our U.S. credit facility and $524.7 million of borrowings under our Macau credit facility, repayment of $91.8 million under our FF&E credit facility, payments of $56.7 million to purchase our senior notes and dividends paid to preferred stockholders of $70.1 million, offset by proceeds of $751.2 million under our VOL credit facility and $648.0 million under our Singapore credit facility.
Development Financing Strategy
Through September 30, 2010, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ended September 30, 2010 through June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Macau credit facility, as amended in August 2009, requires our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ended September 30 and December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under the Macau credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, we completed a $600.0 million exchangeable bond offering and our $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended March 31 and September 30, 2010, and was contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the nine months ended September 30, 2010. As of September 30, 2010, our U.S. leverage ratio was 5.9x, compared to the maximum leverage ratio allowed of 6.5x, and our Macau leverage ratio was 1.8x, compared to the maximum leverage ratio allowed of 3.5x.
We held unrestricted and restricted cash and cash equivalents of approximately $2.39 billion and $959.7 million, respectively, as of September 30, 2010. We believe that the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our development plans and maintain compliance with the financial covenants of our U.S. and Macau credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In August 2010, we completed an amendment to our U.S. credit facility, which included a $1.0 billion pay down of our term loans and a reduction of our revolving credit facility commitments in exchange for the extension of maturities and other modifications to the credit agreement, thereby increasing our financial flexibility. Additionally, in connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we are mobilizing to recommence construction of our Cotai Strip development on parcels 5 and 6.

Aggregate Indebtedness and Other Known Contractual Obligations
In August 2010, we amended our U.S. credit facility, which among other things, extended $1.42 billion in aggregate principal amount of the term B facility to November 2016, $284.5 million in aggregate principal amount of delayed draw I facility to November 2016, $207.9 million in aggregate principal amount of delayed draw II facility to November 2015 (collectively the “Extended Term Loans”) and to extend the availability of $532.5 million of the revolving facility to May 2014 (the “Extended Revolving Facility”). The credit spread for the Extended Term Loans increased by 100 basis points to 1.75% per annum for borrowings bearing interest at a base rate or 2.75% per annum at an adjusted Eurodollar rate. The credit spread for the Extended Revolving Facility increased by 75 basis points to 1.25% per annum for borrowings bearing interest at a base rate or 2.25% per annum at an adjusted Eurodollar rate.
As of September 30, 2010, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2009, with the exception of the following:
•
borrowings of $887.9 million under our Singapore credit facility (which mature in March 2015 and include quarterly payments commencing with the quarter ending March 31, 2011, with the remaining principal due in full upon maturity);

•
borrowings of $751.0 million under the term loan of our VOL credit facility (which mature in June 2015 and include quarterly payments commencing with the quarter ending March 31, 2013, with the remaining principal due in full upon maturity);

•	repayment of $1.0 billion under the Extended Term Loans of our U.S. credit facility (which would have matured in May 2013 and 2014);

•	repayment of $775.9 million under the revolving portion of our U.S. credit facility (which would have matured in May 2012 with no interim amortization);

•	repayment of $91.8 million under our FF&E credit facility (which would have matured in June 2011);

•	repayments of $479.6 million under the revolving portion of our Macau credit facility (which would have matured in May 2011 with no interim amortization);

•	repurchases of $60.3 million of the outstanding principal of our senior notes (which would have matured in February 2015); and

•	subsequent to September 30, 2010, repayment of $11.0 million of outstanding borrowings under our Macau vehicle loan.
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

•	new developments, construction and ventures, including our Cotai Strip developments, Marina Bay Sands and Sands Bethlehem;
•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau and other jurisdictions where we are planning to operate;
•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;
•	disruptions or reductions in travel due to acts of terrorism;
•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;
•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;
•	increased competition in Las Vegas and Macau, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;
•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas, Macau and Singapore;
•	the popularity of Las Vegas, Macau and Singapore as convention and trade show destinations;
•	new taxes, changes to existing tax rates or proposed changes in tax legislation;
•	our ability to maintain our gaming licenses, certificates and subconcession;
•	the completion of infrastructure projects in Macau and Singapore;
•	increased competition for labor and materials due to other planned construction projects in Macau and Singapore; and
•	the outcome of any ongoing and future litigation.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2010, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending September 30:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$189.7	$—	$189.7	$191.1
Average interest rate(2)	—	—	—	—	6.4%	—	6.4%
Variable rate	$569.8	$1,259.1	$1,690.8	$1,504.0	$3,023.5	$1,877.2	$9,924.4	$9,208.1
Average interest rate(2)	4.4%	5.0%	5.1%	3.5%	3.9%	4.0%	4.2%
ASSETS
Cap agreements(3)	$—	$0.1	$0.3	$0.7	$—	$—	$1.1	$1.1

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of September 30, 2010, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $98.9 million.

(3)	As of September 30, 2010, we have 34 interest rate cap agreements with an aggregate fair value of approximately $1.1 million based on quoted market values from the institutions holding the agreements.
Borrowings under the U.S. credit facility, as amended, bear interest at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.5% per annum or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively. The Extended Revolving Facility and Extended Term Loans bear interest at the alternative base rate plus 1.25% per annum or 1.75% per annum, respectively, or at the adjusted Eurodollar rate plus 2.25% per annum or 2.75% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the Macau credit facility, as amended, bear interest at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 4.5% per annum or at an alternative base rate plus 3.5% per annum. Applicable spreads under the Macau revolving facility and the local term loan are subject to a downward adjustment if certain consolidated leverage ratios are satisfied. Borrowings under the Singapore credit facility bear interest at SOR plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.

Foreign currency transaction losses for the nine months ended September 30, 2010, were $1.0 million primarily due to U.S. denominated debt held in Macau. We may be vulnerable to changes in the U.S. dollar/Macau pataca exchange rate. Based on balances as of September 30, 2010, an assumed 1% change in the U.S. dollar/Macau pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $21.9 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations; thereby, reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”

ITEM 4	— CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2010, and have concluded that they are effective at the reasonable assurance level.
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
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies — Litigation” of this Quarterly Report on Form 10-Q.

ITEM 1A	— RISK FACTORS
The only change from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is set forth below.
The ultimate final purchase price on the sale of The Shoppes at The Palazzo could have an adverse effect on the results of operations or cash flows at our Las Vegas Operating Properties.
Pursuant to the amended Agreement for the sale of The Shoppes at The Palazzo, a calculation was to be performed during the third quarter of 2010 (on the 30-month anniversary of the closing date) to determine whether additional amounts were owed to the Company. The Company and GGP have entered into several additional amendments to the Agreement to defer the time to reach agreement on the final purchase price as both parties are continuing to work on various matters related to the calculation of the net operating income of The Shoppes at The Palazzo during the measurement period. The Company may be required to record a loss on the sale in the future depending on the resolution of such matters and the resulting agreed upon final purchase price.

ITEM 5	— OTHER INFORMATION
On November 3, 2010, Wing T. Chao and the Company entered into a consulting agreement pursuant to which Mr. Chao will advise the Company on its design and development projects. Under the agreement, Mr. Chao will provide consulting services at least four days per month and will be compensated at the rate of $6,000 per day. Mr. Chao’s previously announced departure from the Company’s Board of Directors became effective on November 3, 2010.

LAS VEGAS SANDS CORP.

ITEM 6	— EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Amendment and Restatement Agreement dated as of August 17, 2010, to the Credit and Guaranty Agreement dated as of May 23, 2007, as amended, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia (including as Exhibit A thereto the Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2010 among Las Vegas Sands, LLC, the Guarantors party thereto, the lenders party thereto, Goldman Sachs Credit Partners L.P, Citigroup Global Markets Inc., The Bank of Nova Scotia and Credit Suisse AG, Cayman Islands Branch, Barclays Capital Inc. and JPMorgan Chase Bank, N.A.).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

LAS VEGAS SANDS CORP.
By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer
November 8, 2010

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer
November 8, 2010