Form 10-K
period 2010-12-31
LAS VEGAS SANDS CORP
filed 2011-03-01
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0099920 (IRS Employer Identification No.)

3355 Las Vegas Boulevard South Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)
Registrant’s telephone number, including area code:
(702) 414-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($0.001 par value)	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,009,236,556 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 726,471,263 shares of common stock outstanding as of February 18, 2011.
DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K

Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2011 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

PART I

ITEM 1.	— BUSINESS
Overview
Las Vegas Sands Corp. (“LVSC” or together with its subsidiaries “we” or the “Company”) owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and The Sands Expo and Convention Center (the “Sands Expo Center”) in Las Vegas, Nevada, and the Sands Macao, The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels Inc.) and the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”) in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China (“China”). We are also creating a master-planned development of integrated resort properties, anchored by The Venetian Macao, which we refer to as the Cotai Striptm in Macau. We also own and operate the Marina Bay Sands in Singapore, and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”) in Bethlehem, Pennsylvania.
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
In November 2009, our subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of our Macau operations, including Sands Macao, The Venetian Macao, Four Seasons Macao and our ferry operations, and developer of the remaining Cotai Strip integrated resorts), completed an initial public offering of its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). Immediately following the SCL Offering and several transactions consummated in connection with such offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Equity — Noncontrolling Interests”), we owned 70.3% of the issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
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

Our principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. Management reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised primarily of our ferry operations and various other operations that are ancillary to our properties in Macau); and Marina Bay Sands. Management also reviews construction and development activities for each of its primary projects, some of which have been suspended (as further described below): The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands; Other Development Projects (comprised primarily of our other Cotai Strip development projects); and Corporate and Other (comprised primarily of airplanes and our Las Vegas condominium project). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (collectively, the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information.”
Operations
Las Vegas
Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space, which includes approximately 230 table games and 2,640 slot machines.
The Venetian Las Vegas has 4,027 suites situated in a 3,014-suite, 35-story three-winged tower rising above the casino and the 1,013-suite, 12-story Venezia tower situated above a parking garage. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 110 table games and 1,370 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Clubtm offering high-end services and amenities to VIP customers, such as luxurious suites, spa facilities and private gaming rooms; a Canyon Ranch SpaClub, operated by Canyon Ranch; and a theater/entertainment complex featuring a wide variety of entertainment. The Venetian Las Vegas also includes an enclosed retail, dining and entertainment complex of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004.
The Palazzo features modern European ambience and design, is situated adjacent to and north of The Venetian Las Vegas, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 120 table games and 1,270 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,066 suites and includes a Canyon Ranch SpaClub; a Paiza Club; an entertainment center; and an enclosed shopping and dining complex of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP on February 29, 2008.
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
Management markets the meeting and conference facility to complement the operations of Sands Expo Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of Sands Expo Center’s events. Events at our exhibition and meeting facilities typically take place during the mid-week when Las Vegas hotels and casinos experience lower demand, unlike weekends and holidays during which occupancy and room rates are at their peaks. Our goal is to draw from attendees and exhibitors at these facilities to maintain mid-week demand at our hotels from this higher-budget market segment, when room demand would otherwise be derived from the lower-budget tour-and-travel-group market segment. In 2010, approximately 0.9 million visitors attended meetings, trade shows and conventions at Sands Expo Center and our meeting and conference facilities.

Pennsylvania
In May 2009, we partially opened the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem currently features approximately 146,000 square feet of gaming space and includes over 80 table games, which operations commenced in July 2010, and 3,020 slot machines. In April 2010, we recommenced construction of a 300-room hotel tower, which is expected to open in the second quarter of 2011. Subsequent to year end, we are initiating construction activities on the remaining components of the integrated resort, which include an approximate 200,000-square-foot retail facility and a 50,000-square-foot multipurpose event center. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through our ownership interest in Sands Bethworks Retail, LLC. As of December 31, 2010, we have capitalized construction costs of $654.1 million for this project (including $12.2 million in outstanding construction payables). We expect to spend approximately $70 million to complete construction of the project, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above.
Macau
SCL, of which we currently own 70.3%, includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.
The Sands Macao, the first Las Vegas-style casino in Macau, is situated near the Macau-Hong Kong Ferry Terminal on a waterfront parcel centrally located between the Gonbei border gate and the central business district. This location provides the Sands Macao primary access to a large customer base, particularly the approximately 10.2 million visitors who arrived in Macau by ferry in 2010. The Sands Macao includes approximately 197,000 square feet of gaming space with approximately 420 table games and 1,140 slot machines or similar electronic gaming devices. The Sands Macao also includes a 289-suite hotel tower, several restaurants, a spacious Paiza Club, a theater and other high-end services and amenities.
The Venetian Macao is the anchor property for our Cotai Strip development, which is located approximately two miles from Macau’s Taipa Temporary Ferry Terminal on Macau’s Taipa Island. The Venetian Macao includes approximately 550,000 square feet of gaming space with approximately 600 table games and 2,160 slot machines or similar electronic gaming devices, and a designed capacity of approximately 1,150 table games and 7,000 slot machines or similar electronic gaming devices. The Venetian Macao, with a theme similar to that of The Venetian Las Vegas, also features a 39-floor luxury hotel tower with over 2,900 suites; approximately 1.0 million square feet of retail and dining offerings; a convention center and meeting room complex of approximately 1.2 million square feet; a 15,000-seat arena that has hosted a wide range of entertainment and sporting events; and a 1,800-seat theater that features ZAIA, an original production from Cirque Du Soleil.
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
The Four Seasons Macao, which is located adjacent to The Venetian Macao, includes the Four Seasons Hotel Macao with 360 rooms and suites managed by Four Seasons Hotels Inc. and the Plaza Casino, which we own and operate and which features approximately 70,000 square feet of gaming space with approximately 120 table games and 200 slot machines or similar electronic gaming devices; 19 Paiza mansions; several food and beverage offerings; conference and banquet facilities; and retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao. The property will also feature the Four Seasons Apartments Macao, Cotai Striptm (the “Four Seasons Apartments”), which will consist of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the relevant government approvals. As of December 31, 2010, we have capitalized construction costs of $1.07 billion for the property (including $16.2 million of outstanding construction payables). We expect to spend approximately $115 million primarily on costs to complete the Four Seasons Apartments, including FF&E and pre-opening costs, and to pay for outstanding construction payables, as noted above.

Singapore
Marina Bay Sands, our integrated resort in Singapore, partially opened on April 27, 2010 with additional portions opened progressively throughout 2010. Marina Bay Sands features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyParktm (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 161,000 square feet of gaming space with approximately 620 table games and 2,300 slot machines, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet and theaters. Subsequent to year-end, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of December 31, 2010, we have capitalized 7.40 billion Singapore dollars (“SGD,” approximately $5.74 billion at exchange rates in effect on December 31, 2010) in costs for this project, including the land premium and SGD 428.6 million (approximately $332.2 million at exchange rates in effect on December 31, 2010) in outstanding construction payables. We expect to spend approximately SGD 955 million (approximately $740 million at exchange rates in effect on December 31, 2010) on additional costs to complete the integrated resort, FF&E and other costs, and to pay outstanding construction payables, as noted above. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal.
Development Projects
We have suspended portions of our development projects to focus our efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of December 31, 2010, we have capitalized construction costs of $176.4 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction activities on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Parcels 5 and 6 — We are staging the construction of the integrated resort on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the additional Sheraton hotel tower, the theater and the remaining retail facilities. The total cost to complete phase II is expected to be approximately $300 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost to complete is expected to be approximately $450 million. In connection with entering into the $1.75 billion Venetian Orient Limited (“VOL”) credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we have recommenced construction activities. We are currently working with the Macau government to obtain sufficient construction labor for the project. Until adequate labor quotas are received, the timing of the completion of phases I and II is currently not determinable; however, we are progressing on alternative scenarios for completion of selected portions of phases I and II with the construction labor currently onsite. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2010, we have capitalized construction costs of $2.01 billion for the entire project (including $135.1 million in outstanding construction payables). Our management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, would allow Starwood and Shangri-La to terminate their respective agreements. We are currently negotiating (or undertaking to negotiate) amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines. See “Item 1A — Risk Factors — Risks Related with Our International Operations — Our revised development plan may give certain of our hotel managers for our Cotai Strip developments the right to terminate their agreements with us.”

•
Parcels 7 and 8 — If we are successful in winning our appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), the related integrated resort is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction activities and have capitalized construction costs of $102.1 million as of December 31, 2010. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained (including the land concession), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction activities and have capitalized construction costs of $34.3 million as of December 31, 2010. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable. As of December 31, 2010, we have capitalized an aggregate of $6.1 billion in construction costs for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of parcels 5 and 6 with the $1.75 billion VOL credit facility, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. We have received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. Subsequent to December 31, 2010, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of December 31, 2010, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadlines and those deadlines are not extended, we could lose our land concessions for parcels 3 or 5 and 6, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $34.3 million and $2.01 billion in capitalized construction costs, as of December 31, 2010, related to our developments on parcels 3 or 5 and 6, respectively.
Other
When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
The Las Vegas Market
The hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. Competitors of our Las Vegas Operating Properties include resorts on the Las Vegas Strip, such as the newly opened Cosmopolitan, CityCenter, the Bellagio, Mandalay Bay, Wynn Las Vegas, Encore and Caesars Palace, as well as properties off the Las Vegas Strip. In addition, several large projects, which are currently suspended, are or will be operated by companies that may have significant name recognition and financial and marketing resources and may target the same customers as we do. We also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our financial condition, results of operations or cash flows. Our Las Vegas Operating Properties also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, internet gaming websites and state lotteries. As a result of the current economic environment and a reduction in discretionary consumer spending, the nature of the current operating environment has, and may continue to, lend itself to increased competition particularly along the Las Vegas Strip. See “Item 1A — Risk Factors — Risks Related to Our Business — Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.”
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could have an adverse effect on our financial condition, results of operations or cash flows.

Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the “LVCC”), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, Mandalay Bay, certain properties of MGM Resorts International and Wynn Las Vegas have convention and conference facilities that compete with our Las Vegas Operating Properties.
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
According to Macau government statistics, gaming revenues in Macau during 2010 reached $23.6 billion, a 57.5% increase over 2009. During 2010, 31.1% of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was between 1 and 2 nights. We expect this length of stay to increase with increased visitation, the expansion of gaming and non-gaming amenities including retail, entertainment, meeting and convention facility offerings, and the addition of upscale hotel accommodations in Macau.
Table games are the dominant form of gaming in Asia with baccarat being the most popular game, followed by other traditional U.S. and Asian games. Slot machines are offered in Macau, but the structure of the gaming market in Macau has historically favored table gaming. With the increase in the mass gaming market in Macau, slot machines are becoming an important feature of the market. We have seen a significant increase in slot machine play since 2003 and expect the slot machine business to continue to grow in Macau. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace, such as a stadium gaming table game product, which is a hybrid between a slot machine and a table game that we introduced subsequent to year-end.
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
Proximity to Major Asian Cities
Approximately 1.0 billion people are estimated to live within a three-hour flight from Macau and approximately 3.0 billion people are estimated to live within a five-hour flight from Macau. According to Macau government statistics, 82.9% of all tourists who visited Macau in 2010 came from either Hong Kong or mainland China. Although the total number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 38.9% in 2003 to 29.9% in 2010, while visitors from mainland China made up 53.0% of total visitors to Macau in 2010. Travel restrictions from mainland China have historically affected overall visitation to Macau and may continue to do so in the future. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — The number of visitors to Macau, particularly visitors from mainland China, may decline or travel to Macau may be disrupted.”
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

Macau draws a significant number of gaming customers from both visitors to and residents of Hong Kong. One of the major methods of transportation to Macau from Hong Kong is the jetfoil ferry service, including our ferry service, The Cotai Strip CotaiJettm, which opened in late 2007. Macau is also accessible from Hong Kong by helicopter. In addition, the proposed bridge linking Hong Kong, Macau and Zhuhai is expected to reduce the travel time between central Hong Kong and Macau. The bridge is expected be completed sometime between 2015 and 2016.
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
Sociedade de Jogos de Macau S.A. (“SJM”) holds one of the three concessions and currently operates 21 facilities throughout Macau. Historically, SJM was the only gaming operator in Macau, with over 40 years of operating experience in Macau. Many of its gaming facilities are relatively small locations that are offered as amenities in hotels; however, a number are large operations enjoying significant recognition by gaming customers in the marketplace. SJM’s projects include the Grand Lisboa, the Fisherman’s Wharf entertainment complex, L’Arc, Oceanus and other projects. MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King obtained a subconcession in April 2005 allowing it to conduct gaming operations in Macau. The MGM Grand Macau opened in December 2007 and features approximately 600 rooms, 375 table games, 900 slot machines, restaurants and entertainment amenities.
Galaxy Casino Company Limited (“Galaxy”) holds a concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macau government. Galaxy was obligated to invest at least 4.4 billion patacas (approximately $548.9 million at exchange rates in effect on December 31, 2010) by June 2012 under its concession agreement with the Macau government. Galaxy currently operates five casinos in Macau, including StarWorld Hotel, which opened in October 2006 and has over 500 hotel rooms and a 140,000 square foot gaming floor. Galaxy Macau, which will be located adjacent to The Venetian Macao, is currently expected to open in early 2011 and upon completion will feature approximately 2,260 hotel rooms and capacity for 700 table games and 4,000 slot machines.
Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds the third concession. Wynn Macau opened in September 2006 and includes a 600-room hotel, a casino and other non-gaming amenities. In April 2010, Wynn Resorts Macau opened Encore at Wynn Macau, which includes 414 suites and villas, a casino and other non-gaming amenities. In 2006, Wynn Resorts Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”), which permitted the PBL affiliate to receive a gaming subconcession from the Macau government. In May 2007, the PBL affiliate opened the Crown Macau, now known as Altira, which includes an approximately 216-room hotel, a casino and other non-gaming amenities. In June 2009, the PBL affiliate opened the City of Dreams, an integrated casino resort located adjacent to our Cotai Strip parcels 5 and 6, which includes a Crown Towers hotel with approximately 290 rooms, a Hard Rock hotel with approximately 320 rooms, a Grand Hyatt hotel with approximately 790 rooms, two casinos and other non-gaming facilities.
Our Macau operations will also face competition from casinos located in other areas of Asia, such as the major gaming and resort destination Genting Highlands Resort, located outside of Kuala Lumpur, Malaysia, and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. We will also encounter competition from other major gaming centers worldwide.

The Singapore Market
Singapore as a Gaming and Resort Destination
Singapore is regarded as having the most developed financial and transportation infrastructure in the Southeast Asia region. Singapore has established itself as a destination for both business and leisure visitors, offering convention and exhibition facilities as well as world-class shopping malls and hotel accommodations. In 2006, after a competitive bid process, the Singapore government awarded two concessions to develop and operate two integrated resorts to further develop Singapore’s appeal as a business and leisure destination. We were awarded the concession for the Marina Bay site, which is adjacent to Singapore’s central business district, and opened our Marina Bay Sands property on April 27, 2010. The second integrated resort site is located on Singapore’s Sentosa Island.
Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed 11.6 million international visitors in 2010, an increase of 20% as compared to 2009, and cumulative tourism receipts are estimated to have reached more than $14.0 billion in 2010, a 49% increase as compared to 2009. The total average length of stay for visitors to Singapore in 2010 was estimated to be 3.9 days by the STB. The gaming regulator in Singapore, the Casino Regulatory Authority (the “CRA”), does not disclose gaming revenue for the market and thus no official figure exists.
We believe Marina Bay Sands is ideally positioned within Singapore to cater to both business and leisure visitors. The property offers approximately 1.3 million square feet of convention and meeting room space, approximately 2,600 rooms and suites, and additional amenities including entertainment, retail and dining offerings, and is approximately a 20 minute drive from Singapore’s Changi International Airport. We believe this unique set of features will enable the property to increase the overall appeal of Singapore, grow visitation to the market, and ultimately allow us to benefit from these developments.
To date, the overall gaming market consists of a balanced contribution from both the VIP and mass gaming segments. Consistent with our experience in Macau, baccarat is the preferred table game in both the VIP and mass gaming segments. Additionally, contributions from slot machines and from the mass gaming segment, including electronic table games offerings, have enhanced the early growth of the market. Gaming patrons have principally come from three core markets: Singapore, Malaysia and Indonesia. As Marina Bay Sands and the Singapore market as a whole continue to mature, we expect to broaden the visitor base to capture visitors from new feeder markets.
Unlike most other Asian casino markets, the Singapore VIP gaming market has not been driven by junket activity. Singapore regulations require junket operators proposing to operate in either casino to pass a background check and be licensed. The licensing requirements are comprehensive and to date, no junket operator has been licensed in Singapore.
Proximity to Major Asian Cities
Over 100 airlines operate in Singapore connecting the city-state to over 200 cities in 60 countries. Approximately 42.0 million passengers passed through Singapore’s Changi Airport in 2010, a 13% increase as compared to 2009. Cities within a 5-hour flight radius include Kuala Lumpur, Jakarta, Hong Kong, Taipei, Guangzhou, Shanghai, Perth, Chennai, Bangalore, Manila and Bangkok. Malaysia is linked to Singapore via two causeways, and the nearest Indonesian island, Batam, is just a 30-minute boat ride away.

The estimated population within a 5-hour flight of Singapore is more than 2 billion. Based on figures released by the STB, in 2010 the largest source markets for visitors to Singapore were Indonesia and China, which comprised 20% and 10% of visitors, respectively. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial. The fastest growing sources of visitation to Singapore include Malaysia, Thailand and Indonesia, each of which registered a greater than 30% increase in 2010 as compared to 2009. Transportation infrastructure within Singapore is efficient and advanced with a well-developed mass rapid transit railway system, an island-wide road system and several licensed taxi companies.
Competition in Singapore
Gaming in Singapore is administered through government-sanctioned licenses awarded to two operators, of which we are one. Under the Casino Control Act, the CRA is required to ensure that there will not be more than two casino licenses during a ten-year exclusive period that began on January 29, 2009.
Resorts World Sentosa, which is 100% owned by Genting Singapore and located on Sentosa Island, began its phased opening on January 20, 2010, and is primarily a family tourist destination connected to Singapore via a 500 meter long vehicular and pedestrian bridge. Apart from the casino, the resort will, when fully opened, include six hotels with around 1,800 rooms, a Universal Studios theme park, the Marine Life park, the Maritime Xperential Museum, conventions and exhibitions facilities, restaurants and retail shops. Resorts World Sentosa features approximately 470 gaming tables, 500 electronic gaming tables and 1,200 slots.
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
We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 18, 2010, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “shelf approval”). The shelf approval includes prior approval by the Nevada Commission permitting us to place restrictions on the transfer of the membership interests and to enter into agreements not to encumber the membership interests of LVSLLC. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.
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
Commonwealth of Pennsylvania
Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”) is subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board (“PaGCB”) and the Pennsylvania Department of Revenue, the on-site direction of the Pennsylvania State Police and the requirements of other agencies.
On December 20, 2006, we were awarded one of two category 2 “at large” gaming licenses available in Pennsylvania, and a location in the Pocono Mountains was awarded the other category 2 “at large” license. On the same day, two category 2 licenses were awarded to applicants for locations in Philadelphia, one category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded permanent category 1 licenses. One of the Philadelphia category 2 licenses recently was revoked by the PaGCB; however, the revocation has been appealed.
The principal difference between category 1 and category 2 licenses is that the former is available only to certain race tracks. A category 1 or category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. The PaGCB also is permitted to award three category 3 licenses. A category 3 licensee is authorized to operate up to 600 slot machines and 50 table games or up to 500 slot machines without table games. To date, one category 3 license has been awarded (but is under appeal) and one cannot be issued before July 2017. Several contenders currently are applying for the third category 3 license.
In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania, and in August 2007, were issued our gaming license by the PaGCB. Just prior to the opening of the casino at Sands Bethlehem, we were required to make a deposit of $5.0 million, which was reduced to $1.5 million in January 2010 when the law was amended, to cover weekly withdrawals of our share of the cost of regulation and the amount withdrawn must be replenished weekly.
In February 2010, we submitted a petition to the PaGCB to obtain a table games operation certificate to operate table games at Sands Bethlehem, based on a revision to the law in 2010 that authorized table games. The petition was approved in April 2010, we paid a $16.5 million table game licensing fee in May 2010 and were issued a table games certificate in June 2010. Table games operations commenced on July 18, 2010.
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
In February 2009, the PaGCB approved our petition seeking its consent of the suspension of the hotel, retail and multipurpose event center components of Sands Bethlehem. This approval is subject to monthly reviews by the PaGCB’s financial suitability task force and our meetings with this task force to evaluate our potential to finance the completion of the suspended components. Once the task force determines that we have the potential to finance the suspended components, a public hearing will be set to consider establishing a completion date for the overall project. No determination has been made to date that we have the potential to finance all of the suspended components. In April 2010, we recommenced construction of the 300-room hotel tower, which is expected to open in the second quarter of 2011. Subsequent to year-end, we are initiating construction activities on the remaining components of the integrated resort, which include the retail and multipurpose event center.
Macau Concession and Our Subconcession
In June 2002, the Macau government granted one of three concessions to operate casinos in Macau to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macau government. The subconcession agreement allows us to develop and operate certain casino projects in Macau, including Sands Macao, The Venetian Macao and Four Seasons Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macau. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007 and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $548.9 million at exchange rates in effect on December 31, 2010) in various development projects in Macau by June 2009, which obligations we have fulfilled.
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

Our subconcession agreement requires, among other things, (i) approval of the Macau government for transfers of shares in VML, or of any rights over or inherent to such shares, including the grant of voting rights or other stockholder’s rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) approval of the Macau government for transfers of shares, or of any rights over such shares, in any of our direct or indirect stockholders, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal to or higher than 5% of VML’s share capital; and (iii) that the Macau government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, provided that such shares or rights are equivalent to an amount that is equal to or higher than 5% of VML’s share capital. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange.
The Macau gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. LVSC and SCL shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macau government. VML is required to immediately notify the Macau government should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% of the share capital, or any officer, director or key employee. Changes in licensed positions must be reported to the Macau gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macau gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macau gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macau gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
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
Under the subconcession, we are obligated to pay to the Macau government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2010). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,426, $18,713 and $125, respectively, at exchange rates in effect on December 31, 2010), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2010). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macau government, a portion of which must be used for promotion of tourism in Macau. This percentage may be subject to change in the future.
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
Development Agreement with Singapore Tourism Board
On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”) with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that has been awarded a concession to operate a casino in Singapore. Under the Development Agreement, the STB has provided a ten-year exclusive period, which began January 29, 2009, during which only two licensees will be granted the right to operate a casino in Singapore. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the same ten-year period discussed above, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
Under the Development Agreement, MBS is required to be licensed by the relevant gaming authorities in Singapore before it can commence operating the casino under the casino concession. In connection with issuing the gaming license, the relevant gaming authorities will look into various factors relating to MBS, including, but not limited to, (i) its reputation, character, honesty and integrity, (ii) whether or not it is sound and stable from a financial point of view, (iii) confirming that it has a satisfactory corporate ownership structure, (iv) the adequacy of its financial resources in order to ensure the financial viability of the casino operations, (v) whether it has engaged and employed persons who have sufficient experience managing and operating a casino and that are suitable to act in such capacities, (vi) its ability to sufficiently maintain a successful casino operation, (vii) confirming that there are no business associations with any person, body or association who is not of good repute, has a disregard for character, honesty and integrity, or has undesirable or unsatisfactory financial resources, (viii) determining whether the persons associated or connected with the ownership, administration or management of the casino operations or business are suitable persons to act in such capacity and (ix) the operation plan for the casino.
On April 26, 2010, MBS was issued a gaming license for a three-year period, which was acquired for SGD 37.5 million (approximately $29.1 million at exchange rates in effect on December 31, 2010). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA.
The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project, and prohibitions on any such subdivision during a ten-year exclusive period, which began March 1, 2007. The Development Agreement also contains provisions relating to the construction of the project and associated deadlines for substantial completion and opening; the location of the casino within the project site and casino licensing issues; insurance requirements; and limitations on MBS’ ability to assign the lease or sub-lease any portion of the land during the exclusivity period. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.

The Development Agreement requires MBS to invest at least SGD 3.85 billion (approximately $2.98 billion at exchange rates in effect on December 31, 2010) in the integrated resort, which investment is to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license, which was issued in April 2010. As of December 31, 2010, MBS has fulfilled this obligation.
MBS must complete the construction of the Marina Bay Sands by no later than August 22, 2014, in order to avoid an event of default under the Development Agreement that could result in a forfeiture of the lease for the land parcels underlying the integrated resort. Under the terms of the Development Agreement, MBS has agreed to design, develop and construct the integrated resort in accordance with the plans set forth in its response to the request for proposal, which was ultimately accepted by the STB. Any changes in the overall design and the components of the integrated resort from what was contained in the response to the request for proposal will require the prior approval of the Singapore government.
Pursuant to the Development Agreement, MBS was permitted to open the Marina Bay Sands in stages and in accordance with an agreed upon schedule that runs until March 31, 2011. In the event that the opening of any of the component of the Marina Bay Sands is delayed, MBS must seek the STB’s approval for an extension of time. The STB is obliged to approve the extension of time so long as the delay is not for a period of more than 12 months, does not extend the opening of the component in question after December 31, 2011, or is not due to MBS’s recklessness or gross negligence. There are no financial consequences to MBS if MBS fails to open a component according to the schedule, provided that the entire integrated resort is opened by December 31, 2011. If MBS fails to meet this deadline, the STB will be entitled to draw on the SGD 192.6 million (approximately $149.3 million at exchange rates in effect on December 31, 2010) security deposit provided by MBS in the form of a banker’s guarantee at the time MBS entered into the Development Agreement.
Employees whose job duties relate to the operations of the casino are required to be licensed by the relevant authorities in Singapore. MBS also must comply with comprehensive internal control standards or regulations concerning advertising; branch office operations; the location, floor plans and layout of the casino; casino operations including casino related financial transactions and patron disputes, issuance of credit and collection of debt, relationships with and permitted payments to junket operators; security and surveillance; casino access by Singaporeans and non-Singaporeans; compliance functions and the prevention of money laundering; periodic standard and other reports to the CRA; and those relating to social controls including the exclusion of certain persons from the casino.
There is a goods and services tax of 7% imposed on gross gaming revenue and a casino tax of 15% imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax, except in the case of gaming by premium players, in which case a casino tax of 5% is imposed on the gross gaming revenue generated from such players after reduction for the amount of the goods and services tax. The tax rates will not be changed for a period of 15 years from January 29, 2009. The casino tax is deductible against the Singapore corporate taxable income of MBS. The provision for bad debts arising from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating corporate income tax and the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet). The following will not be counted towards the gaming area: back of house facilities, reception, restrooms, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. The casino located within Marina Bay Sands may not have more than 2,500 gaming machines, but there is no limit on the number of tables for casino games permitted in the casino.

Employees
We directly employ over 34,000 employees worldwide and hire temporary employees on an as-needed basis. The employees in Las Vegas, Bethlehem, Macau and Singapore are not covered by collective bargaining agreements. We believe that we have good relations with our employees.
Certain unions have engaged in confrontational and obstructive tactics at some of our properties, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing, and may continue these tactics in the future. Although we believe we will be able to operate despite such tactics, no assurance can be given that we will be able to do so or that the failure to do so would not have a material adverse effect on our financial condition, results of operations or cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material effect on our financial condition, results of operations or cash flows.
Certain culinary personnel are hired from time to time for trade shows and conventions at Sands Expo Center and are covered under a collective bargaining agreement between Local 226 and Sands Expo Center. This collective bargaining agreement expired in December 2000, but automatically renews on an annual basis. As a result, Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.
Intellectual Property
Our intellectual property (“IP”) portfolio currently consists of a combination of copyrights, contractual rights, domain names and domain name system configurations, patents, trade secrets, trademarks, service marks and trade names. As they have the effect of developing brand identification and we believe that the name recognition, reputation and image that we have developed attract customers to facilities, we seek to protect the marks of material importance to our business in the countries where we operate or significantly advertise, as well as in countries where we might operate in the future. The marks we consider material include Paiza, Palazzo, Sands, The Venetian, the sunburst design mark, the V crest and winged lion design mark, and variations of these marks and logos. Depending on the jurisdiction, our marks remain valid provided we continue to use them and/or we properly maintain their registrations.
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

The Shoppes at The Palazzo
The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). Under the Amended Agreement, we also leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces. The total purchase price to be paid by GGP for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s net operating income (“NOI”), as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the fixed rent and other fixed periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of NOI up to $38.0 million and 0.08 for every dollar of NOI above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected NOI for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) were to be made based on projected NOI for the then upcoming 12 months. An additional $4.6 million was received from GGP in June 2008, representing the adjustment payment at the fourth month after closing. During the years ended December 31, 2010 and 2009, we agreed with GGP to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, except for the final adjustment payment. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price was scheduled to be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) based on the previously described formula. For all purchase price and purchase price adjustment calculations, NOI will be calculated by using the “accrual” method of accounting. Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect on the calculation of NOI. During 2010, we and GGP deferred the time to reach agreement on the final purchase price as both parties were continuing to work on various matters related to the calculation of NOI.
In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The United States Bankruptcy Court for the Southern District of New York entered orders approving the plans of reorganization of GGP and the subsidiary that owns The Shoppes at The Palazzo on October 21 and April 29, 2010, respectively, and the effective date of such plans of reorganization occurred on November 9 and May 28, 2010, respectively. Under the confirmed plans of reorganization, the only impaired creditors were mortgage holders. We will continue to review the Chapter 11 Cases and will adjust the estimates of NOI and capitalization rates as additional information is received.
Cooperation Agreement
Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes, The Shoppes at The Palazzo and the Las Vegas Condo Tower, though separately owned, to be integrally related components of one facility (the “LV Integrated Resort”). In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of all portions of the LV Integrated Resort, and has priority over the liens securing LVSLLC’s senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.

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
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material and adverse effect on our business, financial condition, results of operations or cash flows. Certain statements in “Risk Factors” are forward- looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business
Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing. Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our suspended projects could be lost.
Severe disruptions in the commercial credit markets in the last few years have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets was severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt. The effect of these disruptions was widespread and difficult to quantify. While economic conditions have recently improved, that trend may not continue and the extent of the current economic improvement is unknown. Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years.
Our business and financing plan is dependent upon completion of various financings, including additional financings in Macau and Singapore, as described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Given the state of the current credit environment, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned development projects, and as a consequence, our results of operations and business plans. Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on our suspended projects could be lost and would result in an impairment charge. See “— Risks Associated with Our International Operations — During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of our investment in this site and would not be able to build or operate the planned facilities on this site.” In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies (see “— Risks Associated with Our International Operations — Our revised development plan may give certain of our hotel managers for our Cotai Strip developments the right to terminate their agreements with us”).
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
Our ongoing and future construction projects, such as our Cotai Strip projects, Sands Bethlehem and the Las Vegas Condo Tower, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

Historically, we have not entered into a fixed-price or guaranteed maximum price contract with a single construction manager or general contractor. As a result, we rely heavily upon our in-house development and construction team to coordinate the work of the various trade contractors and manage construction costs, which put more of the risk of cost-overruns on us, but allows us greater flexibility. If we are unable to manage costs or we are unable to raise capital required, we may not be able to open or complete these projects, which may have an adverse impact on our business and prospects for growth.
The anticipated costs and completion dates for our projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have an adverse effect our financial condition, results of operations or cash flows. Due to the suspension of certain of our development projects, the estimated costs to complete and open these projects is currently not determinable and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “— Risks Associated with Our International Operations — We are required to build and open our Cotai Strip developments on parcel 3 by April 2013 and on parcels 5 and 6 by May 2014. Unless we meet these deadlines or obtain extensions, we may lose our land concessions for parcel 3 or parcels 5 and 6, which would prohibit us from operating any facilities developed under such land concessions.”
The failure to obtain the necessary financing, or satisfy these funding conditions, could have an adverse effect on our ability to construct our development projects.
Because we are currently dependent primarily upon our properties in three markets for all of our cash flow, we are subject to greater risks than a gaming company with more operating properties or that operates in more markets.
We currently do not have material operations other than our Las Vegas, Macau and Singapore properties. As a result, we are primarily dependent upon these properties for all of our cash.
Given that our operations are currently conducted primarily at properties in Las Vegas, Macau and Singapore and that a large portion of our planned future development is in Macau, we will be subject to greater degrees of risk than a gaming company with more operating properties or that operates in more markets. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;
•	inaccessibility due to inclement weather, road construction or closure of primary access routes;
•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;
•	changes in local and state governmental laws and regulations, including gaming laws and regulations;
•	natural and other disasters, including the risk of typhoons in the South China region or outbreaks of infectious diseases;
•	changes in the availability of water; and
•	a decline in the number of visitors to Las Vegas, Macau or Singapore.

Our substantial debt could impair our financial condition, results of operations or cash flows. We will need to incur additional debt to finance our planned construction projects.
We are highly leveraged and have substantial debt service obligations. As of December 31, 2010, we had $10.14 billion of long-term debt outstanding. This substantial indebtedness could have important consequences to us. For example, it could:
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

•	limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	subject us to higher interest expense in the event of increases in interest rates as a significant portion of our debt is, and will continue to be, at variable rates of interest.
We expect that all of our current projects will be funded with existing cash balances, cash flows from operations and available borrowings from our existing credit facilities, with the exception of those projects currently suspended. We cannot assure you that we will obtain all the financing required for the construction and opening of our suspended projects on acceptable terms, if at all.
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
In addition, our U.S., Macau and Singapore credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development Financing Strategy” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt” for further description of these covenants and the potential impact of noncompliance.

Our indebtedness is secured by a substantial portion of our assets, except for our equity interests in our subsidiaries.
Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our debt is secured by liens on substantially all of our assets, except for our equity interests in our subsidiaries. In the event of a default under our financing agreements, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt and equity holders be entitled to payment from our remaining assets.
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
We also have builder’s risk insurance for our projects under construction in Macau, Singapore and Pennsylvania. Builder’s risk insurance provides coverage for projects during their construction for damage caused by a casualty loss. In general, our builder’s risk coverage is subject to the same exclusions, risks and deficiencies as those described above for our all-risk property coverage. Our level of builder’s risk insurance coverage may not be adequate to cover all losses in the event of a major casualty.
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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. Mr. Adelson, Michael A. Leven, Robert G. Goldstein and Kenneth J. Kay have each entered into employment agreements with us; however, we cannot assure you that any of our executive officers will remain with us. These agreements are currently scheduled to expire in December 2011 for Messrs. Adelson and Kay, November 2012 for Mr. Leven and December 2012 for Mr. Goldstein. We currently do not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of our senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts established for the benefit of Mr. Adelson and/or his family members beneficially own (excluding unexercised warrants to purchase 87.5 million shares of our common stock) approximately 49% of our outstanding common stock as of December 31, 2010. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may conflict with your interests.
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
We are dependent on the willingness of our customers to travel. A substantial number of our customers for The Venetian Las Vegas and The Palazzo use air travel to come to Las Vegas. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Most of our customers travel to reach our Las Vegas, Macau and Singapore properties. Only a small amount of our business is and will be generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely effect our financial condition, results of operations or cash flows.
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
During the year ended December 31, 2010, approximately 64.2%, 36.9% and 35.2% of our table games drop at our Las Vegas properties, Macau properties and Marina Bay Sands, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.

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
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. On February 9, 2011, LVSC received a subpoena from the SEC requesting that the Company produce documents relating to its compliance with the FCPA. The Company has also been advised by the Department of Justice that it is conducting a similar investigation. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.
A failure to establish and protect our IP rights could have an adverse effect on our business, financial condition and results of operations.
We endeavor to establish and protect our IP rights and our goods and services through trademarks and service marks, copyrights, patents, trade secrets, domain names, licenses, other contractual provisions, employee nondisclosure agreements, and confidentiality and information-security measures and procedures. Our failure to possess, obtain or maintain adequate protection of our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations. Examples of such a potential failure include: (1) if one of our marks becomes so well known by the public that its use is deemed generic, we could lose exclusive rights to such mark or be forced to rebrand; (2) if a third party claims we have infringed, currently infringe, or could in the future infringe its IP rights, we may need to cease use of such IP or take other steps; (3) if third parties violate their obligations to us to maintain confidentiality of our proprietary information or there is a security breach or lapse, our business may be affected; or (4) if third parties misappropriate or infringe our IP, our business may be affected.
Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.
In November 2009, we completed the SCL Offering, wherein our subsidiary, SCL, listed its ordinary shares on The Main Board of the SEHK. We currently own 70.3% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements that we have entered into or may in the future enter into with SCL may give rise to the appearance of a potential conflict of interest.
Changes in tax laws and regulations could impact the Company’s financial condition and results of operations.
We are subject to taxation and regulation by various government agencies, primarily in the U.S. (federal, state and local levels), Singapore and Macau. From time to time, U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits that we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates. If changes in tax laws and regulations were to significantly increase the tax rates on non-U.S. income, these changes could increase our income tax expense and liability, and therefore, have an adverse effect on our effective tax rate, financial condition and results of operations.

Risks Associated with Our U.S. Operations
We face significant competition in Las Vegas, which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, any significant downturn in the trade show and convention business could have a significant and adverse effect on our mid-week occupancy rates and business.
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
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have an adverse effect on our financial condition, results of operations or cash flows.
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
In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of the casinos, which would have a material adverse effect on our business. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our financial condition, results of operations or cash flows.
A similar dynamic exists in all jurisdictions where we operate and a regulatory action against one of our operating entities in any gaming jurisdiction could impact our operations in other gaming jurisdictions where we do business. For a more complete description of the gaming regulatory requirements that have an effect on our business, see “Item 1 — Business — Regulation and Licensing.”

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

If GGP (or any future owner of The Shoppes at The Palazzo or The Grand Canal Shoppes) breaches any of its material agreements with us or if we are unable to maintain an acceptable working relationship with GGP (or any future owner), there could be a material adverse effect on our financial condition, results of operations or cash flows.
We have entered into agreements with GGP under which, among other things, GGP has agreed to operate The Grand Canal Shoppes and The Shoppes at The Palazzo subject to, and in accordance with, the cooperation agreement. Our agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP or its successors. For example, the cooperation agreement that governs the relationships between The Shoppes at The Palazzo and The Palazzo and The Grand Canal Shoppes and The Venetian Las Vegas requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.
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
The final purchase price on the sale of The Shoppes at The Palazzo could have an adverse effect on the results of operations or cash flows at our Las Vegas Operating Properties.
Pursuant to the Amended Agreement for the sale of The Shoppes at The Palazzo, a calculation was to be performed during the third quarter of 2010 (on the 30-month anniversary of the closing date) to determine whether additional amounts were owed to us. We and GGP have entered into several additional amendments to the Amended Agreement to defer the time to reach agreement on the final purchase price as both parties are continuing to work on various matters related to the calculation of the net operating income of The Shoppes at The Palazzo during the measurement period. The final calculation of the net operating income may be significantly less than expected at the time the complex was sold to GGP and therefore the final purchase price may also be significantly less than expected. (Some of the tenants at The Shoppes at The Palazzo whose sales have been less than initially expected have asked for temporary abatements in base rent, to which we and GGP have agreed.) We may be required to record a loss on the sale in the future depending on the resolution of such matters and the resulting agreed upon final purchase price.

Risks Associated with Our International Operations
Conducting business in Macau and Singapore has certain political and economic risks which may have an effect on the financial condition, results of operations or cash flows of our Asian operations.
Our operations in Macau include the Sands Macao, The Venetian Macao and the Four Seasons Macao. We plan to open and operate additional hotels, gaming areas and meeting space within the Cotai Strip in Macau. We also own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macau and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macau and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.
As we expect a significant number of consumers to come to our Macau properties from mainland China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macau as well as the amounts they are willing to spend in the casinos. See “— The number of visitors to Macau, particularly visitors from mainland China, may decline or travel to Macau may be disrupted.”
Current Macau laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macau. These laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, which differs from our interpretation and could have a material adverse effect on our financial condition, results of operations or cash flows. As Marina Bay Sands is one of two gaming facilities in Singapore following the government’s adoption of gaming legislation in 2005, the laws and regulations relating to gaming and their interpretations are untested.
In addition, our activities in Macau and Singapore are subject to administrative review and approval by various government agencies. We cannot assure you that we will be able to obtain all necessary approvals, which may materially affect our long-term business strategy and operations. Macau and Singapore laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.
During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of our investment in this site and would not be able to build or operate the planned facilities on this site.
During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. Subsequent to December 31, 2010, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of December 31, 2010, related to our development on parcels 7 and 8, and would not be able to build or operate the planned facilities on this site.

We are required to build and open our Cotai Strip developments on parcel 3 by April 2013 and on parcels 5 and 6 by May 2014. Unless we meet these deadlines or obtain extensions, we may lose our land concessions for parcel 3 or parcels 5 and 6, which would prohibit us from operating any facilities developed under such land concessions.
We received a land concession from the Macau government covering parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Macau government granted us a two-year extension of the development deadline under the land concession for Parcel 3. Under the terms of the land concession, we must complete development of parcel 3 by April 17, 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). See “— Risks Related to Our Business — Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing. Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost,” “— Risks Related to Our Business — There are significant risks associated with our planned construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macau and Singapore has certain political and economic risks which may have an effect on the financial condition, results of operations or cash flows of our Asian operations.” Should we determine that we are unable to complete the development of parcel 3 by April 2013 or the development of parcels 5 and 6 by May 2014, we intend to apply for an extension from the Macau government. If we are unable to meet the applicable deadlines and those deadlines are not extended, the Macau government has the right to unilaterally terminate our respective land concession for parcel 3 or parcels 5 and 6. A loss of the land concession would prohibit us from operating any properties developed under the land concession for parcel 3 or for parcels 5 and 6. As a result, we could record a charge for all or some portion of our $34.3 million and $2.01 billion in capitalized costs, as of December 31, 2010, for parcel 3 or 5 and 6, respectively.
Our revised development plan may give certain of our hotel managers for our Cotai Strip developments the right to terminate their agreements with us.
We have entered into agreements with Starwood and Shangri-La to manage hotels on our Cotai Strip parcels 5 and 6 and for Starwood to brand the serviced luxury apart-hotel units located thereon. The management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on us, and certain past and/or anticipated delays would allow Starwood and Shangri-La to terminate their respective agreements. We recommenced construction on parcels 5 and 6 and are negotiating (or undertaking to negotiate) amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines. If negotiations are unsuccessful and Starwood and Shangri-La exercise their rights to terminate their agreements, we would have to find new managers and brands for these projects, and such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Our Macau subconcession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.
The Macau government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML’s serious non-compliance with its basic obligations under the subconcession and applicable Macau laws. Upon termination of our subconcession, our casinos and gaming-related equipment would automatically be transferred to the Macau government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our financial condition, results of operations or cash flows.

Our Singapore concession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.
The Development Agreement between MBS and the STB contains events of default which could permit the STB to terminate the agreement without compensation to us. If the Development Agreement is terminated, we could lose our right to operate the Marina Bay Sands and our investment in Marina Bay Sands could be lost.
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
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, all of VML’s casino premises and gaming-related equipment will automatically be transferred to the Macau government on that date without compensation to us and we will cease to generate revenues from such gaming operations. Beginning on December 26, 2017, the Macau government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.
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
The hotel, resort and casino businesses are highly competitive. Our Macau operations currently compete with numerous other casinos located in Macau. Our Macau operations will also compete to some extent with casinos located elsewhere in Asia, including Singapore, Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Hong Kong, Japan, Taiwan and Thailand. The proliferation of gaming venues in Southeast Asia could have a significant and adverse effect on our financial condition, results of operations or cash flows.

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
We hold one of two licenses granted by the Singapore government to develop an integrated resort, including a casino. Beginning on January 29, 2009, the Singapore government will not license another casino for at least ten years. If the Singapore government were to license additional casinos, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows.
We may not be able to obtain adequate labor to construct our development projects in Macau or attract and retain professional staff necessary for our existing and future operations in Macau and Singapore.
The timing of completion of phases I and II of our Cotai Strip integrated resort on parcels 5 and 6, as well as future Cotai Strip integrated resorts, is dependent on our ability to obtain sufficient construction labor for the project. We are currently working with the Macau government to obtain adequate labor quotas for parcels 5 and 6 and are progressing on alternative scenarios for completion of selected portions of phases I and II with the construction labor currently on site.
Our success also depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees once our properties are in operation. In addition, the Macau government requires us to only hire Macau residents as dealers in our casinos. There is significant competition in Macau and Singapore for employees with the skills required to perform the services we offer and competition for these individuals in Macau is likely to increase as we open our remaining Cotai Strip developments and as other competitors expand their operations. There can be no assurance that a sufficient number of construction labor and skilled employees will be available, or that we will be successful in training, retaining and motivating current or future employees. If we are unable to obtain construction labor or attract, retain and train skilled employees, our ability to complete our planned development projects in Macau and adequately manage and staff our existing and planned casino and resort properties in Macau and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are dependent upon gaming junket operators for a significant portion of our gaming revenues in Macau.
Junket operators, who promote gaming and draw high-roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macau. With the rise in gaming in Macau, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, and if the junket operators are unable to develop or maintain relationships with our high-roller customers, our ability to grow our gaming revenues will be hampered.
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
Certain Nevada gaming laws apply to our gaming activities and associations in other jurisdictions where we operate or plan to operate.
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
The Macau government has granted VML a quota to permit it to hire foreign workers. VML has effectively assigned the management of this quota to its contractors for the construction of our Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers’ compensation laws. VML requires each contractor to whom it has assigned the management of part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor’s failure to fulfill employer obligations. VML’s agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors’ complete work on the projects. We cannot assure you that VML’s contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or that the amount of any indemnification payments received will be sufficient to pay for any obligations VML may owe to employees managed by contractors under VML’s quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.
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
Macau is susceptible to severe typhoons. On some occasions, typhoons have caused a considerable amount of damage to Macau’s infrastructure and economy. In the event of a major typhoon or other natural disaster in Macau, our business may be severely disrupted and our results of operations could be adversely affected. Although we have insurance coverage with respect to these events, we cannot assure you that our coverage will be sufficient to fully indemnify us against all direct and indirect costs, including loss of business that could result from substantial damage to, or partial or complete destruction of, our Macau properties or other damage to the infrastructure or economy of Macau.

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
We have received concessions from the Macau government to build on a six-acre land site for the Sands Macao and parcels 1, 2, 3 and 5 and 6 on the Cotai Strip, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concession, which may be revised every five years by the Macau government. In October 2008, the Macau government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions. During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. Subsequent to December 31, 2010, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of December 31, 2010, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadlines and those deadlines are not extended, we could lose our land concessions for parcels 3 or 5 and 6, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $34.3 million and $2.01 billion in capitalized construction costs, as of December 31, 2010, related to our developments on parcels 3 or 5 and 6, respectively.

Under the Development Agreement with the STB to build and operate the Marina Bay Sands in Singapore, we paid SGD 1.2 billion (approximately $930.2 million at exchange rates in effect on December 31, 2010) in premium payments for the 60-year lease of the land on which the integrated resort is being developed plus an additional SGD 105.6 million (approximately $81.9 million at exchange rates in effect on December 31, 2010) for various taxes and other fees.
The Sands Bethlehem resort is located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In September 2008, our joint venture partner, Bethworks Now, contributed the land on which Sands Bethlehem is being developed to Sands Bethworks Gaming and Sands Bethworks Retail, a portion of which was contributed through a condominium form of ownership.
In March 2004, we entered into a long-term lease with a third party for the airspace over which a portion of The Shoppes at The Palazzo was constructed (the “Leased Airspace”). We acquired fee title from the same third party to the airspace above the Leased Airspace (the “Acquired Airspace”) in order to build the Las Vegas Condo Tower in January 2008. In February 2008, in connection with the sale of The Shoppes at The Palazzo, GGP acquired control of the Leased Airspace. We continue to retain fee title to the Acquired Airspace in order to resume building the Las Vegas Condo Tower when market conditions improve.

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
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. The Company intends to vigorously defend this matter.
On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. The plaintiffs’ counsel filed a motion to withdraw from representing the plaintiffs on December 15, 2009, and it was granted by the Magistrate on January 12, 2010. On February 11, 2010, the Magistrate filed a recommendation that the case be dismissed in the court docket. The plaintiffs had until February 28, 2010, to file any objections thereto. None were filed and the District Court entered an order on April 16, 2010, dismissing the case. The plaintiff’s did not timely file an appeal of the District Court’s order dismissing the case and this matter has been closed.

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
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage. The Company intends to vigorously defend this matter.
On February 9, 2011, LVSC received a subpoena from the SEC requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act. The Company has also been advised by the Department of Justice that it is conducting a similar investigation. It is the Company’s belief that the subpoena emanated from allegations contained in the lawsuit filed by Steven C. Jacobs described above. The Company intends to cooperate with the investigations.
The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly foreign-owned enterprises (“WFOEs”) to counterparties and other vendors in China. These WFOEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macau for the Company’s operations in Macau. SAFE has concluded its investigation of these matters and imposed a penalty of approximately 10.8 million renminbi (approximately $1.6 million at exchange rates in effect on December 31, 2010) against one of the Company’s WFOEs. The penalty has been paid and this matter has been closed.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which is substantially similar to the Fosbre litigation, discussed above, seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.

On August 31, 2010, the District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

ITEM 4.	— REMOVED AND RESERVED

PART II

ITEM 5.	— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated.

	High	Low
2009
First Quarter	$9.15	$1.38
Second Quarter	$11.84	$3.08
Third Quarter	$20.73	$6.32
Fourth Quarter	$18.84	$12.95
2010
First Quarter	$22.49	$14.88
Second Quarter	$27.84	$18.08
Third Quarter	$35.90	$20.73
Fourth Quarter	$55.47	$34.61
2011
First Quarter (through February 18, 2011)	$51.05	$44.11
As of February 18, 2011, there were 726,471,263 shares of our common stock issued and outstanding that were held by 455 stockholders of record.
Dividends
We have not declared or paid any dividends on our common stock since our formation in August 2004 and we do not expect to pay dividends on our common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business.
Our preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total Preferred
Board of Directors’		Principal	Dividends Paid to	Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350
October 30, 2009	November 16, 2009	13,125	10,225	23,350

				$94,697

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	March 17, 2010	13,125	10,225	23,350
July 29, 2010	August 16, 2010	13,125	10,225	23,350
November 2, 2010	November 15, 2010	13,125	10,225	23,350

				$93,400

February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598
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

Our subsidiaries’ long-term debt arrangements place material restrictions on their ability to pay cash dividends to the Company. This will restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt.”
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.
Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2010. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Las Vegas Sands Corp.	$100.00	$226.70	$261.08	$15.02	$37.85	$116.42
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Dow Jones US Gambling Index	$100.00	$145.71	$167.28	$44.99	$70.06	$121.28
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

	Year Ended December 31,
	2010(1)	2009(2)(3)	2008(4)	2007(5)	2006
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$7,317,937	$4,929,444	$4,735,126	$3,104,422	$2,340,178
Less — promotional allowances	(464,755)	(366,339)	(345,180)	(153,855)	(103,319)

Net revenues	6,853,182	4,563,105	4,389,946	2,950,567	2,236,859
Operating expenses	5,672,596	4,591,845	4,226,283	2,620,557	1,662,762

Operating income (loss)	1,180,586	(28,740)	163,663	330,010	574,097
Interest expense, net	(297,866)	(310,748)	(402,039)	(172,344)	(69,662)
Other income (expense)	(8,260)	(9,891)	19,492	(8,682)	(189)
Loss on modification or early retirement of debt	(18,555)	(23,248)	(9,141)	(10,705)	—

Income (loss) before income taxes	855,905	(372,627)	(228,025)	138,279	504,246
Income tax benefit (expense)	(74,302)	3,884	59,700	(21,591)	(62,243)

Net income (loss)	781,603	(368,743)	(168,325)	116,688	442,003
Net (income) loss attributable to noncontrolling interests	(182,209)	14,264	4,767	—	—

Net income (loss) attributable to Las Vegas Sands Corp.	599,394	(354,479)	(163,558)	116,688	442,003
Preferred stock dividends	(92,807)	(93,026)	(13,638)	—	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(92,545)	(92,545)	(11,568)	—	—
Preferred stock inducement premium	(6,579)	—	—	—	—

Net income (loss) attributable to common stockholders	$407,463	$(540,050)	$(188,764)	$116,688	$442,003

Per share data:
Basic earnings (loss) per share	$0.61	$(0.82)	$(0.48)	$0.33	$1.25

Diluted earnings (loss) per share	$0.51	$(0.82)	$(0.48)	$0.33	$1.24

OTHER DATA
Capital expenditures	$2,023,981	$2,092,896	$3,789,008	$3,793,703	$1,925,291

	December 31,
	2010	2009(6)	2008	2007	2006
	(In thousands)
BALANCE SHEET DATA
Total assets	$21,044,308	$20,572,106	$17,144,113	$11,466,517	$7,126,458
Long-term debt	$9,373,755	$10,852,147	$10,356,115	$7,517,997	$4,136,152
Preferred stock issued to Principal Stockholder’s family	$503,379	$410,834	$318,289	$—	$—
Total Las Vegas Sands Corp. stockholders’ equity	$6,662,991	$5,850,699	$4,422,108	$2,260,274	$2,075,154

(1)	Marina Bay Sands partially opened on April 27, 2010.

(2)	Sands Bethlehem opened on May 22, 2009.

(3)
During the year ended December 31, 2009, we recorded an impairment loss of $169.5 million, a legal settlement expense of $42.5 million and a valuation allowance against our U.S. deferred tax assets of $96.9 million.

(4)	Four Seasons Macao opened on August 28, 2008.

(5)	The Venetian Macao opened on August 28, 2007, and The Palazzo partially opened on December 30, 2007.

(6)
During 2010, we revised our December 31, 2009, consolidated balance sheet to appropriately reflect the impact of the issuance of SCL shares upon its initial public offering. This revision resulted in a $655.7 million increase in the noncontrolling interests balance with a corresponding reduction to capital in excess of par value. The revision, which we determined is not material, had no impact on total equity, results of operations or cash flows.

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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the U.S. consist of The Venetian Las Vegas, The Palazzo and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Approximately 63.8% and 62.9% of gross revenue at our Las Vegas Operating Properties for the years ended December 31, 2010 and 2009, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 36.2% and 37.1%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods. Approximately 92.1% and 89.9% of gross revenue at Sands Bethlehem for the year ended December 31, 2010 and the period ended December 31, 2009, respectively, was derived from gaming activities, with the remainder derived from food and beverage services, and other non-gaming sources.
Our Macau operating segments consist of Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties and will support our remaining Cotai Strip development projects. Approximately 94.2% and 93.6% of the gross revenue at the Sands Macao for the years ended December 31, 2010 and 2009, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services. Approximately 82.7% and 81.3% of the gross revenue at The Venetian Macao for years ended December 31, 2010 and 2009, respectively, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources. Approximately 82.0% and 73.8% of the gross revenue at the Four Seasons Macao for the years ended December 31, 2010 and 2009, respectively, was derived from gaming activities, with the remainder derived from retail and other non-gaming sources.
Our Singapore operating segment consists of the Marina Bay Sands, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. Approximately 79.8% of the gross revenue at the Marina Bay Sands for the period ended December 31, 2010, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services, and other non-gaming sources.
Development Projects
We have suspended portions of our development projects to focus our efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge. In addition, we may be subject to penalties under the termination clauses in our construction contracts or termination rights under our management contracts with certain hotel management companies.

United States
We were constructing the Las Vegas Condo Tower, which is located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of December 31, 2010, we have capitalized construction costs of $176.4 million for this project.
Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction activities on these developments and plan to operate the related gaming areas under our Macau gaming subconcession.
We are staging the construction of the integrated resort on parcels 5 and 6. Phases I and II of the integrated resort are expected to feature approximately 6,000 Shangri-La-, Traders- and Sheraton-branded hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase III of the project is expected to include a fourth St. Regis-branded hotel and mixed-use tower. In connection with entering into the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we have recommenced construction activities. We are currently working with the Macau government to obtain sufficient construction labor for the project. Until adequate labor quotas are received, the timing of the completion of phases I and II is currently not determinable; however, we are progressing on alternative scenarios for completion of selected portions of phases I and II with the construction labor currently onsite. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2010, we have capitalized construction costs of $2.01 billion for the entire project (including $135.1 million in outstanding construction payables).
We had commenced pre-construction activities on parcels 7 and 8 and 3, and intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained (including the land concession for parcels 7 and 8), regional and global economic conditions improve, future demand warrants it and additional financing is obtained. As of December 31, 2010, we have capitalized construction costs of $102.1 million and $34.3 million for parcels 7 and 8 and 3, respectively. During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. Subsequent to December 31, 2010, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of December 31, 2010, related to our development on parcels 7 and 8.
Other
When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.

Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
		Percent		Percent
	2010	Change	2009	Change	2008
	(Dollars in thousands)
Net revenues	$6,853,182	50.2%	$4,563,105	3.9%	$4,389,946
Operating expenses	5,672,596	23.5%	4,591,845	8.6%	4,226,283
Operating income (loss)	1,180,586	4,207.8%	(28,740)	(117.6)%	163,663
Income (loss) before income taxes	855,905	329.7%	(372,627)	(63.4)%	(228,025)
Net income (loss)	781,603	312.0%	(368,743)	(119.1)%	(168,325)
Net income (loss) attributable to Las Vegas Sands Corp.	599,394	269.1%	(354,479)	(116.7)%	(163,558)

	Percent of Net Revenues
	Year Ended December 31,
	2010	2009	2008
Operating expenses	82.8%	100.6%	96.3%
Operating income (loss)	17.2%	(0.6)%	3.7%
Income (loss) before income taxes	12.5%	(8.2)%	(5.2)%
Net income (loss)	11.4%	(8.1)%	(3.8)%
Net income (loss) attributable to Las Vegas Sands Corp	8.7%	(7.8)%	(3.7)%
Our historical financial results will not be indicative of our future results as we continue to develop and open new properties, including our Cotai Strip integrated resort on parcels 5 and 6.
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games in Las Vegas have produced a trailing 12-month win percentage (calculated before discounts) of 18.1%. Slot machines in Las Vegas and Pennsylvania have produced a trailing 12-month win percentage (calculated before slot club cash incentives) of 7.8% and 6.8%, respectively. Actual win may vary from the trailing 12-month win percentage. Generally, slot machine play is conducted on a cash basis. In Las Vegas, approximately 64.2% of our table games play, for the year ended December 31, 2010, was conducted on a credit basis. In Pennsylvania, our table games play, which commenced in July 2010, is primarily conducted on a cash basis. We expect to increase the credit extended to our players as operations ramp up at Sands Bethlehem.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.3%, 20.5% and 26.5% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Our Macau slot machines produced a trailing 12-month win percentage of 7.0%, 5.9% and 5.7%, at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. In Macau, 36.9% of our table games play was conducted on a credit basis for the year ended December 31, 2010. This percentage is expected to increase as we continue to extend credit to our premium players and junket operators for table games play. In Singapore, 35.2% of table games play was conducted on a credit basis for the period ended December 31, 2010. This percentage is expected to increase as we increase the credit extended to our premium players and as our operations ramp up at Marina Bay Sands.

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
Year Ended December 31, 2010 compared to the Year Ended December 31, 2009
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Casino	$5,533,088	$3,524,798	57.0%
Rooms	797,499	657,783	21.2%
Food and beverage	446,558	327,699	36.3%
Convention, retail and other	540,792	419,164	29.0%

	7,317,937	4,929,444	48.5%
Less — promotional allowances	(464,755)	(366,339)	26.9%

Total net revenues	$6,853,182	$4,563,105	50.2%

Consolidated net revenues were $6.85 billion for the year ended December 31, 2010, an increase of $2.29 billion compared to $4.56 billion for the year ended December 31, 2009. The increase in net revenues was driven by $1.26 billion of net revenues at Marina Bay Sands, which opened in April 2010, as well an increase of $849.5 million across all of our Macau properties and $106.8 million at our Las Vegas Operating Properties.
Casino revenues increased $2.01 billion as compared to the year ended December 31, 2009. Of the increase, $1.06 billion was attributable to Marina Bay Sands and $778.4 million was due to our Macau properties, primarily driven by an increase in Rolling Chip activity. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2010	2009	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$2,086,668	$1,699,599	22.8%
Non-Rolling Chip drop	$3,737,693	$3,362,780	11.1%
Non-Rolling Chip win percentage	26.2%	23.6%	2.6	pts
Rolling Chip volume	$42,650,092	$37,701,027	13.1%
Rolling Chip win percentage	3.07%	2.80%	0.27	pts
Slot handle	$2,926,606	$2,362,680	23.9%
Slot hold percentage	7.1%	7.4%	(0.3	)pts
Sands Macao
Total casino revenues	$1,168,117	$1,003,042	16.5%
Non-Rolling Chip drop	$2,512,122	$2,413,446	4.1%
Non-Rolling Chip win percentage	20.3%	19.5%	0.8	pts
Rolling Chip volume	$27,415,476	$21,920,186	25.1%
Rolling Chip win percentage	3.06%	3.01%	0.05	pts
Slot handle	$1,599,199	$1,256,857	27.2%
Slot hold percentage	5.9%	6.6%	(0.7	)pts

	Year Ended December 31,
	2010	2009	Change
	(Dollars in thousands)
Four Seasons Macao
Total casino revenues	$433,424	$207,191	109.2%
Non-Rolling Chip drop	$391,554	$335,655	16.7%
Non-Rolling Chip win percentage	29.0%	23.7%	5.3	pts
Rolling Chip volume	$17,890,832	$7,059,450	153.4%
Rolling Chip win percentage	2.56%	2.35%	0.21	pts
Slot handle	$510,392	$240,358	112.3%
Slot hold percentage	5.9%	5.9%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$496,637	$473,176	5.0%
Table games drop	$1,904,004	$1,769,130	7.6%
Table games win percentage	18.8%	17.3%	1.5	pts
Slot handle	$2,549,722	$2,705,309	(5.8)%
Slot hold percentage	7.9%	7.5%	0.4	pts
Sands Bethlehem
Total casino revenues	$285,856	$141,790	101.6%
Table games drop	$174,587	$—	—%
Table games win percentage	13.9%	—%	—	pts
Slot handle	$3,644,250	$2,030,529	79.5%
Slot hold percentage	7.1%	7.0%	0.1	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,062,386	$—	—%
Non-Rolling Chip drop	$2,372,451	$—	—%
Non-Rolling Chip win percentage	22.2%	—%	—	pts
Rolling Chip volume	$22,277,677	$—	—%
Rolling Chip win percentage	2.74%	—%	—	pts
Slot handle	$3,676,402	$—	—%
Slot hold percentage	5.8%	—%	—	pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $139.7 million as compared to the year ended December 31, 2009. The increase in room revenues was attributable to $98.6 million at Marina Bay Sands, as well as increases at The Venetian Macao, Four Seasons Macao and at our Las Vegas Operating Properties driven by increased visitation, as well as an increase in average daily room rates at The Venetian Macao and Four Seasons Macao. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2010	2009	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$199,277	$173,319	15.0%
Average daily room rate	$213	$205	3.9%
Occupancy rate	90.9%	83.6%	7.3	pts
Revenue per available room	$194	$171	13.5%
Sands Macao
Total room revenues	$24,495	$26,558	(7.8)%
Average daily room rate	$251	$260	(3.5)%
Occupancy rate	93.2%	97.7%	(4.5	)pts
Revenue per available room	$234	$254	(7.9)%
Four Seasons Macao
Total room revenues	$29,675	$20,276	46.4%
Average daily room rate	$309	$295	4.7%
Occupancy rate	70.8%	52.3%	18.5	pts
Revenue per available room	$219	$154	42.2%

	Year Ended December 31,
	2010	2009	Change
	(Room revenues in thousands)
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$445,458	$437,630	1.8%
Average daily room rate	$191	$195	(2.1)%
Occupancy rate	90.7%	87.4%	3.3	pts
Revenue per available room	$173	$170	1.8%
Singapore Operations:
Marina Bay Sands
Total room revenues	$98,594	$—	—%
Average daily room rate	$250	$—	—%
Occupancy rate	73.4%	—%	—	pts
Revenue per available room	$184	$—	—%
Food and beverage revenues increased $118.8 million as compared to the year ended December 31, 2009. The increase was primarily attributable to $83.6 million in revenues at Marina Bay Sands and $19.6 million at our Macau properties.
Convention, retail and other revenues increased $121.6 million as compared to the year ended December 31, 2009. The increase was primarily attributable to $87.5 million in revenues at Marina Bay Sands.
Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Casino	$3,249,227	$2,349,422	38.3%
Rooms	143,326	121,097	18.4%
Food and beverage	207,956	165,977	25.3%
Convention, retail and other	274,678	240,377	14.3%
Provision for doubtful accounts	97,762	103,802	(5.8)%
General and administrative	683,298	526,199	29.9%
Corporate expense	108,848	132,098	(17.6)%
Rental expense	41,302	29,899	38.1%
Pre-opening expense	114,833	157,731	(27.2)%
Development expense	1,783	533	234.5%
Depreciation and amortization	694,971	586,041	18.6%
Impairment loss	16,057	169,468	(90.5)%
Loss on disposal of assets	38,555	9,201	319.0%

Total operating expenses	$5,672,596	$4,591,845	23.5%

Operating expenses were $5.67 billion for the year ended December 31, 2010, an increase of $1.08 billion as compared to $4.59 billion for the year ended December 31, 2009. The increase in operating expenses was primarily attributable to the opening of Marina Bay Sands, increased casino activity across all properties and an increase in general and administrative expenses and depreciation and amortization expense, partially offset by decreases due to a $169.5 million impairment charge and a $42.5 million legal settlement included in corporate expense that were recorded during the year ended December 31, 2009.
Casino expenses increased $899.8 million as compared to the year ended December 31, 2009. Of the increase, $408.2 million was due to the 39.0% gross win tax on increased casino revenues across our Macau properties, $359.0 million was attributable to Marina Bay Sands, which opened on April 27, 2010, as well as an increase of $93.5 million at Sands Bethlehem, which was only open for part of 2009.
Rooms expense increased $22.2 million and food and beverage expense increased $42.0 million as compared to the year ended December 31, 2009. These increases were driven by the associated increases in the related revenues described above.

Convention, retail and other expense increased $34.3 million, as compared to the year ended December 31, 2009. The increase is primarily attributable to $26.8 million in expenses at Marina Bay Sands.
The provision for doubtful accounts was $97.8 million for the year ended December 31, 2010, compared to $103.8 million for the year ended December 31, 2009. The decrease was attributable to an overall decrease in provision for receivables across all properties as a result of a higher provision during the year ended December 31, 2009, due to the economic conditions during 2009, partially offset by a $27.5 million provision for casino receivables at Marina Bay Sands. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $157.1 million as compared to the year ended December 31, 2009. The increase was primarily attributable to $157.9 million in expenses at Marina Bay Sands.
Corporate expense decreased $23.3 million as compared to the year ended December 31, 2009. The decrease was attributable to a $42.5 million legal settlement that was recorded during the year ended December 31, 2009, partially offset by an increase of $22.4 million in corporate payroll-related expenses.
Pre-opening expenses were $114.8 million for the year ended December 31, 2010, as compared to $157.7 million for the year ended December 31, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2010, were primarily related to activities at Marina Bay Sands and at the Cotai Strip parcels 5 and 6. Development expenses, which were not material for the years ended December 31, 2010 and 2009, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $108.9 million as compared to the year ended December 31, 2009. The increase was primarily a result of the opening of Marina Bay Sands and a full year of depreciation expense at Sands Bethlehem, which contributed $119.1 million and $10.6 million, respectively.
Impairment loss was $16.1 million for the year ended December 31, 2010, compared to $169.5 million for the year ended December 31, 2009. The impairment loss for the year ended December 31, 2010, related to equipment in Macau that is expected to be disposed of.
Loss on disposal of assets was $38.6 million for the year ended December 31, 2010, as compared to $9.2 million for the year ended December 31, 2009. The loss for the year ended December 31, 2010, related to the disposition of construction materials in Macau and Las Vegas.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other expense, loss on modification or early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income (loss) attributable to Las Vegas Sands Corp.):

	Year Ended December 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$809,798	$556,547	45.5%
Sands Macao	318,519	244,925	30.0%
Four Seasons Macao	113,692	40,527	180.5%
Other Asia	(24,429)	(32,610)	25.1%
United States:
Las Vegas Operating Properties	310,113	259,206	19.6%
Sands Bethlehem	58,982	17,566	235.8%
Marina Bay Sands	641,898	—	—%

Total adjusted property EBITDA	$2,228,573	$1,086,161	105.2%

Adjusted property EBITDA from our Macau operations increased $408.2 million as compared to the year ended December 31, 2009, led by an increase of $253.3 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $849.5 million, partially offset by an increase of $408.2 million in gross win tax on increased casino revenues, as well as increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $51.0 million as compared to the year ended December 31, 2009. The increase was primarily attributable to an increase in net revenues of $106.8 million, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Sands Bethlehem, which opened in May 2009, and Marina Bay Sands, which opened in April 2010, do not have a comparable prior-year period. Results of the operations of Sands Bethlehem and Marina Bay Sands are as previously described.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$412,879	$387,319
Less — capitalized interest	(106,066)	(65,449)

Interest expense, net	$306,813	$321,870

Cash paid for interest	$343,298	$353,002
Weighted average total debt balance	$10,608,335	$10,994,928
Weighted average interest rate	3.9%	3.5%
Interest cost increased $25.6 million as compared to the year ended December 31, 2009. The increase was primarily attributable to an increase in our weighted average interest rate driven by our new VOL credit facility and the amendment to our U.S. credit facility, partially offset by a decrease in our weighted average debt balance as a result of repayments on our U.S. and VML credit facilities. The increase in capitalized interest was driven by the recommencement of activities at our Cotai Strip parcels 5 and 6 in Macau during 2010.
Other Factors Effecting Earnings
Other expense was $8.3 million for the year ended December 31, 2010, as compared to $9.9 million for the year ended December 31, 2009. The expense during the year ended December 31, 2010, was primarily attributable to foreign exchange losses and decreases in the fair value of our interest rate cap agreements in Macau and Singapore.
The loss on modification or early retirement of debt was $18.6 million for the year ended December 31, 2010, and primarily related to a $21.1 million loss related to the amendment of our U.S. credit facility in August 2010, partially offset by a gain on early retirement of debt of $3.4 million, which related to the repurchase of $60.3 million of the outstanding principal of our senior notes (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt”).

Our effective income tax rate was 8.7% for the year ended December 31, 2010, as compared to a beneficial rate of 1.0% for the year ended December 31, 2009. The effective income tax rate for the year ended December 31, 2010, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable deferred tax assets in the U.S. and certain foreign jurisdictions, which unfavorably impacted our effective income tax rate. The effective income tax rate for the year ended December 31, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will be able to reduce the valuation allowances.
The net income attributable to our noncontrolling interests was $182.2 million for the year ended December 31, 2010, compared to a net loss of $14.3 million for the year ended December 31, 2009. These amounts are primarily related to the noncontrolling interest of SCL.
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

	Year Ended December 31,
	2009	2008	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$1,699,599	$1,610,505	5.5%
Non-Rolling Chip drop	$3,362,780	$3,530,065	(4.7)%
Non-Rolling Chip win percentage	23.6%	19.9%	3.7	pts
Rolling Chip volume	$37,701,027	$36,893,831	2.2%
Rolling Chip win percentage	2.80%	2.97%	(0.17	)pts
Slot handle	$2,362,680	$1,941,895	21.7%
Slot hold percentage	7.4%	8.0%	(0.6	)pts
Sands Macao
Total casino revenues	$1,003,042	$1,013,063	(1.0)%
Non-Rolling Chip drop	$2,413,446	$2,626,877	(8.1)%
Non-Rolling Chip win percentage	19.5%	18.9%	0.6	pts
Rolling Chip volume	$21,920,186	$25,182,225	(13.0)%
Rolling Chip win percentage	3.01%	2.64%	0.37	pts
Slot handle	$1,256,857	$1,039,430	20.9%
Slot hold percentage	6.6%	7.8%	(1.2	)pts

	Year Ended December 31,
	2009	2008	Change
	(Dollars in thousands)
Four Seasons Macao
Total casino revenues	$207,191	$46,094	349.5%
Non-Rolling Chip drop	$335,655	$99,849	236.2%
Non-Rolling Chip win percentage	23.7%	21.1%	2.6	pts
Rolling Chip volume	$7,059,450	$630,088	1,020.4%
Rolling Chip win percentage	2.35%	4.45%	(2.1	)pts
Slot handle	$240,358	$38,238	528.6%
Slot hold percentage	5.9%	5.6%	0.3	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$473,176	$522,437	(9.4)%
Table games drop	$1,769,130	$1,846,394	(4.2)%
Table games win percentage	17.3%	19.8%	(2.5	)pts
Slot handle	$2,705,309	$3,666,072	(26.2)%
Slot hold percentage	7.5%	5.7%	1.8	pts
Sands Bethlehem
Total casino revenues	$141,790	$—	—%
Slot handle	$2,030,529	$—	—%
Slot hold percentage	7.0%	—%	—	pts
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
Corporate expense increased $27.7 million as compared to the year ended December 31, 2008. The increase was attributable to a $42.5 million legal settlement, partially offset by a decrease $14.8 million of other corporate costs driven by our cost-cutting measures.
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

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net loss attributable to Las Vegas Sands Corp. before interest, income taxes, depreciation and amortization, pre-opening expense, development expense, other income (expense), loss on modification or early retirement of debt, impairment loss, loss on disposal of assets, rental expense, corporate expense, stock-based compensation expense and net loss attributable to noncontrolling interests. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net loss attributable to Las Vegas Sands Corp.):

	Year Ended December 31,
	2009	2008	Percent Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$556,547	$499,025	11.5%
Sands Macao	244,925	214,573	14.1%
Four Seasons Macao	40,527	7,567	435.6%
Other Asia	(32,610)	(49,465)	(34.1)%
United States:
Las Vegas Operating Properties	259,206	392,139	(33.9)%
Sands Bethlehem	17,566	—	—%

Total adjusted property EBITDA	$1,086,161	$1,063,839	2.1%

Adjusted property EBITDA at The Venetian Macao increased $57.5 million as compared to the year ended December 31, 2008. The increase was primarily due to an increase in net revenues of $47.4 million as well as reduced expenses driven by our cost-cutting measures, as previously described.
Adjusted property EBITDA at Sands Macao increased $30.4 million as compared to the year ended December 31, 2008. The increase was primarily due to a decrease in operating expenses driven by our cost-cutting measures, with a $31.7 million decrease in casino expenses (exclusive of the 39% gross win tax on casino revenues) and a $10.9 million decrease in general and administrative expenses. These decreases in expenses were partially offset by an increase of $17.7 million in the provision for doubtful accounts.
Adjusted property EBITDA in our Other Asia segment increased $16.9 million as compared to the year ended December 31, 2008. As previously described, our passenger ferry service operations increased due to the increased number of sailings.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $132.9 million as compared to the year ended December 31, 2008. The decrease was primarily due to a decrease in net revenues of $234.7 million, partially offset by decreases in the associated operating expenses and a decrease of $25.6 million in general and administrative expenses driven by our cost-cutting measures, of which $10.8 million were payroll-related expenses.
Adjusted property EBITDA at Four Seasons Macao and Sands Bethlehem do not have a comparable prior-year period. Results of the operations of Four Seasons Macao and Sands Bethlehem are as previously described.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$387,319	$553,040
Less — capitalized interest	(65,449)	(131,215)

Interest expense, net	$321,870	$421,825

Cash paid for interest	$353,002	$516,912
Weighted average total debt balance	$10,994,928	$9,081,135
Weighted average interest rate	3.5%	6.1%
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
The loss on modification or early retirement of debt was $23.2 million for the year ended December 31, 2009, as compared to $9.1 million for the year ended December 31, 2008. During the year ended December 31, 2009, a $17.1 million loss resulted from the early retirement of the $600.0 million exchangeable bonds (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — Macau Related Debt — Exchangeable Bonds”) and a $6.0 million loss resulted from the write-off of deferred financing costs related to a $500.0 million required pay down of the VML credit facility in connection with the SCL Offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — Macau Related Debt — VML Credit Facility”).
Our effective income tax rate was a beneficial rate of 1.0% for the year ended December 31, 2009, as compared to a beneficial rate of 26.2% for the year ended December 31, 2008. The effective income tax rate for the year ended December 31, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations and a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013. The non-deductible pre-opening expenses of foreign subsidiaries and the non-realizable deferred tax assets in the U.S. and foreign jurisdictions unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by our U.S. operations; however, to the extent that the financial results of our U.S. operations improve and it becomes more likely than not that the deferred tax assets are realizable, we will be able to reduce the valuation allowance through earnings.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash generated from operating activities	$1,870,151	$638,613	$124,872

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(688,266)	78,630	218,044
Capital expenditures	(2,023,981)	(2,092,896)	(3,789,008)
Proceeds from disposal of property and equipment	49,735	4,203	—
Purchases of investments	(173,774)	—	—
Proceeds from investments	173,774	—	—
Acquisition of intangible assets	(45,303)	—	—

Net cash used in investing activities	(2,707,815)	(2,010,063)	(3,570,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,455	51	6,834
Proceeds from exercise of warrants	225,514	—	—
Proceeds from sale of and contribution from noncontrolling interest, net of transaction costs	—	2,386,428	2,914
Dividends paid to preferred stockholders	(93,400)	(94,697)	—
Proceeds from common stock issued, net of transaction costs	—	—	1,053,695
Proceeds from convertible senior notes from Principal Stockholder’s family	—	—	475,000
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	—	—	523,720
Proceeds from preferred stock and warrants issued, net of transaction costs	—	—	503,625
Proceeds from long-term debt	1,397,293	1,831,528	4,616,201
Repayments of long-term debt	(2,600,875)	(776,972)	(1,725,908)
Proceeds from the sale of The Shoppes at The Palazzo	—	—	243,928
Payments of preferred stock inducement premium	(6,579)	—	—
Other	(65,965)	(40,365)	(91,856)

Net cash generated from (used in) financing activities	(1,127,557)	3,305,973	5,608,153

Effect of exchange rate on cash	46,886	(17,270)	18,952

Increase (decrease) in cash and cash equivalents	$(1,918,335)	$1,917,253	$2,181,013

Cash Flows — Operating Activities
Table games play at our U.S., Macau and Singapore properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities increased $1.23 billion as compared to the year ended December 31, 2009. The increase was attributable primarily to the increase in our operating income during the year ended December 31, 2010, as previously described, and favorable changes in our working capital.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2010, totaled $2.02 billion, including $1.53 billion for construction and development activities in Singapore; $414.2 million for construction and development activities in Macau (primarily for our Cotai Strip development on parcels 5 and 6); $45.7 million for construction activities at Sands Bethlehem; and $33.9 million at our Las Vegas Operating Properties and for corporate and other activities.
During the year ended December 31, 2010, we paid $28.2 million for our Singapore gaming license and $16.5 million for our Pennsylvania table games certificate.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.13 billion for the year ended December 31, 2010, which was primarily attributable to the repayments of $1.81 billion on our U.S credit facility, $572.3 million on our VML credit facility, and $121.1 million on our FF&E credit facility, payments of $56.7 million to purchase a portion of our senior notes and dividends paid to preferred stockholders of $93.4 million, offset by proceeds of $749.3 million from our VOL credit facility and $648.0 million from our Singapore credit facility.
As of December 31, 2010, we had $1.60 billion available for borrowing under the revolving portions of our U.S., Macau and Singapore credit facilities, net of letters of credit, outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers-related subsidiaries.
Development Financing Strategy
Through December 31, 2010, we have funded our development projects primarily through borrowings from our U.S., Macau and Singapore credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt”), operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ended December 31, 2010 through June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The VML credit facility, as amended in August 2009, requires certain of our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly period ended December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants commencing with the quarterly period ending September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ending September 30, 2011, and then decreases by 0.25x every other quarter until it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending September 30, 2014). If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under the VML credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering, of which the preferred stock becomes redeemable at our option in November 2011. In 2009, we completed a $600.0 million exchangeable bond offering and the $2.5 billion SCL Offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — Macau Related Debt — Exchangeable Bonds” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Equity”). A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended March 31 and September 30, 2010, and was contributed to Las Vegas Sands, LLC to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the year ended December 31, 2010. As of December 31, 2010, our U.S. leverage ratio was 5.2x, compared to the maximum leverage ratio allowed of 6.5x, and our Macau leverage ratio was 1.6x, compared to the maximum leverage ratio allowed of 3.5x.
We held unrestricted and restricted cash and cash equivalents of approximately $3.04 billion and $809.9 million, respectively, as of December 31, 2010. Management believes that the cash on hand, cash flow from operations and available borrowings under our credit facilities will be sufficient to fund our development plan, as described in “Item 1 — Business — Development Projects,” and maintain compliance with the financial covenants of our U.S., Macau and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In August 2010, we completed an amendment to our U.S. credit facility, which included a $1.0 billion pay down of the term loans and a reduction of the revolving credit facility commitments in exchange for the extension of certain maturities and other modifications to the credit agreement, thereby increasing our financial flexibility. Additionally, in connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we had recommenced construction activities on our Cotai Strip development on parcel 5 and 6.
Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2010:

	Payments Due by Period Ending December 31, 2010(11)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Long-Term Debt Obligations(1)
Senior Secured Credit Facility — Term B	$21,695	$43,389	$753,326	$1,338,789	$2,157,199
Senior Secured Credit Facility — Delayed Draw I	4,392	8,783	154,430	269,077	436,682
Senior Secured Credit Facility — Delayed Draw II	2,851	80,094	200,705	—	283,650
6.375% Senior Notes	—	—	189,712	—	189,712
Airplane Financings	3,688	7,375	7,375	59,984	78,422
U.S. Other	910	1,820	1,138	—	3,868
VML Credit Facility — Term B	18,000	1,465,789	—	—	1,483,789
VML Credit Facility — Term B Delayed	290,264	286,765	—	—	577,029
VOL Credit Facility — Term	—	149,861	600,069	—	749,930
Ferry Financing	35,002	70,004	70,005	—	175,011
Macau Other	303	337	—	—	640
Singapore Credit Facility	387,578	775,159	2,817,698	—	3,980,435
Singapore Other	716	1,454	—	—	2,170
Fixed Interest Payments	12,189	24,270	14,110	—	50,569
Variable Interest Payments(2)	316,510	481,966	244,408	46,683	1,089,567

	Payments Due by Period Ending December 31, 2010(11)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
HVAC Equipment Lease(3)
HVAC Equipment Lease	1,669	3,197	2,985	15,155	23,006
HVAC Equipment Lease Interest Payments	1,667	2,967	2,503	3,368	10,505
Contractual Obligations
Former Tenants(4)	650	1,227	800	6,000	8,677
Employment Agreements(5)	7,000	4,392	—	—	11,392
Macau Leasehold Interests in Land(6)	49,432	99,146	10,016	91,497	250,091
Mall Leases(7)	8,812	17,694	16,926	108,621	152,053
Macau Annual Premium(8)	32,525	65,050	65,050	211,414	374,039
Parking Lot Lease(9)	1,200	2,400	2,400	105,900	111,900
Other Operating Leases(10)	9,314	13,004	6,830	7,931	37,079

Total	$1,206,367	$3,606,143	$5,160,486	$2,264,419	$12,237,415

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt” for further details on these financing transactions.

(2)
Based on December 31, 2010, London Inter-Bank Offered Rate (“LIBOR”) of 0.30%, Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.30% and Singapore Swap Offer Rate (“SOR”) of 0.28% plus the applicable interest rate spread in accordance with the respective debt agreements.

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

(5)	We are party to employment agreements with five of our executive officers, with remaining terms of one to two years.

(6)	We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macau law.

(7)	We are party to certain leaseback agreements for the Blue Man Group Theater, gondola and certain office and retail space related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo.

(8)
In addition to the 39% gross gaming win tax in Macau (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2010, the annual premium is approximately $32.5 million payable to the Macau government through the termination of the gaming subconcession in June 2022.

(9)	We are party to a long-term lease agreement of 99 years for a parking structure located adjacent to The Venetian Las Vegas.

(10)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(11)
As of December 31, 2010, we had a $35.8 million liability related to unrecognized tax benefits and related interest expense. We are unable to reasonably estimate the timing of the liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

•	general economic and business conditions which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;
•	increased competition for labor and materials due to other planned construction projects in Macau;
•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines;
•	the uncertainty of tourist behavior related to spending and vacationing at casino-resorts in Las Vegas, Macau and Singapore;
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

Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in the U.S., Macau and Singapore, which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 64.2%, 36.9% and 35.2% of table games play at our Las Vegas properties, Macau properties and Marina Bay Sands, respectively, during the year ended December 31, 2010. Our allowance for doubtful casino accounts was 25.1% and 29.9% of gross casino receivables from customers for the years ended December 31, 2010 and 2009, respectively. As the credit extended to our junkets can be offset by the commissions payable to said junkets, the allowance for doubtful accounts related to receivables from junkets is not material. Our allowance for doubtful accounts from our hotel and other receivables is also not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions in accordance with accounting standards regarding contingencies and include such accruals in other accrued liabilities in the consolidated balance sheets.
Property and Equipment
At December 31, 2010, we had net property and equipment of $14.50 billion, representing 68.9% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.
For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
To estimate the undiscounted cash flows of our asset groups, we consider all potential cash flows scenarios, which are probability weighted based on management’s estimates given current conditions. Determining the recoverability of our asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, probability weighting of potential scenarios, costs to complete construction for assets under development, growth rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management’s intentions may result in future changes to the recoverability of our asset groups.
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
Indefinite Useful Life Assets
As of December 31, 2010, the Company had a $50.0 million asset related to its Sands Bethlehem gaming license and a $16.5 million asset related to its Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
The fair value of our Sands Bethlehem gaming license and table games certificate was estimated using our expected adjusted property EBITDA, combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-incentive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results, or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate.
Stock-Based Compensation
Accounting standards regarding share-based payments require the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on a combination of our historical volatility and the historical volatilities from a selection of companies from our peer group due to our lack of historical information. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options and we will continue to use the simplified method beyond December 31, 2010, due to the lack of historical information as allowed under related accounting standards. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s 2004 Equity Award Plan).
During the years ended December 31, 2010 and 2009, we recorded stock-based compensation expense of $58.0 million and $45.5 million, respectively. As of December 31, 2010, under the 2004 plan there was $79.1 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested stock options and there was $16.1 million of unrecognized compensation cost related to unvested restricted stock. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 2.7 years and 1.9 years, respectively.
As of December 31, 2010, under the SCL Equity Plan there was $15.1 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options that are expected to be recognized over a weighted average period of 3.4 years.

Income Taxes
We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
Our U.S. operations were in a cumulative loss position for the three-year period ended December 31, 2009. For purposes of assessing the realization of the U.S. deferred tax assets, we considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. Based on related accounting standards, our cumulative loss position caused management to conclude that it is more likely than not that its U.S. deferred tax assets will not be fully realized. As such, we recorded a valuation allowance on the net deferred tax assets of our U.S. operations of $114.9 million and $96.9 million as of December 31, 2010 and 2009, respectively.
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
Our major tax jurisdictions are the U.S., Macau, and Singapore. In the U.S., we are currently under examination for the 2009 year and we are participating in the Internal Revenue Service appeals process for years 2005 through 2008. We are subject to examination for years after 2005 in Macau and Singapore.
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2010, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value(1)
	(In millions)
LIABILITIES
Long term debt
Fixed rate	$—	$—	$—	$—	$189.7	$—	$189.7	$193.0
Average interest rate(2)	—%	—%	—%	—%	6.4%	—%	6.4%
Variable rate	$764.4	$1,480.3	$1,408.7	$1,544.8	$3,060.0	$1,667.8	$9,926.0	$9,526.9
Average interest rate(2)	3.5%	4.1%	3.9%	2.6%	2.8%	3.0%	3.2%
ASSETS
Cap Agreements(3)	$—	$0.2	$1.4	$—	$—	$—	$1.6	$1.6

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2010, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $97.9 million.

(3)	As of December 31, 2010, we have thirty four interest rate cap agreements with an aggregate fair value of $1.6 million based on quoted market values from the institutions holding the agreements.
Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.5% per annum or 0.75% per annum, respectively, or at the adjusted Eurodollar rate plus 1.5% per annum or 1.75% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.25% per annum or 1.75% per annum, respectively, or at the adjusted Eurodollar rate plus 2.25% per annum or 2.75% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the VML credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 4.5% per annum or at an alternative base rate plus 3.5% per annum. Applicable spreads under the VML revolving facility are subject to a downward adjustment if certain consolidated leverage ratios are satisfied. Borrowings under the VOL Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans or HIBOR, in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 4.5% per annum. Borrowings under the Singapore credit facility bear interest at SOR plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.
Foreign currency transaction losses for the year ended December 31, 2010, were $3.7 million primarily due to U.S. denominated debt held in Macau. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2010, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $21.2 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “— Liquidity and Capital Resources” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of Las Vegas Sands Corp.
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 28, 2011

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,037,081	$4,955,416
Restricted cash and cash equivalents	164,315	118,641
Accounts receivable, net	716,919	460,766
Inventories	32,260	27,073
Deferred income taxes, net	61,606	26,442
Prepaid expenses and other	46,726	35,336

Total current assets	4,058,907	5,623,674
Property and equipment, net	14,502,197	13,351,271
Deferred financing costs, net	155,378	138,454
Restricted cash and cash equivalents	645,605	—
Deferred income taxes, net	10,423	22,219
Leasehold interests in land, net	1,398,840	1,209,820
Intangible assets, net	89,805	50,129
Other assets, net	183,153	176,539

Total assets	$21,044,308	$20,572,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113,505	$82,695
Construction payables	516,981	778,771
Accrued interest payable	42,625	18,332
Other accrued liabilities	1,160,234	786,192
Current maturities of long-term debt	767,068	173,315

Total current liabilities	2,600,413	1,839,305
Other long-term liabilities	78,240	81,959
Deferred income taxes	115,219	—
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	50,808	54,272
Deferred rent from mall transactions	147,378	149,074
Long-term debt	9,373,755	10,852,147

Total liabilities	12,609,741	13,220,685

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500 (Note 10)	503,379	410,834
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,614,923 and 4,089,999 shares issued and outstanding with warrants to purchase up to 22,663,212 and 68,166,786 shares of common stock	207,356	234,607
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 707,507,982 and 660,322,749 shares issued and outstanding	708	660
Capital in excess of par value	5,444,705	5,114,851
Accumulated other comprehensive income	129,519	26,748
Retained earnings	880,703	473,833

Total Las Vegas Sands Corp. stockholders’ equity	6,662,991	5,850,699
Noncontrolling interests	1,268,197	1,089,888

Total equity	7,931,188	6,940,587

Total liabilities and equity	$21,044,308	$20,572,106

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues:
Casino	$5,533,088	$3,524,798	$3,192,099
Rooms	797,499	657,783	767,129
Food and beverage	446,558	327,699	369,062
Convention, retail and other	540,792	419,164	406,836

	7,317,937	4,929,444	4,735,126
Less — promotional allowances	(464,755)	(366,339)	(345,180)

Net revenues	6,853,182	4,563,105	4,389,946

Operating expenses:
Casino	3,249,227	2,349,422	2,214,235
Rooms	143,326	121,097	154,615
Food and beverage	207,956	165,977	186,551
Convention, retail and other	274,678	240,377	213,351
Provision for doubtful accounts	97,762	103,802	41,865
General and administrative	683,298	526,199	550,529
Corporate expense	108,848	132,098	104,355
Rental expense	41,302	29,899	33,540
Pre-opening expense	114,833	157,731	162,322
Development expense	1,783	533	12,789
Depreciation and amortization	694,971	586,041	506,986
Impairment loss	16,057	169,468	37,568
Loss on disposal of assets	38,555	9,201	7,577

	5,672,596	4,591,845	4,226,283

Operating income (loss)	1,180,586	(28,740)	163,663
Other income (expense):
Interest income	8,947	11,122	19,786
Interest expense, net of amounts capitalized	(306,813)	(321,870)	(421,825)
Other income (expense)	(8,260)	(9,891)	19,492
Loss on modification or early retirement of debt	(18,555)	(23,248)	(9,141)

Income (loss) before income taxes	855,905	(372,627)	(228,025)
Income tax benefit (expense)	(74,302)	3,884	59,700

Net income (loss)	781,603	(368,743)	(168,325)
Net (income) loss attributable to noncontrolling interests	(182,209)	14,264	4,767

Net income (loss) attributable to Las Vegas Sands Corp.	599,394	(354,479)	(163,558)
Preferred stock dividends	(92,807)	(93,026)	(13,638)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(92,545)	(92,545)	(11,568)
Preferred stock inducement premium	(6,579)	—	—

Net income (loss) attributable to common stockholders	$407,463	$(540,050)	$(188,764)

Basic earnings (loss) per share	$0.61	$(0.82)	$(0.48)

Diluted earnings (loss) per share	$0.51	$(0.82)	$(0.48)

Weighted average shares outstanding:
Basic	667,463,535	656,836,950	392,131,375

Diluted	791,760,624	656,836,950	392,131,375

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Income (Loss)

				Accumulated
			Capital in	Other		Total
	Preferred	Common	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Income (Loss)	Earnings	Income (Loss)	Interests	Total

Balance at January 1, 2008	$—	$355	$1,064,878	$(2,493)	$1,197,534		$4,926	$2,265,200
Net loss	—	—	—	—	(163,558)	(163,558)	(4,767)	(168,325)
Currency translation adjustment	—	—	—	20,047	—	20,047	—	20,047

Total comprehensive loss						(143,511)	(4,767)	(148,278)
Exercise of stock options	—	1	6,833	—	—		—	6,834
Tax benefit from stock-based compensation	—	—	1,117	—	—		—	1,117
Stock-based compensation	—	—	59,643	—	—		—	59,643
Issuance of preferred and common stock and warrants, net of transaction costs	298,066	200	1,482,907	—	—		—	1,781,173
Extinguishment of convertible senior notes	—	86	474,914	—	—		—	475,000
Contribution from noncontrolling interests	—	—	—	—	—		2,914	2,914
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(11,568)		—	(11,568)

Balance at December 31, 2008	298,066	642	3,090,292	17,554	1,015,554		3,073	4,425,181
Net loss	—	—	—	—	(354,479)	(354,479)	(14,264)	(368,743)
Currency translation adjustment	—	—	—	10,906	—	10,906	(602)	10,304

Total comprehensive loss						(343,573)	(14,866)	(358,439)
Exercise of stock options	—	—	51	—	—		—	51
Tax shortfall from stock-based compensation	—	—	(4,965)	—	—		—	(4,965)
Stock-based compensation	—	—	49,054	—	—		—	49,054
Exercise of warrants	(63,459)	18	63,441	—	—		—	—
Deemed contribution from Principal Stockholder	—	—	519	—	—		—	519
Sale of and contribution from noncontrolling interest, net of transaction costs	—	—	1,916,459	(1,712)	—		1,101,681	3,016,428
Dividends declared, net of amounts previously accrued	—	—	—	—	(87,843)		—	(87,843)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(92,545)		—	(92,545)

Balance at December 31, 2009	234,607	660	5,114,851	26,748	473,833		1,089,888	6,940,587
Net income	—	—	—	—	599,394	599,394	182,209	781,603
Currency translation adjustment	—	—	—	102,771	—	102,771	(4,253)	98,518

Total comprehensive income						702,165	177,956	880,121
Exercise of stock options	—	2	16,453	—	—		—	16,455
Tax shortfall from stock-based compensation	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	58,120	—	—		2,698	60,818
Exercise of warrants	(27,251)	46	252,719	—	—		—	225,514
Deemed contribution from Principal Stockholder	—	—	412	—	—		—	412
Acquisition of remaining shares of noncontrolling interest	—	—	2,345	—	—		(2,345)	—
Dividends declared, net of amounts previously accrued	—	—	—	—	(86,546)		—	(86,546)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(92,545)		—	(92,545)
Preferred stock inducement premium	—	—	—	—	(6,579)		—	(6,579)

Balance at December 31, 2010	$207,356	$708	$5,444,705	$129,519	$880,703		$1,268,197	$7,931,188

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$781,603	$(368,743)	$(168,325)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	694,971	586,041	506,986
Amortization of leasehold interests in land included in rental expense	41,302	27,011	26,165
Amortization of deferred financing costs and original issue discount	41,594	30,015	32,844
Amortization of deferred gain and rent	(5,160)	(5,161)	(5,082)
Deferred rent from mall transaction	—	—	48,843
Loss on modification or early retirement of debt	3,756	23,248	9,141
Impairment and loss on disposal of assets	54,612	178,669	45,145
Stock-based compensation expense	58,021	45,545	53,854
Provision for doubtful accounts	97,762	103,802	41,865
Foreign exchange (gain) loss	6,819	(499)	(28,548)
Excess tax benefits from stock-based compensation	—	—	(1,112)
Deferred income taxes	99,536	(1,339)	(36,242)
Non-cash legal settlement included in corporate expense	—	30,000	—
Non-cash contribution from Principal Stockholder included in corporate expense	412	519	—
Changes in operating assets and liabilities:
Accounts receivable	(332,924)	(178,746)	(238,425)
Inventories	(4,941)	1,759	(8,879)
Prepaid expenses and other	(17,024)	41,994	(95,744)
Leasehold interests in land	(50,810)	(117,314)	(50,156)
Accounts payable	29,270	11,388	(28,228)
Accrued interest payable	23,091	3,257	3,260
Other accrued liabilities	348,261	227,167	17,510

Net cash generated from operating activities	1,870,151	638,613	124,872

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(688,266)	78,630	218,044
Capital expenditures	(2,023,981)	(2,092,896)	(3,789,008)
Proceeds from disposal of property and equipment	49,735	4,203	—
Purchases of investments	(173,774)	—	—
Proceeds from investments	173,774	—	—
Acquisition of intangible assets	(45,303)	—	—

Net cash used in investing activities	(2,707,815)	(2,010,063)	(3,570,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,455	51	6,834
Proceeds from exercise of warrants	225,514	—	—
Excess tax benefits from stock-based compensation	—	—	1,112
Proceeds from sale of and contribution from noncontrolling interest, net of transaction costs	—	2,386,428	2,914
Dividends paid to preferred stockholders	(93,400)	(94,697)	—
Proceeds from common stock issued, net of transaction costs	—	—	1,053,695
Proceeds from convertible senior notes from Principal Stockholder’s family	—	—	475,000
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	—	—	523,720
Proceeds from preferred stock and warrants issued, net of transaction costs	—	—	503,625
Proceeds from long-term debt (Note 9)	1,397,293	1,831,528	4,616,201
Repayments of long-term debt (Note 9)	(2,600,875)	(776,972)	(1,725,908)
Proceeds from sale of The Shoppes at The Palazzo	—	—	243,928
Payments of preferred stock inducement premium	(6,579)	—	—
Payments of deferred financing costs	(65,965)	(40,365)	(92,968)

Net cash generated from (used in) financing activities	(1,127,557)	3,305,973	5,608,153

Effect of exchange rate on cash	46,886	(17,270)	18,952

Increase (decrease) in cash and cash equivalents	(1,918,335)	1,917,253	2,181,013
Cash and cash equivalents at beginning of year	4,955,416	3,038,163	857,150

Cash and cash equivalents at end of year	$3,037,081	$4,955,416	$3,038,163

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$237,232	$287,553	$385,696

Cash payments for taxes, net of refunds	$1,285	$(69,005)	$(15,542)

Changes in construction payables	$(261,790)	$42,058	$19,172

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$2,797	$3,509	$5,789

Property and equipment acquired under capital lease	$3,431	$25,567	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$92,545	$92,545	$11,568

Acquisition of remaining shares of noncontrolling interest	$2,345	$—	$—

Warrants exercised and settled through tendering of preferred stock	$27,251	$63,459	$—

Property and equipment transferred to leasehold interest in land as part of lease transaction	$107,879	$—	$—

Exchange of exchangeable bonds for ordinary shares of a subsidiary’s common stock	$—	$600,000	$—

Extinguishment of convertible senior notes from Principal Stockholder’s family	$—	$—	$475,000

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
In November 2009, the Company’s subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of the Company’s operations in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China), completed an initial public offering by listing its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). Immediately following the SCL Offering and several transactions consummated in connection with such offering (see “— Note 10 — Equity — Noncontrolling Interests”), the Company owned 70.3% of issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008 (see “— Note 13 — Mall Sales — The Shoppes at The Palazzo”).
Pennsylvania
In May 2009, the Company partially opened Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem currently features approximately 146,000 square feet of gaming space, which include table games operations that commenced in July 2010. The Company recommenced construction of a 300-room hotel tower in April 2010, which is expected to open in the second quarter of 2011. Subsequent to year-end, the Company is initiating construction activities on the remaining components of the integrated resort, which include an approximate 200,000-square-foot retail facility and a 50,000-square-foot multipurpose event center. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. The Company owns 86% of the economic interest of the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through its ownership interest in Sands Bethworks Retail, LLC. As of December 31, 2010, the Company has capitalized construction costs of $654.1 million for this project (including $12.2 million in outstanding construction payables). The Company expects to spend approximately $70 million to complete construction of the project, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Macau
The Company currently owns 70.3% of SCL, which includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao offers approximately 197,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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
The Company owns the Four Seasons Hotel Macao, Cotai Strip tm (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of December 31, 2010, the Company has capitalized construction costs of $1.07 billion for the property (including $16.2 million in outstanding construction payables). The Company expects to spend approximately $115 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E and pre-opening costs, and to pay outstanding construction payables, as noted above.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. The Marina Bay Sands features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyParktm (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 161,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet and theaters. Subsequent to year-end, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of December 31, 2010, the Company has capitalized 7.40 billion Singapore dollars (“SGD,” approximately $5.74 billion at exchange rates in effect on December 31, 2010) in costs for this project, including the land premium and SGD 428.6 million (approximately $332.2 million at exchange rates in effect on December 31, 2010) in outstanding construction payables. The Company expects to spend approximately SGD 955 million (approximately $740 million at exchange rates in effect on December 31, 2010) on additional costs to complete the construction of the integrated resort, FF&E and other costs, and to pay outstanding construction payables, as noted above. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal.
Development Projects
The Company has suspended portions of its development projects to focus its efforts on those projects with the highest expected rates of return on invested capital. Should general economic conditions fail to improve, if the Company is unable to obtain sufficient funding or applicable government approvals such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge. In addition, the Company may be subject to penalties under the termination clauses in its construction contracts or termination rights under its management contracts with certain hotel management companies.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of December 31, 2010, the Company has capitalized construction costs of $176.4 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau
The Company submitted plans to the Macau government for its other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction activities on these developments and plans to operate the related gaming areas under the Company’s Macau gaming subconcession.
The Company is staging the construction of its integrated resort development on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”) under its Shangri-La and Traders brands and Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower to be managed by Starwood under its Sheraton brand. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. The total cost to complete phase I is expected to be approximately $2.0 billion. Phase II of the project includes completion of the additional Sheraton hotel tower, the theater and the remaining retail facilities. The total cost to complete phase II is expected to be approximately $300 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. In connection with entering into the $1.75 billion Venetian Orient Limited (“VOL”) credit facility (see “— Note 9 — Long-term Debt — VOL Credit Facility”) to be used together with $500.0 million of proceeds from the SCL Offering, the Company has recommenced construction activities. The Company is currently working with the Macau government to obtain sufficient construction labor for the project. Until adequate labor quotas are received, the timing of the completion of phases I and II is currently not determinable; however, the Company is progressing on alternative scenarios for completion of selected portions of phases I and II with the construction labor currently onsite. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2010, the Company has capitalized construction costs of $2.01 billion for the entire project (including $135.1 million in outstanding construction payables). The Company’s management agreements with Starwood and Shangri-La impose certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, would allow Starwood and Shangri-La to terminate their respective agreements. See “— Note 14 — Commitments and Contingencies — Other Ventures and Commitments.” The Company is currently negotiating (or undertaking to negotiate) amendments to the management agreements with Starwood and Shangri-La to provide for new opening timelines.
The Company had commenced pre-construction activities on parcels 7 and 8 and 3, and has capitalized construction costs of $102.1 million for parcels 7 and 8 and $34.3 million for parcel 3 as of December 31, 2010. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained (including the land concession, see below), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable. As of December 31, 2010, the Company has capitalized an aggregate of $6.1 billion in costs for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of parcels 5 and 6 with the $1.75 billion VOL credit facility, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macau; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. Subsequent to December 31, 2010, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of December 31, 2010, related to its development on parcels 7 and 8.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). The Company believes that if it is not able to complete the developments by the respective deadlines, it will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If the Company is unable to meet the applicable deadlines and those deadlines are not extended, it could lose its land concessions for parcels 3 or 5 and 6, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $34.3 million and $2.01 billion in capitalized construction costs, as of December 31, 2010, related to its developments on parcels 3 or 5 and 6, respectively.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through December 31, 2010, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its recent equity offerings and proceeds from the disposition of non-core assets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ended December 31, 2010 through June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of the Company’s Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly period ended December 31, 2010, and then decreases to 3.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants commencing with the quarterly period ending September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ending September 30, 2011, and then decreases by 0.25x every other quarter until it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending September 30, 2014). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the VML credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended March 31 and September 30, 2010, and was contributed to Las Vegas Sands, LLC (“LVSLLC”) to reduce its net debt in order to maintain compliance with the maximum leverage ratio for the quarterly periods during the year ended December 31, 2010.
The Company held unrestricted and restricted cash and cash equivalents of approximately $3.04 billion and $809.9 million, respectively, as of December 31, 2010. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development plans and maintain compliance with the financial covenants of its U.S., Macau and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In August 2010, the Company completed an amendment to its U.S. credit facility, which included a $1.0 billion pay down of its term loans and a reduction of its revolving credit facility commitments in exchange for the extension of certain maturities and other modifications to the credit agreement, thereby increasing the Company’s financial flexibility. Additionally, in connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, the Company has recommenced construction activities on the Company’s Cotai Strip development on parcels 5 and 6.
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
As of December 31, 2010 and 2009, the Company’s joint ventures had total assets of $95.3 million and $105.6 million, respectively, and total liabilities of $78.4 million and $75.3 million, respectively.
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
Property and Equipment
Property and equipment are stated at the lower of cost or fair value. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Land improvements, building and building improvements	15 to 40	years
Furniture, fixtures and equipment	3 to 15	years
Leasehold improvements	5 to 10	years
Transportation	5 to 20	years

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.
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
For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
To estimate the undiscounted cash flows of the Company’s asset groups, the Company considers all potential cash flows scenarios, which are probability weighted based on management’s estimates given current conditions. Determining the recoverability of the Company’s asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, probability weighting of potential scenarios, costs to complete construction for assets under development, growth rates and future market conditions, among others. Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management’s intentions may result in future changes to the recoverability of these asset groups.
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
With the Company’s continued suspension of certain of its development projects and due to the difficult global economic and credit market environment, the Company tested certain of its assets for impairment as of December 31, 2010. During the year ended December 31, 2010, the Company recognized an impairment loss of $16.1 million related to equipment in Macau that is expected to be disposed of. During the year ended December 31, 2009, the Company recognized an impairment loss of $169.5 million, of which $94.0 million related to The Shoppes at The Palazzo, $57.2 million related to the indefinite suspension of a planned expansion of the Sands Expo Center and $15.0 million related to real estate previously utilized in connection with marketing activities in Asia.
Capitalized Interest
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2010, 2009 and 2008, the Company capitalized interest expense of $106.1 million, $65.4 million and $131.2 million, respectively.

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
Indefinite Useful Life Assets
Assets with indefinite useful lives are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
As of December 31, 2010, the Company had a $50.0 million asset related to its Sands Bethlehem gaming license and a $16.5 million asset related to its Sands Bethlehem table games certificate, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. The fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property EBITDA (as defined in “— Note 18 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. No impairment charge related to these assets was recorded as of December 31, 2010. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-incentive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, operating results, or management’s intentions may result in future changes to the fair value of the gaming license.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Rooms	$230,594	$208,389	$186,704
Food and beverage	141,925	96,424	101,084
Convention, retail and other	92,236	61,526	57,392

	$464,755	$366,339	$345,180

The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Rooms	$55,433	$54,512	$44,158
Food and beverage	91,215	66,344	70,988
Convention, retail and other	74,160	50,264	42,573

	$220,808	$171,120	$157,719

Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $2.19 billion, $1.51 billion and $1.34 billion for the years ended December 31, 2010, 2009 and 2008, respectively.
Frequent Players Program
The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points primarily based on gaming activity and such points can be redeemed for cash, free play and other free goods and services. The Company accrues for club points expected to be redeemed for cash and free play as a reduction to gaming revenue and accrues for club points expected to be redeemed for free goods and services as casino expense. The accruals are based on estimates and assumptions regarding the mix of cash, free play and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $54.3 million, $56.7 million and $48.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income (loss) are reported in the accompanying consolidated statements of equity and comprehensive income (loss), and the balance of accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	667,463,535	656,836,950	392,131,375
Potential dilution from stock options, restricted stock and warrants	124,297,089	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	791,760,624	656,836,950	392,131,375

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted earnings (loss) per share	9,848,266	170,731,981	184,840,819

Stock-Based Employee Compensation
The Company accounts for its stock-based employee compensation in accordance with accounting standards regarding share-based payment, which establishes accounting for equity instruments exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s stock-based employee compensation plans are more fully discussed in “— Note 15 — Stock-Based Employee Compensation.”
Income Taxes
The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which it operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued authoritative guidance for VIEs, which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. In December 2009, the FASB supplemented its authoritative guidance for VIE’s, which established new criteria for consolidation based on power to direct the activities of a VIE that would significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance does not allow grandfathering of existing structures and was effective January 1, 2010. The application of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and gross presentation of activity within the reconciliation for Level 3 fair value measurements. The guidance also clarifies existing requirements on the level of disaggregation and required disclosures regarding inputs and valuation techniques for both recurring and nonrecurring Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of gross presentation of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 12 — Fair Value Measurements” for the required disclosure.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revision
In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, the Company revised its December 31, 2009, consolidated balance sheet and consolidated statements of equity and comprehensive income (loss) to appropriately reflect the impact of the issuance of SCL shares upon its initial public offering. This revision resulted in a $655.7 million increase in the noncontrolling interests balance with a corresponding reduction to capital in excess of par value. The revision, which the Company determined is not material, had no impact on total equity, results of operations or cash flows.
Reclassification
The Company reclassified its intangible assets, net of amortization, as of December 31, 2009, which was previously included in other assets, net, to conform to the current presentation (see “— Note 7 — Intangible Assets, Net”). The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.
Note 3 — Restricted Cash and Cash Equivalents
As required by the Company’s VOL credit facility entered into in May 2010 (see “— Note 9 — Long-Term Debt — Macau Related Debt — VOL Credit Facility”), certain loan proceeds made available under this facility and certain future cash flows generated by certain of the Company’s Macau operations are deposited into restricted accounts, invested in cash or cash equivalents, and pledged to the collateral agent as security in favor of the lenders under the VOL credit facility. This restricted cash amount is being used to fund ongoing construction of the Company’s Cotai Strip integrated resort development on parcels 5 and 6 in accordance with terms specified in the VOL credit facility, as well as to fund interest and principal payments due under the VOL credit facility. As of December 31, 2010, the restricted cash balance was $775.7 million.
As required by the Company’s Singapore credit facility entered into in December 2007 (see “— Note 9 — Long-Term Debt — Singapore Related Debt — Singapore Credit Facility”), proceeds available under this credit facility have been deposited into accounts, invested in cash or cash equivalents, and pledged to a security trustee for the benefit of the Singapore credit facility lenders. This restricted cash amount is being used to fund construction and other operating and development costs of the Marina Bay Sands in accordance with terms specified in the Singapore credit facility. These accounts are subject to a security interest in favor of the lenders under the Singapore credit facility. As of December 31, 2010 and 2009, the restricted cash balance was $14.4 million and $88.3 million, respectively.
Restricted cash also includes $19.8 million and $30.3 million as of December 31, 2010 and 2009, respectively, related to other items. Restricted cash balances classified as current are primarily equivalent to the related construction payables that are also classified as current.
Note 4 — Accounts Receivable, Net
Accounts receivable consists of the following (in thousands):

	December 31,
	2010	2009
Casino	$715,212	$438,499
Rooms	85,610	49,017
Other	97,953	93,316

	898,775	580,832
Less — allowance for doubtful accounts	(181,856)	(120,066)

	$716,919	$460,766

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Land and improvements	$410,758	$353,791
Building and improvements	10,881,936	6,898,071
Furniture, fixtures, equipment and leasehold improvements	1,990,721	1,703,792
Transportation	402,904	403,256
Construction in progress	3,147,750	5,647,986

	16,834,069	15,006,896
Less — accumulated depreciation and amortization	(2,331,872)	(1,655,625)

	$14,502,197	$13,351,271

Construction in progress consists of the following (in thousands):

	December 31,
	2010	2009
Cotai Strip parcels 5 and 6	$2,005,386	$1,847,959
Four Seasons Macao (principally the Four Season Apartments)	379,161	328,300
Marina Bay Sands	337,835	3,119,935
Sands Bethlehem	101,960	85,159
Other	323,408	266,633

	$3,147,750	$5,647,986

The $323.4 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and costs incurred at the Cotai Strip parcels 3 and 7 and 8.
As of December 31, 2010, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo (see “— Note 13 — Mall Sales — The Shoppes at The Palazzo”); however, the final purchase price will be determined in accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Amended Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments. Given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect on the calculation of NOI. Approximately $282.1 million of property and equipment (net of $29.3 million of accumulated depreciation), which was sold to GGP, is included in the consolidated balance sheet as of December 31, 2010. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The United States Bankruptcy Court for the Southern District of New York entered orders approving the plans of reorganization of GGP and the subsidiary that owns The Shoppes at The Palazzo on October 21 and April 29, 2010, respectively, and the effective date of such plans of reorganization occurred on November 9 and May 28, 2010, respectively. Under the confirmed plans of reorganization, the only impaired creditors were mortgage holders. The Company will continue to review the Chapter 11 Cases and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company and GGP have entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties are continuing to work on various matters related to the calculation of NOI. The Company may be required to record a loss on the sale in the future depending on the resolution of such matters and the resulting agreed upon Final Purchase Price.
The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its mall operations was $678.4 million and $76.6 million, respectively as of December 31, 2010. The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its mall operations was $385.7 million and $47.9 million, respectively, as of December 31, 2009.
The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is $29.8 million and $3.5 million, respectively, as of December 31, 2010. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $25.6 million and $0.9 million, respectively, as of December 31, 2009.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company had commenced pre-construction activities on parcels 7 and 8, and has capitalized construction costs of $102.1 million as of December 31, 2010. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. Subsequent to December 31, 2010, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. Based upon these recent developments, the Company performed an impairment analysis to determine the recoverability of its investment on parcels 7 and 8, on an undiscounted cash flow basis. The Company’s analysis considered the various potential outcomes of the appeal process, which included ultimate denial of the land concession with varying levels of compensation, as well as the ultimate granting of the concession and related construction of the resort, through a probability weighted approach. In order to obtain the land concession and construct the resort, the Company would need to win its appeal and avoid any future denial of the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of December 31, 2010, related to its development on parcels 7 and 8.
Note 6 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following (in thousands):

	December 31,
	2010	2009
Marina Bay Sands	$1,066,241	$880,175
The Venetian Macao	170,702	169,568
Parcels 5 and 6	107,402	87,639
Four Seasons Macao	85,334	71,745
Parcel 3	73,162	58,308
Sands Macao	27,221	27,318

	1,530,062	1,294,753
Less — accumulated amortization	(131,222)	(84,933)

	$1,398,840	$1,209,820

The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $41.3 million, $27.0 million and $26.2 million was included in rental expense for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future rental expense is approximately $37.5 million for each of the next five years and $1.51 billion thereafter at exchange rates in effect on December 31, 2010.
As part of the development agreement entered into by the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), with the Singapore Tourism Board (the “STB”) for the Marina Bay Sands, the Company was required to build a structure to house a water cooling facility that will be operated by a third party and will provide water to Marina Bay Sands and other buildings around the resort. During the year ended December 31, 2010, this structure was turned over to the third party operator in order to commence operations. As the Company does not operate the facility and does not receive substantially all of the output, the Company has reclassified the $107.9 million cost of the asset from property and equipment to leasehold interests in land as an additional cost of the use of the land.
During the year ended December 31, 2010, the Company made payments of 155.1 million patacas (approximately $19.3 million at exchange rates in effect on December 31, 2010) as partial payments of the land premium for parcels 5 and 6 and 105.9 million patacas and 118.9 million patacas (approximately $13.2 million and $14.8 million, respectively, at exchange rates in effect on December 31, 2010) as final payments for parcels 2 and 3, respectively. The remaining land premium payments for parcels 5 and 6 will either be payable through the remaining six semi-annual installments in the amount of 184.3 million patacas each (approximately $23.0 million at exchange rates in effect on December 31, 2010), bearing interest at 5% per annum, or due upon completion of the integrated resort on these parcels.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the land premium payments for the Macau leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macau government. As of December 31, 2010, the Company was obligated under its land concessions to make future premium and rental payments as follows (in thousands):

2011	$49,432
2012	49,432
2013	49,714
2014	4,751
2015	5,265
Thereafter	91,497

$250,091

Note 7 — Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	December 31,
	2010	2009
Gaming licenses and certificate	$95,568	$50,000
Less — accumulated amortization	(6,594)	—

	88,974	50,000

Trademarks and other	1,022	263
Less — accumulated amortization	(191)	(134)

	831	129

Total intangible assets, net	$89,805	$50,129

In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2010, the Company was issued a gaming license from the Singapore Casino Regulatory Authority (the “CRA”) for its gaming operations at Marina Bay Sands, which was acquired for SGD 37.5 million (approximately $29.1 million at exchange rates in effect on December 31, 2010). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA.
Amortization expense was $6.3 million, $46,000 and $35,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future amortization expense is approximately $9.7 million, $9.7 million and $3.1 million for each of the next three years and $27,000 thereafter.
Note 8 — Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Outstanding gaming chips and tokens	$387,776	$237,557
Taxes and licenses	270,838	162,816
Customer deposits	184,924	115,232
Other accruals	161,735	156,887
Payroll and related	154,961	113,700

	$1,160,234	$786,192

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,157,199	$2,925,000
Senior Secured Credit Facility — Delayed Draws I and II	720,332	987,000
Senior Secured Credit Facility — Revolving	—	775,860
6.375% Senior Notes (net of original issue discount of $720 and $1,164, respectively)	188,992	248,836
FF&E Facility	—	108,550
Airplane Financings	78,422	82,110
HVAC Equipment Lease	23,006	24,717
Other	3,868	4,778
Macau Related:
VML Credit Facility — Term B	1,483,789	1,501,789
VML Credit Facility — Term B Delayed	577,029	584,029
VML Credit Facility — Revolving	—	479,640
VML Credit Facility — Local Term	—	67,697
VOL Credit Facility — Term	749,930	—
Ferry Financing	175,011	210,762
Other	640	11,016
Singapore Related:
Singapore Credit Facility	3,980,435	3,013,678
Other	2,170	—

	10,140,823	11,025,462
Less — current maturities	(767,068)	(173,315)

Total long-term debt	$9,373,755	$10,852,147

Corporate and U.S. Related Debt
Senior Secured Credit Facility
In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which consists of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term B loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term B loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million may be drawn on a swingline basis (the “Revolving Facility”). In August 2010, the Senior Secured Credit Facility was amended to, among other things, modify certain financial covenants, including increasing the maximum leverage ratio for the quarterly periods through June 30, 2012 (see “— Note 1 — Organization and Business of Company — Development Financing Strategy”). As of December 31, 2010, the Company had fully drawn the Delayed Draw I and II Facilities and had $714.6 million of available borrowing capacity under the Revolving Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
In addition to the amendment, certain lenders elected to extend the maturity of $1.42 billion in aggregate principal amount of the Term B Facility to November 2016 (the “Extended Term B Facility”), $284.5 million in aggregate principal amount of the Delayed Draw I Facility to November 2016 (the “Extended Delayed Draw I Facility”), $207.9 million in aggregate principal amount of the Delayed Draw II Facility to November 2015 (the “Extended Delayed Draw II Facility,” collectively the “Extended Term Loans”) and to extend the availability of $532.5 million (after giving effect to the reductions described below) of the Revolving Facility to May 2014 (the “Extended Revolving Facility”). As part of the extension, the Company was required to pay down $1.0 billion in aggregate principal amount of the Extended Term Loans and the commitments under the Revolving Facility were reduced from $1.0 billion to $750.0 million. As a result of the repayment and amendment, the Company recorded a $21.2 million loss on modification or early retirement of debt during the year ended December 31, 2010.
The Extended Term B Facility is subject to quarterly amortization payments of $3.5 million, which began on September 30, 2010, followed by a balloon payment of $1.3 billion due on November 23, 2016. The Extended Delayed Draw I Facility is subject to quarterly amortization payments of $0.7 million, which began on September 30, 2010, followed by a balloon payment of $266.9 million due on November 23, 2016. The Extended Delayed Draw II Facility is subject to quarterly amortization payments of $0.5 million, which began on September 30, 2010, followed by a balloon payment of $197.1 million due on November 23, 2015. The Extended Revolving Facility has no interim amortization payments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The non-extended portions of the Term B and Delayed Draw I Facilities mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $1.9 million, which began on September 30, 2010, followed by a balloon payment of $723.1 million due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $0.4 million, which began on September 30, 2010, followed by a balloon payment of $148.3 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $0.2 million, which began on September 30, 2010, followed by a balloon payment of $75.0 million due on May 23, 2013. The Revolving Facility matures on May 23, 2012, and has no interim amortization payments.
Prior to the extension, the Term B, Delayed Draw I and Delayed Draw II Facilities were subject to quarterly amortization payments of $7.5 million, which began September 30, 2007, $1.5 million, which began September 30, 2008 and $1.0 million, which began March 31, 2009, respectively. During the year ended December 31, 2010, the Company paid down $775.9 million under the Revolving Facility, in addition to the pay down of $1.0 billion of the Extended Term Loans as described above.
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
Borrowings under the Senior Secured Credit Facility, as amended, bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively, and 1.25% per annum and 1.75% per annum for the Extended Revolving Facility and the Extended Term Loans, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively (the term loans were set at 2.0% as of December 31, 2010), and 2.25% per annum and 2.75% per annum for the Extended Revolving Facility and Extended Term Loans, respectively (the Extended Term loans were set at 3.0% as of December 31, 2010). These spreads will be reduced if the Company’s “corporate rating” (as defined in the Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group (“S&P”), subject to certain additional conditions. The spread for the Revolving Facility will be further reduced if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the Senior Secured Credit Facility was 2.3% and 2.1% during the years ended December 31, 2010 and 2009, respectively.
The Company pays a commitment fee of 0.375% per annum and 0.5% per annum on the undrawn amounts under the Revolving Facility and the Extended Revolving Facility, respectively, which will be reduced if certain corporate ratings are achieved, subject to certain additional conditions. The Company also paid a commitment fee equal to 0.75% per annum and 0.5% per annum on the undrawn amounts under the Delayed Draw I and II Facilities, respectively.
The Senior Secured Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The Senior Secured Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, minimum ratios of Adjusted EBITDA to interest expense and maximum ratios of net debt outstanding to Adjusted EBITDA. The Senior Secured Credit Facility also contains conditions and events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion. As of December 31, 2010, approximately $5.90 billion of net assets of LVSLLC were restricted from being distributed under the terms of the Senior Secured Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Notes
On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% senior notes due 2015 with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. In June 2005, the senior notes were exchanged for substantially similar senior notes (the “Senior Notes”), which have been registered under the federal securities laws. The Senior Notes will mature on February 15, 2015. LVSC had the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010, at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline ratably over time. The Senior Notes are senior obligations of LVSC. In connection with entering into the Senior Secured Credit Facility, the Senior Notes, which are jointly and severally guaranteed by certain of LVSC’s domestic subsidiaries, including LVSLLC and VCR, were collateralized on an equal and ratable basis with obligations under the Senior Secured Credit Facility by the assets of LVSLLC and the Guarantors. The indenture governing the Senior Notes contains covenants that, subject to certain exceptions and conditions, limit the ability of LVSC and the subsidiary guarantors to enter into sale and leaseback transactions in respect of their principal properties, create liens on their principal properties and consolidate, merge or sell all or substantially all their assets.
During the year ended December 31, 2010, the Company repurchased $60.3 million of the outstanding principal of the Senior Notes and recorded a $3.4 million gain on early retirement of debt in connection with the repurchase.
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
The FF&E Facility was collateralized by the FF&E financed and/or refinanced with the proceeds of the FF&E Facility, and was guaranteed by the Guarantors under the Senior Secured Credit Facility.
On July 1, 2008, the Company was required to begin making quarterly installment principal payments of $8.4 million, which was the amount equal to 5.0% of the aggregate principal amount of the delayed draw term loan outstanding on July 1, 2008, with the remainder due in four equal quarterly installments ending on the maturity date. Borrowings under the FF&E Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at a base rate, plus an applicable margin. The initial applicable margin was 1.0% per annum for loans accruing interest at the base rate, and 2.0% per annum for loans accruing interest at the adjusted Eurodollar rate. The applicable margins were to be reduced by 0.25% per annum under certain circumstances similar to those set forth in the Senior Secured Credit Facility. The Company also paid a commitment fee of 0.50% per annum on the undrawn amount of the term delayed draw loan. The weighted average interest rate on the FF&E Facility was 2.1% and 2.4% during the years ended December 31, 2010 and 2009, respectively.
In August 2010, the Company repaid the $91.8 million outstanding balance under the FF&E Credit Facility and incurred a $0.5 million loss on early retirement of debt during the year ended December 31, 2010.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 1.8% as of December 31, 2010). The amortizing notes, totaling $28.8 million, are subject to quarterly amortization payments of $0.7 million, which began June 1, 2007. The balloon notes, totaling $43.2 million, mature on March 1, 2017, and have no interim amortization payments. The weighted average interest rate on the notes was 1.9% and 2.5% during the years ended December 31, 2010 and 2009, respectively.
In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 1.6% as of December 31, 2010). The $8.1 million amortizing note is subject to quarterly amortization payments of $0.2 million, which began June 30, 2007. The $12.2 million balloon note matures on March 31, 2017, and has no interim amortization payments. The weighted average interest rate on the notes was 1.6% and 2.2% during the years ended December 31, 2010 and 2009, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
HVAC Equipment Lease
In July 2009, the Company entered into a capital lease agreement with its current heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Equipment Lease”) to provide the operation and maintenance services for the HVAC equipment in Las Vegas. The lease has a 10-year term with a purchase option at the third, fifth, seventh and tenth anniversary dates. The Company is obligated under the agreement to make monthly payments of approximately $300,000 for the first year with automatic decreases of approximately $14,000 per month on every anniversary date. The HVAC Equipment Lease was capitalized at the present value of the future minimum lease payments at lease inception.
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
In November 2008, concurrent with the Company’s issuance of common and preferred stock and warrants (see “— Note 10 — Equity”), the Convertible Senior Notes were retired and the conversion feature was utilized to acquire 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share (a conversion rate of approximately 181.818 shares per $1,000 principal amount). As a result, the Company incurred a charge of approximately $5.1 million for loss on early retirement of the notes and paid interest to the Principal Stockholder’s family of $3.7 million for the period the Convertible Senior Notes were outstanding during the year ended December 31, 2008.
Macau Related Debt
VML Credit Facility
On May 25, 2006, two subsidiaries of the Company, VML US Finance, LLC (the “Borrower”) and Venetian Macau Limited (“VML”), as guarantor, entered into a credit agreement (the “VML Credit Facility”). The VML Credit Facility originally consisted of a $1.2 billion funded term B loan (the “VML Term B Facility”), a $700.0 million delayed draw term B loan (the “VML Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “VML Local Term Facility”) and a $500.0 million revolving credit facility (the “VML Revolving Facility”). In March 2007, the VML Credit Facility was amended to expand the use of proceeds and remove certain restrictive covenants. In April 2007, the lenders of the VML Credit Facility approved a reduction of the interest rate margin for all classes of loans by 50 basis points and the Borrower exercised its rights under the VML Credit Facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded VML Term B Facility by $600.0 million, the VML Revolving Facility by $200.0 million, and the total VML Credit Facility to $3.3 billion.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On August 12, 2009, the VML Credit Facility was amended to, among other things, allow for the SCL Offering and modify certain financial covenants and definitions, including increasing the maximum leverage ratio for the quarterly periods through the end of 2010 (see “— Note 1 — Organization and Business of Company — Development Financing Strategy”). As part of the amendment, the credit spread increased by 325 basis points with borrowings bearing interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the local term loan, adjusted Hong Kong Inter-Bank Offered Rate (“HIBOR”)) or at an alternate base rate, plus a spread of 5.5% per annum or 4.5% per annum, respectively. In November 2009, in connection with the SCL Offering, the Company was required to repay and permanently reduce $500.0 million of term loan and revolving borrowings, on a pro rata basis, under the VML Credit Facility. In conjunction with the $500.0 million repayment, the credit spread was reduced by 100 basis points (set at 4.8% for the VML Credit Facility as of December 31, 2010). As a result of this repayment and the August amendment, the Company recorded a charge of $6.1 million during the year ended December 31, 2009, for loss on modification or early retirement of debt. Credit spreads under the VML Local Term Facility and the VML Revolving Facility are subject to downward adjustments if certain consolidated leverage ratios are achieved. As of December 31, 2010, the Company had $595.3 million of available borrowing capacity under the VML Revolving Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
The indebtedness under the VML Credit Facility is guaranteed by VML, Venetian Cotai Limited and certain of the Company’s other foreign subsidiaries (the “VML Guarantors”). The obligations under the VML Credit Facility and the guarantees of the VML Guarantors are collateralized by a first-priority security interest in substantially all of the Borrower’s and the VML Guarantors’ assets, other than (1) capital stock of the Borrower and the VML Guarantors, (2) assets that secure permitted furniture, fixtures and equipment financings, (3) VML’s gaming subconcession contract and (4) certain other excluded assets.
The VML Revolving Facility and the VML Local Term Facility mature on May 25, 2011. The VML Term B Delayed Draw Facility and the VML Term B Facility mature on May 25, 2012 and 2013, respectively. The VML Term B Delayed Draw and the VML Term B Facility are subject to nominal quarterly amortization payments of $1.8 million and $4.5 million, respectively, for the first five and six years, respectively, which commenced in June 2009, with the remainder of the loans payable in four equal quarterly installments in the last year immediately preceding their maturity dates. The VML Local Term Facility was subject to quarterly amortization payments of $6.3 million, which commenced in June 2009 and was paid down during the year ended December 31, 2010. The VML Revolving Facility has no interim amortization payments; however, during the year ended December 31, 2010, the Company paid down $479.6 million under this facility.
The Borrower also pays a standby commitment fee of 0.5% per annum on the undrawn amounts under the VML Revolving Facility. For the years ended December 31, 2010 and 2009, the weighted average interest rates for the VML Local Term Facility were 4.8% and 3.6%, respectively, and the weighted average interest rates for the remainder of the VML Credit Facility were 4.9% and 3.9%, respectively.
To meet the requirements of the VML Credit Facility, the Company entered into four interest rate cap agreements in September 2006, May 2007, October 2007 and September 2008 with notional amounts of $1.0 billion, $325.0 million, $165.0 million and $160.0 million, respectively, all of which expired on September 21, 2009. The provisions of the interest rate cap agreements entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.75%. The Company entered into an additional interest rate cap agreement in September 2009 with a notional amount of $1.59 billion, which expires in September 2012. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 9.5%. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2010, 2009 and 2008.
The VML Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments, paying dividends and making other restricted payments, and acquiring and selling assets. The VML Credit Facility also requires the Borrower and the VML Guarantors to comply with financial covenants, including, but not limited to, generating a minimum Adjusted EBITDA for a period of time and, thereafter, ratios of Adjusted EBITDA to interest expense and total indebtedness to Adjusted EBITDA, as well as maximum annual capital expenditures. The VML Credit Facility also contains events of default customary for such financings.
VOL Credit Facility
On May 17, 2010, a subsidiary of the Company, VOL (owner and developer of the integrated resort on Cotai Strip parcels 5 and 6), entered into a credit agreement (the “VOL Credit Facility”) providing for up to $1.75 billion (or equivalent in Hong Kong dollars or Macau patacas), which consists of a $750.0 million term loan (the “VOL Term Facility”) that was fully drawn on July 16, 2010, a $750.0 million delayed draw term loan available for 18 months after closing (the “VOL Delayed Draw Facility”) and a $250.0 million revolving facility (the “VOL Revolving Facility”). As of December 31, 2010, the Company had not drawn any amounts under the VOL Delayed Draw Facility or VOL Revolving Facility.

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
The VOL Credit Facility matures on June 16, 2015, with VOL required to repay or prepay the VOL Credit Facility under certain circumstances. Commencing on March 31, 2013, and at the end of each subsequent quarter in 2013, VOL is required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis in an amount equal to 5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. Commencing on March 31, 2014, and at the end of each subsequent quarter in 2014, VOL is required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis in an amount equal to 7.5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. In addition, commencing with December 31, 2013, and the end of each fiscal year thereafter, VOL is required to further repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis with 50%, subject to downward adjustments if certain conditions are met, of its excess free cash flow (as defined by the VOL Credit Facility).
Borrowings under the VOL Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 4.5% per annum (set at 4.8% as of December 31, 2010). VOL will pay standby fees of 2.0% per annum on the undrawn amounts under the VOL Term and Delayed Draw Facilities and 1.5% per annum on the undrawn amounts under the VOL Revolving Facility. The weighted average interest rate on the VOL Credit Facility was 4.8% during the period ended December 31, 2010.
To meet the requirements of the VOL Credit Facility, the Company entered into three interest rate cap agreements in September 2010 with a combined notional amount of $375.0 million, which expire in September 2013. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 3.5%. There was no net effect on interest expense as a result of the interest rate cap agreements for the year ended December 31, 2010.
The VOL Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, incurrence of indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions and use of proceeds from the facility. The VOL Credit Facility includes deadlines by which completion and substantial operations (as defined in the VOL Credit Facility) of certain phases of the integrated resort on parcels 5 and 6 are required to be achieved. Subsequent to December 31, 2010, the Company exercised its right under the VOL Credit Facility to extend these deadlines. The VOL Credit Facility also requires VOL to comply with financial covenants as of the first full quarter beginning six months after the commencement of substantial operations of phases I and II of the integrated resort on Cotai Strip parcels 5 and 6, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to total interest expense. The VOL Credit Facility also contains events of default customary for such financings.
Ferry Financing
In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $155.4 million at exchange rates in effect on December 31, 2010) secured credit facility, which was available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the progress payments made on the ferries and to finance the completion of the remaining ferries. The facility is collateralized by the ferries and is guaranteed by VML.
In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.2 million at exchange rates in effect on December 31, 2010), which the Company has fully drawn as of December 31, 2010. The proceeds from this supplemental facility were used to reimburse the Company for cash spent to date on the progress payments made on four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility is collateralized by the additional ferries and is guaranteed by VML.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On August 20, 2009, the ferry financing facility was amended to, among other things, allow for the SCL Offering and remove the requirement to comply with all financial covenants. The facility, as amended, now matures in December 2015 and is subject to 26 quarterly payments of HKD 68.1 million (approximately $8.8 million at exchange rates in effect on December 31, 2010), which commenced in October 2009.
As part of the amendment, the credit spread increased by 50 basis points to 2.5% per annum for borrowings made in Hong Kong Dollars and accruing interest at HIBOR (set at 2.8% as of December 31, 2010) or 2.5% per annum for borrowings made in U.S. Dollars and accruing interest at LIBOR. All borrowings under the facility, which was fully drawn as of December 31, 2010, were made in Hong Kong dollars. The weighted average interest rate for the facility was 2.8% and 2.4% for the years ended December 31, 2010 and 2009, respectively.
Exchangeable Bonds
In September 2009, the Company completed a $600.0 million exchangeable bond offering due 2014 (the “Exchangeable Bonds”). The Exchangeable Bonds were subject to semi-annual interest payments, commencing on March 2010 and would mature on September 2014, unless earlier redeemed, exchanged, or purchased and cancelled.
The Exchangeable Bonds were redeemable at the option of the Company together with accrued and unpaid interest to the date of redemption, at any time beginning 30 days after the closing date and ending the day prior to the maturity date. Had the Exchangeable Bonds been redeemed at the option of the Company, it would have been required to issue warrants (the “Bond Warrants”) to the bondholders to purchase such number of common shares of SCL the bondholders would have been otherwise entitled to receive upon mandatory and automatic exchange of the Exchangeable Bonds upon any offering. In addition, any bondholder could have, during the period not less than 30 days nor more than 60 days prior to September 4, 2012, required the Company to redeem all or a portion of the Exchangeable Bonds held by such bondholder at 100% of the principal amount of the Exchangeable Bonds, together with all accrued and unpaid interest to the date of redemption; provided that any bondholders who exercised this redemption right would not be entitled to any Bond Warrants in connection with such redemption.
In November 2009, concurrent with the SCL Offering (see “— Note 10 — Equity — Noncontrolling Interests”), the Exchangeable Bonds were mandatorily and automatically exchanged into 497,865,084 ordinary shares of SCL. The Company incurred a charge of approximately $17.1 million for loss on early retirement of debt during the year ended December 31, 2009, as a result of exchanging the bonds.
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
Singapore Credit Facility
In December 2007, MBS signed a credit facility agreement (the “Singapore Credit Facility”) providing for a SGD 2.0 billion (approximately $1.55 billion at exchange rates in effect on December 31, 2010) term loan (“Singapore Credit Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $2.13 billion at exchange rates in effect on December 31, 2010) term loan (“Singapore Credit Facility B”) that is available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $149.3 million at exchange rates in effect on December 31, 2010) banker’s guarantee facility (“Singapore Credit Facility C”) to provide the bankers guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $387.6 million at exchange rates in effect on December 31, 2010) revolving credit facility (“Singapore Credit Facility D”) that is available until February 28, 2015. As of December 31, 2010, the Company has SGD 48.4 million (approximately $37.5 million at exchange rates in effect on December 31, 2010) available for borrowing, net of outstanding banker’s guarantees.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The indebtedness under the Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.
The Singapore Credit Facility matures on March 31, 2015, with MBS required to repay or prepay the Singapore Credit Facility under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $96.9 million at exchange rates in effect on December 31, 2010) per quarter. In addition, commencing with the quarter ending September 30, 2011, MBS is required to further prepay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Credit Facility). The initial excess free cash flow calculation will be performed on September 30, 2011, with the payment made during the fourth quarter of 2011.
Borrowings under the Singapore Credit Facility bear interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 2.25% per annum (set at approximately 2.5% as of December 31, 2010). MBS pays a standby interest fee of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Credit Facility B and Facility D, respectively. MBS pays a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Credit Facility for the period during which any banker’s guarantees are outstanding. The weighted average interest rate for the Singapore Credit Facility was 2.6% and 2.8% during the years ended December 31, 2010 and 2009, respectively.
To meet the requirements of the Singapore Credit Facility, the Company entered into nine interest rate cap agreements in 2008, with a combined notional amount of $1.41 billion, all of which have three-year terms and expire between June and December 2011. During 2009, the Company entered into fourteen additional interest rate cap agreements, with a combined notional amount of $850.0 million, all of which have three-year terms and expire between March and December 2012. During 2010, the Company entered into seven additional interest rate cap agreements, with a combined notional amount of $365.0 million, all of which have three-year terms and expire between January and June 2013. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 4.0% to 5.0%) as stated in such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2010, 2009 and 2008.
The Singapore Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The Singapore Credit Facility also requires MBS to comply with financial covenants commencing with the quarter ending September 30, 2011, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense, minimum Adjusted EBITDA requirements and positive net worth requirement. The Singapore Credit Facility also contains events of default customary for such financings.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Proceeds from VOL Credit Facility	$749,305	$—	$—
Proceeds from Singapore Credit Facility	647,988	1,221,644	1,730,515
Proceeds from Senior Secured Credit Facility	—	—	2,075,860
Proceeds from VML Credit Facility	—	—	444,299
Proceeds from Exchangeable Bonds	—	600,000	—
Proceeds from Ferry Financing	—	9,884	218,564
Proceeds from FF&E Facility and Other Long-Term Debt	—	—	146,963

	$1,397,293	$1,831,528	$4,616,201

Repayments on Senior Secured Credit Facility	$(1,810,329)	$(40,000)	$(333,000)
Repayments on VML Credit Facility	(572,337)	(662,552)	—
Repayments on Singapore Credit Facility	—	(17,762)	—
Repurchase and cancellation of Senior Notes	(56,675)	—	—
Repayments on Ferry Financing	(35,055)	(17,695)	—
Repayments on Airplane Financings	(3,687)	(3,687)	(3,687)
Repayments on HVAC Equipment Lease	(1,711)	(849)	—
Repayments on FF&E Facility and Other Long-Term Debt	(121,081)	(34,427)	(62,754)
Repayments on Singapore Bridge Facility	—	—	(1,326,467)

	$(2,600,875)	$(776,972)	$(1,725,908)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt (excluding discounts) outstanding as of December 31, 2010, are summarized as follows (in thousands):

	Capital	Long-term
	Lease Obligations	Debt
2011	$4,450	$764,380
2012	4,207	1,480,275
2013	3,831	1,408,764
2014	2,828	1,544,792
2015	2,659	3,249,666
Thereafter	18,523	1,667,850

	36,498	10,115,727
Less — amount representing interest	(10,682)	—

Total	$25,816	$10,115,727

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2010, was approximately $9.72 billion, compared to its carrying value of $10.1 billion. As of December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $9.66 billion, compared to its carrying value of $11.0 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
Note 10 — Equity
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
During the year ended December 31, 2010, holders of preferred stock exercised 2,255,209 warrants to purchase an aggregate of 37,586,880 shares of the Company’s common stock at $6.00 per share and tendered 76 shares of preferred stock and $225.5 million in cash as settlement of the warrant exercise price. In order to induce additional warrant exercises during the year ended December 31, 2010, the Company paid holders of preferred stock $6.6 million to exercise 475,000 warrants to purchase an aggregate of 7,916,682 shares of the Company’s common stock at $6.00 per share by tendering 475,000 shares of preferred stock. During the year ended December 31, 2009, holders of the preferred stock exercised 1,106,301 warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the warrant exercise price.
Subsequent to December 31, 2010, holders of preferred stock exercised 1,083,300 warrants to purchase an aggregate of 18,055,033 shares of the Company’s common stock at $6.00 per share and tendered 1,025,700 shares of preferred stock and for $5.8 million in cash as settlement of the warrant exercise price. In conjunction with certain of these transactions, the Company paid $14.7 million in premiums to induce the exercise of warrants with settlement through tendering preferred stock.
Preferred Stock Issued to Principal Stockholder’s Family
Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,250,000 shares to the Principal Stockholder’s family together with Warrants to purchase up to an aggregate of approximately 87,500,175 shares of its common stock and received gross proceeds of $525.0 million ($523.7 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $301.1 million and $223.9 million, respectively. The Preferred Stock amount has been recorded as mezzanine equity on the accompanying consolidated balance sheet as the Principal Stockholder and his family have a greater than 50% ownership of the Company (when considering the impact of unexercised warrants and stock options) and therefore have the potential ability to require the Company to redeem their Preferred Stock beginning November 15, 2011.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As the Preferred Stock issued to the Principal Stockholder’s family is being accounted for as redeemable at the option of the holder, the balance is being accreted to the redemption value of $577.5 million over three years. As of December 31, 2010 and 2009, $6.9 million of accumulated but undeclared dividends was recorded.
A summary of the Company’s Preferred Stock issued its Principal Stockholder’s family for the years ended December 31, 2010, 2009 and 2008, is presented below (in thousands, except number of shares):

	Number
	of Shares	Amount
Balance as of January 1, 2008	—	$—
Issuance of preferred stock and warrants to purchase common stock, net of transaction costs	5,250,000	299,867
Accretion to redemption value	—	11,568
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2008	5,250,000	318,289
Accretion to redemption value	—	92,545
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2009	5,250,000	410,834
Accretion to redemption value	—	92,545
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2010	5,250,000	$503,379

Preferred Stock Dividends
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total Preferred
Board of Directors’		Principal	Dividends Paid to	Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350
October 30, 2009	November 16, 2009	13,125	10,225	23,350

				$94,697

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	March 17, 2010	13,125	10,225	23,350
July 29, 2010	August 16, 2010	13,125	10,225	23,350
November 2, 2010	November 15, 2010	13,125	10,225	23,350

				$93,400

February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rollfoward of Shares of Common Stock and Preferred Stock Issued to Public
A summary of the outstanding shares of common stock and preferred stock issued to the public is as follows:

	Preferred	Common
	Stock	Stock
Balance as of January 1, 2008	—	355,271,070
Exercise of stock options	—	181,862
Issuance of restricted stock	—	26,657
Forfeiture of unvested restricted stock	—	(4,207)
Issuance of preferred and common stock and warrants	5,196,300	200,000,000
Extinguishment of convertible senior notes	—	86,363,636

Balance as of December 31, 2008	5,196,300	641,839,018
Exercise of stock options	—	10,497
Issuance of restricted stock	—	65,513
Forfeiture of unvested restricted stock	—	(30,663)
Exercise of warrants	(1,106,301)	18,438,384

Balance as of December 31, 2009	4,089,999	660,322,749
Exercise of stock options	—	1,667,636
Issuance of restricted stock	—	15,765
Forfeiture of unvested restricted stock	—	(1,730)
Exercise of warrants	(475,076)	45,503,562

Balance as of December 31, 2010	3,614,923	707,507,982

Noncontrolling Interests
In November 2009, the Company completed the SCL Offering, wherein the Company’s subsidiary, SCL (the direct or indirect owner and operator of the majority of the Company’s Macau operations including Sands Macao, The Venetian Macao, Four Seasons Macao and the ferry operations, and developer of the remaining Cotai Strip integrated resorts), listed its ordinary shares on The Main Board of the SEHK. SCL, through the offering, sold 1,270,000,000 of its ordinary shares to the public and received gross proceeds of $1.70 billion ($1.63 billion, net of transaction costs). Concurrent with the SCL Offering, the Company’s subsidiary and SCL’s direct parent, Venetian Venture Development Intermediate (II) (“VVDI (II)”), sold 600,000,000 of its ordinary shares of SCL to the public and received gross proceeds of $803.6 million ($760.4 million, net of transaction costs). In connection with the SCL Offering, the Company mandatorily and automatically exchanged the $600.0 million in Exchangeable Bonds for 497,865,084 ordinary shares of SCL and issued 22,185,115 ordinary shares of SCL to settle an obligation of the Company. Immediately following the completion of these transactions, the Company owned 70.3% of issued and outstanding ordinary shares of SCL. The ordinary shares of SCL were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Note 11 — Income Taxes
Consolidated income (loss) before taxes and noncontrolling interests for domestic and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(105,036)	$(427,664)	$(249,128)
Foreign	960,941	55,037	21,103

Total income (loss) before income taxes	$855,905	$(372,627)	$(228,025)

The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal:
Current	$(30,515)	$(5,742)	$(23,985)
Deferred	31,080	(476)	(34,335)
Foreign:
Current	5,280	519	527
Deferred	68,456	(40)	(52)
State:
Current	1	—	—
Deferred	—	1,855	(1,855)

Total income tax (benefit) expense	$74,302	$(3,884)	$(59,700)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(24.4)%	1.1%	(2.3)%
Tax exempt income of foreign subsidiary (Macau)	(14.4)%	(21.8)%	(23.8)%
Non-deductible pre-opening expenses of foreign subsidiaries	—	5.5%	9.1%
Change in valuation allowance	10.5%	44.0%	22.4%
Change in tax reserves	0.3%	3.8%	2.0%
Other, net	1.7%	1.4%	1.4%

Effective tax rate	8.7%	(1.0)%	(26.2)%

The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. Had the Company been required to pay income taxes in Macau, consolidated net income (loss) attributable to Las Vegas Sands Corp. would have been reduced by $83.5 million, $80.0 million and $46.4 million, and diluted earnings per share would have been reduced by $0.11, $0.12 and $0.12 per share for the years ended December 31, 2010, 2009 and 2008, respectively.
The primary tax affected components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$403,229	$270,745
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	51,637	93,433
Allowance for doubtful accounts	34,533	25,854
Stock-based compensation	37,357	25,199
Pre-opening expenses	40,110	17,918
Accrued expenses	8,826	13,745
State deferred items	9,274	4,812
Tax credit carryforward	2,340	2,520
Other	4,905	14,091

	592,211	468,317
Less — valuation allowances	(331,275)	(280,007)

Total deferred tax assets	260,936	188,310

Deferred tax liabilities:
Property and equipment	(293,345)	(133,970)
Prepaid expenses	(4,022)	(2,487)
Other	(6,759)	(3,192)

Total deferred tax liabilities	(304,126)	(139,649)

Deferred tax assets (liabilities), net	$(43,190)	$48,661

The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2010 and 2009, the Company has windfall tax benefits of $39.7 million and $4.9 million, respectively, included in its U.S. net operating loss carryforward, but not reflected in deferred tax assets.
The net operating loss carryforward for the Company’s U.S. operations was $509.1 million and $355.5 million as of December 31, 2010 and 2009, respectively, which will begin to expire in 2028. There was a valuation allowance of $114.9 million and $96.9 million as of December 31, 2010 and 2009, respectively, provided on U.S. net operating loss carryforwards and other U.S. deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition. The Company’s general business credits were $2.3 million and $2.5 million as of December 31, 2010 and 2009, respectively, which will begin to expire in 2024. Net operating loss carryforwards for the Company’s foreign subsidiaries were $1.87 billion and $1.30 billion as of December 31, 2010 and 2009, respectively, which begin to expire in 2011. There are valuation allowances of $216.3 million and $183.1 million, as of December 31, 2010 and 2009, respectively, provided on foreign net operating loss carryforwards and other foreign deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of undistributed earnings of its foreign subsidiaries, which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should the Company change its plans, it may be required to record a significant amount of deferred tax liabilities. As of December 31, 2010 and 2009, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $1.02 billion and $858.8 million, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less foreign tax credits applicable to distributions, if any. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008
Balance at the beginning of the year	$66,067	$32,271	$14,966
Additions to tax positions related to prior years	324	24,184	9,239
Reductions to tax positions related to prior years	(6,287)	—	—
Additions to tax positions related to current year	2,311	9,612	8,066
Settlements	(26,646)	—	—

Balance at the end of the year	$35,769	$66,067	$32,271

As of December 31, 2010 and 2009, unrecognized tax benefits of $7.9 million and $17.2 million, respectively, were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2010, 2009 and 2008, unrecognized tax benefits of $27.9 million, $48.9 million and $32.3 million, respectively, were recorded in other long-term liabilities.
Included in the balance as of December 31, 2010, 2009 and 2008, are $31.3 million, $29.0 million and $14.1 million respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macau, and Singapore. In the U.S., during the year ended December 31, 2010, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report for years 2005 through 2008 proposing certain adjustments. The Company disagrees with several of the proposed adjustments and has submitted a protest and a request for an appeals conference to the IRS. The Company anticipates that the appeals process will take an extended period of time to resolve and management does not believe that it is reasonably possible that these issues will be settled in the next twelve months. In the U.S., the Company is currently under examination for the 2009 year. In Macau and Singapore, the Company is subject to examination for years after 2005. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.
During the year ended December 31, 2010, the Company reduced its unrecognized tax benefits by $30.3 million, primarily related to settlements with taxing authorities, partially offset by current year additions.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2010 or 2009. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Fair Value Measurements
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
		Quoted Market	Significant Other	Significant
	Total Carrying	Prices in Active	Observable Inputs	Unobservable Inputs
	Value	Markets (Level 1)	(Level 2)	(Level 3)
As of December 31, 2010
Cash equivalents(1)	$2,490,809	$2,490,809	$—	$—
Interest rate caps(2)	$1,617	$—	$1,617	$—
As of December 31, 2009
Cash equivalents(1)	$3,499,874	$3,499,874	$—	$—
Interest rate caps(2)	$2,466	$—	$2,466	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of December 31, 2010, the Company has 34 interest rate cap agreements with an aggregate fair value of approximately $1.6 million, based on quoted market values from the institutions holding the agreements. As of December 31, 2009, the Company has 24 interest rate cap agreements with an aggregate fair value of approximately $2.5 million, based on quoted market values from the institutions holding the agreements.

Note 13 — Mall Sales
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell The Grand Canal Shoppes and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen spaces on its casino level currently occupied by various tenants to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2010, 2009 and 2008, $1.2 million of this deferred item was amortized and is included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 14 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease the Blue Man Group theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. During each of the years ended December 31, 2010, 2009 and 2008,$3.5 million of this deferred item was amortized as an offset to convention, retail and other expense.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2011	$8,043
2012	8,043
2013	8,043
2014	7,725
2015	7,497
Thereafter	106,302

$145,653

The Shoppes at The Palazzo
The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. Pursuant to the Amended Agreement, the Company contracted to sell The Shoppes at The Palazzo to GGP. The Final Purchase Price for The Shoppes at The Palazzo is determined by taking The Shoppes at The Palazzo’s NOI, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the fixed rent and other fixed periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate is 0.06 for every dollar of NOI up to $38.0 million and 0.08 for every dollar of NOI above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) were to be made based on projected NOI for the then upcoming 12 months. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. During the years ended December 31, 2010 and 2009, the Company and GGP agreed to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, except for the Final Purchase Price payment. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price was to be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) based on the previously described formula. For all purchase price and purchase price adjustment calculations, NOI will be calculated by using the “accrual” method of accounting. Additionally, given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect on the calculation of NOI. During the year ended December 31, 2010, the Company and GGP deferred the time to reach agreement on the Final Purchase Price as both parties were continuing to work on various matters related to the calculation of NOI.
In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The United States Bankruptcy Court for the Southern District of New York entered orders approving the plans of reorganization of GGP and the subsidiary that owns The Shoppes at The Palazzo on October 21 and April 29, 2010, respectively, and the effective date of such plans of reorganization occurred on November 9 and May 28, 2010, respectively. Under the confirmed plans of reorganization, the only impaired creditors were mortgage holders. The Company will continue to review the Chapter 11 Cases and will adjust the estimates of NOI and capitalization rates as additional information is received.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (“The Palazzo Master Lease”). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on the casino level of The Palazzo, currently occupied by various tenants, to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $41.8 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term. An additional $7.0 million of the total proceeds from the mall sale transaction has been deferred as unearned revenues as of December 31, 2010. This balance will be adjusted upon resolution of the Final Purchase Price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2009, the Company was obligated to make future payments of approximately $0.8 million annually for the five years ended December 31, 2014, and $3.2 million thereafter. Under generally accepted accounting principles, a gain on the sale has not been recorded as the Company has continuing involvement in the transaction related to the certain activities to be performed on behalf of GGP and the uncertainty of the final sales price, which will be determined as previously described. Therefore, $243.9 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2010, which accrued interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP. The property sold to GGP will continue to be recorded in the Company’s consolidated financial statements until the Final Purchase Price has been determined.
Note 14 — Commitments and Contingencies
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
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. The Company intends to vigorously defend this matter.
On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC”) filed an action against LVSI, VCR, Venetian Venture Development, LLC (“Venetian Venture Development”), William P. Weidner and David Friedman in the United States District Court for the District of Nevada (the “District Court”). The plaintiffs assert (i) breach of contract by LVSI, VCR and Venetian Venture Development of an agreement under which AAEC would work to obtain a gaming license in Macau and, if successful, AAEC would jointly operate a casino, hotel and related facilities in Macau with Venetian Venture Development and Venetian Venture Development would receive fees and a minority equity interest in the venture and (ii) breach of fiduciary duties by all of the defendants. The plaintiffs have requested an unspecified amount of actual, compensatory and punitive damages, and disgorgement of profits related to the Company’s Macau gaming license. The Company filed a motion to dismiss on July 11, 2007. On August 1, 2007, the District Court granted the defendants’ motion to dismiss the complaint against all defendants without prejudice. The plaintiffs appealed this decision and subsequently, the Ninth Circuit Court of Appeals (the “Circuit Court”) decided that AAEC was not barred from asserting claims that the written agreement was breached prior to its expiration on January 15, 2002. The Circuit Court remanded the case back to the District Court for further proceedings on this issue and discovery has recently begun. The plaintiffs’ counsel filed a motion to withdraw from representing the plaintiffs on December 15, 2009, and it was granted by the Magistrate on January 12, 2010. On February 11, 2010, the Magistrate filed a recommendation that the case be dismissed in the court docket. The plaintiffs had until February 28, 2010, to file any objections thereto. None were filed and the District Court entered an order on April 16, 2010, dismissing the case. The plaintiff’s did not timely file an appeal of the District Court’s order dismissing the case and this matter has been closed.

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
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage. The Company intends to vigorously defend this matter.
On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the “FCPA”). The Company has also been advised by the Department of Justice that it is conducting a similar investigation. It is the Company’s belief that the subpoena may have emanated from allegations contained in the lawsuit filed by Steven C. Jacobs described above. The Company intends to cooperate with the investigations.
The State Administration of Foreign Exchange in China (“SAFE”) regulates foreign currency exchange transactions and other business dealings in China. SAFE has made inquiries and requested and obtained documents relating to certain payments made by the Company’s wholly foreign-owned enterprises (“WFOEs”) to counterparties and other vendors in China. These WFOEs were established to conduct non-gaming marketing activities in China and to create goodwill in China and Macau for the Company’s operations in Macau. SAFE has concluded its investigation of these matters and imposed a penalty of approximately 10.8 million renminbi (approximately $1.6 million at exchange rates in effect on December 31, 2010) against one of the Company’s WFOEs. The penalty has been paid and this matter has been closed.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which is substantially similar to the Fosbre litigation, discussed above, seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On August 31, 2010, the District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

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
Under the subconcession, the Company is obligated to pay to the Macau government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2010). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,426, $18,713 and $125, respectively, at exchange rates in effect on December 31, 2010), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2010). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macau government, a portion of which must be used for promotion of tourism in Macau. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2010, the Company was obligated under its subconcession to make minimum future payments of approximately $32.5 million in each of the next five years and approximately $211.4 million thereafter. These amounts are expected to increase substantially as the Company completes its other Cotai Strip properties.
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
Singapore Development Project
In August 2006, the Company entered into the Development Agreement, as amended by a supplementary agreement on December 11, 2009, with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. As discussed in “— Note 9 — Long-Term Debt — Singapore Related Debt — Singapore Credit Facility,” the Company entered into the SGD 5.44 billion (approximately $4.22 billion at exchange rates in effect on December 31, 2010) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
The Development Agreement permits the Marina Bay Sands to open in stages and in accordance with an agreed upon schedule that runs through March 31, 2011. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. The Company believes it will meet this deadline; however, if it doesn’t, the STB will be entitled to draw on the SGD 192.6 million (approximately $149.3 million at exchange rates in effect on December 31, 2010) security deposit under the Singapore Credit Facility.
Operating Leases
The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year. As of December 31, 2010, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2011	$10,514
2012	8,703
2013	6,701
2014	5,132
2015	4,098
Thereafter	113,831

Total minimum payments	$148,979

Expenses incurred under operating lease agreements, including those which are short-term and variable-rate in nature, totaled $38.1 million, $23.6 million and $23.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Ventures and Commitments
The Company has entered into employment agreements with five of its corporate senior executives, with remaining terms of one to two years. As of December 31, 2010, the Company was obligated to make future payments of $7.0 million and $4.4 million during the years ended December 31, 2011 and 2012, respectively.
During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2010, the Company was obligated under these agreements to make future payments of approximately $0.6 million during each of the years ended December 31, 2011, 2012 and 2013, $0.4 million during each of the years ended December 31, 2014 and 2015, and $6.0 million thereafter.
The Company has entered into agreements with Starwood and Shangri-La to manage hotels on the Company’s Cotai Strip parcels 5 and 6, and for Starwood to brand the serviced luxury apart-hotel units located thereon. The management agreements with Starwood and Shangri-La impose certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays would allow Starwood and Shangri-La to terminate their respective agreements. The Company has recommenced construction activities on parcels 5 and 6 and is negotiating (or undertaking to negotiate) amendments to its management agreements with Starwood and Shangri-La to provide for new opening timelines. If negotiations are unsuccessful and Starwood and Shangri-La exercise their rights to terminate their agreements, the Company would have to find new managers and brands for these projects. The Company’s agreement with Starwood related to the Las Vegas Condo Tower has been terminated in connection with the suspension of the project and management is currently evaluating alternatives for branding the project. If the Company has to find new managers and brands in Macau or is unsuccessful in rebranding its Las Vegas Condo Tower, such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Malls in Macau and Singapore
The Company leases mall space in Macau and Singapore to various retailers. These leases are non-cancellable operating leases with lease periods that vary from 6 months to 10 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2010, the future minimum rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2010):

2011	$124,545
2012	187,165
2013	193,783
2014	164,103
2015	121,512
Thereafter	238,669

Total minimum future rentals	$1,029,777

The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $37.8 million, $15.0 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Stock-Based Employee Compensation
The Company has three nonqualified stock option plans, the 1997 Plan, the 2004 Plan and the SCL Equity Plan, which are described below. The plans provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.
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
The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the years ended December 31, 2010 and 2009.
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2010, there were 7,676,411 shares available for grant under the 2004 Plan.
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
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2010, there were 785,847,008 shares available for grant under the SCL Equity Plan.

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
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
LVSC 2004 Plan:
Weighted average volatility	89.2%	75.8%	36.7%
Expected term (in years)	5.4	5.2	6.4
Risk-free rate	2.9%	2.8%	3.0%
Expected dividends	—	—	—
SCL Equity Plan:
Weighted average volatility	73.5%	—%	—%
Expected term (in years)	6.2	—	—
Risk-free rate	1.9%	—%	—%
Expected dividends	—	—	—
A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2010, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
LVSC 2004 Plan:
Outstanding as of January 1, 2010	15,000,608	$35.39
Granted	4,496,527	21.82
Exercised	(1,667,636)	9.87
Forfeited	(2,205,871)	39.22

Outstanding as of December 31, 2010	15,623,628	$33.67	6.69	$338,715,503

Exercisable as of December 31, 2010	4,741,254	$53.61	6.21	$46,275,097

SCL Equity Plan:
Outstanding as of January 1, 2010	—	$—
Granted	26,188,600	1.63
Exercised	—	—
Forfeited	(7,249,100)	1.57

Outstanding as of December 31, 2010	18,939,500	$1.65	9.38	$10,543,357

Exercisable as of December 31, 2010	—	$—	—	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards
A summary of the unvested restricted shares under the Company’s 2004 Plan for the year ended December 31, 2010, is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested as of January 1, 2010	64,411	$18.22
Granted	15,765	25.37
Vested	(55,507)	17.65
Forfeited	(1,730)	28.90

Unvested as of December 31, 2010	22,939	$23.70

Excluded from the table above are 350,000 shares of restricted stock that were legally issued on January 1, 2011; however, for accounting purposes were deemed to have a grant date of November 13, 2010. These shares have a value of $16.9 million and will be expensed on a straight-line basis over 2 years.
As of December 31, 2010, under the 2004 Plan there was $79.1 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested stock options and there was $16.1 million of unrecognized compensation cost related to unvested restricted stock, including the 350,000 shares not legally issued noted above. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 2.7 years and 1.9 years, respectively.
As of December 31, 2010, under the SCL Equity Plan there was $15.1 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options that are expected to be recognized over a weighted average period of 3.4 years.
The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2010 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2010	2009	2008
Compensation expense:
Stock options	$56,462	$44,544	$50,858
Restricted stock	1,559	1,001	2,996

	$58,021	$45,545	$53,854

Income tax benefit recognized in the consolidated statements of operations	$—	$—	$12,860

Compensation cost capitalized as part of property and equipment	$2,797	$3,509	$5,789

LVSC 2004 Plan:
Stock options granted	4,497	8,822	4,973

Weighted average grant date fair value	$15.95	$3.52	$26.85

Restricted shares granted	16	—	—

Weighted average grant date fair value	$25.37	$3.52	$26.85

Stock options exercised:
Intrinsic value	$1,668	$139	$8,088

Cash received	$16,455	$64	$6,834

Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$1,117

SCL Equity Plan:
Stock options granted	26,189	—	—

Weighted average grant date fair value	$1.06	$—	$—

Stock options exercised:
Intrinsic value	$—	$—	$—

Cash received	$—	$—	$—

Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Employee Benefit Plans
The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all full-time employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. Given the challenging conditions and their impact on the Company’s U.S. operations, the Company ceased matching contributions for its salaried employees effective April 1, 2009. For the years ended December 31, 2010, 2009 and 2008, the Company’s matching contributions under the savings plan were $3.2 million, $4.3 million and $6.2 million, respectively.
Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. Given the challenging conditions and their impact on the Company’s Macau operations, the provident fund was suspended during the years ended December 31, 2010 and 2009, and only employees who accepted a reduced work schedule were eligible for the benefit. For the years ended December 31, 2010, 2009 and 2008, VML’s contributions into the provident fund were $7.3 million, $4.6 million and $18.4 million, respectively.
Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. MBS contributes 14.5% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2010, 2009 and 2008, MBS’s contributions into the provident fund were $16.9 million, $1.9 million and $1.3 million, respectively.
Note 17 — Related Party Transactions
During the years ended December 31, 2010, 2009 and 2008, the Principal Stockholder and his family purchased certain banquet room and catering goods and services from the Company for approximately $0.8 million, $0.6 million and $1.0 million, respectively.
During the years ended December 31, 2010, 2009 and 2008, the Company incurred and paid certain expenses totaling $16.1 million, $8.1 million and $6.4 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2010, 2009 and 2008, the Company charged and received from the Principal Stockholder $9.4 million, $7.7 million and $8.9 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.
During the year ended December 31, 2008, the Company sold to the Principal Stockholder’s family, in a private placement transaction, $475.0 million of its Convertible Senior Notes. In November 2008, concurrent with the Company’s issuance of common stock, Preferred Stock and Warrants, the Principal Stockholder’s family exercised the conversion feature of the Convertible Senior Notes for 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share. See “— Note 9 — Long-Term Debt — Corporate and U.S. Related Debt — Convertible Senior Notes” and “— Note 10 — Equity.”
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau); and Marina Bay Sands. The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands; Other Development Projects (on Cotai Strip parcels 3, 5 and 6, and 7 and 8); and Corporate and Other (comprised primarily of airplanes and the Las Vegas Condo Tower). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information as of and for the years ended December 31, 2009 and 2008, have been reclassified to conform to the current presentation. The Company’s segment information is as follows as of and for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Revenues
Macau:
The Venetian Macao	$2,412,990	$1,993,531	$1,945,561
Sands Macao	1,193,589	1,024,268	1,032,100
Four Seasons Macao	498,649	260,567	62,536
Other Asia	110,586	87,987	71,244

	4,215,814	3,366,353	3,111,441

United States:
Las Vegas Operating Properties	1,213,046	1,106,263	1,339,740
Sands Bethlehem	302,101	153,198	—

	1,515,147	1,259,461	1,339,740
Marina Bay Sands	1,262,690	—	—
Intersegment eliminations	(140,469)	(62,709)	(61,235)

Total net revenues	$6,853,182	$4,563,105	$4,389,946

Adjusted Property EBITDA(1)
Macau:
The Venetian Macao	$809,798	$556,547	$499,025
Sands Macao	318,519	244,925	214,573
Four Seasons Macao	113,692	40,527	7,567
Other Asia	(24,429)	(32,610)	(49,465)

	1,217,580	809,389	671,700

United States:
Las Vegas Operating Properties	310,113	259,206	392,139
Sands Bethlehem	58,982	17,566	—

	369,095	276,772	392,139
Marina Bay Sands	641,898	—	—

Total adjusted property EBITDA	2,228,573	1,086,161	1,063,839
Other Operating Costs and Expenses
Stock-based compensation expense	(31,638)	(29,930)	(35,039)
Corporate expense	(108,848)	(132,098)	(104,355)
Rental expense	(41,302)	(29,899)	(33,540)
Pre-opening expense	(114,833)	(157,731)	(162,322)
Development expense	(1,783)	(533)	(12,789)
Depreciation and amortization	(694,971)	(586,041)	(506,986)
Impairment loss	(16,057)	(169,468)	(37,568)
Loss on disposal of assets	(38,555)	(9,201)	(7,577)

Operating income (loss)	1,180,586	(28,740)	163,663

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
Other Non-Operating Costs and Expenses
Interest income	8,947	11,122	19,786
Interest expense, net of amounts capitalized	(306,813)	(321,870)	(421,825)
Other income (expense)	(8,260)	(9,891)	19,492
Loss on modification or early retirement of debt	(18,555)	(23,248)	(9,141)
Income tax benefit (expense)	(74,302)	3,884	59,700
Net (income) loss attributable to noncontrolling interests	(182,209)	14,264	4,767

Net income (loss) attributable to Las Vegas Sands Corp.	$599,394	$(354,479)	$(163,558)

(1)
Adjusted property EBITDA is net income (loss) attributable to Las Vegas Sands Corp. before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt, income taxes and net (income) loss attributable to noncontrolling interests. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Year Ended December 31,
	2010	2009	2008
Intersegment Revenues
Macau:
The Venetian Macao	$8,345	$2,957	$2,365
Other Asia	61,664	53,808	54,156

	70,009	56,765	56,521
Las Vegas Operating Properties	69,892	5,944	4,714
Marina Bay Sands	568	—	—

Total intersegment revenues	$140,469	$62,709	$61,235

	Year Ended December 31,
	2010	2009	2008
Capital Expenditures
Corporate and Other	$12,215	$36,846	$139,650
Macau:
The Venetian Macao	40,895	17,627	173,744
Sands Macao	4,708	5,887	41,455
Four Seasons Macao	35,708	262,662	570,481
Other Asia	4,025	28,727	103,464
Other Development Projects	328,824	89,377	1,111,326
United States:
Las Vegas Operating Properties	21,651	65,899	577,862
Sands Bethlehem	45,672	247,665	307,451
Marina Bay Sands	1,530,283	1,338,206	763,575

Total capital expenditures	$2,023,981	$2,092,896	$3,789,008

	December 31,
	2010	2009	2008
Total Assets
Corporate and Other	$1,574,180	$1,849,596	$707,276
Macau:
The Venetian Macao	3,194,598	2,886,762	3,215,472
Sands Macao	483,678	527,737	592,998
Four Seasons Macao	1,155,243	1,151,028	973,892
Other Asia	370,525	333,122	347,369
Other Development Projects	3,140,905	2,031,327	1,860,183
United States:
Las Vegas Operating Properties	3,966,754	6,893,106	6,562,124
Sands Bethlehem	757,993	737,062	475,256
Marina Bay Sands	6,400,432	4,162,366	2,409,543

Total assets	$21,044,308	$20,572,106	$17,144,113

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009	2008
Total Long-Lived Assets
Corporate and Other	$308,438	$324,268	$321,039
Macau:
The Venetian Macao	2,138,419	2,324,882	2,525,984
Sands Macao	315,380	355,170	402,613
Four Seasons Macao	1,024,302	1,047,201	909,297
Other Asia	230,640	276,559	284,559
Other Development Projects	2,303,959	2,022,861	1,849,370
United States:
Las Vegas Operating Properties	3,429,997	3,642,405	4,006,564
Sands Bethlehem	608,021	610,846	417,588
Marina Bay Sands	5,541,881	3,956,899	2,251,152

Total long-lived assets	$15,901,037	$14,561,091	$12,968,166

Note 19 — Condensed Consolidating Financial Information
LVSC is the obligor of the Senior Notes due 2015. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Venture Development, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC and Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC and Phase II Mall Subsidiary, LLC (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC, newly formed subsidiaries, were added in September 2009 as full and unconditional guarantors to the Senior Notes on a joint and several basis, and have been included in the group of subsidiaries that is the Guarantor Subsidiaries as of and for the year ended December 31, 2010 and the period ended December 31, 2009. In November 2009, Venetian Venture Development was merged into LVS (Nevada) International Holdings, Inc. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by a third party.
On February 29, 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $38.0 million (consisting of $282.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $47.0 million (consisting of $291.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of December 31, 2010 and 2009, respectively, and a net loss (consisting primarily of depreciation expense) of $9.9 million, $12.5 million and $7.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, is as follows (in thousands):
Condensed Consolidating Balance Sheets
December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$1,031,844	$412,226	$1,593,011	$—	$3,037,081
Restricted cash and cash equivalents	—	2,179	162,136	—	164,315
Intercompany receivables	11,843	65,834	22,927	(100,604)	—
Accounts receivable, net	298	156,012	561,217	(608)	716,919
Inventories	2,174	11,755	18,331	—	32,260
Deferred income taxes, net	—	24,496	47,389	(10,279)	61,606
Prepaid expenses and other	15,272	4,782	30,432	(3,760)	46,726

Total current assets	1,061,431	677,284	2,435,443	(115,251)	4,058,907
Property and equipment, net	133,901	3,570,465	10,797,831	—	14,502,197
Investments in subsidiaries	6,273,755	4,996,023	—	(11,269,778)	—
Deferred financing costs, net	767	29,198	125,413	—	155,378
Restricted cash and cash equivalents	—	4,616	640,989	—	645,605
Intercompany receivables	31,996	97,813	—	(129,809)	—
Intercompany notes receivable	—	638,986	—	(638,986)	—
Deferred income taxes, net	62,638	—	—	(52,215)	10,423
Leasehold interests in land, net	—	—	1,398,840	—	1,398,840
Intangible assets, net	590	—	89,215	—	89,805
Other assets, net	78	27,104	155,971	—	183,153

Total assets	$7,565,156	$10,041,489	$15,643,702	$(12,206,039)	$21,044,308

Accounts payable	$5,750	$26,975	$81,388	$(608)	$113,505
Construction payables	—	2,179	514,802	—	516,981
Intercompany payables	22,926	11,843	65,835	(100,604)	—
Accrued interest payable	4,629	7,689	30,307	—	42,625
Other accrued liabilities	15,692	175,011	969,531	—	1,160,234
Income taxes payable	—	—	3,760	(3,760)	—
Deferred income taxes	10,279	—	—	(10,279)	—
Current maturities of long-term debt	3,687	30,606	732,775	—	767,068

Total current liabilities	62,963	254,303	2,398,398	(115,251)	2,600,413
Other long-term liabilities	26,761	10,911	40,568	—	78,240
Intercompany payables	45,336	—	84,473	(129,809)	—
Intercompany notes payable	—	—	638,986	(638,986)	—
Deferred income taxes	—	53,034	114,400	(52,215)	115,219
Deferred amounts related to mall transactions	—	442,114	—	—	442,114
Long-term debt	263,726	2,869,931	6,240,098	—	9,373,755

Total liabilities	398,786	3,630,293	9,516,923	(936,261)	12,609,741

Preferred stock issued to Principal Stockholder’s family	503,379	—	—	—	503,379
Total Las Vegas Sands Corp. stockholders’ equity	6,662,991	6,410,791	4,858,987	(11,269,778)	6,662,991
Noncontrolling interests	—	405	1,267,792	—	1,268,197

Total equity	6,662,991	6,411,196	6,126,779	(11,269,778)	7,931,188

Total liabilities and equity	$7,565,156	$10,041,489	$15,643,702	$(12,206,039)	$21,044,308

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets
December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$254,256	$3,033,625	$1,667,535	$—	$4,955,416
Restricted cash and cash equivalents	—	6,954	111,687	—	118,641
Intercompany receivables	—	101,485	27,646	(129,131)	—
Accounts receivable, net	727	152,151	309,547	(1,659)	460,766
Inventories	1,906	12,332	12,835	—	27,073
Deferred income taxes, net	—	29,117	1,992	(4,667)	26,442
Prepaid expenses and other	11,410	5,251	18,675	—	35,336

Total current assets	268,299	3,340,915	2,149,917	(135,457)	5,623,674
Property and equipment, net	140,684	3,786,061	9,424,526	—	13,351,271
Investment in subsidiaries	6,242,214	4,117,915	—	(10,360,129)	—
Deferred financing costs, net	1,095	37,850	99,509	—	138,454
Intercompany receivables	34,029	85,725	—	(119,754)	—
Intercompany notes receivable	—	500,518	—	(500,518)	—
Deferred income taxes, net	48,362	—	243	(26,386)	22,219
Leasehold interests in land, net	—	—	1,209,820	—	1,209,820
Intangible assets, net	—	—	50,129	—	50,129
Other assets, net	2,338	27,555	146,646	—	176,539

Total assets	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

Accounts payable	$4,229	$21,353	$58,772	$(1,659)	$82,695
Construction payables	—	9,172	769,599	—	778,771
Intercompany payables	59,029	—	70,102	(129,131)	—
Accrued interest payable	6,074	351	11,907	—	18,332
Other accrued liabilities	6,470	170,706	609,016	—	786,192
Deferred income taxes	4,667	—	—	(4,667)	—
Current maturities of long-term debt	3,688	81,374	88,253	—	173,315

Total current liabilities	84,157	282,956	1,607,649	(135,457)	1,839,305
Other long-term liabilities	48,907	10,621	22,431	—	81,959
Intercompany payables	15,166	—	104,588	(119,754)	—
Intercompany notes payable	—	—	500,518	(500,518)	—
Deferred income taxes	—	26,386	—	(26,386)	—
Deferred amounts related to mall transactions	—	447,274	—	—	447,274
Long-term debt	327,258	4,739,753	5,785,136	—	10,852,147

Total liabilities	475,488	5,506,990	8,020,322	(782,115)	13,220,685

Preferred stock issued to Principal Stockholder’s family	410,834	—	—	—	410,834
Total Las Vegas Sands Corp. stockholders’ equity	5,850,699	6,389,144	3,970,985	(10,360,129)	5,850,699
Noncontrolling interests	—	405	1,089,483	—	1,089,888

Total equity	5,850,699	6,389,549	5,060,468	(10,360,129)	6,940,587

Total liabilities and equity	$6,737,021	$11,896,539	$13,080,790	$(11,142,244)	$20,572,106

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the year ended December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$496,637	$5,036,451	$—	$5,533,088
Rooms	—	445,458	352,041	—	797,499
Food and beverage	—	159,285	287,273	—	446,558
Convention, retail and other	—	218,586	404,914	(82,708)	540,792

	—	1,319,966	6,080,679	(82,708)	7,317,937
Less-promotional allowances	(597)	(155,394)	(305,744)	(3,020)	(464,755)

Net revenues	(597)	1,164,572	5,774,935	(85,728)	6,853,182

Operating expenses:
Casino	—	300,083	2,951,842	(2,698)	3,249,227
Rooms	—	99,066	44,261	(1)	143,326
Food and beverage	—	69,644	144,397	(6,085)	207,956
Convention, retail and other	—	75,041	216,492	(16,855)	274,678
Provision for doubtful accounts	—	30,277	67,485	—	97,762
General and administrative	—	239,561	444,882	(1,145)	683,298
Corporate expense	93,262	270	74,200	(58,884)	108,848
Rental expense	—	—	41,302	—	41,302
Pre-opening expense	654	7	114,232	(60)	114,833
Development expense	1,783	—	—	—	1,783
Depreciation and amortization	12,578	224,372	458,021	—	694,971
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	1,605	9,423	27,527	—	38,555

	109,882	1,047,744	4,600,698	(85,728)	5,672,596

Operating income (loss)	(110,479)	116,828	1,174,237	—	1,180,586
Other income (expense):
Interest income	3,614	89,522	3,735	(87,924)	8,947
Interest expense, net of amounts capitalized	(15,380)	(106,463)	(272,894)	87,924	(306,813)
Other income (expense)	(1,500)	3,325	(10,085)	—	(8,260)
Gain (loss) on modification or early retirement of debt	3,358	(21,692)	(221)	—	(18,555)
Income from equity investments in subsidiaries	709,794	589,784	—	(1,299,578)	—

Income before income taxes	589,407	671,304	894,772	(1,299,578)	855,905
Income tax benefit (expense)	9,987	(10,055)	(74,234)	—	(74,302)

Net income	599,394	661,249	820,538	(1,299,578)	781,603
Net income attributable to noncontrolling interests	—	—	(182,209)	—	(182,209)

Net income attributable to Las Vegas Sands Corp.	$599,394	$661,249	$638,329	$(1,299,578)	$599,394

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the year ended December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$473,176	$3,051,622	$—	$3,524,798
Rooms	—	437,630	220,153	—	657,783
Food and beverage	—	150,588	177,111	—	327,699
Convention, retail and other	—	156,249	278,738	(15,823)	419,164

Total revenues	—	1,217,643	3,727,624	(15,823)	4,929,444
Less — promotional allowances	(722)	(164,495)	(198,308)	(2,814)	(366,339)

Net revenues	(722)	1,053,148	3,529,316	(18,637)	4,563,105

Operating expenses:
Casino	—	286,884	2,064,913	(2,375)	2,349,422
Rooms	—	94,562	26,535	—	121,097
Food and beverage	—	65,793	106,566	(6,382)	165,977
Convention, retail and other	—	73,261	174,120	(7,004)	240,377
Provision for doubtful accounts	—	52,832	50,970	—	103,802
General and administrative	—	241,011	286,303	(1,115)	526,199
Corporate expense	118,940	269	14,642	(1,753)	132,098
Rental expense	—	2,937	26,962	—	29,899
Pre-opening expense	1,067	99	156,573	(8)	157,731
Development expense	432	—	101	—	533
Depreciation and amortization	11,369	230,864	343,808	—	586,041
Impairment loss	—	151,175	18,293	—	169,468
Loss on disposal of assets	—	3,158	6,043	—	9,201

	131,808	1,202,845	3,275,829	(18,637)	4,591,845

Operating income (loss)	(132,530)	(149,697)	253,487	—	(28,740)
Other income (expense):
Interest income	10,331	47,508	657	(47,374)	11,122
Interest expense, net of amounts capitalized	(18,456)	(120,682)	(230,106)	47,374	(321,870)
Other income (expense)	(1)	665	(10,555)	—	(9,891)
Loss on modification or early retirement of debt	—	—	(23,248)	—	(23,248)
Income (loss) from equity investments in subsidiaries	(121,813)	13,629	—	108,184	—

Loss before income taxes	(262,469)	(208,577)	(9,765)	108,184	(372,627)
Income tax benefit (expense)	(92,010)	95,304	590	—	3,884

Net loss	(354,479)	(113,273)	(9,175)	108,184	(368,743)
Net loss attributable to noncontrolling interests	—	—	14,264	—	14,264

Net income (loss) attributable to Las Vegas Sands Corp.	$(354,479)	$(113,273)	$5,089	$108,184	$(354,479)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the year ended December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$522,438	$2,669,661	$—	$3,192,099
Rooms	—	535,797	231,332	—	767,129
Food and beverage	—	195,233	173,829	—	369,062
Convention, retail and other	—	178,866	239,927	(11,957)	406,836

Total revenues	—	1,432,334	3,314,749	(11,957)	4,735,126
Less — promotional allowances	(1,929)	(147,817)	(192,705)	(2,729)	(345,180)

Net revenues	(1,929)	1,284,517	3,122,044	(14,686)	4,389,946

Operating expenses:
Casino	—	316,846	1,899,728	(2,339)	2,214,235
Rooms	—	123,112	31,503	—	154,615
Food and beverage	—	88,948	103,852	(6,249)	186,551
Convention, retail and other	—	87,540	131,227	(5,416)	213,351
Provision for doubtful accounts	—	28,003	13,862	—	41,865
General and administrative	—	266,087	285,124	(682)	550,529
Corporate expense	86,369	834	17,152	—	104,355
Rental expense	—	6,929	26,611	—	33,540
Pre-opening expense	3,722	9,067	149,533	—	162,322
Development expense	2,693	—	10,096	—	12,789
Depreciation and amortization	9,853	223,724	273,409	—	506,986
Impairment loss	13,292	—	24,276	—	37,568
Loss on disposal of assets	—	6,093	1,484	—	7,577

	115,929	1,157,183	2,967,857	(14,686)	4,226,283

Operating income (loss)	(117,858)	127,334	154,187	—	163,663
Other income (expense):
Interest income	8,694	12,047	7,244	(8,199)	19,786
Interest expense, net of amounts capitalized	(24,036)	(213,464)	(192,524)	8,199	(421,825)
Other income (expense)	(35)	(11,795)	31,322	—	19,492
Loss on early retirement of debt	(5,114)	—	(4,027)	—	(9,141)
Income (loss) from equity investments in subsidiaries	(46,114)	3,010	—	43,104	—

Loss before income taxes	(184,463)	(82,868)	(3,798)	43,104	(228,025)
Income tax benefit	20,905	36,754	2,041	—	59,700

Net loss	(163,558)	(46,114)	(1,757)	43,104	(168,325)
Net loss attributable to noncontrolling interests	—	—	4,767	—	4,767

Net income (loss) attributable to Las Vegas Sands Corp.	$(163,558)	$(46,114)	$3,010	$43,104	$(163,558)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(112,991)	$331,374	$1,651,768	$—	$1,870,151

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	—	159	(688,425)	—	(688,266)
Capital expenditures	(7,538)	(26,021)	(1,990,422)	—	(2,023,981)
Proceeds from disposal of property and equipment	—	828	48,907	—	49,735
Purchases of investments	—	—	(173,774)	—	(173,774)
Proceeds from investments	—	—	173,774	—	173,774
Acquisition of intangible assets	(590)	—	(44,713)	—	(45,303)
Notes receivable to non-guarantor subsidiaries	—	(52,729)	—	52,729	—
Dividends from Guarantor Subsidiaries	4,384,116	—	—	(4,384,116)	—
Dividends from non-guarantor subsidiaries	—	56,100	—	(56,100)	—
Capital contributions to subsidiaries	(3,567,037)	(16,537)	—	3,583,574	—

Net cash generated from (used in) investing activities	808,951	(38,200)	(2,674,653)	(803,913)	(2,707,815)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,455	—	—	—	16,455
Proceeds from exercise of warrants	225,514	—	—	—	225,514
Dividends paid to preferred stockholders	(93,400)	—	—	—	(93,400)
Dividends paid to Las Vegas Sands Corp.	—	(4,384,116)	—	4,384,116	—
Dividends paid to Guarantor Subsidiaries	—	—	(56,100)	56,100	—
Capital contributions received	—	3,400,037	183,537	(3,583,574)	—
Borrowings from Guarantor Subsidiaries	—	—	52,729	(52,729)	—
Proceeds from VOL credit facility	—	—	749,305	—	749,305
Proceeds from Singapore credit facility	—	—	647,988	—	647,988
Repayments on senior secured credit facility	—	(1,810,329)	—	—	(1,810,329)
Repayments on VML credit facility	—	—	(572,337)	—	(572,337)
Repurchase and cancellation of senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(35,055)	—	(35,055)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on HVAC equipment lease	—	(1,711)	—	—	(1,711)
Repayments on FF&E facility and other long-term debt	—	(108,549)	(12,532)	—	(121,081)
Payments of preferred stock inducement premium	(6,579)	—	—	—	(6,579)
Payments of deferred financing costs	—	(9,905)	(56,060)	—	(65,965)

Net cash generated from (used in) financing activities	81,628	(2,914,573)	901,475	803,913	(1,127,557)

Effect of exchange rate on cash	—	—	46,886	—	46,886

Increase (decrease) in cash and cash equivalents	777,588	(2,621,399)	(74,524)	—	(1,918,335)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$1,031,844	$412,226	$1,593,011	$—	$3,037,081

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$22,283	$445	$615,885	$—	$638,613

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(729)	79,359	—	78,630
Capital expenditures	(3,570)	(99,232)	(1,990,094)	—	(2,092,896)
Proceeds from disposal of property and equipment	60	2,554	1,589	—	4,203
Notes receivable to non-guarantor subsidiaries	(20,000)	(171,671)	—	191,671	—
Intercompany receivable to non-guarantor subsidiaries	(57,000)	—	—	57,000	—
Repayment of receivable from non-guarantor subsidiaries	499,310	898,574	—	(1,397,884)	—
Dividends from Guarantor Subsidiaries	6,580,952	—	—	(6,580,952)	—
Dividends from non-guarantor subsidiaries	—	16,406	—	(16,406)	—
Capital contributions to subsidiaries	(6,964,009)	(224)	—	6,964,233	—

Net cash generated from (used in) investing activities	35,743	645,678	(1,909,146)	(782,338)	(2,010,063)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	—	—	—	51
Proceeds from sale of and contribution from noncontrolling interest, net of transaction costs	—	—	2,386,428	—	2,386,428
Dividends paid to preferred stockholders	(94,697)	—	—	—	(94,697)
Dividends paid to Las Vegas Sands Corp.	—	(6,580,952)	—	6,580,952	—
Dividends paid to Guarantor Subsidiaries	—	—	(16,406)	16,406	—
Capital contributions received	—	6,758,758	205,475	(6,964,233)	—
Borrowings from Las Vegas Sands Corp.	—	—	77,000	(77,000)	—
Borrowings from Guarantor Subsidiaries	—	—	171,671	(171,671)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	—	(499,310)	499,310	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(898,574)	898,574	—
Proceeds from Singapore credit facility	—	—	1,221,644	—	1,221,644
Proceeds from exchangeable bonds	—	—	600,000	—	600,000
Proceeds from ferry financing	—	—	9,884	—	9,884
Repayments on VML credit facility	—	—	(662,552)	—	(662,552)
Repayments on senior secured credit facility	—	(40,000)	—	—	(40,000)
Repayments on Singapore credit facility	—	—	(17,762)	—	(17,762)
Repayments on ferry financing	—	—	(17,695)	—	(17,695)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on FF&E facility and other long-term debt	—	(34,249)	(1,027)	—	(35,276)
Payments of deferred financing costs	—	(2,880)	(37,485)	—	(40,365)

Net cash generated from (used in) financing activities	(98,333)	100,677	2,521,291	782,338	3,305,973

Effect of exchange rate on cash	—	—	(17,270)	—	(17,270)

Increase (decrease) in cash and cash equivalents	(40,307)	746,800	1,210,760	—	1,917,253
Cash and cash equivalents at beginning of year	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of year	$254,256	$3,033,625	$1,667,535	$—	$4,955,416

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2008

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(34,547)	$116,829	$42,590	$—	$124,872

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(1,137)	219,181	—	218,044
Capital expenditures	(11,163)	(660,163)	(3,117,682)	—	(3,789,008)
Notes receivable to non-guarantor subsidiaries	(20,000)	(36,185)	—	56,185	—
Intercompany receivable to Guarantor Subsidiaries	(35,000)	—	—	35,000	—
Intercompany receivable to non-guarantor subsidiaries	(353,000)	(1,201,285)	—	1,554,285	—
Repayment of receivable from Guarantor Subsidiaries	94,003	—	—	(94,003)	—
Repayment of receivable from non-guarantor subsidiaries	—	34,018	—	(34,018)	—
Dividends from Guarantor Subsidiaries	50,596	—	—	(50,596)	—
Capital contributions to subsidiaries	(2,025,000)	(77,728)	—	2,102,728	—

Net cash used in investing activities	(2,299,564)	(1,942,480)	(2,898,501)	3,569,581	(3,570,964)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,834	—	—	—	6,834
Excess tax benefits from stock-based compensation	1,112	—	—	—	1,112
Dividends paid to Las Vegas Sands Corp.	—	(50,596)	—	50,596	—
Proceeds from contribution from noncontrolling interests	—	—	2,914	—	2,914
Capital contributions received	—	2,025,000	77,728	(2,102,728)	—
Borrowings from Las Vegas Sands Corp.	—	35,000	373,000	(408,000)	—
Borrowings from Guarantor Subsidiaries	—	—	1,237,470	(1,237,470)	—
Repayment on borrowings from Las Vegas Sands Corp.	—	(94,003)	—	94,003	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(34,018)	34,018	—
Proceeds from common stock issued, net of transaction costs	1,053,695	—	—	—	1,053,695
Proceeds from preferred stock and warrants issued to Principal Stockholder’s family, net of transaction costs	523,720	—	—	—	523,720
Proceeds from preferred stock and warrants issued, net of transaction costs	503,625	—	—	—	503,625
Proceeds from issuance of convertible senior notes	475,000	—	—	—	475,000
Proceeds from senior secured credit facility	—	2,075,860	—	—	2,075,860
Proceeds from Singapore credit facility	—	—	1,730,515	—	1,730,515
Proceeds from VML credit facility	—	—	444,299	—	444,299
Proceeds from ferry financing	—	—	218,564	—	218,564
Proceeds from FF&E facility and other long-term debt	—	105,584	41,379	—	146,963
Repayments on Singapore bridge facility	—	—	(1,326,467)	—	(1,326,467)
Repayments on senior secured credit facility	—	(333,000)	—	—	(333,000)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on FF&E facility and other long-term debt	—	(25,050)	(37,704)	—	(62,754)
Proceeds from sale of The Shoppes at the Palazzo	—	243,928	—	—	243,928
Payments of deferred financing costs	(5,114)	69	(87,923)	—	(92,968)

Net cash generated from financing activities	2,555,185	3,982,792	2,639,757	(3,569,581)	5,608,153

Effect of exchange rate on cash	—	—	18,952	—	18,952

Increase (decrease) in cash and cash equivalents	221,074	2,157,141	(197,202)	—	2,181,013
Cash and cash equivalents at beginning of year	73,489	129,684	653,977	—	857,150

Cash and cash equivalents at end of year	$294,563	$2,286,825	$456,775	$—	$3,038,163

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second(2)(3)(4)	Third(5)	Fourth(5)(6)	Total
	(In thousands, except per share data)
2010
Net revenues	$1,334,888	$1,594,476	$1,908,772	$2,015,046	$6,853,182
Operating income	141,820	166,775	383,305	488,686	1,180,586
Net income	47,814	78,548	268,834	386,407	781,603
Net income attributable to Las Vegas Sands Corp.	17,581	41,807	214,497	325,509	599,394
Net income (loss) attributable to common stockholders	(28,905)	(4,679)	168,011	273,036	407,463
Basic income (loss) per share	(0.04)	(0.01)	0.25	0.40	0.61
Diluted income (loss) per share	(0.04)	(0.01)	0.21	0.34	0.51
2009
Net revenues	$1,079,062	$1,058,700	$1,141,144	$1,284,199	$4,563,105
Operating income (loss)	36,279	(171,345)	62,382	43,944	(28,740)
Net loss	(35,846)	(178,263)	(80,617)	(74,017)	(368,743)
Net loss attributable to Las Vegas Sands Corp.	(34,606)	(175,940)	(76,506)	(67,427)	(354,479)
Net loss attributable to common stockholders	(80,896)	(222,248)	(122,992)	(113,914)	(540,050)
Basic and diluted loss per share	(0.12)	(0.34)	(0.19)	(0.17)	(0.82)

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

(2)	The Marina Bay Sands opened on April 27, 2010.

(3)	Sands Bethlehem opened on May 22, 2009.

(4)	During the second quarter of 2009, the Company recorded an impairment loss of $151.2 million and a legal settlement expense of $42.5 million.

(5)	During the third and fourth quarters of 2009, the Company recorded valuation allowances against its U.S. deferred tax assets of $67.8 million and $29.1 million, respectively.

(6)	During the fourth quarter of 2009, the Company recorded an impairment loss of $18.3 million.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2010, 2009 and 2008

		Provision
	Balance at	for	Write-offs,	Balance
	Beginning	Doubtful	net of	at End
Description	of Year	Accounts	Recoveries	of Year
	(In thousands)
Allowance for doubtful accounts:
2008	$33,116	41,865	(13,764)	$61,217

2009	$61,217	103,802	(46,319)	$118,700

2010	$118,700	97,762	(34,606)	$181,856

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year
Deferred income tax asset valuation allowance:
2008	$46,343	46,476	—	$92,819

2009	$92,819	187,188	—	$280,007

2010	$280,007	51,268	—	$331,275

ITEM 9.	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	— CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2010, and have concluded that they are effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”
Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	— OTHER INFORMATION
None.

PART III

ITEM 10.	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 29, 2011 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”
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

Exhibit No.	Description of Document

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

10.2
Amendment and Restatement Agreement dated as of August 17, 2010, to the Credit and Guaranty Agreement dated as of May 23, 2007, as amended, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia (including as Exhibit A thereto the Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2010 among Las Vegas Sands, LLC, the Guarantors party thereto, the lenders party thereto, Goldman Sachs Credit Partners L.P, Citigroup Global Markets Inc., The Bank of Nova Scotia and Credit Suisse AG, Cayman Islands Branch, Barclays Capital Inc. and JPMorgan Chase Bank, N.A.) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed on November 9, 2010).

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

10.9
Credit Agreement, dated as of May 17, 2010, by and among Venetian Orient Limited, the financial institutions listed as Lenders on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, Goldman Sachs Lending Partners LLC, BNP Paribas, Hong Kong Branch, Citibank, N.A., Citigroup Financial Services Limited and Citibank, N.A., Hong Kong Branch, UBS AG Hong Kong Branch, Barclays Capital, The Investment Banking Division of Barclays PLC, Bank of China Limited, Macau Branch (“BOC”), and Industrial and Commercial Bank of China (Macau) Limited (“ICBC”), as Global Coordinators and Bookrunners, and, with the exception of BOC and ICBC, as co-syndication agents for the enders, and Banco Nacional Ultramarino, S.A., DBS Bank Ltd. and Oversea-Chinese Banking Corporation Limited, as Mandated Lead Arrangers and Bookrunners (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.10
Sponsor Agreement, dated as of May 17, 2010, by and between Sands China Ltd., The Bank of Nova Scotia, as administrative agent, and Bank of China Limited, Macau Branch, as the collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.11
Guaranty, dated as of May 17, 2010, is made by Sands China Ltd., and each Subsidiary of Sands Ch ina Ltd. required from time to time to become party hereto pursuant to the Credit Agreement, in favor of and for the benefit of The Bank of Nova Scotia, as administrative agent (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.12
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

10.13
Disbursement Agreement, dated as of May 25, 2006, by and among VML US Finance LLC, Venetian Cotai Limited, Venetian Macau Limited and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 9, 2006).

10.14
First Amendment to Credit Agreement and Disbursement Agreement, dated as of March 5, 2007, among Venetian Macau Limited, VML US Finance LC, Venetian Cotai Limited and The Bank of Nova Scotia, as administrative agent and disbursement agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.15
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

10.16
Second Amendment to Credit Agreement, dated as of August 12, 2009, by and among VML US Finance LLC, Venetian Macau Limited and The Bank of Nova Scotia, as administrative agent for the Lenders and the Loan Parties party thereto (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.17
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

10.18
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

10.19
Construction Agency Agreement, dated as of May 1, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

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

10.24	†
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

10.25
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.26
Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).

Exhibit No.		Description of Document

10.27
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.28
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.29
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.30
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.31
Energy Services Agreement, dated as of May 1, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.32
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).

10.33
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

10.34	*
Energy Services Agreement Amendment No. 3 dated as of February 10, 2009, by and between Trigen-Las Vegas Energy Company, LLC f/k/a Atlantic Pacific Las Vegas, LLC, Venetian Casino Resort, LLC Grand Canal Shops II, LLC and Interface Group-Nevada, Inc.

10.35
Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.36
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.37
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

10.38
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

10.39
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

10.41
First Amendment to the 1997 Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and filed on August 14, 2002).

10.42
Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).

10.43
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

10.45
Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).

10.46
First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

10.47
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.48	*	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan.

10.49
Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.50
Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed August 7, 2009).

10.51	*	Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan.

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

Exhibit No.		Description of Document

10.54		Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.55
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

10.57	*	Employment Agreement, dated as of November 13, 2010, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven.

10.58
Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

10.59
Letter Agreement, dated January 18, 2010, between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.60	*	Employment Agreement, dated as of January 11, 2011, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein.

10.61
Amendment to Employment Agreement, effective as of October 1, 2009, between Las Vegas Sands Corp. and Michael Quartieri (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.62
Employment Offer Terms and Conditions, agreed on August 3, 2009, by Steve Jacobs and the Company (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 10, 2010).

10.63
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.64
Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.65
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (Reg. No. 333-118827) dated October 25, 2004).

10.66
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

10.67
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

Exhibit No.	Description of Document

10.68
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.69
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.70
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.71
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.72
Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K filed on April 4, 2005).

10.73
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.74
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.75
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.76
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.77
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

Exhibit No.		Description of Document

10.78
Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.79
Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.80
Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 14, 2005).

10.81
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.82	*	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan.

21.1	*	Subsidiaries of Las Vegas Sands Corp.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

February 28, 2011	LAS VEGAS SANDS CORP.

/s/ Sheldon G. Adelson Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson Sheldon G. Adelson	Chairman of the Board, Chief Executive Officer and Director	February 28, 2011

/s/ Michael A. Leven Michael A. Leven	President, Chief Operating Officer and Director	February 28, 2011

/s/ Jason N. Ader Jason N. Ader	Director	February 28, 2011

/s/ Charles D. Forman Charles D. Forman	Director	February 28, 2011

/s/ Irwin Chafetz Irwin Chafetz	Director	February 28, 2011

/s/ George P. Koo George P. Koo	Director	February 28, 2011

/s/ Jeffrey H. Schwartz Jeffrey H. Schwartz	Director	February 28, 2011

/s/ Irwin A. Siegel Irwin A. Siegel	Director	February 28, 2011

/s/ Kenneth J. Kay Kenneth J. Kay	Executive Vice President and Chief Financial Officer	February 28, 2011

/s/ Michael A. Quartieri Michael A. Quartieri	Chief Accounting Officer and Global Controller	February 28, 2011