Form 10-K/A
period 2010-12-31
LAS VEGAS SANDS CORP
filed 2011-03-30
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 1, 2011 (the “Original Filing”), is filed solely to furnish our XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
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

10.4
Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trust or, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

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

Exhibit No.		Description of Document
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

10.17
Facility Agreement, dated as of December 28, 2007, among Marina Bay Sands Pte. Ltd., as borrower, Goldman Sachs Foreign Exchange (Singapore) Pte.,DBS Bank Ltd., UOB Asia Limited, Oversea-Chinese Banking Corporation Limited, as coordinators, and DBS Bank Ltd., as technical bank, agent and security trustee (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).

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

Exhibit No.		Description of Document
10.60	*	Employment Agreement, dated as of January 11, 2011, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein.

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

10.78
Amended Aircraft Interchange Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and LasVegas Sands Corp. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

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

10.82	*	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan.

21.1	*	Subsidiaries of Las Vegas Sands Corp.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Δ	XBRL Instance Document

101.SCH	Δ	XBRL Taxonomy Extension Schema Document

101.CAL	Δ	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Δ	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Δ	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Δ	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as exhibit to Las Vegas Sands Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

†
Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

Δ
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
March 29, 2011
/s/ Kenneth J. Kay
Kenneth J. Kay,
Executive Vice President and Chief Financial Officer