Form 10-Q
period 2011-03-31
LAS VEGAS SANDS CORP
filed 2011-05-10
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Common Stock ($0.001 par value)	728,978,326 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 1	— FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,133,941	$3,037,081
Restricted cash and cash equivalents	146,532	164,315
Accounts receivable, net	803,100	716,919
Inventories	33,633	32,260
Deferred income taxes, net	33,860	61,606
Prepaid expenses and other	54,219	46,726

Total current assets	4,205,285	4,058,907
Property and equipment, net	14,693,989	14,502,197
Deferred financing costs, net	144,402	155,378
Restricted cash and cash equivalents	512,345	645,605
Deferred income taxes, net	8,729	10,423
Leasehold interests in land, net	1,403,797	1,398,840
Intangible assets, net	87,905	89,805
Other assets, net	180,538	183,153

Total assets	$21,236,990	$21,044,308

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,734	$113,505
Construction payables	477,989	516,981
Accrued interest payable	23,421	42,625
Other accrued liabilities	1,072,192	1,160,234
Income taxes payable	8,631	—
Current maturities of long-term debt	917,007	767,068

Total current liabilities	2,586,974	2,600,413
Other long-term liabilities	81,182	78,240
Deferred income taxes	124,038	115,219
Deferred proceeds from sale of The Shoppes at The Palazzo	243,928	243,928
Deferred gain on sale of The Grand Canal Shoppes	49,942	50,808
Deferred rent from mall transactions	139,392	147,378
Long-term debt	9,185,752	9,373,755

Total liabilities	12,411,208	12,609,741

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	526,515	503,379
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,437,523 and 3,614,923 shares issued and outstanding with warrants to purchase up to 2,751,506 and 22,663,212 shares of common stock	139,819	207,356
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 728,656,309 and 707,507,982 shares issued and outstanding	729	708
Capital in excess of par value	5,544,162	5,444,705
Accumulated other comprehensive income	164,012	129,519
Retained earnings	1,108,859	880,703

Total Las Vegas Sands Corp. stockholders’ equity	6,957,581	6,662,991
Noncontrolling interests	1,341,686	1,268,197

Total equity	8,299,267	7,931,188

Total liabilities and equity	$21,236,990	$21,044,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and
	per share data)
	(Unaudited)
Revenues:
Casino	$1,664,489	$1,061,770
Rooms	231,974	180,782
Food and beverage	145,393	92,079
Convention, retail and other	164,655	108,215

	2,206,511	1,442,846
Less-promotional allowances	(94,592)	(107,958)

Net revenues	2,111,919	1,334,888

Operating expenses:
Casino	921,536	694,635
Rooms	48,453	29,654
Food and beverage	71,703	44,303
Convention, retail and other	87,245	58,404
Provision for doubtful accounts	35,058	16,442
General and administrative	210,485	126,259
Corporate expense	37,576	23,476
Rental expense	13,156	8,698
Pre-opening expense	9,471	37,459
Development expense	573	157
Depreciation and amortization	190,237	153,089
Loss on disposal of assets	499	492

	1,625,992	1,193,068

Operating income	485,927	141,820
Other income (expense):
Interest income	2,047	1,633
Interest expense, net of amounts capitalized	(73,585)	(78,165)
Other expense	(4,675)	(6,448)
Gain on early retirement of debt	—	2,176

Income before income taxes	409,714	61,016
Income tax expense	(45,211)	(13,202)

Net income	364,503	47,814
Net income attributable to noncontrolling interests	(75,180)	(30,233)

Net income attributable to Las Vegas Sands Corp.	289,323	17,581
Preferred stock dividends	(19,598)	(23,350)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	(23,136)
Preferred stock inducement and repurchase premiums	(18,433)	—

Net income (loss) attributable to common stockholders	$228,156	$(28,905)

Basic earnings (loss) per share	$0.32	$(0.04)

Diluted earnings (loss) per share	$0.28	$(0.04)

Weighted average shares outstanding:
Basic	723,389,226	660,280,641

Diluted	811,239,242	660,280,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other		Total
	Preferred	Common	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Income	Earnings	Income	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2010	$234,607	$660	$5,114,851	$26,748	$473,833		$1,089,888	$6,940,587
Net income	—	—	—	—	17,581	17,581	30,233	47,814
Currency translation adjustment	—	—	—	(877)	—	(877)	(1,447)	(2,324)

Total comprehensive income						16,704	28,786	45,490
Exercise of stock options	—	—	73	—	—		—	73
Tax shortfall from stock-based compensation	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	14,970	—	—		853	15,823
Deemed contribution from Principal Stockholder	—	—	58	—	—		—	58
Dividends declared, net of amounts previously accrued	—	—	—	—	(16,496)		—	(16,496)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(23,136)		—	(23,136)

Balance at March 31, 2010	$234,607	$660	$5,129,757	$25,871	$444,928		$1,119,527	$6,955,350

Balance at January 1, 2011	$207,356	$708	$5,444,705	$129,519	$880,703		$1,268,197	$7,931,188
Net income	—	—	—	—	289,323	289,323	75,180	364,503
Currency translation adjustment	—	—	—	34,493	—	34,493	(2,537)	31,956

Total comprehensive income						323,816	72,643	396,459
Exercise of stock options	—	1	8,419	—	—		91	8,511
Tax shortfall from stock-based compensation	—	—	(11)	—	—		—	(11)
Stock-based compensation	—	—	20,084	—	—		755	20,839
Exercise of warrants	(65,225)	20	70,965	—	—		—	5,760
Repurchase of preferred stock	(2,312)	—	—	—	(2,232)		—	(4,544)
Dividends declared, net of amounts previously accrued	—	—	—	—	(12,744)		—	(12,744)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(23,136)		—	(23,136)
Preferred stock inducement premium	—	—	—	—	(16,201)		—	(16,201)

Balance at March 31, 2011	$139,819	$729	$5,544,162	$164,012	$1,108,859		$1,341,686	$8,299,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$364,503	$47,814
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	190,237	153,089
Amortization of leasehold interests in land included in rental expense	13,156	8,698
Amortization of deferred financing costs and original issue discount	11,871	7,809
Amortization of deferred gain and rent	(1,290)	(1,290)
Gain on early retirement of debt	—	(2,176)
Loss on disposal of assets	499	492
Stock-based compensation expense	20,239	15,093
Provision for doubtful accounts	35,058	16,442
Foreign exchange (gain) loss	2,462	(3,198)
Deferred income taxes	35,372	4,965
Non-cash contribution from Principal Stockholder included in corporate expense	—	58
Changes in operating assets and liabilities:
Accounts receivable	(119,311)	8,070
Inventories	(1,239)	2,139
Prepaid expenses and other	(3,135)	(8,050)
Leasehold interests in land	—	(13,891)
Accounts payable	(26,026)	4,164
Accrued interest payable	(19,148)	(1,784)
Income taxes payable	8,631	7,033
Other accrued liabilities	(93,501)	37,317

Net cash generated from operating activities	418,378	282,794

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	149,962	(182,575)
Capital expenditures	(332,508)	(538,201)
Proceeds from disposal of property and equipment	3,097	2,311
Acquisition of intangible assets	(329)	—
Purchases of investments	—	(173,978)

Net cash used in investing activities	(179,778)	(892,443)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,511	73
Proceeds from exercise of warrants	5,760	—
Dividends paid to preferred stockholders	(19,598)	(23,350)
Proceeds from long-term debt (Note 3)	—	272,056
Repayments on long-term debt (Note 3)	(121,721)	(847,326)
Repurchase of preferred stock	(4,544)	—
Payments of preferred stock inducement premium	(16,201)	—
Payments of deferred financing costs	—	(821)

Net cash used in financing activities	(147,793)	(599,368)

Effect of exchange rate on cash	6,053	5,446

Increase (decrease) in cash and cash equivalents	96,860	(1,203,571)
Cash and cash equivalents at beginning of period	3,037,081	4,955,416

Cash and cash equivalents at end of period	$3,133,941	$3,751,845

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$80,881	$72,149

Cash payments for taxes, net of refunds	$(5,726)	$120

Changes in construction payables	$(38,992)	$(5,519)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$600	$730

Property and equipment acquired under capital lease	$—	$773

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$23,136	$23,136

Warrants exercised and settled through tendering of preferred stock	$65,225	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2010. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
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
Pennsylvania
In May 2009, the Company partially opened Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010. The Company recommenced construction of a 300-room hotel tower, which is expected to open in May 2011. The Company is initiating construction activities on the remaining components of the integrated resort, which include an approximate 200,000-square-foot retail facility and a 50,000-square-foot multipurpose event center. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. The Company owns 86% of the economic interest of the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC. As of March 31, 2011, the Company has capitalized construction costs of $670.3 million for this project (including $10.1 million in outstanding construction payables). The Company expects to spend approximately $55 million to complete construction of the project, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
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
The Company also owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip™, the Company’s master-planned development of integrated resort properties in Macau. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Four Seasons Hotel Macao, Cotai Strip™ (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip™ (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of March 31, 2011, the Company has capitalized $1.15 billion for the property, including the land premium and $14.1 million in outstanding construction payables. The Company expects to spend approximately $115 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E and pre-opening costs, and to pay outstanding construction payables, as noted above.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. The Marina Bay Sands features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark™ (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 161,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of March 31, 2011, the Company has capitalized 7.56 billion Singapore dollars (“SGD,” approximately $5.99 billion at exchange rates in effect on March 31, 2011) in costs for this project, including the land premium and SGD 383.9 million (approximately $304.0 million at exchange rates in effect on March 31, 2011) in outstanding construction payables. The Company expects to spend approximately SGD 760 million (approximately $602 million at exchange rates in effect on March 31, 2011) on additional costs to complete the construction of the integrated resort, FF&E and other costs, and to pay outstanding construction payables, as noted above. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal.

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
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of March 31, 2011, the Company has capitalized construction costs of $177.1 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
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
The Company is staging the construction of its integrated resort development on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers, one of which will be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower to be managed by Starwood under its Sheraton brand. The second hotel tower was to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”); however, in March 2011, the Company and Shangri-La mutually agreed to terminate the hotel management agreement and the Company is currently evaluating alternative hotel brands to manage its second tower. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. Phase II of the project includes completion of the additional Sheraton hotel tower, the theater and the remaining retail facilities. The total cost to complete phases I and II is expected to be approximately $1.9 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. In connection with entering into the $1.75 billion Venetian Orient Limited (“VOL”) credit facility to be used together with $500.0 million of proceeds from the SCL Offering, the Company has recommenced construction activities. The Company is currently working with the Macau government to obtain sufficient construction labor for the project. Although the Company has made significant progress on phases I and II with the construction labor currently onsite, the Company’s anticipated opening of phase I may be delayed until the first quarter of 2012 if additional construction labor is not secured. Until adequate labor quotas are received, the timing of the completion of phase II is currently not determinable. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2011, the Company has capitalized costs of $2.24 billion for the entire project, including the land premium and $136.1 million in outstanding construction payables. The Company’s management agreement with Starwood imposes certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, would allow Starwood to terminate its agreement. See “— Note 9 — Commitments and Contingencies — Other Agreements.” The Company is currently negotiating an amendment to the management agreement with Starwood to provide for new opening timelines.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
The Company had commenced pre-construction activities on parcels 7 and 8 and 3, and has capitalized costs of $101.9 million for parcels 7 and 8 and $97.2 million for parcel 3 (including the land premium) as of March 31, 2011. The Company intends to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained (including the land concession, see below), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable. As of March 31, 2011, the Company has capitalized an aggregate of $6.61 billion in construction costs and land premiums for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of parcels 5 and 6 with the $1.75 billion VOL credit facility, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Company does not own these land sites in Macau; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. In January 2011, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $101.9 million in capitalized construction costs, as of March 31, 2011, related to its development on parcels 7 and 8.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014. The Company believes that if it is not able to complete the developments by the respective deadlines, it will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If the Company is unable to meet the applicable deadlines and those deadlines are not extended, it could lose its land concessions for parcels 3 or 5 and 6, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $97.2 million and $2.24 billion in capitalized construction costs and land premiums, as of March 31, 2011, related to its developments on parcels 3 or 5 and 6, respectively.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Development Financing Strategy
Through March 31, 2011, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ended March 31 and June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of the Company’s Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.0x for the quarterly periods through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants commencing with the quarterly period ending September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ending September 30, 2011, and then decreases by 0.25x every other quarter until it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending September 30, 2014). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the VML credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2010 and March 31, 2011.
The Company held unrestricted and restricted cash and cash equivalents of approximately $3.13 billion and $658.9 million, respectively, as of March 31, 2011. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development plans and maintain compliance with the financial covenants of its U.S., Macau and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, the Company has recommenced construction activities on the Company’s Cotai Strip development on parcels 5 and 6.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued authoritative guidance for fair value measurements, which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and gross presentation of activity within the reconciliation for Level 3 fair value measurements. The guidance also clarifies existing requirements on the level of disaggregation and required disclosures regarding inputs and valuation techniques for both recurring and nonrecurring Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of gross presentation of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 8 — Fair Value Measurements” for the required disclosure.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land and improvements	$428,636	$410,758
Building and improvements	11,227,718	10,881,936
Furniture, fixtures, equipment and leasehold improvements	2,037,863	1,990,721
Transportation	402,832	402,904
Construction in progress	3,114,633	3,147,750

	17,211,682	16,834,069
Less — accumulated depreciation and amortization	(2,517,693)	(2,331,872)

	$14,693,989	$14,502,197

Construction in progress consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Cotai Strip parcels 5 and 6	$2,138,211	$2,005,386
Four Seasons Macao (principally the Four Seasons Apartments)	379,474	379,161
Marina Bay Sands	165,703	337,835
Sands Bethlehem	116,100	101,960
Other	315,145	323,408

	$3,114,633	$3,147,750

The $315.1 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and costs incurred at the Cotai Strip parcels 3 and 7 and 8.
As of March 31, 2011, the Company has received proceeds of $295.4 million from the sale of The Shoppes at The Palazzo; however, the final purchase price will be determined in accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Amended Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments. Given the economic and market conditions facing retailers on a national and local level, tenants are facing economic challenges that have had an effect on the calculation of NOI. Approximately $282.1 million of property and equipment (net of $29.3 million of accumulated depreciation), which was sold to GGP, is included in the condensed consolidated balance sheet as of March 31, 2011. In April 2009, GGP and its subsidiary that owns The Shoppes at The Palazzo filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The United States Bankruptcy Court for the Southern District of New York entered orders approving the plans of reorganization of GGP and the subsidiary that owns The Shoppes at The Palazzo on October 21 and April 29, 2010, respectively, and the effective date of such plans of reorganization occurred on November 9 and May 28, 2010, respectively. Under the confirmed plans of reorganization, the only impaired creditors were mortgage holders. The Company will continue to review the Chapter 11 Cases and will adjust the estimates of NOI and capitalization rates as additional information is received. The Company and GGP have entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties are continuing to work on various matters related to the calculation of NOI. The Company may be required to record a loss on the sale in the future depending on the resolution of such matters and the resulting agreed upon Final Purchase Price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
During the three months ended March 31, 2011 and 2010, the Company capitalized interest expense of $30.6 million and $19.7 million, respectively.
The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.
The Company had commenced pre-construction activities on parcels 7 and 8, and has capitalized construction costs of $101.9 million as of March 31, 2011. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. In January 2011, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. In order to obtain the land concession and construct the resort, the Company would need to win its appeal and avoid any future denial of the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $101.9 million in capitalized construction costs, as of March 31, 2011, related to its development on parcels 7 and 8.
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,151,775	$2,157,199
Senior Secured Credit Facility — Delayed Draws I and II	718,522	720,332
6.375% Senior Notes (net of original issue discount of $677 and $720, respectively)	189,035	188,992
Airplane Financings	77,500	78,422
HVAC Equipment Lease	22,580	23,006
Other	3,640	3,868
Macau Related:
VML Credit Facility — Term B	1,479,289	1,483,789
VML Credit Facility — Term B Delayed	575,279	577,029
VOL Credit Facility — Term	749,316	749,930
Ferry Financing	165,961	175,011
Other	551	640
Singapore Related:
Singapore Credit Facility	3,967,274	3,980,435
Other	2,037	2,170

	10,102,759	10,140,823
Less — current maturities	(917,007)	(767,068)

Total long-term debt	$9,185,752	$9,373,755

Senior Secured Credit Facility
As of March 31, 2011, the Company had $724.6 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
VML Credit Facility
As of March 31, 2011, the Company had $595.3 million of available borrowing capacity under the VML Credit Facility, net of undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
VOL Credit Facility
As of March 31, 2011, the Company had $1.0 billion of available borrowing capacity under the VOL Credit Facility.
Singapore Credit Facility
As of March 31, 2011, the Company had SGD 48.4 million (approximately $38.3 million at exchange rates in effect on March 31, 2011) of available borrowing capacity under the Singapore Credit Facility, net of outstanding banker’s guarantees.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Proceeds from Singapore Credit Facility	$—	$272,056

Repayments on Singapore Credit Facility	$(97,691)	$—
Repayments on Senior Secured Credit Facility	(7,234)	(785,860)
Repayments on VML Credit Facility	(6,250)	(12,525)
Repayments on Ferry Financing	(8,745)	(8,762)
Repayments on Airplane Financings	(922)	(922)
Repayments on HVAC Equipment Lease	(426)	(437)
Repurchase and cancellation of Senior Notes	—	(30,156)
Repayments on FF&E Facility and Other Long-Term Debt	(453)	(8,664)

	$(121,721)	$(847,326)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2011, was approximately $9.84 billion, compared to its carrying value of $10.08 billion. As of December 31, 2010, the estimated fair value of the Company’s long-term debt was approximately $9.72 billion, compared to its carrying value of $10.10 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 4 — EQUITY AND EARNINGS (LOSS) PER SHARE
Preferred Stock and Warrants
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total Preferred
Board of Directors’		Principal	Dividends Paid to	Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598

May 5, 2011	May 16, 2011	$13,125	$6,094	$19,219

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
During the three months ended March 31, 2011, holders of preferred stock exercised 1,194,700 warrants to purchase an aggregate of 19,911,702 shares of the Company’s common stock at $6.00 per share and tendered 1,137,100 shares of preferred stock and $5.8 million in cash as settlement of the warrant exercise price. In conjunction with certain of these transactions, the Company paid $16.2 million in premiums to induce the exercise of warrants with settlement through tendering preferred stock. During the three months ended March 31, 2011, the Company also repurchased and retired 40,300 shares of preferred stock for $4.5 million and recorded a $2.2 million repurchase premium as part of the transaction. During the three months ended March 31, 2010, no warrants were exercised.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	723,389,226	660,280,641
Potential dilution from stock options, restricted stock and warrants	87,850,016	—

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	811,239,242	660,280,641

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted earnings (loss) per share	5,334,276	172,467,803

Accumulated Comprehensive Income and Comprehensive Income
As of March 31, 2011 and December 31, 2010, accumulated comprehensive income consisted solely of foreign currency translation adjustments.
Total comprehensive income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$364,503	$47,814
Currency translation adjustment	31,956	(2,324)

Total comprehensive income	396,459	45,490
Less: comprehensive income attributable to noncontrolling interests	(72,643)	(28,786)

Comprehensive income attributable to Las Vegas Sands Corp.	$323,816	$16,704

NOTE 5 — VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any, which management determines such designation based on accounting standards for VIEs.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
As of March 31, 2011 and December 31, 2010, the Company’s joint ventures had total assets of $94.6 million and $95.3 million, respectively, and total liabilities of $81.2 million and $78.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macau and Singapore. During the year ended December 31, 2010, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report for years 2005 through 2008 proposing certain adjustments. The Company disagrees with several of the proposed adjustments and has submitted a protest and a request for an appeals conference to the IRS. The opening appeals conference is scheduled to occur during the third quarter of 2011. While the final outcome of these matters is inherently uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by a range between zero and $23 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals. In the U.S., the Company’s 2009 tax year is also under examination by the IRS. The Company is subject to examination for years after 2006 in Macau and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are more or less than the Company’s expected outcome and impact the provision for income taxes.
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
The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. In February 2011, the Company entered into an agreement with the Macau government effective through 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on March 31, 2011). The annual payment is in substitution of a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended
	March 31,
	2011	2010
Compensation expense:
Stock options	$15,301	$14,968
Restricted shares	4,938	125

	$20,239	$15,093

Compensation cost capitalized as part of property and equipment	$600	$730

LVSC 2004 Plan:
Stock options granted	230	2,046

Weighted average grant date fair value	$36.22	$10.66

Restricted shares granted	620	—

Weighted average grant date fair value	$48.01	$—

SCL Equity Plan:
Stock options granted	2,746	17,876

Weighted average grant date fair value	$1.52	$1.06

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2011	2010
LVSC 2004 Plan:
Weighted average volatility	94.3%	97.8%
Expected term (in years)	6.3	4.4
Risk-free rate	2.8%	2.9%
Expected dividends	—	—
SCL Equity Plan:
Weighted average volatility	68.9%	73.6%
Expected term (in years)	6.3	6.3
Risk-free rate	1.7%	2.0%
Expected dividends	—	—
NOTE 8 — FAIR VALUE MEASUREMENTS
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
		Quoted Market	Significant Other	Significant
	Total Carrying	Prices in Active	Observable Inputs	Unobservable Inputs
	Value	Markets (Level 1)	(Level 2)	(Level 3)
As of March 31, 2011
Cash equivalents(1)	$2,202,759	$2,202,759	$—	$—
Interest rate caps(2)	$1,414	$—	$1,414	$—
As of December 31, 2010
Cash equivalents(1)	$2,490,809	$2,490,809	$—	$—
Interest rate caps(2)	$1,617	$—	$1,617	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of March 31, 2011 and December 31, 2010, the Company has 34 interest rate cap agreements with an aggregate fair value of approximately $1.4 million and $1.6 million, respectively, based on quoted market values from the institutions holding the agreements.

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation claims based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company’s financial condition, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. The Company intends to defend this matter vigorously.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
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
On March 31, 2011, SCL filed an announcement with the SEHK stating that SCL has been informed by the Securities and Futures Commission of Hong Kong (the “SFC”) that SCL is under investigation by the SFC in relation to alleged breaches of the provisions of the Hong Kong Securities and Futures Ordinance and has been requested to produce certain documents. The Company intends to cooperate with the investigation.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
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
(UNAUDITED)
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
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Foreman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson, and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Foreman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Foreman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim and Moradi actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Foreman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
On April 22, 2011, John Zaremba filed a shareholder derivative action on behalf of the Company in the District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Foreman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits, and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter. The Company intends to defend this matter vigorously.
Singapore Development Project
In August 2006, the Company entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the Singapore Tourism Board (the “STB”), which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company entered into the SGD 5.44 billion (approximately $4.31 billion at exchange rates in effect on March 31, 2011) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
The Development Agreement permits the Marina Bay Sands to open in stages and in accordance with an agreed upon schedule that runs through September 30, 2011. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. The Company believes it will meet this deadline; however, if it doesn’t, the STB will be entitled to draw on the SGD 192.6 million (approximately $152.5 million at exchange rates in effect on March 31, 2011) security deposit under the Singapore Credit Facility.
Other Agreements
The Company has entered into an agreement with Starwood to manage hotels, as well as brand serviced luxury apart-hotels, on the Company’s Cotai Strip parcels 5 and 6. The management agreement imposes certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays would allow Starwood to terminate its agreement. The Company has recommenced construction activities on parcels 5 and 6 and is negotiating an amendment to its management agreement with Starwood to provide for new opening timelines. If negotiations are unsuccessful and Starwood exercises its rights to terminate its agreement, the Company would have to find a new manager and brand for these projects. The Company’s agreements with Shangri-La related to the management of a hotel on parcels 5 and 6 and Starwood related to the sales and marketing of the Las Vegas Condo Tower have been terminated. Management is currently evaluating alternative hotel brands to manage and brand these projects. If the Company is unsuccessful in finding new managers and brands in Macau or Las Vegas, such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
NOTE 10 — SEGMENT INFORMATION
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Other Asia; Marina Bay Sands; Other Development Projects (on Cotai Strip parcels 3, 5 and 6, and 7 and 8); and Corporate and Other (comprised primarily of airplanes and the Las Vegas Condo Tower). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the three months ended March 31, 2010, has been reclassified to conform to the current presentation. The Company’s segment information as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Revenues:
Macau:
The Venetian Macao	$638,269	$549,695
Sands Macao	322,793	283,806
Four Seasons Macao	172,107	102,344
Other Asia	33,773	24,172

	1,166,942	960,017
United States:
Las Vegas Operating Properties	305,075	330,510
Sands Bethlehem	91,030	67,241

	396,105	397,751
Marina Bay Sands	584,925	—
Intersegment eliminations	(36,053)	(22,880)

Total net revenues	$2,111,919	$1,334,888

Adjusted Property EBITDA(1)
Macau:
The Venetian Macao	$228,400	$169,915
Sands Macao	92,648	69,761
Four Seasons Macao	57,547	19,495
Other Asia	(4,606)	(4,432)

	373,989	254,739
United States:
Las Vegas Operating Properties	65,165	105,292
Sands Bethlehem	22,109	10,968

	87,274	116,260
Marina Bay Sands	284,471	—

Total adjusted property EBITDA	745,734	370,999
Other Operating Costs and Expenses
Stock-based compensation expense	(8,295)	(5,808)
Corporate expense	(37,576)	(23,476)
Rental expense	(13,156)	(8,698)
Pre-opening expense	(9,471)	(37,459)
Development expense	(573)	(157)
Depreciation and amortization	(190,237)	(153,089)
Loss on disposal of assets	(499)	(492)

Operating income	485,927	141,820
Other Non-Operating Costs and Expenses
Interest income	2,047	1,633
Interest expense, net of amounts capitalized	(73,585)	(78,165)
Other expense	(4,675)	(6,448)
Gain on early retirement of debt	—	2,176
Income tax expense	(45,211)	(13,202)

Net income	$364,503	$47,814

(1)
Adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, loss on disposal of assets, interest, other expense, gain on early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Intersegment Revenues
Macau:
The Venetian Macao	$895	$2,413
Other Asia	7,901	13,826

	8,796	16,239
Las Vegas Operating Properties	27,060	6,641
Marina Bay Sands	197	—

Total intersegment revenues	$36,053	$22,880

	Three Months Ended
	March 31,
	2011	2010
Capital Expenditures
Corporate and Other	$2,845	$8,009
Macau:
The Venetian Macao	—	5,867
Sands Macao	—	654
Four Seasons Macao	1,293	11,636
Other Asia	3,718	1,784
Other Development Projects	140,094	27,798

	145,105	47,739
United States:
Las Vegas Operating Properties	8,402	4,631
Sands Bethlehem	18,172	11,259

	26,574	15,890
Marina Bay Sands	157,984	466,563

Total capital expenditures	$332,508	$538,201

	March 31,	December 31,
	2011	2010
Total Assets
Corporate and Other	$1,412,180	$1,574,180
Macau:
The Venetian Macao	3,377,662	3,194,598
Sands Macao	469,216	483,678
Four Seasons Macao	1,133,927	1,155,243
Other Asia	382,963	370,525
Other Development Projects	3,136,676	3,140,905

	8,500,444	8,344,949
United States:
Las Vegas Operating Properties	3,966,295	3,966,754
Sands Bethlehem	785,903	757,993

	4,752,198	4,724,747
Marina Bay Sands	6,572,168	6,400,432

Total assets	$21,236,990	$21,044,308

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	March 31,	December 31,
	2011	2010
Total Long-Lived Assets
Corporate and Other	$307,236	$308,438
Macau:
The Venetian Macao	2,086,513	2,138,419
Sands Macao	306,506	315,380
Four Seasons Macao	1,010,665	1,024,302
Other Asia	226,787	230,640
Other Development Projects	2,433,401	2,303,959

	6,063,872	6,012,700
United States:
Las Vegas Operating Properties	3,384,003	3,429,997
Sands Bethlehem	616,817	608,021

	4,000,820	4,038,018
Marina Bay Sands	5,725,858	5,541,881

Total long-lived assets	$16,097,786	$15,901,037

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
LVSC is the obligor of the Senior Notes due 2015. Las Vegas Sands, LLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the Senior Notes on a full and unconditional basis. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the completion of construction on the remainder of The Shoppes at The Palazzo, certain activities to be performed on behalf of GGP and the uncertainty of the final sales price. Certain of the assets, liabilities, operating results and cash flows related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries until the final sales price has been determined, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $38.0 million (consisting of $282.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of March 31, 2011 and December 31, 2010, and a net loss (consisting primarily of depreciation expense) of $3.7 million for the three months ended March 31, 2010, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, is as follows (in thousands):
Condensed Consolidating Balance Sheets
March 31, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$930,935	$468,724	$1,734,282	$—	$3,133,941
Restricted cash and cash equivalents	—	2,090	144,442	—	146,532
Intercompany receivables	45,092	59,209	21,640	(125,941)	—
Accounts receivable, net	763	174,130	628,438	(231)	803,100
Inventories	2,338	12,006	19,289	—	33,633
Deferred income taxes, net	—	26,427	17,665	(10,232)	33,860
Prepaid expenses and other	7,889	9,124	37,206	—	54,219

Total current assets	987,017	751,710	2,602,962	(136,404)	4,205,285
Property and equipment, net	132,147	3,526,378	11,035,464	—	14,693,989
Investment in subsidiaries	6,667,060	5,288,011	—	(11,955,071)	—
Deferred financing costs, net	728	27,193	116,481	—	144,402
Restricted cash and cash equivalents	—	4,705	507,640	—	512,345
Intercompany receivables	31,976	105,989	—	(137,965)	—
Intercompany notes receivable	—	681,626	—	(681,626)	—
Deferred income taxes, net	59,668	—	—	(50,939)	8,729
Leasehold interests in land, net	—	—	1,403,797	—	1,403,797
Intangible assets, net	690	—	87,215	—	87,905
Other assets, net	113	25,266	155,159	—	180,538

Total assets	$7,879,399	$10,410,878	$15,908,718	$(12,962,005)	$21,236,990

Accounts payable	$4,025	$23,053	$60,887	$(231)	$87,734
Construction payables	—	2,090	475,899	—	477,989
Intercompany payables	21,640	45,092	59,209	(125,941)	—
Accrued interest payable	1,604	1,033	20,784	—	23,421
Other accrued liabilities	6,926	175,088	890,178	—	1,072,192
Income taxes payable	7,965	—	666	—	8,631
Deferred income taxes	10,232	—	—	(10,232)	—
Current maturities of long-term debt	3,688	30,595	882,724	—	917,007

Total current liabilities	56,080	276,951	2,390,347	(136,404)	2,586,974
Other long-term liabilities	26,761	10,282	44,139	—	81,182
Intercompany payables	49,615	—	88,350	(137,965)	—
Intercompany notes payable	—	—	681,626	(681,626)	—
Deferred income taxes	—	51,847	123,130	(50,939)	124,038
Deferred amounts related to mall transactions	—	433,262	—	—	433,262
Long-term debt	262,847	2,862,282	6,060,623	—	9,185,752

Total liabilities	395,303	3,634,624	9,388,215	(1,006,934)	12,411,208

Preferred stock issued to Principal Stockholder’s family	526,515	—	—	—	526,515
Total Las Vegas Sands Corp. stockholders’ equity	6,957,581	6,775,849	5,179,222	(11,955,071)	6,957,581
Noncontrolling interests	—	405	1,341,281	—	1,341,686

Total equity	6,957,581	6,776,254	6,520,503	(11,955,071)	8,299,267

Total liabilities and equity	$7,879,399	$10,410,878	$15,908,718	$(12,962,005)	$21,236,990

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Balance Sheets
December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$1,031,844	$412,226	$1,593,011	$—	$3,037,081
Restricted cash and cash equivalents	—	2,179	162,136	—	164,315
Intercompany receivables	11,843	65,834	22,927	(100,604)	—
Accounts receivable, net	298	156,012	561,217	(608)	716,919
Inventories	2,174	11,755	18,331	—	32,260
Deferred income taxes, net	—	24,496	47,389	(10,279)	61,606
Prepaid expenses and other	15,272	4,782	30,432	(3,760)	46,726

Total current assets	1,061,431	677,284	2,435,443	(115,251)	4,058,907
Property and equipment, net	133,901	3,570,465	10,797,831	—	14,502,197
Investment in subsidiaries	6,273,755	4,996,023	—	(11,269,778)	—
Deferred financing costs, net	767	29,198	125,413	—	155,378
Restricted cash and cash equivalents	—	4,616	640,989	—	645,605
Intercompany receivables	31,996	97,813	—	(129,809)	—
Intercompany notes receivable	—	638,986	—	(638,986)	—
Deferred income taxes, net	62,638	—	—	(52,215)	10,423
Leasehold interests in land, net	—	—	1,398,840	—	1,398,840
Intangible assets, net	590	—	89,215	—	89,805
Other assets, net	78	27,104	155,971	—	183,153

Total assets	$7,565,156	$10,041,489	$15,643,702	$(12,206,039)	$21,044,308

Accounts payable	$5,750	$26,975	$81,388	$(608)	$113,505
Construction payables	—	2,179	514,802	—	516,981
Intercompany payables	22,926	11,843	65,835	(100,604)	—
Accrued interest payable	4,629	7,689	30,307	—	42,625
Other accrued liabilities	15,692	175,011	969,531	—	1,160,234
Income taxes payable	—	—	3,760	(3,760)	—
Deferred income taxes	10,279	—	—	(10,279)	—
Current maturities of long-term debt	3,687	30,606	732,775	—	767,068

Total current liabilities	62,963	254,303	2,398,398	(115,251)	2,600,413
Other long-term liabilities	26,761	10,911	40,568	—	78,240
Intercompany payables	45,336	—	84,473	(129,809)	—
Intercompany notes payable	—	—	638,986	(638,986)	—
Deferred income taxes	—	53,034	114,400	(52,215)	115,219
Deferred amounts related to mall transactions	—	442,114	—	—	442,114
Long-term debt	263,726	2,869,931	6,240,098	—	9,373,755

Total liabilities	398,786	3,630,293	9,516,923	(936,261)	12,609,741

Preferred stock issued to Principal Stockholder’s family	503,379	—	—	—	503,379
Total Las Vegas Sands Corp. stockholders’ equity	6,662,991	6,410,791	4,858,987	(11,269,778)	6,662,991
Noncontrolling interests	—	405	1,267,792	—	1,268,197

Total equity	6,662,991	6,411,196	6,126,779	(11,269,778)	7,931,188

Total liabilities and equity	$7,565,156	$10,041,489	$15,643,702	$(12,206,039)	$21,044,308

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$83,123	$1,581,366	$—	$1,664,489
Rooms	—	112,874	119,100	—	231,974
Food and beverage	—	50,307	95,086	—	145,393
Convention, retail and other	—	64,543	130,059	(29,947)	164,655

	—	310,847	1,925,611	(29,947)	2,206,511
Less-promotional allowances	(163)	(17,626)	(76,396)	(407)	(94,592)

Net revenues	(163)	293,221	1,849,215	(30,354)	2,111,919

Operating expenses:
Casino	—	64,368	857,745	(577)	921,536
Rooms	—	32,248	16,205	—	48,453
Food and beverage	—	23,596	49,563	(1,456)	71,703
Convention, retail and other	—	21,153	70,582	(4,490)	87,245
Provision for doubtful accounts	—	6,096	28,962	—	35,058
General and administrative	—	60,732	149,973	(220)	210,485
Corporate expense	32,980	55	28,152	(23,611)	37,576
Rental expense	—	—	13,156	—	13,156
Pre-opening expense	—	—	9,471	—	9,471
Development expense	573	—	—	—	573
Depreciation and amortization	4,183	52,813	133,241	—	190,237
(Gain) loss on disposal of assets	—	(55)	554	—	499

	37,736	261,006	1,357,604	(30,354)	1,625,992

Operating income (loss)	(37,899)	32,215	491,611	—	485,927
Other income (expense):
Interest income	557	25,275	1,292	(25,077)	2,047
Interest expense, net of amounts capitalized	(3,450)	(23,072)	(72,140)	25,077	(73,585)
Other expense	—	(717)	(3,958)	—	(4,675)
Income from equity investments in subsidiaries	328,939	277,722	—	(606,661)	—

Income before income taxes	288,147	311,423	416,805	(606,661)	409,714
Income tax benefit (expense)	1,176	(9,052)	(37,335)	—	(45,211)

Net income	289,323	302,371	379,470	(606,661)	364,503
Net income attributable to noncontrolling interests	—	—	(75,180)	—	(75,180)

Net income attributable to Las Vegas Sands Corp.	$289,323	$302,371	$304,290	$(606,661)	$289,323

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$155,345	$906,425	$—	$1,061,770
Rooms	—	120,067	60,715	—	180,782
Food and beverage	—	43,522	48,557	—	92,079
Convention, retail and other	—	51,022	66,241	(9,048)	108,215

	—	369,956	1,081,938	(9,048)	1,442,846
Less-promotional allowances	(132)	(50,650)	(56,485)	(691)	(107,958)

Net revenues	(132)	319,306	1,025,453	(9,739)	1,334,888

Operating expenses:
Casino	—	86,652	608,590	(607)	694,635
Rooms	—	23,211	6,443	—	29,654
Food and beverage	—	18,332	27,599	(1,628)	44,303
Convention, retail and other	—	19,700	40,938	(2,234)	58,404
Provision for doubtful accounts	—	8,340	8,102	—	16,442
General and administrative	—	56,575	69,948	(264)	126,259
Corporate expense	20,271	81	8,124	(5,000)	23,476
Rental expense	—	—	8,698	—	8,698
Pre-opening expense	178	2	37,285	(6)	37,459
Development expense	157	—	—	—	157
Depreciation and amortization	3,019	58,459	91,611	—	153,089
Loss on disposal of assets	—	—	492	—	492

	23,625	271,352	907,830	(9,739)	1,193,068

Operating income (loss)	(23,757)	47,954	117,623	—	141,820
Other income (expense):
Interest income	504	20,278	510	(19,659)	1,633
Interest expense, net of amounts capitalized	(4,278)	(29,564)	(63,982)	19,659	(78,165)
Other expense	—	(16)	(6,432)	—	(6,448)
Gain (loss) on early retirement of debt	2,397	—	(221)	—	2,176
Income from equity investments in subsidiaries	50,590	25,556	—	(76,146)	—

Income before income taxes	25,456	64,208	47,498	(76,146)	61,016
Income tax benefit (expense)	(7,875)	(8,440)	3,113	—	(13,202)

Net income	17,581	55,768	50,611	(76,146)	47,814
Net income attributable to noncontrolling interests	—	—	(30,233)	—	(30,233)

Net income attributable to Las Vegas Sands Corp.	$17,581	$55,768	$20,378	$(76,146)	$17,581

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011

			Non-	Consolidating/
	Las Vegas	Guarantor	Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(49,859)	$46,192	$422,045	$—	$418,378

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	—	—	149,962	—	149,962
Capital expenditures	(2,429)	(8,760)	(321,319)	—	(332,508)
Proceeds from disposal of property and equipment	—	—	3,097	—	3,097
Acquisition of intangible assets	(100)	—	(229)	—	(329)
Notes receivable to non-guarantor subsidiaries	—	(18,110)	—	18,110	—
Dividends from Guarantor Subsidiaries	28,564	—	—	(28,564)	—
Dividends from non-guarantor subsidiaries	—	23,400	—	(23,400)	—
Capital contributions to subsidiaries	(50,000)	—	—	50,000	—

Net used in investing activities	(23,965)	(3,470)	(168,489)	16,146	(179,778)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,420	—	91	—	8,511
Proceeds from exercise of warrants	5,760	—	—	—	5,760
Dividends paid to preferred stockholders	(19,598)	—	—	—	(19,598)
Dividends paid to Las Vegas Sands Corp.	—	(28,564)	—	28,564	—
Dividends paid to Guarantor Subsidiaries	—	—	(23,400)	23,400	—
Capital contributions received	—	50,000	—	(50,000)	—
Borrowings from Guarantor Subsidiaries	—	—	18,110	(18,110)	—
Repayments on Singapore credit facility	—	—	(97,691)	—	(97,691)
Repayments on senior secured credit facility	—	(7,234)	—	—	(7,234)
Repayments on VML credit facility	—	—	(6,250)	—	(6,250)
Repayments on ferry financing	—	—	(8,745)	—	(8,745)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease	—	(426)	—	—	(426)
Repayments on FF&E facility and other long-term debt	—	—	(453)	—	(453)
Repurchase of preferred stock	(4,544)	—	—	—	(4,544)
Payments of preferred stock inducement premium	(16,201)	—	—	—	(16,201)

Net cash generated from (used in) financing activities	(27,085)	13,776	(118,338)	(16,146)	(147,793)

Effect of exchange rate on cash	—	—	6,053	—	6,053

Increase (decrease) in cash and cash equivalents	(100,909)	56,498	141,271	—	96,860
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$930,935	$468,724	$1,734,282	$—	$3,133,941

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(44,115)	$103,595	$223,314	$—	$282,794

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	—	—	(182,575)	—	(182,575)
Capital expenditures	(4,378)	(8,170)	(525,653)	—	(538,201)
Proceeds from disposal of property and equipment	—	700	1,611	—	2,311
Purchases of investments	—	—	(173,978)	—	(173,978)
Notes receivable to non-guarantor subsidiaries	—	(42,695)	—	42,695	—
Repayment of receivable from non-guarantor subsidiaries	—	50	—	(50)	—
Dividends from Guarantor Subsidiaries	1,675,313	—	—	(1,675,313)	—
Dividends from non-guarantor subsidiaries	—	11,500	—	(11,500)	—
Capital contributions to subsidiaries	(1,400,000)	—	—	1,400,000	—

Net cash generated from (used in) investing activities	270,935	(38,615)	(880,595)	(244,168)	(892,443)

Cash flows from financing activities:
Proceeds from exercise of stock options	73	—	—	—	73
Dividends paid to preferred stockholders	(23,350)	—	—	—	(23,350)
Dividends paid to Las Vegas Sands Corp.	—	(1,675,313)	—	1,675,313	—
Dividends paid to Guarantor Subsidiaries	—	—	(11,500)	11,500	—
Capital contributions received	—	1,400,000	—	(1,400,000)	—
Borrowings from Guarantor Subsidiaries	—	—	42,695	(42,695)	—
Repayment on borrowings from Guarantor Subsidiaries	—	—	(50)	50	—
Proceeds from Singapore credit facility	—	—	272,056	—	272,056
Repayments on senior secured credit facility	—	(785,860)	—	—	(785,860)
Repayments on VML credit facility	—	—	(12,525)	—	(12,525)
Repurchase and cancellation of senior notes	(30,156)	—	—	—	(30,156)
Repayments on ferry financing	—	—	(8,762)	—	(8,762)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease	—	(437)	—	—	(437)
Repayments on FF&E facility and other long-term debt	—	(8,350)	(314)	—	(8,664)
Payments of deferred financing costs	—	—	(821)	—	(821)

Net cash generated from (used in) financing activities	(54,355)	(1,069,960)	280,779	244,168	(599,368)

Effect of exchange rate on cash	—	—	5,446	—	5,446

Increase (decrease) in cash and cash equivalents	172,465	(1,004,980)	(371,056)	—	(1,203,571)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$426,721	$2,028,645	$1,296,479	$—	$3,751,845

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Our operating segments in the Macau Special Administrative Region (“Macau”) of the People’s Republic of China consist of the Sands Macao; The Venetian Macao Resort Hotel (“The Venetian Macao”); the Four Seasons Hotel Macao, Cotai Strip™ and the Plaza Casino (collectively, the “Four Seasons Macao”); and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore, Marina Bay Sands, opened on April 27, 2010.
United States
Las Vegas
Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Club™ offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; entertainment facilities; an enclosed retail, dining and entertainment complex located within The Venetian Las Vegas of approximately 440,000 net leasable square feet (“The Grand Canal Shoppes”), which was sold to GGP Limited Partnership (“GGP”) in 2004; and an enclosed retail and dining complex located within The Palazzo of approximately 400,000 net leasable square feet (“The Shoppes at The Palazzo”), which was sold to GGP in February 2008. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.
Approximately 74.3% and 59.4% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2011 and 2010, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 25.7% and 40.6%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
In May 2009, we partially opened the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010. We recommenced construction of a 300-room hotel tower, which is expected to open in the May 2011. We are initiating construction activities on the remaining components of the integrated resort, which include an approximate 200,000-square-foot retail facility and a 50,000-square-foot multipurpose event center. Sands Bethlehem is also expected to be home to the National Museum of Industrial History, an arts and cultural center, and the broadcast home of the local PBS affiliate. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 92.0% and 91.1% of the gross revenue at Sands Bethlehem for the three months ended March 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from food and beverage services and other non-gaming sources.

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
We own and operate the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao includes approximately 197,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.6% and 94.3% of the gross revenue at the Sands Macao for the three months ended March 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Strip™ in Macau. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 84.0% and 82.3% of the gross revenue at The Venetian Macao for the three months ended March 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from room revenues and other non-gaming sources.
We own the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip™ (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. Approximately 89.8% and 83.1% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from mall revenues, room revenues and other non-gaming sources.

Singapore
We own and operate the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. Marina Bay Sands features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyPark™ (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 161,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of March 31, 2011, we have capitalized 7.56 billion Singapore dollars (“SGD,” approximately $5.99 billion at exchange rates in effect on March 31, 2011) in costs for this project, including the land premium and SGD 383.9 million (approximately $304.0 million at exchange rates in effect on March 31, 2011) in outstanding construction payables. We expect to spend approximately SGD 760 million (approximately $602 million at exchange rates in effect on March 31, 2011) on additional costs to complete the integrated resort, FF&E and other costs, and to pay outstanding construction payables, as noted above. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal.
Approximately 75.3% of the gross revenue at the Marina Bay Sands for the three months ended March 31, 2011, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services and other non-gaming sources.
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
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of March 31, 2011, we have capitalized construction costs of $177.1 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as parcels 3, 5 and 6, and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction activities on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Parcels 5 and 6 — We are staging the construction of the integrated resort on parcels 5 and 6. Upon completion of phases I and II of the project, the integrated resort will feature approximately 6,000 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers, one of which will be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower to be managed by Starwood under its Sheraton brand. The second hotel tower was to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”); however, in March 2011, we mutually agreed with Shangri-La to terminate the hotel management agreement and are now currently evaluating alternative hotel brands to manage our second tower. Phase I will also include the gaming space and a partial opening of the retail and exhibition and conference facilities. Phase II of the project includes completion of the additional Sheraton hotel tower, the theater and the remaining retail facilities. The total cost to complete phases I and II is expected to be approximately $1.9 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost to complete is expected to be approximately $450 million. In connection with entering into the $1.75 billion Venetian Orient Limited (“VOL”) credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we have recommenced construction activities. We are currently working with the Macau government to obtain sufficient construction labor for the project. Although we have made significant progress on phases I and II with the construction labor currently onsite, our anticipated opening of phase I may be delayed until the first quarter of 2012 if additional construction labor is not secured. Until adequate labor quotas are received, the timing of the completion of phase II is currently not determinable. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2011, we have capitalized costs of $2.24 billion for the entire project, including the land premium and $136.1 million in outstanding construction payables. Our management agreement with Starwood imposes certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, would allow Starwood to terminate its agreement. We are currently negotiating an amendment to the management agreement with Starwood to provide for new opening timelines.

•
Parcels 7 and 8 — If we are successful in winning our appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), the related integrated resort is expected to be similar in size and scope to the integrated resort on parcels 5 and 6. We had commenced pre-construction activities and have capitalized construction costs of $101.9 million as of March 31, 2011. We intend to commence construction after the integrated resorts on parcels 5 and 6 and 3 are complete, necessary government approvals are obtained (including the land concession), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction activities and have capitalized costs of $97.2 million, including the land premium, as of March 31, 2011. We intend to commence construction after the integrated resort on parcels 5 and 6 is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable. As of March 31, 2011, we have capitalized an aggregate of $6.61 billion in construction costs and land premiums for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of parcels 5 and 6 with the $1.75 billion VOL credit facility, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.

Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. We have received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. We do not own these land sites in Macau; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. In January 2011, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $101.9 million in capitalized construction costs, as of March 31, 2011, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for parcels 5 and 6 contains a similar requirement that the corresponding development be completed by May 2014. We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadlines and those deadlines are not extended, we could lose our land concessions for parcels 3 or 5 and 6, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $97.2 million and $2.24 billion in capitalized costs and land premiums, as of March 31, 2011, related to our developments on parcels 3 or 5 and 6, respectively.
Other
When the current economic environment and access to capital improve, we may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2010 Annual Report on Form 10-K filed on March 1, 2011.
There were no newly identified significant accounting estimates during the three months ended March 31, 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our 2010 Annual Report.

Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Net revenues	$2,111,919	$1,334,888	58.2%
Operating expenses	1,625,992	1,193,068	36.3%
Operating income	485,927	141,820	242.6%
Income before income taxes	409,714	61,016	571.5%
Net income	364,503	47,814	662.3%
Net income attributable to Las Vegas Sands Corp.	289,323	17,581	1,545.7%

	Percent of Net Revenues
	Three Months
	Ended March 31,
	2011	2010
Operating expenses	77.0%	89.4%
Operating income	23.0%	10.6%
Income before income taxes	19.4%	4.6%
Net income	17.3%	3.6%
Net income attributable to Las Vegas Sands Corp.	13.7%	1.3%
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games in Las Vegas have produced a trailing 12-month win percentage (calculated before discounts) of 18.8%. Slot machines in Las Vegas and Pennsylvania have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 7.8% and 7.1%, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Las Vegas, approximately 71.1% of our table games play, for the three months ended March 31, 2011, was conducted on a credit basis. In Pennsylvania, our table games play, which commenced in July 2010, is primarily conducted on a cash basis. We expect to increase the credit extended to our players as operations ramp up at Sands Bethlehem.
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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.2%, 20.3% and 29.1% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Our slot machines produced a trailing 12-month hold percentage of 7.1%, 5.9% and 5.9% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Actual win may vary from the trailing 12-month win and hold percentages. In Macau, 33.3% of our table games play was conducted on a credit basis for the three months ended March 31, 2011. This percentage is expected to increase as we continue to extend credit to our premium players and junket operators for table games play. In Singapore, 35.8% of table games play was conducted on a credit basis for the three months ended March 31, 2011. This percentage is expected to increase as we increase the credit extended to our premium players and as our operations ramp up at Marina Bay Sands.
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
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$1,664,489	$1,061,770	56.8%
Rooms	231,974	180,782	28.3%
Food and beverage	145,393	92,079	57.9%
Convention, retail and other	164,655	108,215	52.2%

	2,206,511	1,442,846	52.9%
Less — promotional allowances	(94,592)	(107,958)	12.4%

Total net revenues	$2,111,919	$1,334,888	58.2%

Consolidated net revenues were $2.11 billion for the three months ended March 31, 2011, an increase of $777.0 million as compared to the $1.33 billion for the three months ended March 31, 2010. The increase in net revenues was driven by $584.9 million of net revenues at Marina Bay Sands, which opened in April 2010, as well as increases at our Macau operations.

Casino revenues increased $602.7 million as compared to the three months ended March 31, 2010. Of the increase, $464.4 million was attributable to Marina Bay Sands, as well as a $186.8 million increase at our Macau operations driven by an increase in Rolling Chip volume at The Venetian Macao and Sands Macao. The increase was partially offset by our Las Vegas Operating Properties driven by decreases in win percentage, drop and handle. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$553,417	$474,755	16.6%
Non-Rolling Chip drop	$980,605	$921,931	6.4%
Non-Rolling Chip win percentage	27.9%	25.1%	2.8	pts
Rolling Chip volume	$12,388,979	$10,049,678	23.3%
Rolling Chip win percentage	2.69%	2.92%	(0.23	)pts
Slot handle	$743,071	$670,749	10.8%
Slot hold percentage	6.9%	7.4%	(0.5	)pts
Sands Macao
Total casino revenues	$315,674	$277,945	13.6%
Non-Rolling Chip drop	$688,680	$589,496	16.8%
Non-Rolling Chip win percentage	20.3%	20.3%	0.0	pts
Rolling Chip volume	$8,269,381	$6,406,933	29.1%
Rolling Chip win percentage	2.75%	3.18%	(0.43	)pts
Slot handle	$435,865	$362,505	20.2%
Slot hold percentage	6.5%	6.1%	0.4	pts
Four Seasons Macao
Total casino revenues	$160,823	$90,454	77.8%
Non-Rolling Chip drop	$82,443	$99,012	(16.7)%
Non-Rolling Chip win percentage	40.1%	25.3%	14.8	pts
Rolling Chip volume	$3,947,963	$3,717,941	6.2%
Rolling Chip win percentage	3.90%	2.48%	1.42	pts
Slot handle	$187,504	$148,761	26.0%
Slot hold percentage	6.5%	5.6%	0.9	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$83,123	$155,345	(46.5)%
Table games drop	$476,582	$547,043	(12.9)%
Table games win percentage	13.3%	23.4%	(10.1	)pts
Slot handle	$407,348	$637,795	(36.1)%
Slot hold percentage	8.5%	7.8%	0.7	pts
Sands Bethlehem
Total casino revenues	$87,055	$63,271	37.6%
Table games drop	$118,965	$—	—%
Table games win percentage	16.7%	—%	—	pts
Slot handle	$881,378	$921,631	(4.4)%
Slot hold percentage	7.4%	6.9%	0.5	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$464,397	$—	—%
Non-Rolling Chip drop	$986,444	$—	—%
Non-Rolling Chip win percentage	22.6%	—%	—	pts
Rolling Chip volume	$10,132,339	$—	—%
Rolling Chip win percentage	2.56%	—%	—	pts
Slot handle	$2,041,765	$—	—%
Slot hold percentage	5.3%	—%	—	pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $51.2 million as compared to the three months ended March 31, 2010. The increase in room revenues was attributable to $55.8 million from the Marina Bay Sands, partially offset by a decrease at our Las Vegas Operating Properties driven by reduced occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2011	2010	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$50,225	$47,557	5.6%
Average daily room rate	$227	$202	12.4%
Occupancy rate	86.5%	92.8%	(6.3	)pts
Revenue per available room	$197	$187	5.3%
Sands Macao
Total room revenues	$5,535	$6,594	(16.1)%
Average daily room rate	$251	$262	(4.2)%
Occupancy rate	84.9%	97.3%	(12.4	)pts
Revenue per available room	$213	$254	(16.1)%
Four Seasons Macao
Total room revenues	$7,506	$6,564	14.4%
Average daily room rate	$341	$278	22.7%
Occupancy rate	64.6%	72.9%	(8.3	)pts
Revenue per available room	$220	$203	8.4%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$112,874	$120,067	(6.0)%
Average daily room rate	$212	$207	2.4%
Occupancy rate	83.9%	91.3%	(7.4	)pts
Revenue per available room	$178	$189	(5.8)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$55,834	$—	—%
Average daily room rate	$285	$—	—%
Occupancy rate	86.3%	—%	—	pts
Revenue per available room	$246	$—	—%
Food and beverage revenues increased $53.3 million as compared to the three months ended March 31, 2010. The increase was primarily due to $43.2 million in revenues at the Marina Bay Sands and a $6.6 million increase at our Las Vegas Operating Properties driven by increased banquet activities.
Convention, retail and other revenues increased $56.4 million as compared to the three months ended March 31, 2010. The increase was primarily due to $53.3 million in revenues at the Marina Bay Sands.
Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$921,536	$694,635	32.7%
Rooms	48,453	29,654	63.4%
Food and beverage	71,703	44,303	61.8%
Convention, retail and other	87,245	58,404	49.4%
Provision for doubtful accounts	35,058	16,442	113.2%
General and administrative	210,485	126,259	66.7%
Corporate expense	37,576	23,476	60.1%
Rental expense	13,156	8,698	51.3%
Pre-opening expense	9,471	37,459	(74.7)%
Development expense	573	157	265.0%
Depreciation and amortization	190,237	153,089	24.3%
Loss on disposal of assets	499	492	1.4%

Total operating expenses	$1,625,992	$1,193,068	36.3%

Operating expenses were $1.63 billion for the three months ended March 31, 2011, an increase of $432.9 million as compared to $1.19 billion for the three months ended March 31, 2010. The increase in operating expenses was primarily attributable the opening of Marina Bay Sands in April 2010.
Casino expenses increased $226.9 million as compared to the three months ended March 31, 2010. Of the increase, $158.9 million was attributable to the Marina Bay Sands and $80.6 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations.
Room, food and beverage and convention, retail and other expenses increased $18.8 million, $27.4 million and $28.8 million, respectively, as compared to the three months ended March 31, 2010, primarily attributable to the operations of Marina Bay Sands.
The provision for doubtful accounts was $35.1 million for the three months ended March 31, 2011, compared to $16.4 million for the three months ended March 31, 2010. The increase was attributable to $19.5 million in provisions at the Marina Bay Sands. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $84.2 million as compared to the three months ended March 31, 2010, primarily attributable to $78.3 million at the Marina Bay Sands.
Corporate expenses increased $14.1 million as compared to the three months ended March 31, 2010. The increase was primarily due to higher incentive compensation expenses, driven by stock-based compensation, as well as increased transportation and recruitment expenses.
Pre-opening expenses were $9.5 million for the three months ended March 31, 2011, compared to $37.5 million for the three months ended March 31, 2010. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2011, were primarily related to activities at our Cotai Strip development on parcels 5 and 6.
Depreciation and amortization expense increased $37.1 million as compared to the three months ended March 31, 2010. The increase was primarily the result of the opening of Marina Bay Sands, which contributed $54.9 million, partially offset by decreases at our Macau and Las Vegas properties due to certain assets being fully depreciated.
Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, loss on disposal of assets, interest, other expense, gain on early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended March 31,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$228,400	$169,915	34.4%
Sands Macao	92,648	69,761	32.8%
Four Seasons Macao	57,547	19,495	195.2%
Other Asia	(4,606)	(4,432)	(3.9)%

	373,989	254,739	46.8%
United States:
Las Vegas Operating Properties	65,165	105,292	(38.1)%
Sands Bethlehem	22,109	10,968	101.6%

	87,274	116,260	(24.9)%
Marina Bay Sands	284,471	—	—%

Total adjusted property EBITDA	$745,734	$370,999	101.0%

Adjusted property EBITDA at our Macau properties increased $119.3 million as compared to the three months ended March 31, 2010, led by an increase of $58.5 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $206.9 million, partially offset by an increase of $80.6 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $40.1 million as compared to the three months ended March 31, 2010. As previously described, the decrease was primarily attributable to a decrease in net revenues of $49.2 million (excluding intersegment royalty revenue), partially offset by decreases in expenses as a result of lower revenues.
Adjusted property EBITDA at Sands Bethlehem increased $11.1 million as compared to the three months ended March 31, 2010. The increase was driven by the commencement of table games operations in July 2010.
Adjusted property EBITDA at Marina Bay Sands, which opened in April 2010, does not have a comparable prior-year period. Adjusted property EBITDA and the resulting EBITDA margin in the first quarter of 2011 were reduced, as compared to the fourth quarter of 2010, by non-recurring or extraordinary expense increases of approximately $16 million, which were primarily attributable to added incentive compensation, higher training costs, an additional reserve for accounts receivable and charges associated with the start-up of operations at the art/science museum.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$104,196	$97,818
Less — capitalized interest	(30,611)	(19,653)

Interest expense, net	$73,585	$78,165

Cash paid for interest	$111,492	$91,802
Weighted average total debt balance	$10,162,989	$11,138,465
Weighted average interest rate	4.1%	3.5%
Interest cost increased $6.4 million as compared to the three months ended March 31, 2010, resulting from an increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balances. Capitalized interest increased $11.0 million as compared to the three months ended March 31, 2010, primarily due to the recommencement of activities at our Cotai Strip parcels 5 and 6 in Macau and the increase in the weighted average interest rate.
Other Factors Effecting Earnings
Other expense was $4.7 million for the three months ended March 31, 2011, as compared to $6.4 million for the three months ended March 31, 2010. The expense amounts in both periods were primarily attributable to foreign exchange losses, principally in Macau.
Our effective income tax rate was 11.0% for the three months ended March 31, 2011, as compared to a rate of 21.6% for the three months ended March 31, 2010. The decrease in the effective tax rate was primarily due to the commencement of operations at Marina Bay Sands in April 2010. The effective income tax rate for the three months ended March 31, 2011, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable deferred tax assets in the U.S. and certain foreign jurisdictions, which unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $75.2 million for the three months ended March 31, 2011, as compared to $30.2 million for the three months ended March 31, 2010, and was primarily attributable to the noncontrolling interest of SCL for both periods.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net cash generated from operations	$418,378	$282,794

Investing cash flows:
Change in restricted cash and cash equivalents	149,962	(182,575)
Capital expenditures	(332,508)	(538,201)
Proceeds from disposal of property and equipment	3,097	2,311
Acquisition of intangible assets	(329)	—
Purchases of investments	—	(173,978)

Net cash used in investing activities	(179,778)	(892,443)

Financing cash flows:
Proceeds from exercise of stock options	8,511	73
Proceeds from exercise of warrants	5,760	—
Dividends paid to preferred stockholders	(19,598)	(23,350)
Proceeds from long-term debt	—	272,056
Repayments of long-term debt	(121,721)	(847,326)
Repurchase of preferred stock	(4,544)	—
Payments of preferred stock inducement premium	(16,201)	—
Payments of deferred financing costs	—	(821)

Net cash used in financing activities	(147,793)	(599,368)

Effect of exchange rate on cash	6,053	5,446

Net increase (decrease) in cash and cash equivalents	$96,860	$(1,203,571)

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2011, increased $135.6 million as compared to the three months ended March 31, 2010. The increase was primarily attributable to the increase in our operating income during the three months ended March 31, 2011, as previously described, partially offset by unfavorable changes in our working capital, driven by decreases in other accrued liabilities.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2011, totaled $332.5 million, including $158.0 million for construction activities in Singapore; $145.1 million for construction and development activities in Macau (primarily for our Cotai Strip developments); $18.2 million for construction activities at Sands Bethlehem; and $11.2 million at our Las Vegas Operating Properties and for corporate and other activities.

Cash Flows — Financing Activities
For the three months ended March 31, 2011, net cash flows used in financing activities were $147.8 million. The net decrease was primarily attributable to the repayment of $97.7 million under our Singapore credit facility and payments of $19.6 million for preferred stock dividends and $16.2 million to induce the exercise of warrants with settlement through tendering of preferred stock.
As of March 31, 2011, we had $2.36 billion available for borrowing under our U.S., Macau and Singapore credit facilities, net of letters of credit, outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers-related subsidiaries.
Development Financing Strategy
Through March 31, 2011, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our recent equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarterly periods ended March 31 and June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of our Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants commencing with the quarterly period ending September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ending September 30, 2011, and then decreases by 0.25x every other quarter until it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending September 30, 2014). If we are unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under the VML credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter its operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, we completed a $600.0 million exchangeable bond offering and our $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2010 and March 31, 2011. As of March 31, 2011, our U.S. and VML leverage ratios were 5.2x and 1.5x, respectively, compared to the maximum leverage ratios allowed of 6.5x and 3.0x, respectively.

We held unrestricted and restricted cash and cash equivalents of approximately $3.13 billion and $658.9 million, respectively, as of March 31, 2011. We believe that the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our development plans and maintain compliance with the financial covenants of our U.S., Macau and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In connection with the $1.75 billion VOL credit facility to be used together with $500.0 million of proceeds from the SCL Offering, we have recommenced construction activities on our Cotai Strip development on parcels 5 and 6.
Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2011, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2011, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending March 31:

								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$189.7	$—	$—	$189.7	$192.1
Average interest rate(2)	—	—	—	6.4%	—	—	6.4%
Variable rate	$914.3	$1,742.3	$1,071.4	$3,878.2	$619.7	$1,662.7	$9,888.6	$9,644.1
Average interest rate(2)	3.6%	4.2%	3.6%	2.5%	4.1%	3.0%	3.2%
ASSETS
Cap agreements(3)	$0.1	$1.3	$—	$—	$—	$—	$1.4	$1.4

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of March 31, 2011, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $96.7 million.

(3)	As of March 31, 2011, we have 34 interest rate cap agreements with an aggregate fair value of approximately $1.4 million based on quoted market values from the institutions holding the agreements.
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

Foreign currency transaction losses for the three months ended March 31, 2011, were $4.1 million primarily due to U.S. denominated debt held in Macau. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of March 31, 2011, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $18.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”

ITEM 4	— CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2011, and have concluded that they are effective at the reasonable assurance level.
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
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A	— RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6	— EXHIBITS
List of Exhibits

Exhibit No.		Description of Document

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

LAS VEGAS SANDS CORP.
By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer
May 9, 2011

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer
May 9, 2011