Form 10-Q
period 2011-06-30
LAS VEGAS SANDS CORP
filed 2011-08-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011

Common Stock ($0.001 par value)	730,174,694 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Equity and Comprehensive Income for the Six Months Ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	51

Item 4. Controls and Procedures	53

PART II OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 6. Exhibits	54

Signatures	55

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1	— FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(In thousands, except share and
	per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,479,106	$3,037,081
Restricted cash and cash equivalents	171,228	164,315
Accounts receivable, net	968,988	716,919
Inventories	35,634	32,260
Deferred income taxes, net	14,713	61,606
Prepaid expenses and other	51,636	46,726

Total current assets	4,721,305	4,058,907
Property and equipment, net	14,892,790	14,502,197
Deferred financing costs, net	133,882	155,378
Restricted cash and cash equivalents	272,563	645,605
Deferred income taxes, net	9,259	10,423
Leasehold interests in land, net	1,441,023	1,398,840
Intangible assets, net	85,844	89,805
Other assets, net	180,491	183,153

Total assets	$21,737,157	$21,044,308

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$92,953	$113,505
Construction payables	383,489	516,981
Accrued interest payable	13,982	42,625
Other accrued liabilities	1,136,304	1,160,234
Income taxes payable	39,130	—
Current maturities of long-term debt	1,073,484	767,068

Total current liabilities	2,739,342	2,600,413
Other long-term liabilities	79,938	78,240
Deferred income taxes	133,859	115,219
Deferred proceeds from sale of The Shoppes at The Palazzo	266,184	243,928
Deferred gain on sale of The Grand Canal Shoppes	49,076	50,808
Deferred rent from mall transactions	116,712	147,378
Long-term debt	8,985,396	9,373,755

Total liabilities	12,370,507	12,609,741

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	549,651	503,379
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,406,123 and 3,614,923 shares issued and outstanding with warrants to purchase up to 2,178,171 and 22,663,212 shares of common stock	138,018	207,356
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 729,950,068 and 707,507,982 shares issued and outstanding	730	708
Capital in excess of par value	5,564,289	5,444,705
Accumulated other comprehensive income	218,495	129,519
Retained earnings	1,476,466	880,703

Total Las Vegas Sands Corp. stockholders’ equity	7,397,998	6,662,991
Noncontrolling interests	1,419,001	1,268,197

Total equity	8,816,999	7,931,188

Total liabilities and equity	$21,737,157	$21,044,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
	(Unaudited)
Revenues:
Casino	$1,862,272	$1,294,301	$3,526,761	$2,356,071
Rooms	239,696	190,767	471,670	371,549
Food and beverage	146,016	105,079	291,409	197,158
Convention, retail and other	200,642	115,266	365,297	223,481

	2,448,626	1,705,413	4,655,137	3,148,259
Less-promotional allowances	(103,530)	(110,937)	(198,122)	(218,895)

Net revenues	2,345,096	1,594,476	4,457,015	2,929,364

Operating expenses:
Casino	974,413	790,947	1,895,949	1,485,582
Rooms	50,733	34,073	99,186	63,727
Food and beverage	73,135	47,798	144,838	92,101
Convention, retail and other	105,024	65,326	192,269	123,730
Provision for doubtful accounts	23,496	18,711	58,554	35,153
General and administrative	223,561	172,919	434,046	299,178
Corporate expense	42,376	25,954	79,952	49,430
Rental expense	10,034	12,806	23,190	21,504
Pre-opening expense	18,178	50,118	27,649	87,577
Development expense	2,420	676	2,993	833
Depreciation and amortization	206,161	170,694	396,398	323,783
Loss on disposal of assets	7,443	37,679	7,942	38,171

	1,736,974	1,427,701	3,362,966	2,620,769

Operating income	608,122	166,775	1,094,049	308,595
Other income (expense):
Interest income	4,028	2,073	6,075	3,706
Interest expense, net of amounts capitalized	(70,592)	(76,987)	(144,177)	(155,152)
Other income (expense)	1,908	(6,201)	(2,767)	(12,649)
Gain on early retirement of debt	—	961	—	3,137

Income before income taxes	543,466	86,621	953,180	147,637
Income tax expense	(54,374)	(8,073)	(99,585)	(21,275)

Net income	489,092	78,548	853,595	126,362
Net income attributable to noncontrolling interests	(78,455)	(36,741)	(153,635)	(66,974)

Net income attributable to Las Vegas Sands Corp.	410,637	41,807	699,960	59,388
Preferred stock dividends	(19,219)	(23,350)	(38,817)	(46,700)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	(23,136)	(46,272)	(46,272)
Preferred stock inducement and repurchase premiums	(675)	—	(19,108)	—

Net income (loss) attributable to common stockholders	$367,607	$(4,679)	$595,763	$(33,584)

Basic earnings (loss) per share	$0.50	$(0.01)	$0.82	$(0.05)

Diluted earnings (loss) per share	$0.45	$(0.01)	$0.73	$(0.05)

Weighted average shares outstanding:
Basic	728,695,140	660,364,559	726,056,840	660,322,428

Diluted	811,274,706	660,364,559	811,243,195	660,322,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other		Total
	Preferred	Common	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Income	Earnings	Income	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2010	$234,607	$660	$5,114,851	$26,748	$473,833		$1,089,888	$6,940,587
Net income	—	—	—	—	59,388	59,388	66,974	126,362
Currency translation adjustment	—	—	—	(348)	—	(348)	(4,148)	(4,496)

Total comprehensive income						59,040	62,826	121,866
Exercise of stock options	—	1	3,922	—	—		—	3,923
Tax shortfall from stock-based compensation	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	28,718	—	—		1,742	30,460
Deemed contribution from Principal Stockholder	—	—	213	—	—		—	213
Acquisition of remaining shares of noncontrolling interest	—	—	2,345	—	—		(2,345)	—
Dividends declared, net of amounts previously accrued	—	—	—	—	(39,846)		—	(39,846)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(46,272)		—	(46,272)

Balance at June 30, 2010	$234,607	$661	$5,149,854	$26,400	$440,249		$1,152,111	$7,003,882

Balance at January 1, 2011	$207,356	$708	$5,444,705	$129,519	$880,703		$1,268,197	$7,931,188
Net income	—	—	—	—	699,960	699,960	153,635	853,595
Currency translation adjustment	—	—	—	88,976	—	88,976	(128)	88,848

Total comprehensive income						788,936	153,507	942,443
Exercise of stock options	—	1	13,605	—	—		724	14,330
Tax shortfall from stock-based compensation	—	—	(83)	—	—		—	(83)
Stock-based compensation	—	—	32,698	—	—		1,607	34,305
Issuance of restricted stock	—	1	(1)	—	—		—	—
Exercise of warrants	(66,625)	20	73,365	—	—		—	6,760
Repurchase of preferred stock	(2,713)	—	—	—	(2,615)		—	(5,328)
Disposition of interest in majority owned subsidiary	—	—	—	—	—		829	829
Distributions to noncontrolling interests	—	—	—	—	—		(5,863)	(5,863)
Dividends declared, net of amounts previously accrued	—	—	—	—	(31,963)		—	(31,963)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(46,272)		—	(46,272)
Preferred stock inducement premium	—	—	—	—	(16,493)		—	(16,493)

Balance at June 30, 2011	$138,018	$730	$5,564,289	$218,495	$1,476,466		$1,419,001	$8,816,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$853,595	$126,362
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	396,398	323,783
Amortization of leasehold interests in land included in rental expense	23,190	21,504
Amortization of deferred financing costs and original issue discount	23,762	17,530
Amortization of deferred gain and rent	(2,580)	(2,580)
Gain on early retirement of debt	—	(3,137)
Loss on disposal of assets	7,942	38,171
Stock-based compensation expense	33,289	28,932
Provision for doubtful accounts	58,554	35,153
Foreign exchange (gain) loss	2,444	(8,836)
Deferred income taxes	61,255	(6,450)
Non-cash contribution from Principal Stockholder included in corporate expense	—	213
Changes in operating assets and liabilities:
Accounts receivable	(297,370)	(104,581)
Inventories	(3,046)	543
Prepaid expenses and other	1,409	(6,561)
Leasehold interests in land	(22,988)	(17,211)
Accounts payable	(21,416)	36,285
Accrued interest payable	(29,063)	2,464
Income taxes payable	38,038	15,011
Other accrued liabilities	(41,890)	141,310

Net cash generated from operating activities	1,081,523	637,905

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	366,680	22,926
Capital expenditures	(720,696)	(1,127,268)
Proceeds from disposal of property and equipment	4,416	5,647
Acquisition of intangible assets	(575)	(43,305)
Purchases of investments	—	(173,774)

Net cash used in investing activities	(350,175)	(1,315,774)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,330	3,923
Proceeds from exercise of warrants	6,760	—
Dividends paid to preferred stockholders	(38,817)	(46,700)
Distributions to noncontrolling interests	(5,863)	—
Proceeds from long-term debt (Note 3)	—	596,560
Repayments on long-term debt (Note 3)	(259,518)	(1,265,218)
Repurchase of preferred stock	(5,328)	—
Payments of preferred stock inducement premium	(16,493)	—
Payments of deferred financing costs	(57)	(54,365)

Net cash used in financing activities	(304,986)	(765,800)

Effect of exchange rate on cash	15,663	7,088

Increase (decrease) in cash and cash equivalents	442,025	(1,436,581)
Cash and cash equivalents at beginning of period	3,037,081	4,955,416

Cash and cash equivalents at end of period	$3,479,106	$3,518,835

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$149,045	$134,979

Cash payments for taxes, net of refunds	$(5,672)	$150

Changes in construction payables	$(133,492)	$(24,104)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1,016	$1,528

Property and equipment acquired under capital lease	$—	$2,802

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$46,272	$46,272

Acquisition of remaining shares of noncontrolling interest	$—	$2,345

Disposition of interest in majority owned subsidiary	$829	$—

Warrants exercised and settled through tendering of preferred stock	$66,625	$—

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
Pennsylvania
In May 2009, the Company partially opened Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010, a 300-room hotel tower, which opened in May 2011, an arts and cultural center, and the broadcast home of the local PBS affiliate. The Company has initiated construction activities on the remaining components of the integrated resort, which include an approximate 200,000-square-foot retail facility and a 50,000-square-foot multipurpose event center. Sands Bethlehem is also expected to be home to the National Museum of Industrial History. The Company owns 86% of the economic interest of the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC. As of June 30, 2011, the Company has capitalized construction costs of $686.8 million for this project (including $8.8 million in outstanding construction payables). The Company expects to spend approximately $40 million to complete construction of the project, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above.
Macau
The Company currently owns 70.3% of SCL, which includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
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
The Company owns the Four Seasons Hotel Macao, Cotai Striptm (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of June 30, 2011, the Company has capitalized $1.16 billion for the property, including the land premium and $15.3 million in outstanding construction payables. The Company expects to spend approximately $110 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E and pre-opening costs, and to pay outstanding construction payables, as noted above.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. The Marina Bay Sands features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyParktm (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of June 30, 2011, the Company has capitalized 7.59 billion Singapore dollars (“SGD,” approximately $6.15 billion at exchange rates in effect on June 30, 2011) in costs for this project, including the land premium and SGD 228.5 million (approximately $185.2 million at exchange rates in effect on June 30, 2011) in outstanding construction payables. The Company expects to spend approximately SGD 590 million (approximately $478 million at exchange rates in effect on June 30, 2011) on additional costs to complete the construction of the integrated resort, FF&E and other costs, and to pay outstanding construction payables, as noted above. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal.
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
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of June 30, 2011, the Company has capitalized construction costs of $177.7 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Macau
The Company submitted plans to the Macau government for its other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as Sands Cotai Central (formerly referred to as parcels 5 and 6) and parcels 3 and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction activities on these developments and plans to operate the related gaming areas under the Company’s Macau gaming subconcession.
The Company is staging the construction of its Sands Cotai Central integrated resort development. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers, one of which will be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower to be managed by Starwood under its Sheraton Towers brand. The second hotel tower was to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”); however, in March 2011, the Company and Shangri-La mutually agreed to terminate the hotel management agreement. This second tower will now be managed by Hilton Worldwide and InterContinental Hotels Group under their Conrad and Holiday Inn brands, respectively. The Company’s anticipated opening of phase I will be on a progressive schedule starting in the first quarter of 2012 with the opening of parcel 5, which will feature 600 five-star rooms and suites under the Conrad brand along with 1,200 four-star rooms and suites under the Holiday Inn brand. Parcel 5 will also open with a variety of retail offerings, more than 300,000 square feet of meeting space, several food and beverage establishments along with the 106,000 square foot casino and VIP gaming areas. Phase I also includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining dining, entertainment, retail and meeting facilities, and is currently scheduled to open in the third quarter of 2012. Phase II of the project consisting of the second hotel tower on parcel 6, which will feature an additional 2,000 rooms and suites under the Sheraton Towers brand, is projected to open in early 2013. The total cost to complete phases I and II is expected to be approximately $1.9 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. The Company has recommenced construction activities and is currently working with the Macau government to obtain sufficient construction labor for the project. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2011, the Company has capitalized costs of $2.48 billion for the entire project, including the land premium and $164.9 million in outstanding construction payables. The Company’s management agreement with Starwood imposes certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, would allow Starwood to terminate its agreement. See “— Note 9 — Commitments and Contingencies — Other Agreements.” The Company is currently negotiating an amendment to the management agreement with Starwood to provide for new opening timelines.
The Company had commenced pre-construction activities on parcels 7 and 8 and 3, and has capitalized costs of $102.1 million for parcels 7 and 8 and $96.9 million for parcel 3 (including the land premium) as of June 30, 2011. The Company intends to commence construction after Sands Cotai Central is complete, necessary government approvals are obtained (including the land concession, see below), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable. As of June 30, 2011, the Company has capitalized an aggregate of $6.87 billion in construction costs and land premiums for its Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with the $1.75 billion VOL credit facility, the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1), the Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. The Company does not own these land sites in Macau; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. In January 2011, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of June 30, 2011, related to its development on parcels 7 and 8.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. The Company believes that if it is not able to complete the developments by the respective deadlines, it will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If the Company is unable to meet the applicable deadlines and those deadlines are not extended, it could lose its land concessions for parcel 3 or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $96.9 million and $2.48 billion in capitalized construction costs and land premiums, as of June 30, 2011, related to its developments on parcel 3 or Sands Cotai Central, respectively.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through June 30, 2011, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarter ended June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of the Company’s Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.0x for the quarterly periods through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants commencing with the quarterly period ending September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ending September 30, 2011, and then decreases by 0.25x every other quarter until it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending September 30, 2014). If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. A default under the VML credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
The Company held unrestricted and restricted cash and cash equivalents of approximately $3.48 billion and $443.8 million, respectively, as of June 30, 2011. The Company believes the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its developments currently under construction and maintain compliance with the financial covenants of its U.S., Macau and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. The Company has recommenced construction activities at Sands Cotai Central using the proceeds from the $1.75 billion VOL credit facility together with $500.0 million of proceeds from the SCL Offering.
The Company is currently in the process of refinancing its VML and VOL credit facilities. The Company has received lender commitments for $3.7 billion and will have the option to raise incremental senior secured and unsecured debt under existing baskets within the new credit facility. See “— Note 3 — Long-Term Debt” for further disclosure.
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
In June 2011, the Financial Accounting Standards Board issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land and improvements	$436,053	$410,758
Building and improvements	11,482,772	10,881,936
Furniture, fixtures, equipment and leasehold improvements	2,078,752	1,990,721
Transportation	405,740	402,904
Construction in progress	3,208,655	3,147,750

	17,611,972	16,834,069
Less — accumulated depreciation and amortization	(2,719,182)	(2,331,872)

	$14,892,790	$14,502,197

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Sands Cotai Central	$2,364,732	$2,005,386
Four Seasons Macao (principally the Four Seasons Apartments)	387,089	379,161
Marina Bay Sands	84,767	337,835
Sands Bethlehem	52,761	101,960
Other	319,306	323,408

	$3,208,655	$3,147,750

The $319.3 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and costs incurred at the Cotai Strip parcels 3 and 7 and 8.
The final purchase price for The Shoppes at The Palazzo was to be determined in accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Amended Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments. The Company and GGP had entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties continued to work on various matters related to the calculation of NOI. On June 24, 2011, the Company reached a settlement with GGP regarding the Final Purchase Price. Under the terms of the settlement, the Company retained the $295.4 million of proceeds previously received and participates in certain future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $271.0 million (net of $40.4 million of accumulated depreciation) as of June 30, 2011, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, the Company capitalized interest expense of $31.8 million, $62.4 million, $22.7 million and $42.3 million, respectively. During the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, the Company capitalized approximately $5.6 million, $17.0 million, $15.6 million and $31.0 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property and equipment.
The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.
The Company had commenced pre-construction activities on parcels 7 and 8, and has capitalized construction costs of $102.1 million as of June 30, 2011. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. In January 2011, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. In order to obtain the land concession and construct the resort, the Company would need to win its appeal and avoid any future denial of the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of June 30, 2011, related to its development on parcels 7 and 8.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,146,352	$2,157,199
Senior Secured Credit Facility — Delayed Draws I and II	716,711	720,332
6.375% Senior Notes (net of original issue discount of $634 and $720, respectively)	189,078	188,992
Airplane Financings	76,578	78,422
HVAC Equipment Lease	22,145	23,006
Other	3,413	3,868
Macau Related:
VML Credit Facility — Term B	1,465,789	1,483,789
VML Credit Facility — Term B Delayed	570,029	577,029
VOL Credit Facility — Term	749,918	749,930
Ferry Financing	157,504	175,011
Other	470	640
Singapore Related:
Singapore Credit Facility	3,958,995	3,980,435
Other	1,898	2,170

	10,058,880	10,140,823
Less — current maturities	(1,073,484)	(767,068)

Total long-term debt	$8,985,396	$9,373,755

Senior Secured Credit Facility
As of June 30, 2011, the Company had $724.6 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
VML Credit Facility
As of June 30, 2011, the Company has no available borrowing capacity under the VML Credit Facility.
VOL Credit Facility
As of June 30, 2011, the Company had $1.0 billion of available borrowing capacity under the VOL Credit Facility.
VML and VOL Credit Facilities Refinancing
The Company is currently in the process of refinancing its VML and VOL credit facilities. The Company has received lender commitments for $3.7 billion and will have the option to raise incremental senior secured and unsecured debt under existing baskets within the new credit facility. The new credit facility, once entered into, is expected to significantly reduce the Company’s interest expense, extend the Macau debt maturities to 2016, enhance the Company’s financial flexibility and further strengthen its financial position. Proceeds from the new Macau senior secured credit facility coupled with cash on hand will be used to retire the outstanding balances and commitments on the existing VML and VOL credit facilities as well as fund the completion of construction of the first two phases of Sands Cotai Central on the Cotai Strip in Macau. The refinancing is subject to final loan documentation as well as certain Macao Government approvals. The refinancing is expected to close in late 2011 and the Company anticipates recording a loss on modification or extinguishment of debt in conjunction with the refinancing.
Singapore Credit Facility
As of June 30, 2011, the Company had SGD 102.8 million (approximately $83.3 million at exchange rates in effect on June 30, 2011) of available borrowing capacity under the Singapore Credit Facility, net of outstanding banker’s guarantees.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt are as follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Proceeds from Singapore Credit Facility	$—	$596,560

Repayments on Singapore Credit Facility	$(198,940)	$—
Repayments on VML Credit Facility	(25,000)	(375,036)
Repayments on Senior Secured Credit Facility	(14,469)	(795,860)
Repayments on Ferry Financing	(17,508)	(17,493)
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on HVAC Equipment Lease	(861)	(882)
Repayments on FF&E Facility and Other Long-Term Debt	(896)	(17,428)
Repurchase and cancellation of Senior Notes	—	(56,675)

	$(259,518)	$(1,265,218)

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2011, was approximately $9.83 billion, compared to its carrying value of $10.04 billion. As of December 31, 2010, the estimated fair value of the Company’s long-term debt was approximately $9.72 billion, compared to its carrying value of $10.10 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 4 — EQUITY AND EARNINGS (LOSS) PER SHARE
Preferred Stock and Warrants
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock
Board of Directors’		Principal	Dividends Paid to	Total Preferred Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	May 17, 2010	$13,125	$10,225	$23,350

				$46,700

February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598
May 5, 2011	May 16, 2011	$13,125	$6,094	$19,219

				$38,817

August 4, 2011	August 15, 2011	$13,125	$6,015	$19,140
During the six months ended June 30, 2011, holders of preferred stock exercised 1,229,100 warrants to purchase an aggregate of 20,485,036 shares of the Company’s common stock at $6.00 per share and tendered 1,161,500 shares of preferred stock and $6.8 million in cash as settlement of the warrant exercise price. In conjunction with certain of these transactions, the Company paid $16.5 million in premiums to induce the exercise of warrants with settlement through tendering preferred stock. During the six months ended June 30, 2011, the Company also repurchased and retired 47,300 shares of preferred stock for $5.3 million and recorded a $2.6 million repurchase premium as part of the transaction. During the six months ended June 30, 2010, no warrants were exercised and no preferred shares were repurchased and retired.
Accumulated Comprehensive Income and Comprehensive Income
As of June 30, 2011 and December 31, 2010, accumulated comprehensive income consisted solely of foreign currency translation adjustments.
Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$489,092	$78,548	$853,595	$126,362
Currency translation adjustment	56,892	(2,172)	88,848	(4,496)

Total comprehensive income	545,984	76,376	942,443	121,866
Less: comprehensive income attributable to noncontrolling interests	(80,864)	(34,040)	(153,507)	(62,826)

Comprehensive income attributable to Las Vegas Sands Corp.	$465,120	$42,336	$788,936	$59,040

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Noncontrolling Interests
In June 2011, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $3.7 million, which is included in loss on disposal of assets. In addition, during the six months ended June 30, 2011, the Company distributed $5.9 million to certain of its noncontrolling interests.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	728,695,140	660,364,559	726,056,840	660,322,428
Potential dilution from stock options, restricted stock and warrants	82,579,566	—	85,186,355	—

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	811,274,706	660,364,559	811,243,195	660,322,428

Antidilutive stock options, restricted stock and warrants excluded from the calculation of diluted earnings (loss) per share	5,981,719	173,331,327	6,515,362	173,331,327

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
As of June 30, 2011 and December 31, 2010, the Company’s joint ventures had total assets of $101.0 million and $95.3 million, respectively, and total liabilities of $89.9 million and $78.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macau and Singapore. In 2010, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report for tax years 2005 through 2008 proposing certain adjustments, which the Company is appealing. The Company is in the initial stages of the appeals process with the IRS and while the final outcome of these matters is inherently uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by a range between $0 and $23 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals. In the U.S., the Company’s 2009 tax year is also under examination by the IRS. The Company is subject to examination for tax years after 2006 in Macau and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are more or less than the Company’s expected outcome and impact the provision for income taxes.
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

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. In February 2011, the Company entered into an agreement with the Macau government effective through 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on June 30, 2011) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation expense:
Stock options	$9,668	$13,714	$24,969	$28,682
Restricted shares	3,382	125	8,320	250

	$13,050	$13,839	$33,289	$28,932

Compensation cost capitalized as part of property and equipment	$416	$798	$1,016	$1,528

LVSC 2004 Plan:
Stock options granted	30	2,043	260	4,089

Weighted average grant date fair value	$37.19	$25.69	$36.33	$20.62

Restricted shares granted	71	14	691	14

Weighted average grant date fair value	$44.19	$24.94	$47.62	$24.94

SCL Equity Plan:
Stock options granted	2,531	2,500	5,277	20,376

Weighted average grant date fair value	$1.81	$0.88	$1.66	$1.03

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
LVSC 2004 Plan:
Weighted average volatility	95.1%	88.1%	94.4%	92.9%
Expected term (in years)	6.3	6.3	6.3	5.3
Risk-free rate	2.4%	3.0%	2.7%	2.9%
Expected dividends	—	—	—	—
SCL Equity Plan:
Weighted average volatility	68.4%	73.6%	68.7%	73.6%
Expected term (in years)	6.3	5.6	6.3	6.2
Risk-free rate	1.6%	2.0%	1.6%	2.0%
Expected dividends	—	—	—	—
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

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
		Quoted Market	Significant Other	Significant
	Total Carrying	Prices in Active	Observable Inputs	Unobservable Inputs
	Value	Markets (Level 1)	(Level 2)	(Level 3)
As of June 30, 2011
Cash equivalents(1)	$1,993,951	$1,993,951	$—	$—
Interest rate caps(2)	$1,316	$—	$1,316	$—
As of December 31, 2010
Cash equivalents(1)	$2,490,809	$2,490,809	$—	$—
Interest rate caps(2)	$1,617	$—	$1,617	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of June 30, 2011 and December 31, 2010, the Company has 38 and 34 interest rate cap agreements with an aggregate fair value of approximately $1.3 million and $1.6 million, respectively, based on quoted market values from the institutions holding the agreements.

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
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macau resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. As such, the Company is unable at this time to determine the probability of the outcome or range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the “FCPA”). The Company has also been advised by the Department of Justice that it is conducting a similar investigation. It is the Company’s belief that the subpoena may have emanated from allegations contained in the lawsuit filed by Steven C. Jacobs described above. The Company intends to cooperate with the investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
On March 31, 2011, SCL filed an announcement with the SEHK stating that SCL has been informed by the Securities and Futures Commission of Hong Kong (the “SFC”) that SCL is under investigation by the SFC in relation to alleged breaches of the provisions of the Hong Kong Securities and Futures Ordinance and has been requested to produce certain documents. The Company intends to cooperate with the investigation. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which is substantially similar to the Fosbre litigation, discussed above, seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which is pending before the U.S. District Court. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. This case has been consolidated with the Gaines action described below. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson, and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim and Moradi actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Gaines action has been consolidated with the Kohanim action and will be reported as one consolidated matter in the future. The Company intends to defend this matter vigorously.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 22, 2011, John Zaremba filed a shareholder derivative action on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the current members of the Board of Directors, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits, and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Singapore Development Project
In August 2006, the Company entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the Singapore Tourism Board (the “STB”), which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company entered into the SGD 5.44 billion (approximately $4.41 billion at exchange rates in effect on June 30, 2011) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
The Development Agreement permits the Marina Bay Sands to open in stages and in accordance with an agreed upon schedule that runs through September 30, 2011. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. The Company believes it will meet this deadline; however, if it doesn’t, the STB will be entitled to draw on the SGD 192.6 million (approximately $156.1 million at exchange rates in effect on June 30, 2011) security deposit under the Singapore Credit Facility.
Other Agreements
The Company has entered into an agreement with Starwood to manage hotels, as well as brand serviced luxury apart-hotels, on the Company’s Cotai Strip parcels 5 and 6. The management agreement imposes certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays would allow Starwood to terminate its agreement. The Company has recommenced construction activities at Sands Cotai Central and is negotiating an amendment to its management agreement with Starwood to provide for new opening timelines. If negotiations are unsuccessful and Starwood exercises its rights to terminate its agreement, the Company would have to find a new manager and brand for these projects. The Company’s agreement with Starwood related to the sales and marketing of the Las Vegas Condo Tower has been terminated. If the Company is unsuccessful in finding a new brand in Las Vegas, it could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau); and Marina Bay Sands. The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands; Other Development Projects (Sands Cotai Central and Cotai Strip parcels 3 and 7 and 8); and Corporate and Other

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(comprised primarily of airplanes and the Las Vegas Condo Tower). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The information for the three and six months ended June 30, 2010, has been reclassified to conform to the current presentation. The Company’s segment information as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenues:
Macau:
The Venetian Macao	$735,405	$581,032	$1,373,674	$1,130,727
Sands Macao	330,960	302,212	653,753	586,018
Four Seasons Macao	120,757	144,096	292,864	246,440
Other Asia	32,450	28,386	66,223	52,558

	1,219,572	1,055,726	2,386,514	2,015,743
United States:
Las Vegas Operating Properties	332,522	281,219	637,597	611,729
Sands Bethlehem	97,120	68,624	188,150	135,865

	429,642	349,843	825,747	747,594
Marina Bay Sands	737,569	216,393	1,322,494	216,393
Intersegment eliminations	(41,687)	(27,486)	(77,740)	(50,366)

Total net revenues	$2,345,096	$1,594,476	$4,457,015	$2,929,364

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Adjusted Property EBITDA(1)
Macau:
The Venetian Macao	$258,366	$192,829	$486,766	$362,744
Sands Macao	95,573	81,212	188,221	150,973
Four Seasons Macao	37,620	32,999	95,167	52,494
Other Asia	(9,230)	(6,154)	(13,836)	(10,586)

	382,329	300,886	756,318	555,625
United States:
Las Vegas Operating Properties	92,909	65,992	158,074	171,284
Sands Bethlehem	21,039	12,121	43,148	23,089

	113,948	78,113	201,222	194,373
Marina Bay Sands	405,359	94,466	689,830	94,466

Total adjusted property EBITDA	901,636	473,465	1,647,370	844,464
Other Operating Costs and Expenses
Stock-based compensation expense	(6,902)	(8,763)	(15,197)	(14,571)
Corporate expense	(42,376)	(25,954)	(79,952)	(49,430)
Rental expense	(10,034)	(12,806)	(23,190)	(21,504)
Pre-opening expense	(18,178)	(50,118)	(27,649)	(87,577)
Development expense	(2,420)	(676)	(2,993)	(833)
Depreciation and amortization	(206,161)	(170,694)	(396,398)	(323,783)
Loss on disposal of assets	(7,443)	(37,679)	(7,942)	(38,171)

Operating income	608,122	166,775	1,094,049	308,595
Other Non-Operating Costs and Expenses
Interest income	4,028	2,073	6,075	3,706
Interest expense, net of amounts capitalized	(70,592)	(76,987)	(144,177)	(155,152)
Other income (expense)	1,908	(6,201)	(2,767)	(12,649)
Gain on early retirement of debt	—	961	—	3,137
Income tax expense	(54,374)	(8,073)	(99,585)	(21,275)

Net income	$489,092	$78,548	$853,595	$126,362

(1)
Adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, loss on disposal of assets, interest, other income (expense), gain on early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Intersegment Revenues
Macau:
The Venetian Macao	$928	$2,753	$1,823	$5,166
Other Asia	9,582	16,608	17,483	30,433

	10,510	19,361	19,306	35,599
Las Vegas Operating Properties	30,925	7,721	57,985	14,363
Singapore	252	404	449	404

Total intersegment revenues	$41,687	$27,486	$77,740	$50,366

	Six Months Ended
	June 30,
	2011	2010
Capital Expenditures
Corporate and Other	$8,071	$8,759
Macau:
The Venetian Macao	3,431	18,003
Sands Macao	2,070	1,374
Four Seasons Macao	7,660	15,624
Other Asia	4,142	2,409
Other Development Projects	339,172	85,993

	356,475	123,403
United States:
Las Vegas Operating Properties	15,844	9,192
Sands Bethlehem	36,042	22,177

	51,886	31,369
Marina Bay Sands	304,264	963,737

Total capital expenditures	$720,696	$1,127,268

	June 30,	December 31,
	2011	2010
Total Assets
Corporate and Other	$1,342,991	$1,574,180
Macau:
The Venetian Macao	3,634,032	3,194,598
Sands Macao	468,997	483,678
Four Seasons Macao	1,124,745	1,155,243
Other Asia	356,285	370,525
Other Development Projects	3,168,339	3,140,905

	8,752,398	8,344,949
United States:
Las Vegas Operating Properties	3,997,235	3,966,754
Sands Bethlehem	814,513	757,993

	4,811,748	4,724,747
Marina Bay Sands	6,830,020	6,400,432

Total assets	$21,737,157	$21,044,308

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	June 30,	December 31,
	2011	2010
Total Long-Lived Assets
Corporate and Other	$307,776	$308,438
Macau:
The Venetian Macao	2,048,482	2,138,419
Sands Macao	300,958	315,380
Four Seasons Macao	1,006,648	1,024,302
Other Asia	223,236	230,640
Other Development Projects	2,679,949	2,303,959

	6,259,273	6,012,700
United States:
Las Vegas Operating Properties	3,324,056	3,429,997
Sands Bethlehem	625,797	608,021

	3,949,853	4,038,018
Marina Bay Sands	5,816,911	5,541,881

Total long-lived assets	$16,333,813	$15,901,037

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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $4.8 million (consisting of $271.0 million of property and equipment, offset by $266.2 million of liabilities consisting of deferred proceeds from the sale) and $38.0 million (consisting of $282.1 million of property and equipment, offset by $244.1 million of liabilities consisting of deferred proceeds from the sale) as of June 30, 2011 and December 31, 2010, respectively, and a net loss (consisting primarily of depreciation expense) of $11.1 million for the three and six months ended June 30, 2011, and $3.7 million and $7.4 million for the three and six months ended June 30, 2010, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.
The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, is as follows (in thousands):

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Condensed Consolidating Balance Sheets
June 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$898,445	$527,972	$2,052,689	$—	$3,479,106
Restricted cash and cash equivalents	—	417	170,811	—	171,228
Intercompany receivables	89,797	66,887	24,320	(181,004)	—
Accounts receivable, net	1,356	183,668	784,415	(451)	968,988
Inventories	2,448	12,296	20,890	—	35,634
Deferred income taxes, net	—	23,777	306	(9,370)	14,713
Prepaid expenses and other	9,512	6,824	35,300	—	51,636

Total current assets	1,001,558	821,841	3,088,731	(190,825)	4,721,305
Property and equipment, net	132,171	3,468,373	11,292,246	—	14,892,790
Investment in subsidiaries	7,150,809	5,690,170	—	(12,840,979)	—
Deferred financing costs, net	688	25,189	108,005	—	133,882
Restricted cash and cash equivalents	—	4,307	268,256	—	272,563
Intercompany receivables	30,815	112,041	—	(142,856)	—
Intercompany notes receivable	—	724,122	—	(724,122)	—
Deferred income taxes, net	44,608	—	—	(35,349)	9,259
Leasehold interests in land, net	—	—	1,441,023	—	1,441,023
Intangible assets, net	690	—	85,154	—	85,844
Other assets, net	113	24,992	155,386	—	180,491

Total assets	$8,361,452	$10,871,035	$16,438,801	$(13,934,131)	$21,737,157

Accounts payable	$10,487	$23,859	$59,058	$(451)	$92,953
Construction payables	33	1,888	381,568	—	383,489
Intercompany payables	24,320	89,797	66,887	(181,004)	—
Accrued interest payable	4,623	1,043	8,316	—	13,982
Other accrued liabilities	12,843	176,716	946,745	—	1,136,304
Income taxes payable	4,970	3	34,157	—	39,130
Deferred income taxes	9,370	—	—	(9,370)	—
Current maturities of long-term debt	3,688	30,583	1,039,213	—	1,073,484

Total current liabilities	70,334	323,889	2,535,944	(190,825)	2,739,342
Other long-term liabilities	26,761	10,552	42,625	—	79,938
Intercompany payables	54,739	—	88,117	(142,856)	—
Intercompany notes payable	—	—	724,122	(724,122)	—
Deferred income taxes	—	35,489	133,719	(35,349)	133,859
Deferred amounts related to mall transactions	—	431,972	—	—	431,972
Long-term debt	261,969	2,854,624	5,868,803	—	8,985,396

Total liabilities	413,803	3,656,526	9,393,330	(1,093,152)	12,370,507

Preferred stock issued to Principal Stockholder’s family	549,651	—	—	—	549,651
Total Las Vegas Sands Corp. stockholders’ equity	7,397,998	7,214,104	5,626,875	(12,840,979)	7,397,998
Noncontrolling interests	—	405	1,418,596	—	1,419,001

Total equity	7,397,998	7,214,509	7,045,471	(12,840,979)	8,816,999

Total liabilities and equity	$8,361,452	$10,871,035	$16,438,801	$(13,934,131)	$21,737,157

Las Vegas Sands Corp.
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

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$105,123	$1,757,149	$—	$1,862,272
Rooms	—	112,931	126,765	—	239,696
Food and beverage	—	47,573	98,443	—	146,016
Convention, retail and other	—	69,156	166,066	(34,580)	200,642

	—	334,783	2,148,423	(34,580)	2,448,626
Less-promotional allowances	(172)	(16,217)	(86,772)	(369)	(103,530)

Net revenues	(172)	318,566	2,061,651	(34,949)	2,345,096

Operating expenses:
Casino	—	59,818	915,146	(551)	974,413
Rooms	—	33,981	16,752	—	50,733
Food and beverage	—	23,354	51,289	(1,508)	73,135
Convention, retail and other	—	21,561	89,230	(5,767)	105,024
Provision for doubtful accounts	—	495	23,001	—	23,496
General and administrative	—	63,702	159,994	(135)	223,561
Corporate expense	37,069	83	32,212	(26,988)	42,376
Rental expense	—	—	10,034	—	10,034
Pre-opening expense	—	15	18,163	—	18,178
Development expense	2,420	—	—	—	2,420
Depreciation and amortization	4,478	63,800	137,883	—	206,161
(Gain) loss on disposal of assets	7,663	2,082	(2,302)	—	7,443

	51,630	268,891	1,451,402	(34,949)	1,736,974

Operating income (loss)	(51,802)	49,675	610,249	—	608,122
Other income (expense):
Interest income	2,531	27,179	1,301	(26,983)	4,028
Interest expense, net of amounts capitalized	(3,450)	(22,862)	(71,263)	26,983	(70,592)
Other income	—	989	919	—	1,908
Income from equity investments in subsidiaries	442,863	368,364	—	(811,227)	—

Income before income taxes	390,142	423,345	541,206	(811,227)	543,466
Income tax benefit (expense)	20,495	(17,969)	(56,900)	—	(54,374)

Net income	410,637	405,376	484,306	(811,227)	489,092
Net income attributable to noncontrolling interests	—	(1,292)	(77,163)	—	(78,455)

Net income attributable to Las Vegas Sands Corp.	$410,637	$404,084	$407,143	$(811,227)	$410,637

Las Vegas Sands Corp.
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

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$188,246	$3,338,515	$—	$3,526,761
Rooms	—	225,805	245,865	—	471,670
Food and beverage	—	97,880	193,529	—	291,409
Convention, retail and other	—	133,699	296,125	(64,527)	365,297

	—	645,630	4,074,034	(64,527)	4,655,137
Less-promotional allowances	(335)	(33,843)	(163,168)	(776)	(198,122)

Net revenues	(335)	611,787	3,910,866	(65,303)	4,457,015

Operating expenses:
Casino	—	124,186	1,772,891	(1,128)	1,895,949
Rooms	—	66,229	32,957	—	99,186
Food and beverage	—	46,950	100,852	(2,964)	144,838
Convention, retail and other	—	42,714	159,812	(10,257)	192,269
Provision for doubtful accounts	—	6,591	51,963	—	58,554
General and administrative	—	124,434	309,967	(355)	434,046
Corporate expense	70,049	138	60,364	(50,599)	79,952
Rental expense	—	—	23,190	—	23,190
Pre-opening expense	—	15	27,634	—	27,649
Development expense	2,993	—	—	—	2,993
Depreciation and amortization	8,661	116,613	271,124	—	396,398
(Gain) loss on disposal of assets	7,663	2,027	(1,748)	—	7,942

	89,366	529,897	2,809,006	(65,303)	3,362,966

Operating income (loss)	(89,701)	81,890	1,101,860	—	1,094,049
Other income (expense):
Interest income	3,088	52,454	2,593	(52,060)	6,075
Interest expense, net of amounts capitalized	(6,900)	(45,934)	(143,403)	52,060	(144,177)
Other income (expense)	—	272	(3,039)	—	(2,767)
Income from equity investments in subsidiaries	771,802	646,086	—	(1,417,888)	—

Income before income taxes	678,289	734,768	958,011	(1,417,888)	953,180
Income tax benefit (expense)	21,671	(27,021)	(94,235)	—	(99,585)

Net income	699,960	707,747	863,776	(1,417,888)	853,595
Net income attributable to noncontrolling interests	—	(1,292)	(152,343)	—	(153,635)

Net income attributable to Las Vegas Sands Corp.	$699,960	$706,455	$711,433	$(1,417,888)	$699,960

Las Vegas Sands Corp.
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

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(82,787)	$139,097	$1,025,213	$—	$1,081,523

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	—	2,071	364,609	—	366,680
Capital expenditures	(6,898)	(16,951)	(696,847)	—	(720,696)
Proceeds from disposal of property and equipment	—	—	4,416	—	4,416
Acquisition of intangible assets	(100)	—	(475)	—	(575)
Notes receivable to non-guarantor subsidiaries	—	(34,171)	—	34,171	—
Dividends from Guarantor Subsidiaries	49,078	—	—	(49,078)	—
Dividends from non-guarantor subsidiaries	—	41,400	—	(41,400)	—
Capital contributions to subsidiaries	(50,000)	—	—	50,000	—

Net used in investing activities	(7,920)	(7,651)	(328,297)	(6,307)	(350,175)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,030	—	1,300	—	14,330
Proceeds from exercise of warrants	6,760	—	—	—	6,760
Dividends paid to preferred stockholders	(38,817)	—	—	—	(38,817)
Dividends paid to Las Vegas Sands Corp.	—	(49,078)	—	49,078	—
Dividends paid to Guarantor Subsidiaries	—	—	(41,400)	41,400	—
Distributions to noncontrolling interests	—	(1,292)	(4,571)	—	(5,863)
Capital contributions received	—	50,000	—	(50,000)	—
Borrowings from Guarantor Subsidiaries	—	—	34,171	(34,171)	—
Repayments on Singapore credit facility	—	—	(198,940)	—	(198,940)
Repayments on VML credit facility	—	—	(25,000)	—	(25,000)
Repayments on senior secured credit facility	—	(14,469)	—	—	(14,469)
Repayments on ferry financing	—	—	(17,508)	—	(17,508)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease	—	(861)	—	—	(861)
Repayments on FF&E facility and other long-term debt	—	—	(896)	—	(896)
Repurchase of preferred stock	(5,328)	—	—	—	(5,328)
Payments of preferred stock inducement premium	(16,493)	—	—	—	(16,493)
Payments of deferred financing costs	—	—	(57)	—	(57)

Net cash used in financing activities	(42,692)	(15,700)	(252,901)	6,307	(304,986)

Effect of exchange rate on cash	—	—	15,663	—	15,663

Increase (decrease) in cash and cash equivalents	(133,399)	115,746	459,678	—	442,025
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$898,445	$527,972	$2,052,689	$—	$3,479,106

Las Vegas Sands Corp.
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(60,730)	$190,889	$507,746	$—	$637,905

Cash flows from investing activities:
Changes in restricted cash	—	159	22,767	—	22,926
Capital expenditures	(5,246)	(12,545)	(1,109,477)	—	(1,127,268)
Proceeds from disposal of property and equipment	—	745	4,902	—	5,647
Acquisition of intangible assets	—	—	(43,305)	—	(43,305)
Purchases of investments	—	—	(173,774)	—	(173,774)
Notes receivable to non-guarantor subsidiaries	—	(72,723)	—	72,723	—
Dividends from Guarantor Subsidiaries	3,042,483	—	—	(3,042,483)	—
Dividends from non-guarantor subsidiaries	—	23,400	—	(23,400)	—
Capital contributions to subsidiaries	(2,700,000)	(16,500)	—	2,716,500	—

Net cash generated from (used in) investing activities	337,237	(77,464)	(1,298,887)	(276,660)	(1,315,774)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,923	—	—	—	3,923
Dividends paid to preferred stockholders	(46,700)	—	—	—	(46,700)
Dividends paid to Las Vegas Sands Corp.	—	(3,042,483)	—	3,042,483	—
Dividends paid to Guarantor Subsidiaries	—	—	(23,400)	23,400	—
Capital contributions received	—	2,700,000	16,500	(2,716,500)	—
Borrowings from Guarantor Subsidiaries	—	—	72,723	(72,723)	—
Proceeds from Singapore credit facility	—	—	596,560	—	596,560
Repayments on senior secured credit facility	—	(795,860)	—	—	(795,860)
Repayments on VML credit facility	—	—	(375,036)	—	(375,036)
Repurchase and cancellation of senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(17,493)	—	(17,493)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease	—	(882)	—	—	(882)
Repayments on FF&E facility and other long-term debt	—	(16,700)	(728)	—	(17,428)
Payments of deferred financing costs	—	—	(54,365)	—	(54,365)

Net cash generated from (used in) financing activities	(101,296)	(1,155,925)	214,761	276,660	(765,800)

Effect of exchange rate on cash	—	—	7,088	—	7,088

Increase (decrease) in cash and cash equivalents	175,211	(1,042,500)	(569,292)	—	(1,436,581)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$429,467	$1,991,125	$1,098,243	$—	$3,518,835

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Approximately 72.0% and 63.4% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2011 and 2010, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 28.0% and 36.6%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
In May 2009, we partially opened the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010, our 300-room hotel tower, which opened in May 2011, an arts and cultural center, and the broadcast home of the local PBS affiliate. We have initiated construction activities on the remaining components of the integrated resort, which include an approximate 200,000-square-foot retail facility and a 50,000-square-foot multipurpose event center. Sands Bethlehem is also expected to be home to the National Museum of Industrial History. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 91.2% and 91.1% of the gross revenue at Sands Bethlehem for the six months ended June 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from food and beverage services and other non-gaming sources.

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
We own and operate the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao includes approximately 197,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.7% and 94.4% of the gross revenue at the Sands Macao for the six months ended June 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Striptm in Macau. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 84.7% and 82.8% of the gross revenue at The Venetian Macao for the six months ended June 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from room revenues and other non-gaming sources.
We own the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Striptm (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. Approximately 84.6% and 85.5% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from mall revenues, room revenues and other non-gaming sources.
Singapore
We own and operate the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. Marina Bay Sands features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyParktm (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.3 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of June 30, 2011, we have capitalized 7.59 billion Singapore dollars (“SGD,” approximately $6.15 billion at exchange rates in effect on June 30, 2011) in costs for this project, including the land premium and SGD 228.5 million (approximately $185.2 million at exchange rates in effect on June 30, 2011) in outstanding construction payables. We expect to spend approximately SGD 590 million (approximately $478 million at exchange rates in effect on June 30, 2011) on additional costs to complete the integrated resort, FF&E and other costs, and to pay outstanding construction payables, as noted above. As we have obtained Singapore-denominated financing and primarily pay our costs in Singapore dollars, our exposure to foreign exchange gains and losses is expected to be minimal.
Approximately 76.1% of the gross revenue at the Marina Bay Sands for the six months ended June 30, 2011, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services and other non-gaming sources.
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

United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of June 30, 2011, we have capitalized construction costs of $177.7 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as Sands Cotai Central (formerly referred to as parcels 5 and 6) and parcels 3 and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction activities on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Sands Cotai Central — We are staging the construction of the Sands Cotai Central integrated resort. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment and dining facilities, exhibition and conference facilities and a multipurpose theater. Phase I of the project is expected to include two hotel towers, one of which will be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton brand, as well as completion of the structural work of an adjacent hotel tower to be managed by Starwood under its Sheraton Towers brand. The second hotel tower was to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”); however, in March 2011, we mutually agreed with Shangri-La to terminate the hotel management agreement. This second tower will now be managed by Hilton Worldwide and InterContinental Hotels Group under their Conrad and Holiday Inn brands, respectively. Our anticipated opening of phase I will be on a progressive schedule starting in the first quarter of 2012 with the opening of parcel 5, which will feature 600 five-star rooms and suites under the Conrad brand along with 1,200 four-star rooms and suites under the Holiday Inn brand. Parcel 5 will also open with a variety of retail offerings, more than 300,000 square feet of meeting space, several food and beverage establishments along with the 106,000 square foot casino and VIP gaming areas. Phase I also includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining dining, entertainment, retail and meeting facilities, and is currently scheduled to open in the third quarter of 2012. Phase II of the project consisting of the second hotel tower on parcel 6, which will feature an additional 2,000 rooms and suites under the Sheraton Towers brand, is projected to open in early 2013. The total cost to complete phases I and II is expected to be approximately $1.9 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower to be managed by Starwood under its St. Regis brand and the total cost to complete is expected to be approximately $450 million. We are currently working with the Macau government to obtain sufficient construction labor for the project. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2011, we have capitalized costs of $2.48 billion for the entire project, including the land premium and $164.9 million in outstanding construction payables. Our management agreement with Starwood imposes certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, would allow Starwood to terminate its agreement. We are currently negotiating an amendment to the management agreement with Starwood to provide for new opening timelines.

•
Parcels 7 and 8 — If we are successful in winning our appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), the related integrated resort is expected to be similar in size and scope to the Sands Cotai Central integrated resort. We had commenced pre-construction activities and have capitalized construction costs of $102.1 million as of June 30, 2011. We intend to commence construction after Sands Cotai Central and the integrated resort on parcel 3 is complete, necessary government approvals are obtained (including the land concession), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction activities and have capitalized costs of $96.9 million, including the land premium, as of June 30, 2011. We intend to commence construction after the Sands Cotai Central is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable. As of June 30, 2011, we have capitalized an aggregate of $6.87 billion in construction costs and land premiums for our Cotai Strip developments, including The Venetian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with the $1.75 billion VOL credit facility, we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.
We are currently in the process of refinancing our VML and VOL credit facilities. We have received lender commitments for $3.7 billion and will have the option to raise incremental senior secured and unsecured debt under existing baskets within the new credit facility. See “— Liquidity and Capital Resources — Development Financing Strategy” for further disclosure.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. We have received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. We do not own these land sites in Macau; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. During December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. In January 2011, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $102.1 million in capitalized construction costs, as of June 30, 2011, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadlines and those deadlines are not extended, we could lose our land concessions for parcel 3 or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $96.9 million and $2.48 billion in capitalized costs and land premiums, as of June 30, 2011, related to our developments on parcel 3 or Sands Cotai Central, respectively.
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
There were no newly identified significant accounting estimates during the six months ended June 30, 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our 2010 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Net revenues	$2,345,096	$1,594,476	47.1%	$4,457,015	$2,929,364	52.1%
Operating expenses	1,736,974	1,427,701	21.7%	3,362,966	2,620,769	28.3%
Operating income	608,122	166,775	264.6%	1,094,049	308,595	254.5%
Income before income taxes	543,466	86,621	527.4%	953,180	147,637	545.6%
Net income	489,092	78,548	522.7%	853,595	126,362	575.5%
Net income attributable to Las Vegas Sands Corp.	410,637	41,807	882.2%	699,960	59,388	1,078.6%

	Percent of Net Revenues
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Operating expenses	74.1%	89.5%	75.5%	89.5%
Operating income	25.9%	10.5%	24.5%	10.5%
Income before income taxes	23.2%	5.4%	21.4%	5.0%
Net income	20.9%	4.9%	19.2%	4.3%
Net income attributable to Las Vegas Sands Corp.	17.5%	2.6%	15.7%	2.0%
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games in Las Vegas have produced a trailing 12-month win percentage (calculated before discounts) of 16.0%. Slot machines in Las Vegas and Pennsylvania have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 7.2%, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis, whereas in Las Vegas, approximately 69.5% of our table games play for the six months ended June 30, 2011, was conducted on a credit basis. In Pennsylvania, our table games play, which commenced in July 2010, was primarily conducted on a cash basis. We expect to increase the credit extended to our players as operations ramp up at Sands Bethlehem.
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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.9%, 20.3% and 32.5% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Our slot machines have produced a trailing 12-month hold percentage of 6.9%, 6.0% and 6.2% at The Venetian Macao, Sands Macao and Four Seasons Macao, respectively. Actual win may vary from the trailing 12-month win and hold percentages. In Macau, 25.0% of our table games play was conducted on a credit basis for the six months ended June 30, 2011. This percentage is expected to increase as we continue to extend credit to our premium players and junket operators for table games play. In Singapore, 34.4% of table games play was conducted on a credit basis for the six months ended June 30, 2011. This percentage is expected to increase as we increase the credit extended to our premium players and as our operations ramp up at Marina Bay Sands.
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
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$1,862,272	$1,294,301	43.9%
Rooms	239,696	190,767	25.6%
Food and beverage	146,016	105,079	39.0%
Convention, retail and other	200,642	115,266	74.1%

	2,448,626	1,705,413	43.6%
Less — promotional allowances	(103,530)	(110,937)	6.7%

Total net revenues	$2,345,096	$1,594,476	47.1%

Consolidated net revenues were $2.35 billion for the three months ended June 30, 2011, an increase of $750.6 million as compared to $1.59 billion for the three months ended June 30, 2010. The increase in net revenues was driven by an increase of $521.2 million at Marina Bay Sands, which opened in April 2010, as well as increases at our Macau and U.S. operations.

Casino revenues increased $568.0 million as compared to the three months ended June 30, 2010. Of the increase, $403.8 million was attributable to Marina Bay Sands, as well as a $134.9 million increase at our Macau operations driven by an increase in Rolling Chip volume and Rolling Chip win percentage at The Venetian Macao. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$648,471	$506,051	28.1%
Non-Rolling Chip drop	$1,024,247	$897,672	14.1%
Non-Rolling Chip win percentage	25.6%	24.8%	0.8	pts
Rolling Chip volume	$13,369,929	$9,765,626	36.9%
Rolling Chip win percentage	3.46%	3.36%	0.10	pts
Slot handle	$858,244	$701,575	22.3%
Slot hold percentage	6.7%	7.1%	(0.4	)pts
Sands Macao
Total casino revenues	$323,731	$297,069	9.0%
Non-Rolling Chip drop	$713,485	$603,581	18.2%
Non-Rolling Chip win percentage	20.0%	20.7%	(0.7	)pts
Rolling Chip volume	$7,753,323	$7,220,885	7.4%
Rolling Chip win percentage	2.98%	3.05%	(0.07	)pts
Slot handle	$462,617	$406,624	13.8%
Slot hold percentage	5.8%	5.5%	0.3	pts
Four Seasons Macao
Total casino revenues	$98,312	$132,543	(25.8)%
Non-Rolling Chip drop	$96,929	$95,553	1.4%
Non-Rolling Chip win percentage	37.6%	28.4%	9.2	pts
Rolling Chip volume	$3,355,650	$4,844,991	(30.7)%
Rolling Chip win percentage	2.25%	3.07%	(0.82	)pts
Slot handle	$200,577	$107,550	86.5%
Slot hold percentage	5.4%	5.6%	(0.2	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$105,123	$102,902	2.2%
Table games drop	$422,213	$417,129	1.2%
Table games win percentage	20.0%	13.8%	6.2	pts
Slot handle	$411,515	$670,779	(38.7)%
Slot hold percentage	8.8%	7.8%	1.0	pts
Sands Bethlehem
Total casino revenues	$92,019	$64,958	41.7%
Table games drop	$151,541	$—	—%
Table games win percentage	14.0%	—%	—	pts
Slot handle	$947,870	$947,350	0.1%
Slot hold percentage	7.2%	6.9%	0.3	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$594,617	$190,778	211.7%
Non-Rolling Chip drop	$1,114,463	$538,296	107.0%
Non-Rolling Chip win percentage	22.5%	21.5%	1.0	pts
Rolling Chip volume	$12,228,811	$3,883,995	214.9%
Rolling Chip win percentage	2.99%	2.18%	0.81	pts
Slot handle	$2,380,655	$482,326	393.6%
Slot hold percentage	5.4%	7.5%	(2.1	)pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $48.9 million as compared to the three months ended June 30, 2010. The increase in room revenues was attributable to $51.9 million from the Marina Bay Sands, partially offset by a decrease at our Las Vegas Operating Properties driven by reduced occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2011	2010	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$51,388	$47,782	7.5%
Average daily room rate	$223	$203	9.9%
Occupancy rate	89.7%	91.9%	(2.2	)pts
Revenue per available room	$200	$187	7.0%
Sands Macao
Total room revenues	$5,579	$6,236	(10.5)%
Average daily room rate	$242	$245	(1.2)%
Occupancy rate	88.0%	97.8%	(9.8	)pts
Revenue per available room	$213	$239	(10.9)%
Four Seasons Macao
Total room revenues	$7,552	$6,921	9.1%
Average daily room rate	$323	$298	8.4%
Occupancy rate	67.8%	69.1%	(1.3	)pts
Revenue per available room	$219	$206	6.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$112,931	$120,169	(6.0)%
Average daily room rate	$200	$192	4.2%
Occupancy rate	88.8%	97.8%	(9.0	)pts
Revenue per available room	$177	$187	(5.4)%
Sands Bethlehem
Total room revenues	$659	$—	—%
Average daily room rate	$168	$—	—%
Occupancy rate	49.1%	—%	—	pts
Revenue per available room	$83	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$61,588	$9,659	537.6%
Average daily room rate	$295	$226	30.5%
Occupancy rate	90.8%	54.9%	35.9	pts
Revenue per available room	$268	$124	116.1%
Food and beverage revenues increased $40.9 million as compared to the three months ended June 30, 2010. The increase was primarily due to a $32.0 million increase at the Marina Bay Sands and a $7.0 million increase at our Las Vegas Operating Properties driven by increased banquet activities.
Convention, retail and other revenues increased $85.4 million as compared to the three months ended June 30, 2010. The increase was primarily due to a $60.8 million increase at the Marina Bay Sands, an $8.8 million increase at the Four Seasons Macao and a $5.8 million increase at The Venetian Macao.
Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$974,413	$790,947	23.2%
Rooms	50,733	34,073	48.9%
Food and beverage	73,135	47,798	53.0%
Convention, retail and other	105,024	65,326	60.8%
Provision for doubtful accounts	23,496	18,711	25.6%
General and administrative	223,561	172,919	29.3%
Corporate expense	42,376	25,954	63.3%
Rental expense	10,034	12,806	(21.6)%
Pre-opening expense	18,178	50,118	(63.7)%
Development expense	2,420	676	258.0%
Depreciation and amortization	206,161	170,694	20.8%
Loss on disposal of assets	7,443	37,679	(80.2)%

Total operating expenses	$1,736,974	$1,427,701	21.7%

Operating expenses were $1.74 billion for the three months ended June 30, 2011, an increase of $309.3 million as compared to $1.43 billion for the three months ended June 30, 2010. The increase in operating expenses was primarily attributable to the opening of Marina Bay Sands in April 2010.
Casino expenses increased $183.5 million as compared to the three months ended June 30, 2010. Of the increase, $110.7 million was attributable to the Marina Bay Sands and $60.9 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations.
Room, food and beverage and convention, retail and other expenses increased $16.7 million, $25.3 million and $39.7 million, respectively, as compared to the three months ended June 30, 2010. The increases in room and food and beverage expenses were primarily attributable to the Marina Bay Sands and our Las Vegas Operating Properties. The increase in convention, retail and other expenses was driven by the Marina Bay Sands and our Macau operations.
The provision for doubtful accounts was $23.5 million for the three months ended June 30, 2011, compared to $18.7 million for the three months ended June 30, 2010. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $50.6 million as compared to the three months ended June 30, 2010, primarily attributable to $44.1 million at the Marina Bay Sands.
Corporate expenses increased $16.4 million as compared to the three months ended June 30, 2010. The increase was primarily due to higher incentive compensation expenses, driven by stock-based compensation, as well as increased legal, transportation and recruitment expenses.
Pre-opening expenses were $18.2 million for the three months ended June 30, 2011, compared to $50.1 million for the three months ended June 30, 2010. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2011, were primarily related to activities at Sands Cotai Central. Pre-opening expenses for the three months ended June 30, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work at Sands Cotai Central.
Depreciation and amortization expense increased $35.5 million as compared to the three months ended June 30, 2010. The increase was primarily the result of the Marina Bay Sands, which contributed $36.2 million, partially offset by decreases at our Macau properties due to certain assets being fully depreciated.
Loss on disposal of assets was $7.4 million for the three months ended June 30, 2011, compared to $37.7 million for the three months ended June 30, 2010. The losses incurred for the three months ended June 30, 2011, related to the disposition of one of our majority owned subsidiaries as well as the disposition of construction materials in Macau. The losses incurred for the three months ended June 30, 2010 were due to the disposition of construction materials in Macau and Las Vegas.
Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, loss on disposal of assets, interest, other income (expense), gain on early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended June 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$258,366	$192,829	34.0%
Sands Macao	95,573	81,212	17.7%
Four Seasons Macao	37,620	32,999	14.0%
Other Asia	(9,230)	(6,154)	(50.0)%

	382,329	300,886	27.1%
United States:
Las Vegas Operating Properties	92,909	65,992	40.8%
Sands Bethlehem	21,039	12,121	73.6%

	113,948	78,113	45.9%
Marina Bay Sands	405,359	94,466	329.1%

Total adjusted property EBITDA	$901,636	$473,465	90.4%

Adjusted property EBITDA at our Macau properties increased $81.4 million as compared to the three months ended June 30, 2010, led by an increase of $65.5 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $163.9 million, partially offset by an increase of $60.9 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $26.9 million as compared to the three months ended June 30, 2010. As previously described, the increase was primarily attributable to an increase in net revenues of $29.2 million (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses as a result of higher revenues.
Adjusted property EBITDA at Sands Bethlehem increased $8.9 million as compared to the three months ended June 30, 2010. The increase was driven by the commencement of table games operations in July 2010.
Adjusted property EBITDA at Marina Bay Sands, which opened in April 2010, does not have a comparable prior-year period as the property was only open for 65 days in the three months ended June 30, 2010.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$102,349	$99,657
Less — capitalized interest	(31,757)	(22,670)

Interest expense, net	$70,592	$76,987

Cash paid for interest	$99,920	$85,500
Weighted average total debt balance	$10,156,397	$10,679,714
Weighted average interest rate	4.0%	3.7%
Interest cost increased $2.7 million as compared to the three months ended June 30, 2010, resulting from an increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balances. Capitalized interest increased $9.1 million as compared to the three months ended June 30, 2010, primarily due to the recommencement of activities at Sands Cotai Central in Macau and the increase in the weighted average interest rate.
Other Factors Effecting Earnings
Other income was $1.9 million for the three months ended June 30, 2011, as compared to other expense of $6.2 million for the three months ended June 30, 2010. The other income and expense amounts in both periods were primarily attributable to foreign exchange gains and losses, principally in Macau.
Our effective income tax rate was 10.0% for the three months ended June 30, 2011, as compared to 9.3% for the three months ended June 30, 2010. The effective income tax rate for the three months ended June 30, 2011, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable deferred tax assets in the U.S. and certain foreign jurisdictions, which unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $78.5 million for the three months ended June 30, 2011, as compared to $36.7 million for the three months ended June 30, 2010, and was primarily attributable to the noncontrolling interest of SCL for both periods.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$3,526,761	$2,356,071	49.7%
Rooms	471,670	371,549	26.9%
Food and beverage	291,409	197,158	47.8%
Convention, retail and other	365,297	223,481	63.5%

	4,655,137	3,148,259	47.9%
Less — promotional allowances	(198,122)	(218,895)	9.5%

Total net revenues	$4,457,015	$2,929,364	52.1%

Consolidated net revenues were $4.46 billion for the six months ended June 30, 2011, an increase of $1.53 billion as compared to $2.93 billion for the six months ended June 30, 2010. The increase in net revenues was driven by a $1.11 billion increase at Marina Bay Sands, which opened in April 2010, as well as increases at our Macau and Sands Bethlehem operations.
Casino revenues increased $1.17 billion as compared to the six months ended June 30, 2010. Of the increase, $868.2 million was attributable to Marina Bay Sands, as well as a $321.6 million increase at our Macau operations driven primarily by an increase in Rolling Chip volume and Non-Rolling Chip drop at The Venetian Macao and Sands Macao. The increase was partially offset by our Las Vegas Operating Properties driven by decreases in win percentage, drop and handle. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$1,201,888	$980,806	22.5%
Non-Rolling Chip drop	$2,004,851	$1,819,603	10.2%
Non-Rolling Chip win percentage	26.7%	25.0%	1.7	pts
Rolling Chip volume	$25,758,907	$19,815,304	30.0%
Rolling Chip win percentage	3.09%	3.14%	(0.05	)pts
Slot handle	$1,601,315	$1,372,324	16.7%
Slot hold percentage	6.8%	7.2%	(0.4	)pts
Sands Macao
Total casino revenues	$639,405	$575,014	11.2%
Non-Rolling Chip drop	$1,402,165	$1,193,077	17.5%
Non-Rolling Chip win percentage	20.2%	20.5%	(0.3	)pts
Rolling Chip volume	$16,022,704	$13,627,818	17.6%
Rolling Chip win percentage	2.86%	3.11%	(0.25	)pts
Slot handle	$898,482	$769,128	16.8%
Slot hold percentage	6.2%	5.8%	0.4	pts

	Six Months Ended June 30,
	2011	2010	Change
	(Dollars in thousands)
Four Seasons Macao
Total casino revenues	$259,135	$222,996	16.2%
Non-Rolling Chip drop	$179,372	$194,564	(7.8)%
Non-Rolling Chip win percentage	38.8%	26.8%	12.0	pts
Rolling Chip volume	$7,303,613	$8,562,932	(14.7)%
Rolling Chip win percentage	3.14%	2.81%	0.33	pts
Slot handle	$388,081	$256,310	51.4%
Slot hold percentage	5.9%	5.6%	0.3	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$188,246	$258,248	(27.1)%
Table games drop	$898,795	$964,172	(6.8)%
Table games win percentage	16.5%	19.2%	(2.7	)pts
Slot handle	$818,864	$1,308,574	(37.4)%
Slot hold percentage	8.7%	7.8%	0.9	pts
Sands Bethlehem
Total casino revenues	$179,073	$128,229	39.7%
Table games drop	$270,505	$—	—%
Table games win percentage	15.2%	—%	—	pts
Slot handle	$1,829,247	$1,868,981	(2.1)%
Slot hold percentage	7.3%	6.9%	0.4	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,059,014	$190,778	455.1%
Non-Rolling Chip drop	$2,100,907	$538,296	290.3%
Non-Rolling Chip win percentage	22.5%	21.5%	1.0	pts
Rolling Chip volume	$22,361,150	$3,883,995	475.7%
Rolling Chip win percentage	2.80%	2.18%	0.62	pts
Slot handle	$4,422,420	$482,326	816.9%
Slot hold percentage	5.3%	7.5%	(2.2	)pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $100.1 million as compared to the six months ended June 30, 2010. The increase in room revenues was attributable to $107.8 million from the Marina Bay Sands, partially offset by a decrease at our Las Vegas Operating Properties driven by reduced occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2011	2010	Change
	(Room revenues in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$101,614	$95,339	6.6%
Average daily room rate	$225	$203	10.8%
Occupancy rate	88.1%	92.4%	(4.3	)pts
Revenue per available room	$198	$187	5.9%
Sands Macao
Total room revenues	$11,114	$12,830	(13.4)%
Average daily room rate	$247	$253	(2.4)%
Occupancy rate	86.5%	97.6%	(11.1	)pts
Revenue per available room	$213	$247	(13.8)%
Four Seasons Macao
Total room revenues	$15,058	$13,485	11.7%
Average daily room rate	$331	$288	14.9%
Occupancy rate	66.2%	71.0%	(4.8	)pts
Revenue per available room	$220	$204	7.8%

	Six Months Ended June 30,
	2011	2010	Change
	(Room revenues in thousands)
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$225,805	$240,236	(6.0)%
Average daily room rate	$206	$199	3.5%
Occupancy rate	86.4%	94.5%	(8.1	)pts
Revenue per available room	$178	$188	(5.3)%
Sands Bethlehem
Total room revenues	$659	$—	—%
Average daily room rate	$168	$—	—%
Occupancy rate	49.1%	—%	—	pts
Revenue per available room	$83	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$117,421	$9,659	1,115.6%
Average daily room rate	$290	$226	28.3%
Occupancy rate	88.6%	54.9%	33.7	pts
Revenue per available room	$257	$124	107.3%
Food and beverage revenues increased $94.3 million as compared to the six months ended June 30, 2010. The increase was primarily due to a $75.2 million increase at the Marina Bay Sands and a $13.6 million increase at our Las Vegas Operating Properties driven by increased banquet activities.
Convention, retail and other revenues increased $141.8 million as compared to the six months ended June 30, 2010. The increase was primarily due to a $114.1 million increase at the Marina Bay Sands and a $27.4 million increase from our Macau operations.
Operating Expenses
The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$1,895,949	$1,485,582	27.6%
Rooms	99,186	63,727	55.6%
Food and beverage	144,838	92,101	57.3%
Convention, retail and other	192,269	123,730	55.4%
Provision for doubtful accounts	58,554	35,153	66.6%
General and administrative	434,046	299,178	45.1%
Corporate expense	79,952	49,430	61.7%
Rental expense	23,190	21,504	7.8%
Pre-opening expense	27,649	87,577	(68.4)%
Development expense	2,993	833	259.3%
Depreciation and amortization	396,398	323,783	22.4%
Loss on disposal of assets	7,942	38,171	(79.2)%

Total operating expenses	$3,362,966	$2,620,769	28.3%

Operating expenses were $3.36 billion for the six months ended June 30, 2011, an increase of $742.2 million as compared to $2.62 billion for the six months ended June 30, 2010. The increase in operating expenses was primarily attributable to the opening of Marina Bay Sands in April 2010.
Casino expenses increased $410.4 million as compared to the six months ended June 30, 2010. Of the increase, $269.7 million was attributable to the Marina Bay Sands and $141.5 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations.

Room, food and beverage and convention, retail and other expenses increased $35.5 million, $52.7 million and $68.5 million, respectively, as compared to the six months ended June, 2010. The increases in room and food and beverage expenses were primarily attributable to the Marina Bay Sands and our Las Vegas Operating Properties. The increase in convention, retail and other expenses was driven by the Marina Bay Sands and our Macau operations.
The provision for doubtful accounts was $58.6 million for the six months ended June 30, 2011, compared to $35.2 million for the six months ended June 30, 2010. The increase was attributable to $31.0 million in provisions at the Marina Bay Sands. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $134.9 million as compared to the six months ended June 30, 2010, primarily attributable to a $122.3 million increase at the Marina Bay Sands.
Corporate expenses increased $30.5 million as compared to the six months ended June 30, 2010. The increase was primarily due to higher incentive compensation expenses, driven by stock-based compensation, as well as increased legal, transportation and recruitment expenses.
Pre-opening expenses were $27.6 million for the six months ended June 30, 2011, compared to $87.6 million for the three months ended June 30, 2010. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2011, were primarily related to activities at Sands Cotai Central. Pre-opening expenses for the six months ended June 30, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work at Sands Cotai Central.
Depreciation and amortization expense increased $72.6 million as compared to the six months ended June 30, 2010. The increase was primarily the result of the opening of Marina Bay Sands, which contributed $91.1 million, partially offset by decreases at our Macau properties due to certain assets being fully depreciated.
Loss on disposal of assets was $7.9 million for the six months ended June 30, 2011, compared to $38.2 million for the six months ended June 30, 2010. The losses incurred for the three months ended June 30, 2011, related to the disposition of one of our majority owned subsidiaries as well as the disposition of construction materials in Macau. The losses incurred during the six months ended June 30, 2010 were due to the disposition of construction materials in Macau and Las Vegas.
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

	Six Months Ended June 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$486,766	$362,744	34.2%
Sands Macao	188,221	150,973	24.7%
Four Seasons Macao	95,167	52,494	81.3%
Other Asia	(13,836)	(10,586)	(30.7)%

	756,318	555,625	36.1%
United States:
Las Vegas Operating Properties	158,074	171,284	(7.7)%
Sands Bethlehem	43,148	23,089	86.9%

	201,222	194,373	3.5%
Marina Bay Sands	689,830	94,466	630.2%

Total adjusted property EBITDA	$1,647,370	$844,464	95.1%

Adjusted property EBITDA at our Macau properties increased $200.7 million as compared to the six months ended June 30, 2010, led by an increase of $124.0 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $370.8 million, partially offset by an increase of $141.5 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $13.2 million as compared to the six months ended June 30, 2010. As previously described, the decrease was primarily attributable to a decrease in net revenues of $15.0 million (excluding intersegment royalty revenue), partially offset by decreases in the associated expenses as result of lower revenues, and increases in food and beverage and convention, retail and other revenues and the associated expenses.
Adjusted property EBITDA at Sands Bethlehem increased $20.1 million as compared to the six months ended June 30, 2010. The increase was driven by the commencement of table games operations in July 2010.
Adjusted property EBITDA at Marina Bay Sands, which opened in April 2010, does not have a comparable prior-year period as the property was only open for 65 days in the six months ended June 30, 2010.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$206,544	$197,475
Less — capitalized interest	(62,367)	(42,323)

Interest expense, net	$144,177	$155,152

Cash paid for interest	$211,412	$177,302
Weighted average total debt balance	$10,159,675	$10,907,822
Weighted average interest rate	4.1%	3.6%
Interest cost increased $9.1 million as compared to the six months ended June 30, 2010, resulting from an increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balances. Capitalized interest increased $20.0 million as compared to the six months ended June 30, 2010, primarily due to the recommencement of activities at Sands Cotai Central in Macau and the increase in the weighted average interest rate.
Other Factors Effecting Earnings
Other expense was $2.8 million for the six months ended June 30, 2011, which was primarily attributable to the decrease in value of our interest rate caps. Other expense was $12.6 million for the six months ended June 30, 2010, which was primarily attributable to foreign exchange losses, principally in Macau.
Our effective income tax rate was 10.4% for the six months ended June 30, 2011, as compared to 14.4% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily due to the commencement of operations at Marina Bay Sands in April 2010. The effective income tax rate for the six months ended June 30, 2011, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable deferred tax assets in the U.S. and certain foreign jurisdictions, which unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $153.6 million for the six months ended June 30, 2011, as compared to $67.0 million for the six months ended June 30, 2010, and was primarily attributable to the noncontrolling interest of SCL for both periods.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Net cash generated from operations	$1,081,523	$637,905

Investing cash flows:
Change in restricted cash and cash equivalents	366,680	22,926
Capital expenditures	(720,696)	(1,127,268)
Proceeds from disposal of property and equipment	4,416	5,647
Acquisition of intangible assets	(575)	(43,305)
Purchases of investments	—	(173,774)

Net cash used in investing activities	(350,175)	(1,315,774)

Financing cash flows:
Proceeds from exercise of stock options	14,330	3,923
Proceeds from exercise of warrants	6,760	—
Dividends paid to preferred stockholders	(38,817)	(46,700)
Distributions to noncontrolling interests	(5,863)	—
Proceeds from long-term debt	—	596,560
Repayments of long-term debt	(259,518)	(1,265,218)
Repurchase of preferred stock	(5,328)	—
Payments of preferred stock inducement premium	(16,493)	—
Payments of deferred financing costs	(57)	(54,365)

Net cash used in financing activities	(304,986)	(765,800)

Effect of exchange rate on cash	15,663	7,088

Net increase (decrease) in cash and cash equivalents	$442,025	$(1,436,581)

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2011, increased $443.6 million as compared to the six months ended June 30, 2010. The increase was primarily attributable to the increase in our operating income during the six months ended June 30, 2011, as previously described, partially offset by unfavorable changes in our working capital, driven by decreases in other accrued liabilities.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2011, totaled $720.7 million, including $356.5 million for construction and development activities in Macau (primarily for our Cotai Strip developments), $304.3 million for construction activities in Singapore, $36.0 million for construction activities at Sands Bethlehem; and $23.9 million at our Las Vegas Operating Properties and for corporate and other activities.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $305.0 million for the six months ended June 30, 2011, which was primarily attributable to the repayments of $198.9 million under our Singapore credit facility and $25.0 million under our VML Credit Facility, and payments of $38.8 million for preferred stock dividends and $16.5 million to induce the exercise of warrants with settlement through tendering of preferred stock.
As of June 30, 2011, we had $1.76 billion available for borrowing under our U.S., Macau and Singapore credit facilities, net of letters of credit, outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers-related subsidiaries.
Development Financing Strategy
Through June 30, 2011, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.5x for the quarter ended June 30, 2011, decreases to 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of our Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants commencing with the quarterly period ending September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ending September 30, 2011, and then decreases by 0.25x every other quarter until it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity (commencing with the quarterly period ending September 30, 2014). If we are unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. A default under the VML credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter its operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, we completed a $600.0 million exchangeable bond offering and our $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended September 30, 2010 and March 31, 2011. As of June 30, 2011, our U.S. and VML leverage ratios were 4.6x and 1.4x, respectively, compared to the maximum leverage ratios allowed of 6.5x and 3.0x, respectively.
We held unrestricted and restricted cash and cash equivalents of approximately $3.48 billion and $443.8 million, respectively, as of June 30, 2011, of which approximately $2.0 billion of the unrestricted amount is held by non-US subsidiaries. Of the $2.0 billion, approximately $1.15 billion is available to be repatriated to the U.S. with virtually no tax consequences due to the Company’s significant foreign taxes paid, which would ultimately generate foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation due to bank compliance requirements or dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our developments currently under construction and maintain compliance with the financial covenants of our U.S., Macau and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. We have recommenced construction activities at Sands Cotai Central using proceeds from the $1.75 billion VOL credit facility together with $500.0 million of proceeds from the SCL Offering.

We are currently in the process of refinancing our Macau credit facilities. We have received lender commitments for $3.7 billion and will have the option to raise incremental senior secured and unsecured debt under existing baskets within the new credit facility. The new credit facility, once entered into, is expected to significantly reduce our interest expense, extend our Macau debt maturities to 2016, enhance our financial flexibility and further strengthen our financial position. Proceeds from the new Macau senior secured credit facility coupled with cash on hand will be used to retire the outstanding balances and commitments on the existing VML and VOL credit facilities as well as fund the completion of construction of the first two phases of Sands Cotai Central in Macau. The refinancing is subject to final loan documentation as well as certain Macao Government approvals. The refinancing is expected to close in late 2011 and we anticipate recording a loss on modification or extinguishment of debt in conjunction with the refinancing.
Additionally, on November 15, 2011, the Company’s intends to redeem its outstanding preferred stock at $110 per share. Based on the number of preferred shares outstanding as of June 30, 2011, the total redemption amount would be approximately $842 million.
Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2011, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2011, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending June 30:

								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$189.7	$—	$—	$189.7	$191.1
Average interest rate(2)	—	—	—	6.4%	—	—	6.4%
Variable rate	$1,070.8	$2,062.3	$1,529.5	$3,289.5	$235.8	$1,657.5	$9,845.4	$9,641.5
Average interest rate(2)	3.7%	4.1%	2.3%	2.8%	2.7%	2.7%	3.1%
ASSETS
Cap agreements(3)	$—	$0.4	$0.9	$—	$—	$—	$1.3	$1.3

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of June 30, 2011, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $95.1 million.

(3)	As of June 30, 2011, we have 38 interest rate cap agreements with an aggregate fair value of approximately $1.3 million based on quoted market values from the institutions holding the agreements.
Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the VML credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 4.5% per annum or at an alternative base rate plus 3.5% per annum. Applicable spreads under the VML revolving facility are subject to a downward adjustment if certain consolidated leverage ratios are satisfied. Borrowings under the VOL credit facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans or HIBOR, in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 4.5% per annum. Borrowings under the Singapore credit facility bear interest at SOR plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.
Foreign currency transaction losses for the six months ended June 30, 2011, were $0.4 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of June 30, 2011, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $16.0 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2011, and have concluded that they are effective at the reasonable assurance level.
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

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.		Description of Document
10.1		Aircraft Time Sharing Agreement, dated as of April 14, 2011, between Las Vegas Sands Corp. and Interface Operations, LLC.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

LAS VEGAS SANDS CORP.
	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
August 9, 2011		Chairman of the Board and Chief Executive Officer

	By:	/s/ Kenneth J. Kay
Kenneth J. Kay
August 9, 2011		Chief Financial Officer