Form 10-Q
period 2011-09-30
LAS VEGAS SANDS CORP
filed 2011-11-09
CIK 1300514

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011

Common Stock ($0.001 par value)	732,718,517 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Equity and Comprehensive Income for the Nine Months Ended September 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	56

PART II OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 6. Exhibits	57

Signatures	58

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
	(In thousands, except share and
	per share data)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,951,575	$3,037,081
Restricted cash and cash equivalents	184,366	164,315
Accounts receivable, net	1,112,896	716,919
Inventories	33,462	32,260
Deferred income taxes, net	9,664	61,606
Prepaid expenses and other	50,693	46,726

Total current assets	5,342,656	4,058,907
Property and equipment, net	14,804,973	14,502,197
Deferred financing costs, net	126,419	155,378
Restricted cash and cash equivalents	35,510	645,605
Deferred income taxes, net	14,361	10,423
Leasehold interests in land, net	1,382,539	1,398,840
Intangible assets, net	82,546	89,805
Other assets, net	176,247	183,153

Total assets	$21,965,251	$21,044,308

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$103,319	$113,505
Construction payables	355,686	516,981
Accrued interest payable	19,318	42,625
Other accrued liabilities	1,318,857	1,160,234
Income taxes payable	78,447	—
Current maturities of long-term debt	457,344	767,068

Total current liabilities	2,332,971	2,600,413
Other long-term liabilities	81,950	78,240
Deferred income taxes	134,928	115,219
Deferred proceeds from sale of The Shoppes at The Palazzo	266,585	243,928
Deferred gain on sale of The Grand Canal Shoppes	48,210	50,808
Deferred rent from mall transactions	120,285	147,378
Long-term debt	9,282,084	9,373,755

Total liabilities	12,267,013	12,609,741

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $577,500	572,787	503,379
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 1,871,794 and 3,614,923 shares issued and outstanding with warrants to purchase up to 1,694,503 and 22,663,212 shares of common stock	107,368	207,356
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 731,668,681 and 707,507,982 shares issued and outstanding	732	708
Capital in excess of par value	5,587,892	5,444,705
Accumulated other comprehensive income	103,067	129,519
Retained earnings	1,830,097	880,703

Total Las Vegas Sands Corp. stockholders’ equity	7,629,156	6,662,991
Noncontrolling interests	1,496,295	1,268,197

Total equity	9,125,451	7,931,188

Total liabilities and equity	$21,965,251	$21,044,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
	(Unaudited)
Revenues:
Casino	$1,903,142	$1,573,851	$5,429,903	$3,929,922
Rooms	262,352	208,160	734,022	579,709
Food and beverage	147,223	117,186	438,632	314,344
Convention, retail and other	223,841	147,179	589,138	370,660

	2,536,558	2,046,376	7,191,695	5,194,635
Less-promotional allowances	(127,183)	(137,604)	(325,305)	(356,499)

Net revenues	2,409,375	1,908,772	6,866,390	4,838,136

Operating expenses:
Casino	993,378	882,178	2,889,327	2,367,760
Rooms	53,493	36,866	152,679	100,593
Food and beverage	71,781	50,906	216,619	143,007
Convention, retail and other	99,229	70,603	291,498	194,333
Provision for doubtful accounts	33,953	37,833	92,507	72,986
General and administrative	240,672	193,476	674,718	492,654
Corporate expense	54,031	28,686	133,983	78,116
Rental expense	10,143	9,186	33,333	30,690
Pre-opening expense	15,823	10,107	43,472	97,684
Development expense	3,308	425	6,301	1,258
Depreciation and amortization	200,071	186,738	596,469	510,521
Impairment loss	—	16,057	—	16,057
Loss on disposal of assets	937	2,406	8,879	40,577

	1,776,819	1,525,467	5,139,785	4,146,236

Operating income	632,556	383,305	1,726,605	691,900
Other income (expense):
Interest income	2,369	2,661	8,444	6,367
Interest expense, net of amounts capitalized	(70,761)	(76,723)	(214,938)	(231,875)
Other income (expense)	(6,617)	6,444	(9,384)	(6,205)
Loss on modification or early retirement of debt	—	(21,692)	—	(18,555)

Income before income taxes	557,547	293,995	1,510,727	441,632
Income tax expense	(52,375)	(25,161)	(151,960)	(46,436)

Net income	505,172	268,834	1,358,767	395,196
Net income attributable to noncontrolling interests	(80,293)	(54,337)	(233,928)	(121,311)

Net income attributable to Las Vegas Sands Corp.	424,879	214,497	1,124,839	273,885
Preferred stock dividends	(19,140)	(23,350)	(57,957)	(70,050)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(23,136)	(23,136)	(69,408)	(69,408)
Preferred stock inducement and repurchase premiums	(28,972)	—	(48,080)	—

Net income attributable to common stockholders	$353,631	$168,011	$949,394	$134,427

Basic earnings per share	$0.48	$0.25	$1.31	$0.20

Diluted earnings per share	$0.44	$0.21	$1.17	$0.17

Weighted average shares outstanding:
Basic	729,773,246	660,836,841	727,309,255	660,495,783

Diluted	812,543,534	789,156,247	811,550,683	782,156,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity and Comprehensive Income

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other		Total
	Preferred	Common	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Income	Earnings	Income	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2010	$234,607	$660	$5,114,851	$26,748	$473,833		$1,089,888	$6,940,587
Net income	—	—	—	—	273,885	273,885	121,311	395,196
Currency translation adjustment	—	—	—	74,871	—	74,871	(481)	74,390

Total comprehensive income						348,756	120,830	469,586
Exercise of stock options	—	1	6,395	—	—		—	6,396
Tax shortfall from stock-based compensation	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	42,674	—	—		2,065	44,739
Exercise of warrants	(4)	—	9	—	—		—	5
Deemed contribution from Principal Stockholder	—	—	317	—	—		—	317
Acquisition of remaining shares of noncontrolling interest	—	—	2,345	—	—		(2,345)	—
Dividends declared, net of amounts previously accrued	—	—	—	—	(63,196)		—	(63,196)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(69,408)		—	(69,408)

Balance at September 30, 2010	$234,603	$661	$5,166,396	$101,619	$608,260		$1,210,438	$7,321,977

Balance at January 1, 2011	$207,356	$708	$5,444,705	$129,519	$880,703		$1,268,197	$7,931,188
Net income	—	—	—	—	1,124,839	1,124,839	233,928	1,358,767
Currency translation adjustment	—	—	—	(26,452)	—	(26,452)	(2,192)	(28,644)

Total comprehensive income						1,098,387	231,736	1,330,123
Exercise of stock options	—	2	21,270	—	—		1,140	22,412
Tax shortfall from stock-based compensation	—	—	(83)	—	—		—	(83)
Stock-based compensation	—	—	45,735	—	—		2,199	47,934
Issuance of restricted stock	—	1	(1)	—	—		—	—
Exercise of warrants	(66,625)	21	76,266	—	—		—	9,662
Repurchase of preferred stock	(33,363)	—	—	—	(31,586)		—	(64,949)
Disposition of interest in majority owned subsidiary	—	—	—	—	—		829	829
Distributions to noncontrolling interests	—	—	—	—	—		(7,806)	(7,806)
Dividends declared, net of amounts previously accrued	—	—	—	—	(51,103)		—	(51,103)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(69,408)		—	(69,408)
Preferred stock inducement premium	—	—	—	—	(16,494)		—	(16,494)

Balance at September 30, 2011	$107,368	$732	$5,587,892	$103,067	$1,830,097		$1,496,295	$9,125,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$1,358,767	$395,196
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	596,469	510,521
Amortization of leasehold interests in land included in rental expense	33,333	30,690
Amortization of deferred financing costs and original issue discount	35,059	29,885
Amortization of deferred gain and rent	(7,182)	(3,870)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	754	—
Loss on modification or early retirement of debt	—	3,756
Impairment and loss on disposal of assets	8,879	56,634
Stock-based compensation expense	47,242	42,552
Provision for doubtful accounts	92,507	72,986
Foreign exchange losses	3,013	1,183
Deferred income taxes	69,219	58,042
Non-cash contribution from Principal Stockholder included in corporate expense	—	317
Changes in operating assets and liabilities:
Accounts receivable	(502,848)	(219,592)
Inventories	(1,287)	(479)
Prepaid expenses and other	1,628	(6,371)
Leasehold interests in land	(22,980)	(17,199)
Accounts payable	(10,217)	16,912
Accrued interest payable	(23,319)	(3,920)
Income taxes payable	80,497	8,052
Other accrued liabilities	169,639	232,703

Net cash generated from operating activities	1,929,173	1,207,998

Cash flows from investing activities:
Changes in restricted cash and cash equivalents	590,096	(836,805)
Capital expenditures	(1,087,605)	(1,650,264)
Proceeds from disposal of property and equipment	5,487	5,951
Acquisition of intangible assets	(100)	(44,599)
Purchases of investments	—	(173,774)
Proceeds from investments	—	173,774

Net cash used in investing activities	(492,122)	(2,525,717)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,412	6,396
Proceeds from exercise of warrants	9,662	5
Dividends paid to preferred stockholders	(57,957)	(70,050)
Distributions to noncontrolling interests	(7,806)	—
Proceeds from long-term debt (Note 3)	—	1,399,157
Repayments on long-term debt (Note 3)	(399,403)	(2,524,602)
Repurchase of preferred stock	(64,949)	—
Payments of preferred stock inducement premium	(16,494)	—
Payments of deferred financing costs	(6,076)	(65,823)

Net cash used in financing activities	(520,611)	(1,254,917)

Effect of exchange rate on cash	(1,946)	11,932

Increase (decrease) in cash and cash equivalents	914,494	(2,560,704)
Cash and cash equivalents at beginning of period	3,037,081	4,955,416

Cash and cash equivalents at end of period	$3,951,575	$2,394,712

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$203,183	$205,343

Cash payments for taxes, net of refunds	$(5,582)	$175

Changes in construction payables	$(161,295)	$(207,574)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$692	$2,187

Property and equipment acquired under capital lease	$—	$3,549

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$69,408	$69,408

Acquisition of remaining shares of noncontrolling interest	$—	$2,345

Disposition of interest in majority owned subsidiary	$829	$—

Warrants exercised and settled through tendering of preferred stock	$66,625	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2010. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
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
Pennsylvania
In May 2009, the Company partially opened Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010; a 300-room hotel tower, which opened in May 2011; an arts and cultural center; and the broadcast home of the local PBS affiliate. The Company has initiated construction activities on the remaining components of the integrated resort, which include a 150,000-square-foot retail facility (with a progressive opening beginning in November 2011) and a 50,000-square-foot multipurpose event center (expected to open in the second quarter of 2012). Sands Bethlehem is also expected to be home to the National Museum of Industrial History. The Company owns 86% of the economic interest of the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC. As of September 30, 2011, the Company has capitalized construction costs of $695.2 million for this project (including $6.6 million in outstanding construction payables). The Company expects to spend approximately $30 million to complete construction of the project, on furniture, fixtures and equipment (“FF&E”) and other costs, and to pay outstanding construction payables, as noted above.
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
The Company owns the Four Seasons Hotel Macao, Cotai Strip™ (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 70,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip™ (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. As of September 30, 2011, the Company has capitalized $1.15 billion for the property, including the land premium (net of amortization) and $7.9 million in outstanding construction payables. The Company expects to spend approximately $105 million primarily on additional costs to complete the Four Seasons Apartments, including FF&E and pre-opening costs, and to pay outstanding construction payables, as noted above.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. The Marina Bay Sands features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark™ (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. As of September 30, 2011, the Company has capitalized 7.66 billion Singapore dollars (“SGD,” approximately $5.91 billion at exchange rates in effect on September 30, 2011) in costs for this project, including the land premium and SGD 190.5 million (approximately $147.1 million at exchange rates in effect on September 30, 2011) in outstanding construction payables. The Company expects to spend approximately SGD 475 million (approximately $367 million at exchange rates in effect on September 30, 2011) on construction-related costs, FF&E and other costs, and to pay outstanding construction payables, as noted above. As the Company has obtained Singapore-denominated financing and primarily pays its costs in Singapore dollars, its exposure to foreign exchange gains and losses is expected to be minimal.
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
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve and expects that it will take approximately 18 months thereafter to complete construction of the project. As of September 30, 2011, the Company has capitalized construction costs of $178.0 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Macau
The Company submitted plans to the Macau government for its other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as Sands Cotai Central (formerly parcels 5 and 6) and parcels 3 and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, shopping malls, spas, restaurants, entertainment facilities and other amenities. The Company had commenced construction or pre-construction activities on these developments and plans to operate the related gaming areas under the Company’s Macau gaming subconcession.
The Company is staging the construction of its Sands Cotai Central integrated resort development. Upon completion of phases I and II of the project, the integrated resort is expected to feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. Phase I, which is currently expected to open at the end of the first quarter of 2012, includes a hotel tower on parcel 5 that was to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”); however, in March 2011, the Company and Shangri-La mutually agreed to terminate the hotel management agreement. The hotel tower will now be managed by Hilton Worldwide, which will include 600 five-star rooms and suites under their Conrad brand, and InterContinental Hotels Group, which will include 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton Towers brand, a variety of retail offerings, more than 300,000 square feet of meeting space, several food and beverage establishments, along with the 106,000 square foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining dining, entertainment, retail and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,000 rooms and suites under the Sheraton Towers brand. The total cost to complete phases I and II is expected to be approximately $1.6 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under its St. Regis brand and the total cost is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2011, the Company has capitalized costs of $2.73 billion for the entire project, including the land premium (net of amortization) and $183.9 million in outstanding construction payables. The Company’s management agreement with Starwood imposes certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, would allow Starwood to terminate its agreement. See "— Note 9 — Commitments and Contingencies — Other Agreements.” The Company is currently negotiating an amendment to the management agreement with Starwood to provide for new opening timelines.
The Company had commenced pre-construction activities on parcels 7 and 8 and 3, and has capitalized costs of $100.7 million for parcels 7 and 8 and $96.2 million for parcel 3 (including the land premium, net of amortization) as of September 30, 2011. The Company intends to commence construction after Sands Cotai Central is complete, necessary government approvals are obtained (including the land concession, see below), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.
The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments is currently not determinable. As of September 30, 2011, the Company has capitalized an aggregate of $7.11 billion in construction costs and land premiums (net of amortization) for its Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under the Company’s new $3.7 billion Macau credit facility entered into in September 2011 (the “2011 VML Credit Facility,” as discussed further below), the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain any of the additional financing required.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. The Company has received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1), the Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. The Company does not own these land sites in Macau; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. In December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. In January 2011, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $100.7 million in capitalized construction costs, as of September 30, 2011, related to its development on parcels 7 and 8.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macau government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. The Company believes that if it is not able to complete the developments by the respective deadlines, it will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If the Company is unable to meet the applicable deadlines and those deadlines are not extended, it could lose its land concessions for parcel 3 or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $96.2 million and $2.73 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2011, related to its developments on parcel 3 or Sands Cotai Central, respectively.
Other
When the current economic environment and access to capital improve, the Company may continue exploring the possibility of developing and operating additional properties, including integrated resorts, in additional Asian and U.S. jurisdictions, and in Europe.
Development Financing Strategy
Through September 30, 2011, the Company has funded its development projects primarily through borrowings under its U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of the Company’s Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of the Company’s Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.0x for the quarterly periods through maturity. The Company can elect to contribute up to $50 million and $20 million of cash on hand to its Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ended September 30, 2011, and then decreases by 0.25x every other quarter until September 30, 2014, when it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity. The Company’s 2011 VML Credit Facility, entered into in September 2011, will also require the Company’s Macau operations to comply with similar financial covenants commencing with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio will be 4.5x for the quarterly periods ended March 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases and remains at 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. Certain defaults under the VML credit facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
In 2008, the Company completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, the Company completed a $600.0 million exchangeable bond offering and its $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly period ended March 31, 2011.
The Company held unrestricted and restricted cash and cash equivalents of approximately $3.95 billion and $219.9 million, respectively, as of September 30, 2011. The Company believes the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its developments currently under construction and maintain compliance with the financial covenants of its U.S., Macau and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. The Company recommenced construction activities at Sands Cotai Central in May 2010 using the proceeds from the $1.75 billion VOL credit facility together with $500.0 million of proceeds from the SCL Offering. In September 2011, the Company entered into the $3.7 billion 2011 VML Credit Facility, which, upon funding that is expected to occur in November 2011, will be used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. See “— Note 3 — Long-Term Debt — 2011 VML Credit Facility” for further disclosure.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements, which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and gross presentation of activity within the reconciliation for Level 3 fair value measurements. The guidance also clarifies existing requirements on the level of disaggregation and required disclosures regarding inputs and valuation techniques for both recurring and nonrecurring Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of gross presentation of Level 3 activity, which is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows. See “— Note 8 — Fair Value Measurements” for the required disclosure.
In May 2011, the FASB issued authoritative guidance that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and international financial reporting standards. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land and improvements	$431,941	$410,758
Building and improvements	11,367,108	10,881,936
Furniture, fixtures, equipment and leasehold improvements	2,083,422	1,990,721
Transportation	405,738	402,904
Construction in progress	3,416,546	3,147,750

	17,704,755	16,834,069
Less — accumulated depreciation and amortization	(2,899,782)	(2,331,872)

	$14,804,973	$14,502,197

Construction in progress consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Sands Cotai Central	$2,612,616	$2,005,386
Four Seasons Macao (principally the Four Seasons Apartments)	387,572	379,161
Sands Bethlehem	59,421	101,960
Marina Bay Sands	21,872	337,835
Other	335,065	323,408

	$3,416,546	$3,147,750

The $335.1 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and costs incurred at the Cotai Strip parcels 3 and 7 and 8.
The final purchase price for The Shoppes at The Palazzo was to be determined in accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Amended Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments. The Company and GGP had entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties continued to work on various matters related to the calculation of NOI. On June 24, 2011, the Company reached a settlement with GGP regarding the Final Purchase Price. Under the terms of the settlement, the Company retained the $295.4 million of proceeds previously received and participates in certain future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $267.5 million (net of $43.9 million of accumulated depreciation) as of September 30, 2011, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, the Company capitalized interest expense of $34.9 million, $97.3 million, $32.0 million and $74.3 million, respectively. During the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, the Company capitalized approximately $3.8 million, $20.8 million, $13.3 million and $43.4 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property and equipment.
The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.
The Company had commenced pre-construction activities on parcels 7 and 8, and has capitalized construction costs of $100.7 million as of September 30, 2011. During December 2010, the Company received notice from the Macau government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macau for a review of the decision. In January 2011, the Company filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should the Company win its appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. In order to obtain the land concession and construct the resort, the Company would need to win its appeal and avoid any future denial of the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $100.7 million in capitalized construction costs, as of September 30, 2011, related to its development on parcels 7 and 8.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
Corporate and U.S. Related:	2011	2010
Senior Secured Credit Facility — Term B	$2,140,928	$2,157,199
Senior Secured Credit Facility — Delayed Draws I and II	714,900	720,332
6.375% Senior Notes (net of original issue discount of $591 and $720, respectively)	189,121	188,992
Airplane Financings	75,656	78,422
HVAC Equipment Lease	21,745	23,006
Other	3,185	3,868
Macau Related:
VML Credit Facility — Term B	1,452,289	1,483,789
VML Credit Facility — Term B Delayed	564,779	577,029
VOL Credit Facility — Term	749,447	749,930
Ferry Financing	148,549	175,011
Other	392	640
Singapore Related:
Singapore Credit Facility	3,676,807	3,980,435
Other	1,630	2,170

	9,739,428	10,140,823
Less — current maturities	(457,344)	(767,068)

Total long-term debt	$9,282,084	$9,373,755

Senior Secured Credit Facility
As of September 30, 2011, the Company had $724.6 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
VML Credit Facility
As of September 30, 2011, the Company has no available borrowing capacity under the VML Credit Facility.
VOL Credit Facility
As of September 30, 2011, the Company had $1.0 billion of available borrowing capacity under the VOL Credit Facility.
VML and VOL Credit Facilities Refinancing
The Company entered into the VML and VOL credit facilities to construct and develop its Cotai Strip integrated resort projects (including The Venetian Macao, Four Seasons Macao and Sands Cotai Central). In order to reduce the Company’s interest expense, extend the debt maturities and enhance the Company’s financial flexibility and further strengthen its financial position, the Company entered into a new Macau credit facility in September 2011, as further described below. Upon funding, a portion of the borrowings under the new facility will be used to repay outstanding indebtedness under the VML and VOL credit facilities, as well as for working capital requirements and general corporate purposes, including for the development, construction and completion of certain components of Sands Cotai Central. As the Company has the ability and intent to refinance the VML and VOL credit facilities, $618.8 million of debt has been reclassified from current to long-term on the condensed consolidated balance sheet as of September 30, 2011. The Company expects to record a charge of approximately $21.5 million for loss on modification or early retirement of debt during the three months ending December 31, 2011, upon closing the refinancing the VML and VOL credit facilities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
2011 VML Credit Facility
On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC (the “Borrower”) and Venetian Macau Limited (“VML”), as guarantor, entered into a credit agreement (the “2011 VML Credit Facility”), providing for up to $3.7 billion (or equivalent in Hong Kong dollars or Macau patacas), which consists of a $3.2 billion term loan (the “2011 VML Term Facility”) that may be drawn until November 29, 2011, and a $500.0 million revolving facility (the “2011 VML Revolving Facility”) that is available until one month prior to the fifth anniversary of the date of the initial funding of the loans under the 2011 VML Term Facility (the “Closing Date”). The Company expects to draw the full amount of the 2011 VML Term Facility prior to November 29, 2011.
The indebtedness under the 2011 VML Credit Facility will be guaranteed by VML, Venetian Cotai Limited, Venetian Orient Limited (“VOL,” owner and developer of Sands Cotai Central) and certain of the Company’s other foreign subsidiaries (collectively, the “2011 VML Guarantors”). The obligations under the 2011 VML Credit Facility are collateralized by a first-priority security interest in substantially all of the Borrower’s and the 2011 VML Guarantors’ assets, other than (1) capital stock and similar ownership interests, (2) certain furniture, fixtures, fittings and equipment and (3) certain other excluded assets.
The 2011 VML Credit Facility will mature on the fifth anniversary of the Closing Date. Commencing on December 31, 2014, and at the end of each subsequent quarter through September 30, 2015, the Borrower is required to repay the outstanding 2011 VML Term Facility on a pro rata basis in an amount equal to 6.25% of the aggregate principal amount outstanding as of the Closing Date. Commencing on December 31, 2015, and at the end of each subsequent quarter through June 30, 2016, the Borrower is required to repay the outstanding 2011 VML Term Facility on a pro rata basis in an amount equal to 10.0% of the aggregate principal amount outstanding as of the Closing Date. The remaining balance on the 2011 VML Term Facility and any balance on the 2011 VML Revolving Facility are due on the maturity date. In addition, the Borrower is required to further repay the outstanding 2011 VML Term Facility with a portion of its excess free cash flow (as defined by the 2011 VML Credit Facility) after the end of each year, unless the Borrower is in compliance with a specified consolidated leverage ratio (the “CLR”).
Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or Hong Kong Interbank Offer Rate (in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 2.25% for the first 180 days after the Closing Date. Beginning 180 days after the Closing Date, the spread for all outstanding loans is subject to reduction based on the CLR. The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the 2011 VML Revolving Facility (which commenced September 30, 2011) and the 2011 VML Term Facility (which commenced October 31, 2011).
The 2011 VML Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions, certain capital expenditures and use of proceeds from the facility. The 2011 VML Credit Facility also requires the Borrower and VML to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to net interest expense. The 2011 VML Credit Facility also contains events of default customary for such financings, which will not be effective until the Closing Date.
Singapore Credit Facility
As of September 30, 2011, the Company had SGD 102.8 million (approximately $79.4 million at exchange rates in effect on September 30, 2011) of available borrowing capacity under the Singapore Credit Facility, net of outstanding banker’s guarantees.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Proceeds from VOL Credit Facility	$—	$751,169
Proceeds from Singapore Credit Facility	—	647,988

	$—	$1,399,157

Repayments on Singapore Credit Facility	$(302,210)	$—
Repayments on VML Credit Facility	(43,750)	(524,701)
Repayments on Senior Secured Credit Facility	(21,703)	(1,803,090)
Repayments on Ferry Financing	(26,243)	(26,331)
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on HVAC Equipment Lease	(1,261)	(1,293)
Repayments on FF&E Facility and Other Long-Term Debt	(1,470)	(109,746)
Repurchase and cancellation of Senior Notes	—	(56,675)

	$(399,403)	$(2,524,602)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2011, was approximately $9.40 billion, compared to its carrying value of $9.72 billion. As of December 31, 2010, the estimated fair value of the Company’s long-term debt was approximately $9.72 billion, compared to its carrying value of $10.10 billion. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Preferred Stock and Warrants
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total Preferred
Board of Directors’		Principal	Dividends Paid to	Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	May 17, 2010	$13,125	$10,225	$23,350
July 29, 2010	August 16, 2010	$13,125	$10,225	$23,350

				$70,050

February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598
May 5, 2011	May 16, 2011	$13,125	$6,094	$19,219
August 4, 2011	August 15, 2011	$13,125	$6,015	$19,140

				$57,957

November 4, 2011	November 15, 2011	$13,125	$4,215	$17,340
During the nine months ended September 30, 2011, holders of preferred stock exercised 1,258,120 warrants to purchase an aggregate of 20,968,703 shares of the Company’s common stock at $6.00 per share and tendered 1,161,500 shares of preferred stock and $9.7 million in cash as settlement of the warrant exercise price. In conjunction with certain of these transactions, the Company paid $16.5 million in premiums to induce the exercise of warrants with settlement through tendering preferred stock. During the nine months ended September 30, 2011, the Company also repurchased and retired 581,629 shares of preferred stock for $64.9 million and recorded a $31.6 million repurchase premium as part of the transaction. During the nine months ended September 30, 2010, holders of preferred stock exercised 126 warrants to purchase an aggregate of 2,099 shares of the Company’s common stock at $6.00 per share and tendered 76 shares of preferred stock and approximately $5,000 in cash as settlement of the warrant exercise price.
During August 2011, the Company’s Board of Directors approved the redemption of all of the outstanding preferred stock on November 15, 2011. The Company expects to pay approximately $783.4 million to redeem all of the preferred shares outstanding as of September 30, 2011, and record a redemption premium of approximately $98.5 million during the three months ended December 31, 2011.
Subsequent to September 30, 2011, holders of preferred stock exercised 52,600 warrants to purchase an aggregate of 876,668 shares of the Company’s common stock at $6.00 per share and tendered 30,600 shares of preferred stock and $2.2 million in cash as settlement of the warrant exercise price. In conjunction with certain of these transactions, the Company paid $0.4 million in premiums to induce the exercise of warrants with settlement through tendering preferred stock. Additionally, subsequent to September 30, 2011, the Company repurchased and retired 155,000 shares of preferred stock for $17.4 million and will record a $8.5 million repurchase premium as part of these transactions.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Accumulated Comprehensive Income and Comprehensive Income
As of September 30, 2011 and December 31, 2010, accumulated comprehensive income consisted solely of foreign currency translation adjustments.
Total comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$505,172	$268,834	$1,358,767	$395,196
Currency translation adjustment	(117,492)	78,886	(28,644)	74,390

Total comprehensive income	387,680	347,720	1,330,123	469,586
Less: comprehensive income attributable to noncontrolling interests	(78,229)	(58,004)	(231,736)	(120,830)

Comprehensive income attributable to Las Vegas Sands Corp.	$309,451	$289,716	$1,098,387	$348,756

Noncontrolling Interests
In June 2011, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $3.7 million, which is included in loss on disposal of assets during the nine months ended September 30, 2011. In addition, during the nine months ended September 30, 2011, the Company distributed $7.8 million to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	729,773,246	660,836,841	727,309,255	660,495,783
Potential dilution from stock options, restricted stock and warrants	82,770,288	128,319,406	84,241,428	121,660,224

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	812,543,534	789,156,247	811,550,683	782,156,007

Antidilutive stock options excluded from the calculation of diluted earnings per share	5,496,367	8,570,205	5,512,267	9,098,805

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
As of September 30, 2011 and December 31, 2010, the Company’s joint ventures had total assets of $106.5 million and $95.3 million, respectively, and total liabilities of $99.3 million and $78.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macau and Singapore. In 2010, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) for tax years 2005 through 2008 of which the Company is appealing certain adjustments proposed by the IRS. The Company is in the initial stages of the appeals process with the IRS and while the final outcome of these matters is inherently uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by a range between $0 and $23 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals. During the three months ended September 30, 2011, the IRS completed its field examination of the Company’s 2009 income tax return and issued an RAR proposing certain adjustments that the Company is currently evaluating. The Company is subject to examination for tax years after 2006 in Macau and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are more or less than the Company’s expected outcome and impact the provision for income taxes.
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
The Company received a 5-year income tax exemption in Macau that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. In February 2011, the Company entered into an agreement with the Macau government, effective through 2013, that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on September 30, 2011) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation expense:
Stock options	$10,339	$13,487	$35,308	$42,169
Restricted shares	3,614	133	11,934	383

	$13,953	$13,620	$47,242	$42,552

Compensation cost capitalized as part of property and equipment	$(324)	$659	$692	$2,187

LVSC 2004 Plan:
Stock options granted	—	289	260	4,378

Weighted average grant date fair value	$—	$20.99	$36.33	$15.40

Restricted shares granted	506	2	1,197	16

Weighted average grant date fair value	$42.67	$28.90	$45.52	$25.37

SCL Equity Plan:
Stock options granted	2,039	4,553	7,316	24,929

Weighted average grant date fair value	$1.84	$1.12	$1.71	$1.05

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
LVSC 2004 Plan:
Weighted average volatility	—%	89.0%	94.4%	92.7%
Expected term (in years)	—	6.0	6.3	5.4
Risk-free rate	—%	3.0%	2.7%	2.9%
Expected dividends	—	—	—	—
SCL Equity Plan:
Weighted average volatility	67.7%	73.3%	68.4%	73.6%
Expected term (in years)	6.3	6.3	6.3	6.2
Risk-free rate	0.8%	1.5%	1.4%	2.0%
Expected dividends	—	—	—	—
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total	Quoted Market	Significant Other	Significant
	Carrying	Prices in Active	Observable Inputs	Unobservable
	Value	Markets (Level 1)	(Level 2)	Inputs (Level 3)
As of September 30, 2011
Cash equivalents(1)	$2,229,081	$2,229,081	$—	$—
Interest rate caps(2)	$1,418	$—	$1,418	$—
As of December 31, 2010
Cash equivalents(1)	$2,490,809	$2,490,809	$—	$—
Interest rate caps(2)	$1,617	$—	$1,617	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of September 30, 2011 and December 31, 2010, the Company has 39 and 34 interest rate cap agreements, respectively, with an aggregate fair value of approximately $1.4 million and $1.6 million, respectively, based on quoted market values from the institutions holding the agreements.

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
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs.
On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases will be reported as one consolidated matter in the future. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. The defendants will be answering the allegations remaining in the amended complaint and starting the discovery process. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and will be reported as one consolidated matter in the future. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs.
On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions will be reported as one consolidated matter in the future. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Singapore Development Project
In August 2006, the Company entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the Singapore Tourism Board (the “STB”), which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Company entered into the SGD 5.44 billion (approximately $4.20 billion at exchange rates in effect on September 30, 2011) Singapore Credit Facility to fund a significant portion of the construction, operating and other development costs of the Marina Bay Sands.
The Development Agreement permits Marina Bay Sands to open in stages and in accordance with an agreed upon schedule. There are no financial consequences to MBS if it fails to meet the agreed upon schedule, provided that the entire integrated resort is opened by December 31, 2011. The Company believes it met the schedule by October 21, 2011, and is awaiting the results of an audit by the STB of satisfaction of the requirements of the Development Agreement. If the STB determines that the Company has not satisfied the requirements of the Development Agreement as of October 21, 2011, and the Company does not ultimately meet the December 31, 2011, deadline, the STB will be entitled to draw on the SGD 192.6 million (approximately $148.8 million at exchange rates in effect on September 30, 2011) security deposit under the Singapore Credit Facility.
Other Agreements
The Company has entered into an agreement with Starwood to manage hotels, as well as a brand serviced luxury apart-hotel, as part of Sands Cotai Central in Macau. The management agreement imposes certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays would allow Starwood to terminate its agreement. The Company has recommenced construction activities at Sands Cotai Central and is negotiating an amendment to its management agreement with Starwood to provide for new opening timelines. If negotiations are unsuccessful and Starwood exercises its rights to terminate its agreement, the Company would have to find a new manager and brand for these projects. The Company’s agreement with Starwood related to the sales and marketing of the Las Vegas Condo Tower has been terminated. If the Company is unsuccessful in finding a new brand in Las Vegas, it could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: United States, Macau and Singapore. The Company reviews the results of operations for each of its key operating segments: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; and Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macau); and Marina Bay Sands. The Company also reviews construction and development activities for each of its primary projects: The Venetian Las Vegas; The Palazzo; Sands Bethlehem; Sands Macao; The Venetian Macao; Four Seasons Macao; Other Asia; Marina Bay Sands; Other Development Projects (Sands Cotai Central and Cotai Strip parcels 3 and 7 and 8); and Corporate and Other (comprised primarily of airplanes and the Las Vegas Condo Tower). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of service and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company’s segment information as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Revenues:
Macau:
The Venetian Macao	$689,243	$620,745	$2,062,917	$1,751,472
Sands Macao	307,420	288,235	961,173	874,253
Four Seasons Macao	169,050	160,367	461,914	406,807
Other Asia	43,190	28,403	109,413	80,961

	1,208,903	1,097,750	3,595,417	3,113,493
United States:
Las Vegas Operating Properties	347,446	290,690	985,043	902,419
Sands Bethlehem	106,720	82,843	294,870	218,708

	454,166	373,533	1,279,913	1,121,127
Marina Bay Sands	792,427	485,886	2,114,921	702,279
Intersegment eliminations	(46,121)	(48,397)	(123,861)	(98,763)

Total net revenues	$2,409,375	$1,908,772	$6,866,390	$4,838,136

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Adjusted Property EBITDA(1)
Macau:
The Venetian Macao	$252,720	$211,496	$739,486	$574,240
Sands Macao	75,821	74,103	264,042	225,076
Four Seasons Macao	59,719	48,962	154,886	101,456
Other Asia	2,515	(5,563)	(11,321)	(16,149)

	390,775	328,998	1,147,093	884,623
United States:
Las Vegas Operating Properties	94,311	58,271	252,385	229,555
Sands Bethlehem	25,170	16,361	68,318	39,450

	119,481	74,632	320,703	269,005
Marina Bay Sands	413,893	241,589	1,103,723	336,055

Total adjusted property EBITDA	924,149	645,219	2,571,519	1,489,683
Other Operating Costs and Expenses
Stock-based compensation expense	(7,280)	(8,309)	(22,477)	(22,880)
Corporate expense	(54,031)	(28,686)	(133,983)	(78,116)
Rental expense	(10,143)	(9,186)	(33,333)	(30,690)
Pre-opening expense	(15,823)	(10,107)	(43,472)	(97,684)
Development expense	(3,308)	(425)	(6,301)	(1,258)
Depreciation and amortization	(200,071)	(186,738)	(596,469)	(510,521)
Impairment loss	—	(16,057)	—	(16,057)
Loss on disposal of assets	(937)	(2,406)	(8,879)	(40,577)

Operating income	632,556	383,305	1,726,605	691,900
Other Non-Operating Costs and Expenses
Interest income	2,369	2,661	8,444	6,367
Interest expense, net of amounts capitalized	(70,761)	(76,723)	(214,938)	(231,875)
Other income (expense)	(6,617)	6,444	(9,384)	(6,205)
Loss on modification or early retirement of debt	—	(21,692)	—	(18,555)
Income tax expense	(52,375)	(25,161)	(151,960)	(46,436)

Net income	$505,172	$268,834	$1,358,767	$395,196

(1)
Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, rent expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Intersegment Revenues
Macau:
The Venetian Macao	$801	$1,535	$2,624	$6,701
Other Asia	9,857	17,942	27,340	48,376

	10,658	19,477	29,964	55,077
Las Vegas Operating Properties	35,202	28,872	93,187	43,234
Marina Bay Sands	261	48	710	452

Total intersegment revenues	$46,121	$48,397	$123,861	$98,763

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Capital Expenditures
Corporate and Other	$12,728	$9,746
Macau:
The Venetian Macao	9,770	35,618
Sands Macao	4,130	2,500
Four Seasons Macao	16,525	29,348
Other Asia	5,220	2,524
Other Development Projects	571,730	200,292

	607,375	270,282
United States:
Las Vegas Operating Properties	27,872	16,076
Sands Bethlehem	46,562	34,077

	74,434	50,153
Marina Bay Sands	393,068	1,320,083

Total capital expenditures	$1,087,605	$1,650,264

	September 30,	December 31,
	2011	2010

Total Assets
Corporate and Other	$1,204,990	$1,574,180
Macau:
The Venetian Macao	3,985,225	3,194,598
Sands Macao	481,722	483,678
Four Seasons Macao	1,135,993	1,155,243
Other Asia	361,037	370,525
Other Development Projects	3,191,418	3,140,905

	9,155,395	8,344,949
United States:
Las Vegas Operating Properties	4,051,444	3,966,754
Sands Bethlehem	830,778	757,993

	4,882,222	4,724,747
Marina Bay Sands	6,722,644	6,400,432

Total assets	$21,965,251	$21,044,308

	September 30,	December 31,
	2011	2010
Total Long-Lived Assets
Corporate and Other	$307,756	$308,438
Macau:
The Venetian Macao	2,011,398	2,138,419
Sands Macao	294,142	315,380
Four Seasons Macao	993,485	1,024,302
Other Asia	219,811	230,640
Other Development Projects	2,923,377	2,303,959

	6,442,213	6,012,700
United States:
Las Vegas Operating Properties	3,291,618	3,429,997
Sands Bethlehem	613,777	608,021

	3,905,395	4,038,018
Marina Bay Sands	5,532,148	5,541,881

Total long-lived assets	$16,187,512	$15,901,037

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
LVSC is the obligor of the Senior Notes due 2015. Las Vegas Sands, LLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the Senior Notes; however, not on a full and unconditional basis as a result of subsidiaries being able to be released as guarantors under certain circumstances customary for such arrangements. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net assets of $0.7 million (consisting of $267.5 million of property and equipment, offset by $266.8 million of liabilities consisting primarily of deferred proceeds from the sale) and $38.0 million (consisting of $282.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of September 30, 2011 and December 31, 2010, respectively, and a net loss (consisting primarily of depreciation expense) of $4.2 million and $15.4 million for the three and nine ended September 30, 2011, respectively, and $2.5 million and $9.9 million for the three and nine months ended September 30, 2010, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
The condensed consolidating financial information of LVSC, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, is as follows (in thousands):
Condensed Consolidating Balance Sheets
September 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$815,051	$642,486	$2,494,038	$—	$3,951,575
Restricted cash and cash equivalents	—	398	183,968	—	184,366
Intercompany receivables	112,243	86,277	23,253	(221,773)	—
Accounts receivable, net	959	211,119	904,460	(3,642)	1,112,896
Inventories	2,311	9,958	21,193	—	33,462
Deferred income taxes, net	—	24,810	128	(15,274)	9,664
Prepaid expenses and other	8,844	6,885	35,761	(797)	50,693

Total current assets	939,408	981,933	3,662,801	(241,486)	5,342,656
Property and equipment, net	132,054	3,437,383	11,235,536	—	14,804,973
Investment in subsidiaries	7,467,949	5,885,648	—	(13,353,597)	—
Deferred financing costs, net	648	23,185	102,586	—	126,419
Restricted cash and cash equivalents	—	4,327	31,183	—	35,510
Intercompany receivables	31,086	107,956	—	(139,042)	—
Intercompany notes receivable	—	757,147	—	(757,147)	—
Deferred income taxes, net	63,328	—	—	(48,967)	14,361
Leasehold interests in land, net	—	—	1,382,539	—	1,382,539
Intangible assets, net	690	—	81,856	—	82,546
Other assets, net	113	22,520	153,614	—	176,247

Total assets	$8,635,276	$11,220,099	$16,650,115	$(14,540,239)	$21,965,251

Accounts payable	$22,318	$24,888	$59,755	$(3,642)	$103,319
Construction payables	184	2,271	353,231	—	355,686
Intercompany payables	23,253	112,243	86,277	(221,773)	—
Accrued interest payable	1,602	1,055	16,661	—	19,318
Other accrued liabilities	19,308	192,915	1,106,634	—	1,318,857
Income taxes payable	—	1	79,243	(797)	78,447
Deferred income taxes	15,274	—	—	(15,274)	—
Current maturities of long-term debt	3,687	30,572	423,085	—	457,344

Total current liabilities	85,626	363,945	2,124,886	(241,486)	2,332,971
Other long-term liabilities	26,760	11,398	43,792	—	81,950
Intercompany payables	59,857	—	79,185	(139,042)	—
Intercompany notes payable	—	—	757,147	(757,147)	—
Deferred income taxes	—	49,113	134,782	(48,967)	134,928
Deferred amounts related to mall transactions	—	435,080	—	—	435,080
Long-term debt	261,090	2,847,001	6,173,993	—	9,282,084

Total liabilities	433,333	3,706,537	9,313,785	(1,186,642)	12,267,013

Preferred stock issue to Principal Stockholder’s family	572,787	—	—	—	572,787
Total Las Vegas Sands Corp. stockholders’ equity	7,629,156	7,513,157	5,840,440	(13,353,597)	7,629,156
Noncontrolling interests	—	405	1,495,890	—	1,496,295

Total equity	7,629,156	7,513,562	7,336,330	(13,353,597)	9,125,451

Total liabilities and equity	$8,635,276	$11,220,099	$16,650,115	$(14,540,239)	$21,965,251

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Balance Sheets
December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$1,031,844	$412,226	$1,593,011	$—	$3,037,081
Restricted cash and cash equivalents	—	2,179	162,136	—	164,315
Intercompany receivables	11,843	65,834	22,927	(100,604)	—
Accounts receivable, net	298	156,012	561,217	(608)	716,919
Inventories	2,174	11,755	18,331	—	32,260
Deferred income taxes, net	—	24,496	47,389	(10,279)	61,606
Prepaid expenses and other	15,272	4,782	30,432	(3,760)	46,726

Total current assets	1,061,431	677,284	2,435,443	(115,251)	4,058,907
Property and equipment, net	133,901	3,570,465	10,797,831	—	14,502,197
Investment in subsidiaries	6,273,755	4,996,023	—	(11,269,778)	—
Deferred financing costs, net	767	29,198	125,413	—	155,378
Restricted cash and cash equivalents	—	4,616	640,989	—	645,605
Intercompany receivables	31,996	97,813	—	(129,809)	—
Intercompany notes receivable	—	638,986	—	(638,986)	—
Deferred income taxes, net	62,638	—	—	(52,215)	10,423
Leasehold interests in land, net	—	—	1,398,840	—	1,398,840
Intangible assets, net	590	—	89,215	—	89,805
Other assets, net	78	27,104	155,971	—	183,153

Total assets	$7,565,156	$10,041,489	$15,643,702	$(12,206,039)	$21,044,308

Accounts payable	$5,750	$26,975	$81,388	$(608)	$113,505
Construction payables	—	2,179	514,802	—	516,981
Intercompany payables	22,926	11,843	65,835	(100,604)	—
Accrued interest payable	4,629	7,689	30,307	—	42,625
Other accrued liabilities	15,692	175,011	969,531	—	1,160,234
Income taxes payable	—	—	3,760	(3,760)	—
Deferred income taxes	10,279	—	—	(10,279)	—
Current maturities of long-term debt	3,687	30,606	732,775	—	767,068

Total current liabilities	62,963	254,303	2,398,398	(115,251)	2,600,413
Other long-term liabilities	26,761	10,911	40,568	—	78,240
Intercompany payables	45,336	—	84,473	(129,809)	—
Intercompany notes payable	—	—	638,986	(638,986)	—
Deferred income taxes	—	53,034	114,400	(52,215)	115,219
Deferred amounts related to mall transactions	—	442,114	—	—	442,114
Long-term debt	263,726	2,869,931	6,240,098	—	9,373,755

Total liabilities	398,786	3,630,293	9,516,923	(936,261)	12,609,741

Preferred stock issue to Principal Stockholder’s family	503,379	—	—	—	503,379
Total Las Vegas Sands Corp. stockholders’ equity	6,662,991	6,410,791	4,858,987	(11,269,778)	6,662,991
Noncontrolling interests	—	405	1,267,792	—	1,268,197

Total equity	6,662,991	6,411,196	6,126,779	(11,269,778)	7,931,188

Total liabilities and equity	$7,565,156	$10,041,489	$15,643,702	$(12,206,039)	$21,044,308

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$124,258	$1,778,884	$—	$1,903,142
Rooms	—	114,046	148,306	—	262,352
Food and beverage	—	43,675	103,548	—	147,223
Convention, retail and other	—	74,333	188,250	(38,742)	223,841

	—	356,312	2,218,988	(38,742)	2,536,558
Less — promotional allowances	(167)	(20,007)	(106,606)	(403)	(127,183)

Net revenues	(167)	336,305	2,112,382	(39,145)	2,409,375

Operating expenses:
Casino	—	71,088	922,953	(663)	993,378
Rooms	—	35,589	17,904	—	53,493
Food and beverage	—	22,711	50,569	(1,499)	71,781
Convention, retail and other	—	20,069	85,766	(6,606)	99,229
Provision for doubtful accounts	—	260	33,693	—	33,953
General and administrative	—	65,396	175,480	(204)	240,672
Corporate expense	48,539	58	35,607	(30,173)	54,031
Rental expense	—	—	10,143	—	10,143
Pre-opening expense	—	—	15,823	—	15,823
Development expense	3,308	—	—	—	3,308
Depreciation and amortization	4,654	55,669	139,748	—	200,071
Loss on disposal of assets	—	—	937	—	937

	56,501	270,840	1,488,623	(39,145)	1,776,819

Operating income (loss)	(56,668)	65,465	623,759	—	632,556
Other income (expense):
Interest income	416	29,268	1,769	(29,084)	2,369
Interest expense, net of amounts capitalized	(3,453)	(24,704)	(71,688)	29,084	(70,761)
Other expense	—	(2,145)	(4,472)	—	(6,617)
Income from equity investments in subsidiaries	461,957	393,673	—	(855,630)	—

Income before income taxes	402,252	461,557	549,368	(855,630)	557,547
Income tax benefit (expense)	22,627	(16,715)	(58,287)	—	(52,375)

Net income	424,879	444,842	491,081	(855,630)	505,172
Net income attributable to noncontrolling interests	—	(487)	(79,806)	—	(80,293)

Net income attributable to Las Vegas Sands Corp.	$424,879	$444,355	$411,275	$(855,630)	$424,879

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$116,554	$1,457,297	$—	$1,573,851
Rooms	—	105,649	102,511	—	208,160
Food and beverage	—	34,304	82,882	—	117,186
Convention, retail and other	—	63,501	115,858	(32,180)	147,179

	—	320,008	1,758,548	(32,180)	2,046,376
Less — promotional allowances	(128)	(39,908)	(96,626)	(942)	(137,604)

Net revenues	(128)	280,100	1,661,922	(33,122)	1,908,772

Operating expenses:
Casino	—	73,740	809,234	(796)	882,178
Rooms	—	24,218	12,648	—	36,866
Food and beverage	—	15,144	37,141	(1,379)	50,906
Convention, retail and other	—	18,206	56,582	(4,185)	70,603
Provision for doubtful accounts	—	5,681	32,152	—	37,833
General and administrative	—	62,389	131,400	(313)	193,476
Corporate expense	24,931	47	30,141	(26,433)	28,686
Rental expense	—	—	9,186	—	9,186
Pre-opening expense	178	3	9,942	(16)	10,107
Development expense	425	—	—	—	425
Depreciation and amortization	3,295	55,345	128,098	—	186,738
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	—	322	2,084	—	2,406

	28,829	255,095	1,274,665	(33,122)	1,525,467

Operating income (loss)	(28,957)	25,005	387,257	—	383,305
Other income (expense):
Interest income	1,174	23,131	1,151	(22,795)	2,661
Interest expense, net of amounts capitalized	(3,505)	(26,172)	(69,841)	22,795	(76,723)
Other income (expense)	(1,500)	725	7,219	—	6,444
Loss on modification or early retirement of debt	—	(21,692)	—	—	(21,692)
Income from equity investments in subsidiaries	240,507	213,614	—	(454,121)	—

Income before income taxes	207,719	214,611	325,786	(454,121)	293,995
Income tax benefit (expense)	6,778	3,285	(35,224)	—	(25,161)

Net income	214,497	217,896	290,562	(454,121)	268,834
Net income attributable to noncontrolling interests	—	—	(54,337)	—	(54,337)

Net income attributable to Las Vegas Sands Corp.	$214,497	$217,896	$236,225	$(454,121)	$214,497

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$312,504	$5,117,399	$—	$5,429,903
Rooms	—	339,851	394,171	—	734,022
Food and beverage	—	141,555	297,077	—	438,632
Convention, retail and other	—	208,032	484,375	(103,269)	589,138

	—	1,001,942	6,293,022	(103,269)	7,191,695
Less — promotional allowances	(502)	(53,850)	(269,774)	(1,179)	(325,305)

Net revenues	(502)	948,092	6,023,248	(104,448)	6,866,390

Operating expenses:
Casino	—	195,274	2,695,844	(1,791)	2,889,327
Rooms	—	101,818	50,861	—	152,679
Food and beverage	—	69,661	151,421	(4,463)	216,619
Convention, retail and other	—	62,783	245,578	(16,863)	291,498
Provision for doubtful accounts	—	6,851	85,656	—	92,507
General and administrative	—	189,830	485,447	(559)	674,718
Corporate expense	118,588	196	95,971	(80,772)	133,983
Rental expense	—	—	33,333	—	33,333
Pre-opening expense	—	15	43,457	—	43,472
Development expense	6,301	—	—	—	6,301
Depreciation and amortization	13,315	172,282	410,872	—	596,469
(Gain) loss on disposal of assets	7,663	2,027	(811)	—	8,879

	145,867	800,737	4,297,629	(104,448)	5,139,785

Operating income (loss)	(146,369)	147,355	1,725,619	—	1,726,605
Other income (expense):
Interest income	3,504	81,722	4,362	(81,144)	8,444
Interest expense, net of amounts capitalized	(10,353)	(70,638)	(215,091)	81,144	(214,938)
Other expense	—	(1,873)	(7,511)	—	(9,384)
Income from equity investments in subsidiaries	1,233,759	1,039,759	—	(2,273,518)	—

Income before income taxes	1,080,541	1,196,325	1,507,379	(2,273,518)	1,510,727
Income tax benefit (expense)	44,298	(43,736)	(152,522)	—	(151,960)

Net income	1,124,839	1,152,589	1,354,857	(2,273,518)	1,358,767
Net income attributable to noncontrolling interests	—	(1,779)	(232,149)	—	(233,928)

Net income attributable to Las Vegas Sands Corp.	$1,124,839	$1,150,810	$1,122,708	$(2,273,518)	$1,124,839

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$374,801	$3,555,121	$—	$3,929,922
Rooms	—	345,885	233,824	—	579,709
Food and beverage	—	119,099	195,245	—	314,344
Convention, retail and other	—	158,593	264,010	(51,943)	370,660

	—	998,378	4,248,200	(51,943)	5,194,635
Less — promotional allowances	(375)	(131,352)	(222,500)	(2,272)	(356,499)

Net revenues	(375)	867,026	4,025,700	(54,215)	4,838,136

Operating expenses:
Casino	—	228,572	2,141,160	(1,972)	2,367,760
Rooms	—	72,469	28,125	(1)	100,593
Food and beverage	—	51,481	96,127	(4,601)	143,007
Convention, retail and other	—	56,043	148,597	(10,307)	194,333
Provision for doubtful accounts	—	23,376	49,610	—	72,986
General and administrative	—	182,424	311,081	(851)	492,654
Corporate expense	67,238	179	47,132	(36,433)	78,116
Rental expense	—	—	30,690	—	30,690
Pre-opening expense	535	6	97,193	(50)	97,684
Development expense	1,258	—	—	—	1,258
Depreciation and amortization	9,331	171,475	329,715	—	510,521
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	—	9,026	31,551	—	40,577

	78,362	795,051	3,327,038	(54,215)	4,146,236

Operating income (loss)	(78,737)	71,975	698,662	—	691,900
Other income (expense):
Interest income	2,493	65,164	2,507	(63,797)	6,367
Interest expense, net of amounts capitalized	(11,669)	(82,880)	(201,123)	63,797	(231,875)
Other income (expense)	(1,500)	454	(5,159)	—	(6,205)
Gain (loss) on modification or early retirement of debt	3,358	(21,692)	(221)	—	(18,555)
Income from equity investments in subsidiaries	376,674	322,268	—	(698,942)	—

Income before income taxes	290,619	355,289	494,666	(698,942)	441,632
Income tax benefit (expense)	(16,734)	2,555	(32,257)	—	(46,436)

Net income	273,885	357,844	462,409	(698,942)	395,196
Net income attributable to noncontrolling interests	—	—	(121,311)	—	(121,311)

Net income attributable to Las Vegas Sands Corp.	$273,885	$357,844	$341,098	$(698,942)	$273,885

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(128,534)	$232,218	$1,825,489	$—	$1,929,173

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	2,070	588,026	—	590,096
Capital expenditures	(11,284)	(29,229)	(1,047,092)	—	(1,087,605)
Proceeds from disposal of property and equipment	—	—	5,487	—	5,487
Acquisition of intangible assets	(100)	—	—	—	(100)
Dividends received from Guarantor Subsidiaries	85,265	—	—	(85,265)	—
Notes receivable to non-guarantor subsidiaries	—	(42,963)	—	42,963	—
Dividends received from non-guarantor subsidiaries	—	127,472	—	(127,472)	—
Repayments of receivable from non-guarantor subsidiaries	—	700	—	(700)	—
Capital contributions to subsidiaries	(50,026)	—	—	50,026	—

Net cash generated from (used in) investing activities	23,855	58,050	(453,579)	(120,448)	(492,122)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,390	—	2,022	—	22,412
Proceeds from the exercise of warrants	9,662	—	—	—	9,662
Dividends paid to preferred stockholders	(57,957)	—	—	—	(57,957)
Distributions to noncontrolling interests	—	(1,779)	(6,027)	—	(7,806)
Dividends paid to Las Vegas Sands Corp.	—	(85,265)	—	85,265	—
Dividends paid to Guarantor Subsidiaries	—	—	(127,472)	127,472	—
Capital contributions received	—	50,000	26	(50,026)	—
Borrowings from Guarantor Subsidiaries	—	—	42,963	(42,963)	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(700)	700	—
Repayments on Singapore credit facility	—	—	(302,210)	—	(302,210)
Repayments on VML credit facility	—	—	(43,750)	—	(43,750)
Repayments on senior secured credit facility	—	(21,703)	—	—	(21,703)
Repayments on ferry financing	—	—	(26,243)	—	(26,243)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease	—	(1,261)	—	—	(1,261)
Repayments on FF&E facility and other long-term debt	—	—	(1,470)	—	(1,470)
Repurchase of preferred stock	(64,949)	—	—	—	(64,949)
Payments of preferred stock inducement premium	(16,494)	—	—	—	(16,494)
Payments of deferred financing costs	—	—	(6,076)	—	(6,076)

Net cash used in financing activities	(112,114)	(60,008)	(468,937)	120,448	(520,611)

Effect of exchange rate on cash	—	—	(1,946)	—	(1,946)

Increase (decrease) in cash and cash equivalents	(216,793)	230,260	901,027	—	914,494
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$815,051	$642,486	$2,494,038	$—	$3,951,575

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(86,402)	$243,909	$1,050,491	$—	$1,207,998

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	159	(836,964)	—	(836,805)
Capital expenditures	(5,261)	(20,308)	(1,624,695)	—	(1,650,264)
Proceeds from disposal of property and equipment	—	823	5,128	—	5,951
Acquisition of intangible assets	(590)	—	(44,009)	—	(44,599)
Purchases of investments	—	—	(173,774)	—	(173,774)
Proceeds from investments	—	—	173,774	—	173,774
Notes receivable to non-guarantor subsidiaries	—	(43,312)	—	43,312	—
Dividends from Guarantor Subsidiaries	5,265,485	—	—	(5,265,485)	—
Dividends from non-guarantor subsidiaries	—	41,100	—	(41,100)	—
Capital contributions to subsidiaries	(4,467,037)	(16,537)	—	4,483,574	—

Net cash generated from (used in) investing activities	792,597	(38,075)	(2,500,540)	(779,699)	(2,525,717)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,396	—	—	—	6,396
Proceeds from exercise of warrants	5	—	—	—	5
Dividends paid to preferred stockholders	(70,050)	—	—	—	(70,050)
Dividends paid to Las Vegas Sands Corp.	—	(5,265,485)	—	5,265,485	—
Dividends paid to Guarantor Subsidiaries	—	—	(41,100)	41,100	—
Capital contributions received	—	4,300,037	183,537	(4,483,574)	—
Borrowings from Guarantor Subsidiaries	—	—	43,312	(43,312)	—
Proceeds from VOL credit facility	—	—	751,169	—	751,169
Proceeds from Singapore credit facility	—	—	647,988	—	647,988
Repayments on senior secured credit facility	—	(1,803,090)	—	—	(1,803,090)
Repayments on VML credit facility	—	—	(524,701)	—	(524,701)
Repurchase and cancellation of senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(26,331)	—	(26,331)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease	—	(1,293)	—	—	(1,293)
Repayments on FF&E facility and other long-term debt	—	(108,549)	(1,197)	—	(109,746)
Payments of deferred financing costs	—	(9,905)	(55,918)	—	(65,823)

Net cash generated from (used in) financing activities	(123,090)	(2,888,285)	976,759	779,699	(1,254,917)

Effect of exchange rate on cash	—	—	11,932	—	11,932

Increase (decrease) in cash and cash equivalents	583,105	(2,682,451)	(461,358)	—	(2,560,704)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$837,361	$351,174	$1,206,177	$—	$2,394,712

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Approximately 70.0% and 63.9% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2011 and 2010, respectively, was derived from room revenues, food and beverage services, and other non-gaming sources, and 30.0% and 36.1%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
In May 2009, we partially opened the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010; a 300-room hotel tower, which opened in May 2011; an arts and cultural center; and the broadcast home of the local PBS affiliate. We have initiated construction activities on the remaining components of the integrated resort, which include a 150,000-square-foot retail facility (with a progressive opening beginning in November 2011) and a 50,000-square-foot multipurpose event center (expected to open in the second quarter of 2012). Sands Bethlehem is also expected to be home to the National Museum of Industrial History. We own 86% of the economic interest of the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest of the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 90.3% and 91.2% of the gross revenue at Sands Bethlehem for the nine months ended September 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from food and beverage services and other non-gaming sources.

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
We own and operate the Sands Macao, the first Las Vegas-style casino in Macau. The Sands Macao includes approximately 197,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.5% and 94.1% of the gross revenue at the Sands Macao for the nine months ended September 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder primarily derived from room revenues and food and beverage services.
We also own and operate The Venetian Macao, the anchor property of our master-planned development of integrated resort properties that we refer to as the Cotai Strip™ in Macau. With a theme similar to that of The Venetian Las Vegas, The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 550,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 83.8% and 82.9% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from room revenues and other non-gaming sources.
We own the Four Seasons Macao, which is located adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that features 360 rooms and suites managed and operated by Four Seasons Hotels Inc.; 19 Paiza mansions; approximately 70,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip™ (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize the units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals. Approximately 83.0% and 85.0% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from mall revenues, room revenues and other non-gaming sources.
Singapore
We own and operate the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. Marina Bay Sands features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyPark™ (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 76.5% of the gross revenue at the Marina Bay Sands for the nine months ended September 30, 2011, was derived from gaming activities, with the remainder derived from room revenues, food and beverage services and other non-gaming sources.
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

United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve and expect that it will take approximately 18 months thereafter to complete construction of the project. As of September 30, 2011, we have capitalized construction costs of $178.0 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Macau
We submitted plans to the Macau government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as Sands Cotai Central (formerly parcels 5 and 6) and parcels 3 and 7 and 8). Subject to the approval from the Macau government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced construction or pre-construction activities on these developments and plan to operate the related gaming areas under our Macau gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macau government. We currently intend to develop our other Cotai Strip properties as follows:
•
Sands Cotai Central — We are staging the construction of the Sands Cotai Central integrated resort. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. Phase I, which is currently expected to open at the end of the first quarter of 2012, includes a hotel tower on parcel 5 that was to be managed by Shangri-La International Hotel Management Limited (“Shangri-La”); however, in March 2011, we mutually agreed with Shangri-La to terminate the hotel management agreement. This hotel tower will now be managed by Hilton Worldwide, which will include 600 five-star rooms and suites under their Conrad brand, and InterContinental Hotels Group, which will include 1,200 four-star rooms and suites under their Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under its Sheraton Towers brand, a variety of retail offerings, more than 300,000 square feet of meeting space, several food and beverage establishments, along with the 106,000 square foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining dining, entertainment, retail and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,000 rooms and suites under the Sheraton Towers brand. The total cost to complete phases I and II is expected to be approximately $1.6 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under its St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2011, we have capitalized costs of $2.73 billion for the entire project, including the land premium (net of amortization) and $183.9 million in outstanding construction payables. Our management agreement with Starwood imposes certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, would allow Starwood to terminate its agreement. We are currently negotiating an amendment to the management agreement with Starwood to provide for new opening timelines.

•
Parcels 7 and 8 — If we are successful in winning our appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), the related integrated resort is expected to be similar in size and scope to the Sands Cotai Central. We had commenced pre-construction activities and have capitalized construction costs of $100.7 million as of September 30, 2011. We intend to commence construction after Sands Cotai Central and the integrated resort on parcel 3 is complete, necessary government approvals are obtained (including the land concession), regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

•
Parcel 3 — The integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction activities and have capitalized costs of $96.2 million, including the land premium (net of amortization), as of September 30, 2011. We intend to commence construction after Sands Cotai Central is complete, necessary government approvals are obtained, regional and global economic conditions improve, future demand warrants it and additional financing is obtained.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments is currently not determinable. As of September 30, 2011, we have capitalized an aggregate of $7.11 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our new $3.7 billion Macau credit facility entered into in September 2011 (the “2011 VML Credit Facility,” see “— Liquidity and Capital Resources — Development Financing Strategy” for further disclosure), we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain any of the additional financing required.
Land concessions in Macau generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macau law. We have received land concessions from the Macau government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. We do not own these land sites in Macau; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macau government or in seven semi-annual installments (provided that the outstanding balance is due upon the completion of the corresponding integrated resort), as well as annual rent for the term of the land concessions. In December 2010, we received notice from the Macau government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macau for a review of the decision. In January 2011, we filed an appeal with the Court of Second Instance in Macau, which has yet to issue a decision. Should we win our appeal, it is still possible for the Chief Executive of Macau to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $100.7 million in capitalized construction costs, as of September 30, 2011, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macau government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. We believe that if we are not able to complete the developments by the respective deadlines, we will likely be able to obtain extensions from the Macau government; however, no assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadlines and those deadlines are not extended, we could lose our land concessions for parcel 3 or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $96.2 million and $2.73 billion in capitalized costs and land premiums (net of amortization), as of September 30, 2011, related to our developments on parcel 3 or Sands Cotai Central, respectively.
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

There were no newly identified significant accounting estimates during the nine months ended September 30, 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our 2010 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Net revenues	$2,409,375	$1,908,772	26.2%	$6,866,390	$4,838,136	41.9%
Operating expenses	1,776,819	1,525,467	16.5%	5,139,785	4,146,236	24.0%
Operating income	632,556	383,305	65.0%	1,726,605	691,900	149.5%
Income before income taxes	557,547	293,995	89.6%	1,510,727	441,632	242.1%
Net income	505,172	268,834	87.9%	1,358,767	395,196	243.8%
Net income attributable to Las Vegas Sands Corp.	424,879	214,497	98.1%	1,124,839	273,885	310.7%

	Percent of Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating expenses	73.7%	79.9%	74.9%	85.7%
Operating income	26.3%	20.1%	25.1%	14.3%
Income before income taxes	23.1%	15.4%	22.0%	9.1%
Net income	21.0%	14.1%	19.8%	8.2%
Net income attributable to Las Vegas Sands Corp.	17.6%	11.2%	16.4%	5.7%
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for the U.S.: Table games drop (“drop”) and slot handle (“handle”) are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered for the period cited. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Based upon our mix of table games, our table games in Las Vegas have produced a trailing 12-month win percentage (calculated before discounts) of 17.5%. Slot machines in Las Vegas and Pennsylvania have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.2% and 7.3%, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis, whereas in Las Vegas, approximately 70.9% of our table games play for the nine months ended September 30, 2011, was conducted on a credit basis. In Pennsylvania, our table games play, which commenced in July 2010, was primarily conducted on a cash basis. We expect to increase the credit extended to our players as operations ramp up at Sands Bethlehem.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 27.0%, 20.2%, 34.8% and 22.4% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 6.8%, 6.0%, 6.0% and 5.4% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Actual win may vary from the trailing 12-month win and hold percentages. In Macau, 26.6% of our table games play was conducted on a credit basis for the nine months ended September 30, 2011. This percentage is expected to increase as we continue to extend credit to our premium players and junket operators for table games play. In Singapore, 34.6% of table games play was conducted on a credit basis for the nine months ended September 30, 2011. This percentage is expected to increase as we increase the credit extended to our premium players and as our operations ramp up at Marina Bay Sands.
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
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$1,903,142	$1,573,851	20.9%
Rooms	262,352	208,160	26.0%
Food and beverage	147,223	117,186	25.6%
Convention, retail and other	223,841	147,179	52.1%

	2,536,558	2,046,376	24.0%
Less — promotional allowances	(127,183)	(137,604)	7.6%

Total net revenues	$2,409,375	$1,908,772	26.2%

Consolidated net revenues were $2.41 billion for the three months ended September 30, 2011, an increase of $500.6 million compared to $1.91 billion for the three months ended September 30, 2010. The increase in net revenues was driven by an increase of $306.5 million from the progressive opening of the Marina Bay Sands, as well as increases at our Macau and U.S. operations.

Casino revenues increased $329.3 million compared to the three months ended September 30, 2010. Of the increase, $237.5 million was attributable to Marina Bay Sands, as well as a $63.0 million increase at our Macau operations driven by an increase in Rolling Chip volume at Sands Macao and increases in Non-Rolling Chip drop and win percentage at The Venetian Macao. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$586,945	$540,284	8.6%
Non-Rolling Chip drop	$1,074,230	$956,867	12.3%
Non-Rolling Chip win percentage	27.6%	26.6%	1.0	pts
Rolling Chip volume	$12,706,769	$11,035,144	15.1%
Rolling Chip win percentage	2.66%	3.05%	(0.39	)pts
Slot handle	$897,109	$853,705	5.1%
Slot hold percentage	6.4%	6.5%	(0.1	)pts
Sands Macao
Total casino revenues	$299,761	$281,764	6.4%
Non-Rolling Chip drop	$722,595	$649,605	11.2%
Non-Rolling Chip win percentage	20.0%	20.3%	(0.3	)pts
Rolling Chip volume	$7,902,923	$6,275,044	25.9%
Rolling Chip win percentage	2.65%	3.00%	(0.35	)pts
Slot handle	$536,479	$435,713	23.1%
Slot hold percentage	5.3%	5.7%	(0.4	)pts
Four Seasons Macao
Total casino revenues	$140,598	$142,256	(1.2)%
Non-Rolling Chip drop	$107,610	$98,537	9.2%
Non-Rolling Chip win percentage	38.9%	29.5%	9.4	pts
Rolling Chip volume	$4,160,488	$4,740,576	(12.2)%
Rolling Chip win percentage	2.90%	3.08%	(0.18	)pts
Slot handle	$201,540	$120,328	67.5%
Slot hold percentage	6.4%	5.4%	1.0	pts
U.S Operations:
Las Vegas Operating Properties
Total casino revenues	$124,258	$116,554	6.6%
Table games drop	$536,109	$476,492	12.5%
Table games win percentage	20.4%	17.1%	3.3	pts
Slot handle	$490,244	$663,607	(26.1)%
Slot hold percentage	8.7%	7.9%	0.8	pts
Sands Bethlehem
Total casino revenues	$99,652	$78,522	26.9%
Table games drop	$188,908	$72,910	159.1%
Table games win percentage	14.3%	13.0%	1.3	pts
Slot handle	$988,426	$934,586	5.8%
Slot hold percentage	7.1%	7.2%	(0.1	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$651,928	$414,471	57.3%
Non-Rolling Chip drop	$1,199,171	$892,079	34.4%
Non-Rolling Chip win percentage	22.6%	22.1%	0.5	pts
Rolling Chip volume	$16,720,235	$10,254,561	63.1%
Rolling Chip win percentage	2.69%	2.65%	0.04	pts
Slot handle	$2,792,485	$1,358,705	105.5%
Slot hold percentage	5.3%	5.9%	(0.6	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $54.2 million compared to the three months ended September 30, 2010. Of the increase, $36.5 million was attributable to Marina Bay Sands, as well as increases at our Las Vegas Properties driven by increased room rates and at The Venetian Macao driven by increased occupancy and room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$57,083	$50,614	12.8%
Occupancy rate	94.1%	90.1%	4.0	pts
Average daily room rate	$232	$217	6.9%
Revenue per available room	$218	$195	11.8%
Sands Macao
Total room revenues	$6,157	$6,089	1.1%
Occupancy rate	92.9%	96.6%	(3.7	)pts
Average daily room rate	$251	$239	5.0%
Revenue per available room	$233	$231	0.9%
Four Seasons Macao
Total room revenues	$8,257	$7,632	8.2%
Occupancy rate	70.8%	70.9%	(0.1	)pts
Average daily room rate	$335	$309	8.4%
Revenue per available room	$237	$219	8.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$114,046	$105,649	7.9%
Occupancy rate	92.7%	93.7%	(1.0	)pts
Average daily room rate	$191	$174	9.8%
Revenue per available room	$177	$163	8.6%
Sands Bethlehem
Total room revenues	$2,144	$—	—%
Occupancy rate	47.3%	—%	—	pts
Average daily room rate	$168	$—	—%
Revenue per available room	$79	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$74,665	$38,176	95.6%
Occupancy rate	98.1%	68.2%	29.9	pts
Average daily room rate	$327	$246	32.9%
Revenue per available room	$321	$168	91.1%
Food and beverage revenues increased $30.0 million compared to the three months ended September 30, 2010. The increase was primarily due to a $17.2 million increase at the Marina Bay Sands and a $10.0 million increase at our Las Vegas Operating Properties driven by increased banquet activities.
Convention, retail and other revenues increased $76.7 million compared to the three months ended September 30, 2010. The increase was primarily due to increases at the Marina Bay Sands, The Venetian Macao and Four Seasons Macao of $38.0 million, $10.3 million and $7.7 million, respectively, driven by mall operations at these properties.

Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$993,378	$882,178	12.6%
Rooms	53,493	36,866	45.1%
Food and beverage	71,781	50,906	41.0%
Convention, retail and other	99,229	70,603	40.5%
Provision for doubtful accounts	33,953	37,833	(10.3)%
General and administrative	240,672	193,476	24.4%
Corporate expense	54,031	28,686	88.4%
Rental expense	10,143	9,186	10.4%
Pre-opening expense	15,823	10,107	56.6%
Development expense	3,308	425	678.4%
Depreciation and amortization	200,071	186,738	7.1%
Impairment loss	—	16,057	(100.0)%
Loss on disposal of assets	937	2,406	(61.1)%

Total operating expenses	$1,776,819	$1,525,467	16.5%

Operating expenses were $1.78 billion for the three months ended September 30, 2011, an increase of $251.4 million compared to $1.53 billion for the three months ended September 30, 2010. The increase in operating expenses was primarily attributable to the progressive opening of Marina Bay Sands.
Casino expenses increased $111.2 million compared to the three months ended September 30, 2010. Of the increase, $68.3 million was attributable to the Marina Bay Sands and $30.0 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations.
Room, food and beverage and convention, retail and other expenses increased $16.6 million, $20.9 million and $28.6 million, respectively, compared to the three months ended September 30, 2010. The increases were driven by the associated increases in the related revenues described above.
The provision for doubtful accounts was $34.0 million for the three months ended September 30, 2011, compared to $37.8 million for the three months ended September 30, 2010. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $47.2 million compared to the three months ended September 30, 2010, primarily attributable to the $31.3 million increase at the Marina Bay Sands.
Corporate expenses increased $25.3 million compared to the three months ended September 30, 2010. The increase was primarily due to higher incentive compensation expenses and increased legal fees.
Pre-opening expenses were $15.8 million for the three months ended September 30, 2011, compared to $10.1 million for the three months ended September 30, 2010. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2011, were primarily related to activities at Sands Cotai Central. Pre-opening expenses for the three months ended September 30, 2010, were primarily related to activities at Sands Cotai Central and Marina Bay Sands.
Depreciation and amortization expense increased $13.3 million compared to the three months ended September 30, 2010. The increase was primarily attributable to a $21.5 million increase at Marina Bay Sands, partially offset by decreases at our Macau properties due to certain assets being fully depreciated.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended September 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$252,720	$211,496	19.5%
Sands Macao	75,821	74,103	2.3%
Four Seasons Macao	59,719	48,962	22.0%
Other Asia	2,515	(5,563)	145.2%

	390,775	328,998	18.8%
United States:
Las Vegas Operating Properties	94,311	58,271	61.8%
Sands Bethlehem	25,170	16,361	53.8%

	119,481	74,632	60.1%
Marina Bay Sands	413,893	241,589	71.3%

Total adjusted property EBITDA	$924,149	$645,219	43.2%

Adjusted property EBITDA at our Macau operations increased $61.8 million compared to the three months ended September 30, 2010, led by an increase of $41.2 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $111.2 million, partially offset by an increase of $30.0 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $36.0 million compared to the three months ended September 30, 2010. As previously described, the increase was primarily attributable to an increase in net revenues of $52.8 million (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses as a result of higher revenues.
Adjusted property EBITDA at Sands Bethlehem increased $8.8 million compared to the three months ended September 30, 2010. The increase was primarily attributable to an increase in net revenues of $23.9 million, driven by the commencement of table games operations in July 2010 and the opening of the 300-room hotel tower in May 2011, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Marina Bay Sands, increased $172.3 million compared to the three months ended September 30, 2010. The increase was primarily attributable to an increase in net revenues of $306.5 million, driven by the progressive opening of the property, partially offset by increases in the associated operating expenses.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$101,688	$107,841
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4,004	885
Less — capitalized interest	(34,931)	(32,003)

Interest expense, net	$70,761	$76,723

Cash paid for interest	$89,070	$102,367
Weighted average total debt balance	$10,102,791	$10,502,487
Weighted average interest rate	4.0%	4.1%

Interest cost decreased $6.2 million compared to the three months ended September 30, 2010, resulting from a decrease in our weighted average debt balances. Capitalized interest increased $2.9 million compared to the three months ended September 30, 2010, primarily due to increased construction activities at Sands Cotai Central in Macau.
Other Factors Effecting Earnings
Other expense was $6.6 million for the three months ended September 30, 2011, compared to other income of $6.4 million for the three months ended September 30, 2010. The amounts in both periods were primarily attributable to foreign exchange gains and losses, principally in Macau.
Our effective income tax rate was 9.4% for the three months ended September 30, 2011, compared to 8.6% for the three months ended September 30, 2010. The effective income tax rate for the three months ended September 30, 2011, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable deferred tax assets in the U.S. and certain foreign jurisdictions, which unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $80.3 million for the three months ended September 30, 2011, compared to $54.3 million for the three months ended September 30, 2010, and was primarily attributable to the noncontrolling interest of SCL for both periods.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$5,429,903	$3,929,922	38.2%
Rooms	734,022	579,709	26.6%
Food and beverage	438,632	314,344	39.5%
Convention, retail and other	589,138	370,660	58.9%

	7,191,695	5,194,635	38.4%
Less — promotional allowances	(325,305)	(356,499)	8.8%

Total net revenues	$6,866,390	$4,838,136	41.9%

Consolidated net revenues were $6.87 billion for the nine months ended September 30, 2011, an increase of $2.03 billion compared to $4.84 billion for the nine months ended September 30, 2010. The increase in net revenues was driven by a $1.41 billion increase from the progressive opening of the Marina Bay Sands, as well as increases at our Macau and U.S. operations.

Casino revenues increased $1.50 billion compared to the nine months ended September 30, 2010. Of the increase, $1.11 billion was attributable to Marina Bay Sands, as well as a $384.6 million increase at our Macau operations driven primarily by increases in Rolling Chip volume and Non-Rolling Chip drop at The Venetian Macao and Sands Macao. The increase was partially offset by a decrease at our Las Vegas Operating Properties driven by a decrease in slot handle. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total casino revenues	$1,788,833	$1,521,090	17.6%
Non-Rolling Chip drop	$3,079,081	$2,776,469	10.9%
Non-Rolling Chip win percentage	27.0%	25.5%	1.5	pts
Rolling Chip volume	$38,465,676	$30,850,448	24.7%
Rolling Chip win percentage	2.95%	3.11%	(0.16	)pts
Slot handle	$2,498,423	$2,226,029	12.2%
Slot hold percentage	6.6%	7.0%	(0.4	)pts
Sands Macao
Total casino revenues	$939,165	$856,778	9.6%
Non-Rolling Chip drop	$2,124,760	$1,842,682	15.3%
Non-Rolling Chip win percentage	20.1%	20.4%	(0.3	)pts
Rolling Chip volume	$23,925,627	$19,902,862	20.2%
Rolling Chip win percentage	2.79%	3.08%	(0.29	)pts
Slot handle	$1,434,961	$1,204,842	19.1%
Slot hold percentage	5.8%	5.8%	—	pts
Four Seasons Macao
Total casino revenues	$399,733	$365,253	9.4%
Non-Rolling Chip drop	$286,982	$293,102	(2.1)%
Non-Rolling Chip win percentage	38.8%	27.7%	11.1	pts
Rolling Chip volume	$11,464,101	$13,303,508	(13.8)%
Rolling Chip win percentage	3.05%	2.91%	0.14	pts
Slot handle	$589,621	$376,638	56.5%
Slot hold percentage	6.1%	5.5%	0.6	pts
U.S Operations:
Las Vegas Operating Properties
Total casino revenues	$312,503	$374,801	(16.6)%
Table games drop	$1,434,904	$1,440,665	(0.4)%
Table games win percentage	17.9%	18.5%	(0.6	)pts
Slot handle	$1,309,108	$1,972,181	(33.6)%
Slot hold percentage	8.7%	7.8%	0.9	pts
Sands Bethlehem
Total casino revenues	$278,726	$206,751	34.8%
Table games drop	$459,413	$72,910	530.1%
Table games win percentage	14.8%	13.0%	1.8	pts
Slot handle	$2,817,673	$2,803,567	0.5%
Slot hold percentage	7.2%	7.0%	0.2	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,710,943	$605,249	182.7%
Non-Rolling Chip drop	$3,300,078	$1,430,375	130.7%
Non-Rolling Chip win percentage	22.5%	21.9%	0.6	pts
Rolling Chip volume	$39,081,385	$14,138,555	176.4%
Rolling Chip win percentage	2.75%	2.52%	0.23	pts
Slot handle	$7,214,905	$1,841,031	291.9%
Slot hold percentage	5.3%	6.3%	(1.0	)pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $154.3 million compared to the nine months ended September 30, 2010. The increase in room revenues was attributable to $144.3 million from the Marina Bay Sands, as well as an increase at The Venetian Macao driven by increased room rates, partially offset by a decrease at our Las Vegas Operating Properties driven by reduced occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2011	2010	Change
	(Dollars in thousands)
Macau Operations:
The Venetian Macao
Total room revenues	$158,697	$145,953	8.7%
Occupancy rate	90.1%	91.6%	(1.5	)pts
Average daily room rate	$227	$207	9.7%
Revenue per available room	$205	$190	7.9%
Sands Macao
Total room revenues	$17,270	$18,919	(8.7)%
Occupancy rate	88.6%	97.2%	(8.6	)pts
Average daily room rate	$248	$248	—%
Revenue per available room	$220	$241	(8.7)%
Four Seasons Macao
Total room revenues	$23,315	$21,117	10.4%
Occupancy rate	67.8%	71.0%	(3.2	)pts
Average daily room rate	$333	$295	12.9%
Revenue per available room	$225	$209	7.7%
U.S Operations:
Las Vegas Operating Properties
Total room revenues	$339,850	$345,885	(1.7)%
Occupancy rate	88.5%	94.3%	(5.8	)pts
Average daily room rate	$201	$191	5.2%
Revenue per available room	$178	$180	(1.1)%
Sands Bethlehem
Total room revenues	$2,803	$—	—%
Occupancy rate	47.7%	—%	—	pts
Average daily room rate	$168	$—	—%
Revenue per available room	$80	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$192,087	$47,835	301.6%
Occupancy rate	91.8%	64.8%	27.0	pts
Average daily room rate	$303	$242	25.2%
Revenue per available room	$278	$157	77.1%
Food and beverage revenues increased $124.3 million compared to the nine months ended September 30, 2010. The increase was primarily due to a $92.5 million increase at the Marina Bay Sands and a $23.7 million increase at our Las Vegas Operating Properties driven by increased banquet activities.
Convention, retail and other revenues increased $218.5 million compared to the nine months ended September 30, 2010. The increase was primarily due to increases at the Marina Bay Sands, Four Seasons Macao and The Venetian Macao of $152.2 million, $15.5 million and $14.0 million, respectively, driven by mall operations at these properties.

Operating Expenses
The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Casino	$2,889,327	$2,367,760	22.0%
Rooms	152,679	100,593	51.8%
Food and beverage	216,619	143,007	51.5%
Convention, retail and other	291,498	194,333	50.0%
Provision for doubtful accounts	92,507	72,986	26.7%
General and administrative	674,718	492,654	37.0%
Corporate expense	133,983	78,116	71.5%
Rental expense	33,333	30,690	8.6%
Pre-opening expense	43,472	97,684	(55.5)%
Development expense	6,301	1,258	400.9%
Depreciation and amortization	596,469	510,521	16.8%
Impairment loss	—	16,057	(100.0)%
Loss on disposal of assets	8,879	40,577	(78.1)%

Total operating expenses	$5,139,785	$4,146,236	24.0%

Operating expenses were $5.14 billion for the nine months ended September 30, 2011, an increase of $993.5 million compared to $4.15 billion for the nine months ended September 30, 2010. The increase in operating expenses was primarily attributable to the progressive opening of Marina Bay Sands.
Casino expenses increased $521.6 million compared to the nine months ended September 30, 2010. Of the increase, $338.0 million was attributable to the Marina Bay Sands and $171.5 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macau operations.
Room, food and beverage and convention, retail and other expenses increased $52.1 million, $73.6 million and $97.2 million, respectively, compared to the nine months ended September 30, 2010. The increases were driven by the associated increases in the related revenues described above.
The provision for doubtful accounts was $92.5 million for the nine months ended September 30, 2011, compared to $73.0 million for the nine months ended September 30, 2010. The increase was attributable to a $38.1 million increase in provisions at the Marina Bay Sands. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $182.1 million compared to the nine months ended September 30, 2010, primarily attributable to a $153.6 million increase at the Marina Bay Sands.
Corporate expenses increased $55.9 million compared to the nine months ended September 30, 2010. The increase was primarily due to higher incentive compensation expenses, as well as increased legal and recruitment expenses.
Pre-opening expenses were $43.5 million for the nine months ended September 30, 2011, compared to $97.7 million for the three months ended September 30, 2010. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2011, were primarily related to activities at Sands Cotai Central. Pre-opening expenses for the nine months ended September 30, 2010, were primarily related to activities at Marina Bay Sands and costs associated with recommencing work at Sands Cotai Central.
Depreciation and amortization expense increased $85.9 million compared to the nine months ended September 30, 2010. The increase was primarily the result of the opening of Marina Bay Sands, which contributed $112.6 million of the increase, partially offset by decreases at our Macau properties due to certain assets being fully depreciated.
Loss on disposal of assets was $8.9 million for the nine months ended September 30, 2011, compared to $40.6 million for the nine months ended September 30, 2010. The 2011 losses relate to the disposition of one of our majority owned subsidiaries, as well as the disposition of construction materials and equipment in Macau. The losses incurred during the nine months ended September 30, 2010, were principally related to the disposition of construction materials in Macau and Las Vegas.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Nine Months Ended September 30,
			Percent
	2011	2010	Change
	(Dollars in thousands)
Macau:
The Venetian Macao	$739,486	$574,240	28.8%
Sands Macao	264,042	225,076	17.3%
Four Seasons Macao	154,886	101,456	52.7%
Other Asia	(11,321)	(16,149)	29.9%

	1,147,093	884,623	29.7%
United States:
Las Vegas Operating Properties	252,385	229,555	9.9%
Sands Bethlehem	68,318	39,450	73.2%

	320,703	269,005	19.2%
Marina Bay Sands	1,103,723	336,055	228.4%

Total adjusted property EBITDA	$2,571,519	$1,489,683	72.6%

Adjusted property EBITDA at our Macau operations increased $262.5 million compared to the nine months ended September 30, 2010, led by an increase of $165.2 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $481.9 million, partially offset by an increase of $171.5 million in gross win tax on increased casino revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $22.8 million compared to the nine months ended September 30, 2010. As previously described, the increase was primarily attributable to an increase in net revenues of $37.8 million (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Sands Bethlehem increased $28.9 million compared to the nine months ended September 30, 2010. The increase was primarily driven by the commencement of table games operations in July 2010.
Adjusted property EBITDA at Marina Bay Sands does not have a comparable prior-year period as the property opened in April 2010.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$308,232	$302,659
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4,004	3,542
Less — capitalized interest	(97,298)	(74,326)

Interest expense, net	$214,938	$231,875

Cash paid for interest	$300,482	$279,669
Weighted average total debt balance	$10,140,505	$10,771,226
Weighted average interest rate	4.1%	3.7%

Interest cost increased $5.6 million compared to the nine months ended September 30, 2010, resulting from an increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balances. Capitalized interest increased $23.0 million compared to the nine months ended September 30, 2010, primarily due to the recommencement of activities at Sands Cotai Central in Macau.
Other Factors Effecting Earnings
Other expense was $9.4 million for the nine months ended September 30, 2011, which was primarily attributable to foreign exchange losses, principally in Macau. Other expense was $6.2 million for the nine months ended September 30, 2010, which was primarily attributable to a decrease in value of our interest rate caps.
Our effective income tax rate was 10.1% for the nine months ended September 30, 2011, compared to 10.5% for the nine months ended September 30, 2010. The effective income tax rate for the nine months ended September 30, 2011, reflects a 17% statutory tax rate on our Singapore operations; a zero percent tax rate from our Macau gaming operations due to our income tax exemption in Macau, which is set to expire in 2013; and non-realizable deferred tax assets in the U.S. and certain foreign jurisdictions, which unfavorably impacted our effective income tax rate. Management does not anticipate recording an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes more likely than not that these deferred tax assets are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $233.9 million for the nine months ended September 30, 2011, compared to $121.3 million for the nine months ended September 30, 2010, and was primarily attributable to the noncontrolling interest of SCL for both periods.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Net cash generated from operations	$1,929,173	$1,207,998

Investing cash flows:
Changes in restricted cash and cash equivalents	590,096	(836,805)
Capital expenditures	(1,087,605)	(1,650,264)
Proceeds from disposal of property and equipment	5,487	5,951
Acquisition of intangible assets	(100)	(44,599)
Purchases of investments	—	(173,774)
Proceeds from investments	—	173,774

Net cash used in investing activities	(492,122)	(2,525,717)

Financing cash flows:
Proceeds from exercise of stock options	22,412	6,396
Proceeds from exercise of warrants	9,662	5
Dividends paid to preferred stockholders	(57,957)	(70,050)
Distributions to noncontrolling interests	(7,806)	—
Proceeds from long-term debt	—	1,399,157
Repayments on long-term debt	(399,403)	(2,524,602)
Repurchase of preferred stock	(64,949)	—
Payments of preferred stock inducement premium	(16,494)	—
Payments of deferred financing costs	(6,076)	(65,823)

Net cash used in financing activities	(520,611)	(1,254,917)

Effect of exchange rate on cash	(1,946)	11,932

Increase (decrease) in cash and cash equivalents	$914,494	$(2,560,704)

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2011, increased $721.2 million compared to the nine months ended September 30, 2010. The increase was primarily attributable to the increase in our operating results during the nine months ended September 30, 2011, as previously described.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2011, totaled $1.09 billion, including $607.4 million for construction and development activities in Macau (primarily for our Sands Cotai Central development), $393.1 million for construction activities in Singapore, $46.6 million for construction activities at Sands Bethlehem; and $40.6 million at our Las Vegas Operating Properties and for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $520.6 million for the nine months ended September 30, 2011, which was primarily attributable to the repayments of $302.2 million under our Singapore credit facility and $43.8 million under our VML credit facility, and payments of $64.9 million for preferred stock repurchases, $58.0 million for preferred stock dividends and $16.5 million to induce the exercise of warrants with settlement through tendering of preferred stock.
As of September 30, 2011, we had $1.80 billion available for borrowing under our U.S., Macau and Singapore credit facilities, net of letters of credit, outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers-related subsidiaries.
Development Financing Strategy
Through September 30, 2011, we have funded our development projects primarily through borrowings under our U.S., Macau and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly periods ended September 30 and December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. One of our Macau credit facilities, the VML credit facility, as amended in August 2009, requires certain of our Macau operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million and $20 million of cash on hand to our Las Vegas and relevant Macau operations, respectively, on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA by the corresponding amount during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ended September 30, 2011, and then decreases by 0.25x every other quarter until September 30, 2014, when it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity. Our 2011 VML Credit Facility, entered into in September 2011, will also require our Macau operations to comply with similar financial covenants commencing with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio will be 4.5x for the quarterly periods ended March 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases and remains at 3.0x for all quarterly periods thereafter through maturity. If we are unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. Certain defaults under the VML credit facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter its operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering. In 2009, we completed a $600.0 million exchangeable bond offering and our $2.5 billion SCL Offering. A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly periods ended March 31, 2011. As of September 30, 2011, our U.S., VML, and Singapore leverage ratios were 4.0x, 1.3x and 2.5x, respectively, compared to the maximum leverage ratios allowed of 6.0x, 3.0x and 5.5x, respectively.
We held unrestricted and restricted cash and cash equivalents of approximately $3.95 billion and $219.9 million, respectively, as of September 30, 2011, of which approximately $2.45 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.45 billion, approximately $1.56 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the Company’s significant foreign taxes paid, which would ultimately generate foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation due to bank compliance requirements or dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our developments currently under construction and maintain compliance with the financial covenants of our U.S., Macau and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. We recommenced construction activities at Sands Cotai Central in May 2010 using proceeds from the $1.75 billion VOL credit facility together with $500.0 million of proceeds from the SCL Offering. In September 2011, we entered into the $3.7 billion 2011 VML Credit Facility, which, upon funding that is expected to occur in November 2011, will be used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. The 2011 VML Credit Facility will significantly reduce our interest expense, extend our Macau debt maturities to 2016, enhance our financial flexibility and further strengthen our financial position. The 2011 VML Credit Facility is expected to fund in November 2011 and we expect to record a $21.5 million loss on modification or extinguishment of debt in conjunction with the refinancing.
Additionally, in August 2011, our Board of Directors approved the redemption of all of the outstanding preferred stock on November 15, 2011. We expect to pay approximately $783.4 million to redeem all of the preferred shares outstanding as of September 30, 2011, and record a redemption premium of approximately $98.5 million during the three months ended December 31, 2011.
Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2011, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the signing of the 2011 VML Credit Facility, which we expect to fund in November 2011. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Notes 3 — Long-Term Debt” for additional information on this credit facility.

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:
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

•	our dependence upon properties primarily in Las Vegas, Macau and Singapore for all of our cash flow;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes;

•	new developments, construction and ventures, including our Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macau and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to acts of terrorism;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to outbreaks of infectious diseases, such as severe acute respiratory syndrome, avian flu or swine flu;

•	government regulation of the casino industry, including gaming license regulation, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•	increased competition in Las Vegas and Macau, including recent and upcoming increases in hotel rooms, meeting and convention space, and retail space;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Las Vegas, Macau and Singapore;

•	the popularity of Las Vegas, Macau and Singapore as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our gaming licenses, certificates and subconcession;

•	the completion of infrastructure projects in Macau and Singapore; and

•	the outcome of any ongoing and future litigation.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2011, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending September 30:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$189.7	$—	$—	$189.7	$191.1
Average interest rate(2)	—	—	—	6.4%	—	—	6.4%
Variable rate(3)	$454.7	$529.3	$1,320.9	$3,268.0	$2,301.4	$1,652.3	$9,526.6	$9,206.7
Average interest rate(2)	2.5%	2.4%	2.1%	2.5%	2.6%	2.8%	2.5%
ASSETS
Cap agreements(4)	$—	$0.1	$1.3	$—	$—	$—	$1.4	$1.4

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of September 30, 2011, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $94.5 million.

(3)
As we have the ability and the intent to refinance the VML and the VOL credit facilities, $618.8 million of debt has been reclassified from current to long-term with the outstanding balances reflecting the payment terms of the 2011 VML Credit Facility as of September 30, 2011.

(4)	As of September 30, 2011, we have 39 interest rate cap agreements with an aggregate fair value of approximately $1.4 million based on quoted market values from the institutions holding the agreements.
Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the VML credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate (or in the case of the local term loan, adjusted HIBOR) plus 4.5% per annum or at an alternative base rate plus 3.5% per annum. Applicable spreads under the VML revolving facility are subject to a downward adjustment if certain consolidated leverage ratios are satisfied. Borrowings under the VOL credit facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 4.5% per annum. Borrowings under the 2011 VML Credit Facility will bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macau pataca denominated loans), as applicable, plus a spread of 2.25% for the first 180 days after the closing date (as defined per the agreement). Beginning 180 days after the closing date, the spread for all borrowings is subject to reduction based on a specified consolidated leverage ratio. Borrowings under the Singapore credit facility bear interest at SOR plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.

Foreign currency transaction losses for the nine months ended September 30, 2011, were $6.5 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of September 30, 2011, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $16.6 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”

ITEM 4 —	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2011, and have concluded that they are effective at the reasonable assurance level.
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
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and “Part I — Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A —	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6 —	EXHIBITS
List of Exhibits

Exhibit No.		Description of Document
10.1
Credit Agreement, dated as of September 21, 2011, entered into by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed on the signature pages thereto as Lenders, Bank of China Limited, Macau Branch (“BOC”), as administrative agent for the Lenders, Goldman Sachs (Asia) L.L.C., Goldman Sachs Lending Partners LLC, Bank of America, N.A., BOC, Barclays Capital, BNP Paribas Hong Kong Branch, Citigroup Global Markets Asia Limited, Citibank, N.A. Hong Kong Branch, Commerzbank AG, Credit Agricole Corporate and Investment Bank, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Singapore Branch, Industrial and Commercial Bank of China (Macau) Limited, ING Capital L.L.C. and ING Bank NV, Singapore Bank, Sumitomo Mitsui Banking Corporation, UBS Securities LLC and United Overseas Bank Limited, as global coordinators and bookrunners for the Term Loan Facility and Revolving Credit Facility and as co-syndication agents for the Term Loan Lenders and Revolving Loan Lenders and Banco Nacional Ultramarino, S.A., DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, The Bank of Nova Scotia and Wing Lung Bank Ltd., Macau Branch, as lead arrangers for the Term Loan Facility and Revolving Credit Facility.

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
November 9, 2011

By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer
November 9, 2011