Form 10-K
period 2011-12-31
LAS VEGAS SANDS CORP
filed 2012-02-29
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,293,500,250 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 734,061,465 shares of common stock outstanding as of February 21, 2012.
DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2012 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

Page
PART I

ITEM 1 — BUSINESS	3

ITEM 1A — RISK FACTORS	21

ITEM 1B — UNRESOLVED STAFF COMMENTS	34

ITEM 2 — PROPERTIES	34

ITEM 3 — LEGAL PROCEEDINGS	35

ITEM 4 — MINE SAFETY DISCLOSURES	35

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	36

ITEM 6 — SELECTED FINANCIAL DATA	38

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	64

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	120

ITEM 9A — CONTROLS AND PROCEDURES	120

ITEM 9B — OTHER INFORMATION	121

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	122

ITEM 11 — EXECUTIVE COMPENSATION	122

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	122

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	122

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES	122

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	123

Exhibit 10.48
Exhibit 10.63
Exhibit 10.86
Exhibit 10.87
Exhibit 10.88
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. — BUSINESS
Our Company
Las Vegas Sands Corp. (“LVSC,” or together with its subsidiaries “we” or the “Company”) is a Fortune 500 company and the leading global developer of destination properties (integrated resorts) that feature premium accommodations, world-class gaming, entertainment and retail, convention and exhibition facilities, celebrity chef restaurants and other amenities.
We currently own and operate integrated resorts in Asia and the United States. We believe that our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating substantial cash flow while simultaneously pursuing new development opportunities. Our unique convention-based marketing strategy allows us to attract business travelers during the slower mid-week periods while leisure travelers fill our properties during the weekends. Our convention, trade show and meeting facilities combined with the on-site amenities offered at our Macao, Singapore and Las Vegas integrated resort properties provide flexible and expansive space for trade shows, conventions and other meetings.
In addition, our properties are differentiated by our important high-end gaming facilities and significant retail offerings. The Paiza Club located at our properties is an important part of our VIP gaming marketing strategy. Our Paiza Clubs are exclusive invitation-only clubs available to our premium players that feature high-end services and amenities, including luxury accommodations, restaurants, lounges and private gaming salons. We also offer players club loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. With the completion of Sands Cotai Central, we will own approximately 2.7 million square feet of gross retail space.
Through our 70.3% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of integrated resort properties in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels, Inc.) and the Plaza Casino, which we own and operate (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”) and the Sands Macao. In April 2012, we will open Conrad and Holiday Inn-branded properties as part of the first phase of our Sands Cotai Central integrated resort complex.
In Singapore, we own and operate the iconic Marina Bay Sands, which has become one of Singapore’s major tourist, business and retail destinations since its opening in 2010.
Our properties in the United States include The Venetian Resort Hotel Casino (“The Venetian Las Vegas”) and The Palazzo Resort Hotel Casino (“The Palazzo”), Five-Diamond luxury resorts on the Las Vegas Strip, as well as the Sands Expo and Convention Center (the “Sands Expo Center”) in Las Vegas, Nevada and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”) in Bethlehem, Pennsylvania.
We pride ourselves on being an exemplary employer and an upstanding corporate citizen that helps improve the quality of life for our team members and the communities in which we operate. Through our Sands Foundation and other avenues, we are an active community partner offering assistance to charitable organizations and other worthy causes.
We are also committed to protecting the environment and to being a global leader in sustainable resort development. Through our Sands ECO 360 Global Sustainability program, we develop and implement environmental practices for our existing and future resort developments to protect our natural resources, offer our team members a safe and healthy work environment and enhance the resort experiences of our guests.
LVSC was incorporated as a Nevada corporation in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and our telephone number at that address is (702) 414-1000. Our website address is www.lasvegassands.com. The information on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC’s internet site address at www.sec.gov or in the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our properties. In Macao, our operating segments are: The Venetian Macao; Four Seasons Macao; Sands Macao; and Other Asia (comprised primarily of our ferry operations and various other operations that are ancillary to our properties in Macao). In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Management also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. See “Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.” Our primary projects under development are Sands Cotai Central (which we formerly referred to as parcels 5 and 6) and Other Development Projects (Cotai Strip parcels 3 and 7 and 8) in Macao and Corporate and Other (comprised primarily of airplanes and our Las Vegas condominium project) in the United States. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information.”
Asia Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from Macao’s Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The Venetian Macao includes approximately 534,000 square feet of gaming space with approximately 550 table games and 2,000 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and approximately 1.0 million square feet of unique retail shopping with more than 300 stores featuring many international brands located in the Grand Canal Shoppes at The Venetian Macao. The property is home to more than 50 restaurants featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, a 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.
The Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 91,000 square feet of gaming space with approximately 170 table games and 180 slot machines at its Plaza Casino. The Four Seasons Macao also has 360 elegantly appointed rooms and suites; several food and beverage offerings; and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 211,000 square feet of retail space and is connected to the Grand Canal Shoppes at The Venetian Macao. The Four Seasons Macao also features our ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao’s Gonbei border gate with China and Macao’s central business district. The Sands Macao includes approximately 197,000 square feet of gaming space with approximately 420 table games and 1,100 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
In April 2012, we will open the first phase of Sands Cotai Central, which is part of our Cotai Strip development. Upon completion, Sands Cotai Central will consist of a 13.7 million-square-foot 6,400-room integrated resort complex featuring a full range of amenities, including hotel rooms and suites under the internationally-recognized Sheraton, Conrad and Holiday Inn brands. See “Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.”

We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See “— Regulation and Licensing — Macao Concession and Our Subconcession.”
Singapore
Marina Bay Sands opened during 2010 and features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and several dining options. The integrated resort offers approximately 160,000 square feet of gaming space with approximately 600 table games and 2,500 slot machines; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an Art/Science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and two state-of-the-art theaters for top Broadway shows, concerts and gala events.
Asia Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics, annual gaming revenues reached $33.6 billion in 2011, a 42.2% increase over 2010.
We believe that Macao will continue to experience meaningful growth in both gaming and non-gaming revenues and the record 28 million visitors Macao welcomed in 2011 will continue to increase. We believe this growth will result from a variety of factors, including the movement of Chinese citizens to urban centers in China, the introduction of new transportation infrastructure and the coming significant increase in hotel room inventory.
Table games are the dominant form of gaming in Asia, with baccarat being the most popular game. With the increase in the mass gaming market, we have seen a significant increase in slot machine play and expect this business to continue to grow in Macao. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace and believe that our high-quality gaming product has enabled us to capture a meaningful share of the overall Macao gaming market, including the VIP player segment.
Proximity to Major Asian Cities
More than 1.0 billion people are estimated to live within a three-hour flight from Macao and more than 3.0 billion people are estimated to live within a five-hour flight from Macao.
Visitors from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short period of time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macao, Zhuhai, Shenzhen, Guangzhou or to Hong Kong (followed by a road, ferry or helicopter trip to Macao). In addition, numerous air carriers fly directly into Macao International Airport from many major cities in Asia.
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, The Cotai Strip CotaiJet. Macao is also accessible from Hong Kong by helicopter. In addition, the proposed bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between central Hong Kong and Macao and is expected be completed sometime between 2015 and 2016.
Competition in Macao
Gaming in Macao is administered by the government through concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. No additional concessions have been granted by the Macao government since 2002; however, if the Macao government were to allow additional gaming operators in Macao through the grant of additional concessions or subconcessions, we would face additional competition.
Sociedade de Jogos de Macau S.A. (“SJM”) holds one of the three concessions and currently operates 21 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao, with many of its gaming facilities being relatively small locations that are offered as amenities in hotels; however, some are large operations, including the Hotel Lisboa and The Grand Lisboa.

Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds a concession and owns and operates the Wynn Macau and Encore at Wynn Macau, which opened in September 2006 and April 2010, respectively. In 2006, Wynn Resorts Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”), which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, the PBL affiliate opened the Crown Macao, now known as Altira. In June 2009, the PBL affiliate opened the City of Dreams, an integrated casino resort located adjacent to our Sands Cotai Central, which includes Crown Towers, Hard Rock and Grand Hyatt hotels.
Galaxy Casino Company Limited (“Galaxy”) holds the third concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macao government. Galaxy currently operates five casinos in Macao, including StarWorld Hotel, which opened in October 2006, and Galaxy Macau, which is located near The Venetian Macao and opened in May 2011.
MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King, obtained a subconcession from SJM in April 2005, allowing the joint venture to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and is located on the Macao Peninsula adjacent to the Wynn Macau.
Our Macao operations also face competition from other gaming and resort destinations, both in Asia and globally.
Singapore
Singapore is regarded as having the most developed financial and transportation infrastructure in the Southeast Asia region. Singapore has established itself as a destination for both business and leisure visitors, offering convention and exhibition facilities as well as world-class shopping malls and hotel accommodations. In 2006, after a competitive bid process, the Singapore government awarded two concessions to develop and operate two integrated resorts. We were awarded the concession for the Marina Bay site, which is adjacent to Singapore’s central business district, and Genting International was awarded the second integrated resort site, located on Singapore’s Sentosa Island.
Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed 13.2 million international visitors in 2011, a 13.8% increase compared to 2010, and tourism receipts are estimated to have reached 22.2 billion Singapore dollars (“SGD,” approximately $17.08 billion at exchange rates in effect on December 31, 2011) in 2011, a 17.6% increase compared to 2010. The Casino Regulatory Authority (the “CRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists. Junket operators do not operate in Singapore, unlike most other Asian casino markets.
We believe Marina Bay Sands is ideally positioned within Singapore to cater to both business and leisure visitors. The integrated resort is centrally located within a 20-minute drive from Singapore’s Changi International Airport and near the new deep water cruise ship terminal, which is scheduled to open in the second quarter of 2012, and a recently opened mass rapid transit station. Marina Bay Sands is also located near several entertainment attractions, including the Gardens by the Bay botanical gardens, which is expected to open in June 2012, and the planned Singapore Sports Hub, a sports complex that will feature a new 55,000-seat National Stadium.
To date, the overall gaming market consists of a balanced contribution from both the VIP and mass gaming segments. Consistent with our experience in Macao, baccarat is the preferred table game in both the VIP and mass gaming segments. Additionally, contributions from slot machines and from the mass gaming segment, including electronic table games offerings, have enhanced the early growth of the market. As Marina Bay Sands and the Singapore market as a whole continue to mature, we expect to broaden our visitor base to continue to capture visitors from around the world.
Proximity to Major Asian Cities
More than 100 airlines operate in Singapore, connecting it to over 200 cities in 60 countries. In 2011, 46.5 million passengers passed through Singapore’s Changi Airport, a 10.7% increase as compared to 2010. The estimated population within a 5-hour flight of Singapore is more than 2.0 billion. Based on figures released by the STB, the largest source markets for visitors to Singapore in 2011 were Indonesia and China. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.

Competition in Singapore
Gaming in Singapore is administered by the government through the award of licenses to two operators, of which we are one. Pursuant to the request for proposals to develop an integrated resort at Marina Bay, Singapore (the “Request for Proposal”), the CRA is required to ensure that there will not be more than two casino licenses during a ten-year exclusive period that began on March 1, 2007.
Resorts World Sentosa, which is 100% owned by Genting Singapore and located on Sentosa Island, began its phased opening on January 20, 2010, and is primarily a family tourist destination connected to Singapore via a 500-meter long vehicular and pedestrian bridge. Apart from the casino, the resort will, when fully opened, include six hotels, a Universal Studios theme park, the Marine Life Park, the Maritime Experiential Museum & Aquarium, conventions and exhibitions facilities, restaurants and retail shops.
U.S. Operations
Las Vegas
Our Las Vegas Operating Properties form an integrated resort that includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center.
The Venetian Las Vegas has 4,027 suites situated in a 3,014-suite, 35-story three-winged tower rising above the casino and the adjoining 1,013-suite, 12-story Venezia tower. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 110 table games and 1,500 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and a Canyon Ranch SpaClub. The Venetian Las Vegas also includes The Grand Canal Shoppes, an enclosed retail, dining and entertainment complex that was sold to GGP Limited Partnership (“GGP”) in 2004.
The Palazzo features modern European ambience and design, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 120 table games and 1,200 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,066 suites and includes a Canyon Ranch SpaClub, a Paiza Club, a world-class theatre and The Shoppes at The Palazzo, an enclosed shopping and dining complex that was sold to GGP in 2008.
Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage), with approximately 1.2 million gross square feet of exhibit and meeting space. We also own an approximately 1.1 million-gross-square-foot meeting and conference facility that links Sands Expo Center to The Venetian Las Vegas and The Palazzo. Together, we offer approximately 2.3 million gross square feet of state-of-the-art exhibition and meeting facilities that can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem, which opened in 2009, currently features approximately 152,000 square feet of gaming space that includes approximately 110 table games and more than 3,000 slot machines; a 300-room hotel tower that opened in May 2011; an approximate 150,000-square-foot retail facility (“The Shoppes at Sands Bethlehem”), which opened in November 2011, with additional stores expected to open during 2012; an arts and cultural center; and is the broadcast home of the local PBS affiliate. The property is also expected to include a 50,000-square foot multipurpose event center, which is scheduled to open in the second quarter of 2012, and be home to the National Museum of Industrial History.
We own 86% of the economic interest in the gaming, hotel and entertainment portion of Sands Bethlehem through our ownership interest in Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”) and more than 35% of the economic interest in the retail portion of Sands Bethlehem through our ownership interest in Sands Bethworks Retail LLC (“Sands Bethworks Retail”).
Las Vegas Market
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, several large projects in Las Vegas are currently suspended and when opened may target the same customers as we do. We also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our financial condition, results of operations or cash flows. Our Las Vegas Operating Properties also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, internet gaming websites and state lotteries.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could have an adverse effect on our financial condition, results of operations or cash flows. Also, on December 23, 2011, the U.S. Department of Justice reversed previous opinions on the permissibility of state-sanctioned lottery sales on the internet on an intrastate basis. Those states that permit these distribution channels may also expand the gaming offerings of their lotteries in a manner that could have an adverse effect on our business.
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the “LVCC”), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, some of our Las Vegas competitors have convention and conference facilities that compete with our Las Vegas Operating Properties.
Competitors of our Las Vegas Operating Properties that can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, could have an adverse effect on our competitive advantage in attracting trade show and convention, conference and meeting attendees.
Retail Mall Operations
We own and operate retail malls at our integrated resorts at The Venetian Macao, Four Seasons Macao, Marina Bay Sands and Sands Bethlehem. As further described in “Agreements Relating to the Malls in Las Vegas” below, The Grand Canal Shoppes at The Venetian Las Vegas and The Shoppes at The Palazzo were sold to GGP and are not owned or operated by us. With the completion of Sands Cotai Central, we will own approximately 2.7 million square feet of gross retail space. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
Our malls are designed to complement our other unique amenities and service offerings provided by our integrated resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenue primarily from leases with tenants through base minimum rents, overage rents, management fees and reimbursements for common area maintenance and other expenditures. For further information related to the financial performance of our malls, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The tables below set forth certain information regarding our mall operations as of December 31, 2011. These tables do not reflect subsequent activity in 2012.

Mall Name	Total GLA(1)		Selected Significant Tenants
The Grand Canal Shoppes at The Venetian Macao	817,251	(2)	Manchester United Experience, Malo Spa, Calvin Klein, Piaget, Zara, Esprit, Nike, Tiffany & Co.
The Shoppes at Four Seasons	189,170	(3)	Versace, Brioni, Canali, Cartier, Gucci, Dior, Armani, Hugo Boss, Ralph Lauren
The Shoppes at Marina Bay Sands	629,428	(4)	Louis Vuitton, Chanel, Fendi, Bvlgari, Prada, Gucci, Robinsons, Banana Republic, Adidas
The Shoppes at Sands Bethlehem	129,216		Old Farmers, DKNY, Nine West, Guess, Talbots

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 177,000 square feet of space on the fifth floor currently not on the market for lease.

(3)	Excludes approximately 20,000 square feet of space on the mezzanine level currently not on the market for lease.

(4)	Excludes approximately 141,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2011:

		% of
Category	Square Feet	Square Feet	Representative Tenants
Fashion (luxury, women’s, men’s, mixed)	445,475	29%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi
Restaurants and lounges	357,821	23	CUT, Guy Savoy, Todai, North, Café Deco
Health and beauty	143,664	9	Malo Spa, Sephora, The Body Shop
Multi-Brands	137,940	9	Duty free shops, The Atrium, Robinsons
Jewelry	131,717	8	Bvlgari, Omega, Cartier, Rolex, Tiffany & Co.
Fashion accessories and footwear	119,352	8	Coach, Salvatore Ferragamo, Tumi, Rimowa
Banks and services	60,338	4	Bank of China, Citibank, DBS, OCBC
Lifestyle, sports and entertainment	58,225	4	Manchester United Experience, Adidas, Ferrari
Home furnishing and electronics	33,064	2	Nokia, Vertu, Da Vinci, LG Live
Specialty foods	27,221	2	The Chocolate Shop, Godiva, Cold Storage Specialty
Art and gifts	26,030	2	Opera Gallery, Emporio di Gondola

Total	1,540,847	100%

Advertising and Marketing
We advertise in many types of media, including television, internet, radio, newspapers, magazines and other out-of-home advertising (e.g. billboards), to promote general market awareness of our properties as unique vacation, business and convention destinations due to our first-class hotels, casinos, retail stores, restaurants and other amenities. We actively engage in direct marketing as allowed in various geographic regions, which is targeted at specific market segments, including the premium slot and table games markets.
Development Projects
We are continuing to develop our properties in Macao and the U.S. We also continue to aggressively pursue a variety of new development opportunities around the world. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.”
Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, Four Seasons Macao and Sands Cotai Central, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $549.9 million at exchange rates in effect on December 31, 2011) in various development projects in Macao by June 2009, which obligations we have fulfilled.
If the Galaxy concession is terminated for any reason, our subconcession will remain in effect. The subconcession may be terminated by agreement between ourselves and Galaxy. Galaxy is not entitled to terminate the subconcession unilaterally; however, the Macao government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. Galaxy has developed, and may continue to develop, hotel and casino projects separately from us.
We are subject to licensing and control under applicable Macao law and are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information that the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of Venetian Macau Limited (“VML”), SCL’s wholly owned subsidiary, without first obtaining the approval of the Macao gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders’ rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.

Our subconcession agreement requires, among other things: (i) approval of the Macao government for transfers of shares in VML, or of any rights over or inherent to such shares, including the grant of voting rights or other stockholder’s rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) approval of the Macao government for transfers of shares, or of any rights over such shares, in any of our direct or indirect stockholders, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal to or higher than 5% of VML’s share capital; and (iii) that the Macao government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder’s rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, provided that such shares or rights are equivalent to an amount that is equal to or higher than 5% of VML’s share capital. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange.
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
Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities may be found unsuitable. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a company incorporated in Macao and registered with the Macao Companies and Moveable Assets Registrar (a “Macao registered corporation”) beyond the period of time prescribed by the Macao gaming authorities may lose their rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:
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
In addition, the Macao gaming authorities require prior approval for the creation of liens and encumbrances over VML’s assets and restrictions on stock in connection with any financing.
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
The Sands Macao, The Venetian Macao and Four Seasons Macao are being, and Sands Cotai Central will be, operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.
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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2011). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,495, $18,748 and $125, respectively, at exchange rates in effect on December 31, 2011), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2011). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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
We have received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2013. Additionally, we entered into an agreement with the Macao government effective through 2013 that provides for an annual payment that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. See “Item 1A — Risk Factors — Risks Associated with Our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2013.”

Development Agreement with Singapore Tourism Board
On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”) with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that have been awarded a concession to operate a casino in Singapore. Under the Request for Proposal, MBS has been provided a ten-year exclusive period, which began March 1, 2007, during which only two licensees will be granted the right to operate a casino in Singapore. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the same ten-year period discussed above, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
Under the Development Agreement, MBS was required to be licensed by the relevant gaming authorities in Singapore before it could commence operating the casino under the casino concession. In connection with issuing the gaming license, the relevant gaming authorities looked into various factors relating to MBS, including, but not limited to: (i) its reputation, character, honesty and integrity, (ii) whether or not it is sound and stable from a financial point of view, (iii) confirming that it has a satisfactory corporate ownership structure, (iv) the adequacy of its financial resources in order to ensure the financial viability of the casino operations, (v) whether it has engaged and employed persons who have sufficient experience managing and operating a casino and that are suitable to act in such capacities, (vi) its ability to sufficiently maintain a successful casino operation, (vii) confirming that there are no business associations with any person, body or association who is not of good repute, has a disregard for character, honesty and integrity, or has undesirable or unsatisfactory financial resources, (viii) determining whether the persons associated or connected with the ownership, administration or management of the casino operations or business are suitable persons to act in such capacity and (ix) the operation plan for the casino.
On April 26, 2010, MBS was issued a gaming license for a three-year period, which was acquired for SGD 37.5 million (approximately $28.8 million at exchange rates in effect on December 31, 2011). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA.
The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project, and prohibitions on any such subdivision during a ten-year exclusive period, which began March 1, 2007. The Development Agreement also contains provisions relating to the construction of the project and associated deadlines for substantial completion and opening; the location of the casino within the project site and casino licensing issues; insurance requirements; and limitations on MBS’ ability to assign the lease or sub-lease any portion of the land during the ten-year exclusivity period that commenced March 1, 2007. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.
The Development Agreement requires MBS to invest at least SGD 3.85 billion (approximately $2.96 billion at exchange rates in effect on December 31, 2011) in the integrated resort, which investment is to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement, which has been fulfilled, must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license, which was issued in April 2010.
MBS was required to complete the construction of the Marina Bay Sands by August 22, 2014, in order to avoid an event of default under the Development Agreement that could result in a forfeiture of the lease for the land parcels underlying the integrated resort. Under the terms of the Development Agreement, MBS agreed to design, develop and construct the integrated resort in accordance with the plans set forth in its response to the Request for Proposal, which was accepted by the STB.

Pursuant to the Development Agreement, MBS was permitted to open Marina Bay Sands in stages and in accordance with an agreed upon schedule. There were no financial consequences to MBS if it failed to meet the agreed upon schedule, provided that the entire integrated resort opened by December 31, 2011. MBS met the schedule as confirmed by an audit conducted on behalf of the STB. Had the STB determined that MBS had not satisfied the requirements of the Development Agreement by December 31, 2011, the STB would have been entitled to draw on the SGD 192.6 million (approximately $148.2 million at exchange rates in effect on December 31, 2011) security deposit provided by MBS in the form of a banker’s guarantee at the time MBS entered into the Development Agreement. As such requirements have been satisfied, the banker’s guarantee has been released in January 2012.
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
There is a goods and services tax of 7% imposed on gross gaming revenue and a casino tax of 15% imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax, except in the case of gaming by premium players, in which case a casino tax of 5% is imposed on the gross gaming revenue generated from such players after reduction for the amount of the goods and services tax. The tax rates will not be changed for a period of 15 years from March 1, 2007. The casino tax is deductible against the Singapore corporate taxable income of MBS. The provision for bad debts arising from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating corporate income tax and the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
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
Las Vegas Sands, LLC (“LVSLLC”) is licensed by the Nevada Gaming Authorities to operate both The Venetian Las Vegas and The Palazzo as a single resort hotel as set forth in the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. LVSLLC is also registered as an intermediary company of Venetian Casino Resort, LLC (“VCR”). VCR is licensed as a manufacturer and distributor of gaming devices. LVSLLC and VCR are collectively referred to as the “licensed subsidiaries.” LVSC is registered with the Nevada Commission as a publicly traded corporation (the “registered corporation”). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We, and the licensed subsidiaries, possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian Las Vegas and The Palazzo.
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
The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings), may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. Additionally, an institutional investor that has been granted such a waiver may acquire more than 25% but not more than 29% of our voting securities if such additional ownership results from a stock re-purchase program and such institutional investor does not purchase or otherwise acquire any additional voting securities that would result in an increase in its ownership percentage.

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
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:
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
On December 20, 2006, we were awarded one of two category 2 “at large” gaming licenses available in Pennsylvania, and a location in the Pocono Mountains was awarded the other category 2 “at large” license. On the same day, two category 2 licenses were awarded to applicants for locations in Philadelphia, one category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded permanent category 1 licenses. One of the Philadelphia category 2 licenses was revoked by the PaGCB in 2010. The revocation was upheld in November 2011 by an intermediate appellate court in Pennsylvania, but a request to review the revocation is pending before the Pennsylvania Supreme Court.
The principal difference between category 1 and category 2 licenses is that the former is available only to certain race tracks. A category 1 or category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. The PaGCB also is permitted to award three category 3 licenses. A category 3 licensee is authorized to operate up to 600 slot machines and 50 table games or up to 500 slot machines without table games. To date, two category 3 licenses have been awarded (but the award of the second category 3 license has been appealed) and one more may be issued, but not before July 2017.
In July 2007, we paid a $50.0 million licensing fee to the Commonwealth of Pennsylvania and, in August 2007, were issued our gaming license by the PaGCB. Just prior to the opening of the casino at Sands Bethlehem, we were required to make a deposit of $5.0 million, which was reduced to $1.5 million in January 2010 when the law was amended, to cover weekly withdrawals of our share of the cost of regulation and the amount withdrawn must be replenished weekly.
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
Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant’s good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances and under the regulations of the PaGCB, an “institutional investor” as defined under the regulations of the PaGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of our voting securities, may not be required to be licensed by the PaGCB provided the institutional investor files an Institutional Notice of Ownership Form with the PaGCB Bureau of Licensing and has filed, and remains eligible to file, a statement of beneficial ownership on Schedule 13G with the SEC as a result of this ownership interest. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.

In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.
In February 2009, the PaGCB approved our petition seeking its consent of the suspension of the hotel, retail and multipurpose event center components of Sands Bethlehem. This approval is subject to monthly reviews by the PaGCB’s financial suitability task force and our meetings with this task force to evaluate our potential to finance the completion of the suspended components. Once the task force determines that we have the potential to finance the suspended components, a public hearing will be set to consider establishing a completion date for the overall project. No determination has been made to date that we have the potential to finance all of the suspended components. In April 2010, we recommenced construction of the 300-room hotel tower, which opened in May 2011. We have also recommenced construction of the retail mall (with a progressive opening that began in November 2011) and multipurpose event center (expected to open in the second quarter of 2012).
Employees
We directly employ approximately 40,000 employees worldwide and hire temporary employees on an as-needed basis. Our employees in Macao, Singapore, Las Vegas and Bethlehem are not covered by collective bargaining agreements. We believe that we have good relations with our employees.
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
Intellectual Property
Our intellectual property (“IP”) portfolio currently consists of a combination of copyrights, contractual rights, domain names and domain name system configurations, patents, trade secrets, trademarks, service marks and trade names. As they have the effect of developing brand identification and we believe that the name recognition, reputation and image that we have developed attract customers to facilities, we seek to protect the marks of material importance to our business in the countries where we operate or significantly advertise, as well as in countries where we might operate in the future. The marks we consider material include PAIZA®, PALAZZO®, SANDS®, THE VENETIAN®, the sunburst design mark, the V crest and winged lion design mark, and variations of these marks and logos. Depending on the jurisdiction, our marks remain valid provided we continue to use them and/or we properly maintain their registrations.
Agreements Relating to the Malls in Las Vegas
The Grand Canal Shoppes
In April 2004, we entered into an agreement with GGP to sell The Grand Canal Shoppes and lease to GGP certain restaurant and other retail space at the casino level of The Venetian Las Vegas for approximately $766.0 million. In May 2004, we completed the sale of The Grand Canal Shoppes and leased to GGP 19 retail and restaurant spaces on the casino level of The Venetian Las Vegas for 89 years with annual rent of one dollar, and GGP assumed our interest as landlord under the various leases associated with these 19 spaces. In addition, we agreed with GGP to:
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
The Shoppes at The Palazzo
The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). Under the Amended Agreement, we also leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces. The total purchase price to be paid by GGP for The Shoppes at The Palazzo was to be determined by taking The Shoppes at The Palazzo’s net operating income (“NOI”), as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the fixed rent and other fixed periodic payments due from all tenants in month 30 was actually due in each of months 19 through 30, provided that this 12-month period can be delayed if certain conditions are satisfied) divided by a capitalization rate. The capitalization rate was 0.06 for every dollar of NOI up to $38.0 million and 0.08 for every dollar of NOI above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected NOI for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). An additional $4.6 million was received from GGP in June 2008, representing the adjustment payment at the fourth month after closing. We agreed with GGP to suspend the scheduled purchase price adjustments, subsequent to the June 2008 payment, including the final adjustment payment as both parties continued to work on various matters related to the calculation of NOI. On June 24, 2011, we reached a settlement with GGP regarding the final purchase price. Under the terms of the settlement, we retained the $295.4 million of proceeds previously received and participate in certain future revenues earned by GGP.
Cooperation Agreement
Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes, The Shoppes at The Palazzo and the high-rise residential condominium tower that was being constructed on the Las Vegas strip between The Palazzo and The Venetian Las Vegas (the “Las Vegas Condo Tower”), though separately owned, to be integrally related components of one facility (the “LV Integrated Resort”). In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of all portions of the LV Integrated Resort and has priority over the liens securing LVSLLC’s senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.
Operating Covenants. The cooperation agreement regulates certain aspects of the operation of the LV Integrated Resort. For example, under the cooperation agreement, we are obligated to operate The Venetian Las Vegas continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of The Grand Canal Shoppes and The Shoppes at The Palazzo are obligated to operate their properties exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The Venetian Las Vegas is operated in accordance with a “Venetian” theme, the owner of The Grand Canal Shoppes must operate The Grand Canal Shoppes in accordance with the overall Venetian theme.

Maintenance and Repair. We must maintain The Venetian Las Vegas and The Palazzo as well as some common areas and common facilities that are to be shared with The Grand Canal Shoppes and The Shoppes at The Palazzo. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owners of The Grand Canal Shoppes and The Shoppes at The Palazzo. We must also maintain, repair and restore Sands Expo Center and certain common areas and common facilities located in Sands Expo Center. The owners of The Grand Canal Shoppes and The Shoppes at The Palazzo must maintain, repair and restore The Grand Canal Shoppes and The Shoppes at The Palazzo and certain common areas and common facilities located within.
Insurance. We and the owners of The Grand Canal Shoppes and The Shoppes at The Palazzo must maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.
Parking. The cooperation agreement also addresses issues relating to the use of the LV Integrated Resort’s parking facilities and easements for access. The Venetian Las Vegas, The Palazzo, Sands Expo Center, The Grand Canal Shoppes and The Shoppes at The Palazzo may use the parking spaces in the LV Integrated Resort’s parking facilities on a “first come, first served” basis. The LV Integrated Resort’s parking facilities are owned, maintained and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the LV Integrated Resort. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.
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
ITEM 1A. — RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, results of operations or cash flows. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; the current housing crisis and the credit crisis; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakened job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure activities we offer, thus imposing additional limits on pricing and harming our operations.

The terms of our debt instruments and our current debt service obligations may restrict our current and future operations, particularly our ability to finance additional growth, respond to changes or take some actions that may otherwise be in our best interests.
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
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Organization and Business of Company — Development Financing Strategy” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt” for further description of these covenants and the potential impact of noncompliance.
We also have substantial debt and significant debt service obligations. As of December 31, 2011, we had $9.58 billion of long-term debt outstanding. This substantial indebtedness could have important consequences to us. For example, it could:
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
We expect that all of our projects currently under construction will be funded with existing cash balances, cash flows from operations and available borrowings from our existing credit facilities. We cannot assure you that we will obtain all the financing required for the construction and opening of our remaining planned projects on acceptable terms, if at all.

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
Our business and financing plan may be dependent upon completion of future financings. If the credit environment worsens, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our remaining planned development projects, and as a consequence, our results of operations and business plans. Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our planned projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our planned projects could be lost and would result in an impairment charge.
We are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may have an adverse effect on our business, financial condition, results of operations or cash flows.
We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects.
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
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. On February 9, 2011, LVSC received a subpoena from the SEC requesting that we produce documents relating to our compliance with the FCPA. We have also been advised by the Department of Justice that it is conducting a similar investigation. Any violation of the FCPA could have a material adverse effect on our financial condition.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material adverse effect on our financial condition, results of operations or cash flows.

There are significant risks associated with our construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities.
Our ongoing and future construction projects, such as our Cotai Strip projects, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to successfully manage our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.
The anticipated costs and completion dates for our current projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have an adverse effect on our financial condition, results of operations or cash flows. The estimated costs to complete and open our remaining planned projects are currently not determinable with certainty and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “— Risks Associated with Our International Operations — We are required to build and open our Cotai Strip development on parcel 3 by April 2013, which we will be unable to meet, and Sands Cotai Central by May 2014. If we are unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.”
Because we are currently dependent primarily upon our properties in three markets for all of our cash flow, we are subject to greater risks than a gaming company with more operating properties or that operates in more markets.
We currently do not have material operations other than our Macao, Singapore and Las Vegas properties. As a result, we are primarily dependent upon these properties for all of our cash.
Given that our operations are currently conducted primarily at properties in Macao, Singapore and Las Vegas and that a large portion of our planned future development is in Macao, we will be subject to greater degrees of risk than a gaming company with more operating properties or that operates in more markets. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural or man-made disasters, or outbreaks of infectious diseases;

•	changes in the availability of water; and

•	a decline in the number of visitors to Macao, Singapore or Las Vegas.
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
We have comprehensive property and liability insurance policies for our properties in operation as well as those in the course of construction with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.
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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. The loss of Mr. Adelson’s services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business. Mr. Adelson’s employment agreement is scheduled to expire in December 2012 and is subject to extensions.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (collectively our “Principal Stockholder’s family”) beneficially own (excluding unexercised warrants to purchase 87.5 million shares of our common stock) approximately 47% of our outstanding common stock as of December 31, 2011. Our Principal Stockholder’s family has indicated their intent to exercise their outstanding warrants in March 2012, which would result in our Principal Stockholder’s family beneficially owning approximately 52% of our outstanding common stock. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may conflict with your interests.
We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of our other developments will contain similar restrictions.
Our business is sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our financial condition, results of operations or cash flows.
We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Macao, Singapore, Las Vegas and Pennsylvania properties. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Macao, Singapore, Las Vegas and Pennsylvania, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have an adverse effect on our financial condition, results of operations or cash flows.

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
During the year ended December 31, 2011, approximately 27.5%, 34.5% and 71.7% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property is primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding on the courts of many foreign nations.
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
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the “SCL Offering”). We currently own 70.3% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements that we have entered into or may in the future enter into with SCL may give rise to the appearance of a potential conflict of interest.
Changes in tax laws and regulations could impact our financial condition and results of operations.
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). From time to time, U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits that we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates. If changes in tax laws and regulations were to significantly increase the tax rates on non-U.S. income, these changes could increase our income tax expense and liability, and therefore, could have an adverse effect on our effective income tax rate, financial condition and results of operations.

Natural or man-made disasters, an outbreak of highly infectious disease, terrorist activity or war could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our financial condition, results of operations or cash flows.
So called “Acts of God,” such as typhoons, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious diseases, such as avian flu, SARS and H1N1 flu, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. Any of these events also may disrupt our ability to adequately staff our business, could generally disrupt our operations and could have a material adverse effect on our financial condition, results of operations or cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you that any such coverage will be sufficient to fully indemnify us against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our failure to maintain the integrity of our internal or customer data could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third-parties with whom we contract to provide services. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is important to us. The regulatory environment, as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy, is also increasingly demanding, in both the U.S. and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems and could have an adverse effect on our results of operations and cash flows.
Risks Associated with Our International Operations
Conducting business in Macao and Singapore has certain political and economic risks, which may have an adverse effect on the financial condition, results of operations or cash flows of our Asian operations.
Our operations in Macao include The Venetian Macao, Four Seasons Macao and Sands Macao. We plan to open and operate additional hotels, gaming areas and meeting space within the Cotai Strip in Macao, including Sands Cotai Central, which is scheduled to open in April 2012. We also own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.
As we expect a significant number of consumers to continue to come to our Macao properties from mainland China, general economic conditions and policies in China could have a significant impact on our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing to spend in our casinos. See “— The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.”
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

In addition, our activities in Macao and Singapore are subject to administrative review and approval by various government agencies. We cannot assure you that we will be able to obtain all necessary approvals, which may have a material adverse effect on our long-term business strategy and operations. Macao and Singapore laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.
During December 2010, we received notice from the Macao government that our application for a land concession for parcels 7 and 8 was not approved. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of our investment in this site and would not be able to build or operate the planned facilities on this site.
In December 2010, we received notice from the Macao government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, we filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should we win our judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of December 31, 2011, related to our development on parcels 7 and 8, and would not be able to build or operate the planned facilities on this site.
We are required to build and open our Cotai Strip development on parcel 3 by April 2013, which we will be unable to meet, and Sands Cotai Central by May 2014. If we are unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.
We received a land concession from the Macao government covering parcels 1, 2 and 3, including the sites on which The Venetian Macao (parcel 1) and Four Seasons Macao (parcel 2) are located. The Macao government granted us a two-year extension of the development deadline under the land concession for Parcel 3 and we have submitted preliminary plans to the Macao government, but have not received a decision on approval for development. Under the terms of the land concession, we must complete development of parcel 3 by April 17, 2013. The land concession for Sands Cotai Central (parcels 5 and 6) contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). See “— Risks Related to Our Business — Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing,” “— Risks Related to Our Business — There are significant risks associated with our construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macao and Singapore has certain political and economic risks, which may have an adverse effect on the financial condition, results of operations or cash flows of our Asian operations.” We intend to apply for an extension from the Macao government to complete our parcel 3 development as we will be unable to meet the April 2013 deadline. Should we determine that we are unable to complete Sands Cotai Central by May 2014, we also intend to apply for an extension from the Macao government. If we are unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, the Macao government has the right to unilaterally terminate our respective land concessions for parcel 3 or Sands Cotai Central. A loss of the land concession would prohibit us from operating any properties developed under the land concession for parcel 3 or Sands Cotai Central. As a result, we could record a charge for all or some portion of our $96.0 million and $3.06 billion in capitalized costs and land premiums (net of amortization), as of December 31, 2011, for parcel 3 or Sands Cotai Central, respectively.
Our Macao subconcession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our financial condition, results of operations or cash flows.
The Macao government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML’s serious non-compliance with its basic obligations under the subconcession and applicable Macao laws. Upon termination of our subconcession, our casinos and gaming-related equipment would automatically be transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which would have a material adverse effect on our financial condition, results of operations or cash flows.

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
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, all of VML’s casino premises and gaming-related equipment will automatically be transferred to the Macao government on that date without compensation to us and we will cease to generate revenues from these gaming operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of this compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.
The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.
Our VIP and mass market gaming patrons typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming patrons come to our casinos from mainland China. Any slowdown in economic growth or changes of China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing and able to spend while at our properties.
Policies and measures adopted from time to time by the Chinese government include restrictions imposed on exit visas granted to residents of mainland China for travel to Macao and Hong Kong. These measures have, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macao from mainland China, which could adversely impact tourism and the gaming industry in Macao.
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
We hold a subconcession under one of only three gaming concessions authorized by the Macao government to operate casinos in Macao. No additional concessions have been granted since 2002; however, if the Macao government were to allow additional gaming operators in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We hold one of two licenses granted by the Singapore government to develop an integrated resort, including a casino. Under the Request for Proposal, the CRA is required to ensure that there will not be more than two casino licenses during a ten-year exclusive period that began on March 1, 2007. If the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We may not be able to attract and retain professional staff necessary for our existing and future operations in Macao and Singapore.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees at our properties. In addition, the Macao government requires that we only hire Macao residents as dealers in our casinos. There is significant competition in Macao and Singapore for employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as we open Sands Cotai Central and our remaining Cotai Strip developments and as other competitors expand their operations. There can be no assurance that a sufficient number of construction labor and skilled employees will be available or that we will be successful in training, retaining and motivating current or future employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macao and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We are dependent upon gaming junket operators for a significant portion of our gaming revenues in Macao.
Junket operators, which promote gaming and draw high-roller customers to casinos, are responsible for a significant portion of our gaming revenues in Macao. With the rise in gaming in Macao, the competition for relationships with junket operators has increased. While we are undertaking initiatives to strengthen our relationships with our current junket operators, there can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, or if the junket operators experience financial difficulties or are unable to develop or maintain relationships with our high-roller customers, our ability to grow our gaming revenues will be hampered.
In addition, the quality of junket operators is important to our reputation and our ability to continue to operate in compliance with our gaming licenses. While we strive for excellence in our associations with junket operators, we cannot assure you that the junket operators with whom we are associated will meet the high standards we insist upon. If a junket operator falls below our standards, we may suffer reputational harm, as well as worsening relationships with, and possible sanctions from, gaming regulators with authority over our operations.
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
Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the State of Nevada. We are required to comply with certain reporting requirements concerning our proposed gaming activities and associations occurring outside the State of Nevada, including Macao, Singapore and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if:
•	we knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	we fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•
we engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	we engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees;

•
we employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling; or

•	our current reporting is determined to be unsatisfactory due to Macao regulations regarding personal data protection prohibiting us from satisfying certain reporting requirements.
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
The gaming authorities in other jurisdictions where we operate or plan to operate, including in Macao and Singapore, exercise similar powers for purposes of assessing suitability in relation to our activities in other gaming jurisdictions where we do business.
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
We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2013.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games. We will continue to benefit from this tax exemption through the end of 2013. Additionally, we entered into an agreement with the Macao government in February 2011, effective through the end of 2013 that provides for an annual payment that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We will request a 5-year extension of both of these tax arrangements; however, we cannot assure you that either of the extensions will be granted and we do not expect the arrangements to apply to our non-gaming activities.
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
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming at “racinos” (combined race tracks and casinos), on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have an adverse effect on our financial condition, results of operations or cash flows. Also, on December 23, 2011, the U.S. Department of Justice reversed previous opinions on the permissibility of state-sanctioned lottery sales on the internet on an intrastate basis. Those states that permit these distribution channels may also expand the gaming offerings of their lotteries in a manner that could have an adverse effect on our business.
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
Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an “institutional investor” as defined under the regulations of the Nevada Commission, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:
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
In the event a security holder is required to be found qualified and is not found qualified, or fails to apply for qualification, such security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.

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
There could be similar material adverse consequences to us if GGP breaches any of its agreements with us, such as its agreement under the cooperation agreement to operate The Grand Canal Shoppes consistent with the standards of first-class restaurant and retail complexes and the overall Venetian theme, and its various obligations as our landlord under the leases described above. Although our agreements with GGP provide us with various remedies in the event of any breaches by GGP and include various dispute resolution procedures and mechanisms, these remedies, procedures and mechanisms may be inadequate to prevent a material adverse effect on our financial condition, results of operations or cash flows if breaches by GGP occur or if we do not maintain an acceptable working relationship with GGP.
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and parcels 1, 2, 3 and 5 and 6 on the Cotai Strip, including the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions. In December 2010, we received notice from the Macao government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, we filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should we win our judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of December 31, 2011, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macao government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). We intend to apply for an extension from the Macao government to complete our parcel 3 development as we will be unable to meet the April 2013 deadline. Should we determine that we are unable to complete Sands Cotai Central by May 2014, we also intend to apply for an extension from the government. No assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, we could lose our land concessions for parcel 3 or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $96.0 million and $3.06 billion in capitalized construction costs, as of December 31, 2011, related to our development on parcels 3 or Sands Cotai Central, respectively.

Under the Development Agreement with the STB to build and operate the Marina Bay Sands in Singapore, we paid SGD 1.2 billion (approximately $923.2 million at exchange rates in effect on December 31, 2011) in premium payments for the 60-year lease of the land on which the integrated resort is being developed plus an additional SGD 105.6 million (approximately $81.2 million at exchange rates in effect on December 31, 2011) for various taxes and other fees.
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
The Sands Bethlehem resort is located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania, which is about 70 miles from midtown Manhattan, New York. In September 2008, our joint venture partner, Bethworks Now, LLC, contributed the land on which Sands Bethlehem is being developed to Sands Bethworks Gaming and Sands Bethworks Retail, a portion of which was contributed through a condominium form of ownership.
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
ITEM 3. — LEGAL PROCEEDINGS
In addition to the matters described at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Commitments and Contingencies — Litigation,” we are party to various legal matters and claims arising in the ordinary course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated:

	High	Low
2010
First Quarter	$22.49	$14.88
Second Quarter	$27.84	$18.08
Third Quarter	$35.90	$20.73
Fourth Quarter	$55.47	$34.61
2011
First Quarter	$51.05	$36.05
Second Quarter	$48.25	$37.23
Third Quarter	$50.49	$36.08
Fourth Quarter	$49.44	$36.20
2012
First Quarter (through February 21, 2012)	$54.00	$41.77
As of February 21, 2012, there were 734,061,465 shares of our common stock issued and outstanding that were held by 456 stockholders of record.
Dividends
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
Our subsidiaries’ long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt.”
As part of a regular cash dividend program, on January 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.25 per common share to be paid on March 30, 2012, to shareholders of record on March 20, 2012. Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.
Our preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total Preferred
Board of Directors’		Principal	Dividends Paid to	Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350
October 30, 2009	November 16, 2009	13,125	10,225	23,350

				$94,697

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	May 17, 2010	13,125	10,225	23,350
July 29, 2010	August 16, 2010	13,125	10,225	23,350
November 2, 2010	November 15, 2010	13,125	10,225	23,350

				$93,400

February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598
May 5, 2011	May 16, 2011	13,125	6,094	19,219
August 4, 2011	August 15, 2011	13,125	6,015	19,140
November 4, 2011	November 15, 2011	13,125	4,215	17,340

				$75,297

As further described in “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Equity — Preferred Stock and Warrants — Redemption of Preferred Stock,” we redeemed all of the preferred shares outstanding on November 15, 2011.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.
Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2011. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Las Vegas Sands Corp.	$100.00	$115.17	$6.63	$16.70	$51.35	$47.75
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Dow Jones US Gambling Index	$100.00	$114.80	$30.87	$48.08	$83.23	$77.37
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

	Year Ended December 31,
	2011(1)	2010(2)	2009(3)(4)	2008(5)	2007(6)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$9,862,334	$7,317,937	$4,929,444	$4,735,126	$3,104,422
Less — promotional allowances	(451,589)	(464,755)	(366,339)	(345,180)	(153,855)

Net revenues	9,410,745	6,853,182	4,563,105	4,389,946	2,950,567
Operating expenses	7,020,858	5,672,596	4,591,845	4,226,283	2,620,557

Operating income (loss)	2,389,887	1,180,586	(28,740)	163,663	330,010
Interest expense, net	(268,555)	(297,866)	(310,748)	(402,039)	(172,344)
Other income (expense)	(3,955)	(8,260)	(9,891)	19,492	(8,682)
Loss on modification or early retirement of debt	(22,554)	(18,555)	(23,248)	(9,141)	(10,705)

Income (loss) before income taxes	2,094,823	855,905	(372,627)	(228,025)	138,279
Income tax benefit (expense)	(211,704)	(74,302)	3,884	59,700	(21,591)

Net income (loss)	1,883,119	781,603	(368,743)	(168,325)	116,688
Net (income) loss attributable to noncontrolling interests	(322,996)	(182,209)	14,264	4,767	—

Net income (loss) attributable to Las Vegas Sands Corp.	1,560,123	599,394	(354,479)	(163,558)	116,688
Preferred stock dividends	(63,924)	(92,807)	(93,026)	(13,638)	—
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(80,975)	(92,545)	(92,545)	(11,568)	—
Preferred stock inducement, repurchase and redemption premiums	(145,716)	(6,579)	—	—	—

Net income (loss) attributable to common stockholders	$1,269,508	$407,463	$(540,050)	$(188,764)	$116,688

Per share data:
Basic earnings (loss) per share	$1.74	$0.61	$(0.82)	$(0.48)	$0.33

Diluted earnings (loss) per share	$1.56	$0.51	$(0.82)	$(0.48)	$0.33

OTHER DATA
Capital expenditures	$1,508,493	$2,023,981	$2,092,896	$3,789,008	$3,793,703

	December 31,
	2011(1)	2010	2009	2008	2007
	(In thousands)
BALANCE SHEET DATA
Total assets	$22,244,123	$21,044,308	$20,572,106	$17,144,113	$11,466,517
Long-term debt	$9,577,131	$9,373,755	$10,852,147	$10,356,115	$7,517,997
Preferred stock issued to Principal Stockholder’s family	$—	$503,379	$410,834	$318,289	$—
Total Las Vegas Sands Corp. stockholders’ equity	$7,850,689	$6,662,991	$5,850,699	$4,422,108	$2,260,274

(1)
During the year ended December 31, 2011, we repurchased, redeemed or induced holders to redeem all outstanding preferred stock, which resulted in a charge to retained earnings of $145.7 million and is also included in the calculation of net income attributable to common stockholders.

(2)	Marina Bay Sands partially opened on April 27, 2010.

(3)	Sands Bethlehem partially opened on May 22, 2009.

(4)
During the year ended December 31, 2009, we recorded an impairment loss of $169.5 million, a legal settlement expense of $42.5 million and a valuation allowance against our U.S. deferred tax assets of $96.9 million.

(5)	Four Seasons Macao opened on August 28, 2008.

(6)	The Venetian Macao opened on August 28, 2007, and The Palazzo partially opened on December 30, 2007.

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
Operations
We view each of our casino properties as an operating segment. Our Macao operating segments consist of The Venetian Macao, Sands Macao, Four Seasons Macao, Sands Cotai Central, when opened, and other ancillary operations that support these properties. Approximately 83.0% and 82.7% of the gross revenue at The Venetian Macao for years ended December 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources. Approximately 94.4% and 94.2% of the gross revenue at the Sands Macao for the years ended December 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder primarily derived from food and beverage. Approximately 82.6% and 82.0% of the gross revenue at the Four Seasons Macao for the years ended December 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from mall and other non-gaming sources.
Our Singapore operating segment consists of the Marina Bay Sands, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. Approximately 76.5% and 79.8% of the gross revenue at the Marina Bay Sands for the year ended December 31, 2011 and the period ended December 31, 2010, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
Our operating segments in the U.S. consist of The Venetian Las Vegas, The Palazzo and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Approximately 69.3% and 63.8% of the gross revenue at our Las Vegas Operating Properties for the years ended December 31, 2011 and 2010, respectively, was derived from room, food and beverage and other non-gaming sources, and 30.7% and 36.2%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods. Approximately 89.8% and 92.1% of the gross revenue at Sands Bethlehem for the years ended December 31, 2011 and 2010, respectively, was derived from gaming activities, with the remainder derived from food and beverage and other non-gaming sources.
Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
		Percent		Percent
	2011	Change	2010	Change	2009
	(Dollars in thousands)
Net revenues	$9,410,745	37.3%	$6,853,182	50.2%	$4,563,105
Operating expenses	7,020,858	23.8%	5,672,596	23.5%	4,591,845
Operating income (loss)	2,389,887	102.4%	1,180,586	4,207.8%	(28,740)
Income (loss) before income taxes	2,094,823	144.7%	855,905	329.7%	(372,627)
Net income (loss)	1,883,119	140.9%	781,603	312.0%	(368,743)
Net income (loss) attributable to Las Vegas Sands Corp.	1,560,123	160.3%	599,394	269.1%	(354,479)

	Percent of Net Revenues
	Year Ended December 31,
	2011	2010	2009
Operating expenses	74.6%	82.8%	100.6%
Operating income (loss)	25.4%	17.2%	(0.6)%
Income (loss) before income taxes	22.3%	12.5%	(8.2)%
Net income (loss)	20.0%	11.4%	(8.1)%
Net income (loss) attributable to Las Vegas Sands Corp.	16.6%	8.7%	(7.8)%

Our historical financial results will not be indicative of our future results as we continue to develop and open new properties, including our Sands Cotai Central integrated resort, which is expected to open in April 2012.
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of play for table games and slot machines (including similar electronic gaming devices). Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups, consistent with the Macao and Singapore markets’ convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop (“drop”), which is the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered and lost are substantially higher than the amounts dropped. Slot handle (“handle”), also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0%. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 27.5% and 34.5%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2011.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 71.7% of our table games play in Las Vegas, for the year ended December 31, 2011, was conducted on a credit basis, while our table games play in Pennsylvania, which commenced in July 2010, is primarily conducted on a cash basis.
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
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area (“GLOA”) divided by gross leasable area (“GLA”) at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space that is currently under development or not on the market for lease. Base rent per square foot is the weighted average base or minimum rent charge in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2011	2010	Percent Change
	(Dollars in thousands)
Casino	$7,437,002	$5,533,088	34.4%
Rooms	1,000,035	797,499	25.4%
Food and beverage	598,823	446,558	34.1%
Mall	325,123	186,617	74.2%
Convention, retail and other	501,351	354,175	41.6%

	9,862,334	7,317,937	34.8%
Less — promotional allowances	(451,589)	(464,755)	2.8%

Total net revenues	$9,410,745	$6,853,182	37.3%

Consolidated net revenues were $9.41 billion for the year ended December 31, 2011, an increase of $2.56 billion compared to $6.85 billion for the year ended December 31, 2010. The increase in net revenues was primarily driven by a $1.66 billion increase from the progressive opening of the Marina Bay Sands, as well a $719.2 million increase across all of our Macao operations and a $111.5 million increase at our Las Vegas Operating Properties.
Casino revenues increased $1.90 billion compared to the year ended December 31, 2010. The increase was primarily due to a $1.30 billion increase at the Marina Bay Sands and a $576.5 million increase at our Macao operations, primarily driven by an increase in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2011	2010	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,430,144	$2,086,668	16.5%
Non-Rolling Chip drop	$4,178,865	$3,737,693	11.8%
Non-Rolling Chip win percentage	27.3%	26.2%	1.1	pts
Rolling Chip volume	$52,016,771	$42,650,092	22.0%
Rolling Chip win percentage	2.95%	3.07%	(0.12	)pts
Slot handle	$3,564,612	$2,926,606	21.8%
Slot hold percentage	6.4%	7.1%	(0.7	)pts
Sands Macao
Total casino revenues	$1,251,084	$1,168,117	7.1%
Non-Rolling Chip drop	$2,811,966	$2,512,122	11.9%
Non-Rolling Chip win percentage	20.5%	20.3%	0.2	pts
Rolling Chip volume	$31,537,280	$27,415,476	15.0%
Rolling Chip win percentage	2.79%	3.06%	(0.27	)pts
Slot handle	$2,055,911	$1,599,199	28.6%
Slot hold percentage	5.5%	5.9%	(0.4	)pts
Four Seasons Macao
Total casino revenues	$583,476	$433,424	34.6%
Non-Rolling Chip drop	$388,290	$391,554	(0.8)%
Non-Rolling Chip win percentage	40.3%	29.0%	11.3	pts
Rolling Chip volume	$18,983,716	$17,890,832	6.1%
Rolling Chip win percentage	2.88%	2.56%	0.32	pts
Slot handle	$833,525	$510,392	63.3%
Slot hold percentage	5.7%	5.9%	(0.2	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,364,922	$1,062,386	122.6%
Non-Rolling Chip drop	$4,445,232	$2,372,451	87.4%
Non-Rolling Chip win percentage	23.0%	22.2%	0.8	pts
Rolling Chip volume	$49,843,694	$22,277,677	123.7%
Rolling Chip win percentage	2.88%	2.74%	0.14	pts
Slot handle	$9,959,670	$3,676,402	170.9%
Slot hold percentage	5.3%	5.8%	(0.5	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$430,758	$496,637	(13.3)%
Table games drop	$1,967,258	$1,904,004	3.3%
Table games win percentage	17.9%	18.8%	(0.9	)pts
Slot handle	$1,829,923	$2,549,722	(28.2)%
Slot hold percentage	8.7%	7.9%	0.8	pts
Sands Bethlehem
Total casino revenues	$376,618	$285,856	31.8%
Table games drop	$653,203	$174,587	274.1%
Table games win percentage	14.8%	13.9%	0.9	pts
Slot handle	$3,773,734	$3,644,250	3.6%
Slot hold percentage	7.2%	7.1%	0.1	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $202.5 million compared to the year ended December 31, 2010. The increase in room revenues was primarily due to a $169.9 million increase at the Marina Bay Sands, as well as increases at The Venetian Macao, Four Seasons Macao and at our Las Vegas Operating Properties driven by an increase in average daily room rates. The hotel tower at Sands Bethlehem opened in May 2011. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2011	2010	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$220,116	$199,277	10.5%
Occupancy rate	91.4%	90.9%	0.5	pts
Average daily room rate	$232	$213	8.9%
Revenue per available room	$212	$194	9.3%
Sands Macao
Total room revenues	$23,820	$24,495	(2.8)%
Occupancy rate	90.5%	93.2%	(2.7	)pts
Average daily room rate	$251	$251	—%
Revenue per available room	$227	$234	(3.0)%
Four Seasons Macao
Total room revenues	$32,233	$29,675	8.6%
Occupancy rate	69.9%	70.8%	(0.9	)pts
Average daily room rate	$334	$309	8.1%
Revenue per available room	$234	$219	6.8%
Singapore Operations:
Marina Bay Sands
Total room revenues	$268,480	$98,594	172.3%
Occupancy rate	93.6%	73.4%	20.2	pts
Average daily room rate	$311	$250	24.4%
Revenue per available room	$291	$184	58.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$450,487	$445,458	1.1%
Occupancy rate	88.6%	90.7%	(2.1	)pts
Average daily room rate	$199	$191	4.2%
Revenue per available room	$177	$173	2.3%
Sands Bethlehem
Total room revenues	$4,899	$—	—%
Occupancy rate	50.5%	—%	—	pts
Average daily room rate	$162	$—	—%
Revenue per available room	$82	$—	—%

Food and beverage revenues increased $152.3 million compared to the year ended December 31, 2010. The increase was primarily due to a $108.3 million increase at the Marina Bay Sands and a $29.1 million increase at our Las Vegas Operating Properties driven by increased banquet activities.
Mall revenues increased $138.5 million compared to the year ended December 31, 2010. The increase was primarily attributable to a $90.9 million increase at the Marina Bay Sands, as well as increases of $24.3 million and $23.1 million at Four Seasons Macao and The Venetian Macao, respectively, primarily due to higher overage rent. The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2011	2010	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$121,191	$98,117	23.5%
Mall gross leasable area (in square feet)	817,251	835,866	(2.2)%
Occupancy	90.0%	89.3%	0.7	pts
Base rent per square foot	$131	$117	12.0%
Tenant sales per square foot	$1,087	$738	47.3%
The Shoppes at Four Seasons
Total mall revenues	$65,973	$41,684	58.3%
Mall gross leasable area (in square feet)	189,170	192,838	(1.9)%
Occupancy	92.3%	93.7%	(1.4	)pts
Base rent per square foot	$148	$151	(2.0)%
Tenant sales per square foot	$3,386	$1,976	71.4%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$137,765	$46,816	194.3%
Mall gross leasable area (in square feet)	629,428	618,162	1.8%
Occupancy	95.3%	62.2%	33.1	pts
Base rent per square foot	$186	$157	18.5%
Tenant sales per square foot(1)	$1,231	$—	—%
U.S. Operations:
The Shoppes at Sands Bethlehem(2)
Total mall revenues	$194	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%

(1)	The Shoppes at Marina Bay Sands opened in April 2010.

(2)
Occupancy, base rent per square foot and tenant sales per square foot are excluded from the table as The Shoppes at Sands Bethlehem was only partially open as of December 31, 2011, due to its progressive opening beginning in November 2011.

Convention, retail and other revenues increased $147.2 million compared to the year ended December 31, 2010. The increase was primarily due to an $86.8 million increase at the Marina Bay Sands and a $37.5 million increase in Other Asia driven by our ferry operations.
Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2011	2010	Percent Change
	(Dollars in thousands)
Casino	$4,007,887	$3,249,227	23.3%
Rooms	210,052	143,326	46.6%
Food and beverage	307,446	207,956	47.8%
Mall	59,183	43,771	35.2%
Convention, retail and other	338,109	230,907	46.4%
Provision for doubtful accounts	150,456	97,762	53.9%
General and administrative	836,924	683,298	22.5%
Corporate expense	185,694	108,848	70.6%
Rental expense	43,366	41,302	5.0%
Pre-opening expense	65,825	114,833	(42.7)%
Development expense	11,309	1,783	534.3%
Depreciation and amortization	794,404	694,971	14.3%
Impairment loss	—	16,057	(100.0)%
Loss on disposal of assets	10,203	38,555	(73.5)%

Total operating expenses	$7,020,858	$5,672,596	23.8%

Operating expenses were $7.02 billion for the year ended December 31, 2011, an increase of $1.35 billion compared to $5.67 billion for the year ended December 31, 2010. The increase in operating expenses was primarily attributable to the progressive opening of the Marina Bay Sands, as well as increased casino activity at our Macao operations and an increase in corporate expense and general and administrative expenses, partially offset by a decrease in pre-opening expenses.
Casino expenses increased $758.7 million compared to the year ended December 31, 2010. Of the increase, $425.9 million was attributable to the Marina Bay Sands and $266.3 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macao operations.
Mall expenses increased $15.4 million compared to the year ended December 31, 2010. The increase was primarily due to a $15.1 million increase at the Marina Bay Sands.
Rooms, food and beverage and convention, retail and other expenses increased $66.7 million, $99.5 million and $107.2 million, respectively, compared to the year ended December 31, 2010. These increases were driven by the associated increases in the related revenues described above.
The provision for doubtful accounts was $150.5 million for the year ended December 31, 2011, compared to $97.8 million for the year ended December 31, 2010. The increase was primarily due to a $65.6 million increase in provisions at the Marina Bay Sands. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $153.6 million compared to the year ended December 31, 2010. The increase was primarily due to a $128.4 million increase at the Marina Bay Sands.
Corporate expense increased $76.8 million compared to the year ended December 31, 2010. The increase was primarily due to increased legal expenses and higher incentive compensation expenses.
Pre-opening expenses were $65.8 million for the year ended December 31, 2011, compared to $114.8 million for the year ended December 31, 2010. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2011, were primarily related to activities at Sands Cotai Central. Pre-opening expenses for the year ended December 31, 2010, were primarily related to activities at the Marina Bay Sands and costs associated with recommencing work at Sands Cotai Central. Development expenses, which were not material for the years ended December 31, 2011 and 2010, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $99.4 million compared to the year ended December 31, 2010. The increase was primarily a result of the opening of the Marina Bay Sands, which contributed $128.4 million of the increase, partially offset by decreases at our Macao operations due to certain assets being fully depreciated.
Loss on disposal of assets was $10.2 million for the year ended December 31, 2011, compared to $38.6 million for the year ended December 31, 2010. The loss for the year ended December 31, 2011, related to the disposition of one of our majority owned subsidiaries, as well as the disposition of construction materials and equipment in Macao. The losses incurred during the year ended December 31, 2010, were principally related to the disposition of construction materials in Macao and Las Vegas.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, rental expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other expense, loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Year Ended December 31,
	2011	2010	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,022,778	$809,798	26.3%
Sands Macao	351,877	318,519	10.5%
Four Seasons Macao	217,923	113,692	91.7%
Other Asia	(15,143)	(24,429)	38.0%

	1,577,435	1,217,580	29.6%
Marina Bay Sands	1,530,623	641,898	138.5%
United States:
Las Vegas Operating Properties	333,295	310,113	7.5%
Sands Bethlehem	90,802	58,982	53.9%

	424,097	369,095	14.9%

Total adjusted property EBITDA	$3,532,155	$2,228,573	58.5%

Adjusted property EBITDA from our Macao operations increased $359.9 million compared to the year ended December 31, 2010, led by an increase of $213.0 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $719.2 million, partially offset by an increase of $266.3 million in gross win tax on increased casino revenues, as well as increases in the associated operating expenses.
Adjusted property EBITDA at Marina Bay Sands does not have a comparable prior-year period as the property opened in April 2010.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $23.2 million compared to the year ended December 31, 2010. The increase was primarily attributable to an increase in net revenues of $59.3 million (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Sands Bethlehem increased $31.8 million compared to the year ended December 31, 2010. The increase was primarily driven by the commencement of table games operations in July 2010.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$402,076	$409,337
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	8,013	3,542
Less — capitalized interest	(127,140)	(106,066)

Interest expense, net	$282,949	$306,813

Cash paid for interest	$373,923	$343,298
Weighted average total debt balance	$10,097,474	$10,608,335
Weighted average interest rate	4.0%	3.9%
Interest cost decreased $7.3 million compared to the year ended December 31, 2010, resulting from a decrease in our weighted average debt balance, partially offset by a slight increase in our weighted average interest rate. Capitalized interest increased $21.1 million compared to the year ended December 31, 2010, primarily due to increased construction activities at Sands Cotai Central in Macao.

Other Factors Effecting Earnings
Other expense was $4.0 million for the year ended December 31, 2011, compared to $8.3 million for the year ended December 31, 2010. The expense during the year ended December 31, 2011, was primarily due to decreases in the fair value of our interest rate cap agreements in Macao and Singapore, and foreign exchange losses.
The loss on modification or early retirement of debt was $22.6 million for the year ended December 31, 2011, and was primarily due to the refinancing of our VML and VOL credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — Macao Related Debt”).
Our effective income tax rate was 10.1% for the year ended December 31, 2011, compared to 8.7% for the year ended December 31, 2010. The effective income tax rate for the years ended December 31, 2011 and 2010, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $323.0 million for the year ended December 31, 2011, compared to $182.2 million for the year ended December 31, 2010. These amounts are primarily related to the noncontrolling interest of SCL.
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Casino	$5,533,088	$3,524,798	57.0%
Rooms	797,499	657,783	21.2%
Food and beverage	446,558	327,699	36.3%
Mall	186,617	137,290	35.9%
Convention, retail and other	354,175	281,874	25.7%

	7,317,937	4,929,444	48.5%
Less — promotional allowances	(464,755)	(366,339)	(26.9)%

Total net revenues	$6,853,182	$4,563,105	50.2%

Consolidated net revenues were $6.85 billion for the year ended December 31, 2010, an increase of $2.29 billion compared to $4.56 billion for the year ended December 31, 2009. The increase in net revenues was driven by $1.26 billion of net revenues at the Marina Bay Sands, which opened in April 2010, as well an increase of $849.5 million across all of our Macao operations and $106.8 million at our Las Vegas Operating Properties.

Casino revenues increased $2.01 billion compared to the year ended December 31, 2009. Of the increase, $1.06 billion was attributable to the Marina Bay Sands and $778.4 million was due to our Macao operations, primarily driven by an increase in Rolling Chip activity. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2010	2009	Change
	(Dollars in thousands)
Macao Operations:
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

Room revenues increased $139.7 million compared to the year ended December 31, 2009. The increase in room revenues was attributable to $98.6 million at the Marina Bay Sands, as well as increases at The Venetian Macao, Four Seasons Macao and at our Las Vegas Operating Properties driven by increased visitation, as well as an increase in average daily room rates at The Venetian Macao and Four Seasons Macao. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2010	2009	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$199,277	$173,319	15.0%
Occupancy rate	90.9%	83.6%	7.3	pts
Average daily room rate	$213	$205	3.9%
Revenue per available room	$194	$171	13.5%
Sands Macao
Total room revenues	$24,495	$26,558	(7.8)%
Occupancy rate	93.2%	97.7%	(4.5	)pts
Average daily room rate	$251	$260	(3.5)%
Revenue per available room	$234	$254	(7.9)%
Four Seasons Macao
Total room revenues	$29,675	$20,276	46.4%
Occupancy rate	70.8%	52.3%	18.5	pts
Average daily room rate	$309	$295	4.7%
Revenue per available room	$219	$154	42.2%
Singapore Operations:
Marina Bay Sands
Total room revenues	$98,594	$—	—%
Occupancy rate	73.4%	—%	—	pts
Average daily room rate	$250	$—	—%
Revenue per available room	$184	$—	—%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$445,458	$437,630	1.8%
Occupancy rate	90.7%	87.4%	3.3	pts
Average daily room rate	$191	$195	(2.1)%
Revenue per available room	$173	$170	1.8%
Food and beverage revenues increased $118.8 million compared to the year ended December 31, 2009. The increase was primarily attributable to $83.6 million in revenues at the Marina Bay Sands and $19.6 million at our Macao operations.
Mall revenues increased $49.3 million compared to the year ended December 31, 2009. The increase was primarily attributable to $46.8 million in mall revenues at the Marina Bay Sands. The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2010	2009	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$98,117	$100,725	(2.6)%
Mall gross leasable area (in square feet)	835,866	835,176	0.1%
Occupancy	89.3%	89.1%	0.2	pts
Base rent per square foot	$117	$116	0.9%
Tenant sales per square foot	$738	$587	25.7%
The Shoppes at Four Seasons
Total mall revenues	$41,684	$36,565	14.0%
Mall gross leasable area (in square feet)	192,838	192,757	0.0%
Occupancy	93.7%	94.0%	(0.3	)pts
Base rent per square foot	$151	$149	1.3%
Tenant sales per square foot	$1,976	$1,341	47.4%
Singapore Operations:
The Shoppes at Marina Bay Sands(1)
Total mall revenues	$46,816	$—	—%
Mall gross leasable area (in square feet)	618,162	$—	—%
Occupancy	62.2%	—%	—	pts
Base rent per square foot	$157	$—	—%

(1)	The Shoppes at Marina Bay Sands opened in April 2010.

Convention, retail and other revenues increased $72.3 million compared to the year ended December 31, 2009. The increase was primarily attributable to $40.7 million in revenues at the Marina Bay Sands.
Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Casino	$3,249,227	$2,349,422	38.3%
Rooms	143,326	121,097	18.4%
Food and beverage	207,956	165,977	25.3%
Mall	43,771	32,697	33.9%
Convention, retail and other	230,907	207,680	11.2%
Provision for doubtful accounts	97,762	103,802	(5.8)%
General and administrative	683,298	526,199	29.9%
Corporate expense	108,848	132,098	(17.6)%
Rental expense	41,302	29,899	38.1%
Pre-opening expense	114,833	157,731	(27.2)%
Development expense	1,783	533	234.5%
Depreciation and amortization	694,971	586,041	18.6%
Impairment loss	16,057	169,468	(90.5)%
Loss on disposal of assets	38,555	9,201	319.0%

Total operating expenses	$5,672,596	$4,591,845	23.5%

Operating expenses were $5.67 billion for the year ended December 31, 2010, an increase of $1.08 billion compared to $4.59 billion for the year ended December 31, 2009. The increase in operating expenses was primarily attributable to the opening of the Marina Bay Sands, increased casino activity across all properties and an increase in general and administrative expenses and depreciation and amortization expense, partially offset by decreases due to a $169.5 million impairment charge and a $42.5 million legal settlement included in corporate expense that were recorded during the year ended December 31, 2009.
Casino expenses increased $899.8 million compared to the year ended December 31, 2009. Of the increase, $408.2 million was due to the 39.0% gross win tax on increased casino revenues across our Macao operations, $359.0 million was attributable to the Marina Bay Sands, which opened on April 27, 2010, as well as an increase of $93.5 million at Sands Bethlehem, which was only open for part of 2009.
Rooms expense increased $22.2 million and food and beverage expense increased $42.0 million compared to the year ended December 31, 2009. These increases were driven by the associated increases in the related revenues described above.
Mall expense increased $11.1 million compared to the year ended December 31, 2009. The increase was attributable to $11.9 million in expenses at the Marina Bay Sands.
Convention, retail and other expense increased $23.2 million, compared to the year ended December 31, 2009. The increase is primarily attributable to $14.9 million in expenses at the Marina Bay Sands.
The provision for doubtful accounts was $97.8 million for the year ended December 31, 2010, compared to $103.8 million for the year ended December 31, 2009. The decrease was attributable to an overall decrease in provision for receivables across all properties as a result of a higher provision during the year ended December 31, 2009, due to the economic conditions during 2009, partially offset by a $27.5 million provision for casino receivables at the Marina Bay Sands. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $157.1 million compared to the year ended December 31, 2009. The increase was primarily attributable to $157.9 million in expenses at the Marina Bay Sands.

Corporate expense decreased $23.3 million compared to the year ended December 31, 2009. The decrease was attributable to a $42.5 million legal settlement that was recorded during the year ended December 31, 2009, partially offset by an increase of $22.4 million in corporate payroll-related expenses.
Pre-opening expenses were $114.8 million for the year ended December 31, 2010, compared to $157.7 million for the year ended December 31, 2009. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2010, were primarily related to activities at the Marina Bay Sands and at Sands Cotai Central. Development expenses, which were not material for the years ended December 31, 2010 and 2009, include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $108.9 million compared to the year ended December 31, 2009. The increase was primarily a result of the opening of the Marina Bay Sands and a full year of depreciation expense at Sands Bethlehem, which contributed $119.1 million and $10.6 million, respectively.
Impairment loss was $16.1 million for the year ended December 31, 2010, compared to $169.5 million for the year ended December 31, 2009. The impairment loss for the year ended December 31, 2010, related to equipment in Macao that is expected to be disposed of. The impairment loss for the year ended December 31, 2009, consisted primarily of $94.0 million related to a reduction in the expected proceeds to be received from the sale of The Shoppes at The Palazzo, $57.2 million related to our indefinite suspension of plans to expand the Sands Expo Center and $15.0 million related to certain real estate that was previously utilized in connection with marketing activities in Asia.
Loss on disposal of assets was $38.6 million for the year ended December 31, 2010, compared to $9.2 million for the year ended December 31, 2009. The loss for the year ended December 31, 2010, related to the disposition of construction materials in Macao and Las Vegas.
Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Year Ended December 31,
	2010	2009	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$809,798	$556,547	45.5%
Sands Macao	318,519	244,925	30.0%
Four Seasons Macao	113,692	40,527	180.5%
Other Asia	(24,429)	(32,610)	25.1%

	1,217,580	809,389	50.4%
Marina Bay Sands	641,898	—	—%
United States:
Las Vegas Operating Properties	310,113	259,206	19.6%
Sands Bethlehem	58,982	17,566	235.8%

	369,095	276,772	33.4%

Total adjusted property EBITDA	$2,228,573	$1,086,161	105.2%

Adjusted property EBITDA from our Macao operations increased $408.2 million compared to the year ended December 31, 2009, led by an increase of $253.3 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to a combined increase in net revenues of $849.5 million, partially offset by an increase of $408.2 million in gross win tax on increased casino revenues, as well as increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $51.0 million compared to the year ended December 31, 2009. The increase was primarily attributable to an increase in net revenues of $106.8 million, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Marina Bay Sands, which opened in April 2010, and Sands Bethlehem, which opened in May 2009, do not have a comparable prior-year period. Results of their operations are as previously described.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$409,337	$382,006
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,542	5,313
Less — capitalized interest	(106,066)	(65,449)

Interest expense, net	$306,813	$321,870

Cash paid for interest	$343,298	$353,002
Weighted average total debt balance	$10,608,335	$10,994,928
Weighted average interest rate	3.9%	3.5%
Interest cost increased $27.3 million compared to the year ended December 31, 2009. The increase was primarily attributable to an increase in our weighted average interest rate driven by our VOL credit facility and the amendment to our U.S. credit facility, partially offset by a decrease in our weighted average debt balance as a result of repayments on our U.S. and VML credit facilities. The increase in capitalized interest was driven by the recommencement of activities at Sands Cotai Central in Macao during 2010.
Other Factors Effecting Earnings
Other expense was $8.3 million for the year ended December 31, 2010, compared to $9.9 million for the year ended December 31, 2009. The expense during the year ended December 31, 2010, was primarily attributable to foreign exchange losses and decreases in the fair value of our interest rate cap agreements in Macao and Singapore.
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
Our effective income tax rate was 8.7% for the year ended December 31, 2010, compared to a beneficial rate of 1.0% for the year ended December 31, 2009. The effective income tax rate for the year ended December 31, 2010, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. The effective income tax rate for the year ended December 31, 2009, includes the recording of a valuation allowance on the net deferred tax assets of our U.S. operations. We have not recorded an income tax benefit related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $182.2 million for the year ended December 31, 2010, compared to a net loss of $14.3 million for the year ended December 31, 2009. These amounts are primarily related to the noncontrolling interest of SCL.
Development Projects
We have suspended portions of our development projects and should general economic conditions fail to improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date on our suspended projects could be lost and would result in an impairment charge.

Macao
We have submitted plans to the Macao government for our other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which we refer to as Sands Cotai Central and parcels 3 and 7 and 8). Subject to the approval from the Macao government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities, and other amenities. We commenced construction or pre-construction activities on these developments and plan to operate the related gaming areas under our Macao gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We currently intend to develop our other Cotai Strip properties as follows:
•
Sands Cotai Central — We are staging the construction of the Sands Cotai Central integrated resort. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. Phase I, which is currently expected to open in April 2012, consists of a hotel tower on parcel 5 to be managed by Hilton Worldwide, which will include 600 five-star rooms and suites under the Conrad brand, and InterContinental Hotels Group, which will include 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand, a variety of retail offerings, more than 300,000 square feet of meeting space, several food and beverage establishments, along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,000 rooms and suites under the Sheraton Towers brand. The total cost to complete phases I and II is expected to be approximately $1.6 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2011, we have capitalized costs of $3.06 billion for the entire project, including the land premium (net of amortization) and $213.7 million in outstanding construction payables. Our management agreement with Starwood imposed certain construction deadlines and opening obligations on us and certain past and/or anticipated delays, as described above, would have allowed Starwood to terminate its agreement. In November 2011, we amended our management agreement with Starwood to, among other things, provide for new construction and opening obligations and deadlines.

•
Parcel 3 — Once completed, the integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We had commenced pre-construction activities and have capitalized costs of $96.0 million, including the land premium (net of amortization), as of December 31, 2011. We intend to commence construction after Sands Cotai Central is complete and necessary government approvals are obtained.

•
Parcels 7 and 8 — Consistent with our original plans, we had commenced pre-construction activities and have capitalized construction costs of $101.1 million as of December 31, 2011. We intended to commence construction after Sands Cotai Central and the integrated resort on parcel 3 were completed, necessary government approvals obtained (including the land concession), assuming future demand warrants it and additional financing is obtained. If we are successful in winning our judicial appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), and are able to proceed with this portion of the development as planned, the related integrated resort is expected to be similar in size and scope to Sands Cotai Central.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments on parcels 3 and 7 and 8 is currently not determinable with certainty. As of December 31, 2011, we have capitalized an aggregate of $7.49 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our new $3.7 billion Macao credit facility entered into in September 2011 (the “2011 VML Credit Facility,” see “— Liquidity and Capital Resources — Development Financing Strategy” for further disclosure), we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain the additional financing required or on terms suitable to the Company.

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions. In December 2010, we received notice from the Macao government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, we filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should we win our judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of December 31, 2011, related to our development on parcels 7 and 8.
Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macao government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). We intend to apply for an extension from the Macao government to complete our parcel 3 development as we will be unable to meet the April 2013 deadline. Should we determine that we are unable to complete Sands Cotai Central by May 2014, we also intend to apply for an extension from the government. No assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, we could lose our land concessions for parcel 3 or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $96.0 million and $3.06 billion in capitalized construction costs, as of December 31, 2011, related to our development on parcels 3 or Sands Cotai Central, respectively.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of December 31, 2011, we have capitalized construction costs of $178.3 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Other
We continue to aggressively pursue a variety of new development opportunities around the world.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash generated from operating activities	$2,662,496	$1,870,151	$638,613
Cash flows from investing activities:
Change in restricted cash and cash equivalents	804,394	(688,266)	78,630
Capital expenditures	(1,508,493)	(2,023,981)	(2,092,896)
Proceeds from disposal of property and equipment	6,093	49,735	4,203
Acquisition of intangible assets	(100)	(45,303)	—
Purchases of investments	—	(173,774)	—
Proceeds from investments	—	173,774	—

Net cash used in investing activities	(698,106)	(2,707,815)	(2,010,063)

Cash flows from financing activities:
Proceeds from exercise of stock options	25,505	16,455	51
Proceeds from exercise of warrants	12,512	225,514	—

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds from sale of and contribution from noncontrolling interest, net of transaction costs	—	—	2,386,428
Dividends paid to preferred stockholders	(75,297)	(93,400)	(94,697)
Distributions to noncontrolling interests	(10,388)	—	—
Proceeds from long-term debt	3,201,535	1,397,293	1,831,528
Repayments of long-term debt	(3,300,310)	(2,600,875)	(776,972)
Repurchases and redemption of preferred stock	(845,321)	—	—
Payments of preferred stock inducement premium	(16,871)	(6,579)	—
Payments of deferred financing costs	(84,826)	(65,965)	(40,365)

Net cash generated from (used in) financing activities	(1,093,461)	(1,127,557)	3,305,973

Effect of exchange rate on cash	(5,292)	46,886	(17,270)

Increase (decrease) in cash and cash equivalents	$865,637	$(1,918,335)	$1,917,253

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash provided by operating activities increased $792.3 million compared to the year ended December 31, 2010. The increase was attributable primarily to the increase in our operating income during the year ended December 31, 2011, as previously described.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2011, totaled $1.51 billion, including $915.4 million for construction and development activities in Macao (primarily for our Sands Cotai Central development); $466.1 million for construction activities in Singapore; $56.3 million for construction activities at Sands Bethlehem; and $70.7 million at our Las Vegas Operating Properties and for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.09 billion for the year ended December 31, 2011, which was primarily attributable to the repayments of $2.06 billion under our VML credit facility, $749.7 million under our VOL credit facility, $418.6 million under our Singapore credit facility, and payments of $845.3 million for repurchases and redemption of preferred stock, $75.3 million for preferred stock dividends and $16.9 million to induce the exercise of warrants with settlement through tendering preferred stock. These uses were partially offset by proceeds of $3.20 billion from our 2011 VML Credit Facility.
As of December 31, 2011, we had $1.10 billion available for borrowing under the revolving portions of our U.S., Macao and Singapore credit facilities, net of letters of credit, outstanding banker’s guarantees and undrawn amounts committed to be funded by Lehman Brothers-related subsidiaries.
Development Financing Strategy
Through December 31, 2011, we have funded our development projects primarily through borrowings from our U.S., Macao and Singapore credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt”), operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly period ended December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ended December 31, 2011, decreases to 5.25x for the quarterly period ended March 31, 2012, and then decreases by 0.25x every other quarter until September 30, 2014, when it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity. In Macao, our 2011 VML Credit Facility, entered into in September 2011, will also require our Macao operations to comply with similar financial covenants commencing with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio will be 4.5x for the quarterly periods ended March 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under our senior notes. Certain defaults under the 2011 VML Credit Facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
In 2008, we completed a $475.0 million convertible senior notes offering and a $2.1 billion common and preferred stock and warrants offering, of which the preferred stock became redeemable at our option in November 2011. In 2009, we completed a $600.0 million exchangeable bond offering and the $2.5 billion SCL Offering (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — Macao Related Debt — Exchangeable Bonds” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Equity — Noncontrolling Interests”). A portion of the proceeds from these offerings was used in the U.S. to pay down $775.9 million under the revolving portion of the U.S. credit facility in March 2010 and $1.0 billion under the term loan portions of the U.S. credit facility in August 2010, and to exercise the EBITDA true-up provision during the quarterly period ended March 31, 2011. As of December 31, 2011, our U.S., Singapore, and Macao leverage ratios were 3.9x, 2.4x and 2.0x, respectively, compared to the maximum leverage ratios allowed of 6.0x, 5.5x and 4.5x (effective for the quarterly period ending March 31, 2012), respectively.
We held unrestricted and restricted cash and cash equivalents of approximately $3.90 billion and $7.1 million, respectively, as of December 31, 2011, of which approximately $3.15 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $3.15 billion, approximately $2.37 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the Company’s significant foreign taxes paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our developments currently under construction and maintain compliance with the financial covenants of our U.S., Macao and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In November 2011, we completed our $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central.
As part of a regular cash dividend program, on January 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.25 per common share (a total of approximately $206 million, which includes our Principal Stockholder’s family exercise of their warrants, as discussed below) to be paid on March 30, 2012, to shareholders of record on March 20, 2012. Also on January 31, 2012, the Board of Directors of SCL declared a dividend of 0.58 Hong Kong dollars per share (a total of approximately $601.0 million at exchange rates in effect on December 31, 2011, of which we will retain 70.3% of such amount) to SCL shareholders of record on February 20, 2012, which was paid on February 28, 2012.
In February 2012, we submitted a redemption notice for the Senior Notes in order to redeem the $189.7 million outstanding balance, which we expect to settle in March 2012 and record a $2.9 million loss on extinguishment of debt.
Our Principal Stockholder’s family has indicated their intent to pay $525.0 million to exercise all of their outstanding warrants to purchase 87,500,175 shares of our common stock in March 2012.

Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2011:

	Payments Due by Period Ending December 31, 2011(12)
	Less than			More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Long-Term Debt Obligations(1)
Senior Secured Credit Facility — Term B	$21,695	$760,854	$1,352,955	$—	$2,135,504
Senior Secured Credit Facility — Delayed Draws I and II	7,243	235,297	470,549	—	713,089
6.375% Senior Notes(2)	189,712	—	—	—	189,712
Airplane Financings	3,688	7,375	7,374	56,297	74,734
U.S. Other	910	1,820	228	—	2,958
2011 VML Credit Facility — Term B	—	200,096	3,005,914	—	3,206,010
Ferry Financing	35,067	70,134	35,067	—	140,268
Macao Other	231	75	—	—	306
Singapore Credit Facility	384,654	769,308	2,394,200	—	3,548,162
Singapore Other	735	709	—	—	1,444
Fixed Interest Payments	12,140	24,195	2,014	—	38,349
Variable Interest Payments(3)	255,020	436,590	207,309	285	899,204
HVAC Equipment Lease(4)
HVAC Equipment Lease	1,623	3,096	2,866	13,752	21,337
HVAC Equipment Lease Interest Payments	1,544	2,730	2,284	2,281	8,839
Contractual Obligations
Former Tenants(5)	650	977	800	5,600	8,027
Employment Agreements(6)	9,506	4,075	708	—	14,289
Macao Leasehold Interests in Land(7)	49,524	54,471	10,550	86,392	200,937
Mall Leases(8)	8,835	17,423	16,750	100,232	143,240
Macao Annual Premium(9)	33,508	67,017	67,017	184,297	351,839
Parking Lot Lease(10)	1,200	2,400	2,400	104,700	110,700
Other Operating Leases(11)	10,392	11,016	5,796	5,033	32,237

Total	$1,027,877	$2,669,658	$7,584,781	$558,869	$11,841,185

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt” for further details on these financing transactions.

(2)
Subsequent to December 31, 2011, we submitted our redemption notice for the Senior Notes in order to redeem the $189.7 million outstanding balance in March 2012. As a result, the outstanding balance has been reclassified above to “Less than 1 Year.”

(3)
Based on December 31, 2011, London Inter-Bank Offered Rate (“LIBOR”) and Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.6% and Singapore Swap Offer Rate (“SOR”) of 0.4% plus the applicable interest rate spread in accordance with the respective debt agreements.

(4)
In July 2009, we entered into a capital lease agreement with its current heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Equipment Lease”) to provide the operation and maintenance services for the HVAC equipment in Las Vegas. The lease has a 10-year term with a purchase option at the third, fifth, seventh and tenth anniversary dates. We are obligated under the agreement to make monthly payments of approximately $300,000 for the first year with automatic decreases of approximately $14,000 per month on every anniversary date. The HVAC Equipment Lease has been capitalized at the present value of the future minimum lease payments at lease inception.

(5)
We are party to tenant lease termination and asset purchase agreements. Under the agreement for The Grand Canal Shoppes sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(6)	We are party to employment agreements with eight of our executive officers, with remaining terms of one to four years.

(7)	We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macao law.

(8)	We are party to certain leaseback agreements for the Blue Man Group Theater, gondola and certain office and retail space related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo.

(9)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2011, the annual premium is approximately $33.5 million payable to the Macao government through the termination of the gaming subconcession in June 2022.

(10)	We are party to a 99-year lease agreement (92 years remaining) for a parking structure located adjacent to The Venetian Las Vegas.

(11)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(12)
As of December 31, 2011, we had a $43.4 million liability related to unrecognized tax benefits; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward- looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:
•	general economic and business conditions which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;

•	our substantial leverage, debt service and debt covenant compliance (including the pledge of our assets as security for our indebtedness);

•	disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments;

•	the extensive regulations to which we are subject to and the costs of compliance with such regulations;

•	increased competition for labor and materials due to other planned construction projects in Macao and quota limits on the hiring of foreign workers;

•	the impact of the suspensions of certain of our development projects and our ability to meet certain development deadlines;

•	the uncertainty of tourist behavior related to discretionary spending and vacationing at casino-resorts in Macao, Singapore, Las Vegas and Pennsylvania;

•
regulatory policies in mainland China or other countries in which our customers reside, including visa restrictions limiting the number of visits or the length of stay for visitors from mainland China to Macao, restrictions on foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;

•	our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;

•	our relationship with GGP or any successor owner of The Shoppes at The Palazzo and The Grand Canal Shoppes;

•	new developments, construction and ventures, including our Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to acts of terrorism;

•
disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, outbreaks of infectious diseases, such as avian flu, SARS and H1N1 flu, terrorist activity or war;

•
government regulation of the casino industry, including gaming license regulation, the requirement for certain beneficial owners of our securities to be found suitable by gaming authorities, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•	increased competition in Macao and Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, retail space and potential additional gaming licenses;

•	fluctuations in the demand for all-suites rooms, occupancy rates and average daily room rates in Macao, Singapore and Las Vegas;

•	the popularity of Macao, Singapore and Las Vegas as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation;

•	our ability to maintain our gaming licenses, certificate and subconcession;

•	the continued services of our key management and personnel;

•	any potential conflict between the interests of our Principal Stockholder and us;

•	the ability of our subsidiaries to make distribution payments to us;

•	our failure to maintain the integrity of our internal or customer data;

•	the completion of infrastructure projects in Macao and Singapore; and

•	the outcome of any ongoing and future litigation.

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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 27.5%, 34.5% and 71.7% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2011. Our allowance for doubtful casino accounts was 22.2% and 24.2% of gross casino receivables from customers as of December 31, 2011 and 2010, respectively. As the credit extended to our junkets can be offset by the commissions payable to said junkets, the allowance for doubtful accounts related to receivables from junkets is not material. Our allowance for doubtful accounts from our hotel and other receivables is also not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined that such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2011, we had net property and equipment of $15.03 billion, representing 67.6% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.
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
Capitalized Interest
Interest costs associated with our major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, we capitalize interest on amounts expended using the weighted average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period.
Leasehold Interests in Land
Leasehold interests in land represent payments made for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.
Indefinite Useful Life Assets
As of December 31, 2011, we had a $50.0 million asset related to our Sands Bethlehem gaming license and a $16.5 million asset related to our Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
The fair value of our Sands Bethlehem gaming license and table games certificate was estimated using our expected adjusted property EBITDA, combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate.
Stock-Based Compensation
Accounting standards regarding share-based payments require the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on our historical volatility or combined with the historical volatilities from a selection of companies from our peer group when there is a lack of our historical information, as is the case for our SCL equity plan. We used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options and we will continue to use the simplified method beyond December 31, 2011, due to the lack of historical information as allowed under related accounting standards. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s equity award plans).
During the years ended December 31, 2011 and 2010, we recorded stock-based compensation expense of $62.7 million and $58.0 million, respectively. As of December 31, 2011, under the 2004 plan there was $40.9 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested stock options and there was $32.1 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock units costs are expected to be recognized over a weighted average period of 2.0 years and 3.0 years, respectively.
As of December 31, 2011, under the SCL Equity Plan there was $18.3 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options that are expected to be recognized over a weighted average period of 3.1 years.
Income Taxes
We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not” that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring, and implementation of tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $179.5 million and $216.3 million, as of December 31, 2011 and 2010, respectively, and a valuation allowance on the net deferred tax assets of our U.S. operations of $145.7 million and $114.9 million as of December 31, 2011 and 2010, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Our major tax jurisdictions are the U.S., Macao, and Singapore. In the U.S., we are pursuing resolution through the appeals process of certain adjustments proposed by the Internal Revenue Service IRS for years 2005 through 2009. We are subject to examination for years after 2006 in Macao and Singapore and for tax years after 2009 in the U.S.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2011, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value(1)
	(In millions)
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$189.7	$—	$—	$189.7	$191.6
Average interest rate(2)	—%	—%	—%	6.4%	—%	—%	6.4%
Variable rate	$453.3	$527.6	$1,517.2	$3,569.3	$3,697.0	$56.3	$9,820.7	$9,292.9
Average interest rate(2)	2.8%	2.7%	2.4%	2.8%	2.9%	2.0%	2.8%
ASSETS
Cap Agreements(3)	$—	$0.1	$1.1	$—	$—	$—	$1.2	$1.2

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2011, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $97.5 million.

(3)	As of December 31, 2011, we have 38 interest rate cap agreements with an aggregate fair value of $1.2 million based on quoted market values from the institutions holding the agreements.
Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 2.25% until May 13, 2012 (the first 180 days after the closing date). Beginning May 14, 2012, the spread for all borrowings is subject to reduction based on a specified consolidated leverage ratio. Borrowings under the Singapore credit facility bear interest at SOR plus a spread of 2.25% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.

Foreign currency transaction losses for the year ended December 31, 2011, were $1.0 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2011, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.9 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of Las Vegas Sands Corp.
In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 29, 2012

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,902,718	$3,037,081
Restricted cash and cash equivalents	4,828	164,315
Accounts receivable, net	1,336,817	716,919
Inventories	34,990	32,260
Deferred income taxes, net	72,192	61,606
Prepaid expenses and other	45,607	46,726

Total current assets	5,397,152	4,058,907
Property and equipment, net	15,030,979	14,502,197
Deferred financing costs, net	173,636	155,378
Restricted cash and cash equivalents	2,315	645,605
Deferred income taxes, net	153	10,423
Leasehold interests in land, net	1,390,468	1,398,840
Intangible assets, net	80,068	89,805
Other assets, net	169,352	183,153

Total assets	$22,244,123	$21,044,308

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,113	$113,505
Construction payables	359,909	516,981
Accrued interest payable	31,668	42,625
Other accrued liabilities	1,439,110	1,160,234
Income taxes payable	108,060	—
Current maturities of long-term debt	455,846	767,068

Total current liabilities	2,498,706	2,600,413
Other long-term liabilities	89,445	78,240
Deferred income taxes	205,438	115,219
Deferred proceeds from sale of The Shoppes at The Palazzo	266,992	243,928
Deferred gain on sale of The Grand Canal Shoppes	47,344	50,808
Deferred rent from mall transactions	119,915	147,378
Long-term debt	9,577,131	9,373,755

Total liabilities	12,804,971	12,609,741

Preferred stock, $0.001 par value, issued to Principal Stockholder’s family, no shares and 5,250,000 shares issued and outstanding, after allocation of fair value of attached warrants, aggregate redemption/liquidation value of $0 and $577,500 (Note 10)	—	503,379
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares and 3,614,923 shares issued and outstanding with warrants to purchase up to 709,501 and 22,663,212 shares of common stock	—	207,356
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 733,249,698 and 707,507,982 shares issued and outstanding	733	708
Capital in excess of par value	5,610,160	5,444,705
Accumulated other comprehensive income	94,104	129,519
Retained earnings	2,145,692	880,703

Total Las Vegas Sands Corp. stockholders’ equity	7,850,689	6,662,991
Noncontrolling interests	1,588,463	1,268,197

Total equity	9,439,152	7,931,188

Total liabilities and equity	$22,244,123	$21,044,308

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues:
Casino	$7,437,002	$5,533,088	$3,524,798
Rooms	1,000,035	797,499	657,783
Food and beverage	598,823	446,558	327,699
Mall	325,123	186,617	137,290
Convention, retail and other	501,351	354,175	281,874

	9,862,334	7,317,937	4,929,444
Less — promotional allowances	(451,589)	(464,755)	(366,339)

Net revenues	9,410,745	6,853,182	4,563,105

Operating expenses:
Casino	4,007,887	3,249,227	2,349,422
Rooms	210,052	143,326	121,097
Food and beverage	307,446	207,956	165,977
Mall	59,183	43,771	32,697
Convention, retail and other	338,109	230,907	207,680
Provision for doubtful accounts	150,456	97,762	103,802
General and administrative	836,924	683,298	526,199
Corporate expense	185,694	108,848	132,098
Rental expense	43,366	41,302	29,899
Pre-opening expense	65,825	114,833	157,731
Development expense	11,309	1,783	533
Depreciation and amortization	794,404	694,971	586,041
Impairment loss	—	16,057	169,468
Loss on disposal of assets	10,203	38,555	9,201

	7,020,858	5,672,596	4,591,845

Operating income (loss)	2,389,887	1,180,586	(28,740)
Other income (expense):
Interest income	14,394	8,947	11,122
Interest expense, net of amounts capitalized	(282,949)	(306,813)	(321,870)
Other expense	(3,955)	(8,260)	(9,891)
Loss on modification or early retirement of debt	(22,554)	(18,555)	(23,248)

Income (loss) before income taxes	2,094,823	855,905	(372,627)
Income tax benefit (expense)	(211,704)	(74,302)	3,884

Net income (loss)	1,883,119	781,603	(368,743)
Net (income) loss attributable to noncontrolling interests	(322,996)	(182,209)	14,264

Net income (loss) attributable to Las Vegas Sands Corp.	1,560,123	599,394	(354,479)
Preferred stock dividends	(63,924)	(92,807)	(93,026)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	(80,975)	(92,545)	(92,545)
Preferred stock inducement, repurchase and redemption premiums	(145,716)	(6,579)	—

Net income (loss) attributable to common stockholders	$1,269,508	$407,463	$(540,050)

Basic earnings (loss) per share	$1.74	$0.61	$(0.82)

Diluted earnings (loss) per share	$1.56	$0.51	$(0.82)

Weighted average shares outstanding:
Basic	728,343,428	667,463,535	656,836,950

Diluted	811,816,687	791,760,624	656,836,950

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Income (Loss)

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other		Total
	Preferred	Common	Excess of	Comprehensive	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Par Value	Income	Earnings	Income (Loss)	Interests	Total
Balance at January 1, 2009	$298,066	$642	$3,090,292	$17,554	$1,015,554		$3,073	$4,425,181
Net loss	—	—	—	—	(354,479)	(354,479)	(14,264)	(368,743)
Currency translation adjustment	—	—	—	10,906	—	10,906	(602)	10,304

Total comprehensive loss						(343,573)	(14,866)	(358,439)
Exercise of stock options	—	—	51	—	—		—	51
Tax shortfall from stock-based compensation	—	—	(4,965)	—	—		—	(4,965)
Stock-based compensation	—	—	49,054	—	—		—	49,054
Exercise of warrants	(63,459)	18	63,441	—	—		—	—
Deemed contribution from Principal Stockholder	—	—	519	—	—		—	519
Sale of and contribution from noncontrolling interest, net of transaction costs	—	—	1,916,459	(1,712)	—		1,101,681	3,016,428
Dividends declared, net of amounts previously accrued	—	—	—	—	(87,843)		—	(87,843)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(92,545)		—	(92,545)

Balance at December 31, 2009	234,607	660	5,114,851	26,748	473,833		1,089,888	6,940,587
Net income	—	—	—	—	599,394	599,394	182,209	781,603
Currency translation adjustment	—	—	—	102,771	—	102,771	(4,253)	98,518

Total comprehensive income						702,165	177,956	880,121
Exercise of stock options	—	2	16,453	—	—		—	16,455
Tax shortfall from stock-based compensation	—	—	(195)	—	—		—	(195)
Stock-based compensation	—	—	58,120	—	—		2,698	60,818
Exercise of warrants	(27,251)	46	252,719	—	—		—	225,514
Deemed contribution from Principal Stockholder	—	—	412	—	—		—	412
Acquisition of remaining shares of noncontrolling interest	—	—	2,345	—	—		(2,345)	—
Dividends declared, net of amounts previously accrued	—	—	—	—	(86,546)		—	(86,546)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)		—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(92,545)		—	(92,545)
Preferred stock inducement premium	—	—	—	—	(6,579)		—	(6,579)

Balance at December 31, 2010	207,356	708	5,444,705	129,519	880,703		1,268,197	7,931,188
Net income	—	—	—	—	1,560,123	1,560,123	322,996	1,883,119
Currency translation adjustment	—	—	—	(35,415)	—	(35,415)	2,622	(32,793)

Total comprehensive income						1,524,708	325,618	1,850,326
Exercise of stock options	—	2	24,223	—	—		1,280	25,505
Stock-based compensation	—	—	60,363	—	—		2,927	63,290
Issuance of restricted stock	—	1	(1)	—	—		—	—
Exercise of warrants	(68,380)	22	80,870	—	—		—	12,512
Repurchase and redemption of preferred stock	(138,976)	—	—	—	(128,845)		—	(267,821)
Disposition of interest in majority owned subsidiary	—	—	—	—	—		829	829
Distributions to noncontrolling interests	—	—	—	—	—		(10,388)	(10,388)
Dividends declared, net of amounts previously accrued	—	—	—	—	(68,443)		—	(68,443)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(80,975)		—	(80,975)
Preferred stock inducement premium	—	—	—	—	(16,871)		—	(16,871)

Balance at December 31, 2011	$—	$733	$5,610,160	$94,104	$2,145,692		$1,588,463	$9,439,152

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,883,119	$781,603	$(368,743)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	794,404	694,971	586,041
Amortization of leasehold interests in land included in rental expense	43,366	41,302	27,011
Amortization of deferred financing costs and original issue discount	47,188	41,594	30,015
Amortization of deferred gain and rent	(8,418)	(5,160)	(5,161)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	1,513	—	—
Loss on modification or early retirement of debt	19,595	3,756	23,248
Impairment and loss on disposal of assets	10,203	54,612	178,669
Stock-based compensation expense	62,714	58,021	45,545
Provision for doubtful accounts	150,456	97,762	103,802
Foreign exchange (gain) loss	(176)	6,819	(499)
Deferred income taxes	90,927	99,536	(1,339)
Non-cash legal settlement included in corporate expense	—	—	30,000
Non-cash contribution from Principal Stockholder included in corporate expense	—	412	519
Changes in operating assets and liabilities:
Accounts receivable	(789,163)	(332,924)	(178,746)
Inventories	(2,841)	(4,941)	1,759
Prepaid expenses and other	13,354	(17,024)	41,994
Leasehold interests in land	(43,327)	(50,810)	(117,314)
Accounts payable	(9,565)	29,270	11,388
Accrued interest payable	(10,917)	23,091	3,257
Income taxes payable	111,920	—	—
Other accrued liabilities	298,144	348,261	227,167

Net cash generated from operating activities	2,662,496	1,870,151	638,613

Cash flows from investing activities:
Change in restricted cash and cash equivalents	804,394	(688,266)	78,630
Capital expenditures	(1,508,493)	(2,023,981)	(2,092,896)
Proceeds from disposal of property and equipment	6,093	49,735	4,203
Acquisition of intangible assets	(100)	(45,303)	—
Purchases of investments	—	(173,774)	—
Proceeds from investments	—	173,774	—

Net cash used in investing activities	(698,106)	(2,707,815)	(2,010,063)

Cash flows from financing activities:
Proceeds from exercise of stock options	25,505	16,455	51
Proceeds from exercise of warrants	12,512	225,514	—
Proceeds from sale of and contribution from noncontrolling interest, net of transaction costs	—	—	2,386,428
Dividends paid to preferred stockholders	(75,297)	(93,400)	(94,697)
Distributions to noncontrolling interests	(10,388)	—	—
Proceeds from long-term debt (Note 9)	3,201,535	1,397,293	1,831,528
Repayments of long-term debt (Note 9)	(3,300,310)	(2,600,875)	(776,972)
Repurchases and redemption of preferred stock	(845,321)	—	—
Payments of preferred stock inducement premium	(16,871)	(6,579)	—
Payments of deferred financing costs	(84,826)	(65,965)	(40,365)

Net cash generated from (used in) financing activities	(1,093,461)	(1,127,557)	3,305,973

Effect of exchange rate on cash	(5,292)	46,886	(17,270)

Increase (decrease) in cash and cash equivalents	865,637	(1,918,335)	1,917,253
Cash and cash equivalents at beginning of year	3,037,081	4,955,416	3,038,163

Cash and cash equivalents at end of year	$3,902,718	$3,037,081	$4,955,416

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$246,783	$237,232	$287,553

Cash payments for taxes, net of refunds	$(5,423)	$1,285	$(69,005)

Changes in construction payables	$(157,072)	$(261,790)	$42,058

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$576	$2,797	$3,509

Property and equipment acquired under capital lease	$—	$3,431	$25,567

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$—	$6,854	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$80,975	$92,545	$92,545

Acquisition of remaining shares of noncontrolling interest	$—	$2,345	$—

Disposition of interest in majority owned subsidiary	$829	$—	$—

Warrants exercised and settled through tendering of preferred stock	$68,380	$27,251	$63,459

Property and equipment transferred to leasehold interest in land as part of lease transaction	$—	$107,879	$—

Exchange of exchangeable bonds for ordinary shares of a subsidiary’s common stock	$—	$—	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business of Company
Las Vegas Sands Corp. (“LVSC” or together with its subsidiaries, the “Company”) is incorporated in Nevada and its common stock is traded on the New York Stock Exchange under the symbol “LVS.”
In November 2009, the Company’s subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of the Company’s operations in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China), completed an initial public offering by listing its ordinary shares (the “SCL Offering”) on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). Immediately following the SCL Offering and several transactions consummated in connection with such offering (see “— Note 10 — Equity — Noncontrolling Interests”), the Company owned 70.3% of issued and outstanding ordinary shares of SCL. The shares of SCL were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
Macao
The Company currently owns 70.3% of SCL, which includes the operations of The Venetian Macao, Four Seasons Macao, Sands Macao, Sands Cotai Central, when opened, and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.
The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 534,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 91,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to subsequently monetize units within the Four Seasons Apartments subject to market conditions and obtaining the necessary government approvals.
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 197,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which partially opened on April 27, 2010, with additional portions opened progressively throughout 2010. The Marina Bay Sands features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet and theaters. In February 2011, the Marina Bay Sands opened a landmark iconic structure at the bay-front promenade that contains an art/science museum.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and enclosed retail, dining and entertainment complexes located within The Venetian Las Vegas (“The Grand Canal Shoppes”) and The Palazzo (“The Shoppes at The Palazzo”), both of which were sold to GGP Limited Partnership (“GGP”, see “— Note 13 — Mall Sales”).
Pennsylvania
In May 2009, the Company partially opened Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space, which include table games operations that commenced in July 2010; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; and is the broadcast home of the local PBS affiliate. The Company has initiated construction activities on the remaining components of the integrated resort, which includes a 50,000-square-foot multipurpose event center (expected to open in the second quarter of 2012). Sands Bethlehem is also expected to be home to the National Museum of Industrial History. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.
Development Projects
The Company has suspended portions of its development projects and should general economic conditions fail to improve, if the Company is unable to obtain sufficient funding or applicable government approvals such that completion of its suspended projects is not probable, or should management decide to abandon certain projects, all or a portion of the Company’s investment to date on its suspended projects could be lost and would result in an impairment charge.
Macao
The Company submitted plans to the Macao government for its other Cotai Strip developments, which represent three integrated resort developments, in addition to The Venetian Macao and Four Seasons Macao, on an area of approximately 200 acres (which are referred to as Sands Cotai Central (formerly parcels 5 and 6) and parcels 3 and 7 and 8). Subject to the approval from the Macao government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities, and other amenities. The Company had commenced construction or pre-construction activities on these developments and plans to operate the related gaming areas under the Company’s Macao gaming subconcession. In addition, the Company is completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government. The Company currently intends to develop its other Cotai Strip properties as follows:
•
Sands Cotai Central — The Company is staging the construction of its Sands Cotai Central integrated resort. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. Phase I, which is currently expected to open in April 2012, consists of a hotel tower on parcel 5 to be managed by Hilton Worldwide, which will include 600 five-star rooms and suites under the Conrad brand, and InterContinental Hotels Group, which will include 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand, a variety of retail offerings, more than 300,000 square feet of meeting space, several food and beverage establishments, along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,000 rooms and suites under the Sheraton Towers brand. The total cost to complete phases I and II is expected to be approximately $1.6 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2011, the Company has capitalized costs of $3.06 billion for the entire project, including the land premium (net of amortization) and $213.7 million in outstanding construction payables. The Company’s management agreement with Starwood imposed certain construction deadlines and opening obligations on the Company and certain past and/or anticipated delays, as described above, would have allowed Starwood to terminate its agreement. In November 2011, the Company amended its management agreement with Starwood to, among other things, provide for new construction and opening obligations and deadlines. See “ Note 14 — Commitments and Contingencies — Other Ventures and Commitments.”

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•
Parcel 3 — Once completed, the integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. The Company had commenced pre-construction activities and has capitalized costs of $96.0 million, including the land premium (net of amortization), as of December 31, 2011. The Company intends to commence construction after Sands Cotai Central is complete and necessary government approvals are obtained.

•
Parcels 7 and 8 — Consistent with its original plans, the Company had commenced pre-construction activities and has capitalized construction costs of $101.1 million as of December 31, 2011. The Company intended to commence construction after Sands Cotai Central and the integrated resort on parcel 3 were completed, necessary government approvals obtained (including the land concession, see below), future demand warrants it and additional financing is obtained. If the Company is successful in winning its judicial appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), and are able to proceed with this portion of the development as planned, the related integrated resort is expected to be similar in size and scope to Sands Cotai Central.

The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments on parcels 3 and 7 and 8 is currently not determinable with certainty. As of December 31, 2011, the Company has capitalized an aggregate of $7.49 billion in construction costs and land premiums (net of amortization) for its Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under the Company’s new $3.7 billion Macao credit facility entered into in September 2011 (the “2011 VML Credit Facility,” see “— Note 9 — Long-Term Debt — Macao Related Debt — 2011 VML Credit Facility”), the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain the additional financing required or on terms suitable to the Company.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions. In December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should the Company win its judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of December 31, 2011, related to its development on parcels 7 and 8.
Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macao government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. The Company intends to apply for an extension from the Macao government to complete its parcel 3 development as it will be unable to meet the April 2013 deadline. Should the Company determine that it is unable to complete Sands Cotai Central by May 2014, the Company also intends to apply for an extension from the Macao government. No assurances can be given that additional extensions will be granted. If the Company is unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, it could lose its land concessions for parcel 3 or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $96.0 million and $3.06 billion in capitalized construction costs and land premiums (net of amortization), as of December 31, 2011, related to its development on parcel 3 or Sands Cotai Central, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of December 31, 2011, the Company has capitalized construction costs of $178.3 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.
Other
The Company continues to aggressively pursue a variety of new development opportunities around the world.
Development Financing Strategy
Through December 31, 2011, the Company has funded its development projects primarily through borrowings under its U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 6.0x for the quarterly period ended December 31, 2011, decreases to 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2011, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.5x for the quarterly period ended December 31, 2011, decreases to 5.25x for the quarterly period ended March 31, 2012, and then decreases by 0.25x every other quarter until September 30, 2014, when it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity. The Company’s 2011 VML Credit Facility, entered into in September 2011, will also require the Company’s Macao operations to comply with similar financial covenants commencing with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio will be 4.5x for the quarterly periods ended March 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings, which, if the respective lenders chose to accelerate the indebtedness outstanding under these agreements, would result in a default under the Company’s senior notes. Certain defaults under the 2011 VML Credit Facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.
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
The Company held unrestricted and restricted cash and cash equivalents of approximately $3.90 billion and $7.1 million, respectively, as of December 31, 2011. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development projects currently under construction and maintain compliance with the financial covenants of its U.S., Macao and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In November 2011, the Company completed its $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as to continue to fund the development, construction and completion of certain components of Sands Cotai Central. See “— Note 9 — Long-Term Debt — Macao Related Debt — 2011 VML Credit Facility” for further disclosure.

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
As of December 31, 2011 and 2010, the Company’s joint ventures had total assets of $108.4 million and $95.3 million, respectively, and total liabilities of $104.3 million and $78.4 million, respectively.
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
Accounts Receivable and Credit Risk
Accounts receivable are comprised of casino, hotel and other receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to its junkets in Macao, which receivable can be offset against commissions payable to the respective junkets. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in foreign countries could affect the collectability of receivables from customers and junkets residing in these countries.
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
With the Company’s continued suspension of certain of its development projects, the Company tested certain of its assets for impairment and determined that no assets were impaired during the year ended December 31, 2011. During the year ended December 31, 2010, the Company recognized an impairment loss of $16.1 million related to equipment in Macao that was disposed of. During the year ended December 31, 2009, the Company recognized an impairment loss of $169.5 million, of which $94.0 million related to The Shoppes at The Palazzo, $57.2 million related to the indefinite suspension of a planned expansion of the Sands Expo Center and $15.0 million related to real estate previously utilized in connection with marketing activities in Asia.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2011, 2010 and 2009, the Company capitalized interest expense of $127.1 million, $106.1 million and $65.4 million, respectively.
During the years ended December 31, 2011, 2010 and 2009, the Company capitalized approximately $19.8 million, $45.1 million and $44.7 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property and equipment.
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
As of December 31, 2011, the Company had a $50.0 million asset related to its Sands Bethlehem gaming license and a $16.5 million asset related to its Sands Bethlehem table games certificate, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. The fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property EBITDA (as defined in “— Note 18 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the gaming license. No impairment charge related to these assets was recorded for the years ended December 31, 2011, 2010 and 2009.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition and Promotional Allowances
Casino revenue is the aggregate of gaming wins and losses. The commissions rebated directly or indirectly through junkets to customers, cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gross casino revenue. Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer. Mall revenue is primarily generated from base rents and overage rents received through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the thresholds are met. Convention revenues are recognized when the related service is rendered or the event is held.
In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Rooms	$182,831	$230,594	$208,389
Food and beverage	169,576	141,925	96,424
Convention, retail and other	99,182	92,236	61,526

	$451,589	$464,755	$366,339

The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Rooms	$38,038	$55,433	$54,512
Food and beverage	119,238	91,215	66,344
Convention, retail and other	75,600	74,160	50,264

	$232,876	$220,808	$171,120

Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $2.72 billion, $2.19 billion and $1.51 billion for the years ended December 31, 2011, 2010 and 2009, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $51.2 million, $54.3 million and $56.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income (loss) are reported in the accompanying consolidated statements of equity and comprehensive income (loss), and the balance of accumulated other comprehensive income consisted solely of foreign currency translation adjustments.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	728,343,428	667,463,535	656,836,950
Potential dilution from stock options, warrants and restricted stock and stock units	83,473,259	124,297,089	—

Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	811,816,687	791,760,624	656,836,950

Antidilutive stock options, warrants and restricted stock and stock units excluded from the calculation of diluted earnings (loss) per share	5,493,706	9,848,266	170,731,981

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
Income Taxes
The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which it operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not” that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring, and tax planning strategies.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassification
Certain amounts in the consolidated statements of operations for the years ended December 31, 2010 and 2009, have been reclassified to be consistent with the current year presentation. Mall revenue and mall operating expenses, previously included in convention, retail and other, are now stated separately in the consolidated statements of operations. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.
Note 3 — Restricted Cash and Cash Equivalents
As required by the Company’s VOL credit facility entered into in May 2010 (see “— Note 9 — Long-Term Debt — Macao Related Debt — VOL Credit Facility”), certain loan proceeds that were available under this facility and certain future cash flows generated by certain of the Company’s Macao operations were deposited into restricted accounts, invested in cash or cash equivalents, and pledged to the collateral agent as security in favor of the lenders under the VOL credit facility. This restricted cash amount was being used to fund ongoing construction of Sands Cotai Central in accordance with terms specified in the VOL credit facility, as well as to fund interest and principal payments that were due under the VOL credit facility. Due to the Macao debt refinancing transaction, as further described in “— Note 9 — Long-Term Debt — Macao Related Debt — VML and VOL Credit Facilities Refinancing”, the amounts outstanding under the VOL Credit Facility were fully repaid on November 15, 2011. As a result, there was no restricted cash held by the Company related to the VOL Credit Facility as of December 31, 2011. As of December 31, 2010, the restricted cash balance was $775.7 million.
Restricted cash also includes $7.1 million and $34.2 million as of December 31, 2011 and 2010, respectively, related to other items. Restricted cash balances classified as current are primarily equivalent to the related construction payables that are also classified as current.
Note 4 — Accounts Receivable, Net
Accounts receivable consists of the following (in thousands):

	December 31,
	2011	2010
Casino	$1,381,155	$715,212
Rooms	95,937	85,610
Mall	94,494	54,053
Other	40,297	43,900

	1,611,883	898,775
Less — allowance for doubtful accounts	(275,066)	(181,856)

	$1,336,817	$716,919

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Land and improvements	$436,768	$410,758
Building and improvements	11,456,407	10,881,936
Furniture, fixtures, equipment and leasehold improvements	2,147,326	1,990,721
Transportation	405,156	402,904
Construction in progress	3,677,479	3,147,750

	18,123,136	16,834,069
Less — accumulated depreciation and amortization	(3,092,157)	(2,331,872)

	$15,030,979	$14,502,197

Construction in progress consists of the following (in thousands):

	December 31,
	2011	2010
Sands Cotai Central	$2,902,743	$2,005,386
Four Seasons Macao (principally the Four Seasons Apartments)	404,650	379,161
Sands Bethlehem	12,485	101,960
Marina Bay Sands	7,983	337,835
Other	349,618	323,408

	$3,677,479	$3,147,750

The $349.6 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and costs incurred at the Cotai Strip parcels 3 and 7 and 8.
The final purchase price for The Shoppes at The Palazzo was to be determined in accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Amended Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments (see “— Note 13 — Mall Sales — The Shoppes at The Palazzo”). The Company and GGP had entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties continued to work on various matters related to the calculation of NOI. On June 24, 2011, the Company reached a settlement with GGP regarding the Final Purchase Price. Under the terms of the settlement, the Company retained the $295.4 million of proceeds previously received and participates in certain future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $264.1 million (net of $47.2 million of accumulated depreciation) as of December 31, 2011, will continue to be recorded on the Company’s consolidated balance sheet and will continue to be depreciated in the Company’s consolidated income statement.
The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its mall operations was $807.3 million and $112.2 million, respectively, as of December 31, 2011. The cost and accumulated depreciation of property and equipment that the Company is leasing to tenants as part of its mall operations was $678.4 million and $76.6 million, respectively, as of December 31, 2010.
The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is $29.5 million and $6.0 million, respectively, as of December 31, 2011. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $29.8 million and $3.5 million, respectively, as of December 31, 2010.
The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company had commenced pre-construction activities on parcels 7 and 8, and has capitalized construction costs of $101.1 million as of December 31, 2011. During December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should the Company win its judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. Based upon these developments, the Company performed an impairment analysis to determine the recoverability of its investment on parcels 7 and 8, on an undiscounted cash flow basis. The Company’s analysis considered the various potential outcomes of the appeal process, which included ultimate denial of the land concession with varying levels of compensation, as well as the ultimate granting of the concession and related construction of the resort, through a probability weighted approach. In order to obtain the land concession and construct the resort, the Company would need to win its appeal and avoid any future denial of the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of December 31, 2011, related to its development on parcels 7 and 8.
Subsequent to December 31, 2011, the Company began negotiating the termination of its ZAIA show at The Venetian Macao and reached an agreement with the producers of ZAIA to close the show in February 2012. The Company expects to record a one-time charge of approximately $45 million during the first quarter of 2012 related to the closure of the show.
Note 6 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following (in thousands):

	December 31,
	2011	2010
Marina Bay Sands	$1,056,942	$1,066,241
The Venetian Macao	172,759	170,702
Sands Cotai Central	148,393	107,402
Four Seasons Macao	86,123	85,334
Parcel 3	73,524	73,162
Sands Macao	27,272	27,221

	1,565,013	1,530,062
Less — accumulated amortization	(174,545)	(131,222)

	$1,390,468	$1,398,840

The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $43.4 million, $41.3 million and $27.0 million was included in rental expense for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future rental expense is approximately $37.4 million for each of the next five years and $1.46 billion thereafter at exchange rates in effect on December 31, 2011.
As part of the development agreement entered into by the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), with the Singapore Tourism Board (the “STB”) for the Marina Bay Sands (the “Development Agreement”), the Company was required to build a structure to house a water cooling facility that will be operated by a third party and will provide water to Marina Bay Sands and other buildings around the resort. During the year ended December 31, 2010, this structure was turned over to the third party operator in order to commence operations. As the Company does not operate the facility and does not receive substantially all of the output, the Company has reclassified the $107.9 million cost of the asset from property and equipment to leasehold interests in land as an additional cost of the use of the land.
During the year ended December 31, 2011, the Company made payments of 321.9 million patacas (approximately $40.2 million at exchange rates in effect on December 31, 2011) as partial payments of the land premium for Sands Cotai Central (parcels 5 and 6). The remaining land premium payments for Sands Cotai Central will be paid through the remaining four semi-annual installments in the amount of 184.3 million patacas each (approximately $23.0 million at exchange rates in effect on December 31, 2011), bearing interest at 5% per annum.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the land premium payments for the Macao leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2011, the Company was obligated under its land concessions to make future premium and rental payments as follows (in thousands):

2012	$49,524
2013	49,712
2014	4,759
2015	5,275
2016	5,275
Thereafter	86,392

$200,937

Note 7 — Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	December 31,
	2011	2010
Gaming licenses and certificate	$95,349	$95,568
Less — accumulated amortization	(16,161)	(6,594)

	79,188	88,974

Trademarks and other	1,121	1,022
Less — accumulated amortization	(241)	(191)

	880	831

Total intangible assets, net	$80,068	$89,805

In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2010, the Company was issued a gaming license from the Singapore Casino Regulatory Authority (the “CRA”) for its gaming operations at Marina Bay Sands, which was acquired for 37.5 million Singapore dollars (“SGD,” approximately $28.8 million at exchange rates in effect on December 31, 2011). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA.
Amortization expense was $10.0 million, $6.3 million and $46,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization expense is approximately $9.7 million and $3.1 million for each of the next two years and $27,000 thereafter.
Note 8 — Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Outstanding gaming chips and tokens	$380,907	$387,776
Taxes and licenses	358,819	270,838
Customer deposits	254,671	184,924
Payroll and related	230,013	154,961
Other accruals	214,700	161,735

	$1,439,110	$1,160,234

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,135,504	$2,157,199
Senior Secured Credit Facility — Delayed Draws I and II	713,089	720,332
6.375% Senior Notes (net of original issue discount of $547 and $720, respectively)	189,165	188,992
Airplane Financings	74,734	78,422
HVAC Equipment Lease	21,337	23,006
Other	2,958	3,868
Macao Related:
2011 VML Credit Facility	3,206,010	—
VML Credit Facility — Term B	—	1,483,789
VML Credit Facility — Term B Delayed	—	577,029
VOL Credit Facility — Term	—	749,930
Ferry Financing	140,268	175,011
Other	306	640
Singapore Related:
Singapore Credit Facility	3,548,162	3,980,435
Other	1,444	2,170

	10,032,977	10,140,823
Less — current maturities	(455,846)	(767,068)

Total long-term debt	$9,577,131	$9,373,755

Corporate and U.S. Related Debt
Senior Secured Credit Facility
In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which consists of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term B loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term B loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million may be drawn on a swingline basis (the “Revolving Facility”). In August 2010, the Senior Secured Credit Facility was amended to, among other things, modify certain financial covenants, including increasing the maximum leverage ratio for the quarterly periods through June 30, 2012 (see “— Note 1 — Organization and Business of Company — Development Financing Strategy”). As of December 31, 2011, the Company had fully drawn the Delayed Draw I and II Facilities and had $520.6 million of available borrowing capacity under the Revolving Facility, net of outstanding letters of credit and undrawn amounts committed to be funded by Lehman Brothers Commercial Paper Inc.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The non-extended portions of the Term B and Delayed Draw I Facilities mature on May 23, 2014. The Term B Facility is subject to quarterly amortization payments of $1.9 million, which began on September 30, 2010, followed by a balloon payment of $723.1 million due on May 23, 2014. The Delayed Draw I Facility is subject to quarterly amortization payments of $0.4 million, which began on September 30, 2010, followed by a balloon payment of $148.3 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is subject to quarterly amortization payments of $0.2 million, which began on September 30, 2010, followed by a balloon payment of $75.0 million due on May 23, 2013. The Revolving Facility was terminated by the Company in December 2011 and as a result, the Company recorded a $0.5 million loss on early retirement.
Prior to the extension, the Term B, Delayed Draw I and Delayed Draw II Facilities were subject to quarterly amortization payments of $7.5 million, which began September 30, 2007, $1.5 million, which began September 30, 2008, and $1.0 million, which began March 31, 2009, respectively. During the year ended December 31, 2010, the Company paid down $775.9 million under the Revolving Facility, in addition to the pay down of $1.0 billion of the Extended Term Loans as described above.
The Senior Secured Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facility and the guarantees of the Guarantors are collateralized by a first-priority security interest in substantially all of Las Vegas Sands, LLC (“LVSLLC”) and the Guarantors’ assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.
Borrowings under the Senior Secured Credit Facility, as amended, bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively, and 1.25% per annum and 1.75% per annum for the Extended Revolving Facility and the Extended Term Loans, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively (the term loans were set at 1.9% as of December 31, 2011), and 2.25% per annum and 2.75% per annum for the Extended Revolving Facility and Extended Term Loans, respectively (the Extended Term loans were set at 2.9% as of December 31, 2011). These spreads will be reduced if the Company’s “corporate rating” (as defined in the Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group (“S&P”), subject to certain additional conditions. The spread for the Revolving Facility will be further reduced if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the Senior Secured Credit Facility was 2.6% and 2.3% during the years ended December 31, 2011 and 2010, respectively.
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
The Senior Secured Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The Senior Secured Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, minimum ratios of Adjusted EBITDA to interest expense and maximum ratios of net debt outstanding to Adjusted EBITDA. The Senior Secured Credit Facility also contains conditions and events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion. As of December 31, 2011, approximately $7.24 billion of net assets of LVSLLC were restricted from being distributed under the terms of the Senior Secured Credit Facility.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2011, no Senior Notes were repurchased. During the year ended December 31, 2010, the Company repurchased $60.3 million of the outstanding principal of the Senior Notes and recorded a $3.4 million gain on early retirement of debt in connection with the repurchase.
Subsequent to December 31, 2011, the Company submitted its redemption notice for the Senior Notes in order to redeem the $189.7 million outstanding balance for $191.7 million and expects to record a $2.9 million loss on extinguishment of debt.
FF&E Facility
In December 2006, certain of the Company’s subsidiaries, including LVSLLC and VCR, entered into a credit facility agreement with a group of lenders and General Electric Capital Corporation as administrative agent to provide up to $142.9 million to finance or refinance the acquisition of certain furniture, fixtures and equipment (“FF&E”) located in The Venetian Las Vegas and The Palazzo. The facility consisted of a $7.9 million funded term loan which proceeds refinanced a prior FF&E loan and a $135.0 million delayed draw term loan. In August 2007, the parties to this facility entered into an amended and restated FF&E credit and guarantee agreement (the “FF&E Facility”) which, among other things, increased the overall size of the delayed draw term loan facility to $167.0 million, repaid the funded term loan under the previous facility and conformed the affirmative and negative covenants and events of default to those set forth in the Senior Secured Credit Facility.
The FF&E Facility was collateralized by the FF&E financed and/or refinanced with the proceeds of the FF&E Facility, and was guaranteed by the Guarantors under the Senior Secured Credit Facility.
On July 1, 2008, the Company was required to begin making quarterly installment principal payments of $8.4 million, which was the amount equal to 5.0% of the aggregate principal amount of the delayed draw term loan outstanding on July 1, 2008, with the remainder due in four equal quarterly installments ending on the maturity date. Borrowings under the FF&E Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at a base rate, plus an applicable margin. The initial applicable margin was 1.0% per annum for loans accruing interest at the base rate, and 2.0% per annum for loans accruing interest at the adjusted Eurodollar rate. The applicable margins were to be reduced by 0.25% per annum under certain circumstances similar to those set forth in the Senior Secured Credit Facility. The Company also paid a commitment fee of 0.50% per annum on the undrawn amount of the term delayed draw loan. The weighted average interest rate on the FF&E Facility was 2.1% during the year ended December 31, 2010.
In August 2010, the Company repaid the $91.8 million outstanding balance under the FF&E Credit Facility and incurred a $0.5 million loss on early retirement of debt during the year ended December 31, 2010.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 2.1% as of December 31, 2011). The amortizing notes, totaling $28.8 million, are subject to quarterly amortization payments of $0.7 million, which began June 1, 2007. The balloon notes, totaling $43.2 million, mature on March 1, 2017, and have no interim amortization payments. The weighted average interest rate on the notes was 1.9% during the years ended December 31, 2011 and 2010.
In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 1.8% as of December 31, 2011). The $8.1 million amortizing note is subject to quarterly amortization payments of $0.2 million, which began June 30, 2007. The $12.2 million balloon note matures on March 31, 2017, and has no interim amortization payments. The weighted average interest rate on the notes was 1.6% during the years ended December 31, 2011 and 2010.

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
Macao Related Debt
VML and VOL Credit Facilities Refinancing
The Company entered into the VML and VOL credit facilities (as further described below) to construct and develop its Cotai Strip integrated resort projects (including The Venetian Macao, Four Seasons Macao and Sands Cotai Central). In order to reduce the Company’s interest expense, extend the debt maturities and enhance the Company’s financial flexibility and further strengthen its financial position, the Company entered into a new credit facility in Macao in September 2011, as further described below. Borrowings under the new facility were used to repay outstanding indebtedness under the VML and VOL credit facilities and will be used for working capital requirements and general corporate purposes, including for the development, construction and completion of certain components of Sands Cotai Central. The Company recorded a charge of $22.1 million for loss on modification or early retirement of debt during the year ended December 31, 2011, as part of refinancing the VML and VOL credit facilities.
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
On August 12, 2009, the VML Credit Facility was amended to, among other things, allow for the SCL Offering and modify certain financial covenants and definitions, including increasing the maximum leverage ratio for the quarterly periods through the end of 2010 (see “— Note 1 — Organization and Business of Company — Development Financing Strategy”). As part of the amendment, the credit spread increased by 325 basis points with borrowings bearing interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the local term loan, adjusted Hong Kong Inter-Bank Offered Rate (“HIBOR”)) or at an alternate base rate, plus a spread of 5.5% per annum or 4.5% per annum, respectively. In November 2009, in connection with the SCL Offering, the Company was required to repay and permanently reduce $500.0 million of term loan and revolving borrowings, on a pro rata basis, under the VML Credit Facility. In conjunction with the $500.0 million repayment, the credit spread was reduced by 100 basis points. As a result of this repayment and the August amendment, the Company recorded a charge of $6.1 million during the year ended December 31, 2009, for loss on modification or early retirement of debt. Credit spreads under the VML Local Term Facility and the VML Revolving Facility were subject to downward adjustments if certain consolidated leverage ratios were achieved.
The VML Revolving Facility and the VML Local Term Facility were to mature on May 25, 2011. The VML Term B Delayed Draw Facility and the VML Term B Facility were to mature on May 25, 2012 and 2013, respectively. The VML Term B Delayed Draw and the VML Term B Facility were subject to nominal quarterly amortization payments of $1.8 million and $4.5 million, respectively, for the first five and six years, respectively, which commenced in June 2009, with the remainder of the loans payable in four equal quarterly installments in the last year immediately preceding their maturity dates. The VML Local Term Facility was subject to quarterly amortization payments of $6.3 million, which commenced in June 2009 and was paid down during the year ended December 31, 2010. The VML Revolving Facility had no interim amortization payments; however, during the year ended December 31, 2010, the Company paid down $479.6 million under this facility.
The Borrower also paid a standby commitment fee of 0.5% per annum on the undrawn amounts under the VML Revolving Facility. For the year ended December 31, 2010, the weighted average interest rate for the VML Local Term Facility was 4.8%. For the years ended December 31, 2011 and 2010, the weighted average interest rates for the remainder of the VML Credit Facility were 4.8% and 4.9%, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
To meet the requirements of the VML Credit Facility, the Company entered into four interest rate cap agreements in September 2006, May 2007, October 2007 and September 2008 with notional amounts of $1.0 billion, $325.0 million, $165.0 million and $160.0 million, respectively, all of which expired on September 21, 2009. The provisions of the interest rate cap agreements entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate of 6.75%. The Company entered into an additional interest rate cap agreement in September 2009 with a notional amount of $1.59 billion, which expires in September 2012. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 9.5%. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2011, 2010 and 2009.
VOL Credit Facility
On May 17, 2010, a subsidiary of the Company, Venetian Orient Limited (“VOL,” owner and developer of Sands Cotai Central), entered into a credit agreement (the “VOL Credit Facility”) providing for up to $1.75 billion (or equivalent in Hong Kong dollars or Macao patacas), which consisted of a $750.0 million term loan (the “VOL Term Facility”) that was fully drawn on July 16, 2010, a $750.0 million delayed draw term loan available for 18 months after closing (the “VOL Delayed Draw Facility”) and a $250.0 million revolving facility (the “VOL Revolving Facility”).
The VOL Credit Facility was to mature on June 16, 2015, with VOL required to repay or prepay the VOL Credit Facility under certain circumstances. Commencing on March 31, 2013, and at the end of each subsequent quarter in 2013, VOL would have been required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis in an amount equal to 5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. Commencing on March 31, 2014, and at the end of each subsequent quarter in 2014, VOL would have been required to repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis in an amount equal to 7.5% of the aggregate principal amount of term loans outstanding as of November 17, 2011. In addition, commencing with December 31, 2013, and the end of each fiscal year thereafter, VOL would have been required to further repay the outstanding VOL Term and Delayed Draw Facilities on a pro rata basis with 50%, subject to downward adjustments if certain conditions were met, of its excess free cash flow (as defined by the VOL Credit Facility).
Borrowings under the VOL Credit Facility bore interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 4.5% per annum. VOL paid standby fees of 2.0% per annum on the undrawn amounts under the VOL Term and Delayed Draw Facilities and 1.5% per annum on the undrawn amounts under the VOL Revolving Facility. The weighted average interest rate on the VOL Credit Facility was 4.8% during the years ended December 31, 2011 and 2010, respectively.
To meet the requirements of the VOL Credit Facility, the Company entered into three interest rate cap agreements in September 2010 with a combined notional amount of $375.0 million, which expire in September 2013. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 3.5%. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2011 and 2010, respectively.
2011 VML Credit Facility
On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC, the Borrower, and VML, as guarantor, entered into a credit agreement (the “2011 VML Credit Facility”), providing for up to $3.7 billion (or equivalent in Hong Kong dollars or Macao patacas), which consists of a $3.2 billion term loan (the “2011 VML Term Facility”) that was fully drawn on November 15, 2011, and a $500.0 million revolving facility (the “2011 VML Revolving Facility”), none of which was drawn as of December 31, 2011, that is available until October 15, 2016.
The indebtedness under the 2011 VML Credit Facility is guaranteed by VML, Venetian Cotai Limited, VOL and certain of the Company’s other foreign subsidiaries (collectively, the “2011 VML Guarantors”). The obligations under the 2011 VML Credit Facility are collateralized by a first-priority security interest in substantially all of the Borrower’s and the 2011 VML Guarantors’ assets, other than (1) capital stock and similar ownership interests, (2) certain furniture, fixtures, fittings and equipment and (3) certain other excluded assets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 2011 VML Credit Facility will mature on November 15, 2016. Commencing on December 31, 2014, and at the end of each subsequent quarter through September 30, 2015, the Borrower is required to repay the outstanding 2011 VML Term Facility on a pro rata basis in an amount equal to 6.25% of the aggregate principal amount outstanding as of November 15, 2011. Commencing on December 31, 2015, and at the end of each subsequent quarter through June 30, 2016, the Borrower is required to repay the outstanding 2011 VML Term Facility on a pro rata basis in an amount equal to 10.0% of the aggregate principal amount outstanding as of November 15, 2011. The remaining balance on the 2011 VML Term Facility and any balance on the 2011 VML Revolving Facility are due on the maturity date. In addition, the Borrower is required to further repay the outstanding 2011 VML Term Facility with a portion of its excess free cash flow (as defined by the 2011 VML Credit Facility) after the end of each year, unless the Borrower is in compliance with a specified consolidated leverage ratio (the “CLR”).
Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or Hong Kong Interbank Offer Rate (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 2.25% until May 13, 2012 (the first 180 days after November 15, 2011, set at 2.6% for the U.S. dollar denominated loans and 2.5% for the Hong Kong dollar and Macao pataca denominated loans as of December 31, 2011). Beginning May 14, 2012, the spread for all outstanding loans is subject to reduction based on the CLR. The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the 2011 VML Revolving Facility (which commenced September 30, 2011) and the 2011 VML Term Facility (which commenced October 31, 2011). The weighted average interest rate on the 2011 VML Credit Facility was 2.6% during the period ended December 31, 2011.
The 2011 VML Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions, certain capital expenditures and use of proceeds from the facility. The 2011 VML Credit Facility also requires the Borrower and VML to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to net interest expense. The 2011 VML Credit Facility also contains events of default customary for such financings.
Ferry Financing
In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $155.6 million at exchange rates in effect on December 31, 2011) secured credit facility, which was available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the progress payments made on the ferries and to finance the completion of the remaining ferries. The facility is collateralized by the ferries and is guaranteed by VML.
In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.3 million at exchange rates in effect on December 31, 2011). The proceeds from this supplemental facility were used to reimburse the Company for cash spent to date on the progress payments made on four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility is collateralized by the additional ferries and is guaranteed by VML.
On August 20, 2009, the ferry financing facility was amended to, among other things, allow for the SCL Offering and remove the requirement to comply with all financial covenants. The facility, as amended, now matures in December 2015 and is subject to 26 quarterly payments of HKD 68.1 million (approximately $8.8 million at exchange rates in effect on December 31, 2011), which commenced in October 2009.
As part of the amendment, the credit spread increased by 50 basis points to 2.5% per annum for borrowings made in Hong Kong Dollars and accruing interest at HIBOR (set at 2.8% as of December 31, 2011) or 2.5% per annum for borrowings made in U.S. Dollars and accruing interest at LIBOR. All borrowings under the facility, which was fully drawn as of December 31, 2011, were made in Hong Kong dollars. The weighted average interest rate for the facility was 2.7% and 2.8% for the years ended December 31, 2011 and 2010, respectively.

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
Singapore Related Debt
Singapore Credit Facility
In December 2007, MBS signed a credit facility agreement (the “Singapore Credit Facility”) providing for a SGD 2.0 billion (approximately $1.54 billion at exchange rates in effect on December 31, 2011) term loan (“Singapore Credit Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $2.12 billion at exchange rates in effect on December 31, 2011) term loan (“Singapore Credit Facility B”) that was available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $148.2 million at exchange rates in effect on December 31, 2011) banker’s guarantee facility (“Singapore Credit Facility C”) to provide the bankers guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $384.7 million at exchange rates in effect on December 31, 2011) revolving credit facility (“Singapore Credit Facility D”) that is available until February 28, 2015. As of December 31, 2011, the Company has SGD 103.0 million (approximately $79.3 million at exchange rates in effect on December 31, 2011) available for borrowing, net of outstanding banker’s guarantees. In January 2012, the banker’s guarantee was released by the STB and the Singapore Credit Facility C was immediately terminated.
The indebtedness under the Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.
The Singapore Credit Facility matures on March 31, 2015, with MBS required to repay or prepay the Singapore Credit Facility under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS is required to repay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $96.2 million at exchange rates in effect on December 31, 2011) per quarter. In addition, commencing with the quarter ending September 30, 2011, MBS is required to further prepay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Credit Facility). The initial excess free cash flow calculation was performed on September 30, 2011, with the payment made during the fourth quarter of 2011.
Borrowings under the Singapore Credit Facility bear interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 2.25% per annum (set at approximately 2.6% as of December 31, 2011). MBS pays a standby interest fee of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Credit Facility B and Facility D, respectively. MBS pays a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Credit Facility for the period during which any banker’s guarantees are outstanding. The weighted average interest rate for the Singapore Credit Facility was 2.5% and 2.6% during the years ended December 31, 2011 and 2010, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
To meet the requirements of the Singapore Credit Facility, the Company entered into nine interest rate cap agreements in 2008, with a combined notional amount of $1.41 billion, all of which have three-year terms and expire between June and December 2011. The maturity date of one of the interest rate cap agreements, with a notional amount of $50.0 million, was extended until August 2013. During 2009, the Company entered into 14 additional interest rate cap agreements, with a combined notional amount of $850.0 million, all of which have three-year terms and expire between March and December 2012. During 2010, the Company entered into seven additional interest rate cap agreements, with a combined notional amount of $365.0 million, all of which have three-year terms and expire between January and June 2013. During 2011, the Company entered into 12 additional interest rate cap agreements, with a combined notional amount of $1.15 billion, all of which have three-year terms and expire between May and August 2014. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 3.5% to 4.5%) as stated in such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2011, 2010 and 2009.
The Singapore Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, annual capital expenditures other than project costs, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The Singapore Credit Facility also requires MBS to comply with financial covenants, which commenced with the quarter ended September 30, 2011, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense, minimum Adjusted EBITDA requirements and positive net worth requirement. The Singapore Credit Facility also contains events of default customary for such financings.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Proceeds from 2011 VML Credit Facility	$3,201,535	$—	$—
Proceeds from VOL Credit Facility	—	749,305	—
Proceeds from Singapore Credit Facility	—	647,988	1,221,644
Proceeds from Exchangeable Bonds	—	—	600,000
Proceeds from Ferry Financing	—	—	9,884

	$3,201,535	$1,397,293	$1,831,528

Repayments on VML Credit Facility	$(2,060,819)	$(572,337)	$(662,552)
Repayments on VOL Credit Facility	(749,660)	—	—
Repayments on Singapore Credit Facility	(418,564)	—	(17,762)
Repayments on Senior Secured Credit Facility	(28,937)	(1,810,329)	(40,000)
Repayments on Ferry Financing	(35,002)	(35,055)	(17,695)
Repayments on Airplane Financings	(3,688)	(3,687)	(3,687)
Repayments on HVAC Equipment Lease	(1,669)	(1,711)	(849)
Repayments on Other Long-Term Debt	(1,971)	(121,081)	(34,427)
Repurchase and cancellation of Senior Notes	—	(56,675)	—

	$(3,300,310)	$(2,600,875)	$(776,972)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt (excluding discounts) outstanding as of December 31, 2011, are summarized as follows (in thousands):

	Capital	Long-term
	Lease Obligations	Debt
2012	$4,180	$453,257
2013	3,786	527,648
2014	2,828	1,517,236
2015	2,659	3,758,974
2016	2,490	3,697,025
Thereafter	16,033	56,297

	31,976	10,010,437
Less — amount representing interest	(8,889)	—

Total	$23,087	$10,010,437

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2011 and 2010, was approximately $9.48 billion and $9.72 billion, respectively, compared to its carrying value of $10.01 billion and $10.12 billion, respectively. The estimated fair value of the Company’s long-term debt is based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
Note 10 — Equity
Preferred Stock and Warrants
In November 2008, the Company issued 10,446,300 shares of its 10% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) and warrants to purchase up to an aggregate of approximately 174,105,348 shares of common stock at an exercise price of $6.00 per share and an expiration date of November 16, 2013 (the “Warrants”). Units consisting of one share of Preferred Stock and one Warrant to purchase 16.6667 shares of common stock were sold for $100 per unit. As described further below, the outstanding Preferred Stock was redeemed in whole by the Company on November 15, 2011, at a redemption price of $110 per share. Holders of the Preferred Stock had no rights to exchange or convert such shares into any other securities.
Under Nevada law, the Company had the ability to declare or pay dividends on the Preferred Stock only to the extent by which the total assets exceeded the total liabilities and so long as the Company was able to pay its debts as they became due in the usual course of its business. When declared by the Company’s Board of Directors, holders of the Preferred Stock were entitled to receive cumulative cash dividends quarterly on each February 15, May 15, August 15 and November 15, which began on February 15, 2009.
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
During the year ended December 31, 2011, holders of preferred stock exercised 1,317,220 Warrants to purchase an aggregate of 21,953,704 shares of the Company’s common stock at $6.00 per share and tendered 1,192,100 shares of preferred stock and $12.5 million in cash as settlement of the Warrant exercise price. In conjunction with certain of these transactions, the Company paid $16.9 million in premiums to induce the exercise of Warrants with settlement through tendering preferred stock. During the year ended December 31, 2011, the Company also repurchased and retired 736,629 shares of preferred stock for $82.3 million. During the year ended December 31, 2010, holders of preferred stock exercised 2,730,209 Warrants to purchase an aggregate of 45,503,562 shares of the Company’s common stock at $6.00 per share and tendered 475,076 shares of preferred stock and $225.5 million in cash as settlement of the Warrant exercise price. In conjunction with certain of these transactions, the Company paid $6.6 million in premiums to induce the exercise of Warrants with settlement through tendering preferred stock. During the year ended December 31, 2009, holders of the preferred stock exercised 1,106,301 Warrants to purchase an aggregate of 18,438,384 shares of the Company’s common stock at $6.00 per share and tendered 1,106,301 shares of preferred stock as settlement of the Warrant exercise price.
Subsequent to December 31, 2011, 11,670 Warrants were exercised to purchase an aggregate of 194,499 shares of the Company’s common stock at $6.00 per share and $1.2 million in cash was tendered as settlement of the Warrant exercise price.
Preferred Stock Issued to Principal Stockholder’s Family
Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,250,000 shares to the Principal Stockholder’s family together with Warrants to purchase up to an aggregate of approximately 87,500,175 shares of its common stock and received gross proceeds of $525.0 million ($523.7 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $301.1 million and $223.9 million, respectively. The Preferred Stock amount had been recorded as mezzanine equity on the accompanying consolidated balance sheet as the Principal Stockholder and his family have a greater than 50% ownership of the Company (when considering the impact of unexercised Warrants and stock options) and therefore had the ability to require the Company to redeem their Preferred Stock beginning November 15, 2011.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As the Preferred Stock issued to the Principal Stockholder’s family was being accounted for as redeemable at the option of the holder, the balance was accreted to the redemption value of $577.5 million over three years. Due to the redemption of the Preferred Stock on November 15, 2011, there were no accumulated or undeclared dividends as of December 31, 2011. As of December 31, 2010, $6.9 million of accumulated but undeclared dividends was recorded.
A summary of the Company’s Preferred Stock issued its Principal Stockholder’s family for the years ended December 31, 2011, 2010 and 2009, is presented below (in thousands, except number of shares):

	Number
	of Shares	Amount
Balance as of January 1, 2009	5,250,000	$318,289
Accretion to redemption value	—	92,545
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2009	5,250,000	410,834
Accretion to redemption value	—	92,545
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2010	5,250,000	503,379
Accretion to redemption value	—	80,975
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Redemption of preferred stock	(5,250,000)	(577,500)

Balance as of December 31, 2011	—	$—

The Principal Stockholder’s family has indicated their intent to exercise all of their outstanding Warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and will tender $525.0 million in cash as settlement of the Warrant exercise price in March 2012.
Redemption of Preferred Stock
In August 2011, the Company’s Board of Directors approved the redemption of all outstanding preferred stock and on November 15, 2011, the Company paid $763.0 million to redeem all of the preferred shares outstanding and recorded a redemption premium of $88.8 million during the year ended December 31, 2011.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
Preferred stock dividend activity is as follows (in thousands):

		Preferred Stock
		Dividends Paid to	Preferred Stock	Total Preferred
Board of Directors’		Principal	Dividends Paid to	Stock
Declaration Date	Payment Date	Stockholder’s Family	Public Holders	Dividends Paid
February 5, 2009	February 17, 2009	$13,125	$11,347	$24,472
April 30, 2009	May 15, 2009	13,125	10,400	23,525
July 31, 2009	August 17, 2009	13,125	10,225	23,350
October 30, 2009	November 16, 2009	13,125	10,225	23,350

				$94,697

February 5, 2010	February 16, 2010	$13,125	$10,225	$23,350
May 4, 2010	May 17, 2010	13,125	10,225	23,350
July 29, 2010	August 16, 2010	13,125	10,225	23,350
November 2, 2010	November 15, 2010	13,125	10,225	23,350

				$93,400

February 1, 2011	February 15, 2011	$13,125	$6,473	$19,598
May 5, 2011	May 16, 2011	13,125	6,094	19,219
August 4, 2011	August 15, 2011	13,125	6,015	19,140
November 4, 2011	November 15, 2011	13,125	4,215	17,340

				$75,297

As part of a regular cash dividend program, on January 31, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share to be paid on March 30, 2012, to shareholders of record on March 20, 2012.
Rollfoward of Shares of Common Stock and Preferred Stock Issued to Public
A summary of the outstanding shares of common stock and preferred stock issued to the public is as follows:

	Preferred	Common
	Stock	Stock
Balance as of January 1, 2009	5,196,300	641,839,018
Exercise of stock options	—	10,497
Issuance of restricted stock	—	65,513
Forfeiture of unvested restricted stock	—	(30,663)
Exercise of warrants	(1,106,301)	18,438,384

Balance as of December 31, 2009	4,089,999	660,322,749
Exercise of stock options	—	1,667,636
Issuance of restricted stock	—	15,765
Forfeiture of unvested restricted stock	—	(1,730)
Exercise of warrants	(475,076)	45,503,562

Balance as of December 31, 2010	3,614,923	707,507,982
Exercise of stock options	—	2,549,131
Issuance of restricted stock	—	1,250,381
Forfeiture of unvested restricted stock	—	(11,500)
Exercise of warrants	(1,192,100)	21,953,704
Repurchases and redemption of preferred stock	(2,422,823)	—

Balance as of December 31, 2011	—	733,249,698

Noncontrolling Interests
In November 2009, the Company completed the SCL Offering, wherein the Company’s subsidiary, SCL, listed its ordinary shares on The Main Board of the SEHK. SCL, through the offering, sold 1,270,000,000 of its ordinary shares to the public and received gross proceeds of $1.70 billion ($1.63 billion, net of transaction costs). Concurrent with the SCL Offering, the Company’s subsidiary and SCL’s direct parent, Venetian Venture Development Intermediate (II) (“VVDI (II)”), sold 600,000,000 of its ordinary shares of SCL to the public and received gross proceeds of $803.6 million ($760.4 million, net of transaction costs). In connection with the SCL Offering, the Company mandatorily and automatically exchanged the $600.0 million in Exchangeable Bonds for 497,865,084 ordinary shares of SCL and issued 22,185,115 ordinary shares of SCL to settle an obligation of the Company. Immediately following the completion of these transactions and as of December 31, 2011, the Company owned 70.3% of issued and outstanding ordinary shares of SCL.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2011, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $3.7 million, which is included in loss on disposal of assets during the year ended December 31, 2011. In addition, during the year ended December 31, 2011, the Company distributed $10.4 million to certain of its noncontrolling interests.
On January 31, 2012, the Board of Directors of SCL declared a dividend of HKD 0.58 per share (a total of approximately $601.0 million at exchange rates in effect on December 31, 2011, of which the Company will retain 70.3% of such amount) to SCL shareholders of record on February 20, 2012, which was paid on February 28, 2012.
Note 11 — Income Taxes
Consolidated income (loss) before taxes and noncontrolling interests for domestic and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Foreign	$2,149,538	$960,941	$55,037
Domestic	(54,715)	(105,036)	(427,664)

Total income (loss) before income taxes	$2,094,823	$855,905	$(372,627)

The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Foreign:
Current	$120,502	$5,280	$519
Deferred	91,706	68,456	(40)
Federal:
Current	232	(30,515)	(5,742)
Deferred	(779)	31,080	(476)
State:
Current	43	1	—
Deferred	—	—	1,855

Total income tax (benefit) expense	$211,704	$74,302	$(3,884)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(21.0)%	(24.4)%	1.1%
Tax exempt income of foreign subsidiary (Macao)	(7.6)%	(14.4)%	(21.8)%
U.S. foreign tax credits	(4.0)%	—	—
Repatriation of foreign earnings	2.4%	—	—
Change in valuation allowance	2.7%	10.5%	44.0%
Change in uncertain tax positions	0.1%	0.3%	3.8%
Non-deductible pre-opening expenses of foreign subsidiaries	—	—	5.5%
Other, net	2.5%	1.7%	1.4%

Effective tax rate	10.1%	8.7%	(1.0)%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. Had the Company not received the income tax exemption in Macao, consolidated net income (loss) attributable to Las Vegas Sands Corp. would have been reduced by $108.6 million, $81.0 million and $80.0 million, and diluted earnings per share would have been reduced by $0.13, $0.10 and $0.12 per share for the years ended December 31, 2011, 2010 and 2009, respectively. In February 2011, the Company entered into an agreement with the Macao government, effective through 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on December 31, 2011) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.
The primary tax affected components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$249,632	$403,229
U.S. foreign tax credit carryforwards	84,481	—
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	35,927	51,637
Allowance for doubtful accounts	21,284	34,533
Stock-based compensation	45,710	37,357
Pre-opening expenses	41,452	40,110
Accrued expenses	26,670	8,826
State deferred items	12,350	9,274
Other tax credit carryforwards	3,771	2,340
Other	8,746	4,905

	530,023	592,211
Less — valuation allowances	(325,239)	(331,275)

Total deferred tax assets	204,784	260,936

Deferred tax liabilities:
Property and equipment	(321,512)	(293,345)
Prepaid expenses	(3,909)	(4,022)
Other	(12,456)	(6,759)

Total deferred tax liabilities	(337,877)	(304,126)

Deferred tax liabilities, net	$(133,093)	$(43,190)

The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2011 and 2010, the Company has windfall tax benefits of $112.2 million and $39.7 million, respectively, included in its U.S. net operating loss carryforward, but not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated compensation costs have reduced income taxes payable.
The federal net operating loss carryforwards for the Company’s U.S. operations were $359.7 million and $509.1 million as of December 31, 2011 and 2010, respectively, which will begin to expire in 2028. The decrease in the U.S. federal net operating loss relates primarily to an intercompany dividend paid by a wholly owned foreign subsidiary, which resulted in U.S. taxable income during the year ended December 31, 2011. The Company’s state net operating loss carryforwards were $185.9 million and $133.0 million as of December 31, 2011 and 2010, respectively, which will begin to expire in 2024. The Company’s U.S. general business credits were $3.8 million and $2.3 million as of December 31, 2011 and 2010, respectively, which will begin to expire in 2024. The Company’s U.S. foreign tax credits were $84.5 million as of December 31, 2011, which will begin to expire in 2021. There was a valuation allowance of $145.7 million and $114.9 million as of December 31, 2011 and 2010, respectively, provided on the net U.S. deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition. Net operating loss carryforwards for the Company’s foreign subsidiaries were $1.38 billion and $1.87 billion as of December 31, 2011 and 2010, respectively, which begin to expire in 2012. There are valuation allowances of $179.5 million and $216.3 million, as of December 31, 2011 and 2010, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of undistributed earnings of its foreign subsidiaries attributable to periods before January 1, 2012, which demonstrates such earnings will be indefinitely reinvested in the applicable jurisdictions. As of January 1, 2012, the Company no longer considers the current portion of the tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. As of December 31, 2011 and 2010, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $5.62 billion and $3.82 billion, respectively. Should these earnings be distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35%, less U.S. foreign tax credits applicable to distributions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Balance at the beginning of the year	$35,769	$66,067	$32,271
Additions to tax positions related to prior years	4,450	324	24,184
Reductions to tax positions related to prior years	(35)	(6,287)	—
Additions to tax positions related to current year	3,736	2,311	9,612
Settlements	(417)	(26,646)	—
Lapse in statutes of limitations	(92)	—	—

Balance at the end of the year	$43,411	$35,769	$66,067

As of December 31, 2011, 2010 and 2009, unrecognized tax benefits of $8.9 million, $7.9 million and $17.2 million, respectively, were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2011, 2010 and 2009, unrecognized tax benefits of $34.5 million, $27.9 million and $48.9 million, respectively, were recorded in other long-term liabilities.
Included in the balance as of December 31, 2011, 2010 and 2009, are $33.9 million, $31.3 million and $29.0 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. In 2010, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) for tax years 2005 through 2008 of which the Company is appealing certain adjustments proposed by the IRS. During the year ended December 31, 2011, the IRS completed its field examination of the Company’s 2009 income tax return and issued an RAR proposing certain adjustments. The Company disagrees with several of the proposed adjustments and submitted a protest and a request for an appeals conference to the IRS. The Company is subject to examination for tax years after 2006 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2011, may decrease by a range of $0 to $24 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals in connection with the IRS audit of the Company’s 2005 through 2008 consolidated federal income tax returns.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2011 or 2010.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
		Quoted Market	Significant Other	Significant
	Total Carrying	Prices in Active	Observable Inputs	Unobservable Inputs
	Value	Markets (Level 1)	(Level 2)	(Level 3)
As of December 31, 2011
Cash equivalents(1)	$2,766,796	$2,766,796	$—	$—
Interest rate caps(2)	$1,195	$—	$1,195	$—
As of December 31, 2010
Cash equivalents(1)	$2,490,809	$2,490,809	$—	$—
Interest rate caps(2)	$1,617	$—	$1,617	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of December 31, 2011, the Company has 38 interest rate cap agreements with an aggregate fair value of approximately $1.2 million based on quoted market values from the institutions holding the agreements. As of December 31, 2010, the Company has 34 interest rate cap agreements with an aggregate fair value of approximately $1.6 million based on quoted market values from the institutions holding the agreements.

Note 13 — Mall Sales
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell The Grand Canal Shoppes and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. Under generally accepted accounting principles, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2011, 2010 and 2009, $1.2 million of this deferred item was amortized and is included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 14 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease the Blue Man Group theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. Under generally accepted accounting principles, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. During each of the years ended December 31, 2011, 2010 and 2009, $3.5 million of this deferred item was amortized as an offset to convention, retail and other expense.
As of December 31, 2011, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2012	$8,043
2013	8,043
2014	7,725
2015	7,497
2016	7,497
Thereafter	98,805

$137,610

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Shoppes at The Palazzo
The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. Pursuant to the Amended Agreement, the Company contracted to sell The Shoppes at The Palazzo to GGP. The Final Purchase Price for The Shoppes at The Palazzo was to be determined by taking The Shoppes at The Palazzo’s NOI, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the fixed rent and other fixed periodic payments due from all tenants in month 30 were actually due in each of months 19 through 30, provided that this 12-month period could have been delayed if certain conditions were satisfied) divided by a capitalization rate. The capitalization rate was 0.06 for every dollar of NOI up to $38.0 million and 0.08 for every dollar of NOI above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) were to be made based on projected NOI for the then upcoming 12 months. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price was to be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) based on the previously described formula. For all purchase price and purchase price adjustment calculations, NOI was to be calculated using the “accrual” method of accounting. The Company and GGP had entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties continued to work on various matters related to the calculation of NOI. On June 24, 2011, the Company reached a settlement with GGP regarding the Final Purchase Price. Under the terms of the settlement, the Company retained the $295.4 million of proceeds previously received and participates in certain future revenues earned by GGP. In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2011, the Company was obligated to make future payments of approximately $0.8 million annually for the five years ended December 31, 2016, and $1.4 million thereafter. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $267.0 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2011, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (“The Palazzo Master Lease”). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. Under generally accepted accounting principles, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $22.5 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term, while $4.1 million of the total proceeds from the mall sale transaction (which represented the portion of the proceeds in excess of the guaranteed purchase price that was allocated to The Palazzo Master Lease) has been recognized as contingent rent revenue and is included in convention, retail and other revenue during the year ended December 31, 2011.
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
On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date as of March 25, 2013, for the new trial. As such, the Company is unable at this time to determine the probability of the outcome or range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Supreme Court of Nevada regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the “FCPA”). The Company has also been advised by the Department of Justice that it is conducting a similar investigation. It is the Company’s belief that the subpoena may have emanated from allegations contained in the lawsuit filed by Steven C. Jacobs described above. The Company is cooperating with the investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
On March 31, 2011, SCL filed an announcement with the SEHK stating that SCL has been informed by the Securities and Futures Commission of Hong Kong (the “SFC”) that SCL is under investigation by the SFC in relation to alleged breaches of the provisions of the Hong Kong Securities and Futures Ordinance and has been requested to produce certain documents. On December 15, 2011, SCL received confirmation from the SFC that the investigation has been concluded and that no further action will be taken against SCL at this time.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. The discovery process has also begun. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the court in October 2011. It was extended for another 90 days in February 2012 and is set to expire in May 2012. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendents filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Macao Concession and Subconcession
On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement which was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including the Sands Macao, The Venetian Macao, the Plaza Casino at the Four Seasons Macao, and Sands Cotai Central, separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one year prior notice.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2011). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,495, $18,748 and $125, respectively, at exchange rates in effect on December 31, 2011), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2011). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2011, the Company was obligated under its subconcession to make minimum future payments of approximately $33.5 million in each of the next five years and approximately $184.3 million thereafter. These amounts are expected to increase substantially as the Company completes its other Cotai Strip properties.
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
Singapore Development Project
In August 2006, the Company entered into the Development Agreement, as amended by a supplementary agreement on December 11, 2009, with the STB, which requires the Company to construct and operate the Marina Bay Sands in accordance with the Company’s proposal for the integrated resort and in accordance with the agreement. The Development Agreement permitted Marina Bay Sands to open in stages and in accordance with an agreed upon schedule. There were no financial consequences to MBS if it failed to meet the agreed upon schedule, provided that the entire integrated resort opened by December 31, 2011. The Company met the schedule as confirmed by an audit conducted on behalf of the STB. Had the STB determined that the Company had not satisfied the requirements of the Development Agreement by December 31, 2011, the STB would have been entitled to draw on the SGD 192.6 million (approximately $148.2 million at exchange rates in effect on December 31, 2011) security deposit under the Singapore Credit Facility. As such requirements have been satisfied, the banker’s guarantee has been released in January 2012.
Operating Leases
The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year. As of December 31, 2011, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2012	$11,592
2013	8,174
2014	5,242
2015	4,098
2016	4,098
Thereafter	109,733

Total minimum payments	$142,937

Expenses incurred under operating lease agreements, including those which are short-term and variable-rate in nature, totaled $43.9 million, $38.1 million and $23.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Other Ventures and Commitments
The Company has entered into employment agreements with eight of its executive officers, with remaining terms of one to four years. As of December 31, 2011, the Company was obligated to make future payments of $9.5 million, $2.5 million, $1.6 million and $0.7 million during the years ended December 31, 2012, 2013, 2014 and 2015, respectively.
During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2011, the Company was obligated under these agreements to make future payments of approximately $0.6 million during each of the years ended December 31, 2012 and 2013, $0.4 million during each of the years ended December 31, 2014, 2015 and 2016, and $5.6 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company entered into agreements with Starwood to manage hotels, as well as a brand serviced luxury apart-hotel, as part of Sands Cotai Central in Macao. The management agreement imposed certain construction and opening obligations and deadlines on the Company, and certain past and/or anticipated delays would have allowed Starwood to terminate its agreement. The Company has recommenced construction activities at Sands Cotai Central. In November 2011, the Company amended its management agreement with Starwood to, among other things, provide for new construction and opening obligations and deadlines. The Company’s agreement with Starwood related to the Las Vegas Condo Tower has been terminated in connection with the suspension of the project and management is currently evaluating alternatives for branding the project. If the Company has to find new managers and brands in Macao or is unsuccessful in rebranding its Las Vegas Condo Tower, such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Malls
The Company leases mall space at several of its integrated resorts to various retailers. These leases are non-cancellable operating leases with lease periods that vary from 3 months to 15 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2011, the future minimum rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2011):

2012	$219,840
2013	200,250
2014	142,214
2015	103,332
2016	69,995
Thereafter	174,777

Total minimum future rentals	$910,408

The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $82.3 million, $37.8 million and $15.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the years ended December 31, 2011 and 2010.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2011, there were 7,423,285 shares available for grant under the 2004 Plan.
Stock option awards are granted with an exercise price equal to the fair market value (as defined in the 2004 Plan) of the Company’s stock on the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. For stock options granted during the years ended December 31, 2009 and 2010, expected volatilities are based on a combination of the Company’s historical volatility and the historical volatilities from a selection of companies from the Company’s peer group due to the Company’s lack of historical information. For stock options granted subsequent to December 31, 2010, expected volatilities are based on the Company’s historical volatility for a period equal to the expected life of the stock options. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2011, there were 779,551,642 shares available for grant under the SCL Equity Plan.
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
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
LVSC 2004 Plan:
Weighted average volatility	94.4%	89.2%	75.8%
Expected term (in years)	6.3	5.4	5.2
Risk-free rate	2.7%	2.9%	2.8%
Expected dividends	—	—	—
SCL Equity Plan:
Weighted average volatility	69.2%	73.5%	—%
Expected term (in years)	6.3	6.2	—
Risk-free rate	1.3%	1.9%	—%
Expected dividends	—	—	—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2011, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
LVSC 2004 Plan:
Outstanding as of January 1, 2011	15,623,628	$33.67
Granted	263,395	46.43
Exercised	(2,549,131)	9.12
Forfeited	(1,291,150)	50.07

Outstanding as of December 31, 2011	12,046,742	$37.38	6.08	$206,642,169

Exercisable as of December 31, 2011	7,548,443	$41.76	5.22	$118,825,628

SCL Equity Plan:
Outstanding as of January 1, 2011	18,939,500	$1.65
Granted	9,987,291	2.75
Exercised	(1,418,200)	1.60
Forfeited	(3,691,925)	1.91

Outstanding as of December 31, 2011	23,816,666	$2.07	8.81	$18,198,983

Exercisable as of December 31, 2011	2,901,050	$1.66	8.40	$3,338,909

Restricted Stock Awards and Restricted Stock Units
A summary of the unvested restricted shares under the Company’s 2004 Plan for the year ended December 31, 2011, is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested as of January 1, 2011	22,939	$23.70
Granted	1,250,381	45.42
Vested	(19,615)	27.01
Forfeited	(11,500)	46.04

Unvested as of December 31, 2011	1,242,205	$45.30

A summary of the unvested restricted stock units under the Company’s 2004 Plan for the year ended December 31, 2011, is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested as of January 1, 2011	—	$—
Granted	42,000	47.15
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2011	42,000	$47.15

As of December 31, 2011, under the 2004 Plan there was $40.9 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested stock options and there was $32.1 million of unrecognized compensation cost, net of estimated forfeitures of 10.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.0 years and 3.0 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2011, under the SCL Equity Plan there was $18.3 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options that are expected to be recognized over a weighted average period of 3.1 years.
The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2011 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2011	2010	2009
Compensation expense:
Stock options	$44,691	$56,462	$44,544
Restricted stock and stock units	18,023	1,559	1,001

	$62,714	$58,021	$45,545

Income tax benefit recognized in the consolidated statements of operations	$—	$—	$—

Compensation cost capitalized as part of property and equipment	$576	$2,797	$3,509

LVSC 2004 Plan:
Stock options granted	263	4,497	8,822

Weighted average grant date fair value	$36.31	$15.95	$3.52

Restricted shares granted	1,250	16	—

Weighted average grant date fair value	$45.42	$25.37	$—

Restricted stock units granted	42	—	—

Weighted average grant date fair value	$47.15	$—	$—

Stock options exercised:
Intrinsic value	$89,814	$47,529	$139

Cash received	$23,238	$16,455	$64

Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—

SCL Equity Plan:
Stock options granted	9,987	26,189	—

Weighted average grant date fair value	$1.71	$1.06	$—

Stock options exercised:
Intrinsic value	$1,699	$—	$—

Cash received	$2,267	$—	$—

Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—

Note 16 — Employee Benefit Plans
The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all full-time employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. Given the challenging conditions and their impact on the Company’s U.S. operations, the Company ceased matching contributions for its salaried employees effective April 1, 2009. These matching contributions for salaried employees were subsequently reinstated on January 1, 2011. For the years ended December 31, 2011, 2010 and 2009, the Company’s matching contributions under the savings plan were $7.9 million, $3.2 million and $4.3 million, respectively.
Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. Given the challenging conditions and their impact on the Company’s Macao operations, the provident fund was suspended during the years ended December 31, 2010 and 2009, and only employees who accepted a reduced work schedule were eligible for the benefit. The provident fund contributions for all full-time employees were subsequently reinstated on January 1, 2011. For the years ended December 31, 2011, 2010 and 2009, VML’s contributions into the provident fund were $16.0 million, $7.3 million and $4.6 million, respectively.
Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. As of December 31, 2011, MBS contributes 16.0% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2011, 2010 and 2009, MBS’s contributions into the provident fund were $30.7 million, $16.9 million and $1.9 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — Related Party Transactions
During the years ended December 31, 2011, 2010 and 2009, the Principal Stockholder and his family purchased certain lodging, banquet room, catering goods and services and procurement services from the Company for approximately $0.5 million, $0.8 million and $0.6 million, respectively.
During the years ended December 31, 2011, 2010 and 2009, the Company incurred and paid certain expenses totaling $16.5 million, $16.1 million and $8.1 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2011, 2010 and 2009, the Company charged and received from the Principal Stockholder $15.2 million, $9.4 million and $7.7 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.
During the year ended December 31, 2008, the Company sold to the Principal Stockholder’s family, in a private placement transaction, $475.0 million of its Convertible Senior Notes. In November 2008, concurrent with the Company’s issuance of common stock, Preferred Stock and Warrants, the Principal Stockholder’s family exercised the conversion feature of the Convertible Senior Notes for 86,363,636 shares of the Company’s common stock at a conversion price of $5.50 per share. On November 15, 2011, the Company paid $577.5 million to redeem all of the Preferred Stock held by the Principal Stockholder’s family. See “— Note 10 — Equity.”
During the year ended December 31, 2003, the Company purchased the lease interest and assets of Carnevale Coffee Bar, LLC, in which the Principal Stockholder is a partner, for $3.1 million, payable in installments of $0.6 million during 2003, and approximately $0.3 million annually over 10 years, beginning in 2004 through September 1, 2013.
Note 18 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Macao; Four Seasons Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are Sands Cotai Central and Other Development Projects (Cotai Strip parcels 3 and 7 and 8) in Macao and Corporate and Other (comprised primarily of airplanes and the Las Vegas Condo Tower) in the U.S. The information as of and for the years ended December 31, 2010 and 2009, have been reclassified to conform to the current presentation. The Company’s segment information is as follows as of and for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Revenues
Macao:
The Venetian Macao	$2,827,174	$2,412,990	$1,993,531
Sands Macao	1,282,201	1,193,589	1,024,268
Four Seasons Macao	678,293	498,649	260,567
Other Asia	147,323	110,586	87,987

	4,934,991	4,215,814	3,366,353
Marina Bay Sands	2,921,863	1,262,690	—
United States:
Las Vegas Operating Properties	1,324,505	1,213,046	1,106,263
Sands Bethlehem	399,900	302,101	153,198

	1,724,405	1,515,147	1,259,461
Intersegment eliminations	(170,514)	(140,469)	(62,709)

Total net revenues	$9,410,745	$6,853,182	$4,563,105

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$1,022,778	$809,798	$556,547
Sands Macao	351,877	318,519	244,925
Four Seasons Macao	217,923	113,692	40,527
Other Asia	(15,143)	(24,429)	(32,610)

	1,577,435	1,217,580	809,389
Marina Bay Sands	1,530,623	641,898	—
United States:
Las Vegas Operating Properties	333,295	310,113	259,206
Sands Bethlehem	90,802	58,982	17,566

	424,097	369,095	276,772

Total adjusted property EBITDA	3,532,155	2,228,573	1,086,161
Other Operating Costs and Expenses
Stock-based compensation expense	(31,467)	(31,638)	(29,930)
Corporate expense	(185,694)	(108,848)	(132,098)
Rental expense	(43,366)	(41,302)	(29,899)
Pre-opening expense	(65,825)	(114,833)	(157,731)
Development expense	(11,309)	(1,783)	(533)
Depreciation and amortization	(794,404)	(694,971)	(586,041)
Impairment loss	—	(16,057)	(169,468)
Loss on disposal of assets	(10,203)	(38,555)	(9,201)

Operating income (loss)	2,389,887	1,180,586	(28,740)
Other Non-Operating Costs and Expenses
Interest income	14,394	8,947	11,122
Interest expense, net of amounts capitalized	(282,949)	(306,813)	(321,870)
Other expense	(3,955)	(8,260)	(9,891)
Loss on modification or early retirement of debt	(22,554)	(18,555)	(23,248)
Income tax benefit (expense)	(211,704)	(74,302)	3,884

Net income (loss)	$1,883,119	$781,603	$(368,743)

(1)
Adjusted property EBITDA is net income (loss) before royalty fees, stock-based compensation expense, corporate expense, rent expense, pre-opening expense, development expense, depreciation and amortization, impairment loss, loss on disposal of assets, interest, other expense, loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Year Ended December 31,
	2011	2010	2009
Intersegment Revenues
Macao:
The Venetian Macao	$3,923	$8,345	$2,957
Other Asia	36,888	61,664	53,808

	40,811	70,009	56,765
Marina Bay Sands	1,298	568	—
Las Vegas Operating Properties	128,405	69,892	5,944

Total intersegment revenues	$170,514	$140,469	$62,709

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
Capital Expenditures
Corporate and Other	$23,062	$12,215	$36,846
Macao:
The Venetian Macao	28,018	40,895	17,627
Sands Macao	7,690	4,708	5,887
Four Seasons Macao	31,092	35,708	262,662
Sands Cotai Central	843,001	321,489	89,309
Other Asia	5,553	4,025	28,727
Other Development Projects	—	7,335	68

	915,354	414,160	404,280
Marina Bay Sands	466,144	1,530,283	1,338,206
United States:
Las Vegas Operating Properties	47,666	21,651	65,899
Sands Bethlehem	56,267	45,672	247,665

	103,933	67,323	313,564

Total capital expenditures	$1,508,493	$2,023,981	$2,092,896

	December 31,
	2011	2010	2009
Total Assets
Corporate and Other	$644,645	$1,574,180	$1,849,596
Macao:
The Venetian Macao	3,199,194	3,194,598	2,886,762
Sands Macao	485,231	483,678	527,737
Four Seasons Macao	1,267,977	1,155,243	1,151,028
Sands Cotai Central	4,333,406	2,932,646	1,943,842
Other Asia	328,415	370,525	333,122
Other Development Projects	206,150	208,259	87,485

	9,820,373	8,344,949	6,929,976
Marina Bay Sands	6,794,258	6,400,432	4,162,366
United States:
Las Vegas Operating Properties	4,105,618	3,966,754	6,893,106
Sands Bethlehem	879,229	757,993	737,062

	4,984,847	4,724,747	7,630,168

Total assets	$22,244,123	$21,044,308	$20,572,106

	December 31,
	2011	2010	2009
Total Long-Lived Assets
Corporate and Other	$312,860	$308,438	$324,268
Macao:
The Venetian Macao	2,002,751	2,138,419	2,324,882
Sands Macao	291,620	315,380	355,170
Four Seasons Macao	1,006,441	1,024,302	1,047,201
Sands Cotai Central	3,053,551	2,103,927	1,935,385
Other Asia	216,030	230,640	276,559
Other Development Projects	197,079	200,032	87,476

	6,767,472	6,012,700	6,026,673
Marina Bay Sands	5,471,376	5,541,881	3,956,899
United States:
Las Vegas Operating Properties	3,244,090	3,429,997	3,642,405
Sands Bethlehem	625,649	608,021	610,846

	3,869,739	4,038,018	4,253,251

Total long-lived assets	$16,421,447	$15,901,037	$14,561,091

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19 — Condensed Consolidating Financial Information
LVSC is the obligor of the Senior Notes due 2015. LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, Phase II Mall Subsidiary, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Guarantor Subsidiaries”), have jointly and severally guaranteed the Senior Notes; however, not on a full and unconditional basis as a result of subsidiaries being able to be released as guarantors under certain circumstances customary for such arrangements. The voting stock of all entities included as Guarantor Subsidiaries is 100% owned directly or indirectly by Las Vegas Sands Corp. The noncontrolling interest amount included in the Guarantor Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP and in connection therewith, it was released as a guarantor under the Senior Notes. The sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Guarantor Subsidiaries, and therefore are included in the “Guarantor Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $3.0 million (consisting of $264.1 million of property and equipment, offset by $267.1 million of liabilities consisting primarily of deferred proceeds from the sale) and net assets of $38.0 million (consisting of $282.1 million of property and equipment, offset by $244.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of December 31, 2011 and 2010, respectively, and a net loss (consisting primarily of depreciation expense) of $19.5 million, $9.9 million and $12.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to the mall and are being accounted for by the Guarantor Subsidiaries. These balances and amounts are not collateral for the Senior Notes and should not be considered as credit support for the guarantees of the Senior Notes.
The Company revised its condensed consolidating statements of cash flows for years ended December 31, 2010 and 2009, to correct the classification of dividends received by Las Vegas Sands Corp. from the Guarantor Subsidiaries. The revision was made to appropriately classify dividends received that represent a return on investment as an operating activity. The revision resulted in an increase of $84.1 million and $72.3 million to the Las Vegas Sands Corp.’s “net cash provided by operating activities” for the years ended December 31, 2010 and 2009, respectively, with a corresponding decrease to “net cash provided by investing activities.” The Company will revise the Las Vegas Sands Corp. column in the unaudited condensed consolidating statements of cash flows to increase “net cash provided by operating activities” by $85.3 million, $49.1 million and $28.6 million for the three months ended March 31, 2011, the six months ended June 30, 2011, and the nine months ended September 30, 2011, respectively, with a corresponding decrease to “net cash provided by investing activities” the next time they are filed. The Company will also revise the Guarantor Subsidiaries column in the unaudited condensed consolidating statements of cash flows to increase “net cash provided by operating activities” by $60.0 million for the nine months ended September 30, 2011, with a corresponding decrease to “net cash provided by investing activities” the next time they are filed. The revision will be made to appropriately classify dividends received by the Guarantor Subsidiaries from the non-guarantor subsidiaries that represent a return on investment. These revisions, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the Las Vegas Sands Corp. and Guarantor Subsidiaries columns of the condensed consolidating statements of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The condensed consolidating financial information of the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries on a combined basis as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, is as follows (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$12,849	$689,642	$3,200,227	$—	$3,902,718
Restricted cash and cash equivalents	—	185	4,643	—	4,828
Intercompany receivables	127,302	43,793	—	(171,095)	—
Accounts receivable, net	1,047	226,869	1,108,901	—	1,336,817
Inventories	2,434	9,633	22,923	—	34,990
Deferred income taxes, net	38,806	32,867	519	—	72,192
Prepaid expenses and other	10,263	4,259	31,085	—	45,607

Total current assets	192,701	1,007,248	4,368,298	(171,095)	5,397,152
Property and equipment, net	137,044	3,391,316	11,502,619	—	15,030,979
Investments in subsidiaries	7,891,281	6,263,974	—	(14,155,255)	—
Deferred financing costs, net	608	20,677	152,351	—	173,636
Restricted cash and cash equivalents	—	2,315	—	—	2,315
Intercompany receivables	31,162	128,270	—	(159,432)	—
Intercompany notes receivable	—	794,286	—	(794,286)	—
Deferred income taxes, net	544	—	—	(391)	153
Leasehold interests in land, net	—	—	1,390,468	—	1,390,468
Intangible assets, net	690	—	79,378	—	80,068
Other assets, net	112	18,778	150,462	—	169,352

Total assets	$8,254,142	$11,626,864	$17,643,576	$(15,280,459)	$22,244,123

Accounts payable	$15,084	$23,397	$65,632	$—	$104,113
Construction payables	280	4,477	355,152	—	359,909
Intercompany payables	—	119,203	51,892	(171,095)	—
Accrued interest payable	4,674	1,087	25,907	—	31,668
Other accrued liabilities	28,100	212,279	1,198,731	—	1,439,110
Income taxes payable	—	4	108,056	—	108,060
Current maturities of long-term debt	3,688	30,561	421,597	—	455,846

Total current liabilities	51,826	391,008	2,226,967	(171,095)	2,498,706
Other long-term liabilities	26,215	10,723	52,507	—	89,445
Intercompany payables	65,201	—	94,231	(159,432)	—
Intercompany notes payable	—	—	794,286	(794,286)	—
Deferred income taxes	—	48,471	157,358	(391)	205,438
Deferred amounts related to mall transactions	—	434,251	—	—	434,251
Long-term debt	260,211	2,839,369	6,477,551	—	9,577,131

Total liabilities	403,453	3,723,822	9,802,900	(1,125,204)	12,804,971

Total Las Vegas Sands Corp. stockholders’ equity	7,850,689	7,902,637	6,252,618	(14,155,255)	7,850,689
Noncontrolling interests	—	405	1,588,058	—	1,588,463

Total equity	7,850,689	7,903,042	7,840,676	(14,155,255)	9,439,152

Total liabilities and equity	$8,254,142	$11,626,864	$17,643,576	$(15,280,459)	$22,244,123

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$430,758	$7,006,244	$—	$7,437,002
Rooms	—	450,487	549,548	—	1,000,035
Food and beverage	—	186,894	411,929	—	598,823
Mall	—	—	325,123	—	325,123
Convention, retail and other	—	280,349	362,050	(141,048)	501,351

	—	1,348,488	8,654,894	(141,048)	9,862,334
Less — promotional allowances	(720)	(75,238)	(374,060)	(1,571)	(451,589)

Net revenues	(720)	1,273,250	8,280,834	(142,619)	9,410,745

Operating expenses:
Casino	—	266,203	3,744,193	(2,509)	4,007,887
Rooms	—	136,416	73,636	—	210,052
Food and beverage	—	88,485	223,807	(4,846)	307,446
Mall	—	—	59,183	—	59,183
Convention, retail and other	—	87,779	274,582	(24,252)	338,109
Provision for doubtful accounts	—	14,532	135,924	—	150,456
General and administrative	—	254,139	583,472	(687)	836,924
Corporate expense	165,120	280	130,608	(110,314)	185,694
Rental expense	—	—	43,366	—	43,366
Pre-opening expense	—	15	65,818	(8)	65,825
Development expense	11,312	—	—	(3)	11,309
Depreciation and amortization	18,493	228,013	547,898	—	794,404
(Gain) loss on disposal of assets	7,662	2,590	(49)	—	10,203

	202,587	1,078,452	5,882,438	(142,619)	7,020,858

Operating income (loss)	(203,307)	194,798	2,398,396	—	2,389,887
Other income (expense):
Interest income	3,702	112,218	9,867	(111,393)	14,394
Interest expense, net of amounts capitalized	(13,856)	(95,993)	(284,493)	111,393	(282,949)
Other income (expense)	171	(1,946)	(2,180)	—	(3,955)
Loss on modification or early retirement of debt	—	(503)	(22,051)	—	(22,554)
Income from equity investments in subsidiaries	1,716,119	1,443,385	—	(3,159,504)	—

Income before income taxes	1,502,829	1,651,959	2,099,539	(3,159,504)	2,094,823
Income tax benefit (expense)	57,294	(57,111)	(211,887)	—	(211,704)

Net income	1,560,123	1,594,848	1,887,652	(3,159,504)	1,883,119
Net income attributable to noncontrolling interests	—	(2,495)	(320,501)	—	(322,996)

Net income attributable to Las Vegas Sands Corp.	$1,560,123	$1,592,353	$1,567,151	$(3,159,504)	$1,560,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$496,637	$5,036,451	$—	$5,533,088
Rooms	—	445,458	352,041	—	797,499
Food and beverage	—	159,285	287,273	—	446,558
Mall	—	—	186,617	—	186,617
Convention, retail and other	—	218,586	218,297	(82,708)	354,175

	—	1,319,966	6,080,679	(82,708)	7,317,937
Less — promotional allowances	(597)	(155,394)	(305,744)	(3,020)	(464,755)

Net revenues	(597)	1,164,572	5,774,935	(85,728)	6,853,182

Operating expenses:
Casino	—	300,083	2,951,842	(2,698)	3,249,227
Rooms	—	99,066	44,261	(1)	143,326
Food and beverage	—	69,644	144,397	(6,085)	207,956
Mall	—	—	43,771	—	43,771
Convention, retail and other	—	75,041	172,721	(16,855)	230,907
Provision for doubtful accounts	—	30,277	67,485	—	97,762
General and administrative	—	239,561	444,882	(1,145)	683,298
Corporate expense	93,262	270	74,200	(58,884)	108,848
Rental expense	—	—	41,302	—	41,302
Pre-opening expense	654	7	114,232	(60)	114,833
Development expense	1,783	—	—	—	1,783
Depreciation and amortization	12,578	224,372	458,021	—	694,971
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	1,605	9,423	27,527	—	38,555

	109,882	1,047,744	4,600,698	(85,728)	5,672,596

Operating income (loss)	(110,479)	116,828	1,174,237	—	1,180,586
Other income (expense):
Interest income	3,614	89,522	3,735	(87,924)	8,947
Interest expense, net of amounts capitalized	(15,380)	(106,463)	(272,894)	87,924	(306,813)
Other income (expense)	(1,500)	3,325	(10,085)	—	(8,260)
Gain (loss) on modification or early retirement of debt	3,358	(21,692)	(221)	—	(18,555)
Income from equity investments in subsidiaries	709,794	589,784	—	(1,299,578)	—

Income before income taxes	589,407	671,304	894,772	(1,299,578)	855,905
Income tax benefit (expense)	9,987	(10,055)	(74,234)	—	(74,302)

Net income	599,394	661,249	820,538	(1,299,578)	781,603
Net income attributable to noncontrolling interests	—	—	(182,209)	—	(182,209)

Net income attributable to Las Vegas Sands Corp.	$599,394	$661,249	$638,329	$(1,299,578)	$599,394

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$473,176	$3,051,622	$—	$3,524,798
Rooms	—	437,630	220,153	—	657,783
Food and beverage	—	150,588	177,111	—	327,699
Mall	—	—	137,290	—	137,290
Convention, retail and other	—	156,249	141,448	(15,823)	281,874

	—	1,217,643	3,727,624	(15,823)	4,929,444
Less — promotional allowances	(722)	(164,495)	(198,308)	(2,814)	(366,339)

Net revenues	(722)	1,053,148	3,529,316	(18,637)	4,563,105

Operating expenses:
Casino	—	286,884	2,064,913	(2,375)	2,349,422
Rooms	—	94,562	26,535	—	121,097
Food and beverage	—	65,793	106,566	(6,382)	165,977
Mall	—	—	32,697	—	32,697
Convention, retail and other	—	73,261	141,423	(7,004)	207,680
Provision for doubtful accounts	—	52,832	50,970	—	103,802
General and administrative	—	241,011	286,303	(1,115)	526,199
Corporate expense	118,940	269	14,642	(1,753)	132,098
Rental expense	—	2,937	26,962	—	29,899
Pre-opening expense	1,067	99	156,573	(8)	157,731
Development expense	432	—	101	—	533
Depreciation and amortization	11,369	230,864	343,808	—	586,041
Impairment loss	—	151,175	18,293	—	169,468
Loss on disposal of assets	—	3,158	6,043	—	9,201

	131,808	1,202,845	3,275,829	(18,637)	4,591,845

Operating income (loss)	(132,530)	(149,697)	253,487	—	(28,740)
Other income (expense):
Interest income	10,331	47,508	657	(47,374)	11,122
Interest expense, net of amounts capitalized	(18,456)	(120,682)	(230,106)	47,374	(321,870)
Other income (expense)	(1)	665	(10,555)	—	(9,891)
Loss on modification or early retirement of debt	—	—	(23,248)	—	(23,248)
Income (loss) from equity investments in subsidiaries	(121,813)	13,629	—	108,184	—

Loss before income taxes	(262,469)	(208,577)	(9,765)	108,184	(372,627)
Income tax benefit (expense)	(92,010)	95,304	590	—	3,884

Net loss	(354,479)	(113,273)	(9,175)	108,184	(368,743)
Net loss attributable to noncontrolling interests	—	—	14,264	—	14,264

Net income (loss) attributable to Las Vegas Sands Corp.	$(354,479)	$(113,273)	$5,089	$108,184	$(354,479)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(42,087)	$404,322	$2,503,999	$(203,738)	$2,662,496

Cash flows from investing activities:
Change in restricted cash and cash equivalents.	—	4,295	800,099	—	804,394
Capital expenditures	(21,355)	(49,268)	(1,437,870)	—	(1,508,493)
Proceeds from disposal of property and equipment	—	—	6,093	—	6,093
Acquisition of intangible assets	(100)	—	—	—	(100)
Notes receivable to non-guarantor subsidiaries	—	(50,766)	—	50,766	—
Dividends from non-guarantor subsidiaries	—	94,472	—	(94,472)	—
Repayments of receivable from non-guarantor subsidiaries	—	1,200	—	(1,200)	—
Capital contributions to subsidiaries	(50,026)	—	—	50,026	—

Net cash used in investing activities	(71,481)	(67)	(631,678)	5,120	(698,106)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,238	—	2,267	—	25,505
Proceeds from exercise of warrants	12,512	—	—	—	12,512
Dividends paid to preferred stockholders	(75,297)	—	—	—	(75,297)
Distributions to noncontrolling interests	—	(2,495)	(7,893)	—	(10,388)
Dividends paid to Las Vegas Sands Corp.	—	(143,738)	—	143,738	—
Dividends paid to Guarantor Subsidiaries	—	—	(154,472)	154,472	—
Capital contributions received	—	50,000	26	(50,026)	—
Borrowings from Guarantor Subsidiaries	—	—	50,766	(50,766)	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(1,200)	1,200	—
Proceeds from 2011 VML credit facility	—	—	3,201,535	—	3,201,535
Repayments on VML credit facility	—	—	(2,060,819)	—	(2,060,819)
Repayments on VOL credit facility	—	—	(749,660)	—	(749,660)
Repayments on Singapore credit facility	—	—	(418,564)	—	(418,564)
Repayments on senior secured credit facility	—	(28,937)	—	—	(28,937)
Repayments on ferry financing	—	—	(35,002)	—	(35,002)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease	—	(1,669)	—	—	(1,669)
Repayments on other long-term debt	—	—	(1,971)	—	(1,971)
Repurchases and redemption of preferred stock	(845,321)	—	—	—	(845,321)
Payments of preferred stock inducement premium	(16,871)	—	—	—	(16,871)
Payments of deferred financing costs	—	—	(84,826)	—	(84,826)

Net cash used in financing activities	(905,427)	(126,839)	(259,813)	198,618	(1,093,461)

Effect of exchange rate on cash	—	—	(5,292)	—	(5,292)

Increase (decrease) in cash and cash equivalents	(1,018,995)	277,416	1,607,216	—	865,637
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$12,849	$689,642	$3,200,227	$—	$3,902,718

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2010

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(28,875)	$331,374	$1,651,768	$(84,116)	$1,870,151

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	159	(688,425)	—	(688,266)
Capital expenditures	(7,538)	(26,021)	(1,990,422)	—	(2,023,981)
Proceeds from disposal of property and equipment	—	828	48,907	—	49,735
Acquisition of intangible assets	(590)	—	(44,713)	—	(45,303)
Purchases of investments	—	—	(173,774)	—	(173,774)
Proceeds from investments	—	—	173,774	—	173,774
Notes receivable to non-guarantor subsidiaries	—	(52,729)	—	52,729	—
Dividends from Guarantor Subsidiaries	4,300,000	—	—	(4,300,000)	—
Dividends from non-guarantor subsidiaries	—	56,100	—	(56,100)	—
Capital contributions to subsidiaries	(3,567,037)	(16,537)	—	3,583,574	—

Net cash generated from (used in) investing activities	724,835	(38,200)	(2,674,653)	(719,797)	(2,707,815)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,455	—	—	—	16,455
Proceeds from exercise of warrants	225,514	—	—	—	225,514
Dividends paid to preferred stockholders	(93,400)	—	—	—	(93,400)
Dividends paid to Las Vegas Sands Corp.	—	(4,384,116)	—	4,384,116	—
Dividends paid to Guarantor Subsidiaries	—	—	(56,100)	56,100	—
Capital contributions received	—	3,400,037	183,537	(3,583,574)	—
Borrowings from Guarantor Subsidiaries	—	—	52,729	(52,729)	—
Proceeds from VOL credit facility	—	—	749,305	—	749,305
Proceeds from Singapore credit facility	—	—	647,988	—	647,988
Repayments on senior secured credit facility	—	(1,810,329)	—	—	(1,810,329)
Repayments on VML credit facility	—	—	(572,337)	—	(572,337)
Repurchase and cancellation of senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(35,055)	—	(35,055)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on HVAC equipment lease	—	(1,711)	—	—	(1,711)
Repayments on other long-term debt	—	(108,549)	(12,532)	—	(121,081)
Payments of preferred stock inducement premium	(6,579)	—	—	—	(6,579)
Payments of deferred financing costs	—	(9,905)	(56,060)	—	(65,965)

Net cash generated from (used in) financing activities	81,628	(2,914,573)	901,475	803,913	(1,127,557)

Effect of exchange rate on cash	—	—	46,886	—	46,886

Increase (decrease) in cash and cash equivalents	777,588	(2,621,399)	(74,524)	—	(1,918,335)
Cash and cash equivalents at beginning of period	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of period	$1,031,844	$412,226	$1,593,011	$—	$3,037,081

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 31, 2009

				Consolidating/
	Las Vegas	Guarantor	Non-Guarantor	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$94,625	$445	$615,885	$(72,342)	$638,613

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(729)	79,359	—	78,630
Capital expenditures	(3,570)	(99,232)	(1,990,094)	—	(2,092,896)
Proceeds from disposal of property and equipment	60	2,554	1,589	—	4,203
Notes receivable to non-guarantor subsidiaries	(20,000)	(171,671)	—	191,671	—
Intercompany receivable to non-guarantor subsidiaries	(57,000)	—	—	57,000	—
Repayments of receivable from non-guarantor subsidiaries	499,310	898,574	—	(1,397,884)	—
Dividends from Guarantor Subsidiaries	6,508,610	—	—	(6,508,610)	—
Dividends from non-guarantor subsidiaries	—	16,406	—	(16,406)	—
Capital contributions to subsidiaries	(6,964,009)	(224)	—	6,964,233	—

Net cash generated from (used in) investing activities	(36,599)	645,678	(1,909,146)	(709,996)	(2,010,063)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	—	—	—	51
Proceeds from sale of and contribution from noncontrolling interest, net of transaction costs	—	—	2,386,428	—	2,386,428
Dividends paid to preferred stockholders	(94,697)	—	—	—	(94,697)
Dividends paid to Las Vegas Sands Corp.	—	(6,580,952)	—	6,580,952	—
Dividends paid to Guarantor Subsidiaries	—	—	(16,406)	16,406	—
Capital contributions received	—	6,758,758	205,475	(6,964,233)	—
Borrowings from Las Vegas Sands Corp.	—	—	77,000	(77,000)	—
Borrowings from Guarantor Subsidiaries	—	—	171,671	(171,671)	—
Repayments on borrowings from Las Vegas Sands Corp.	—	—	(499,310)	499,310	—
Repayments on borrowings from Guarantor Subsidiaries	—	—	(898,574)	898,574	—
Proceeds from Singapore credit facility	—	—	1,221,644	—	1,221,644
Proceeds from exchangeable bonds	—	—	600,000	—	600,000
Proceeds from ferry financing	—	—	9,884	—	9,884
Repayments on VML credit facility	—	—	(662,552)	—	(662,552)
Repayments on senior secured credit facility	—	(40,000)	—	—	(40,000)
Repayments on Singapore credit facility	—	—	(17,762)	—	(17,762)
Repayments on ferry financing	—	—	(17,695)	—	(17,695)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on other long-term debt	—	(34,249)	(1,027)	—	(35,276)
Payments of deferred financing costs	—	(2,880)	(37,485)	—	(40,365)

Net cash generated from (used in) financing activities	(98,333)	100,677	2,521,291	782,338	3,305,973

Effect of exchange rate on cash	—	—	(17,270)	—	(17,270)

Increase (decrease) in cash and cash equivalents	(40,307)	746,800	1,210,760	—	1,917,253
Cash and cash equivalents at beginning of year	294,563	2,286,825	456,775	—	3,038,163

Cash and cash equivalents at end of year	$254,256	$3,033,625	$1,667,535	$—	$4,955,416

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second(1)(2)	Third(1)	Fourth(1)	Total(1)
	(In thousands, except per share data)
2011
Net revenues	$2,111,919	$2,345,096	$2,409,375	$2,544,355	$9,410,745
Operating income	485,927	608,122	632,556	663,282	2,389,887
Net income	364,503	489,092	505,172	524,352	1,883,119
Net income attributable to Las Vegas Sands Corp.	289,323	410,637	424,879	435,284	1,560,123
Net income attributable to common stockholders	228,156	367,607	353,631	320,114	1,269,508
Basic income per share	0.32	0.50	0.48	0.44	1.74
Diluted income per share	0.28	0.45	0.44	0.39	1.56
2010
Net revenues	$1,334,888	$1,594,476	$1,908,772	$2,015,046	$6,853,182
Operating income	141,820	166,775	383,305	488,686	1,180,586
Net income	47,814	78,548	268,834	386,407	781,603
Net income attributable to Las Vegas Sands Corp.	17,581	41,807	214,497	325,509	599,394
Net income (loss) attributable to common stockholders	(28,905)	(4,679)	168,011	273,036	407,463
Basic income (loss) per share	(0.04)	(0.01)	0.25	0.40	0.61
Diluted income (loss) per share	(0.04)	(0.01)	0.21	0.34	0.51

(1)
The Company repurchased, redeemed or induced holders to redeem all outstanding preferred stock, which resulted in charges to net income attributable to common stockholders of $18.4 million, $0.7 million, $29.0 million and $97.6 million during the first, second, third and fourth quarters during the year ended December 31, 2011, respectively. For the year ended December 31, 2011, $145.7 million was charged to net income attributable to common stockholders.

(2)	The Marina Bay Sands opened on April 27, 2010.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES

For the Years Ended December 31, 2011, 2010 and 2009

		Provision
	Balance at	for	Write-offs,	Balance
	Beginning	Doubtful	Net of	at End
Description	of Year	Accounts	Recoveries	of Year
	(In thousands)
Allowance for doubtful accounts:
2009	$61,217	103,802	(46,319)	$118,700

2010	$118,700	97,762	(34,606)	$181,856

2011	$181,856	150,456	(57,246)	$275,066

	Balance at			Balance
	Beginning			at End
Description	of Year	Additions	Deductions	of Year
	(In thousands)
Deferred income tax asset valuation allowance:
2009	$92,819	187,188	—	$280,007

2010	$280,007	51,268	—	$331,275

2011	$331,275	46,228	(52,264)	$325,239

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2011, and have concluded that they are effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”
Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 27, 2012 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”
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
10.9
Credit Agreement, dated as of September 21, 2011, entered into by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed on the signature pages thereto as Lenders, Bank of China Limited, Macau Branch (“BOC”), as administrative agent for the Lenders, Goldman Sachs (Asia) L.L.C., Goldman Sachs Lending Partners LLC, Bank of America, N.A., BOC, Barclays Capital, BNP Paribas Hong Kong Branch, Citigroup Global Markets Asia Limited, Citibank, N.A. Hong Kong Branch, Commerzbank AG, Credit Agricole Corporate and Investment Bank, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Singapore Branch, Industrial and Commercial Bank of China (Macau) Limited, ING Capital L.L.C. and ING Bank NV, Singapore Bank, Sumitomo Mitsui Banking Corporation, UBS Securities LLC and United Overseas Bank Limited, as global coordinators and bookrunners for the Term Loan Facility and Revolving Credit Facility and as co-syndication agents for the Term Loan Lenders and Revolving Loan Lenders and Banco Nacional Ultramarino, S.A., DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, The Bank of Nova Scotia and Wing Lung Bank Ltd., Macau Branch, as lead arrangers for the Term Loan Facility and Revolving Credit Facility (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and filed on November 9, 2011).

10.10
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

10.13
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

10.15
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
10.17
Second Amendment to Credit Agreement, dated as of August 12, 2009, by and among VML US Finance LLC, Venetian Macau Limited and The Bank of Nova Scotia, as administrative agent for the Lenders and the Loan Parties party thereto (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.18
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

10.20
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

10.25	†
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

10.26
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

Exhibit No.	Description of Document
10.27
Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.28
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.29
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.30
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.31
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.32
Energy Services Agreement, dated as of May 1, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.33
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).

10.34
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

10.35
Energy Services Agreement Amendment No. 3 dated as of February 10, 2009, by and between Trigen-Las Vegas Energy Company, LLC f/k/a Atlantic Pacific Las Vegas, LLC, Venetian Casino Resort, LLC Grand Canal Shops II, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for year ended December 31, 2010 and filed on March 1, 2011).

10.36
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

10.38
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

10.39
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
10.40
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

10.41
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

10.43
Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.5 to Las Vegas Sands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and filed on May 8, 2002).

10.44
Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands, Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.45
Assignment and Assumption Agreement, dated as of December 20, 2004, by and among Las Vegas Sands, Inc., Las Vegas Sands Corp. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 4, 2005).

10.46
Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005and filed on May 16, 2005).

10.47
First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on February 28, 2007).

10.48	*	Second Amendment, dated as of December 14, 2011, to the Las Vegas Sands Corp. 2004 Equity Award Plan.

10.49
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.50
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K for year ended December 31, 2010 and filed on March 1, 2011).

10.51
Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated December 8, 2004).

10.52
Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and filed August 7, 2009).

10.53
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K for year ended December 31, 2010 and filed on March 1, 2011).

10.54
Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 16, 2005).

Exhibit No.	Description of Document
10.55
Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.56	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2007).

10.57
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

10.59
Employment Agreement, dated as of November 13, 2010, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K for year ended December 31, 2010 and filed on March 1, 2011).

10.60
Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 2, 2009).

10.61
Letter Agreement, dated January 18, 2010, between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.62
Employment Agreement, dated as of January 11, 2011, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for year ended December 31, 2010 and filed on March 1, 2011).

10.63*
Settlement Agreement, date as of June 24, 2011, by and among Venetian Casino Resort, LLC, Phase II Mall Holding, LLC, GGP Limited Partnership, The Shoppes at the Palazzo, LLC (f/k/a Phase II Mall Subsidiary, LLC) and Grand Canal Shops II, LLC.

Exhibit No.	Description of Document
10.64	Reserved.

10.65	Reserved.

10.66
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.67
Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K filed on April 16, 2004).

10.68
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (Reg. No. 333-118827) dated October 25, 2004).

10.69
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

10.70
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2008).

10.71
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.72
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.73
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated November 22, 2004).

10.74
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118827) dated September 3, 2004).

10.75
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

10.79
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.80
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.81
Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.82
Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and filed November 14, 2005).

10.83
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-118827) dated October 25, 2004).

10.84
Aircraft Time Sharing Agreement dated as of April 14, 2011, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.85
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.82 to the Company’s Annual Report on Form 10-K for year ended December 31, 2010 and filed on March 1, 2011).

10.86	*	Form of Restricted Stock Award agreement under the 2004 Equity Award Plan.

10.87	*	Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan.

10.88	*	Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan.

21.1	*	Subsidiaries of Las Vegas Sands Corp.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS❖		XBRL Instance Document

101.SCH❖		XBRL Taxonomy Extension Schema Document

101.CAL❖		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF❖		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB❖		XBRL Taxonomy Extension Label Linkbase Document

101.PRE❖		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†
Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

❖
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

LAS VEGAS SANDS CORP.
February 29, 2012	/s/ Sheldon G. Adelson
Sheldon G. Adelson,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon G. Adelson Sheldon G. Adelson	Chairman of the Board, Chief Executive Officer and Director	February 29, 2012

/s/ Michael A. Leven Michael A. Leven	President, Chief Operating Officer and Director	February 29, 2012

/s/ Jason N. Ader	Director	February 29, 2012
Jason N. Ader

/s/ Charles D. Forman Charles D. Forman	Director	February 29, 2012

/s/ Irwin Chafetz Irwin Chafetz	Director	February 29, 2012

/s/ George P. Koo George P. Koo	Director	February 29, 2012

/s/ Charles A. Koppelman Charles A. Koppelman	Director	February 29, 2012

/s/ Jeffrey H. Schwartz Jeffrey H. Schwartz	Director	February 29, 2012

/s/ Irwin A. Siegel Irwin A. Siegel	Director	February 29, 2012

/s/ Kenneth J. Kay Kenneth J. Kay	Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ Michael A. Quartieri Michael A. Quartieri	Chief Accounting Officer and Global Controller	February 29, 2012