Form 10-Q
period 2012-03-31
LAS VEGAS SANDS CORP
filed 2012-05-10
CIK 1300514

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock ($0.001 par value)	822,739,856 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(In thousands, except share and
	per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,056,360	$3,902,718
Restricted cash and cash equivalents	4,874	4,828
Accounts receivable, net	1,530,340	1,336,817
Inventories	40,014	34,990
Deferred income taxes, net	15,066	72,192
Prepaid expenses and other	76,085	45,607

Total current assets	5,722,739	5,397,152
Property and equipment, net	15,329,602	15,030,979
Deferred financing costs, net	163,219	173,636
Restricted cash and cash equivalents	2,466	2,315
Deferred income taxes, net	18,889	153
Leasehold interests in land, net	1,414,349	1,390,468
Intangible assets, net	78,017	80,068
Other assets, net	141,751	169,352

Total assets	$22,871,032	$22,244,123

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105,205	$104,113
Construction payables	311,568	359,909
Accrued interest payable	6,937	31,668
Other accrued liabilities	1,422,931	1,439,110
Income taxes payable	176,853	108,060
Current maturities of long-term debt	469,324	455,846

Total current liabilities	2,492,818	2,498,706
Other long-term liabilities	105,039	89,445
Deferred income taxes	159,427	205,438
Deferred proceeds from sale of The Shoppes at The Palazzo	267,228	266,992
Deferred gain on sale of The Grand Canal Shoppes	46,478	47,344
Deferred rent from mall transactions	119,545	119,915
Long-term debt	9,382,649	9,577,131

Total liabilities	12,573,184	12,804,971

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 822,724,993 and 733,249,698 shares issued and outstanding	823	733
Capital in excess of par value	6,174,773	5,610,160
Accumulated other comprehensive income	191,935	94,104
Retained earnings	2,438,945	2,145,692

Total Las Vegas Sands Corp. stockholders’ equity	8,806,476	7,850,689
Noncontrolling interests	1,491,372	1,588,463

Total equity	10,297,848	9,439,152

Total liabilities and equity	$22,871,032	$22,244,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except share and
	per share data)
	(Unaudited)
Revenues:
Casino	$2,266,493	$1,664,489
Rooms	267,727	231,974
Food and beverage	153,455	145,393
Mall	71,418	55,865
Convention, retail and other	129,717	108,790

	2,888,810	2,206,511
Less-promotional allowances	(126,068)	(94,592)

Net revenues	2,762,742	2,111,919

Operating expenses:
Casino	1,207,551	921,536
Rooms	52,786	48,453
Food and beverage	78,301	71,703
Mall	16,301	12,104
Convention, retail and other	79,524	75,141
Provision for doubtful accounts	52,218	35,058
General and administrative	218,717	210,485
Corporate	48,955	37,576
Pre-opening	51,459	9,471
Development	1,198	573
Depreciation and amortization	194,747	190,237
Amortization of leasehold interests in land	9,945	13,156
Impairment loss	42,893	—
Loss on disposal of assets	593	499

	2,055,188	1,625,992

Operating income	707,554	485,927
Other income (expense):
Interest income	5,648	2,047
Interest expense, net of amounts capitalized	(64,672)	(73,585)
Other expense	(3,419)	(4,675)
Loss on early retirement of debt	(2,831)	—

Income before income taxes	642,280	409,714
Income tax expense	(63,171)	(45,211)

Net income	579,109	364,503
Net income attributable to noncontrolling interests	(80,167)	(75,180)

Net income attributable to Las Vegas Sands Corp.	498,942	289,323
Preferred stock dividends	—	(19,598)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	(23,136)
Preferred stock inducement and repurchase premiums	—	(18,433)

Net income attributable to common stockholders	$498,942	$228,156

Earnings per share:
Basic	$0.66	$0.32

Diluted	$0.61	$0.28

Weighted average shares outstanding:
Basic	760,437,437	723,389,226

Diluted	818,797,155	811,239,242

Dividends declared per common share	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Net income	$579,109	$364,503
Currency translation adjustment	98,878	31,956

Total comprehensive income	677,987	396,459
Comprehensive income attributable to noncontrolling interests	(81,214)	(72,643)

Comprehensive income attributable to Las Vegas Sands Corp.	$596,773	$323,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other
	Preferred	Common	Excess of	Comprehensive	Retained	Noncontrolling
	Stock	Stock	Par Value	Income	Earnings	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2011	$207,356	$708	$5,444,705	$129,519	$880,703	$1,268,197	$7,931,188
Net income	—	—	—	—	289,323	75,180	364,503
Currency translation adjustment	—	—	—	34,493	—	(2,537)	31,956
Exercise of stock options	—	1	8,419	—	—	91	8,511
Tax shortfall from stock-based compensation	—	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	20,084	—	—	755	20,839
Exercise of warrants	(65,225)	20	70,965	—	—	—	5,760
Repurchase of preferred stock	(2,312)	—	—	—	(2,232)	—	(4,544)
Dividends declared, net of amounts previously accrued	—	—	—	—	(12,744)	—	(12,744)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(23,136)	—	(23,136)
Preferred stock inducement premium	—	—	—	—	(16,201)	—	(16,201)

Balance at March 31, 2011	$139,819	$729	$5,544,162	$164,012	$1,108,859	$1,341,686	$8,299,267

Balance at January 1, 2012	$—	$733	$5,610,160	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	—	498,942	80,167	579,109
Currency translation adjustment	—	—	—	97,831	—	1,047	98,878
Exercise of stock options	—	1	20,151	—	—	1,107	21,259
Stock-based compensation	—	—	18,383	—	—	1,001	19,384
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	—	88	526,080	—	—	—	526,168
Dividends declared	—	—	—	—	(205,689)	(178,218)	(383,907)
Distributions to noncontrolling interests	—	—	—	—	—	(2,195)	(2,195)

Balance at March 31, 2012	$—	$823	$6,174,773	$191,935	$2,438,945	$1,491,372	$10,297,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$579,109	$364,503
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	194,747	190,237
Amortization of leasehold interests in land	9,945	13,156
Amortization of deferred financing costs and original issue discount	11,596	11,871
Amortization of deferred gain and rent	(1,236)	(1,290)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	428	—
Loss on early retirement of debt	815	—
Impairment and loss on disposal of assets	43,486	499
Stock-based compensation expense	19,166	20,239
Provision for doubtful accounts	52,218	35,058
Foreign exchange losses	724	2,462
Deferred income taxes	(4,083)	35,372
Changes in operating assets and liabilities:
Accounts receivable	(223,358)	(119,311)
Inventories	(4,742)	(1,239)
Prepaid expenses and other	(27,785)	(3,135)
Accounts payable	356	(26,026)
Accrued interest payable	(24,903)	(19,148)
Income taxes payable	63,134	8,631
Other accrued liabilities	(22,166)	(93,501)

Net cash generated from operating activities	667,451	418,378

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(195)	149,962
Capital expenditures	(398,260)	(332,508)
Proceeds from disposal of property and equipment	761	3,097
Acquisition of intangible assets	—	(329)

Net cash used in investing activities	(397,694)	(179,778)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,259	8,511
Proceeds from exercise of warrants	526,168	5,760
Dividends paid	(383,463)	(19,598)
Distributions to noncontrolling interests	(2,195)	—
Repayments on long-term debt (Note 3)	(306,231)	(121,721)
Repurchase of preferred stock	—	(4,544)
Payments of preferred stock inducement premium	—	(16,201)
Payments of deferred financing costs	(114)	—

Net cash used in financing activities	(144,576)	(147,793)

Effect of exchange rate on cash	28,461	6,053

Increase in cash and cash equivalents	153,642	96,860
Cash and cash equivalents at beginning of period	3,902,718	3,037,081

Cash and cash equivalents at end of period	$4,056,360	$3,133,941

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$77,786	$80,881

Cash payments for taxes, net of refunds	$1,955	$(5,726)

Changes in construction payables	$(48,341)	$(38,992)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$218	$600

Changes in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$444	$—

Property and equipment acquired under capital lease	$340	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$—	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$—	$23,136

Warrants exercised and settled through tendering of preferred stock	$—	$65,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2011. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

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

Operations

Macao

The Company currently owns 70.3% of SCL, which includes the operations of The Venetian Macao, Four Seasons Macao, Sands Macao, Sands Cotai Central and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.

The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 200 acres in Macao (consisting of parcels referred to as 1, 2, 3, 5 and 6 and 7 and 8). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 534,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao and located on parcel 2, the “Four Seasons Macao”), which features approximately 91,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to monetize units within the Four Seasons Apartments after the necessary government approvals are obtained and future demand warrants it.

The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 197,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.

In April 2012, the Company opened phase I of its Sands Cotai Central integrated resort, which is located on parcels 5 and 6 and is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand; a variety of retail offerings; more than 300,000 square feet of meeting space; several food and beverage establishments: along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,000 rooms and suites under the Sheraton Towers brand. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

exhibition and conference facilities, and a multipurpose theater. The total cost to complete phases I and II is expected to be approximately $1.2 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2012, the Company has capitalized costs of $3.32 billion for the entire project, including the land premium (net of amortization) and $213.6 million in outstanding construction payables.

Singapore

The Company owns and operates the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum.

United States

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; entertainment facilities; and enclosed retail, dining and entertainment complexes located within The Venetian Las Vegas (“The Grand Canal Shoppes”), and The Palazzo (“The Shoppes at The Palazzo”), both of which were sold to GGP Limited Partnership (“GGP”). See “— Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.

Pennsylvania

The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; and is the broadcast home of the local PBS affiliate. The Company has recommenced construction on the remaining component of the integrated resort, a 50,000-square-foot multipurpose event center (expected to open in the second quarter of 2012). Sands Bethlehem is also expected to be home to the National Museum of Industrial History. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.

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

Macao

The Company submitted plans to the Macao government for its other Cotai Strip developments, which represent two integrated resort developments (referred to as parcels 3 and 7 and 8). Subject to the approval from the Macao government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities, and other amenities. The Company had commenced pre-construction activities on these developments and plans to operate the related gaming areas under the Company’s Macao gaming subconcession. In addition, the Company is completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government. The Company currently intends to develop its other Cotai Strip properties as follows:

•

Parcel 3 — Once completed, the integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. The Company had commenced pre-construction activities and has capitalized costs of $96.7 million, including the land premium (net of amortization), as of March 31, 2012. The Company intends to commence construction after Sands Cotai Central is complete and necessary government approvals are obtained.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

•

Parcels 7 and 8 — Consistent with its original plans, the Company had commenced pre-construction activities and has capitalized construction costs of $101.1 million as of March 31, 2012. The Company intends to commence construction after Sands Cotai Central and the integrated resort on parcel 3 are completed, necessary government approvals obtained (including the land concession, see below), future demand warrants it and additional financing is obtained. If the Company is successful in winning its judicial appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), and is able to proceed with this portion of the development as planned, the related integrated resort is expected to be similar in size and scope to Sands Cotai Central.

The impact of the delayed construction on the Company’s previously estimated cost to complete its Cotai Strip developments on parcels 3 and 7 and 8 is currently not determinable with certainty. As of March 31, 2012, the Company has capitalized an aggregate of $7.78 billion in construction costs and land premiums (net of amortization) for its Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as the Company’s investments in transportation infrastructure, including its passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under the Company’s new $3.7 billion Macao credit facility completed in November 2011 (the “2011 VML Credit Facility”), the Company will need to arrange additional financing to fund the balance of its Cotai Strip developments and there is no assurance that the Company will be able to obtain the additional financing required or on terms suitable to the Company.

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao, the Four Seasons Macao and Sands Cotai Central are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions. In December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should the Company win its judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of March 31, 2012, related to its development on parcels 7 and 8.

Under the Company’s land concession for parcel 3, the Company was initially required to complete the corresponding development by August 2011. The Macao government has granted the Company a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. The Company intends to apply for an extension from the Macao government to complete its parcel 3 development as it will be unable to meet the April 2013 deadline. Should the Company determine that it is unable to complete Sands Cotai Central by May 2014, the Company also intends to apply for an extension from the Macao government. No assurances can be given that additional extensions will be granted. If the Company is unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, it could lose its land concessions for parcel 3 or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $96.7 million and $3.32 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2012, related to its development on parcel 3 or Sands Cotai Central, respectively.

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of March 31, 2012, the Company has capitalized construction costs of $178.3 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Development Financing Strategy

Through March 31, 2012, the Company has funded its development projects primarily through borrowings under its U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.25x for the quarterly period ended March 31, 2012, and then decreases by 0.25x every other quarter until September 30, 2014, when it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity. The Company’s 2011 VML Credit Facility, entered into in September 2011, also requires the Company’s Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ended March 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Certain defaults under the 2011 VML Credit Facility would trigger a cross-default under the Company’s ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted and restricted cash and cash equivalents of approximately $4.06 billion and $7.3 million, respectively, as of March 31, 2012. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development projects currently under construction and maintain compliance with the financial covenants of its U.S., Macao and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In November 2011, the Company completed its $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as to continue to fund the development, construction and completion of certain components of Sands Cotai Central.

In March 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), secured a commitment for a new 5.1 billion Singapore dollar (“SGD,” approximately $4.06 billion at exchange rates in effect on March 31, 2012) credit facility, which is expected to consist of a SGD 4.6 billion (approximately $3.66 billion at exchange rates in effect on March 31, 2012) term loan and a SGD 500.0 million (approximately $398.1 million at exchange rates in effect on March 31, 2012) revolving facility, which will include a SGD 100.0 million (approximately $79.6 million at exchange rates in effect on March 31, 2012) swingline facility. The proceeds from the new facility will be used to refinance the existing Singapore credit facility, to pay related fees and expenses, and for general corporate purposes. MBS has commenced marketing of the new facility.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and international financial reporting standards. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. See the condensed consolidated statements of comprehensive income for the required presentation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	$15,329,602	$15,329,602
	March 31,	December 31,
	2012	2011
Land and improvements	$439,023	$436,768
Building and improvements	11,633,890	11,456,407
Furniture, fixtures, equipment and leasehold improvements	2,224,125	2,147,326
Transportation	411,626	405,156
Construction in progress	3,928,031	3,677,479

	18,636,695	18,123,136
Less — accumulated depreciation and amortization	(3,307,093)	(3,092,157)

	$15,329,602	$15,030,979

Construction in progress consists of the following (in thousands):

	$15,329,602	$15,329,602
	March 31,	December 31,
	2012	2011
Sands Cotai Central	$3,119,034	$2,902,743
Four Seasons Macao (principally the Four Seasons Apartments)	407,946	404,650
Other	401,051	370,086

	$3,928,031	$3,677,479

The $401.1 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and Cotai Strip parcels 3 and 7 and 8.

Under generally accepted accounting principles, the sale of The Shoppes at The Palazzo has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $260.8 million (net of $50.6 million of accumulated depreciation) as of March 31, 2012, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.

During the three months ended March 31, 2012 and 2011, the Company capitalized interest expense of $22.1 million and $30.6 million, respectively. During the three months ended March 31, 2012 and 2011, the Company capitalized approximately $2.8 million and $8.9 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

During the three months ended March 31, 2012, the Company terminated its ZAiA show at The Venetian Macao and recorded a one-time impairment loss of $42.9 million.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.

The Company had commenced pre-construction activities on parcels 7 and 8, and has capitalized construction costs of $101.1 million as of March 31, 2012. During December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should the Company win its judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. In order to obtain the land concession and construct the resort, the Company would need to win its appeal and avoid any future denial of the land concession based upon public policy considerations. If the Company does not obtain the land concession or does not receive full reimbursement of its capitalized investment in this project, the Company would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of March 31, 2012, related to its development on parcels 7 and 8.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$2,130,081	$2,135,504
Senior Secured Credit Facility — Delayed Draws I and II	711,279	713,089
6.375% Senior Notes (net of original issue discount of $547)	—	189,165
Airplane Financings	73,813	74,734
HVAC Equipment Lease	20,922	21,337
Other	2,730	2,958
Macao Related:
2011 VML Credit Facility	3,206,733	3,206,010
Ferry Financing	131,557	140,268
Other	562	306
Singapore Related:
Singapore Credit Facility	3,573,132	3,548,162
Other	1,164	1,444

	9,851,973	10,032,977
Less — current maturities	(469,324)	(455,846)

Total long-term debt	$9,382,649	$9,577,131

Senior Secured Credit Facility

As of March 31, 2012, the Company had $520.6 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit.

Senior Notes

In March 2012, the Company redeemed the Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt.

2011 VML Credit Facility

As of March 31, 2012, the Company had $500.0 million of available borrowing capacity under the 2011 VML Credit Facility.

Singapore Credit Facility

As of March 31, 2012, the Company had SGD 105.6 million (approximately $84.1 million at exchange rates in effect on March 31, 2012) of available borrowing capacity under the Singapore Credit Facility. In January 2012, the banker’s guarantee was released by the STB and the Singapore Credit Facility C was immediately terminated.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Repayments on Singapore Credit Facility	$(98,577)	$(97,691)
Repayments on Senior Secured Credit Facility	(7,234)	(7,234)
Repayments on VML Credit Facility	—	(6,250)
Redemption of Senior Notes	(189,712)	—
Repayments on Ferry Financing	(8,779)	(8,745)
Repayments on Airplane Financings	(922)	(922)
Repayments on HVAC Equipment Lease	(415)	(426)
Repayments on Other Long-Term Debt	(592)	(453)

	$(306,231)	$(121,721)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of March 31, 2012 and December 31, 2011, was approximately $9.48 billion, compared to its carrying value of $9.83 billion and $10.01 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

NOTE 4 — EQUITY AND EARNINGS PER SHARE

Preferred Stock and Warrants

On February 15, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $19.6 million (of which $13.1 million was paid to the Principal Stockholder’s family).

On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the warrant exercise price. Additionally, during the three months ended March 31, 2012, 11,670 warrants were exercised to purchase an aggregate of 194,499 shares of the Company’s common stock at $6.00 per share and $1.2 million in cash was received as settlement of the warrant exercise price.

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

Common Stock Dividends

On March 30, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the three months ended March 31, 2012, the Company recorded $205.7 million as a distribution against retained earnings (of which $107.8 million related to the Principal Stockholder’s family). Of this amount, approximately $0.4 million has been recorded as a liability, which will be paid to holders of unvested restricted stock and stock units upon vesting.

In April 2012, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $206 million) to be paid on June 29, 2012, to shareholders of record on June 20, 2012.

Noncontrolling Interests

On February 28, 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $599.8 million) to SCL shareholders of record on February 20, 2012 (of which the Company retained $421.6 million). In addition, during the three months ended March 31, 2012, the Company distributed $2.2 million to certain of its noncontrolling interests.

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	760,437,437	723,389,226
Potential dilution from stock options, warrants and restricted stock and stock units	58,359,718	87,850,016

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	818,797,155	811,239,242

Antidilutive stock options, warrants and restricted stock and stock units excluded from the calculation of diluted earnings per share	4,269,417	5,334,276

Accumulated Other Comprehensive Income

As of March 31, 2012 and December 31, 2011, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

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

As of March 31, 2012 and December 31, 2011, the Company’s joint ventures had total assets of $108.1 million and $108.4 million, respectively, and total liabilities of $107.8 million and $104.3 million, respectively.

NOTE 6 — INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macao and Singapore. In 2010 and 2011, the Internal Revenue Service (“IRS”) issued Revenue Agent’s Reports for tax years 2005 through 2008 and 2009, respectively, of which the Company is appealing certain adjustments proposed by the IRS. The Company disagrees with several of the proposed adjustments and submitted a protest and a request for an appeals conference to the IRS. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2012, may decrease by a range of $0 to $24 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals in connection with the IRS audit of the Company’s 2005 through 2008 consolidated federal income tax returns. The Company is subject to examination for tax years after 2006 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.

During the three months ended March 31, 2012, a wholly owned foreign subsidiary paid a dividend resulting in incremental U.S. taxable income. The receipt of the dividend did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. federal net operating loss and the U.S. foreign tax credits generated as a result of the dividend. In addition, the dividend generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2012. The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on March 31, 2012) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended March 31,
	2012	2011
Compensation expense:
Stock options	$10,866	$15,301
Restricted stock and stock units	8,300	4,938

	$19,166	$20,239

Compensation cost capitalized as part of property and equipment	$218	$600

LVSC 2004 Plan:
Stock options granted	51	230

Weighted average grant date fair value	$35.49	$36.22

Restricted stock granted	497	620

Weighted average grant date fair value	$53.30	$48.01

Restricted stock units granted	13	—

Weighted average grant date fair value	$51.07	$—

SCL Equity Plan:
Stock options granted	2,435	2,746

Weighted average grant date fair value	$1.68	$1.52

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
LVSC 2004 Plan:
Weighted average volatility	95.3%	94.3%
Expected term (in years)	6.3	6.3
Risk-free rate	1.1%	2.8%
Expected dividends	1.9%	—
SCL Equity Plan:
Weighted average volatility	70.4%	68.9%
Expected term (in years)	6.2	6.3
Risk-free rate	0.6%	1.7%
Expected dividends	4.0%	—

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

The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Cash equivalents(1)	$2,796,052	$2,796,052	$—	$—
Interest rate caps(2)	$201	$—	$201	$—
As of December 31, 2011
Cash equivalents(1)	$2,766,796	$2,766,796	$—	$—
Interest rate caps(2)	$1,195	$—	$1,195	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of March 31, 2012 and December 31, 2011, the Company had 37 and 38 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.2 million and $1.2 million, respectively, based on quoted market values from the institutions holding the agreements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. As such, the Company is unable at this time to determine the probability of the outcome or range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Supreme Court of Nevada regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

(UNAUDITED)

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

On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On March 23, 2012, Ernest Kleinschmidt filed a shareholder derivative action (the “Kleinschmidt action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Michael A. Leven, Irwin A. Siegel, Jeffrey H. Schwartz, Jason N. Ader, Charles D. Forman, Irwin Chafetz and George P. Koo, who are currently members of the Board of Directors, and Wing T. Chao, Andrew R. Heyer, James Purcell, Bradley H. Stone and William P. Weidner, who are former members of the Board of Directors and/or executives of the Company. The complaint alleges, among other things, breach of fiduciary duties for disseminating false and misleading information, failing to maintain internal controls and failing to properly oversee and manage the Company, and unjust enrichment. The complaint seeks, among other relief, unspecified damages, direction to LVSC to take unspecified actions to improve its corporate governance and internal procedures, restitution and disgorgement of profits, and attorneys’ fees, costs and related expenses for the plaintiff. The Company has not been served with the complaint in the Kleinschmidt action and, therefore, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Venetian Casino Resort, LLC (“VCR,” and collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.1 million at exchange rates in effect on March 31, 2012) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

As previously disclosed by the Company, on February 5, 2007, AAEC brought a similar claim (the “Prior Action”) in the U.S. District Court, against Las Vegas Sands Inc. (now known as Las Vegas Sands, LLC), VCR and Venetian Venture Development, LLC, which are subsidiaries of the Company, and William P. Weidner and David Friedman, who are former executives of the Company. The U.S. District Court entered an order on April 16, 2010, dismissing the Prior Action. On April 20, 2012, LVSLLC, VCR and LVS (Nevada) filed an injunctive action (the “Nevada Action”) against AAEC in the U.S. District Court seeking to enjoin AAEC from proceeding with the Macao Action based on AAEC’s filing, and the U.S. District Court’s dismissal, of the Prior Action. The U.S. District Court has not ruled on the Nevada Action.

Other Agreements

The Company’s agreement with Starwood related to the Las Vegas Condo Tower has been terminated in connection with the suspension of the project and management is currently evaluating alternatives for branding the project. If the Company is unsuccessful in rebranding its Las Vegas Condo Tower, such measures could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

NOTE 10 — SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Macao; Four Seasons Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are Sands Cotai Central (which opened phase I in April 2012) and Cotai Strip parcels 3 and 7 and 8 (included in Other Development Projects) in Macao and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. Corporate and Other also includes the corporate activities of the Company. The information for the three months ended March 31, 2011, has been reclassified to conform to the current presentation. The Company’s segment information as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net Revenues:
Macao:
The Venetian Macao	$772,760	$638,269
Sands Macao	349,083	322,793
Four Seasons Macao	299,604	172,107
Other Asia	35,568	33,773

	1,457,015	1,166,942
Marina Bay Sands	848,669	584,925
United States:
Las Vegas Operating Properties	384,603	305,075
Sands Bethlehem	115,562	91,030

	500,165	396,105
Intersegment eliminations	(43,107)	(36,053)

Total net revenues	$2,762,742	$2,111,919

Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$281,933	$228,400
Sands Macao	106,956	92,648
Four Seasons Macao	67,519	57,547
Other Asia	(5,722)	(4,606)

	450,686	373,989
Marina Bay Sands	472,519	284,471
United States:
Las Vegas Operating Properties	115,806	65,165
Sands Bethlehem	27,502	22,109

	143,308	87,274

Total adjusted property EBITDA	1,066,513	745,734
Other Operating Costs and Expenses
Stock-based compensation	(9,169)	(8,295)
Corporate	(48,955)	(37,576)
Pre-opening	(51,459)	(9,471)
Development	(1,198)	(573)
Depreciation and amortization	(194,747)	(190,237)
Amortization of leasehold interests in land	(9,945)	(13,156)
Impairment loss	(42,893)	—
Loss on disposal of assets	(593)	(499)

Operating income	707,554	485,927
Other Non-Operating Costs and Expenses
Interest income	5,648	2,047
Interest expense, net of amounts capitalized	(64,672)	(73,585)
Other expense	(3,419)	(4,675)
Loss on early retirement of debt	(2,831)	—
Income tax expense	(63,171)	(45,211)

Net income	$579,109	$364,503

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(1)

Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other expense, loss on early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Three Months Ended
	March 31,
	2012	2011
Intersegment Revenues
Macao:
The Venetian Macao	$913	$895
Other Asia	6,416	7,901

	7,329	8,796
Marina Bay Sands	488	197
Las Vegas Operating Properties	35,290	27,060

Total intersegment revenues	$43,107	$36,053

	Three Months Ended
	March 31,
	2012	2011
Capital Expenditures
Corporate and Other	$5,024	$2,845
Macao:
The Venetian Macao	20,606	—
Sands Macao	4,729	—
Four Seasons Macao	16,705	1,293
Sands Cotai Central	262,986	140,993
Other Asia	232	2,819
Other Development Projects	44	—

	305,302	145,105
Marina Bay Sands	62,391	157,984
United States:
Las Vegas Operating Properties	16,509	8,402
Sands Bethlehem	9,034	18,172

	25,543	26,574

Total capital expenditures	$398,260	$332,508

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	March 31,	December 31,
	2012	2011
Total Assets
Corporate and Other	$1,622,256	$644,645
Macao:
The Venetian Macao	2,865,502	3,199,194
Sands Macao	506,535	485,231
Four Seasons Macao	1,329,780	1,267,977
Sands Cotai Central	3,690,709	4,333,406
Other Asia	356,681	328,415
Other Development Projects	206,885	206,150

	8,956,092	9,820,373
Marina Bay Sands	7,194,070	6,794,258
United States:
Las Vegas Operating Properties	4,208,296	4,105,618
Sands Bethlehem	890,318	879,229

	5,098,614	4,984,847

Total assets	$22,871,032	$22,244,123

	March 31,	December 31,
	2012	2011
Total Long-Lived Assets
Corporate and Other	$315,433	$312,860
Macao:
The Venetian Macao	1,967,123	2,002,751
Sands Macao	289,176	291,620
Four Seasons Macao	998,287	1,006,441
Sands Cotai Central	3,315,125	3,053,551
Other Asia	212,936	216,030
Other Development Projects	197,819	197,079

	6,980,466	6,767,472
Marina Bay Sands	5,619,695	5,471,376
United States:
Las Vegas Operating Properties	3,204,503	3,244,090
Sands Bethlehem	623,854	625,649

	3,828,357	3,869,739

Total long-lived assets	$16,743,951	$16,421,447

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Restricted Subsidiaries”), are all part of the Senior Secured Credit Facility. The noncontrolling interest amount included in the Restricted Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $6.6 million (consisting of $260.8 million of property and equipment, offset by $267.4 million of liabilities consisting primarily of deferred proceeds from the sale) and $3.0 million (consisting of $264.1 million of property and equipment, offset by $267.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of March 31, 2012 and December 31, 2011, respectively, and a net loss (consisting primarily of depreciation expense) of $3.8 million for the three months ended March 31, 2012, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company revised its condensed consolidating statements of cash flows for three months ended March 31, 2011, to correct the classification of dividends received by Las Vegas Sands Corp. from the Restricted Subsidiaries. The revision was made to appropriately classify dividends received that represent a return on investment as an operating activity. The revision resulted in an increase of $28.6 million to the Las Vegas Sands Corp.’s “net cash generated from operating activities” for the three months ended March 31, 2011, with a corresponding decrease to “net cash generated from investing activities.” The Company will revise the Las Vegas Sands Corp. column in the condensed consolidating statements of cash flows to increase “net cash generated from operating activities” by $49.1 million and $85.3 million, for the six months ended June 30, 2011, and the nine months ended September 30, 2011, respectively, with a corresponding decrease to “net cash generated from investing activities” the next time they are filed. The Company will also revise the Restricted Subsidiaries column in the condensed consolidating statements of cash flows to increase “net cash generated from operating activities” by $60.0 million for the nine months ended September 30, 2011, with a corresponding decrease to “net cash generated from investing activities” the next time they are filed. The revision will be made to appropriately classify dividends received by the Restricted Subsidiaries from the non-restricted subsidiaries that represent a return on investment. These revisions, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the Las Vegas Sands Corp. and Restricted Subsidiaries columns of the condensed consolidating statements of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$179,599	$850,810	$3,025,951	$—	$4,056,360
Restricted cash and cash equivalents	—	34	4,840	—	4,874
Intercompany receivables	179,686	47,999	—	(227,685)	—
Accounts receivable, net	1,565	263,950	1,264,825	—	1,530,340
Inventories	2,459	11,975	25,580	—	40,014
Deferred income taxes, net	—	33,837	610	(19,381)	15,066
Prepaid expenses and other	11,968	9,814	54,654	(351)	76,085

Total current assets	375,277	1,218,419	4,376,460	(247,417)	5,722,739
Property and equipment, net	139,704	3,352,544	11,837,354	—	15,329,602
Investment in subsidiaries	8,426,648	6,545,431	—	(14,972,079)	—
Deferred financing costs, net	281	18,673	144,265	—	163,219
Restricted cash and cash equivalents	—	2,466	—	—	2,466
Intercompany receivables	31,423	145,581	—	(177,004)	—
Intercompany notes receivable	—	829,788	—	(829,788)	—
Deferred income taxes, net	65,879	—	—	(46,990)	18,889
Leasehold interests in land, net	—	—	1,414,349	—	1,414,349
Intangible assets, net	690	—	77,327	—	78,017
Other assets, net	113	24,392	117,246	—	141,751

Total assets	$9,040,015	$12,137,294	$17,967,001	$(16,273,278)	$22,871,032

Accounts payable	$19,708	$23,129	$62,368	$—	$105,205
Construction payables	1,722	5,324	304,522	—	311,568
Intercompany payables	—	174,271	53,414	(227,685)	—
Accrued interest payable	101	1,039	5,797	—	6,937
Other accrued liabilities	10,248	196,662	1,216,021	—	1,422,931
Income taxes payable	—	7	177,197	(351)	176,853
Deferred income taxes	19,381	—	—	(19,381)	—
Current maturities of long-term debt	3,688	30,549	435,087	—	469,324

Total current liabilities	54,848	430,981	2,254,406	(247,417)	2,492,818
Other long-term liabilities	35,326	10,729	58,984	—	105,039
Intercompany payables	73,240	—	103,764	(177,004)	—
Intercompany notes payable	—	—	829,788	(829,788)	—
Deferred income taxes	—	47,156	159,261	(46,990)	159,427
Deferred amounts related to mall transactions	—	433,251	—	—	433,251
Long-term debt	70,125	2,831,733	6,480,791	—	9,382,649

Total liabilities	233,539	3,753,850	9,886,994	(1,301,199)	12,573,184

Total Las Vegas Sands Corp. stockholders’ equity	8,806,476	8,383,039	6,589,040	(14,972,079)	8,806,476
Noncontrolling interests	—	405	1,490,967	—	1,491,372

Total equity	8,806,476	8,383,444	8,080,007	(14,972,079)	10,297,848

Total liabilities and equity	$9,040,015	$12,137,294	$17,967,001	$(16,273,278)	$22,871,032

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$12,849	$689,642	$3,200,227	$—	$3,902,718
Restricted cash and cash equivalents	—	185	4,643	—	4,828
Intercompany receivables	127,302	43,793	—	(171,095)	—
Accounts receivable, net	1,047	226,869	1,108,901	—	1,336,817
Inventories	2,434	9,633	22,923	—	34,990
Deferred income taxes, net	38,806	32,867	519	—	72,192
Prepaid expenses and other	10,263	4,259	31,085	—	45,607

Total current assets	192,701	1,007,248	4,368,298	(171,095)	5,397,152
Property and equipment, net	137,044	3,391,316	11,502,619	—	15,030,979
Investment in subsidiaries	7,891,281	6,263,974	—	(14,155,255)	—
Deferred financing costs, net	608	20,677	152,351	—	173,636
Restricted cash and cash equivalents	—	2,315	—	—	2,315
Intercompany receivables	31,162	128,270	—	(159,432)	—
Intercompany notes receivable	—	794,286	—	(794,286)	—
Deferred income taxes, net	544	—	—	(391)	153
Leasehold interests in land, net	—	—	1,390,468	—	1,390,468
Intangible assets, net	690	—	79,378	—	80,068
Other assets, net	112	18,778	150,462	—	169,352

Total assets	$8,254,142	$11,626,864	$17,643,576	$(15,280,459)	$22,244,123

Accounts payable	$15,084	$23,397	$65,632	$—	$104,113
Construction payables	280	4,477	355,152	—	359,909
Intercompany payables	—	119,203	51,892	(171,095)	—
Accrued interest payable	4,674	1,087	25,907	—	31,668
Other accrued liabilities	28,100	212,279	1,198,731	—	1,439,110
Income taxes payable	—	4	108,056	—	108,060
Current maturities of long-term debt	3,688	30,561	421,597	—	455,846

Total current liabilities	51,826	391,008	2,226,967	(171,095)	2,498,706
Other long-term liabilities	26,215	10,723	52,507	—	89,445
Intercompany payables	65,201	—	94,231	(159,432)	—
Intercompany notes payable	—	—	794,286	(794,286)	—
Deferred income taxes	—	48,471	157,358	(391)	205,438
Deferred amounts related to mall transactions	—	434,251	—	—	434,251
Long-term debt	260,211	2,839,369	6,477,551	—	9,577,131

Total liabilities	403,453	3,723,822	9,802,900	(1,125,204)	12,804,971

Total Las Vegas Sands Corp. stockholders’ equity	7,850,689	7,902,637	6,252,618	(14,155,255)	7,850,689
Noncontrolling interests	—	405	1,588,058	—	1,588,463

Total equity	7,850,689	7,903,042	7,840,676	(14,155,255)	9,439,152

Total liabilities and equity	$8,254,142	$11,626,864	$17,643,576	$(15,280,459)	$22,244,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$158,694	$2,107,799	$—	$2,266,493
Rooms	—	113,449	154,278	—	267,727
Food and beverage	—	47,854	105,601	—	153,455
Mall	—	—	71,418	—	71,418
Convention, retail and other	—	75,840	91,278	(37,401)	129,717

	—	395,837	2,530,374	(37,401)	2,888,810
Less — promotional allowances	(233)	(22,385)	(102,997)	(453)	(126,068)

Net revenues	(233)	373,452	2,427,377	(37,854)	2,762,742

Operating expenses:
Casino	—	78,164	1,130,005	(618)	1,207,551
Rooms	—	33,126	19,661	(1)	52,786
Food and beverage	—	22,796	56,600	(1,095)	78,301
Mall	—	—	16,301	—	16,301
Convention, retail and other	—	20,712	62,117	(3,305)	79,524
Provision for doubtful accounts	—	6,548	45,670	—	52,218
General and administrative	—	68,489	150,444	(216)	218,717
Corporate	46,195	91	35,281	(32,612)	48,955
Pre-opening	—	—	51,460	(1)	51,459
Development	1,204	—	—	(6)	1,198
Depreciation and amortization	3,587	55,899	135,261	—	194,747
Amortization of leasehold interests in land	—	—	9,945	—	9,945
Impairment loss	—	—	42,893	—	42,893
Loss on disposal of assets	—	402	191	—	593

	50,986	286,227	1,755,829	(37,854)	2,055,188

Operating income (loss)	(51,219)	87,225	671,548	—	707,554
Other income (expense):
Interest income	98	31,476	5,292	(31,218)	5,648
Interest expense, net of amounts capitalized	(3,358)	(25,368)	(67,164)	31,218	(64,672)
Other income (expense)	(47)	339	(3,711)	—	(3,419)
Loss on early retirement of debt	(2,831)	—	—	—	(2,831)
Income from equity investments in subsidiaries	528,287	420,352	—	(948,639)	—

Income before income taxes	470,930	514,024	605,965	(948,639)	642,280
Income tax benefit (expense)	28,012	(27,375)	(63,808)	—	(63,171)

Net income	498,942	486,649	542,157	(948,639)	579,109
Net income attributable to noncontrolling interests	—	(525)	(79,642)	—	(80,167)

Net income attributable to Las Vegas Sands Corp.	$498,942	$486,124	$462,515	$(948,639)	$498,942

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$—	$83,123	$1,581,366	$—	$1,664,489
Rooms	—	112,874	119,100	—	231,974
Food and beverage	—	50,307	95,086	—	145,393
Mall	—	—	55,865	—	55,865
Convention, retail and other	—	64,543	74,194	(29,947)	108,790

	—	310,847	1,925,611	(29,947)	2,206,511
Less — promotional allowances	(163)	(17,626)	(76,396)	(407)	(94,592)

Net revenues	(163)	293,221	1,849,215	(30,354)	2,111,919

Operating expenses:
Casino	—	64,368	857,745	(577)	921,536
Rooms	—	32,248	16,205	—	48,453
Food and beverage	—	23,596	49,563	(1,456)	71,703
Mall	—	—	12,104	—	12,104
Convention, retail and other	—	21,153	58,478	(4,490)	75,141
Provision for doubtful accounts	—	6,096	28,962	—	35,058
General and administrative	—	60,732	149,973	(220)	210,485
Corporate	32,980	55	28,152	(23,611)	37,576
Pre-opening	—	—	9,471	—	9,471
Development	573	—	—	—	573
Depreciation and amortization	4,183	52,813	133,241	—	190,237
Amortization of leasehold interests in land	—	—	13,156	—	13,156
(Gain) loss on disposal of assets	—	(55)	554	—	499

	37,736	261,006	1,357,604	(30,354)	1,625,992

Operating income (loss)	(37,899)	32,215	491,611	—	485,927
Other income (expense):
Interest income	557	25,275	1,292	(25,077)	2,047
Interest expense, net of amounts capitalized	(3,450)	(23,072)	(72,140)	25,077	(73,585)
Other expense	—	(717)	(3,958)	—	(4,675)
Income from equity investments in subsidiaries	328,939	277,722	—	(606,661)	—

Income before income taxes	288,147	311,423	416,805	(606,661)	409,714
Income tax benefit (expense)	1,176	(9,052)	(37,335)	—	(45,211)

Net income	289,323	302,371	379,470	(606,661)	364,503
Net income attributable to noncontrolling interests	—	—	(75,180)	—	(75,180)

Net income attributable to Las Vegas Sands Corp.	$289,323	$302,371	$304,290	$(606,661)	$289,323

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total

Net income	$498,942	$486,649	$542,157	$(948,639)	$579,109
Currency translation adjustment	97,831	83,269	98,878	(181,100)	98,878

Total comprehensive income	596,773	569,918	641,035	(1,129,739)	677,987
Comprehensive income attributable to noncontrolling interests	—	(525)	(80,689)	—	(81,214)

Comprehensive income attributable to Las Vegas Sands Corp.	$596,773	$569,393	$560,346	$(1,129,739)	$596,773

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$289,323	$302,371	$379,470	$(606,661)	$364,503
Currency translation adjustment	34,493	28,252	31,956	(62,745)	31,956

Total comprehensive income	323,816	330,623	411,426	(669,406)	396,459
Comprehensive income attributable to noncontrolling interests	—	—	(72,643)	—	(72,643)

Comprehensive income attributable to Las Vegas Sands Corp.	$323,816	$330,623	$338,783	$(669,406)	$323,816

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$22,116	$273,221	$472,362	$(100,248)	$667,451

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(195)	—	(195)
Capital expenditures	(4,805)	(16,694)	(376,761)	—	(398,260)
Proceeds from disposal of property and equipment	—	11	750	—	761
Notes receivable to non-restricted subsidiaries	—	(5,198)	—	5,198	—
Dividends received from non-restricted subsidiaries	—	268,000	—	(268,000)	—
Repayment of receivable from non-restricted subsidiaries	—	250	—	(250)	—
Capital contributions to subsidiaries	(33)	(250,000)	—	250,033	—

Net cash used in investing activities	(4,838)	(3,631)	(376,206)	(13,019)	(397,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	19,183	—	2,076	—	21,259
Proceeds from the exercise of warrants	526,168	—	—	—	526,168
Dividends paid	(205,245)	—	(178,218)	—	(383,463)
Distributions to noncontrolling interests	—	(525)	(1,670)	—	(2,195)
Dividends paid to Las Vegas Sands Corp.	—	(100,248)	—	100,248	—
Dividends paid to Restricted Subsidiaries	—	—	(268,000)	268,000	—
Capital contributions received	—	—	250,033	(250,033)	—
Borrowings from Restricted Subsidiaries	—	—	5,198	(5,198)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(250)	250	—
Repayments on Singapore credit facility	—	—	(98,577)	—	(98,577)
Repayments on senior secured credit facility	—	(7,234)	—	—	(7,234)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(8,779)	—	(8,779)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC	—	(415)	—	—	(415)
Repayments on other long-term debt	—	—	(592)	—	(592)
Payments of deferred financing costs	—	—	(114)	—	(114)

Net cash generated from (used in) financing activities	149,472	(108,422)	(298,893)	113,267	(144,576)

Effect of exchange rate on cash	—	—	28,461	—	28,461

Increase (decrease) in cash and cash equivalents	166,750	161,168	(174,276)	—	153,642
Cash and cash equivalents at beginning of period	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of period	$179,599	$850,810	$3,025,951	$—	$4,056,360

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from (used in) operating activities	$(21,295)	$46,192	$422,045	$(28,564)	$418,378

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	149,962	—	149,962
Capital expenditures	(2,429)	(8,760)	(321,319)	—	(332,508)
Proceeds from disposal of property and equipment	—	—	3,097	—	3,097
Acquisition of intangible assets	(100)	—	(229)	—	(329)
Notes receivable to non-restricted subsidiaries	—	(18,110)	—	18,110	—
Dividends received from non-restricted subsidiaries	—	23,400	—	(23,400)	—
Capital contributions to subsidiaries	(50,000)	—	—	50,000	—

Net cash used in investing activities	(52,529)	(3,470)	(168,489)	44,710	(179,778)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,420	—	91	—	8,511
Proceeds from the exercise of warrants	5,760	—	—	—	5,760
Dividends paid	(19,598)	—	—	—	(19,598)
Dividends paid to Las Vegas Sands Corp.	—	(28,564)	—	28,564	—
Dividends paid to Restricted Subsidiaries	—	—	(23,400)	23,400	—
Capital contributions received	—	50,000	—	(50,000)	—
Borrowings from Restricted Subsidiaries	—	—	18,110	(18,110)	—
Repayments on Singapore credit facility	—	—	(97,691)	—	(97,691)
Repayments on senior secured credit facility	—	(7,234)	—	—	(7,234)
Repayments on VML credit facility	—	—	(6,250)	—	(6,250)
Repayments on ferry financing	—	—	(8,745)	—	(8,745)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC	—	(426)	—	—	(426)
Repayments on other long-term debt	—	—	(453)	—	(453)
Repurchase of preferred stock	(4,544)	—	—	—	(4,544)
Payments of preferred stock inducement premium	(16,201)	—	—	—	(16,201)

Net cash generated from (used in) financing activities	(27,085)	13,776	(118,338)	(16,146)	(147,793)

Effect of exchange rate on cash	—	—	6,053	—	6,053

Increase (decrease) in cash and cash equivalents	(100,909)	56,498	141,271	—	96,860
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$930,935	$468,724	$1,734,282	$—	$3,133,941

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

Operations

We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; Sands Cotai Central, which opened phase I in April 2012; and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure.

Macao

We own 70.3% of Sands China Ltd. (“SCL”), which includes the operations of the Sands Macao, The Venetian Macao, Four Seasons Macao, Sands Cotai Central and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.

We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 200 acres in Macao (consisting of parcels referred to as 1, 2, 3, 5 and 6 and 7 and 8). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 534,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 83.8% and 84.0% of the gross revenue at The Venetian Macao for the three months ended March 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.

We own the Four Seasons Macao, which is located on parcel 2 and is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites managed and operated by Four Seasons Hotels Inc., and features 19 Paiza mansions; approximately 91,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize units within the Four Seasons Apartments after the necessary government approvals are obtained and future demand warrants it. Approximately 91.0% and 89.8% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from mall and other non-gaming sources.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 197,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 95.0% and 94.6% of the gross revenue at the Sands Macao for the three months ended March 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder primarily derived from food and beverage.

In April 2012, we opened phase I of our Sands Cotai Central integrated resort, which is located on parcels 5 and 6 and is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand; a variety of retail offerings; more than 300,000 square feet of meeting space; several food and beverage establishments; along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature nearly 2,000 Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,000 rooms and suites under the Sheraton Towers brand. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. The total cost to complete phases I and II is expected to be approximately $1.2 billion. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2012, we have capitalized costs of $3.32 billion for the entire project, including the land premium (net of amortization) and $213.6 million in outstanding construction payables.

Singapore

We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 78.8% and 75.3% of the gross revenue at the Marina Bay Sands for the three months ended March 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

United States

Las Vegas

Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Club, offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; entertainment facilities and enclosed retail, dining and entertainment complexes located within The Venetian Las Vegas (“The Grand Canal Shoppes”) and The Palazzo (“The Shoppes at The Palazzo”), both of which were sold to GGP Limited Partnership (“GGP”). See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.

Approximately 61.1% and 74.3% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2012 and 2011, respectively, was derived from room, food and beverage and other non-gaming sources, and 38.9% and 25.7%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; and is the broadcast home of the local PBS affiliate. We have recommenced construction on the remaining component of the integrated resort, a 50,000-square-foot multipurpose event center (expected to open in the second quarter of 2012). Sands Bethlehem is also expected to be home to the National Museum of Industrial History. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 89.5% and 92.0% of the gross revenue at Sands Bethlehem for the three months ended March 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from food and beverage and other non-gaming sources.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2011 Annual Report on Form 10-K filed on February 29, 2012.

There were no newly identified significant accounting estimates during the three months ended March 31, 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our 2011 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Net revenues	$2,762,742	$2,111,919	30.8%
Operating expenses	2,055,188	1,625,992	26.4%
Operating income	707,554	485,927	45.6%
Income before income taxes	642,280	409,714	56.8%
Net income	579,109	364,503	58.9%
Net income attributable to Las Vegas Sands Corp.	498,942	289,323	72.5%

	Percent of Net Revenues
	Three Months Ended March 31,
	2012	2011
Operating expenses	74.4%	77.0%
Operating income	25.6%	23.0%
Income before income taxes	23.2%	19.4%
Net income	21.0%	17.3%
Net income attributable to Las Vegas Sands Corp.	18.1%	13.7%

Operating Results

Key Operating Revenue Measurements

Operating revenues at The Venetian Macao, Four Seasons Macao, Sands Cotai Central (which opened in April 2012), Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play (including similar electronic gaming devices). Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 27.3%, 20.5%, 40.3% and 23.0% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 6.4%, 5.5%, 5.7% and 5.3% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 31.2% and 37.3%, respectively of our table games play was conducted on a credit basis for the three months ended March 31, 2012.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Based upon our mix of table games, our table games have produced a trailing 12-month win percentage (calculated before discounts) of 17.9% and 14.8% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.7% and 7.2% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Approximately 75.6% of our table games play in Las Vegas, for three months ended March 31, 2012, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$2,266,493	$1,664,489	36.2%
Rooms	267,727	231,974	15.4%
Food and beverage	153,455	145,393	5.5%
Mall	71,418	55,865	27.8%
Convention, retail and other	129,717	108,790	19.2%

	2,888,810	2,206,511	30.9%
Less - promotional allowances	(126,068)	(94,592)	(33.3)%

Total net revenues	$2,762,742	$2,111,919	30.8%

Consolidated net revenues were $2.76 billion for the three months ended March 31, 2012, an increase of $650.8 million compared to $2.11 billion for the three months ended March 31, 2011. The increase in net revenues was driven by an increase of $290.1 million across all of our Macao operations and a $263.7 million increase at Marina Bay Sands.

Casino revenues increased $602.0 million compared to the three months ended March 31, 2011. Of the increase, $268.0 million was attributable to our Macao operations, driven by an increase in Rolling Chip volume at Four Seasons Macao, and a $236.9 million increase at Marina Bay Sands, driven by increases in Rolling Chip win percentage and volume, and Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$673,874	$553,417	21.8%
Non-Rolling Chip drop	$1,105,557	$980,605	12.7%
Non-Rolling Chip win percentage	30.7%	27.9%	2.8	pts
Rolling Chip volume	$13,801,574	$12,388,979	11.4%
Rolling Chip win percentage	2.93%	2.69%	0.24	pts
Slot handle	$1,240,841	$743,071	67.0%
Slot hold percentage	5.6%	6.9%	(1.3	)pts
Sands Macao
Total casino revenues	$341,078	$315,674	8.0%
Non-Rolling Chip drop	$707,845	$688,680	2.8%
Non-Rolling Chip win percentage	21.2%	20.3%	0.9	pts
Rolling Chip volume	$6,433,477	$8,269,381	(22.2)%
Rolling Chip win percentage	3.73%	2.75%	0.98	pts
Slot handle	$663,244	$435,865	52.2%
Slot hold percentage	4.4%	6.5%	(2.1	)pts
Four Seasons Macao
Total casino revenues	$282,914	$160,823	75.9%
Non-Rolling Chip drop	$105,934	$82,443	28.5%
Non-Rolling Chip win percentage	41.7%	40.1%	1.6	pts
Rolling Chip volume	$12,703,170	$3,947,963	221.8%
Rolling Chip win percentage	2.83%	3.90%	(1.07	)pts
Slot handle	$198,247	$187,504	5.7%
Slot hold percentage	6.0%	6.5%	(0.5	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$701,282	$464,397	51.0%
Non-Rolling Chip drop	$1,167,013	$986,444	18.3%
Non-Rolling Chip win percentage	22.2%	22.6%	(0.4	)pts
Rolling Chip volume	$12,804,546	$10,132,339	26.4%
Rolling Chip win percentage	3.58%	2.56%	1.02	pts
Slot handle	$2,740,649	$2,041,765	34.2%
Slot hold percentage	5.4%	5.3%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$158,694	$83,123	90.9%
Table games drop	$609,019	$476,582	27.8%
Table games win percentage	24.0%	13.3%	10.7	pts
Slot handle	$483,826	$407,348	18.8%
Slot hold percentage	8.5%	8.5%	—	pts
Sands Bethlehem
Total casino revenues	$108,651	$87,055	24.8%
Table games drop	$201,504	$118,965	69.4%
Table games win percentage	14.9%	16.7%	(1.8	)pts
Slot handle	$1,033,651	$881,378	17.3%
Slot hold percentage	7.3%	7.4%	(0.1	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $35.8 million compared to the three months ended March 31, 2011. The increase was primarily due to a $21.3 million increase at Marina Bay Sands and a $12.0 million increase at our Macao operations driven by increases in occupancy and average daily room rates. The hotel tower at Sands Bethlehem opened in May 2011. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2012	2011	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$58,968	$50,225	17.4%
Occupancy rate	93.4%	86.5%	6.9	pts
Average daily room rate	$244	$227	7.5%
Revenue per available room	$228	$197	15.7%
Sands Macao
Total room revenues	$6,155	$5,535	11.2%
Occupancy rate	93.8%	84.9%	8.9	pts
Average daily room rate	$252	$251	0.4%
Revenue per available room	$236	$213	10.8%
Four Seasons Macao
Total room revenues	$10,096	$7,506	34.5%
Occupancy rate	82.3%	64.6%	17.7	pts
Average daily room rate	$360	$341	5.6%
Revenue per available room	$296	$220	34.5%
Singapore Operations:
Marina Bay Sands
Total room revenues	$77,136	$55,834	38.2%
Occupancy rate	98.4%	86.3%	12.1	pts
Average daily room rate	$341	$285	19.6%
Revenue per available room	$335	$246	36.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$113,449	$112,874	0.5%
Occupancy rate	83.4%	83.9%	(0.5	)pts
Average daily room rate	$214	$212	0.9%
Revenue per available room	$178	$178	—%
Sands Bethlehem
Total room revenues	$1,923	$—	—%
Occupancy rate	50.3%	—%	—	pts
Average daily room rate	$139	$—	—%
Revenue per available room	$70	$—	—%

Food and beverage revenues increased $8.1 million compared to the three months ended March 31, 2011. The increase was due to a $4.2 million increase at The Venetian Macao and a $3.9 million increase at Marina Bay Sands.

Mall revenues increased $15.6 million compared to the three months ended March 31, 2011. The increase was primarily due to a $6.9 million increase at Marina Bay Sands, driven by an increase in mall occupancy, as well as a $5.2 million increase at Four Seasons Macao, driven by higher overage rent. The following table summarizes the results of our mall activity:

	Three Months Ended March 31,
	2012	2011	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$26,115	$22,950	13.8%
Mall gross leasable area (in square feet)	817,361	834,324	(2.0)%
Occupancy	89.8%	91.1%	(1.3	)pts
Base rent per square foot	$133	$118	12.7%
Tenant sales per square foot	$1,121	$800	40.1%
The Shoppes at Four Seasons
Total mall revenues	$10,459	$5,292	97.6%
Mall gross leasable area (in square feet)	189,082	192,172	(1.6)%
Occupancy	91.6%	93.3%	(1.7	)pts
Base rent per square foot	$155	$144	7.6%
Tenant sales per square foot	$3,744	$2,218	68.8%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$34,534	$27,623	25.0%
Mall gross leasable area (in square feet)	629,982	621,913	1.3%
Occupancy	94.9%	72.5%	22.4	pts
Base rent per square foot	$198	$148	33.8%
Tenant sales per square foot(1)	$1,302	$—	—%
U.S. Operations:
The Shoppes at Sands Bethlehem(2)
Total mall revenues	$310	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%
Occupancy	39.3%	—%	—	pts

(1)	The Shoppes at Marina Bay Sands opened in April 2010.
(2)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Shoppes at Sands Bethlehem began in November 2011.

Convention, retail and other revenues increased $20.9 million compared to the three months ended March 31, 2011. The increase was due to a $9.4 million increase at The Venetian Macao, driven by increased entertainment revenue, as well as a $4.1 million increase at Marina Bay Sands.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$1,207,551	$921,536	31.0%
Rooms	52,786	48,453	8.9%
Food and beverage	78,301	71,703	9.2%
Mall	16,301	12,104	34.7%
Convention, retail and other	79,524	75,141	5.8%
Provision for doubtful accounts	52,218	35,058	48.9%
General and administrative	218,717	210,485	3.9%
Corporate	48,955	37,576	30.3%
Pre-opening	51,459	9,471	443.3%
Development	1,198	573	109.1%
Depreciation and amortization	194,747	190,237	2.4%
Amortization of leasehold interests in land	9,945	13,156	(24.4)%
Impairment loss	42,893	—	—
Loss on disposal of assets	593	499	18.8%

Total operating expenses	$2,055,188	$1,625,992	26.4%

Operating expenses were $2.06 billion for the three months ended March 31, 2012, an increase of $429.2 million compared to $1.63 billion for the three months ended March 31, 2011. The increase in operating expenses was primarily attributable to increased casino activity across all properties, an increase in pre-opening expense and a $42.9 million impairment charge.

Casino expenses increased $286.0 million compared to the three months ended March 31, 2011. Of the increase, $154.4 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macao operations and $56.0 million was attributable to the Marina Bay Sands.

Room, food and beverage, mall and convention, retail and other expenses increased $4.3 million, $6.6 million, $4.2 million and $4.4 million, respectively, compared to the three months ended March 31, 2011. The increases were driven by the associated increases in the related revenues described above.

The provision for doubtful accounts was $52.2 million for the three months ended March 31, 2012, compared to $35.1 million for the three months ended March 31, 2011. The increase was primarily due to a $13.0 million increase at Marina Bay Sands driven by an increase in accounts receivable related to credit extended to gaming patrons. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

Corporate expenses increased $11.4 million compared to the three months ended March 31, 2011. The increase was primarily due to an increase in legal fees.

Pre-opening expenses were $51.5 million for the three months ended March 31, 2012, compared to $9.5 million for the three months ended March 31, 2011. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2012 and 2011 were primarily related to activities at Sands Cotai Central, phase I of which opened in April 2012.

The impairment loss of $42.9 million for the three months ended March 31, 2012, was due to the termination of the ZAiA show at The Venetian Macao.

Adjusted Property EBITDA

Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other income (expense), loss on early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended March 31,
			Percent
	2012	2011	Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$281,933	$228,400	23.4%
Sands Macao	106,956	92,648	15.4%
Four Seasons Macao	67,519	57,547	17.3%
Other Asia	(5,722)	(4,606)	(24.2)%

	450,686	373,989	20.5%
Marina Bay Sands	472,519	284,471	66.1%
United States:
Las Vegas Operating Properties	115,806	65,165	77.7%
Sands Bethlehem	27,502	22,109	24.4%

	143,308	87,274	64.2%

Total adjusted property EBITDA	$1,066,513	$745,734	43.0%

Adjusted property EBITDA at our Macao operations increased $76.7 million compared to the three months ended March 31, 2011, led by an increase of $53.5 million at The Venetian Macao. As previously described, the increase across the properties was primarily attributable to an increase in net revenues of $290.1 million, partially offset by an increase of $154.4 million in gross win tax on increased casino revenues, as well as increases in the associated operating expenses.

Adjusted property EBITDA at Marina Bay Sands increased $188.0 million compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase in net revenues of $263.7 million, partially offset by an increase of $56.0 million in casino expenses driven by increased casino activity, as well as increases in the associated operating expenses.

Adjusted property EBITDA at our Las Vegas Operating Properties increased $50.6 million compared to the three months ended March 31, 2011. As previously described, the increase was primarily attributable to an increase in net revenues of $70.4 million (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $5.4 million compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase in net revenues of $24.5 million, driven by an increase in casino activity and the opening of the 300-room hotel tower in May 2011, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$83,022	$104,196
Add - imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,776	—
Less - capitalized interest	(22,126)	(30,611)

Interest expense, net	$64,672	$73,585

Cash paid for interest	$99,912	$111,492
Weighted average total debt balance	$10,088,641	$10,162,989
Weighted average interest rate	3.3%	4.1%

Interest cost decreased $21.2 million compared to the three months ended March 31, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $8.5 million compared to the three months ended March 31, 2011, primarily due to refinancing the Macao debt, a portion of which is being used to fund the construction activities at Sands Cotai Central in Macao.

Other Factors Effecting Earnings

Other expense was $3.4 million for the three months ended March 31, 2012, compared to $4.7 million for the three months ended March 31, 2011. The amounts in both periods were primarily attributable to foreign exchange losses and decreases in the fair value of our interest rate cap agreements.

Our effective income tax rate was 9.8% for the three months ended March 31, 2012, compared to 11.0% for the three months ended March 31, 2011. The effective income tax rate for the three months ended March 31, 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $80.2 million for the three months ended March 31, 2012, compared to $75.2 million for the three months ended March 31, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

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

Macao

We submitted plans to the Macao government for our other Cotai Strip developments, which represent two integrated resort developments (referred to as parcels 3 and 7 and 8). Subject to the approval from the Macao government, as discussed further below, the developments are expected to include hotels, exhibition and conference facilities, gaming areas, showrooms, spas, dining, retail and entertainment facilities and other amenities. We commenced pre-construction activities on these developments and plan to operate the related gaming areas under our Macao gaming subconcession. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. We currently intend to develop our other Cotai Strip properties as follows:

•

Parcel 3 — Once completed, the integrated resort on parcel 3 will be connected to The Venetian Macao and Four Seasons Macao. The multi-hotel complex is intended to include a gaming area, a shopping mall and serviced luxury apart-hotel units. We commenced pre-construction activities and have capitalized costs of $96.7 million, including the land premium (net of amortization), as of March 31, 2012. We intend to commence construction after Sands Cotai Central is complete and necessary government approvals are obtained.

•

Parcels 7 and 8 — Consistent with our original plans, we had commenced pre-construction activities and have capitalized construction costs of $101.1 million as of March 31, 2012. We intend to commence construction after Sands Cotai Central and the integrated resort on parcel 3 are completed, necessary government approvals are obtained (including the land concession), future demand warrants it and additional financing is obtained. If we are successful in winning our judicial appeal and obtaining the land concession for parcels 7 and 8 (as discussed below), the related integrated resort is expected to be similar in size and scope to Sands Cotai Central.

The impact of the delayed construction on our previously estimated cost to complete our Cotai Strip developments on parcels 3 and 7 and 8 is currently not determinable with certainty. As of March 31, 2012, we have capitalized an aggregate of $7.78 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our new $3.7 billion Macao credit facility completed in November 2011 (the “2011 VML Credit Facility,” see “— Liquidity and Capital Resources —Development Financing Strategy” for further disclosure), we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain the additional financing required or on terms suitable to us.

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao, Four Seasons Macao and Sands Cotai Central are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions. In December 2010, we received notice from the Macao government that our application for a land concession for parcels 7 and 8 was not approved and we applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, we filed a judicial appeal with the Court of Second Instance in Macao, which has yet to issue a decision. Should we win our judicial appeal, it is still possible for the Chief Executive of Macao to again deny the land concession based upon public policy considerations. If we do not obtain the land concession or do not receive full reimbursement of our capitalized investment in this project, we would record a charge for all or some portion of the $101.1 million in capitalized construction costs, as of March 31, 2012, related to our development on parcels 7 and 8.

Under our land concession for parcel 3, we were initially required to complete the corresponding development by August 2011. The Macao government has granted us a two-year extension to complete the development of parcel 3, which now must be completed by April 2013. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. We intend to apply for an extension from the Macao government to complete our parcel 3 development as we will be unable to meet the April 2013 deadline. Should we determine that we are unable to complete Sands Cotai Central by May 2014, we also intend to apply for an extension from the Macao government. No assurances can be given that additional extensions will be granted. If we are unable to meet the applicable deadline for Sands Cotai Central and the deadlines for either development are not extended, we could lose our land concessions for parcel 3 or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $96.7 million and $3.32 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2012, related to our development on parcel 3 or Sands Cotai Central, respectively.

United States

We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of March 31, 2012, we have capitalized construction costs of $178.3 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows - Summary

Our cash flows consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net cash generated from operating activities	$667,451	$418,378

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(195)	149,962
Capital expenditures	(398,260)	(332,508)
Proceeds from disposal of property and equipment	761	3,097
Acquisition of intangible assets	—	(329)

Net cash used in investing activities	(397,694)	(179,778)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,259	8,511
Proceeds from exercise of warrants	526,168	5,760
Dividends paid	(383,463)	(19,598)
Distributions to noncontrolling interests	(2,195)	—
Repayments on long-term debt	(306,231)	(121,721)
Repurchase of preferred stock	—	(4,544)
Payments of preferred stock inducement premium	—	(16,201)
Payments of deferred financing costs	(114)	—

Net cash used in financing activities	(144,576)	(147,793)

Effect of exchange rate on cash	28,461	6,053

Increase in cash and cash equivalents	$153,642	$96,860

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2012, increased $249.1 million compared to the three months ended March 31, 2011. The increase was primarily attributable to the increase in our operating income during the three months ended March 31, 2012, as previously described.

Cash Flows — Investing Activities

Capital expenditures for the three months ended March 31, 2012, totaled $398.3 million, including $305.3 million for construction and development activities in Macao (primarily for our Sands Cotai Central development); $62.4 million in Singapore; $9.0 million at Sands Bethlehem; and $21.6 million at our Las Vegas Operating Properties and for corporate and other activities.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $144.6 million for the three months ended March 31, 2012, which was primarily attributable to $383.5 million in dividend payments, $189.7 million for the redemption of our Senior Notes and $98.6 million in repayments under our Singapore credit facility, partially offset by $525.0 million of proceeds from the exercise warrants by our Principal Stockholder’s family.

As of March 31, 2012, we had $1.10 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.

Development Financing Strategy

Through March 31, 2012, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for the quarterly periods ended March 31 and June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 5.25x for the quarterly period ended March 31, 2012, and then decreases by 0.25x every other quarter until September 30, 2014, when it decreases to, and remains at, 3.75x for all quarterly periods thereafter through maturity. In Macao, our 2011 VML Credit Facility, entered into in September 2011, also requires our Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ended March 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of March 31, 2012, our U.S., Singapore and Macao leverage ratios were 2.5x, 2.2x, 1.9x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 5.25x and 4.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Certain defaults under the 2011 VML Credit Facility would trigger a cross-default under our ferry financing. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted and restricted cash and cash equivalents of approximately $4.06 billion and $7.3 million, respectively, as of March 31, 2012, of which approximately $2.97 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.97 billion, approximately $2.36 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our developments currently under construction and maintain compliance with the financial covenants of our U.S., Macao and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In November 2011, we completed the $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. In March 2012, we redeemed the outstanding balance of Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the three months ended March 31, 2012.

On February 28, 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $599.8 million) to SCL shareholders of record on February 20, 2012 (of which we retained $421.6 million). On March 30, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the three months ended March 31, 2012, we recorded $205.7 million as a distribution against retained earnings (of which $107.8 million related to our Principal Stockholder’s family). In April 2012, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $206 million) to be paid on June 29, 2012, to shareholders of record on June 20, 2012.

On March 2, 2012, our Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of our common stock and paid $525.0 million in cash as settlement of the exercise price.

In March 2012, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), secured a commitment for a new 5.1 billion Singapore dollar (“SGD,” approximately $4.06 billion at exchange rates in effect on March 31, 2012) credit facility, which is expected to consist of a SGD 4.6 billion (approximately $3.66 billion at exchange rates in effect on March 31, 2012) term loan and a SGD 500.0 million (approximately $398.1 million at exchange rates in effect on March 31, 2012) revolving facility, which will include a SGD 100.0 million (approximately $79.6 million at exchange rates in effect on March 31, 2012) swingline facility. The proceeds from the new facility will be used to refinance the existing Singapore credit facility, to pay related fees and expenses, and for general corporate purposes. MBS has commenced marketing of the new facility.

During the three months ended June 30, 2012, we intend to repay the outstanding balance of $131.6 million on the ferry financing using unrestricted cash on hand. This early repayment of the ferry financing will result in an estimated average annual interest expense saving of approximately $2.3 million and an estimated total interest expense saving of approximately $8.8 million. It also further simplifies our capital structure.

Aggregate Indebtedness and Other Known Contractual Obligations

As of March 31, 2012, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

government regulation of the casino industry (as well as new laws and regulations and changes to existing laws and regulations), including gaming license regulation, the requirement for certain beneficial owners of our securities to be found suitable by gaming authorities, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2012, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending March 31:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
			(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$466.7	$540.9	$4,108.0	$1,287.3	$3,426.4	$—	$9,829.3	$9,478.4
Average interest rate(2)	2.7%	2.6%	2.5%	2.7%	2.8%	—	2.6%
ASSETS
Cap agreements(3)	$—	$—	$0.2	$—	$—	$—	$0.2	$0.2

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of March 31, 2012, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $97.5 million.

(3)	As of March 31, 2012, we have 37 interest rate cap agreements with an aggregate fair value of approximately $0.2 million based on quoted market values from the institutions holding the agreements.

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

Foreign currency transaction losses for the three months ended March 31, 2012, were $2.3 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of March 31, 2012, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $15.0 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2012, and have concluded that they are effective at the reasonable assurance level.

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

Part II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and “Part I — Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6 — EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

10.1	Terms of Continued Employment, dated as of March 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
May 9, 2012

	By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer
May 9, 2012