Form 10-Q
period 2012-06-30
LAS VEGAS SANDS CORP
filed 2012-08-09
CIK 1300514

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock ($0.001 par value)	822,922,659 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(In thousands, except share and per share data) (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,522,000	$3,902,718
Restricted cash and cash equivalents	5,151	4,828
Accounts receivable, net	1,561,776	1,336,817
Inventories	40,537	34,990
Deferred income taxes, net	14,075	72,192
Prepaid expenses and other	82,058	45,607

Total current assets	5,225,597	5,397,152
Property and equipment, net	15,299,920	15,030,979
Deferred financing costs, net	237,790	173,636
Restricted cash and cash equivalents	2,451	2,315
Deferred income taxes, net	28,378	153
Leasehold interests in land, net	1,419,072	1,390,468
Intangible assets, net	75,435	80,068
Other assets, net	128,163	169,352

Total assets	$22,416,806	$22,244,123

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$134,447	$104,113
Construction payables	296,355	359,909
Accrued interest payable	7,416	31,668
Other accrued liabilities	1,550,990	1,439,110
Income taxes payable	162,525	108,060
Current maturities of long-term debt	97,737	455,846

Total current liabilities	2,249,470	2,498,706
Other long-term liabilities	117,658	89,445
Deferred income taxes	153,918	205,438
Deferred proceeds from sale of The Shoppes at The Palazzo	267,467	266,992
Deferred gain on sale of The Grand Canal Shoppes	45,612	47,344
Deferred rent from mall transactions	119,175	119,915
Long-term debt	9,276,476	9,577,131

Total liabilities	12,229,776	12,804,971

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 822,918,059 and 733,249,698 shares issued and outstanding	823	733
Capital in excess of par value	6,191,672	5,610,160
Accumulated other comprehensive income	162,529	94,104
Retained earnings	2,473,724	2,145,692

Total Las Vegas Sands Corp. stockholders’ equity	8,828,748	7,850,689
Noncontrolling interests	1,358,282	1,588,463

Total equity	10,187,030	9,439,152

Total liabilities and equity	$22,416,806	$22,244,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
	(Unaudited)
Revenues:
Casino	$2,067,424	$1,862,272	$4,333,917	$3,526,761
Rooms	275,311	239,696	543,038	471,670
Food and beverage	159,744	146,016	313,199	291,409
Mall	93,740	73,879	165,158	129,744
Convention, retail and other	116,834	126,763	246,551	235,553

	2,713,053	2,448,626	5,601,863	4,655,137
Less-promotional allowances	(131,147)	(103,530)	(257,215)	(198,122)

Net revenues	2,581,906	2,345,096	5,344,648	4,457,015

Operating expenses:
Casino	1,187,458	974,413	2,395,009	1,895,949
Rooms	60,513	50,733	113,299	99,186
Food and beverage	81,973	73,135	160,274	144,838
Mall	17,798	16,118	34,099	28,222
Convention, retail and other	78,403	88,906	157,927	164,047
Provision for doubtful accounts	58,374	23,496	110,592	58,554
General and administrative	259,038	223,561	477,755	434,046
Corporate	58,592	42,376	107,547	79,952
Pre-opening	43,472	18,178	94,931	27,649
Development	6,797	2,420	7,995	2,993
Depreciation and amortization	220,440	206,161	415,187	396,398
Amortization of leasehold interests in land	10,057	10,034	20,002	23,190
Impairment loss	100,781	—	143,674	—
Loss on disposal of assets	482	7,443	1,075	7,942

	2,184,178	1,736,974	4,239,366	3,362,966

Operating income	397,728	608,122	1,105,282	1,094,049
Other income (expense):
Interest income	6,892	4,028	12,540	6,075
Interest expense, net of amounts capitalized	(64,533)	(70,592)	(129,205)	(144,177)
Other income (expense)	1,782	1,908	(1,637)	(2,767)
Loss on modification or early retirement of debt	(16,403)	—	(19,234)	—

Income before income taxes	325,466	543,466	967,746	953,180
Income tax expense	(39,085)	(54,374)	(102,256)	(99,585)

Net income	286,381	489,092	865,490	853,595
Net income attributable to noncontrolling interests	(45,794)	(78,455)	(125,961)	(153,635)

Net income attributable to Las Vegas Sands Corp.	240,587	410,637	739,529	699,960
Preferred stock dividends	—	(19,219)	—	(38,817)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	(23,136)	—	(46,272)
Preferred stock inducement and repurchase premiums	—	(675)	—	(19,108)

Net income attributable to common stockholders	$240,587	$367,607	$739,529	$595,763

Earnings per share:
Basic	$0.29	$0.50	$0.94	$0.82

Diluted	$0.29	$0.45	$0.90	$0.73

Weighted average shares outstanding:
Basic	821,110,555	728,695,140	790,773,996	726,056,840

Diluted	826,102,326	811,274,706	822,458,833	811,243,195

Dividends declared per common share	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
Net income	$286,381	$489,092	$865,490	$853,595
Currency translation adjustment	(27,958)	56,892	70,920	88,848

Total comprehensive income	258,423	545,984	936,410	942,443
Comprehensive income attributable to noncontrolling interests	(47,242)	(80,864)	(128,456)	(153,507)

Comprehensive income attributable to Las Vegas Sands Corp.	$211,181	$465,120	$807,954	$788,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2011	$207,356	$708	$5,444,705	$129,519	$880,703	$1,268,197	$7,931,188
Net income	—	—	—	—	699,960	153,635	853,595
Currency translation adjustment	—	—	—	88,976	—	(128)	88,848
Exercise of stock options	—	1	13,605	—	—	724	14,330
Tax shortfall from stock-based compensation	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	32,698	—	—	1,607	34,305
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	(66,625)	20	73,365	—	—	—	6,760
Repurchase of preferred stock	(2,713)	—	—	—	(2,615)	—	(5,328)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	829	829
Distributions to noncontrolling interests	—	—	—	—	—	(5,863)	(5,863)
Dividends declared, net of amounts previously accrued	—	—	—	—	(31,963)	—	(31,963)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(46,272)	—	(46,272)
Preferred stock inducement premium	—	—	—	—	(16,493)	—	(16,493)

Balance at June 30, 2011	$138,018	$730	$5,564,289	$218,495	$1,476,466	$1,419,001	$8,816,999

Balance at January 1, 2012	$—	$733	$5,610,160	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	—	739,529	125,961	865,490
Currency translation adjustment	—	—	—	68,425	—	2,495	70,920
Exercise of stock options	—	1	23,706	—	—	1,849	25,556
Stock-based compensation	—	—	31,497	—	—	1,665	33,162
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	—	88	526,310	—	—	—	526,398
Dividends declared	—	—	—	—	(411,497)	(357,056)	(768,553)
Distributions to noncontrolling interests	—	—	—	—	—	(5,095)	(5,095)

Balance at June 30, 2012	$—	$823	$6,191,672	$162,529	$2,473,724	$1,358,282	$10,187,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$865,490	$853,595
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	415,187	396,398
Amortization of leasehold interests in land	20,002	23,190
Amortization of deferred financing costs and original issue discount	22,590	23,762
Amortization of deferred gain and rent	(2,472)	(2,580)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	860	—
Loss on modification or early retirement of debt	16,313	—
Impairment and loss on disposal of assets	144,749	7,942
Stock-based compensation expense	32,867	33,289
Provision for doubtful accounts	110,592	58,554
Foreign exchange loss	2,449	2,444
Deferred income taxes	(16,489)	61,255
Changes in operating assets and liabilities:
Accounts receivable	(319,650)	(297,370)
Inventories	(5,330)	(3,046)
Prepaid expenses and other	(21,213)	1,409
Leasehold interests in land	(24,232)	(22,988)
Accounts payable	29,811	(21,416)
Accrued interest payable	(24,478)	(29,063)
Income taxes payable	51,295	38,038
Other accrued liabilities	119,978	(41,890)

Net cash generated from operating activities	1,418,319	1,081,523

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(454)	366,680
Capital expenditures	(735,512)	(720,696)
Proceeds from disposal of property and equipment	1,478	4,416
Acquisition of intangible assets	—	(575)

Net cash used in investing activities	(734,488)	(350,175)

Cash flows from financing activities:
Proceeds from exercise of stock options	25,556	14,330
Proceeds from exercise of warrants	526,398	6,760
Dividends paid	(767,642)	(38,817)
Distributions to noncontrolling interests	(5,095)	(5,863)
Proceeds from long-term debt (Note 3)	3,625,516	—
Repayments on long-term debt (Note 3)	(4,382,790)	(259,518)
Repurchase of preferred stock	—	(5,328)
Payments of preferred stock inducement premium	—	(16,493)
Payments of deferred financing costs	(100,142)	(57)

Net cash used in financing activities	(1,078,199)	(304,986)

Effect of exchange rate on cash	13,650	15,663

Increase (decrease) in cash and cash equivalents	(380,718)	442,025
Cash and cash equivalents at beginning of period	3,902,718	3,037,081

Cash and cash equivalents at end of period	$3,522,000	$3,479,106

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$123,312	$149,045

Cash payments for taxes, net of refunds	$56,154	$(5,672)

Changes in construction payables	$(63,554)	$(133,492)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$295	$1,016

Changes in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$911	$—

Property and equipment acquired under capital lease	$7,930	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$—	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$—	$46,272

Disposition of interest in majority owned subsidiary	$—	$829

Warrants exercised and settled through tendering of preferred stock	$—	$66,625

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

The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 534,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

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

In April 2012, the Company opened phase I of its Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand; a variety of retail offerings; more than 300,000 square feet of meeting space; several food and beverage establishments: along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature up to 2,500 Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 1,500 rooms and suites under the Sheraton Towers brand. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. The total cost to complete phases I and II is expected to be approximately $950 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2012, the Company has capitalized costs of $3.59 billion for the entire project, including the land premium (net of amortization) and $212.3 million in outstanding construction payables.

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

Pennsylvania

The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; a 50,000-square-foot multipurpose event center, which opened in May 2012; and is the broadcast home of the local PBS affiliate. Sands Bethlehem is also expected to be home to the National Museum of Industrial History. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.

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

Macao

The Company submitted plans to the Macao government for its remaining Cotai Strip development (referred to as parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. Subject to government approval, the integrated resort is intended to include a gaming area (to be operated under the Company’s Macao gaming subconcession), hotel and shopping mall. The Company had commenced pre-construction activities and has capitalized costs of $98.1 million, including the land premium (net of amortization), as of June 30, 2012. The Company intends to commence construction after the necessary government approvals are obtained. In addition, the Company is completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government. The estimated overall cost of the project is currently not determinable with certainty.

Under the Company’s land concession for parcel 3, the Company initially was required to complete the corresponding development by August 2011, but subsequently was granted an extension from the Macao government, which extended the deadline until April 2013. In July 2012, the Macao government granted the Company an additional extension, which now requires the development to be completed by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. Should the Company determine that it is unable to complete the developments by their respective deadlines, the Company intends to apply for extensions from the Macao government; however, no assurances can be given that extensions will be granted. If the Company is unable to meet these deadlines and the deadlines are not extended, it could lose its land concessions for Sands Cotai Central or parcel 3, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $3.59 billion or $98.1 million in capitalized construction costs and land premiums (net of amortization), as of June 30, 2012, related to Sands Cotai Central and parcel 3, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of June 30, 2012, the Company has capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

Development Financing Strategy

Through June 30, 2012, the Company has funded its development projects primarily through borrowings under its U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for the quarterly period ended June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Company’s Macao credit facility (the “2011 VML Credit Facility”) also requires the Company’s Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ended June 30, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The Company’s Singapore credit facility (the “2012 Singapore Credit Facility”), entered into in June 2012, requires operations of Marina Bay Sands to comply with similar financial covenants, commencing with the quarter ending September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending September 30, 2012 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted cash and cash equivalents of approximately $3.52 billion and restricted cash and cash equivalents of approximately $7.6 million as of June 30, 2012. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development projects currently under construction and maintain compliance with the financial covenants of its U.S., Macao and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In November 2011, the Company completed its $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as to continue to fund the development, construction and completion of certain components of Sands Cotai Central. In June 2012, the Company entered into its 5.1 billion Singapore dollar (“SGD,” approximately $4.02 billion at exchange rates in effect on June 30, 2012) 2012 Singapore Credit Facility, which was used to repay the outstanding indebtedness under the prior Singapore credit facility (see “— Note 3 — Long-term Debt — 2012 Singapore Credit Facility”).

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

In July 2012, the FASB issued authoritative guidance that is intended to simplify testing indefinite-lived intangible assets other than goodwill for impairment. The revised standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is “more-likely-than-not” that the asset is impaired. The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 2 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Land and improvements	$474,351	$436,768
Building and improvements	13,010,117	11,456,407
Furniture, fixtures, equipment and leasehold improvements	2,333,901	2,147,326
Transportation	411,641	405,156
Construction in progress	2,586,898	3,677,479

	18,816,908	18,123,136
Less — accumulated depreciation and amortization	(3,516,988)	(3,092,157)

	$15,299,920	$15,030,979

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Sands Cotai Central	$1,850,121	$2,902,743
Four Seasons Macao (principally the Four Seasons Apartments)	410,197	404,650
Other	326,580	370,086

	$2,586,898	$3,677,479

The $326.6 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and the Cotai Strip parcel 3.

Under generally accepted accounting principles, the sale of The Shoppes at The Palazzo has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $257.4 million (net of $53.9 million of accumulated depreciation) as of June 30, 2012, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.

During the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, the Company capitalized interest expense of $12.3 million, $34.4 million, $31.8 million and $62.4 million, respectively. During the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, the Company capitalized approximately $3.7 million, $8.0 million, $5.5 million and $16.8 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company had commenced pre-construction activities on its Cotai Strip development referred to as parcels 7 and 8. During December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao. In May 2012, the Company withdrew its appeal and recorded an impairment loss of $100.7 million during the three and six months ended June 30, 2012, related to the capitalized construction costs of its development on parcels 7 and 8.

During the six months ended June 30, 2012, the Company recorded a one-time impairment loss of $42.9 million related to the termination of the ZAiA show at The Venetian Macao.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.

NOTE 3 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$1,825,634	$2,135,504
Senior Secured Credit Facility — Delayed Draws I and II	609,618	713,089
6.375% Senior Notes (net of original issue discount of $547)	—	189,165
Airplane Financings	72,891	74,734
HVAC Equipment Lease	20,499	21,337
Other	2,503	2,958
Macao Related:
2011 VML Credit Facility	3,208,458	3,206,010
Ferry Financing	—	140,268
Other	8,098	306
Singapore Related:
2012 Singapore Credit Facility	3,625,516	—
Singapore Credit Facility	—	3,548,162
Other	996	1,444

	9,374,213	10,032,977
Less — current maturities	(97,737)	(455,846)

Total long-term debt	$9,276,476	$9,577,131

Senior Secured Credit Facility

In June 2012, the Company paid down $400.0 million under the Senior Secured Credit Facility and recorded a $1.6 million loss on early retirement of debt during the three and six months ended June 30, 2012. As of June 30, 2012, the Company had $520.6 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit.

Senior Notes

In March 2012, the Company redeemed the Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the six months ended June 30, 2012.

2011 VML Credit Facility

As of June 30, 2012, the Company had $500.0 million of available borrowing capacity under the 2011 VML Credit Facility.

Ferry Financing

In May 2012, the Company repaid the $131.6 million outstanding balance under the Ferry Financing and recorded a $1.7 million loss on early retirement of debt during the three and six months ended June 30, 2012.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Singapore Credit Facility

In June 2012, borrowings under the new 2012 Singapore Credit Facility (as further described below) were used to repay the outstanding balance under the Singapore Credit Facility. The Company recorded a $13.1 million loss on modification and early retirement of debt during the three and six months ended June 30, 2012, as part of the refinancing of the facility.

2012 Singapore Credit Facility

In June 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a SGD 5.1 billion (approximately $4.02 billion at exchange rates in effect on June 30, 2012) credit agreement, providing for a fully funded SGD 4.6 billion (approximately $3.63 billion at exchange rates in effect on June 30, 2012) term loan (the “2012 Singapore Term Facility”) and a SGD 500.0 million (approximately $394.1 million at exchange rates in effect on June 30, 2012) revolving facility (the “2012 Singapore Revolving Facility”) that is available until November 25, 2017, which includes a SGD 100.0 million (approximately $78.8 million at exchange rates in effect on June 30, 2012) ancillary facility (the “2012 Singapore Ancillary Facility”). As of June 30, 2012, the Company had SGD 493.3 million (approximately $388.8 million at exchange rates in effect on June 30, 2012) available for borrowing, net of outstanding letters of credit.

The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The 2012 Singapore Term Facility matures on June 25, 2018, with MBS required to repay or prepay the 2012 Singapore Credit Facility under certain circumstances. Commencing September 30, 2014, and at the end of each quarter thereafter, MBS is required to repay the outstanding 2012 Singapore Term Facility in an amount increasing from 2.0% (September 30, 2014) to 8.0% (March 31, 2017 to March 31, 2018) of the aggregate principal amount outstanding of SGD 4.6 billion (approximately $3.63 billion at exchange rates in effect on June 30, 2012). The remaining balance on the 2012 Singapore Term Facility is due on the maturity date. The 2012 Singapore Revolving Facility matures on December 25, 2017, and has no interim amortization payments.

Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 1.85% (set at approximately 2.2% as of June 30, 2012) until December 22, 2012 (the first 180 days after the closing date). Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA. MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility.

The 2012 Singapore Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The 2012 Singapore Credit Facility also requires MBS to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense and a positive net worth requirement. The 2012 Singapore Credit Facility also contains events of default customary for such financings.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Proceeds from 2012 Singapore Credit Facility	$3,625,516	$—

Repayments on Singapore Credit Facility	$(3,635,676)	$(198,940)
Repayments on Senior Secured Credit Facility	(413,341)	(14,469)
Repayments on VML Credit Facility	—	(25,000)
Redemption of Senior Notes	(189,712)	—
Repayments on Ferry Financing	(140,337)	(17,508)
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on HVAC Equipment Lease	(839)	(861)
Repayments on Other Long-Term Debt	(1,041)	(896)

	$(4,382,790)	$(259,518)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of June 30, 2012 and December 31, 2011, was approximately $9.08 billion and $9.48 billion, respectively, compared to its carrying value of $9.34 billion and $10.01 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

NOTE 4 — EQUITY AND EARNINGS PER SHARE

Preferred Stock and Warrants

On February 15, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $19.6 million (of which $13.1 million was paid to the Principal Stockholder’s family). On May 16, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $19.2 million (of which $13.1 million was paid to the Principal Stockholder’s family).

On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the warrant exercise price. Additionally, during the six months ended June 30, 2012, 13,970 warrants were exercised to purchase an aggregate of 232,999 shares of the Company’s common stock at $6.00 per share and $1.4 million in cash was received as settlement of the warrant exercise price.

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

Common Stock Dividends

On March 30 and June 29, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the six months ended June 30, 2012, the Company recorded $411.5 million as a distribution against retained earnings (of which $215.7 million related to the Principal Stockholder’s family). Of this amount, approximately $0.9 million has been recorded as a liability as of June 30, 2012, which will be paid to holders of unvested restricted stock and stock units upon vesting.

In July 2012, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $206 million) to be paid on September 28, 2012, to shareholders of record on September 20, 2012.

Other Equity Transactions

Subsequent to June 30, 2012, the Company purchased a Boeing 747 airplane from an entity controlled by the Principal Stockholder for $34.0 million, based on independent third party appraisals. In accordance with accounting standards regarding transactions between entities under common control, the Company will record the cost of the airplane at the Principal Stockholder’s book value at the date of the transaction, which was $15.4 million. The $18.6 million difference between the amount paid and the book value of the airplane (a gain to the Principal Stockholder) will be recorded as a deemed distribution to the Principal Stockholder.

The Company believes that the purchase of the airplane allows it to meet the increased demand for high-end premium direct customer travel driven from the Company’s expanding global gaming operations and is an important component in creating the ultimate trans-Pacific transportation experience for its customers. The Company believes it would have been more costly to acquire the airplane in the open market due to the limited supply of similar aircraft with luxury features.

Noncontrolling Interests

On February 28 and June 22, 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $1.20 billion) to SCL shareholders (of which the Company retained $844.4 million). In addition, during the six months ended June 30, 2012, the Company distributed $5.1 million to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	821,110,555	728,695,140	790,773,996	726,056,840
Potential dilution from stock options, warrants and restricted stock and stock units	4,991,771	82,579,566	31,684,837	85,186,355

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	826,102,326	811,274,706	822,458,833	811,243,195

Antidilutive stock options, warrants and restricted stock and stock units excluded from the calculation of diluted earnings per share	4,681,204	5,981,719	4,681,204	6,515,362

Accumulated Other Comprehensive Income

As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

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

As of June 30, 2012 and December 31, 2011, the Company’s joint ventures had total assets of $108.8 million and $108.4 million, respectively, and total liabilities of $111.7 million and $104.3 million, respectively.

NOTE 6 — INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macao and Singapore. In 2010 and 2011, the Internal Revenue Service (“IRS”) issued Revenue Agent’s Reports for tax years 2005 through 2008 and 2009, respectively, of which the Company is appealing certain adjustments proposed by the IRS. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of June 30, 2012, may decrease by a range of $0 to $17 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals in connection with the IRS audit of the Company’s 2005 through 2009 consolidated federal income tax returns. The Company is subject to examination for tax years after 2006 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and impact the provision for income taxes.

During the six months ended June 30, 2012, certain wholly owned foreign subsidiaries paid dividends resulting in incremental U.S. taxable income. The receipt of the dividends did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. federal net operating loss and the U.S. foreign tax credits generated as a result of the dividends. In addition, the dividends generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2012. The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. During July 2012, Venetian Macau Limited (“VML”) requested an additional 5-year income tax exemption; however, there is no assurance that the Company will receive the extension. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on June 30, 2012) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense:
Stock options	$7,179	$9,668	$18,045	$24,969
Restricted stock and stock units	6,522	3,382	14,822	8,320

	$13,701	$13,050	$32,867	$33,289

Compensation cost capitalized as part of property and equipment	$77	$416	$295	$1,016

LVSC 2004 Plan:
Stock options granted	416	30	467	260

Weighted average grant date fair value	$37.85	$37.19	$37.59	$36.33

Restricted stock granted	16	71	513	691

Weighted average grant date fair value	$46.27	$44.19	$53.08	$47.62

Restricted stock units granted	300	—	313	—

Weighted average grant date fair value	$44.98	$—	$45.22	$—

SCL Equity Plan:
Stock options granted	2,047	2,531	4,482	5,277

Weighted average grant date fair value	$1.57	$1.81	$1.63	$1.66

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
LVSC 2004 Plan:
Weighted average volatility	95.2%	95.1%	95.2%	94.4%
Expected term (in years)	5.3	6.3	5.4	6.3
Risk-free rate	1.1%	2.4%	1.1%	2.7%
Expected dividends	1.8%	—%	1.8%	—%
SCL Equity Plan:
Weighted average volatility	70.2%	68.4%	70.3%	68.7%
Expected term (in years)	6.3	6.3	6.2	6.3
Risk-free rate	0.5%	1.6%	0.6%	1.6%
Expected dividends	4.2%	—%	4.1%	—%

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table provides the assets carried at fair value (in thousands):

	Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Cash equivalents(1)	$1,797,939	$1,797,939	$—	$—
Interest rate caps(2)	$371	$—	$371	$—
As of December 31, 2011
Cash equivalents(1)	$2,766,796	$2,766,796	$—	$—
Interest rate caps(2)	$1,195	$—	$1,195	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of June 30, 2012 and December 31, 2011, the Company has 36 and 38 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.4 million and $1.2 million, respectively, based on quoted market values from the institutions holding the agreements.

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

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Supreme Court of Nevada regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing Defendants’ Motion for Partial Reconsideration of the Court’s Order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. The discovery process has also begun. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that was filed on July 5, 2012, and will expire on October 3, 2012. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On March 23, 2012, Ernest Kleinschmidt filed a shareholder derivative action (the “Kleinschmidt action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Michael A. Leven, Irwin A. Siegel, Jeffrey H. Schwartz, Jason N. Ader, Charles D. Forman, Irwin Chafetz and George P. Koo, who are currently members of the Board of Directors, and Wing T. Chao, Andrew R. Heyer, James Purcell, Bradley H. Stone and William P. Weidner, who are former members of the Board of Directors and/or executives of the Company. The complaint alleges, among other things, breach of fiduciary duties for disseminating false and misleading information, failure to maintain internal controls and failing to properly oversee and manage the Company, and unjust enrichment. The complaint seeks, among other relief, unspecified damages, direction to LVSC to take unspecified actions to improve its corporate governance and internal procedures, restitution and disgorgement of profits, and attorneys’ fees, costs and related expenses for the plaintiff. On June 29, 2012, the defendants who had been served at that time including nominal defendant LVSC and defendants Michael A. Leven, Irwin A. Siegel, Jason N. Ader, Charles D. Forman, Irwin Chafetz, George P. Koo, James Purcell, Bradley H. Stone and William P. Weidner filed a motion to dismiss. On July 20 and July 25, 2012, defendants Jeffery H. Schwartz and Wing T. Chao, respectively, each filed a substantially similar motion to dismiss. This action is in a preliminary stage and management had determined that based on proceedings to date, it is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort, LLC (“VCR,” and collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.5 million at exchange rates in effect on June 30, 2012) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the defendants filed their defense to the Macao action with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

As previously disclosed by the Company, on February 5, 2007, AAEC brought a similar claim (the “Prior Action”) in the U.S. District Court, against Las Vegas Sands Inc. (now known as Las Vegas Sands, LLC), VCR and Venetian Venture Development, LLC, which are subsidiaries of the Company, and William P. Weidner and David Friedman, who are former executives of the Company. The U.S. District Court entered an order on April 16, 2010, dismissing the Prior Action. On April 20, 2012, LVSLLC, VCR and LVS (Nevada) filed an injunctive action (the “Nevada Action”) against AAEC in the U.S. District Court seeking to enjoin AAEC from proceeding with the Macao Action based on AAEC’s filing, and the U.S. District Court’s dismissal, of the Prior Action. On June 14, 2012, the U.S. District Court issued an order that denied the motions requesting the Nevada Action, thereby effectively dismissing the Nevada Action.

On August 1, 2012, SCL filed an announcement with the SEHK stating that SCL’s subsidiary, VML, has received a notification from the Office for Personal Data Protection of the Macao government (the “OPDP”) indicating that the OPDP has launched an official investigation procedure in relation to the alleged transfer from Macao by VML to the United States of certain data. The Company intends to cooperate with the investigation. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

The Company has received subpoenas from the U.S. Attorney’s Office requesting the production of documents relating to two prior customers of the Company’s properties. The Company is cooperating with the U.S. Attorney’s Office on these matters. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Macao; Four Seasons Macao; Sands Cotai Central; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are Sands Cotai Central (phases II and III) and Cotai Strip parcel 3 (included in Other Development Projects) in Macao and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. Corporate and Other also includes the corporate activities of the Company. The information for the six months ended June 30, 2011, has been reclassified to conform to the current presentation. The Company’s segment information as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Revenues:
Macao:
The Venetian Macao	$649,446	$735,405	$1,422,206	$1,373,674
Sands Macao	271,603	330,960	620,686	653,753
Four Seasons Macao	266,137	120,757	565,741	292,864
Sands Cotai Central	265,601	—	265,601	—
Other Asia	37,935	32,450	73,503	66,223

	1,490,722	1,219,572	2,947,737	2,386,514
Marina Bay Sands	694,762	737,569	1,543,431	1,322,494
United States:
Las Vegas Operating Properties	327,313	332,522	711,916	637,597
Sands Bethlehem	115,096	97,120	230,658	188,150

	442,409	429,642	942,574	825,747
Intersegment eliminations	(45,987)	(41,687)	(89,094)	(77,740)

Total net revenues	$2,581,906	$2,345,096	$5,344,648	$4,457,015

Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$229,241	$258,366	$511,174	$486,766
Sands Macao	71,304	95,573	178,260	188,221
Four Seasons Macao	76,587	37,620	144,106	95,167
Sands Cotai Central	51,838	—	51,838	—
Other Asia	(5,955)	(9,230)	(11,677)	(13,836)

	423,015	382,329	873,701	756,318
Marina Bay Sands	330,405	405,359	802,924	689,830
United States:
Las Vegas Operating Properties	64,350	92,909	180,156	158,074
Sands Bethlehem	26,917	21,039	54,419	43,148

	91,267	113,948	234,575	201,222

Total adjusted property EBITDA	844,687	901,636	1,911,200	1,647,370
Other Operating Costs and Expenses
Stock-based compensation	(6,338)	(6,902)	(15,507)	(15,197)
Corporate	(58,592)	(42,376)	(107,547)	(79,952)
Pre-opening	(43,472)	(18,178)	(94,931)	(27,649)
Development	(6,797)	(2,420)	(7,995)	(2,993)
Depreciation and amortization	(220,440)	(206,161)	(415,187)	(396,398)
Amortization of leasehold interests in land	(10,057)	(10,034)	(20,002)	(23,190)
Impairment loss	(100,781)	—	(143,674)	—
Loss on disposal of assets	(482)	(7,443)	(1,075)	(7,942)

Operating income	397,728	608,122	1,105,282	1,094,049
Other Non-Operating Costs and Expenses
Interest income	6,892	4,028	12,540	6,075
Interest expense, net of amounts capitalized	(64,533)	(70,592)	(129,205)	(144,177)
Other income (expense)	1,782	1,908	(1,637)	(2,767)
Loss on modification or early retirement of debt	(16,403)	—	(19,234)	—
Income tax expense	(39,085)	(54,374)	(102,256)	(99,585)

Net income	$286,381	$489,092	$865,490	$853,595

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intersegment Revenues
Macao:
The Venetian Macao	$1,159	$928	$2,072	$1,823
Sands Cotai Central	76	—	76	—
Other Asia	7,796	9,582	14,212	17,483

	9,031	10,510	16,360	19,306
Marina Bay Sands	611	252	1,099	449
Las Vegas Operating Properties	36,345	30,925	71,635	57,985

Total intersegment revenues	$45,987	$41,687	$89,094	$77,740

	Six Months Ended
	June 30,
	2012	2011
Capital Expenditures
Corporate and Other	$12,958	$8,071
Macao:
The Venetian Macao	35,513	3,431
Sands Macao	12,875	2,070
Four Seasons Macao	19,345	7,660
Sands Cotai Central	506,096	339,172
Other Asia	435	4,142
Other Development Projects	354	—

	574,618	356,475
Marina Bay Sands	87,450	304,264
United States:
Las Vegas Operating Properties	46,905	15,844
Sands Bethlehem	13,581	36,042

	60,486	51,886

Total capital expenditures	$735,512	$720,696

	June 30,	December 31,
	2012	2011
Total Assets
Corporate and Other	$1,162,171	$644,645
Macao:
The Venetian Macao	2,876,550	3,199,194
Sands Macao	489,541	485,231
Four Seasons Macao	1,321,827	1,267,977
Sands Cotai Central	4,162,108	4,333,406
Other Asia	338,979	328,415
Other Development Projects	107,143	206,150

	9,296,148	9,820,373
Marina Bay Sands	6,820,321	6,794,258
United States:
Las Vegas Operating Properties	4,219,942	4,105,618
Sands Bethlehem	918,224	879,229

	5,138,166	4,984,847

Total assets	$22,416,806	$22,244,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	June 30,	December 31,
	2012	2011
Total Long-Lived Assets
Corporate and Other	$319,482	$312,860
Macao:
The Venetian Macao	1,956,490	2,002,751
Sands Macao	291,276	291,620
Four Seasons Macao	988,898	1,006,441
Sands Cotai Central	3,559,486	3,053,551
Other Asia	209,368	216,030
Other Development Projects	98,122	197,079

	7,103,640	6,767,472
Marina Bay Sands	5,501,709	5,471,376
United States:
Las Vegas Operating Properties	3,177,367	3,244,090
Sands Bethlehem	616,794	625,649

	3,794,161	3,869,739

Total long-lived assets	$16,718,992	$16,421,447

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Restricted Subsidiaries”), are all part of the Senior Secured Credit Facility. The noncontrolling interest amounts included in the Restricted Subsidiaries’ condensed consolidating financial information are related to non-voting preferred stock of one of the subsidiaries held by third parties.

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $10.2 million (consisting of $257.4 million of property and equipment, offset by $267.6 million of liabilities consisting primarily of deferred proceeds from the sale) and $3.0 million (consisting of $264.1 million of property and equipment, offset by $267.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of June 30, 2012 and December 31, 2011, respectively, and a net loss (consisting primarily of depreciation expense) of $3.8 million and $7.5 million for the three and six months ended June 30, 2012, respectively, and $11.1 million for the three and six months ended June 30, 2011, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

The Company revised its condensed consolidating statements of cash flows for six months ended June 30, 2011, to correct the classification of dividends received by Las Vegas Sands Corp. from the Restricted Subsidiaries. The revision was made to appropriately classify dividends received that represent a return on investment as an operating activity. The revision resulted in an increase of $49.1 million to the Las Vegas Sands Corp.’s “net cash generated from operating activities” for the six months ended June 30, 2011, with a corresponding decrease to “net cash generated from investing activities.” The Company will revise the Las Vegas Sands Corp. column in the condensed consolidating statements of cash flows to increase “net cash generated from operating activities” by $85.3 million for the nine months ended September 30, 2011, with a corresponding decrease to “net cash generated from investing activities” the next time they are filed. The Company will also revise the Restricted Subsidiaries column in the condensed consolidating statements of cash flows to increase “net cash generated from operating activities” by $60.0 million for the nine months ended September 30, 2011, with a corresponding decrease to “net cash generated from investing activities” the next time they are filed. The revision will be made to appropriately classify dividends received by the Restricted Subsidiaries from the non-restricted subsidiaries that represent a return on investment. These revisions, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the Las Vegas Sands Corp. and Restricted Subsidiaries columns of the condensed consolidating statements of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$28,888	$942,227	$2,550,885	$—	$3,522,000
Restricted cash and cash equivalents	—	49	5,102	—	5,151
Intercompany receivables	206,029	40,341	—	(246,370)	—
Accounts receivable, net	1,046	253,473	1,307,257	—	1,561,776
Inventories	2,671	11,982	25,884	—	40,537
Deferred income taxes, net	—	35,027	353	(21,305)	14,075
Prepaid expenses and other	20,184	9,298	61,833	(9,257)	82,058

Total current assets	258,818	1,292,397	3,951,314	(276,932)	5,225,597
Property and equipment, net	143,483	3,326,501	11,829,936	—	15,299,920
Investments in subsidiaries	8,587,645	6,234,498	—	(14,822,143)	—
Deferred financing costs, net	267	15,672	221,851	—	237,790
Restricted cash and cash equivalents	—	2,451	—	—	2,451
Intercompany receivables	31,248	152,454	—	(183,702)	—
Intercompany notes receivable	—	863,686	—	(863,686)	—
Deferred income taxes, net	68,308	—	—	(39,930)	28,378
Leasehold interests in land, net	—	—	1,419,072	—	1,419,072
Intangible assets, net	690	—	74,745	—	75,435
Other assets, net	232	21,534	106,397	—	128,163

Total assets	$9,090,691	$11,909,193	$17,603,315	$(16,186,393)	$22,416,806

Accounts payable	$30,400	$31,951	$72,096	$—	$134,447
Construction payables	1,645	4,020	290,690	—	296,355
Intercompany payables	—	203,608	42,762	(246,370)	—
Accrued interest payable	97	991	6,328	—	7,416
Other accrued liabilities	17,947	203,528	1,329,515	—	1,550,990
Income taxes payable	—	6	171,776	(9,257)	162,525
Deferred income taxes	21,305	—	—	(21,305)	—
Current maturities of long-term debt	3,688	90,293	3,756	—	97,737

Total current liabilities	75,082	534,397	1,916,923	(276,932)	2,249,470
Other long-term liabilities	44,110	10,618	62,930	—	117,658
Intercompany payables	73,548	—	110,154	(183,702)	—
Intercompany notes payable	—	—	863,686	(863,686)	—
Deferred income taxes	—	40,106	153,742	(39,930)	153,918
Deferred amounts related to mall transactions	—	432,254	—	—	432,254
Long-term debt	69,203	2,365,458	6,841,815	—	9,276,476

Total liabilities	261,943	3,382,833	9,949,250	(1,364,250)	12,229,776

Total Las Vegas Sands Corp. stockholders’ equity	8,828,748	8,525,955	6,296,188	(14,822,143)	8,828,748
Noncontrolling interests	—	405	1,357,877	—	1,358,282

Total equity	8,828,748	8,526,360	7,654,065	(14,822,143)	10,187,030

Total liabilities and equity	$9,090,691	$11,909,193	$17,603,315	$(16,186,393)	$22,416,806

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012

				Consolidating/ Eliminating Entries
	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries
					Total
Revenues:
Casino	$—	$94,598	$1,972,826	$—	$2,067,424
Rooms	—	112,787	162,524	—	275,311
Food and beverage	—	54,045	105,699	—	159,744
Mall	—	—	93,740	—	93,740
Convention, retail and other	—	73,427	82,806	(39,399)	116,834

	—	334,857	2,417,595	(39,399)	2,713,053
Less — promotional allowances	(280)	(18,874)	(111,667)	(326)	(131,147)

Net revenues	(280)	315,983	2,305,928	(39,725)	2,581,906

Operating expenses:
Casino	—	63,872	1,124,136	(550)	1,187,458
Rooms	—	36,955	23,560	(2)	60,513
Food and beverage	—	23,710	59,296	(1,033)	81,973
Mall	—	—	17,798	—	17,798
Convention, retail and other	—	22,638	61,239	(5,474)	78,403
Provision for doubtful accounts	—	7,475	50,899	—	58,374
General and administrative	—	68,285	190,941	(188)	259,038
Corporate	53,475	106	37,485	(32,474)	58,592
Pre-opening	—	—	43,473	(1)	43,472
Development	6,800	—	—	(3)	6,797
Depreciation and amortization	3,672	55,307	161,461	—	220,440
Amortization of leasehold interests in land	—	—	10,057	—	10,057
Impairment loss	—	—	100,781	—	100,781
(Gain) loss on disposal of assets	(1)	165	318	—	482

	63,946	278,513	1,881,444	(39,725)	2,184,178

Operating income (loss)	(64,226)	37,470	424,484	—	397,728
Other income (expense):
Interest income	95	33,081	6,375	(32,659)	6,892
Interest expense, net of amounts capitalized	(376)	(23,893)	(72,923)	32,659	(64,533)
Other income (expense)	—	(663)	2,445	—	1,782
Loss on modification or early retirement of debt	—	(1,599)	(14,804)	—	(16,403)
Income from equity investments in subsidiaries	282,436	229,547	—	(511,983)	—

Income before income taxes	217,929	273,943	345,577	(511,983)	325,466
Income tax benefit (expense)	22,658	(13,843)	(47,900)	—	(39,085)

Net income	240,587	260,100	297,677	(511,983)	286,381
Net income attributable to noncontrolling interests	—	(736)	(45,058)	—	(45,794)

Net income attributable to Las Vegas Sands Corp.	$240,587	$259,364	$252,619	$(511,983)	$240,587

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$105,123	$1,757,149	$—	$1,862,272
Rooms	—	112,931	126,765	—	239,696
Food and beverage	—	47,573	98,443	—	146,016
Mall	—	—	73,879	—	73,879
Convention, retail and other	—	69,156	92,187	(34,580)	126,763

	—	334,783	2,148,423	(34,580)	2,448,626
Less — promotional allowances	(172)	(16,217)	(86,772)	(369)	(103,530)

Net revenues	(172)	318,566	2,061,651	(34,949)	2,345,096

Operating expenses:
Casino	—	59,818	915,146	(551)	974,413
Rooms	—	33,981	16,752	—	50,733
Food and beverage	—	23,354	51,289	(1,508)	73,135
Mall	—	—	16,118	—	16,118
Convention, retail and other	—	21,561	73,112	(5,767)	88,906
Provision for doubtful accounts	—	495	23,001	—	23,496
General and administrative	—	63,702	159,994	(135)	223,561
Corporate	37,069	83	32,212	(26,988)	42,376
Pre-opening	—	15	18,163	—	18,178
Development	2,420	—	—	—	2,420
Depreciation and amortization	4,478	63,800	137,883	—	206,161
Amortization of leasehold interests in land	—	—	10,034	—	10,034
(Gain) loss on disposal of assets	7,663	2,082	(2,302)	—	7,443

	51,630	268,891	1,451,402	(34,949)	1,736,974

Operating income (loss)	(51,802)	49,675	610,249	—	608,122
Other income (expense):
Interest income	2,531	27,179	1,301	(26,983)	4,028
Interest expense, net of amounts capitalized	(3,450)	(22,862)	(71,263)	26,983	(70,592)
Other income	—	989	919	—	1,908
Income from equity investments in subsidiaries	442,863	368,364	—	(811,227)	—

Income before income taxes	390,142	423,345	541,206	(811,227)	543,466
Income tax benefit (expense)	20,495	(17,969)	(56,900)	—	(54,374)

Net income	410,637	405,376	484,306	(811,227)	489,092
Net income attributable to noncontrolling interests	—	(1,292)	(77,163)	—	(78,455)

Net income attributable to Las Vegas Sands Corp.	$410,637	$404,084	$407,143	$(811,227)	$410,637

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$253,292	$4,080,625	$—	$4,333,917
Rooms	—	226,236	316,802	—	543,038
Food and beverage	—	101,899	211,300	—	313,199
Mall	—	—	165,158	—	165,158
Convention, retail and other	—	149,267	174,084	(76,800)	246,551

	—	730,694	4,947,969	(76,800)	5,601,863
Less — promotional allowances	(513)	(41,259)	(214,664)	(779)	(257,215)

Net revenues	(513)	689,435	4,733,305	(77,579)	5,344,648

Operating expenses:
Casino	—	142,036	2,254,141	(1,168)	2,395,009
Rooms	—	70,081	43,221	(3)	113,299
Food and beverage	—	46,506	115,896	(2,128)	160,274
Mall	—	—	34,099	—	34,099
Convention, retail and other	—	43,350	123,356	(8,779)	157,927
Provision for doubtful accounts	—	14,023	96,569	—	110,592
General and administrative	—	136,774	341,385	(404)	477,755
Corporate	99,670	197	72,766	(65,086)	107,547
Pre-opening	—	—	94,933	(2)	94,931
Development	8,004	—	—	(9)	7,995
Depreciation and amortization	7,259	111,206	296,722	—	415,187
Amortization of leasehold interests in land	—	—	20,002	—	20,002
Impairment loss	—	—	143,674	—	143,674
(Gain) loss on disposal of assets	(1)	567	509	—	1,075

	114,932	564,740	3,637,273	(77,579)	4,239,366

Operating income (loss)	(115,445)	124,695	1,096,032	—	1,105,282
Other income (expense):
Interest income	193	64,557	11,667	(63,877)	12,540
Interest expense, net of amounts capitalized	(3,734)	(49,261)	(140,087)	63,877	(129,205)
Other expense	(47)	(324)	(1,266)	—	(1,637)
Loss on modification or early retirement of debt	(2,831)	(1,599)	(14,804)	—	(19,234)
Income from equity investments in subsidiaries	810,723	649,899	—	(1,460,622)	—

Income before income taxes	688,859	787,967	951,542	(1,460,622)	967,746
Income tax benefit (expense)	50,670	(41,218)	(111,708)	—	(102,256)

Net income	739,529	746,749	839,834	(1,460,622)	865,490
Net income attributable to noncontrolling interests	—	(1,261)	(124,700)	—	(125,961)

Net income attributable to Las Vegas Sands Corp.	$739,529	$745,488	$715,134	$(1,460,622)	$739,529

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$188,246	$3,338,515	$—	$3,526,761
Rooms	—	225,805	245,865	—	471,670
Food and beverage	—	97,880	193,529	—	291,409
Mall	—	—	129,744	—	129,744
Convention, retail and other	—	133,699	166,381	(64,527)	235,553

	—	645,630	4,074,034	(64,527)	4,655,137
Less — promotional allowances	(335)	(33,843)	(163,168)	(776)	(198,122)

Net revenues	(335)	611,787	3,910,866	(65,303)	4,457,015

Operating expenses:
Casino	—	124,186	1,772,891	(1,128)	1,895,949
Rooms	—	66,229	32,957	—	99,186
Food and beverage	—	46,950	100,852	(2,964)	144,838
Mall	—	—	28,222	—	28,222
Convention, retail and other	—	42,714	131,590	(10,257)	164,047
Provision for doubtful accounts	—	6,591	51,963	—	58,554
General and administrative	—	124,434	309,967	(355)	434,046
Corporate	70,049	138	60,364	(50,599)	79,952
Pre-opening	—	15	27,634	—	27,649
Development	2,993	—	—	—	2,993
Depreciation and amortization	8,661	116,613	271,124	—	396,398
Amortization of leasehold interests in land	—	—	23,190	—	23,190
(Gain) loss on disposal of assets	7,663	2,027	(1,748)	—	7,942

	89,366	529,897	2,809,006	(65,303)	3,362,966

Operating income (loss)	(89,701)	81,890	1,101,860	—	1,094,049
Other income (expense):
Interest income	3,088	52,454	2,593	(52,060)	6,075
Interest expense, net of amounts capitalized	(6,900)	(45,934)	(143,403)	52,060	(144,177)
Other income (expense)	—	272	(3,039)	—	(2,767)
Income from equity investments in subsidiaries	771,802	646,086	—	(1,417,888)	—

Income before income taxes	678,289	734,768	958,011	(1,417,888)	953,180
Income tax benefit (expense)	21,671	(27,021)	(94,235)	—	(99,585)

Net income	699,960	707,747	863,776	(1,417,888)	853,595
Net income attributable to noncontrolling interests	—	(1,292)	(152,343)	—	(153,635)

Net income attributable to Las Vegas Sands Corp.	$699,960	$706,455	$711,433	$(1,417,888)	$699,960

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$240,587	$260,100	$297,677	$(511,983)	$286,381
Currency translation adjustment	(29,406)	(24,475)	(27,958)	53,881	(27,958)

Total comprehensive income	211,181	235,625	269,719	(458,102)	258,423
Comprehensive income attributable to noncontrolling interests	—	(736)	(46,506)	—	(47,242)

Comprehensive income attributable to Las Vegas Sands Corp.	$211,181	$234,889	$223,213	$(458,102)	$211,181

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$410,637	$405,376	$484,306	$(811,227)	$489,092
Currency translation adjustment	54,483	47,072	56,892	(101,555)	56,892

Total comprehensive income	465,120	452,448	541,198	(912,782)	545,984
Comprehensive income attributable to noncontrolling interests	—	(1,292)	(79,572)	—	(80,864)

Comprehensive income attributable to Las Vegas Sands Corp.	$465,120	$451,156	$461,626	$(912,782)	$465,120

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$739,529	$746,749	$839,834	$(1,460,622)	$865,490
Currency translation adjustment	68,425	58,794	70,920	(127,219)	70,920

Total comprehensive income	807,954	805,543	910,754	(1,587,841)	936,410
Comprehensive income attributable to noncontrolling interests	—	(1,261)	(127,195)	—	(128,456)

Comprehensive income attributable to Las Vegas Sands Corp.	$807,954	$804,282	$783,559	$(1,587,841)	$807,954

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$699,960	$707,747	$863,776	$(1,417,888)	$853,595
Currency translation adjustment	88,976	75,324	88,848	(164,300)	88,848

Total comprehensive income	788,936	783,071	952,624	(1,582,188)	942,443
Comprehensive income attributable to noncontrolling interests	—	(1,292)	(152,215)	—	(153,507)

Comprehensive income attributable to Las Vegas Sands Corp.	$788,936	$781,779	$800,409	$(1,582,188)	$788,936

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$82,011	$798,641	$1,363,504	$(825,837)	$1,418,319

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(454)	—	(454)
Capital expenditures	(12,332)	(47,438)	(675,742)	—	(735,512)
Proceeds from disposal of property and equipment	—	24	1,454	—	1,478
Notes receivable to non-restricted subsidiaries	—	(7,315)	—	7,315	—
Dividends received from non-restricted subsidiaries	—	712,500	—	(712,500)	—
Repayment of receivable from non-restricted subsidiaries	—	450	—	(450)	—
Capital contributions to subsidiaries	(33)	(665,000)	—	665,033	—

Net cash used in investing activities	(12,365)	(6,779)	(674,742)	(40,602)	(734,488)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,137	—	3,419	—	25,556
Proceeds from the exercise of warrants	526,398	—	—	—	526,398
Dividends paid	(410,586)	—	(357,056)	—	(767,642)
Distributions to noncontrolling interests	—	(1,261)	(3,834)	—	(5,095)
Dividends paid to Las Vegas Sands Corp.	—	(123,836)	(75,012)	198,848	—
Dividends paid to Restricted Subsidiaries	—	—	(1,339,489)	1,339,489	—
Capital contributions received	—	—	665,033	(665,033)	—
Borrowings from Restricted Subsidiaries	—	—	7,315	(7,315)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(450)	450	—
Proceeds from 2012 Singapore credit facility	—	—	3,625,516	—	3,625,516
Repayments on Singapore credit facility	—	—	(3,635,676)	—	(3,635,676)
Repayments on senior secured credit facility	—	(413,341)	—	—	(413,341)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(140,337)	—	(140,337)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease	—	(839)	—	—	(839)
Repayments on other long-term debt	—	—	(1,041)	—	(1,041)
Payments of deferred financing costs	—	—	(100,142)	—	(100,142)

Net cash used in financing activities	(53,607)	(539,277)	(1,351,754)	866,439	(1,078,199)

Effect of exchange rate on cash	—	—	13,650	—	13,650

Increase (decrease) in cash and cash equivalents	16,039	252,585	(649,342)	—	(380,718)
Cash and cash equivalents at beginning of period	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of period	$28,888	$942,227	$2,550,885	$—	$3,522,000

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(33,709)	$139,097	$1,025,213	$(49,078)	$1,081,523

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	2,071	364,609	—	366,680
Capital expenditures	(6,898)	(16,951)	(696,847)	—	(720,696)
Proceeds from disposal of property and equipment	—	—	4,416	—	4,416
Acquisition of intangible assets	(100)	—	(475)	—	(575)
Notes receivable to non-restricted subsidiaries	—	(34,171)	—	34,171	—
Dividends received from non-restricted subsidiaries	—	41,400	—	(41,400)	—
Capital contributions to subsidiaries	(50,000)	—	—	50,000	—

Net cash used in investing activities	(56,998)	(7,651)	(328,297)	42,771	(350,175)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,030	—	1,300	—	14,330
Proceeds from the exercise of warrants	6,760	—	—	—	6,760
Dividends paid	(38,817)	—	—	—	(38,817)
Distribution to noncontrolling interests	—	(1,292)	(4,571)	—	(5,863)
Dividends paid to Las Vegas Sands Corp.	—	(49,078)	—	49,078	—
Dividends paid to Restricted Subsidiaries	—	—	(41,400)	41,400	—
Capital contributions received	—	50,000	—	(50,000)	—
Borrowings from Restricted Subsidiaries	—	—	34,171	(34,171)	—
Repayments on Singapore credit facility	—	—	(198,940)	—	(198,940)
Repayments on VML credit facility	—	—	(25,000)	—	(25,000)
Repayments on senior secured credit facility	—	(14,469)	—	—	(14,469)
Repayments on ferry financing	—	—	(17,508)	—	(17,508)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease	—	(861)	—	—	(861)
Repayments on other long-term debt	—	—	(896)	—	(896)
Repurchase of preferred stock	(5,328)	—	—	—	(5,328)
Payments of preferred stock inducement premium	(16,493)	—	—	—	(16,493)
Payments of deferred financing costs	—	—	(57)	—	(57)

Net cash used in financing activities:	(42,692)	(15,700)	(252,901)	6,307	(304,986)

Effect of foreign exchange rate on cash	—	—	15,663	—	15,663

Increase (decrease) in cash and cash equivalents	(133,399)	115,746	459,678	—	442,025
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$898,445	$527,972	$2,052,689	$—	$3,479,106

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

We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 534,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 83.4% and 84.7% of the gross revenue at The Venetian Macao for the six months ended June 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.

We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites managed and operated by Four Seasons Hotels Inc., and features 19 Paiza mansions; approximately 91,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize units within the Four Seasons Apartments after the necessary government approvals are obtained and future demand warrants it. Approximately 89.0% and 84.6% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from mall and room operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 197,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.6% and 94.7% of the gross revenue at the Sands Macao for the six months ended June 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

In April 2012, we opened phase I of our Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand; a variety of retail offerings; more than 300,000 square feet of meeting space; several food and beverage establishments; along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, which is currently scheduled to open in the third quarter of 2012, includes the opening of the first hotel tower on parcel 6, which will feature up to 2,500 Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 1,500 rooms and suites under the Sheraton Towers brand. Upon completion of phases I and II of the project, the integrated resort will feature approximately 5,800 hotel rooms, approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. The total cost to complete phases I and II is expected to be approximately $950 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2012, we have capitalized costs of $3.59 billion for the entire project, including the land premium (net of amortization) and $212.3 million in outstanding construction payables. Approximately 89.4% of the gross revenue at Sands Cotai Central for the 81-day period ended June 30, 2012, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

Singapore

We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 77.0% and 76.1% of the gross revenue at the Marina Bay Sands for the six months ended June 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

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

Approximately 66.4% and 72.0% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2012 and 2011, respectively, was derived from room, food and beverage and other non-gaming sources, and 33.6% and 28.0%, respectively, was derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; a 50,000-square-foot multipurpose event center, which opened in May 2012; and is the broadcast home of the local PBS affiliate. Sands Bethlehem is also expected to be home to the National Museum of Industrial History. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 89.0% and 91.2% of the gross revenue at Sands Bethlehem for the six months ended June 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.

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

There were no newly identified significant accounting estimates during the six months ended June 30, 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our 2011 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in thousands)
Net revenues	$2,581,906	$2,345,096	10.1%	$5,344,648	$4,457,015	19.9%
Operating expenses	2,184,178	1,736,974	25.7%	4,239,366	3,362,966	26.1%
Operating income	397,728	608,122	(34.6)%	1,105,282	1,094,049	1.0%
Income before income taxes	325,466	543,466	(40.1)%	967,746	953,180	1.5%
Net income	286,381	489,092	(41.4)%	865,490	853,595	1.4%
Net income attributable to Las Vegas
Sands Corp.	240,587	410,637	(41.4)%	739,529	699,960	5.7%

	Percent of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses	84.6%	74.1%	79.3%	75.5%
Operating income	15.4%	25.9%	20.7%	24.5%
Income before income taxes	12.6%	23.2%	18.1%	21.4%
Net income	11.1%	20.9%	16.2%	19.2%
Net income attributable to Las Vegas Sands Corp.	9.3%	17.5%	13.8%	15.7%

Operating Results

Key Operating Revenue Measurements

Operating revenues at The Venetian Macao, Four Seasons Macao, Sands Cotai Central, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play (including similar electronic gaming devices). Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 29.2%, 20.6%, 42.1% and 22.8% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.7%, 4.6%, 5.6% and 5.3% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 31.7% and 35.6%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2012.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games have produced a trailing 12-month win percentage (calculated before discounts) of 20.0% and 14.5% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.7% and 7.2% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 72.7% of our table games play in Las Vegas, for six months ended June 30, 2012, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

Hotel revenue measurements: Performance indicators used are occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. The calculations of the hotel occupancy and average daily room rates include the impact of rooms provided on a complimentary basis. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are normally higher than revenue per available room. Reserved rooms where the guests do not show up for their stay and lose their deposit may be re-sold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and revenue per available room may be higher than the average daily room rate.

Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area (“GLOA”) divided by gross leasable area (“GLA”) at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space that is currently under development or not on the market for lease. Base rent per square foot is the weighted average base, or minimum, rent charge in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended June 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$2,067,424	$1,862,272	11.0%
Rooms	275,311	239,696	14.9%
Food and beverage	159,744	146,016	9.4%
Mall	93,740	73,879	26.9%
Convention, retail and other	116,834	126,763	(7.8)%

	2,713,053	2,448,626	10.8%
Less—promotional allowances	(131,147)	(103,530)	(26.7)%

Total net revenues	$2,581,906	$2,345,096	10.1%

Consolidated net revenues were $2.58 billion for the three months ended June 30, 2012, an increase of $236.8 million compared to $2.35 billion for the three months ended June 30, 2011. The increase was driven by $265.6 million of net revenues at Sands Cotai Central, which opened in April 2012, and a $145.4 million increase at Four Seasons Macao, partially offset by decreases of $86.0 million, $59.4 million and $42.8 million at The Venetian Macao, Sands Macao and Marina Bay Sands, respectively.

Casino revenues increased $205.2 million compared to the three months ended June 30, 2011. The increase is attributable to $249.5 million of revenues at Sands Cotai Central and a $141.5 million increase at Four Seasons Macao, driven by increases in Rolling Chip volume and win percentage. These increases were partially offset by decreases of $86.9 million and $59.0 million at The Venetian Macao and Sands Macao, respectively, due to decreases in Rolling Chip win percentage and volume, as well as a $44.4 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$561,591	$648,471	(13.4)%
Non-Rolling Chip drop	$1,020,925	$1,024,247	(0.3)%
Non-Rolling Chip win percentage	30.6%	25.6%	5.0	pts
Rolling Chip volume	$11,161,558	$13,369,929	(16.5)%
Rolling Chip win percentage	2.68%	3.46%	(0.78	)pts
Slot handle	$1,148,802	$858,244	33.9%
Slot hold percentage	5.2%	6.7%	(1.5	)pts
Sands Macao
Total casino revenues	$264,771	$323,731	(18.2)%
Non-Rolling Chip drop	$717,091	$713,485	0.5%
Non-Rolling Chip win percentage	19.7%	20.0%	(0.3	)pts
Rolling Chip volume	$6,164,802	$7,753,323	(20.5)%
Rolling Chip win percentage	2.58%	2.98%	(0.40	)pts
Slot handle	$611,728	$462,617	32.2%
Slot hold percentage	4.1%	5.8%	(1.7	)pts
Four Seasons Macao
Total casino revenues	$239,783	$98,312	143.9%
Non-Rolling Chip drop	$90,953	$96,929	(6.2)%
Non-Rolling Chip win percentage	43.9%	37.6%	6.3	pts
Rolling Chip volume	$9,207,309	$3,355,650	174.4%
Rolling Chip win percentage	3.05%	2.25%	0.80	pts
Slot handle	$199,069	$200,577	(0.8)%
Slot hold percentage	5.4%	5.4%	—	pts
Sands Cotai Central
Total casino revenues	$249,466	$—	—%
Non-Rolling Chip drop	$389,446	$—	—%
Non-Rolling Chip win percentage	21.5%	—%	—	pts
Rolling Chip volume	$6,820,630	$—	—%
Rolling Chip win percentage	3.12%	—%	—	pts
Slot handle	$665,384	$—	—%
Slot hold percentage	4.0%	—%	—	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$550,231	$594,617	(7.5)%
Non-Rolling Chip drop	$1,205,491	$1,114,463	8.2%
Non-Rolling Chip win percentage	22.2%	22.5%	(0.3	)pts
Rolling Chip volume	$11,505,743	$12,228,811	(5.9)%
Rolling Chip win percentage	2.42%	2.99%	(0.57	)pts
Slot handle	$2,741,055	$2,380,655	15.1%
Slot hold percentage	5.2%	5.4%	(0.2	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$94,598	$105,123	(10.0)%
Table games drop	$434,612	$422,213	2.9%
Table games win percentage	16.5%	20.0%	(3.5	)pts
Slot handle	$445,083	$411,515	8.2%
Slot hold percentage	8.9%	8.8%	0.1	pts
Sands Bethlehem
Total casino revenues	$106,984	$92,018	16.3%
Table games drop	$218,423	$151,541	44.1%
Table games win percentage	14.3%	14.0%	0.3	pts
Slot handle	$1,012,576	$947,870	6.8%
Slot hold percentage	7.2%	7.2%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $35.6 million compared to the three months ended June 30, 2011. Of the increase, $18.5 million was attributable to Marina Bay Sands, driven by increases in occupancy and average daily room rates, and $15.3 million was attributable to the opening of Sands Cotai Central. The hotel tower at Sands Bethlehem opened in May 2011. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2012	2011	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$49,905	$51,388	(2.9)%
Occupancy rate	86.7%	89.7%	(3.0	)pts
Average daily room rate	$228	$223	2.2%
Revenue per available room	$198	$200	(1.0)%
Sands Macao
Total room revenues	$5,828	$5,579	4.5%
Occupancy rate	93.2%	88.0%	5.2	pts
Average daily room rate	$242	$242	—%
Revenue per available room	$225	$213	5.6%
Four Seasons Macao
Total room revenues	$8,915	$7,552	18.0%
Occupancy rate	73.3%	67.8%	5.5	pts
Average daily room rate	$357	$323	10.5%
Revenue per available room	$261	$219	19.2%
Sands Cotai Central
Total room revenues	$15,337	$—	—%
Occupancy rate	75.1%	—%	—	pts
Average daily room rate	$141	$—	—%
Revenue per available room	$106	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$80,124	$61,588	30.1%
Occupancy rate	99.1%	90.8%	8.3	pts
Average daily room rate	$351	$295	19.0%
Revenue per available room	$348	$268	29.9%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$112,787	$112,931	(0.1)%
Occupancy rate	86.2%	88.8%	(2.6	)pts
Average daily room rate	$205	$200	2.5%
Revenue per available room	$176	$177	(0.6)%
Sands Bethlehem
Total room revenues	$2,415	$658	267.0%
Occupancy rate	62.2%	49.1%	13.1	pts
Average daily room rate	$142	$168	(15.5)%
Revenue per available room	$88	$83	6.0%

Food and beverage revenues increased $13.7 million compared to the three months ended June 30, 2011. The increase was primarily attributable to $9.4 million in revenues at Sands Cotai Central and a $3.8 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $19.9 million compared to the three months ended June 30, 2011. The increase was primarily due to a $15.1 million increase at our Macao operating properties, driven by higher overage rents, and the opening of Sands Cotai Central, as well as a $4.3 million increase at Marina Bay Sands, driven by an increase in mall occupancy and base rents. The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2012	2011	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$31,313	$25,600	22.3%
Mall gross leasable area (in square feet)	806,897	813,689	(0.8)%
Occupancy	91.6%	90.7%	0.9	pts
Base rent per square foot	$136	$122	11.5%
Tenant sales per square foot	$1,165	$878	32.7%
The Shoppes at Four Seasons
Total mall revenues	$21,347	$15,171	40.7%
Mall gross leasable area (in square feet)	189,088	192,258	(1.6)%
Occupancy	92.2%	93.1%	(0.9	)pts
Base rent per square foot	$149	$143	4.2%
Tenant sales per square foot	$4,095	$2,519	62.6%
The Shoppes at Sands Cotai Central(1)
Total mall revenues	$3,252	$—	—%
Mall gross leasable area (in square feet)	50,635	—	—%
Occupancy	100.0%	—%	—	pts
Base rent per square foot	$204	$—	—%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$37,376	$33,108	12.9%
Mall gross leasable area (in square feet)	629,734	623,867	0.9%
Occupancy	97.2%	76.7%	20.5	pts
Base rent per square foot	$199	$163	22.1%
Tenant sales per square foot	$1,313	$1,177	11.6%
U.S. Operations:
The Shoppes at Sands Bethlehem(2)
Total mall revenues	$452	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%
Occupancy	65.3%	—%	—	pts

(1)	Phase I of The Shoppes at Sands Cotai Central opened in April 2012.
(2)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Shoppes at Sands Bethlehem began in November 2011.

Convention, retail and other revenues decreased $9.9 million compared to the three months ended June 30, 2011. The decrease was due to a $15.1 million decrease at Marina Bay Sands, driven by a decrease in entertainment revenue, partially offset by a $5.6 million increase in Other Asia driven by our ferry operations.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$1,187,458	$974,413	21.9%
Rooms	60,513	50,733	19.3%
Food and beverage	81,973	73,135	12.1%
Mall	17,798	16,118	10.4%
Convention, retail and other	78,403	88,906	(11.8)%
Provision for doubtful accounts	58,374	23,496	148.4%
General and administrative	259,038	223,561	15.9%
Corporate	58,592	42,376	38.3%
Pre-opening	43,472	18,178	139.1%
Development	6,797	2,420	180.9%
Depreciation and amortization	220,440	206,161	6.9%
Amortization of leasehold interests in land	10,057	10,034	0.2%
Impairment loss	100,781	—	—%
Loss on disposal of assets	482	7,443	(93.5)%

Total operating expenses	$2,184,178	$1,736,974	25.7%

Operating expenses were $2.18 billion for the three months ended June 30, 2012, an increase of $447.2 million compared to $1.74 billion for the three months ended June 30, 2011. The increase in operating expenses was primarily attributable to the opening of Sands Cotai Central, increases in casino and pre-opening expenses, and a $100.8 million impairment charge.

Casino expenses increased $213.0 million compared to the three months ended June 30, 2011. Of the increase, $176.8 million was attributable to Sands Cotai Central. There was also an increase of $104.2 million at Four Seasons Macao, driven primarily by an increase in gaming taxes due to increased casino revenue, and increases of $9.7 million at Sands Bethlehem and $9.1 million at Marina Bay Sands. This was partially offset by decreases of $55.0 million at The Venetian Macao and $35.8 million at Sands Macao, driven primarily by a decrease in gaming taxes due to decreased casino revenue.

Room and food and beverage expenses increased $9.8 million and $8.8 million, respectively, compared to the three months ended June 30, 2011. The increases were driven by the associated increases in the related revenues described above.

Convention, retail and other expenses decreased $10.5 million compared to the three months ended June 30, 2011. The decrease was primarily due to a $9.9 million decrease at Marina Bay Sands, driven by a decrease in entertainment expense.

The provision for doubtful accounts was $58.4 million for the three months ended June 30, 2012, compared to $23.5 million for the three months ended June 30, 2011. The increase was primarily due to a $28.5 million increase at Marina Bay Sands driven by an increase in accounts receivable related to credit extended to gaming patrons. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $35.5 million compared to the three months ended June 30, 2011. The increase was primarily attributable to $24.1 million in expenses at Sands Cotai Central.

Corporate expenses increased $16.2 million compared to the three months ended June 30, 2011, driven by an increase in legal fees.

Pre-opening expenses were $43.5 million for the three months ended June 30, 2012, compared to $18.2 million for the three months ended June 30, 2011. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2012 and 2011 were primarily related to activities at Sands Cotai Central.

The impairment loss of $100.8 million for the three months ended June 30, 2012, was primarily due to the write-off of capitalized construction costs related to our Cotai Strip parcels 7 and 8 in Macao (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net”).

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

	Three Months Ended June 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$229,241	$258,366	(11.3)%
Sands Macao	71,304	95,573	(25.4)%
Four Seasons Macao	76,587	37,620	103.6%
Sands Cotai Central	51,838	—	—%
Other Asia	(5,955)	(9,230)	35.5%

	423,015	382,329	10.6%
Marina Bay Sands	330,405	405,359	(18.5)%
United States:
Las Vegas Operating Properties	64,350	92,909	(30.7)%
Sands Bethlehem	26,917	21,039	27.9%

	91,267	113,948	(19.9)%

Total adjusted property EBITDA	$844,687	$901,636	(6.3)%

Adjusted property EBITDA at our Macao operations increased $40.7 million compared to the three months ended June 30, 2011. The increase was attributable to $51.8 million in adjusted property EBITDA generated at Sands Cotai Central and an increase of $39.0 million at Four Seasons Macao, driven by an increase in casino activity. These increases were offset by decreases of $29.1 million and $24.3 million at The Venetian Macao and Sands Macao, respectively, driven by decreases in casino activity.

Adjusted property EBITDA at Marina Bay Sands decreased $75.0 million compared to the three months ended June 30, 2011. The decrease was primarily attributable to a $42.8 million decrease in net revenues and a $28.5 million increase in provision for doubtful accounts.

Adjusted property EBITDA at our Las Vegas Operating Properties decreased $28.6 million compared to the three months ended June 30, 2011. The decrease was primarily attributable to a $10.8 million decrease in net revenues (excluding intersegment royalty revenue) and a $7.0 million increase in provision for doubtful accounts.

Adjusted property EBITDA at Sands Bethlehem increased $5.9 million compared to the three months ended June 30, 2011. The increase was primarily attributable to an $18.0 million increase in net revenues, driven by an increase in casino activity and the opening of the 300-room hotel tower in May 2011, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$73,025	$102,349
Add—imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,779	—
Less—capitalized interest	(12,271)	(31,757)

Interest expense, net	$64,533	$70,592

Cash paid for interest	$57,797	$99,920
Weighted average total debt balance	$9,765,204	$10,156,397
Weighted average interest rate	3.0%	4.0%

Interest cost decreased $29.3 million compared to the three months ended June 30, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $19.5 million compared to the three months ended June 30, 2011, primarily due to the completion of phase I of Sands Cotai Central in April 2012.

Other Factors Effecting Earnings

Other income was $1.8 million for the three months ended June 30, 2012, compared to $1.9 million for the three months ended June 30, 2011. The amounts in both periods were primarily attributable to foreign exchange gains.

The loss on modification or early retirement of debt was $16.4 million for the three months ended June 30, 2012, and was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — Singapore Credit Facility”).

Our effective income tax rate was 12.0% for the three months ended June 30, 2012, compared to 10.0% for the three months ended June 30, 2011. The effective income tax rate for the three months ended June 30, 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $45.8 million for the three months ended June 30, 2012, compared to $78.5 million for the three months ended June 30, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Revenues

Our net revenues consisted of the following:

	Six Months Ended June 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$4,333,917	$3,526,761	22.9%
Rooms	543,038	471,670	15.1%
Food and beverage	313,199	291,409	7.5%
Mall	165,158	129,744	27.3%
Convention, retail and other	246,551	235,553	4.7%

	5,601,863	4,655,137	20.3%
Less—promotional allowances	(257,215)	(198,122)	(29.8)%

Total net revenues	$5,344,648	$4,457,015	19.9%

Consolidated net revenues were $5.34 billion for the six months ended June 30, 2012, an increase of $887.6 million compared to $4.46 billion for the six months ended June 30, 2011. The increase in net revenues was driven by an increase of $561.2 million across all of our Macao operations and a $220.9 million increase at Marina Bay Sands.

Casino revenues increased $807.2 million compared to the six months ended June 30, 2011. The increase is primarily attributable to $249.5 million at Sands Cotai Central and increases of $263.6 million at Four Seasons Macao, driven by an increase in Rolling Chip volume, and $192.5 million at Marina Bay Sands, driven by increases in Rolling Chip activity and Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,235,464	$1,201,888	2.8%
Non-Rolling Chip drop	$2,126,481	$2,004,851	6.1%
Non-Rolling Chip win percentage	30.6%	26.7%	3.9	pts
Rolling Chip volume	$24,963,132	$25,758,907	(3.1)%
Rolling Chip win percentage	2.82%	3.09%	(0.27	)pts
Slot handle	$2,389,642	$1,601,315	49.2%
Slot hold percentage	5.4%	6.8%	(1.4	)pts
Sands Macao
Total casino revenues	$605,849	$639,405	(5.2)%
Non-Rolling Chip drop	$1,424,935	$1,402,165	1.6%
Non-Rolling Chip win percentage	20.5%	20.2%	0.3	pts
Rolling Chip volume	$12,598,279	$16,022,704	(21.4)%
Rolling Chip win percentage	3.17%	2.86%	0.31	pts
Slot handle	$1,274,972	$898,482	41.9%
Slot hold percentage	4.3%	6.2%	(1.9	)pts
Four Seasons Macao
Total casino revenues	$522,697	$259,135	101.7%
Non-Rolling Chip drop	$196,887	$179,372	9.8%
Non-Rolling Chip win percentage	42.7%	38.8%	3.9	pts
Rolling Chip volume	$21,910,479	$7,303,613	200.0%
Rolling Chip win percentage	2.92%	3.14%	(0.22	)pts
Slot handle	$397,316	$388,081	2.4%
Slot hold percentage	5.7%	5.9%	(0.2	)pts
Sands Cotai Central
Total casino revenues	$249,466	$—	—%
Non-Rolling Chip drop	$389,446	—	—%
Non-Rolling Chip win percentage	21.5%	—%	—	pts
Rolling Chip volume	$6,820,630	$—	—%
Rolling Chip win percentage	3.12%	—%	—	pts
Slot handle	$665,384	$—	—%
Slot hold percentage	4.0%	—%	—	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,251,513	$1,059,014	18.2%
Non-Rolling Chip drop	$2,372,503	$2,100,907	12.9%
Non-Rolling Chip win percentage	22.2%	22.5%	(0.3	)pts
Rolling Chip volume	$24,310,289	$22,361,150	8.7%
Rolling Chip win percentage	3.03%	2.80%	0.23	pts
Slot handle	$5,481,704	$4,422,420	24.0%
Slot hold percentage	5.3%	5.3%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$253,293	$188,246	34.6%
Table games drop	$1,043,631	$898,795	16.1%
Table games win percentage	20.9%	16.5%	4.4	pts
Slot handle	$928,909	$818,864	13.4%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$215,635	$179,073	20.4%
Table games drop	$419,928	$270,505	55.2%
Table games win percentage	14.6%	15.2%	(0.6	)pts
Slot handle	$2,046,227	$1,829,247	11.9%
Slot hold percentage	7.3%	7.3%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $71.4 million compared to the six months ended June 30, 2011. The increase in room revenues was primarily attributable to a $39.8 million increase at Marina Bay Sands, driven by increases in occupancy and average daily room rates, and $15.3 million at Sands Cotai Central. The hotel tower at Sands Bethlehem opened in May 2011. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$108,873	$101,614	7.1%
Occupancy rate	90.1%	88.1%	2.0	pts
Average daily room rate	$236	$225	4.9%
Revenue per available room	$213	$198	7.6%
Sands Macao
Total room revenues	$11,983	$11,114	7.8%
Occupancy rate	93.5%	86.5%	7.0	pts
Average daily room rate	$247	$247	—%
Revenue per available room	$231	$213	8.5%
Four Seasons Macao
Total room revenues	$19,011	$15,058	26.3%
Occupancy rate	77.8%	66.2%	11.6	pts
Average daily room rate	$358	$331	8.2%
Revenue per available room	$279	$220	26.8%
Sands Cotai Central
Total room revenues	$15,337	$—	—%
Occupancy rate	75.1%	—%	—	pts
Average daily room rate	$141	$—	—%
Revenue per available room	$106	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$157,260	$117,421	33.9%
Occupancy rate	98.7%	88.6%	10.1	pts
Average daily room rate	$346	$290	19.3%
Revenue per available room	$341	$257	32.7%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$226,236	$225,805	0.2%
Occupancy rate	84.8%	86.4%	(1.6	)pts
Average daily room rate	$209	$206	1.5%
Revenue per available room	$177	$178	(0.6)%
Sands Bethlehem
Total room revenues	$4,338	$658	559.3%
Occupancy rate	56.2%	49.1%	7.1	pts
Average daily room rate	$141	$168	(16.1)%
Revenue per available room	$79	$83	(4.8)%

Food and beverage revenues increased $21.8 million compared to the six months ended June 30, 2011. Of the increase, $9.4 million was attributable to Sands Cotai Central and $6.8 million was due to The Venetian Macao.

Mall revenues increased $35.4 million compared to the six months ended June 30, 2011. The increase was primarily attributable to increases of $11.3 million and $8.9 million at Four Seasons Macao and The Venetian Macao, respectively, driven by higher overage rents, and an $11.2 million increase at Marina Bay Sands, driven by an increase in mall occupancy. The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2012	2011	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$57,428	$48,549	18.3%
Mall gross leasable area (in square feet)	806,897	813,689	(0.8)%
Occupancy	91.6%	90.7%	0.9	pts
Base rent per square foot	$136	$122	11.5%
Tenant sales per square foot	$1,165	$878	32.7%
The Shoppes at Four Seasons
Total mall revenues	$31,806	$20,463	55.4%
Mall gross leasable area (in square feet)	189,088	192,258	(1.6)%
Occupancy	92.2%	93.1%	(0.9	)pts
Base rent per square foot	$149	$143	4.2%
Tenant sales per square foot	$4,095	$2,519	62.6%
The Shoppes at Sands Cotai Central(2)
Total mall revenues	$3,252	$—	—%
Mall gross leasable area (in square feet)	50,635	—	—%
Occupancy	100.0%	—%	—	pts
Base rent per square foot	$204	$—	—%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$71,910	$60,732	18.4%
Mall gross leasable area (in square feet)	629,734	623,867	0.9%
Occupancy	97.2%	76.7%	20.5	pts
Base rent per square foot	$199	$163	22.1%
Tenant sales per square foot	$1,313	$1,177	11.6%
U.S. Operations:
The Shoppes at Sands Bethlehem(3)
Total mall revenues	$762	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%
Occupancy	65.3%	—%	—	pts

(1)

As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2012 and 2011, they are identical to the summary presented herein for the three months ended June 30, 2012 and 2011, respectively.

(2)	Phase I of The Shoppes at Sands Cotai Central opened in April 2012.
(3)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Shoppes at Sands Bethlehem began in November 2011.

Convention, retail and other revenues increased $11.0 million compared to the six months ended June 30, 2011. The increase was primarily due to increases of $7.6 million in Other Asia, driven by our ferry operations, and $6.0 million at The Venetian Macao.

Operating Expenses

The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$2,395,009	$1,895,949	26.3%
Rooms	113,299	99,186	14.2%
Food and beverage	160,274	144,838	10.7%
Mall	34,099	28,222	20.8%
Convention, retail and other	157,927	164,047	(3.7)%
Provision for doubtful accounts	110,592	58,554	88.9%
General and administrative	477,755	434,046	10.1%
Corporate	107,547	79,952	34.5%
Pre-opening	94,931	27,649	243.3%
Development	7,995	2,993	167.1%
Depreciation and amortization	415,187	396,398	4.7%
Amortization of leasehold interests in land	20,002	23,190	(13.7)%
Impairment loss	143,674	—	—%
Loss on disposal of assets	1,075	7,942	(86.5)%

Total operating expenses	$4,239,366	$3,362,966	26.1%

Operating expenses were $4.24 billion for the six months ended June 30, 2012, an increase of $876.4 million compared to $3.36 billion for the six months ended June 30, 2011. The increase in operating expenses was primarily attributable to increased casino activity at our operating properties, the opening of Sands Cotai Central, an increase in pre-opening expense and $143.7 million in impairment charges.

Casino expenses increased $499.1 million compared to the six months ended June 30, 2011. Of the increase, $219.8 million was due to Four Seasons Macao, driven by the 39% gross win tax on increased casino revenue, $176.8 million was attributable to Sands Cotai Central and $65.1 million was due to Marina Bay Sands.

Room, food and beverage and mall expenses increased $14.1 million, $15.4 million and $5.9 million, respectively, compared to the six months ended June 30, 2011. The increases were driven by the associated increases in the related revenues described above.

The provision for doubtful accounts was $110.6 million for the six months ended June 30, 2012, compared to $58.6 million for the six months ended June 30, 2011. The increase was primarily due to a $41.6 million increase in provisions at the Marina Bay Sands driven by an increase in accounts receivable related to credit extended to gaming patrons. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $43.7 million compared to the six months ended June 30, 2011. The increase was primarily attributable to $24.1 million at Sands Cotai Central and a $12.2 million increase at our Las Vegas Operating Properties.

Corporate expenses increased $27.6 million compared to the six months ended June 30, 2011, driven by an increase in legal fees.

Pre-opening expenses were $94.9 million for the six months ended June 30, 2012, compared to $27.6 million for the six months ended June 30, 2011. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2012 and 2011 were primarily related to activities at Sands Cotai Central.

Impairment loss was $143.7 million for the six months ended June 30, 2012, consisting primarily of a $100.7 million write-off of capitalized construction costs related to our Cotai Strip parcels 7 and 8 in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net”).

Adjusted Property EBITDA

The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$511,174	$486,766	5.0%
Sands Macao	178,260	188,221	(5.3)%
Four Seasons Macao	144,106	95,167	51.4%
Sands Cotai Central	51,838	—	—%
Other Asia	(11,677)	(13,836)	15.6%

	873,701	756,318	15.5%
Marina Bay Sands	802,924	689,830	16.4%
United States:
Las Vegas Operating Properties	180,156	158,074	14.0%
Sands Bethlehem	54,419	43,148	26.1%

	234,575	201,222	16.6%

Total adjusted property EBITDA	$1,911,200	$1,647,370	16.0%

Adjusted property EBITDA at our Macao operations increased $117.4 million compared to the six months ended June 30, 2011. The increase was primarily attributable to $51.8 million in adjusted property EBITDA generated at Sands Cotai Central and a $48.9 million increase at Four Seasons Macao, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands increased $113.1 million compared to the six months ended June 30, 2011. The increase was primarily attributable to a $220.9 million increase in net revenues, partially offset by an increase of $65.1 million in casino expenses driven by increased casino activity, as well as increases in the other associated operating expenses.

Adjusted property EBITDA at our Las Vegas Operating Properties increased $22.1 million compared to the six months ended June 30, 2011. The increase was primarily attributable to a $59.6 million increase in net revenues (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $11.3 million compared to the six months ended June 30, 2011. The increase was primarily attributable to a $42.5 million increase in net revenues, driven by an increase in casino activity and the opening of the 300-room hotel tower in May 2011, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$156,047	$206,544
Add—imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7,555	—
Less—capitalized interest	(34,397)	(62,367)

Interest expense, net	$129,205	$144,177

Cash paid for interest	$157,709	$211,412
Weighted average total debt balance	$9,926,923	$10,159,675
Weighted average interest rate	3.1%	4.1%

Interest cost decreased $50.5 million compared to the six months ended June 30, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $28.0 million compared to the six months ended June 30, 2011, primarily due to the completion of phase I of Sands Cotai Central in April 2012.

Other Factors Effecting Earnings

Other expense was $1.6 million for the six months ended June 30, 2012, compared to $2.8 million for the six months ended June 30, 2011. The amounts in both periods were primarily attributable to decreases in the fair value of our interest rate cap agreements and foreign exchange losses.

The loss on modification or early retirement of debt was $19.2 million for the six months ended June 30, 2012, and was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — Singapore Credit Facility”).

Our effective income tax rate was 10.6% for the six months ended June 30, 2012, compared to 10.4% for the six months ended June 30, 2011. The effective income tax rate for the six months ended June 30, 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $126.0 million for the six months ended June 30, 2012, compared to $153.6 million for the six months ended June 30, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

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

Macao

We submitted plans to the Macao government for our remaining Cotai Strip development (referred to as parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. Subject to government approval, the integrated resort is intended to include a gaming area (to be operated under our Macao gaming subconcession), hotel and shopping mall. We commenced pre-construction activities and have capitalized costs of $98.1 million, including the land premium (net of amortization), as of June 30, 2012. We intend to commence construction after the necessary government approvals are obtained. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government. The estimated overall cost of the project is currently not determinable with certainty.

As of June 30, 2012, we have capitalized an aggregate of $7.98 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our $3.7 billion Macao credit facility completed in November 2011 (the “2011 VML Credit Facility,” see “— Liquidity and Capital Resources — Development Financing Strategy” for further disclosure), we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain the additional financing required or on terms suitable to us.

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

Under our land concession for parcel 3, we initially were required to complete the corresponding development by August 2011, but subsequently were granted an extension from the Macao government, which extended the deadline until April 2013. In July 2012, the Macao government granted us an additional extension, which now requires the development to be completed by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by May 2014. Should we determine that we are unable to complete the developments by their respective deadlines, we intend to apply for extensions from the Macao government; however, no assurances can be given that extensions will be granted. If we are unable to meet these deadlines and the deadlines are not extended, we could lose our land concessions for Sands Cotai Central or parcel 3, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $3.59 billion or $98.1 million in capitalized construction costs and land premiums (net of amortization), as of June 30, 2012, related to Sands Cotai Central and parcel 3, respectively.

United States

We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of June 30, 2012, we have capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Net cash generated from operating activities	$1,418,319	$1,081,523

Investing cash flows:
Change in restricted cash and cash equivalents	(454)	366,680
Capital expenditures	(735,512)	(720,696)
Proceeds from disposal of property and equipment	1,478	4,416
Acquisition of intangible assets	—	(575)

Net cash used in investing activities	(734,488)	(350,175)

Financing cash flows:
Proceeds from exercise of stock options	25,556	14,330
Proceeds from exercise of warrants	526,398	6,760
Dividends paid	(767,642)	(38,817)
Distributions to noncontrolling interests	(5,095)	(5,863)
Proceeds from long-term debt	3,625,516	—
Repayments on long-term debt	(4,382,790)	(259,518)
Repurchase of preferred stock	—	(5,328)
Payments of preferred stock inducement premium	—	(16,493)
Payments of deferred financing costs	(100,142)	(57)

Net cash used in financing activities	(1,078,199)	(304,986)

Effect of exchange rate on cash	13,650	15,663

Increase (decrease) in cash and cash equivalents	$(380,718)	$442,025

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2012, increased $336.8 million compared to the six months ended June 30, 2011. The increase was attributable to the increase in our operating results during the six months ended June 30, 2012, as previously described.

Cash Flows — Investing Activities

Capital expenditures for the six months ended June 30, 2012, totaled $735.5 million, including $574.6 million for construction and development activities in Macao (primarily for Sands Cotai Central), $87.4 million for construction activities in Singapore, $13.6 million for construction activities at Sands Bethlehem and $59.9 million at our Las Vegas Operating Properties and for corporate and other activities.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $1.08 billion for the six months ended June 30, 2012, which was primarily attributable to $767.6 million in dividend payments and the repayments of $413.3 million on our U.S. credit facility and $140.3 million on our ferry financing, as well as $189.7 million for the redemption of our Senior Notes, partially offset by $525.0 million of proceeds from the exercise of warrants by our Principal Stockholder’s family.

As of June 30, 2012, we had $1.41 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.

Development Financing Strategy

Through June 30, 2012, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for the quarterly period ended June 30, 2012, and then decreases to 5.0x for all quarterly periods thereafter through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). In Macao, our 2011 VML Credit Facility also requires our Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ended June 30, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ended September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ended March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility (the “2012 Singapore Credit Facility”), entered into in June 2012, requires operations of Marina Bay Sands to comply with similar financial covenants, commencing with the quarter ending September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending September 30, 2012 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of June 30, 2012, our U.S. and Macao leverage ratios were 1.3x and 1.9x, respectively, compared to the maximum leverage ratios allowed of 5.5x and 4.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted cash and cash equivalents of approximately $3.52 billion and restricted cash and cash equivalents of approximately $7.6 million as of June 30, 2012, of which approximately $2.49 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.49 billion, approximately $2.05 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our developments currently under construction and maintain compliance with the financial covenants of our U.S., Macao and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In November 2011, we completed the $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. In March 2012, we redeemed the outstanding balance of Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the six months ended June 30, 2012. In May 2012, we repaid the $131.6 million outstanding balance under our ferry financing and recorded a $1.7 million loss on early retirement of debt during the three and six months ended June 30, 2012. In June 2012, we entered into the 5.1 billion Singapore dollar (approximately $4.02 billion at exchange rates in effect on June 30, 2012) 2012 Singapore Credit Facility, which was used to repay the outstanding indebtedness under the prior Singapore credit facility. As a result, we recorded a $13.1 million loss on modification and early retirement of debt during the three and six months ended June 30, 2012. In June 2012, we repaid $400.0 million of indebtedness under the term loans of our U.S. credit facility and recorded a $1.6 million loss on early retirement of debt during the three and six months ended June 30, 2012.

On February 28 and June 22, 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $1.20 billion) to SCL shareholders (of which we retained $844.4 million). On March 30 and June 29, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the six months ended June 30, 2012, we recorded $411.5 million as a distribution against retained earnings (of which $215.7 million related to our Principal Stockholder’s family). In July 2012, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $206 million) to be paid on September 28, 2012, to shareholders of record on September 20, 2012.

On March 2, 2012, our Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of our common stock and paid $525.0 million in cash as settlement of the exercise price.

Aggregate Indebtedness and Other Known Contractual Obligations

As of June 30, 2012, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the following:

•

borrowings of $3.63 billion under our 2012 Singapore Credit Facility (which mature in June 2018 and include quarterly payments commencing with the quarter ending September 30, 2014, with the remaining principal due in full upon maturity), which were used to repay the outstanding indebtedness under the prior Singapore credit facility (which would have matured in March 2015);

•	repayment of $400.0 million under the term loans of our U.S credit facility on a pro rata basis (which would have matured between May 2013 and November 2016);

•	redemption of $191.7 million of the outstanding principal of our senior notes (which would have matured in February 2015); and

•	repayment of $131.6 million outstanding balance under our ferry financing (which would have matured in December 2015).

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2012, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending June 30:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$93.3	$775.5	$1,020.9	$2,148.6	$3,928.6	$1,377.7	$9,344.6	$9,084.4
Average interest rate(2)	2.2%	2.0%	2.5%	2.5%	2.6%	—	2.5%
ASSETS
Cap agreements(3)	$—	$0.1	$0.3	$—	$—	$—	$0.4	$0.4

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of June 30, 2012, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $94.1 million.

(3)	As of June 30, 2012, we have 36 interest rate cap agreements with an aggregate fair value of approximately $0.4 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 1.5% per annum to 2.25% per annum based on a specified consolidated leverage ratio. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum until December 22, 2012 (the first 180 days after the closing date). Beginning December 23, 2012, the spread for all borrowings is subject to a reduction based on a specified consolidated adjusted EBITDA ratio. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum. Borrowings under the ferry financing, as amended, bear interest at HIBOR plus 2.5% per annum.

Foreign currency transaction losses for the six months ended June 30, 2012, were $0.5 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of June 30, 2012, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.8 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2012, and have concluded that they are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

The only change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or was reasonably likely to have a material effect on the Company’s internal control over financial reporting, related to the opening of Sands Cotai Central in April 2012. We have implemented controls and procedures at Sands Cotai Central similar to those in effect at our other properties.

PART II OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6 — EXHIBITS

List of Exhibits

Exhibit No.	Description of Document
10.1	Terms of Continued Employment, dated June 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven.

10.2	Facility Agreement, dated as of June 25, 2012, among Marina Bay Sands Pte. Ltd., as borrower, DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS Bank Ltd., as agent for the finance parties and security trustee for the secured parties and certain other lenders party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and
Chief Executive Officer

August 9, 2012

	By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

August 9, 2012