Form 10-Q
period 2012-09-30
LAS VEGAS SANDS CORP
filed 2012-11-09
CIK 1300514

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock ($0.001 par value)	823,449,212 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(In thousands, except share and
	per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,745,415	$3,902,718
Restricted cash and cash equivalents	4,401	4,828
Accounts receivable, net	1,702,458	1,336,817
Inventories	42,511	34,990
Deferred income taxes, net	12,023	72,192
Prepaid expenses and other	92,269	45,607

Total current assets	5,599,077	5,397,152
Property and equipment, net	15,638,535	15,030,979
Deferred financing costs, net	228,098	173,636
Restricted cash and cash equivalents	3,466	2,315
Deferred income taxes, net	31,748	153
Leasehold interests in land, net	1,443,503	1,390,468
Intangible assets, net	73,165	80,068
Other assets, net	140,770	169,352

Total assets	$23,158,362	$22,244,123

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150,192	$104,113
Construction payables	372,320	359,909
Accrued interest payable	10,249	31,668
Other accrued liabilities	1,725,871	1,439,110
Income taxes payable	163,209	108,060
Current maturities of long-term debt	98,136	455,846

Total current liabilities	2,519,977	2,498,706
Other long-term liabilities	128,858	89,445
Deferred income taxes	156,346	205,438
Deferred proceeds from sale of The Shoppes at The Palazzo	267,710	266,992
Deferred gain on sale of The Grand Canal Shoppes	44,746	47,344
Deferred rent from mall transactions	118,805	119,915
Long-term debt	9,397,866	9,577,131

Total liabilities	12,634,308	12,804,971

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 823,446,712 and 733,249,698 shares issued and outstanding	823	733
Capital in excess of par value	6,212,167	5,610,160
Accumulated other comprehensive income	256,222	94,104
Retained earnings	2,598,984	2,145,692

Total Las Vegas Sands Corp. stockholders’ equity	9,068,196	7,850,689
Noncontrolling interests	1,455,858	1,588,463

Total equity	10,524,054	9,439,152

Total liabilities and equity	$23,158,362	$22,244,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
	(Unaudited)
Revenues:
Casino	$2,201,030	$1,903,142	$6,534,947	$5,429,903
Rooms	287,849	262,352	830,887	734,022
Food and beverage	142,685	147,223	455,884	438,632
Mall	103,232	89,212	268,390	218,956
Convention, retail and other	117,129	134,629	363,680	370,182

	2,851,925	2,536,558	8,453,788	7,191,695
Less-promotional allowances	(142,443)	(127,183)	(399,658)	(325,305)

Net revenues	2,709,482	2,409,375	8,054,130	6,866,390

Operating expenses:
Casino	1,278,162	993,378	3,673,171	2,889,327
Rooms	58,911	53,493	172,210	152,679
Food and beverage	77,748	71,781	238,022	216,619
Mall	16,666	15,534	50,765	43,756
Convention, retail and other	66,867	83,695	224,794	247,742
Provision for doubtful accounts	72,805	33,953	183,397	92,507
General and administrative	268,832	240,672	746,587	674,718
Corporate	54,617	54,031	162,164	133,983
Pre-opening	39,872	15,823	134,803	43,472
Development	4,201	3,308	12,196	6,301
Depreciation and amortization	226,538	200,071	641,725	596,469
Amortization of leasehold interests in land	10,014	10,143	30,016	33,333
Impairment loss	—	—	143,674	—
Loss on disposal of assets	154	937	1,229	8,879

	2,175,387	1,776,819	6,414,753	5,139,785

Operating income	534,095	632,556	1,639,377	1,726,605
Other income (expense):
Interest income	4,176	2,369	16,716	8,444
Interest expense, net of amounts capitalized	(62,292)	(70,761)	(191,497)	(214,938)
Other income (expense)	2,352	(6,617)	715	(9,384)
Loss on modification or early retirement of debt	—	—	(19,234)	—

Income before income taxes	478,331	557,547	1,446,077	1,510,727
Income tax expense	(33,351)	(52,375)	(135,607)	(151,960)

Net income	444,980	505,172	1,310,470	1,358,767
Net income attributable to noncontrolling interests	(95,198)	(80,293)	(221,159)	(233,928)

Net income attributable to Las Vegas Sands Corp.	349,782	424,879	1,089,311	1,124,839
Preferred stock dividends	—	(19,140)	—	(57,957)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	(23,136)	—	(69,408)
Preferred stock inducement and repurchase premiums	—	(28,972)	—	(48,080)

Net income attributable to common stockholders	$349,782	$353,631	$1,089,311	$949,394

Earnings per share:
Basic	$0.43	$0.48	$1.36	$1.31

Diluted	$0.42	$0.44	$1.32	$1.17

Weighted average shares outstanding:
Basic	821,482,154	729,773,246	801,084,165	727,309,255

Diluted	825,606,248	812,543,534	823,361,035	811,550,683

Dividends declared per common share	$0.25	$—	$0.75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
	(Unaudited)
Net income	$444,980	$505,172	$1,310,470	$1,358,767
Currency translation adjustment	94,294	(117,492)	165,214	(28,644)

Total comprehensive income	539,274	387,680	1,475,684	1,330,123
Comprehensive income attributable to noncontrolling interests	(95,799)	(78,229)	(224,255)	(231,736)

Comprehensive income attributable to Las Vegas Sands Corp.	$443,475	$309,451	$1,251,429	$1,098,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
				Accumulated
			Capital in	Other
	Preferred	Common	Excess of	Comprehensive	Retained	Noncontrolling
	Stock	Stock	Par Value	Income	Earnings	Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2011	$207,356	$708	$5,444,705	$129,519	$880,703	$1,268,197	$7,931,188
Net income	—	—	—	—	1,124,839	233,928	1,358,767
Currency translation adjustment	—	—	—	(26,452)	—	(2,192)	(28,644)
Exercise of stock options	—	2	21,270	—	—	1,140	22,412
Tax shortfall from stock-based compensation	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	45,735	—	—	2,199	47,934
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	(66,625)	21	76,266	—	—	—	9,662
Repurchase of preferred stock	(33,363)	—	—	—	(31,586)	—	(64,949)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	829	829
Distributions to noncontrolling interests	—	—	—	—	—	(7,806)	(7,806)
Dividends declared, net of amounts previously accrued	—	—	—	—	(51,103)	—	(51,103)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(69,408)	—	(69,408)
Preferred stock inducement premium	—	—	—	—	(16,494)	—	(16,494)

Balance at September 30, 2011	$107,368	$732	$5,587,892	$103,067	$1,830,097	$1,496,295	$9,125,451

Balance at January 1, 2012	$—	$733	$5,610,160	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	—	1,089,311	221,159	1,310,470
Currency translation adjustment	—	—	—	162,118	—	3,096	165,214
Exercise of stock options	—	1	27,253	—	—	3,116	30,370
Stock-based compensation	—	—	48,258	—	—	2,381	50,639
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	—	88	528,820	—	—	—	528,908
Acquisition of remaining shares of noncontrolling interest	—	—	(2,323)	—	—	2,323	—
Deemed distribution to Principal Stockholder	—	—	—	—	(18,576)	—	(18,576)
Dividends declared	—	—	—	—	(617,443)	(357,056)	(974,499)
Distributions to noncontrolling interests	—	—	—	—	—	(7,624)	(7,624)

Balance at September 30, 2012	$—	$823	$6,212,167	$256,222	$2,598,984	$1,455,858	$10,524,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$1,310,470	$1,358,767
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	641,725	596,469
Amortization of leasehold interests in land	30,016	33,333
Amortization of deferred financing costs and original issue discount	36,401	35,059
Amortization of deferred gain and rent	(3,708)	(7,182)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	1,295	754
Loss on modification or early retirement of debt	16,313	—
Impairment and loss on disposal of assets	144,903	8,879
Stock-based compensation expense	50,268	47,242
Provision for doubtful accounts	183,397	92,507
Foreign exchange loss	3,081	3,013
Deferred income taxes	(20,671)	69,219
Changes in operating assets and liabilities:
Accounts receivable	(509,089)	(502,848)
Inventories	(7,026)	(1,287)
Prepaid expenses and other	(41,303)	1,628
Leasehold interests in land	(24,163)	(22,980)
Accounts payable	44,560	(10,217)
Accrued interest payable	(21,969)	(23,319)
Income taxes payable	46,328	80,497
Other accrued liabilities	292,005	169,639

Net cash generated from operating activities	2,172,833	1,929,173

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(717)	590,096
Capital expenditures	(1,062,778)	(1,087,605)
Proceeds from disposal of property and equipment	2,266	5,487
Acquisition of intangible assets	—	(100)

Net cash used in investing activities	(1,061,229)	(492,122)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,370	22,412
Proceeds from exercise of warrants	528,908	9,662
Dividends paid	(973,108)	(57,957)
Distributions to noncontrolling interests	(7,624)	(7,806)
Deemed distribution to Principal Stockholder	(18,576)	—
Proceeds from long-term debt (Note 3)	3,625,516	—
Repayments on long-term debt (Note 3)	(4,391,311)	(399,403)
Repurchase of preferred stock	—	(64,949)
Payments of preferred stock inducement premium	—	(16,494)
Payments of deferred financing costs	(100,190)	(6,076)

Net cash used in financing activities	(1,306,015)	(520,611)

Effect of exchange rate on cash	37,108	(1,946)

Increase (decrease) in cash and cash equivalents	(157,303)	914,494
Cash and cash equivalents at beginning of period	3,902,718	3,037,081

Cash and cash equivalents at end of period	$3,745,415	$3,951,575

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$165,178	$203,183

Cash payments for taxes, net of refunds	$100,397	$(5,582)

Change in construction payables	$12,411	$(161,295)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$371	$692

Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$1,391	$—

Property and equipment acquired under capital lease	$10,097	$—

Acquisition of remaining shares of noncontrolling interest	$2,323	$—

Disposition of interest in majority owned subsidiary	$—	$829

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$—	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$—	$69,408

Warrants exercised and settled through tendering of preferred stock	$—	$66,625

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

In April and September 2012, the Company opened phases I and IIA, respectively, of its Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand; a variety of retail offerings; more than 300,000 square feet of meeting space; several food and beverage establishments; along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA, includes the first hotel tower on parcel 6, which features approximately 1,800 additional Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,100 rooms and suites under the Sheraton Towers brand. Upon completion of phases I and II of the project, the integrated resort will feature approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. The total cost to complete phase IIB is expected to be approximately $700 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2012, the Company has capitalized costs of $3.81 billion for the entire project, including the land premium (net of amortization) and $229.6 million in outstanding construction payables.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Pennsylvania

The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 152,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; a 50,000-square-foot multipurpose event center, which opened in May 2012; and is the broadcast home of the local PBS affiliate. Sands Bethlehem is also expected to be home to the National Museum of Industrial History. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.

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

Macao

The Company submitted plans to the Macao government for The Parisian Macao (formerly referred to as parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. Subject to government approval, The Parisian Macao is intended to include a gaming area (to be operated under the Company’s Macao gaming subconcession), hotel and shopping mall. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company had commenced pre-construction activities and has capitalized costs of $106.8 million, including the land premium (net of amortization), as of September 30, 2012. The Company intends to commence construction after the necessary government approvals are obtained. In addition, the Company is completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.

Under the Company’s land concession for Sands Cotai Central, the Company was required to complete the development by May 2014. The land concession for The Parisian Macao contains a similar requirement that the development initially be completed by August 2011, but the Company subsequently was granted an extension from the Macao government, which extended the deadline until April 2013. In July 2012, the Macao government granted the Company an additional extension, which now requires the development to be completed by April 2016. Should the Company determine that it is unable to complete the developments by their respective deadlines, the Company intends to apply for extensions from the Macao government; however, no assurances can be given that extensions will be granted. If the Company is unable to meet these deadlines and the deadlines are not extended, it could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $3.81 billion or $106.8 million in capitalized construction costs and land premiums (net of amortization), as of September 30, 2012, related to Sands Cotai Central and The Parisian Macao, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of September 30, 2012, the Company has capitalized construction costs of $178.9 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

Development Financing Strategy

Through September 30, 2012, the Company has funded its development projects primarily through borrowings under its U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility, as amended in August 2010, requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Macao credit facility (the “2011 VML Credit Facility”) also requires the Company’s Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending September 30, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The Singapore credit facility (the “2012 Singapore Credit Facility”), entered into in June 2012, requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarter ended September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending September 30, 2012 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted cash and cash equivalents of approximately $3.75 billion and restricted cash and cash equivalents of approximately $7.9 million as of September 30, 2012. The Company believes that the cash on hand, cash flow generated from operations and available borrowings under its credit facilities will be sufficient to fund its development projects currently under construction and maintain compliance with the financial covenants of its U.S., Macao and Singapore credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In November 2011, the Company completed its $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the prior Macao credit facilities, as well as to continue to fund the development, construction and completion of certain components of Sands Cotai Central. In June 2012, the Company entered into its 5.1 billion Singapore dollar (“SGD,” approximately $4.16 billion at exchange rates in effect on September 30, 2012) 2012 Singapore Credit Facility, which was used to repay the outstanding indebtedness under the prior Singapore credit facility (see “— Note 3 — Long-term Debt — 2012 Singapore Credit Facility”).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and international financial reporting standards. The guidance was effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance was effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. See the condensed consolidated statements of comprehensive income for the required presentation.

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

NOTE 2 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$559,333	$436,768
Building and improvements	14,254,350	11,456,407
Furniture, fixtures, equipment and leasehold improvements	2,394,403	2,147,326
Transportation	411,645	405,156
Construction in progress	1,740,749	3,677,479

	19,360,480	18,123,136
Less — accumulated depreciation and amortization	(3,721,945)	(3,092,157)

	$15,638,535	$15,030,979

Construction in progress consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Sands Cotai Central	$911,359	$2,902,743
Four Seasons Macao (principally the Four Seasons Apartments)	414,272	404,650
Other	415,118	370,086

	$1,740,749	$3,677,479

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The $415.1 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and The Parisian Macao.

Under generally accepted accounting principles, the sale of The Shoppes at The Palazzo has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $254.1 million (net of $57.3 million of accumulated depreciation) as of September 30, 2012, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.

During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company capitalized interest expense of $9.9 million, $44.3 million, $34.9 million and $97.3 million, respectively. During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company capitalized approximately $4.8 million, $13.2 million, $3.9 million and $17.8 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

The Company had commenced pre-construction activities on its Cotai Strip development referred to as parcels 7 and 8. During December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao. In May 2012, the Company withdrew its appeal and recorded an impairment loss of $100.7 million during the nine months ended September 30, 2012, related to the capitalized construction costs of its development on parcels 7 and 8.

The Company also recorded a one-time impairment loss of $42.9 million related to the termination of the ZAiA show at The Venetian Macao during the nine months ended September 30, 2012.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.

NOTE 3 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$1,821,056	$2,135,504
Senior Secured Credit Facility — Delayed Draws I and II	608,090	713,089
6.375% Senior Notes (net of original issue discount of $547)	—	189,165
Airplane Financings	71,969	74,734
HVAC Equipment Lease	20,110	21,337
Other	4,070	2,958
Macao Related:
2011 VML Credit Facility	3,209,090	3,206,010
Ferry Financing	—	140,268
Other	7,720	306
Singapore Related:
2012 Singapore Credit Facility	3,753,028	—
Singapore Credit Facility	—	3,548,162
Other	869	1,444

	9,496,002	10,032,977
Less — current maturities	(98,136)	(455,846)

Total long-term debt	$9,397,866	$9,577,131

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Senior Secured Credit Facility

In June 2012, the Company paid down $400.0 million under the Senior Secured Credit Facility and recorded a $1.6 million loss on early retirement of debt during the nine months ended September 30, 2012. As of September 30, 2012, the Company had $528.1 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit.

Senior Notes

In March 2012, the Company redeemed the Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the nine months ended September 30, 2012.

2011 VML Credit Facility

As of September 30, 2012, the Company had $500.0 million of available borrowing capacity under the 2011 VML Credit Facility.

Ferry Financing

In May 2012, the Company repaid the $131.6 million outstanding balance under the Ferry Financing and recorded a $1.7 million loss on early retirement of debt during the nine months ended September 30, 2012.

Singapore Credit Facility

In June 2012, borrowings under the new 2012 Singapore Credit Facility (as further described below) were used to repay the outstanding balance under the Singapore Credit Facility. The Company recorded a $13.1 million loss on modification and early retirement of debt during the nine months ended September 30, 2012, as part of the refinancing of the facility.

2012 Singapore Credit Facility

In June 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a SGD 5.1 billion (approximately $4.16 billion at exchange rates in effect on September 30, 2012) credit agreement, providing for a fully funded SGD 4.6 billion (approximately $3.75 billion at exchange rates in effect on September 30, 2012) term loan (the “2012 Singapore Term Facility”) and a SGD 500.0 million (approximately $407.9 million at exchange rates in effect on September 30, 2012) revolving facility (the “2012 Singapore Revolving Facility”) that is available until November 25, 2017, which includes a SGD 100.0 million (approximately $81.6 million at exchange rates in effect on September 30, 2012) ancillary facility (the “2012 Singapore Ancillary Facility”). As of September 30, 2012, the Company had SGD 493.3 million (approximately $402.5 million at exchange rates in effect on September 30, 2012) available for borrowing, net of outstanding letters of credit.

The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The 2012 Singapore Term Facility matures on June 25, 2018, with MBS required to repay or prepay the 2012 Singapore Credit Facility under certain circumstances. Commencing September 30, 2014, and at the end of each quarter thereafter, MBS is required to repay the outstanding 2012 Singapore Term Facility in an amount increasing from 2.0% (September 30, 2014) to 8.0% (March 31, 2017 to March 31, 2018) of the aggregate principal amount outstanding of SGD 4.6 billion (approximately $3.75 billion at exchange rates in effect on September 30, 2012). The remaining balance on the 2012 Singapore Term Facility is due on the maturity date. The 2012 Singapore Revolving Facility matures on December 25, 2017, and has no interim amortization payments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 1.85% (set at approximately 2.2% as of September 30, 2012) until December 22, 2012 (the first 180 days after the closing date). Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA. MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility.

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

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Proceeds from 2012 Singapore Credit Facility	$3,625,516	$—

Repayments on Singapore Credit Facility	$(3,635,676)	$(302,210)
Repayments on Senior Secured Credit Facility	(419,448)	(21,703)
Redemption of Senior Notes	(189,712)	—
Repayments on Ferry Financing	(140,337)	(26,243)
Repayments on VML Credit Facility	—	(43,750)
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on HVAC Equipment Lease	(1,227)	(1,261)
Repayments on Other Long-Term Debt	(2,145)	(1,470)

	$(4,391,311)	$(399,403)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of September 30, 2012 and December 31, 2011, was approximately $9.26 billion and $9.48 billion, respectively, compared to its carrying value of $9.47 billion and $10.01 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

NOTE 4 — EQUITY AND EARNINGS PER SHARE

Preferred Stock and Warrants

On February 15, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $19.6 million (of which $13.1 million was paid to the Principal Stockholder’s family). On May 16, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $19.2 million (of which $13.1 million was paid to the Principal Stockholder’s family). On August 15, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $19.1 million (of which $13.1 million was paid to the Principal Stockholder’s family).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the warrant exercise price. Additionally, during the nine months ended September 30, 2012, 39,070 warrants were exercised to purchase an aggregate of 655,496 shares of the Company’s common stock at $6.00 per share and $3.9 million in cash was received as settlement of the warrant exercise price.

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

Common Stock Dividends

On March 30, June 29 and September 28, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2012, the Company recorded $617.4 million as a distribution against retained earnings (of which $323.5 million related to the Principal Stockholder’s family). Of this amount, approximately $1.4 million has been recorded as a liability as of September 30, 2012, which will be paid to holders of unvested restricted stock and stock units upon vesting.

In October 2012, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $206 million) to be paid on December 28, 2012, to shareholders of record on December 20, 2012.

Other Equity Transactions

In July 2012, the Company purchased a Boeing 747 airplane from an entity controlled by the Principal Stockholder for $34.0 million, based on independent third party appraisals. In accordance with accounting standards regarding transactions between entities under common control, the Company recorded the cost of the airplane at the Principal Stockholder’s book value at the date of the transaction, which was $15.4 million. The $18.6 million difference between the amount paid and the book value of the airplane (a gain to the Principal Stockholder) was recorded as a deemed distribution to the Principal Stockholder.

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

Noncontrolling Interests

On February 28 and June 22, 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $1.20 billion) to SCL shareholders (of which the Company retained $844.4 million). In addition, during the nine months ended September 30, 2012, the Company distributed $7.6 million to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	821,482,154	729,773,246	801,084,165	727,309,255
Potential dilution from stock options, warrants and restricted stock and stock units	4,124,094	82,770,288	22,276,870	84,241,428

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	825,606,248	812,543,534	823,361,035	811,550,683

Antidilutive stock options, warrants and restricted stock and stock units excluded from the calculation of diluted earnings per share	5,549,521	5,496,367	5,395,158	5,512,267

Accumulated Other Comprehensive Income

As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

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

As of September 30, 2012 and December 31, 2011, the Company’s joint ventures had total assets of $101.2 million and $108.4 million, respectively, and total liabilities of $105.7 million and $104.3 million, respectively.

NOTE 6 — INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macao and Singapore. In 2010 and 2011, the Internal Revenue Service (“IRS”) issued Revenue Agent’s Reports for tax years 2005 through 2008 and 2009, respectively, of which the Company is appealing certain adjustments proposed by the IRS. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax year 2010. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of September 30, 2012, may decrease by a range of $0 to $17 million within the next twelve months primarily due to the possible settlement of matters presently under consideration at appeals in connection with the IRS audit of the Company’s 2005 through 2009 consolidated federal income tax returns. The Company is subject to examination for tax years after 2006 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and impact the provision for income taxes.

During the nine months ended September 30, 2012, certain wholly owned foreign subsidiaries paid dividends resulting in incremental U.S. taxable income. The receipt of the dividends did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. federal net operating loss and the U.S. foreign tax credits generated as a result of the dividends. In addition, the dividends generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2012. The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. During July 2012, Venetian Macau Limited (“VML”) requested an additional 5-year income tax exemption; however, there is no assurance that the Company will receive the extension. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on September 30, 2012) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense:
Stock options	$9,137	$10,339	$27,182	$35,308
Restricted stock and stock units	8,264	3,614	23,086	11,934

	$17,401	$13,953	$50,268	$47,242

Compensation cost capitalized as part of property and equipment	$76	$(324)	$371	$692

LVSC 2004 Plan:
Stock options granted	45	—	512	260

Weighted average grant date fair value	$25.97	$—	$36.57	$36.33

Restricted stock granted	4	506	517	1,197

Weighted average grant date fair value	$38.39	$42.67	$52.97	$45.52

Restricted stock units granted	20	—	333	—

Weighted average grant date fair value	$41.59	$—	$25.98	$—

SCL Equity Plan:
Stock options granted	2,383	2,039	6,865	7,316

Weighted average grant date fair value	$1.58	$1.84	$1.61	$1.71

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
LVSC 2004 Plan:
Weighted average volatility	95.1%	—%	95.2%	94.4%
Expected term (in years)	5.5	—	5.5	6.3
Risk-free rate	0.9%	—%	1.1%	2.7%
Expected dividends	2.4%	—%	1.8%	—%
SCL Equity Plan:
Weighted average volatility	69.7%	67.7%	70.1%	68.4%
Expected term (in years)	6.3	6.3	6.2	6.3
Risk-free rate	0.3%	0.8%	0.5%	1.4%
Expected dividends	4.1%	—%	4.1%	—%

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

The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012
Cash equivalents(1)	$2,167,575	$2,167,575	$—	$—
Interest rate caps(2)	$437	$—	$437	$—
As of December 31, 2011
Cash equivalents(1)	$2,766,796	$2,766,796	$—	$—
Interest rate caps(2)	$1,195	$—	$1,195	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of September 30, 2012 and December 31, 2011, the Company has 32 and 38 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.4 million and $1.2 million, respectively, based on quoted market values from the institutions holding the agreements.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada, asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. As such, the Company is unable at this time to determine the probability of the outcome or range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County, Nevada, alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Supreme Court of Nevada regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the Court held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the Court fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing Defendants’ Motion for Partial Reconsideration of the Court’s Order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The discovery process is ongoing. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On March 23, 2012, Ernest Kleinschmidt filed a shareholder derivative action (the “Kleinschmidt action”) on behalf of the Company in the District Court of Clark County, Nevada, against Sheldon G. Adelson, Michael A. Leven, Irwin A. Siegel, Jeffrey H. Schwartz, Jason N. Ader, Charles D. Forman, Irwin Chafetz and George P. Koo, who are currently members of the Board of Directors, and Wing T. Chao, Andrew R. Heyer, James Purcell, Bradley H. Stone and William P. Weidner, who are former members of the Board of Directors and/or executives of the Company. The complaint alleges, among other things, breach of fiduciary duties for disseminating false and misleading information, failure to maintain internal controls and failing to properly oversee and manage the Company, and unjust enrichment. The complaint seeks, among other relief, unspecified damages, direction to LVSC to take unspecified actions to improve its corporate governance and internal procedures, restitution and disgorgement of profits, and attorneys’ fees, costs and related expenses for the plaintiff. On June 29, 2012, the defendants who had been served at that time including nominal defendant LVSC and defendants Michael A. Leven, Irwin A. Siegel, Jason N. Ader, Charles D. Forman, Irwin Chafetz, George P. Koo, James Purcell, Bradley H. Stone and William P. Weidner filed a motion to dismiss. On July 20 and July 25, 2012, defendants Jeffery H. Schwartz and Wing T. Chao, respectively, each filed a substantially similar motion to dismiss. On October 10, 2012, the case was transferred to business court within the District Court of Clark County. On October 12, 2012, the case was reassigned to a new judge. This action is in a preliminary stage and management had determined that based on proceedings to date, it is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort, LLC (“VCR,” and collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.6 million at exchange rates in effect on September 30, 2012) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the defendants filed their defense to the Macao action with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Macao; Four Seasons Macao; Sands Cotai Central; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are Sands Cotai Central (phases IIB and III) and The Parisian Macao (included in Other Development Projects) in Macao and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. Corporate and Other also includes the corporate activities of the Company. The information for the nine months ended September 30, 2011, has been reclassified to conform to the current presentation. The Company’s segment information as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Revenues:
Macao:
The Venetian Macao	$772,769	$689,243	$2,194,975	$2,062,917
Sands Macao	315,280	307,420	935,966	961,173
Four Seasons Macao	224,478	169,050	790,219	461,914
Sands Cotai Central	295,855	—	561,456	—
Other Asia	37,289	43,190	110,792	109,413

	1,645,671	1,208,903	4,593,408	3,595,417
Marina Bay Sands	625,548	792,427	2,168,979	2,114,921
United States:
Las Vegas Operating Properties	364,426	347,446	1,076,342	985,043
Sands Bethlehem	121,966	106,720	352,624	294,870

	486,392	454,166	1,428,966	1,279,913
Intersegment eliminations	(48,129)	(46,121)	(137,223)	(123,861)

Total net revenues	$2,709,482	$2,409,375	$8,054,130	$6,866,390

Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$299,001	$252,720	$810,175	$739,486
Sands Macao	80,869	75,821	259,129	264,042
Four Seasons Macao	54,386	59,719	198,492	154,886
Sands Cotai Central	53,654	—	105,492	—
Other Asia	(2,124)	2,515	(13,801)	(11,321)

	485,786	390,775	1,359,487	1,147,093
Marina Bay Sands	260,788	413,893	1,063,712	1,103,723
United States:
Las Vegas Operating Properties	98,206	94,311	278,362	252,385
Sands Bethlehem	32,118	25,170	86,537	68,318

	130,324	119,481	364,899	320,703

Total adjusted property EBITDA	876,898	924,149	2,788,098	2,571,519
Other Operating Costs and Expenses
Stock-based compensation	(7,407)	(7,280)	(22,914)	(22,477)
Corporate	(54,617)	(54,031)	(162,164)	(133,983)
Pre-opening	(39,872)	(15,823)	(134,803)	(43,472)
Development	(4,201)	(3,308)	(12,196)	(6,301)
Depreciation and amortization	(226,538)	(200,071)	(641,725)	(596,469)
Amortization of leasehold interests in land	(10,014)	(10,143)	(30,016)	(33,333)
Impairment loss	—	—	(143,674)	—
Loss on disposal of assets	(154)	(937)	(1,229)	(8,879)

Operating income	534,095	632,556	1,639,377	1,726,605
Other Non-Operating Costs and Expenses
Interest income	4,176	2,369	16,716	8,444
Interest expense, net of amounts capitalized	(62,292)	(70,761)	(191,497)	(214,938)
Other income (expense)	2,352	(6,617)	715	(9,384)
Loss on modification or early retirement of debt	—	—	(19,234)	—
Income tax expense	(33,351)	(52,375)	(135,607)	(151,960)

Net income	$444,980	$505,172	$1,310,470	$1,358,767

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Intersegment Revenues
Macao:
The Venetian Macao	$1,177	$801	$3,249	$2,624
Sands Cotai Central	88	—	164	—
Other Asia	8,954	9,857	23,166	27,340

	10,219	10,658	26,579	29,964
Marina Bay Sands	958	261	2,057	710
Las Vegas Operating Properties	36,952	35,202	108,587	93,187

Total intersegment revenues	$48,129	$46,121	$137,223	$123,861

	Nine Months Ended September 30,
	2012	2011
Capital Expenditures
Corporate and Other	$49,321	$12,728
Macao:
The Venetian Macao	55,118	9,770
Sands Macao	16,844	4,130
Four Seasons Macao	22,145	16,525
Sands Cotai Central	700,442	571,730
Other Asia	953	5,220
Other Development Projects	10,922	—

	806,424	607,375
Marina Bay Sands	98,382	393,068
United States:
Las Vegas Operating Properties	90,340	27,872
Sands Bethlehem	18,311	46,562

	108,651	74,434

Total capital expenditures	$1,062,778	$1,087,605

	September 30, 2012	December 31, 2011
Total Assets
Corporate and Other	$1,012,232	$644,645
Macao:
The Venetian Macao	3,195,011	3,199,194
Sands Macao	472,587	485,231
Four Seasons Macao	1,356,217	1,267,977
Sands Cotai Central	4,284,400	4,333,406
Other Asia	352,386	328,415
Other Development Projects	106,996	206,150

	9,767,597	9,820,373
Marina Bay Sands	7,267,792	6,794,258
United States:
Las Vegas Operating Properties	4,166,171	4,105,618
Sands Bethlehem	944,570	879,229

	5,110,741	4,984,847

Total assets	$23,158,362	$22,244,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	September 30, 2012	December 31, 2011
Total Long-Lived Assets
Corporate and Other	$349,796	$312,860
Macao:
The Venetian Macao	1,941,701	2,002,751
Sands Macao	286,387	291,620
Four Seasons Macao	980,281	1,006,441
Sands Cotai Central	3,740,669	3,053,551
Other Asia	205,849	216,030
Other Development Projects	106,821	197,079

	7,261,708	6,767,472
Marina Bay Sands	5,689,463	5,471,376
United States:
Las Vegas Operating Properties	3,169,038	3,244,090
Sands Bethlehem	612,033	625,649

	3,781,071	3,869,739

Total long-lived assets	$17,082,038	$16,421,447

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Sands Expo & Convention Center, Inc. (formerly Interface Group-Nevada, Inc.), Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Restricted Subsidiaries”), are all part of the Senior Secured Credit Facility. The noncontrolling interest amounts included in the Restricted Subsidiaries’ condensed consolidating financial information are related to non-voting preferred stock of one of the subsidiaries held by third parties.

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the Restricted Subsidiaries columns in the following condensed consolidating financial information. As a result, net liabilities of $13.8 million (consisting of $254.1 million of property and equipment, offset by $267.9 million of liabilities consisting primarily of deferred proceeds from the sale) and $3.0 million (consisting of $264.1 million of property and equipment, offset by $267.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of September 30, 2012 and December 31, 2011, respectively, and a net loss (consisting primarily of depreciation expense) of $3.8 million and $11.3 million for the three and nine months ended September 30, 2012, respectively, and $4.2 million and $15.4 million for the three and nine months ended September 30, 2011, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

The Company revised its condensed consolidating statements of cash flows for nine months ended September 30, 2011, to correct the classification of dividends received by Las Vegas Sands Corp. from the Restricted Subsidiaries and the Restricted Subsidiaries from the non-restricted subsidiaries. The revisions were made to appropriately classify dividends received that represent a return on investment as an operating activity. The revisions resulted in increases of $85.3 million and $60.0 million to the “net cash generated from operating activities” of Las Vegas Sands Corp. and the Restricted Subsidiaries, respectively, for the nine months ended September 30, 2011, with corresponding decreases to “net cash generated from investing activities.” These revisions, which the Company determined are not material, had no impact on any financial statements or footnotes, except for the Las Vegas Sands Corp. and Restricted Subsidiaries columns of the condensed consolidating statements of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$46,987	$937,493	$2,760,935	$—	$3,745,415
Restricted cash and cash equivalents	—	49	4,352	—	4,401
Intercompany receivables	219,048	43,358	—	(262,406)	—
Accounts receivable, net	192	245,599	1,456,667	—	1,702,458
Inventories	4,795	10,835	26,881	—	42,511
Deferred income taxes, net	—	35,314	430	(23,721)	12,023
Prepaid expenses and other	20,091	12,568	67,678	(8,068)	92,269

Total current assets	291,113	1,285,216	4,316,943	(294,195)	5,599,077
Property and equipment, net	158,337	3,319,008	12,161,190	—	15,638,535
Investments in subsidiaries	8,715,980	6,398,443	—	(15,114,423)	—
Deferred financing costs, net	252	14,100	213,746	—	228,098
Restricted cash and cash equivalents	—	2,451	1,015	—	3,466
Intercompany receivables	31,278	89,565	—	(120,843)	—
Intercompany notes receivable	—	895,433	—	(895,433)	—
Deferred income taxes, net	72,149	—	—	(40,401)	31,748
Leasehold interests in land, net	—	—	1,443,503	—	1,443,503
Intangible assets, net	690	—	72,475	—	73,165
Other assets, net	243	26,160	114,367	—	140,770

Total assets	$9,270,042	$12,030,376	$18,323,239	$(16,465,295)	$23,158,362

Accounts payable	$31,594	$27,957	$90,641	$—	$150,192
Construction payables	3,182	5,143	363,995	—	372,320
Intercompany payables	—	215,079	47,327	(262,406)	—
Accrued interest payable	84	825	9,340	—	10,249
Other accrued liabilities	25,368	223,206	1,477,297	—	1,725,871
Income taxes payable	—	—	171,277	(8,068)	163,209
Deferred income taxes	23,721	—	—	(23,721)	—
Current maturities of long-term debt	3,688	90,798	3,650	—	98,136

Total current liabilities	87,637	563,008	2,163,527	(294,195)	2,519,977
Other long-term liabilities	45,928	10,491	72,439	—	128,858
Intercompany payables	—	—	120,843	(120,843)	—
Intercompany notes payable	—	—	895,433	(895,433)	—
Deferred income taxes	—	40,593	156,154	(40,401)	156,346
Deferred amounts related to mall transactions	—	431,261	—	—	431,261
Long-term debt	68,281	2,360,253	6,969,332	—	9,397,866

Total liabilities	201,846	3,405,606	10,377,728	(1,350,872)	12,634,308

Total Las Vegas Sands Corp. stockholders’ equity	9,068,196	8,624,365	6,490,058	(15,114,423)	9,068,196
Noncontrolling interests	—	405	1,455,453	—	1,455,858

Total equity	9,068,196	8,624,770	7,945,511	(15,114,423)	10,524,054

Total liabilities and equity	$9,270,042	$12,030,376	$18,323,239	$(16,465,295)	$23,158,362

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$171,472	$2,029,558	$—	$2,201,030
Rooms	—	105,695	182,154	—	287,849
Food and beverage	—	31,157	111,528	—	142,685
Mall	—	—	103,232	—	103,232
Convention, retail and other	—	69,094	88,212	(40,177)	117,129

	—	377,418	2,514,684	(40,177)	2,851,925
Less — promotional allowances	(270)	(22,337)	(119,428)	(408)	(142,443)

Net revenues	(270)	355,081	2,395,256	(40,585)	2,709,482

Operating expenses:
Casino	—	78,953	1,199,871	(662)	1,278,162
Rooms	—	32,893	26,019	(1)	58,911
Food and beverage	—	17,848	60,916	(1,016)	77,748
Mall	—	—	16,666	—	16,666
Convention, retail and other	—	17,963	54,346	(5,442)	66,867
Provision for doubtful accounts	—	9,047	63,758	—	72,805
General and administrative	—	69,861	199,172	(201)	268,832
Corporate	50,017	119	37,742	(33,261)	54,617
Pre-opening	—	—	39,872	—	39,872
Development	4,203	—	—	(2)	4,201
Depreciation and amortization	7,432	54,137	164,969	—	226,538
Amortization of leasehold interests in land	—	—	10,014	—	10,014
(Gain) loss on disposal of assets	—	(64)	218	—	154

	61,652	280,757	1,873,563	(40,585)	2,175,387

Operating income (loss)	(61,922)	74,324	521,693	—	534,095
Other income (expense):
Interest income	44	34,804	3,557	(34,229)	4,176
Interest expense, net of amounts capitalized	(373)	(21,425)	(74,723)	34,229	(62,292)
Other income	—	804	1,548	—	2,352
Income from equity investments in subsidiaries	331,727	309,588	—	(641,315)	—

Income before income taxes	269,476	398,095	452,075	(641,315)	478,331
Income tax benefit (expense)	80,306	(81,569)	(32,088)	—	(33,351)

Net income	349,782	316,526	419,987	(641,315)	444,980
Net income attributable to noncontrolling interests	—	(685)	(94,513)	—	(95,198)

Net income attributable to Las Vegas Sands Corp.	$349,782	$315,841	$325,474	$(641,315)	$349,782

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$124,258	$1,778,884	$—	$1,903,142
Rooms	—	114,046	148,306	—	262,352
Food and beverage	—	43,675	103,548	—	147,223
Mall	—	—	89,212	—	89,212
Convention, retail and other	—	74,333	99,038	(38,742)	134,629

	—	356,312	2,218,988	(38,742)	2,536,558
Less — promotional allowances	(167)	(20,007)	(106,606)	(403)	(127,183)

Net revenues	(167)	336,305	2,112,382	(39,145)	2,409,375

Operating expenses:
Casino	—	71,088	922,953	(663)	993,378
Rooms	—	35,589	17,904	—	53,493
Food and beverage	—	22,711	50,569	(1,499)	71,781
Mall	—	—	15,534	—	15,534
Convention, retail and other	—	20,069	70,232	(6,606)	83,695
Provision for doubtful accounts	—	260	33,693	—	33,953
General and administrative	—	65,396	175,480	(204)	240,672
Corporate	48,539	58	35,607	(30,173)	54,031
Pre-opening	—	—	15,823	—	15,823
Development	3,308	—	—	—	3,308
Depreciation and amortization	4,654	55,669	139,748	—	200,071
Amortization of leasehold interests in land	—	—	10,143	—	10,143
Loss on disposal of assets	—	—	937	—	937

	56,501	270,840	1,488,623	(39,145)	1,776,819

Operating income (loss)	(56,668)	65,465	623,759	—	632,556
Other income (expense):
Interest income	416	29,268	1,769	(29,084)	2,369
Interest expense, net of amounts capitalized	(3,453)	(24,704)	(71,688)	29,084	(70,761)
Other expense	—	(2,145)	(4,472)	—	(6,617)
Income from equity investments in subsidiaries	461,957	393,673	—	(855,630)	—

Income before income taxes	402,252	461,557	549,368	(855,630)	557,547
Income tax benefit (expense)	22,627	(16,715)	(58,287)	—	(52,375)

Net income	424,879	444,842	491,081	(855,630)	505,172
Net income attributable to noncontrolling interests	—	(487)	(79,806)	—	(80,293)

Net income attributable to Las Vegas Sands Corp.	$424,879	$444,355	$411,275	$(855,630)	$424,879

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$424,764	$6,110,183	$—	$6,534,947
Rooms	—	331,931	498,956	—	830,887
Food and beverage	—	133,056	322,828	—	455,884
Mall	—	—	268,390	—	268,390
Convention, retail and other	—	218,361	262,296	(116,977)	363,680

	—	1,108,112	7,462,653	(116,977)	8,453,788
Less — promotional allowances	(783)	(63,596)	(334,092)	(1,187)	(399,658)

Net revenues	(783)	1,044,516	7,128,561	(118,164)	8,054,130

Operating expenses:
Casino	—	220,989	3,454,012	(1,830)	3,673,171
Rooms	—	102,974	69,240	(4)	172,210
Food and beverage	—	64,354	176,812	(3,144)	238,022
Mall	—	—	50,765	—	50,765
Convention, retail and other	—	61,313	177,702	(14,221)	224,794
Provision for doubtful accounts	—	23,070	160,327	—	183,397
General and administrative	—	206,635	540,557	(605)	746,587
Corporate	149,687	316	110,508	(98,347)	162,164
Pre-opening	—	—	134,805	(2)	134,803
Development	12,207	—	—	(11)	12,196
Depreciation and amortization	14,691	165,343	461,691	—	641,725
Amortization of leasehold interests in land	—	—	30,016	—	30,016
Impairment loss	—	—	143,674	—	143,674
(Gain) loss on disposal of assets	(1)	503	727	—	1,229

	176,584	845,497	5,510,836	(118,164)	6,414,753

Operating income (loss)	(177,367)	199,019	1,617,725	—	1,639,377
Other income (expense):
Interest income	237	99,361	15,224	(98,106)	16,716
Interest expense, net of amounts capitalized	(4,107)	(70,686)	(214,810)	98,106	(191,497)
Other income (expense)	(47)	480	282	—	715
Loss on modification or early retirement of debt	(2,831)	(1,599)	(14,804)	—	(19,234)
Income from equity investments in subsidiaries	1,142,450	959,487	—	(2,101,937)	—

Income before income taxes	958,335	1,186,062	1,403,617	(2,101,937)	1,446,077
Income tax benefit (expense)	130,976	(122,787)	(143,796)	—	(135,607)

Net income	1,089,311	1,063,275	1,259,821	(2,101,937)	1,310,470
Net income attributable to noncontrolling interests	—	(1,946)	(219,213)	—	(221,159)

Net income attributable to Las Vegas Sands Corp.	$1,089,311	$1,061,329	$1,040,608	$(2,101,937)	$1,089,311

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$312,504	$5,117,399	$—	$5,429,903
Rooms	—	339,851	394,171	—	734,022
Food and beverage	—	141,555	297,077	—	438,632
Mall	—	—	218,956	—	218,956
Convention, retail and other	—	208,032	265,419	(103,269)	370,182

	—	1,001,942	6,293,022	(103,269)	7,191,695
Less — promotional allowances	(502)	(53,850)	(269,774)	(1,179)	(325,305)

Net revenues	(502)	948,092	6,023,248	(104,448)	6,866,390

Operating expenses:
Casino	—	195,274	2,695,844	(1,791)	2,889,327
Rooms	—	101,818	50,861	—	152,679
Food and beverage	—	69,661	151,421	(4,463)	216,619
Mall	—	—	43,756	—	43,756
Convention, retail and other	—	62,783	201,822	(16,863)	247,742
Provision for doubtful accounts	—	6,851	85,656	—	92,507
General and administrative	—	189,830	485,447	(559)	674,718
Corporate	118,588	196	95,971	(80,772)	133,983
Pre-opening	—	15	43,457	—	43,472
Development	6,301	—	—	—	6,301
Depreciation and amortization	13,315	172,282	410,872	—	596,469
Amortization of leasehold interests in land	—	—	33,333	—	33,333
(Gain) loss on disposal of assets	7,663	2,027	(811)	—	8,879

	145,867	800,737	4,297,629	(104,448)	5,139,785

Operating income (loss)	(146,369)	147,355	1,725,619	—	1,726,605
Other income (expense):
Interest income	3,504	81,722	4,362	(81,144)	8,444
Interest expense, net of amounts capitalized	(10,353)	(70,638)	(215,091)	81,144	(214,938)
Other expense	—	(1,873)	(7,511)	—	(9,384)
Income from equity investments in subsidiaries	1,233,759	1,039,759	—	(2,273,518)	—

Income before income taxes	1,080,541	1,196,325	1,507,379	(2,273,518)	1,510,727
Income tax benefit (expense)	44,298	(43,736)	(152,522)	—	(151,960)

Net income	1,124,839	1,152,589	1,354,857	(2,273,518)	1,358,767
Net income attributable to noncontrolling interests	—	(1,779)	(232,149)	—	(233,928)

Net income attributable to Las Vegas Sands Corp.	$1,124,839	$1,150,810	$1,122,708	$(2,273,518)	$1,124,839

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$349,782	$316,526	$419,987	$(641,315)	$444,980
Currency translation adjustment	93,693	79,671	94,294	(173,364)	94,294

Total comprehensive income	443,475	396,197	514,281	(814,679)	539,274
Comprehensive income attributable to noncontrolling interests	—	(685)	(95,114)	—	(95,799)

Comprehensive income attributable to Las Vegas Sands Corp.	$443,475	$395,512	$419,167	$(814,679)	$443,475

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$424,879	$444,842	$491,081	$(855,630)	$505,172
Currency translation adjustment	(115,428)	(98,434)	(117,492)	213,862	(117,492)

Total comprehensive income	309,451	346,408	373,589	(641,768)	387,680
Comprehensive income attributable to noncontrolling interests	—	(487)	(77,742)	—	(78,229)

Comprehensive income attributable to Las Vegas Sands Corp.	$309,451	$345,921	$295,847	$(641,768)	$309,451

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$1,089,311	$1,063,275	$1,259,821	$(2,101,937)	$1,310,470
Currency translation adjustment	162,118	138,465	165,214	(300,583)	165,214

Total comprehensive income	1,251,429	1,201,740	1,425,035	(2,402,520)	1,475,684
Comprehensive income attributable to noncontrolling interests	—	(1,946)	(222,309)	—	(224,255)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,251,429	$1,199,794	$1,202,726	$(2,402,520)	$1,251,429

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$1,124,839	$1,152,589	$1,354,857	$(2,273,518)	$1,358,767
Currency translation adjustment	(26,452)	(23,110)	(28,644)	49,562	(28,644)

Total comprehensive income	1,098,387	1,129,479	1,326,213	(2,223,956)	1,330,123
Comprehensive income attributable to noncontrolling interests	—	(1,779)	(229,957)	—	(231,736)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,098,387	$1,127,700	$1,096,256	$(2,223,956)	$1,098,387

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$356,400	$1,133,389	$2,038,698	$(1,355,654)	$2,172,833

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(717)	—	(717)
Capital expenditures	(33,081)	(91,052)	(938,645)	—	(1,062,778)
Proceeds from disposal of property and equipment	—	348	1,918	—	2,266
Notes receivable to non-restricted subsidiaries	—	(9,773)	—	9,773	—
Dividends received from non-restricted subsidiaries	—	959,500	—	(959,500)	—
Repayment of receivable from non-restricted subsidiaries	—	570	—	(570)	—
Capital contributions to subsidiaries	(34,064)	(880,000)	—	914,064	—

Net cash used in investing activities	(67,145)	(20,407)	(937,444)	(36,233)	(1,061,229)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,505	—	5,865	—	30,370
Proceeds from the exercise of warrants	528,908	—	—	—	528,908
Dividends paid	(616,052)	—	(357,056)	—	(973,108)
Distributions to noncontrolling interests	—	(1,946)	(5,678)	—	(7,624)
Deemed distribution to Principal Stockholder	—	—	(18,576)	—	(18,576)
Dividends paid to Las Vegas Sands Corp.	—	(442,138)	(75,012)	517,150	—
Dividends paid to Restricted Subsidiaries	—	—	(1,798,004)	1,798,004	—
Capital contributions received	—	—	914,064	(914,064)	—
Borrowings from Restricted Subsidiaries	—	—	9,773	(9,773)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(570)	570	—
Proceeds from 2012 Singapore credit facility	—	—	3,625,516	—	3,625,516
Repayments on Singapore credit facility	—	—	(3,635,676)	—	(3,635,676)
Repayments on senior secured credit facility	—	(419,448)	—	—	(419,448)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(140,337)	—	(140,337)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease	—	(1,227)	—	—	(1,227)
Repayments on other long-term debt	—	(372)	(1,773)	—	(2,145)
Payments of deferred financing costs	—	—	(100,190)	—	(100,190)

Net cash used in financing activities	(255,117)	(865,131)	(1,577,654)	1,391,887	(1,306,015)

Effect of exchange rate on cash	—	—	37,108	—	37,108

Increase (decrease) in cash and cash equivalents	34,138	247,851	(439,292)	—	(157,303)
Cash and cash equivalents at beginning of period	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of period	$46,987	$937,493	$2,760,935	$—	$3,745,415

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from (used in) operating activities	$(43,269)	$292,218	$1,825,489	$(145,265)	$1,929,173

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	2,070	588,026	—	590,096
Capital expenditures	(11,284)	(29,229)	(1,047,092)	—	(1,087,605)
Proceeds from disposal of property and equipment	—	—	5,487	—	5,487
Acquisition of intangible assets	(100)	—	—	—	(100)
Notes receivable to non-restricted subsidiaries	—	(42,963)	—	42,963	—
Dividends received from non-restricted subsidiaries	—	67,472	—	(67,472)	—
Repayment of receivable from non-restricted subsidiaries	—	700	—	(700)	—
Capital contributions to subsidiaries	(50,026)	—	—	50,026	—

Net cash used in investing activities	(61,410)	(1,950)	(453,579)	24,817	(492,122)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,390	—	2,022	—	22,412
Proceeds from the exercise of warrants	9,662	—	—	—	9,662
Dividends paid	(57,957)	—	—	—	(57,957)
Distribution to noncontrolling interests	—	(1,779)	(6,027)	—	(7,806)
Dividends paid to Las Vegas Sands Corp.	—	(85,265)	—	85,265	—
Dividends paid to Restricted Subsidiaries	—	—	(127,472)	127,472	—
Capital contributions received	—	50,000	26	(50,026)	—
Borrowings from Restricted Subsidiaries	—	—	42,963	(42,963)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(700)	700	—
Repayments on Singapore credit facility	—	—	(302,210)	—	(302,210)
Repayments on VML credit facility	—	—	(43,750)	—	(43,750)
Repayments on senior secured credit facility	—	(21,703)	—	—	(21,703)
Repayments on ferry financing	—	—	(26,243)	—	(26,243)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease	—	(1,261)	—	—	(1,261)
Repayments on other long-term debt	—	—	(1,470)	—	(1,470)
Repurchase of preferred stock	(64,949)	—	—	—	(64,949)
Payments of preferred stock inducement premium	(16,494)	—	—	—	(16,494)
Payments of deferred financing costs	—	—	(6,076)	—	(6,076)

Net cash used in financing activities:	(112,114)	(60,008)	(468,937)	120,448	(520,611)

Effect of exchange rate on cash	—	—	(1,946)	—	(1,946)

Increase (decrease) in cash and cash equivalents	(216,793)	230,260	901,027	—	914,494
Cash and cash equivalents at beginning of period	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of period	$815,051	$642,486	$2,494,038	$—	$3,951,575

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

Operations

We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; Sands Cotai Central, which opened phases I and IIA in April and September 2012, respectively; and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure.

Macao

We own 70.3% of Sands China Ltd. (“SCL”), which includes the operations of The Venetian Macao, Four Seasons Macao, Sands Macao, Sands Cotai Central and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.

We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 534,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 83.4% and 83.8% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.

We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites managed and operated by Four Seasons Hotels Inc., and features 19 Paiza mansions; approximately 91,000 square feet of gaming space; retail space of approximately 211,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize units within the Four Seasons Apartments after the necessary government approvals are obtained and future demand warrants it. Approximately 87.3% and 83.0% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from mall and room operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 197,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.6% and 94.5% of the gross revenue at the Sands Macao for the nine months ended September 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

In April and September 2012, we opened phases I and IIA, respectively, of our Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. Phase I also includes completion of the structural work of an adjacent hotel tower, located on parcel 6, to be managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton Towers brand; a variety of retail offerings; more than 300,000 square feet of meeting space; several food and beverage establishments; along with the 106,000-square-foot casino and VIP gaming areas. Phase IIA includes the first hotel tower on parcel 6, which features approximately 1,800 additional Sheraton-branded rooms, along with the second casino and the remaining retail, entertainment, dining and meeting facilities. Phase IIB, which is projected to open in the first quarter of 2013, consists of the second hotel tower on parcel 6 and will feature an additional 2,100 rooms and suites under the Sheraton Towers brand. Upon completion of phases I and II of the project, the integrated resort will feature approximately 300,000 square feet of gaming space, approximately 1.2 million square feet of retail, entertainment, dining and exhibition and conference facilities, and a multipurpose theater. The total cost to complete phase IIB is expected to be approximately $700 million. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of September 30, 2012, we have capitalized costs of $3.81 billion for the entire project, including the land premium (net of amortization) and $229.6 million in outstanding construction payables. Approximately 88.0% of the gross revenue at Sands Cotai Central for the period ended September 30, 2012, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

Singapore

We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (with approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 75.1% and 76.5% of the gross revenue at the Marina Bay Sands for the nine months ended September 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

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

Approximately 62.8% and 70.0% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2012 and 2011, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 152,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; a 50,000-square-foot multipurpose event center, which opened in May 2012; and is the broadcast home of the local PBS affiliate. Sands Bethlehem is also expected to be home to the National Museum of Industrial History. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.7% and 90.3% of the gross revenue at Sands Bethlehem for the nine months ended September 30, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.

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

There were no newly identified significant accounting estimates during the nine months ended September 30, 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our 2011 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	(Dollars in thousands)
Net revenues	$2,709,482	$2,409,375	12.5%	$8,054,130	$6,866,390	17.3%
Operating expenses	2,175,387	1,776,819	22.4%	6,414,753	5,139,785	24.8%
Operating income	534,095	632,556	(15.6)%	1,639,377	1,726,605	(5.1)%
Income before income taxes	478,331	557,547	(14.2)%	1,446,077	1,510,727	(4.3)%
Net income	444,980	505,172	(11.9)%	1,310,470	1,358,767	(3.6)%
Net income attributable to Las Vegas Sands Corp.	349,782	424,879	(17.7)%	1,089,311	1,124,839	(3.2)%

	Percent of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses	80.3%	73.7%	79.6%	74.9%
Operating income	19.7%	26.3%	20.4%	25.1%
Income before income taxes	17.7%	23.1%	18.0%	22.0%
Net income	16.4%	21.0%	16.3%	19.8%
Net income attributable to Las Vegas Sands Corp.	12.9%	17.6%	13.5%	16.4%

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and has produced a trailing 12-month win percentage of 2.88% and 2.79% at our combined Macao operating properties and Marina Bay Sands, respectively. Our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 30.2%, 20.8%, 40.4% and 23.1% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.4%, 4.4%, 5.1% and 5.3% at The Venetian Macao, Sands Macao, Four Seasons Macao and Marina Bay Sands, respectively. Actual win may vary from the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 32.1% and 33.9%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2012.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games have produced a trailing 12-month win percentage (calculated before discounts) of 22.1% and 15.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.7% and 7.2% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 73.4% of our table games play in Las Vegas, for nine months ended September 30, 2012, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

Hotel revenue measurements: Performance indicators used are occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. The calculations of the hotel occupancy and average daily room rates include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail, or “cash,” room rates by customer segment and type of room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are normally higher than revenue per available room. Reserved rooms where the guests do not show up for their stay and lose their deposit may be re-sold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and revenue per available room may be higher than the average daily room rate.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$2,201,030	$1,903,142	15.7%
Rooms	287,849	262,352	9.7%
Food and beverage	142,685	147,223	(3.1)%
Mall	103,232	89,212	15.7%
Convention, retail and other	117,129	134,629	(13.0)%

	2,851,925	2,536,558	12.4%
Less — promotional allowances	(142,443)	(127,183)	(12.0)%

Total net revenues	$2,709,482	$2,409,375	12.5%

Consolidated net revenues were $2.71 billion for the three months ended September 30, 2012, an increase of $300.1 million compared to $2.41 billion for the three months ended September 30, 2011. The increase was driven by $295.9 million of net revenues at Sands Cotai Central, which opened in April 2012, and increases of $83.5 million and $55.4 million at The Venetian Macao and Four Seasons Macao, respectively, partially offset by a decrease of $166.9 million at Marina Bay Sands.

Casino revenues increased $297.9 million compared to the three months ended September 30, 2011. The increase is attributable to $272.1 million of revenues at Sands Cotai Central, an $84.2 million increase at The Venetian Macao, driven by increases in Rolling Chip and Non-Rolling Chip win percentage, a $54.1 million increase at Four Seasons Macao, driven by an increase in Rolling Chip volume and a $47.2 million increase at our Las Vegas Operating Properties, driven by an increase in table games win percentage. These increases were partially offset by a decrease of $181.1 million at Marina Bay Sands, driven by decreases in Rolling Chip volume and win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$671,104	$586,945	14.3%
Non-Rolling Chip drop	$1,140,871	$1,074,230	6.2%
Non-Rolling Chip win percentage	31.3%	27.6%	3.7	pts
Rolling Chip volume	$11,199,354	$12,706,769	(11.9)%
Rolling Chip win percentage	3.32%	2.66%	0.6	6pts
Slot handle	$1,262,770	$897,109	40.8%
Slot hold percentage	4.9%	6.4%	(1.5	)pts
Sands Macao
Total casino revenues	$307,731	$299,761	2.7%
Non-Rolling Chip drop	$738,953	$722,595	2.3%
Non-Rolling Chip win percentage	20.8%	20.0%	0.8	pts
Rolling Chip volume	$6,818,553	$7,902,923	(13.7)%
Rolling Chip win percentage	2.96%	2.65%	0.31	pts
Slot handle	$596,340	$536,479	11.2%
Slot hold percentage	4.2%	5.3%	(1.1	)pts
Four Seasons Macao
Total casino revenues	$194,670	$140,598	38.5%
Non-Rolling Chip drop	$110,834	$107,610	3.0%
Non-Rolling Chip win percentage	32.6%	38.9%	(6.3	)pts
Rolling Chip volume	$8,962,513	$4,160,488	115.4%
Rolling Chip win percentage	2.58%	2.90%	(0.32	)pts
Slot handle	$214,810	$201,540	6.6%
Slot hold percentage	4.4%	6.4%	(2.0	)pts
Sands Cotai Central
Total casino revenues	$272,138	$—	—%
Non-Rolling Chip drop	$541,956	$—	—%
Non-Rolling Chip win percentage	20.7%	—%	—	pts
Rolling Chip volume	$9,055,220	$—	—%
Rolling Chip win percentage	2.28%	—%	—	pts
Slot handle	$1,032,351	$—	—%
Slot hold percentage	3.1%	—%	—	pts

Singapore Operations:
Marina Bay Sands
Total casino revenues	$470,838	$651,928	(27.8)%
Non-Rolling Chip drop	$1,131,326	$1,199,171	(5.7)%
Non-Rolling Chip win percentage	24.0%	22.6%	1.4	pts
Rolling Chip volume	$11,790,826	$16,720,235	(29.5)%
Rolling Chip win percentage	1.79%	2.69%	(0.90	)pts
Slot handle	$2,620,753	$2,792,485	(6.1)%
Slot hold percentage	5.2%	5.3%	(0.1	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$171,472	$124,258	38.0%
Table games drop	$581,484	$536,109	8.5%
Table games win percentage	28.1%	20.4%	7.7	pts
Slot handle	$498,446	$490,244	1.7%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$113,077	$99,652	13.5%
Table games drop	$234,881	$188,908	24.3%
Table games win percentage	16.0%	14.3%	1.7	pts
Slot handle	$1,015,293	$988,426	2.7%
Slot hold percentage	7.2%	7.1%	0.1	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $25.5 million compared to the three months ended September 30, 2011. The increase is attributable to $24.0 million at Sands Cotai Central and a $9.3 million increase at Marina Bay Sands, driven by an increase in average daily room rates. These increases were partially offset by an $8.4 million decrease at our Las Vegas Operating Properties, driven by a decrease in occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2012	2011	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$55,354	$57,083	(3.0)%
Occupancy rate	93.9%	94.1%	(0.2	)pts
Average daily room rate	$227	$232	(2.2)%
Revenue per available room	$213	$218	(2.3)%
Sands Macao
Total room revenues	$6,037	$6,157	(1.9)%
Occupancy rate	97.3%	92.9%	4.4	pts
Average daily room rate	$236	$251	(6.0)%
Revenue per available room	$230	$233	(1.3)%
Four Seasons Macao
Total room revenues	$10,009	$8,257	21.2%
Occupancy rate	83.1%	70.8%	12.3	pts
Average daily room rate	$349	$335	4.2%
Revenue per available room	$290	$237	22.4%
Sands Cotai Central
Total room revenues	$24,002	$—	—%
Occupancy rate	88.9%	—%	—	pts
Average daily room rate	$149	$—	—%
Revenue per available room	$132	$—	—%

Singapore Operations:
Marina Bay Sands
Total room revenues	$84,003	$74,665	12.5%
Occupancy rate	99.8%	98.1%	1.7	pts
Average daily room rate	$361	$327	10.4%
Revenue per available room	$360	$321	12.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$105,695	$114,046	(7.3)%
Occupancy rate	87.3%	92.7%	(5.4	)pts
Average daily room rate	$191	$191	—%
Revenue per available room	$167	$177	(5.6)%
Sands Bethlehem
Total room revenues	$2,749	$2,144	28.2%
Occupancy rate	69.6%	47.3%	22.3	pts
Average daily room rate	$142	$168	(15.5)%
Revenue per available room	$99	$79	25.3%

Food and beverage revenues decreased $4.5 million compared to the three months ended September 30, 2011. The decrease was primarily attributable to a $14.8 million decrease at our Las Vegas Operating Properties, driven by a decrease in banquet operations, partially offset by $11.3 million in revenues at Sands Cotai Central.

Mall revenues increased $14.0 million compared to the three months ended September 30, 2011. The increase was primarily due to a $10.9 million increase at our Macao operating properties, driven by higher base and overage rents, and the opening of Sands Cotai Central, as well as a $2.7 million increase at Marina Bay Sands, driven by an increase in mall occupancy. The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2012	2011	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$36,346	$31,305	16.1%
Mall gross leasable area (in square feet)	809,024	821,127	(1.5)%
Occupancy	91.7%	89.9%	1.8	pts
Base rent per square foot	$140	$126	11.1%
Tenant sales per square foot	$1,186	$971	22.1%
The Shoppes at Four Seasons
Total mall revenues	$23,112	$20,969	10.2%
Mall gross leasable area (in square feet)	189,088	191,683	(1.4)%
Occupancy	91.2%	90.6%	0.6	pts
Base rent per square foot	$150	$147	2.0%
Tenant sales per square foot	$4,353	$3,042	43.1%
The Shoppes at Sands Cotai Central(1)
Total mall revenues	$3,693	$—	—%
Mall gross leasable area (in square feet)	210,143	—	—%
Occupancy	100.0%	—%	—	pts
Base rent per square foot	$131	$—	—%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$39,670	$36,938	7.4%
Mall gross leasable area (in square feet)	631,024	628,894	0.3%
Occupancy	96.2%	91.6%	4.6	pts
Base rent per square foot	$216	$163	32.5%
Tenant sales per square foot	$1,366	$1,381	(1.1)%
U.S. Operations:
The Shoppes at Sands Bethlehem(2)
Total mall revenues	$411	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%
Occupancy	71.3%	—%	—	pts

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Shoppes at Sands Bethlehem began in November 2011.

Convention, retail and other revenues decreased $17.5 million compared to the three months ended September 30, 2011. The decrease was primarily due to a $6.4 million decrease at Marina Bay Sands, driven by a decrease in entertainment revenue, and a $6.2 million decrease in Other Asia, driven by our ferry operations.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$1,278,162	$993,378	28.7%
Rooms	58,911	53,493	10.1%
Food and beverage	77,748	71,781	8.3%
Mall	16,666	15,534	7.3%
Convention, retail and other	66,867	83,695	(20.1)%
Provision for doubtful accounts	72,805	33,953	114.4%
General and administrative	268,832	240,672	11.7%
Corporate	54,617	54,031	1.1%
Pre-opening	39,872	15,823	152.0%
Development	4,201	3,308	27.0%
Depreciation and amortization	226,538	200,071	13.2%
Amortization of leasehold interests in land	10,014	10,143	(1.3)%
Loss on disposal of assets	154	937	(83.6)%

Total operating expenses	$2,175,387	$1,776,819	22.4%

Operating expenses were $2.18 billion for the three months ended September 30, 2012, an increase of $398.6 million compared to $1.78 billion for the three months ended September 30, 2011. The increase in operating expenses was primarily attributable to the opening of Sands Cotai Central, as well as an increase in casino activity at our other Macao operating properties.

Casino expenses increased $284.8 million compared to the three months ended September 30, 2011. Of the increase, $195.1 million was attributable to Sands Cotai Central. There were also increases of $58.2 million and $43.4 million at Four Seasons Macao and The Venetian Macao, respectively, driven by the 39% gross win tax on increased casino revenue. This was partially offset by a decrease of $20.3 million at Marina Bay Sands, driven by a decrease in gaming taxes due to decreased casino revenue.

Convention, retail and other expenses decreased $16.8 million compared to the three months ended September 30, 2011. The decrease was primarily due to decreases of $8.4 million and $7.6 million at Marina Bay Sands and The Venetian Macao, respectively, driven primarily by a decrease in entertainment expense.

The provision for doubtful accounts was $72.8 million for the three months ended September 30, 2012, compared to $34.0 million for the three months ended September 30, 2011. The increase was primarily due to increases of $15.1 million and $14.9 million at our Macao operating properties and Marina Bay Sands, respectively, driven by increases in accounts receivable related to credit extended to gaming patrons as well as increases to provisions for specific customers. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $28.2 million compared to the three months ended September 30, 2011. The increase was primarily attributable to $29.6 million in expenses at Sands Cotai Central.

Pre-opening expenses were $39.9 million for the three months ended September 30, 2012, compared to $15.8 million for the three months ended September 30, 2011. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2012 and 2011 were primarily related to activities at Sands Cotai Central.

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

	Three Months Ended September 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$299,001	$252,720	18.3%
Sands Macao	80,869	75,821	6.7%
Four Seasons Macao	54,386	59,719	(8.9)%
Sands Cotai Central	53,654	—	—%
Other Asia	(2,124)	2,515	(184.5)%

	485,786	390,775	24.3%
Marina Bay Sands	260,788	413,893	(37.0)%
United States:
Las Vegas Operating Properties	98,206	94,311	4.1%
Sands Bethlehem	32,118	25,170	27.6%

	130,324	119,481	9.1%

Total adjusted property EBITDA	$876,898	$924,149	(5.1)%

Adjusted property EBITDA at our Macao operations increased $95.0 million compared to the three months ended September 30, 2011. The increase was attributable to $53.7 million in adjusted property EBITDA generated at Sands Cotai Central and a $46.3 million increase at The Venetian Macao, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands decreased $153.1 million compared to the three months ended September 30, 2011. The decrease was primarily attributable to a $166.9 million decrease in net revenues, partially offset by a $25.2 million decrease in gaming taxes due to decreased casino revenues.

Adjusted property EBITDA at our Las Vegas Operating Properties increased $3.9 million compared to the three months ended September 30, 2011. The increase was primarily attributable to a $13.9 million increase in net revenues (excluding intersegment royalty revenue), partially offset by an $8.8 million increase in provision for doubtful accounts.

Adjusted property EBITDA at Sands Bethlehem increased $6.9 million compared to the three months ended September 30, 2011. The increase was primarily attributable to a $15.2 million increase in net revenues, driven by an increase in casino activity, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$68,425	$101,688
Add—imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,783	4,004
Less—capitalized interest	(9,916)	(34,931)

Interest expense, net	$62,292	$70,761

Cash paid for interest	$51,782	$89,070
Weighted average total debt balance	$9,417,803	$10,102,791
Weighted average interest rate	2.9%	4.0%

Interest cost decreased $33.3 million compared to the three months ended September 30, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $25.0 million compared to the three months ended September 30, 2011, primarily due to the completion of phase I of Sands Cotai Central in April 2012.

Other Factors Effecting Earnings

Other income was $2.4 million for the three months ended September 30, 2012, compared to other expense of $6.6 million for the three months ended September 30, 2011. The amounts in both periods were primarily attributable to foreign exchange gains and losses, principally in Macao.

Our effective income tax rate was 7.0% for the three months ended September 30, 2012, compared to 9.4% for the three months ended September 30, 2011. The effective income tax rate for both periods reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. During July 2012, we requested an additional 5-year income tax exemption; however, there is no assurance that we will receive the extension. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $95.2 million for the three months ended September 30, 2012, compared to $80.3 million for the three months ended September 30, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$6,534,947	$5,429,903	20.4%
Rooms	830,887	734,022	13.2%
Food and beverage	455,884	438,632	3.9%
Mall	268,390	218,956	22.6%
Convention, retail and other	363,680	370,182	(1.8)%

	8,453,788	7,191,695	17.5%
Less—promotional allowances	(399,658)	(325,305)	(22.9)%

Total net revenues	$8,054,130	$6,866,390	17.3%

Consolidated net revenues were $8.05 billion for the nine months ended September 30, 2012, an increase of $1.19 billion compared to $6.87 billion for the nine months ended September 30, 2011. The increase in net revenues was driven by an increase of $998.0 million across all of our Macao operations and a $73.5 million increase at our Las Vegas Operating Properties (excluding intersegment royalty revenue).

Casino revenues increased $1.11 billion compared to the nine months ended September 30, 2011. The increase is primarily attributable to $521.6 million at Sands Cotai Central and increases of $317.6 million at Four Seasons Macao, driven by an increase in Rolling Chip volume, $117.7 million at The Venetian Macao, driven by increases in Non-Rolling Chip win percentage and drop and slot handle, and $112.3 million at our Las Vegas Operating Properties, driven by increases in table games win percentage and drop. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,906,569	$1,788,833	6.6%
Non-Rolling Chip drop	$3,267,352	$3,079,081	6.1%
Non-Rolling Chip win percentage	30.8%	27.0%	3.8	pts
Rolling Chip volume	$36,162,486	$38,465,676	(6.0)%
Rolling Chip win percentage	2.97%	2.95%	0.02	pts
Slot handle	$3,652,412	$2,498,423	46.2%
Slot hold percentage	5.2%	6.6%	(1.4	)pts
Sands Macao
Total casino revenues	$913,580	$939,165	(2.7)%
Non-Rolling Chip drop	$2,163,888	$2,124,760	1.8%
Non-Rolling Chip win percentage	20.6%	20.1%	0.5	pts
Rolling Chip volume	$19,416,833	$23,925,627	(18.8)%
Rolling Chip win percentage	3.10%	2.79%	0.31	pts
Slot handle	$1,871,312	$1,434,961	30.4%
Slot hold percentage	4.2%	5.8%	(1.6	)pts
Four Seasons Macao
Total casino revenues	$717,367	$399,733	79.5%
Non-Rolling Chip drop	$307,720	$286,982	7.2%
Non-Rolling Chip win percentage	39.1%	38.8%	0.3	pts
Rolling Chip volume	$30,872,992	$11,464,101	169.3%
Rolling Chip win percentage	2.82%	3.05%	(0.23	)pts
Slot handle	$612,125	$589,621	3.8%
Slot hold percentage	5.2%	6.1%	(0.9	)pts
Sands Cotai Central
Total casino revenues	$521,604	$—	—%
Non-Rolling Chip drop	$931,402	$—	—%
Non-Rolling Chip win percentage	21.0%	—%	—	pts
Rolling Chip volume	$15,875,851	$—	—%
Rolling Chip win percentage	2.64%	—%	—	pts
Slot handle	$1,697,735	$—	—%
Slot hold percentage	3.4%	—%	—	pts

Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,722,351	$1,710,943	0.7%
Non-Rolling Chip drop	$3,503,830	$3,300,078	6.2%
Non-Rolling Chip win percentage	22.8%	22.5%	0.3	pts
Rolling Chip volume	$36,101,116	$39,081,385	(7.6)%
Rolling Chip win percentage	2.62%	2.75%	(0.13	)pts
Slot handle	$8,102,457	$7,214,905	12.3%
Slot hold percentage	5.3%	5.3%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$424,764	$312,503	35.9%
Table games drop	$1,625,115	$1,434,904	13.3%
Table games win percentage	23.5%	17.9%	5.6	pts
Slot handle	$1,427,355	$1,309,108	9.0%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$328,712	$278,726	17.9%
Table games drop	$654,809	$459,413	42.5%
Table games win percentage	15.1%	14.8%	0.3	pts
Slot handle	$3,061,520	$2,817,673	8.7%
Slot hold percentage	7.2%	7.2%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $96.9 million compared to the nine months ended September 30, 2011. The increase in room revenues was primarily attributable to a $49.2 million increase at Marina Bay Sands, driven by increases in occupancy and average daily room rates, and $39.3 million at Sands Cotai Central. The hotel tower at Sands Bethlehem opened in May 2011. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$164,227	$158,697	3.5%
Occupancy rate	91.4%	90.1%	1.3	pts
Average daily room rate	$233	$227	2.6%
Revenue per available room	$213	$205	3.9%
Sands Macao
Total room revenues	$18,020	$17,270	4.3%
Occupancy rate	94.8%	88.6%	6.2	pts
Average daily room rate	$243	$248	(2.0)%
Revenue per available room	$231	$220	5.0%
Four Seasons Macao
Total room revenues	$29,020	$23,315	24.5%
Occupancy rate	79.6%	67.8%	11.8	pts
Average daily room rate	$355	$333	6.6%
Revenue per available room	$282	$225	25.3%
Sands Cotai Central
Total room revenues	$39,339	$—	—%
Occupancy rate	82.8%	—%	—	pts
Average daily room rate	$146	$—	—%
Revenue per available room	$121	$—	—%

Singapore Operations:
Marina Bay Sands
Total room revenues	$241,263	$192,087	25.6%
Occupancy rate	99.1%	91.8%	7.3	pts
Average daily room rate	$351	$303	15.8%
Revenue per available room	$348	$278	25.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$331,931	$339,850	(2.3)%
Occupancy rate	85.6%	88.5%	(2.9	)pts
Average daily room rate	$203	$201	1.0%
Revenue per available room	$174	$178	(2.2)%
Sands Bethlehem
Total room revenues	$7,087	$2,803	152.8%
Occupancy rate	60.7%	47.7%	13.0	pts
Average daily room rate	$141	$168	(16.1)%
Revenue per available room	$86	$80	7.5%

Food and beverage revenues increased $17.3 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to $20.7 million at Sands Cotai Central and a $9.0 million increase at The Venetian Macao, partially offset by a $14.0 million decrease at our Las Vegas Operating Properties, driven by a decrease in banquet operations.

Mall revenues increased $49.4 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to a $13.9 million increase at Marina Bay Sands, driven by an increase in mall occupancy, and increases of $13.9 million and $13.5 million at The Venetian Macao and Four Seasons Macao, respectively, driven by higher base rents and overage rents. The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2012	2011	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$93,774	$79,854	17.4%
Mall gross leasable area (in square feet)	809,024	821,127	(1.5)%
Occupancy	91.7%	89.9%	1.8	pts
Base rent per square foot	$140	$126	11.1%
Tenant sales per square foot	$1,186	$971	22.1%
The Shoppes at Four Seasons
Total mall revenues	$54,918	$41,432	32.5%
Mall gross leasable area (in square feet)	189,088	191,683	(1.4)%
Occupancy	91.2%	90.6%	0.6	pts
Base rent per square foot	$150	$147	2.0%
Tenant sales per square foot	$4,353	$3,042	43.1%
The Shoppes at Sands Cotai Central(2)
Total mall revenues	$6,945	$—	—%
Mall gross leasable area (in square feet)	210,143	—	—%
Occupancy	100.0%	—%	—	pts
Base rent per square foot	$131	$—	—%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$111,580	$97,670	14.2%
Mall gross leasable area (in square feet)	631,024	628,894	0.3%
Occupancy	96.2%	91.6%	4.6	pts
Base rent per square foot	$216	$163	32.5%
Tenant sales per square foot	$1,366	$1,381	(1.1)%
U.S. Operations:
The Shoppes at Sands Bethlehem(3)
Total mall revenues	$1,173	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%
Occupancy	71.3%	—%	—	pts

(1)

As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2012 and 2011, they are identical to the summary presented herein for the three months ended September 30, 2012 and 2011, respectively.

(2)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(3)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Shoppes at Sands Bethlehem began in November 2011.

Convention, retail and other revenues decreased $6.5 million compared to the nine months ended September 30, 2011. The decrease was primarily due to a $17.4 million decrease at Marina Bay Sands, driven by a decrease in entertainment revenue, partially offset by a $10.0 million increase at our Macao operations.

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$3,673,171	$2,889,327	27.1%
Rooms	172,210	152,679	12.8%
Food and beverage	238,022	216,619	9.9%
Mall	50,765	43,756	16.0%
Convention, retail and other	224,794	247,742	(9.3)%
Provision for doubtful accounts	183,397	92,507	98.3%
General and administrative	746,587	674,718	10.7%
Corporate	162,164	133,983	21.0%
Pre-opening	134,803	43,472	210.1%
Development	12,196	6,301	93.6%
Depreciation and amortization	641,725	596,469	7.6%
Amortization of leasehold interests in land	30,016	33,333	(10.0)%
Impairment loss	143,674	—	—%
Loss on disposal of assets	1,229	8,879	(86.2)%

Total operating expenses	$6,414,753	$5,139,785	24.8%

Operating expenses were $6.41 billion for the nine months ended September 30, 2012, an increase of $1.27 billion compared to $5.14 billion for the nine months ended September 30, 2011. The increase in operating expenses was primarily attributable to increased casino activity at our operating properties, the opening of Sands Cotai Central, an increase in pre-opening expense and $143.7 million in impairment charges.

Casino expenses increased $783.8 million compared to the nine months ended September 30, 2011. Of the increase, $371.9 million was attributable to Sands Cotai Central and increases of $278.0 million and $66.5 million at the Four Seasons Macao and The Venetian Macao, respectively, driven by the 39% gross win tax on increased casino revenue.

Room, food and beverage and mall expenses increased $19.5 million, $21.4 million and $7.0 million, respectively, compared to the nine months ended September 30, 2011. The increases were driven by the associated increases in the related revenues described above.

Convention, retail and other expenses decreased $22.9 million compared to the nine months ended September 30, 2011. The decrease was primarily due to decreases of $18.5 million and $11.4 million at Marina Bay Sands and The Venetian Macao, respectively, driven primarily by a decrease in entertainment expense.

The provision for doubtful accounts was $183.4 million for the nine months ended September 30, 2012, compared to $92.5 million for the nine months ended September 30, 2011. The increase was primarily due to increases of $56.5 million and $19.0 million at Marina Bay Sands and our Macao operating properties, respectively, driven by increases in accounts receivable related to credit extended to gaming patrons as well as increases to provisions for specific customers. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $71.9 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to $53.6 million of expenses at Sands Cotai Central and a $16.7 million increase at our Las Vegas Operating Properties.

Corporate expenses increased $28.2 million compared to the nine months ended September 30, 2011, primarily driven by an increase in legal fees.

Pre-opening expenses were $134.8 million for the nine months ended September 30, 2012, compared to $43.5 million for the nine months ended September 30, 2011. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2012 and 2011 were primarily related to activities at Sands Cotai Central.

Depreciation and amortization expense increased $45.3 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to $57.0 million of expense at Sands Cotai Central, partially offset by decreases at our other Macao operating properties due to certain assets being fully depreciated.

Impairment loss was $143.7 million for the nine months ended September 30, 2012, consisting primarily of a $100.7 million write-off of capitalized construction costs related to our Cotai Strip parcels 7 and 8 in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net”).

Adjusted Property EBITDA

The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2012	2011	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$810,175	$739,486	9.6%
Sands Macao	259,129	264,042	(1.9)%
Four Seasons Macao	198,492	154,886	28.2%
Sands Cotai Central	105,492	—	—%
Other Asia	(13,801)	(11,321)	(21.9)%

	1,359,487	1,147,093	18.5%
Marina Bay Sands	1,063,712	1,103,723	(3.6)%
United States:
Las Vegas Operating Properties	278,362	252,385	10.3%
Sands Bethlehem	86,537	68,318	26.7%

	364,899	320,703	13.8%

Total adjusted property EBITDA	$2,788,098	$2,571,519	8.4%

Adjusted property EBITDA at our Macao operations increased $212.4 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to $105.5 million in adjusted property EBITDA generated at Sands Cotai Central and a $70.7 million increase at The Venetian Macao, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands decreased $40.0 million compared to the nine months ended September 30, 2011. The decrease was primarily attributable to an increase of $56.5 million in provision for doubtful accounts.

Adjusted property EBITDA at our Las Vegas Operating Properties increased $26.0 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to a $73.5 million increase in net revenues (excluding intersegment royalty revenue), partially offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $18.2 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to a $57.8 million increase in net revenues, driven by an increase in casino activity, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$224,472	$308,232
Add—imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11,338	4,004
Less—capitalized interest	(44,313)	(97,298)

Interest expense, net	$191,497	$214,938

Cash paid for interest	$209,491	$300,482
Weighted average total debt balance	$9,755,978	$10,140,505
Weighted average interest rate	3.1%	4.1%

Interest cost decreased $83.8 million compared to the nine months ended September 30, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $53.0 million compared to the nine months ended September 30, 2011, primarily due to the completion of phase I of Sands Cotai Central in April 2012.

Other Factors Effecting Earnings

Other income was $0.7 million for the nine months ended September 30, 2012, compared to other expense of $9.4 million for the nine months ended September 30, 2011. The amounts in both periods were primarily attributable to foreign exchange gains and losses, as well as decreases in the fair value of our interest rate cap agreements.

The loss on modification or early retirement of debt was $19.2 million for the nine months ended September 30, 2012, and was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — Singapore Credit Facility”).

Our effective income tax rate was 9.4% for the nine months ended September 30, 2012, compared to 10.1% for the nine months ended September 30, 2011. The effective income tax rate for both periods reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. During July 2012, we requested an additional 5-year income tax exemption; however, there is no assurance that we will receive the extension. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $221.2 million for the nine months ended September 30, 2012, compared to $233.9 million for the nine months ended September 30, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

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

Macao

We submitted plans to the Macao government for The Parisian Macao (formerly referred to as parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. Subject to government approval, The Parisian Macao is intended to include a gaming area (to be operated under our Macao gaming subconcession), hotel and shopping mall. We expect the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced pre-construction activities and have capitalized costs of $106.8 million, including the land premium (net of amortization), as of September 30, 2012. We intend to commence construction after the necessary government approvals are obtained. In addition, we are completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.

As of September 30, 2012, we have capitalized an aggregate of $7.95 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, including The Venetian Macao, Four Seasons Macao and Sands Cotai Central, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our $3.7 billion Macao credit facility completed in November 2011 (the “2011 VML Credit Facility,” see “— Liquidity and Capital Resources — Development Financing Strategy” for further disclosure), we will need to arrange additional financing to fund the balance of our Cotai Strip developments and there is no assurance that we will be able to obtain the additional financing required or on terms suitable to us.

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao, Four Seasons Macao and Sands Cotai Central are, and The Parisian Macao will be, located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions.

Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014. The land concession for The Parisian Macao contains a similar requirement that required that the development initially be completed by August 2011, but we subsequently were granted an extension from the Macao government, which extended the deadline until April 2013. In July 2012, the Macao government granted us an additional extension, which now requires the development to be completed by April 2016. Should we determine that we are unable to complete the developments by their respective deadlines, we intend to apply for extensions from the Macao government; however, no assurances can be given that extensions will be granted. If we are unable to meet these deadlines and the deadlines are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $3.81 billion or $106.8 million in capitalized construction costs and land premiums (net of amortization), as of September 30, 2012, related to Sands Cotai Central and The Parisian Macao, respectively.

United States

We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of September 30, 2012, we have capitalized construction costs of $178.9 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows—Summary

Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Net cash generated from operating activities	$2,172,833	$1,929,173

Investing cash flows:
Change in restricted cash and cash equivalents	(717)	590,096
Capital expenditures	(1,062,778)	(1,087,605)
Proceeds from disposal of property and equipment	2,266	5,487
Acquisition of intangible assets	—	(100)

Net cash used in investing activities	(1,061,229)	(492,122)

Financing cash flows:
Proceeds from exercise of stock options	30,370	22,412
Proceeds from exercise of warrants	528,908	9,662
Dividends paid	(973,108)	(57,957)
Distributions to noncontrolling interests	(7,624)	(7,806)
Deemed distribution to Principal Stockholder	(18,576)	—
Proceeds from long-term debt	3,625,516	—
Repayments on long-term debt	(4,391,311)	(399,403)
Repurchase of preferred stock	—	(64,949)
Payments of preferred stock inducement premium	—	(16,494)
Payments of deferred financing costs	(100,190)	(6,076)

Net cash used in financing activities	(1,306,015)	(520,611)

Effect of exchange rate on cash	37,108	(1,946)

Increase (decrease) in cash and cash equivalents	$(157,303)	$914,494

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2012, increased $243.7 million compared to the nine months ended September 30, 2011. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations, as well as favorable changes in our working capital.

Cash Flows — Investing Activities

Capital expenditures for the nine months ended September 30, 2012, totaled $1.06 billion, including $806.4 million for construction and development activities in Macao (primarily for Sands Cotai Central), $98.4 million for construction activities in Singapore, $90.3 million for construction activities at our Las Vegas Operating Properties, $18.3 million for construction activities at Sands Bethlehem and $49.3 million for corporate and other activities.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $1.31 billion for the nine months ended September 30, 2012, which was primarily attributable to $973.1 million in dividend payments and the repayments of $419.4 million on our U.S. credit facility and $140.3 million on our ferry financing, as well as $189.7 million for the redemption of our Senior Notes, partially offset by $525.0 million of proceeds from the exercise of warrants by our Principal Stockholder’s family.

As of September 30, 2012, we had $1.43 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit. Subsequent to September 30, 2012, we permanently reduced the extended revolving facility commitment of our U.S. credit facility by $32.5 million to $500.0 million.

Development Financing Strategy

Through September 30, 2012, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility, as amended in August 2010, requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). In Macao, our 2011 VML Credit Facility also requires our Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending September 30, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility (the “2012 Singapore Credit Facility”), entered into in June 2012, requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarter ended September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending September 30, 2012 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of September 30, 2012, our U.S., Macao and Singapore leverage ratios were 1.2x, 1.8x and 2.6x, respectively, compared to the maximum leverage ratios allowed of 5.0x, 4.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted cash and cash equivalents of approximately $3.75 billion and restricted cash and cash equivalents of approximately $7.9 million as of September 30, 2012, of which approximately $2.71 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.71 billion, approximately $2.20 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand, cash flow generated from operations and available borrowings under our credit facilities will be sufficient to fund our developments currently under construction and maintain compliance with the financial covenants of our U.S., Macao and Singapore credit facilities. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. In November 2011, we completed the $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. In March 2012, we redeemed the outstanding balance of Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the nine months ended September 30, 2012. In May 2012, we repaid the $131.6 million outstanding balance under our ferry financing and recorded a $1.7 million loss on early retirement of debt during the nine months ended September 30, 2012. In June 2012, we entered into the 5.1 billion Singapore dollar (approximately $4.16 billion at exchange rates in effect on September 30, 2012) 2012 Singapore Credit Facility, which was used to repay the outstanding indebtedness under the prior Singapore credit facility. As a result, we recorded a $13.1 million loss on modification and early retirement of debt during the nine months ended September 30, 2012. In June 2012, we repaid $400.0 million of indebtedness under the term loans of our U.S. credit facility and recorded a $1.6 million loss on early retirement of debt during the nine months ended September 30, 2012.

On February 28 and June 22 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $1.20 billion) to SCL shareholders (of which we retained $844.4 million). On March 30, June 29 and September 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2012, we recorded $617.4 million as a distribution against retained earnings (of which $323.5 million related to our Principal Stockholder’s family). In October 2012, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $206 million) to be paid on December 28, 2012, to shareholders of record on December 20, 2012. We intend to increase the quarterly dividend to $0.35 per common share, beginning in the first quarter of 2013.

On March 2, 2012, our Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of our common stock and paid $525.0 million in cash as settlement of the exercise price.

Aggregate Indebtedness and Other Known Contractual Obligations

As of September 30, 2012, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the following:

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2012, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending September 30:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$93.1	$846.1	$1,330.1	$1,984.1	$3,996.9	$1,215.2	$9,465.5	$9,258.7
Average interest rate(2)	2.1%	1.9%	2.5%	2.5%	2.6%	2.2%	2.4%
ASSETS
Cap agreements(3)	$—	$0.1	$0.3	$—	$—	$—	$0.4	$0.4

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets are not active).
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of September 30, 2012, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $95.1 million.

(3)	As of September 30, 2012, we have 32 interest rate cap agreements with an aggregate fair value of approximately $0.4 million based on quoted market values from the institutions holding the agreements.

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

Foreign currency transaction gains for the nine months ended September 30, 2012, were $2.5 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of September 30, 2012, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.9 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2012, and have concluded that they are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or was reasonably likely to have a material effect on the Company’s internal control over financial reporting.

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

November 9, 2012

	By:	/s/ Kenneth J. Kay
Kenneth J. Kay
Chief Financial Officer

November 9, 2012