Form 10-K
period 2012-12-31
LAS VEGAS SANDS CORP
filed 2013-03-01
CIK 1300514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,976,890,088 based on the closing sale price on that date as reported on the New York Stock Exchange.

The Company had 824,412,319 shares of common stock outstanding as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2013 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

PART I

ITEM 1. —	BUSINESS

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

In addition, our properties are differentiated by our important high-end gaming facilities and significant retail offerings. The Paiza Club located at our properties is an important part of our VIP gaming marketing strategy. Our Paiza Clubs are exclusive invitation-only clubs available to our premium players that feature high-end services and amenities, including luxury accommodations, restaurants, lounges and private gaming salons. We also offer players club loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. With the completion of the remaining phase of Sands Cotai Central, we will own approximately 2.7 million square feet of gross retail space.

Through our 70.2% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of integrated resort properties in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”), the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels, Inc.) and the Plaza Casino, which we own and operate (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), the Sands Macao and Sands Cotai Central, which opened phases I and IIA in April and September 2012, respectively, and phase IIB on January 28, 2013.

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

Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our properties. In Macao, our operating segments are: The Venetian Macao; Four Seasons Macao; Sands Macao; Sands Cotai Central; and Other Asia (comprised primarily of our ferry operations and various other operations that are ancillary to our properties in Macao). In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Management also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. See “Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.” Our primary projects under development are The Parisian Macao and phase III of Sands Cotai Central in Macao and our Las Vegas condominium project in the United States. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information.”

Asia Operations

Macao

The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from Macao’s Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 460 table games and 2,200 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and The Grand Canal Shoppes at The Venetian Macao, approximately 1.0 million square feet of unique retail shopping with more than 300 stores featuring many international brands. The property is home to more than 50 restaurants featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, a 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.

The Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 108,000 square feet of gaming space with approximately 140 table games and 180 slot machines at its Plaza Casino. The Four Seasons Macao also has 360 elegantly appointed rooms and suites; several food and beverage offerings; and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 260,000 square feet of retail space and is connected to The Grand Canal Shoppes at The Venetian Macao. The Four Seasons Macao also features our ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.

The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao’s Gonbei border gate with China and Macao’s central business district. The Sands Macao includes approximately 249,000 square feet of gaming space with approximately 270 table games and 1,200 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.

In April and September 2012, we opened phases I and IIA, respectively, of Sands Cotai Central, which is part of our Cotai Strip development. Additionally, we opened phase IIB of Sands Cotai Central on January 28, 2013. Upon completion, Sands Cotai Central will consist of a 13.7 million-square-foot 6,400-room integrated resort complex featuring rooms and suites under the internationally-recognized Sheraton, Conrad and Holiday Inn brands. The property includes approximately 300,000 square feet of gaming space with approximately 460 table games and 2,200 slot machines, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater.

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

Asia Markets

Macao

Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics, annual gaming revenues reached $38.2 billion in 2012, a 13.7% increase over 2011.

We believe that Macao will continue to experience meaningful growth in both gaming and non-gaming revenues and the record 28.1 million visitors Macao welcomed in 2012 will continue to increase. We believe this growth will result from a variety of factors, including the movement of Chinese citizens to urban centers in China, the introduction of new transportation infrastructure and the coming increase in hotel room inventory.

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

Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds a concession and owns and operates the Wynn Macau and Encore at Wynn Macau, which opened in September 2006 and April 2010, respectively. In 2006, Wynn Resorts Macau sold its subconcession right under its gaming concession to an affiliate of Publishing and Broadcasting Limited (“PBL”), which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, the PBL affiliate opened the Crown Macao, now known as Altira. In June 2009, the PBL affiliate opened the City of Dreams, an integrated casino resort located adjacent to our Sands Cotai Central, which includes Crown Towers, Hard Rock and Grand Hyatt hotels. In May 2012, the Macao government granted a land concession to Wynn Resorts Macau, allowing the casino operator to construct a full scale integrated resort in Cotai. The integrated resort will be located behind the City of Dreams and currently is expected to open in early 2016.

Galaxy Casino Company Limited (“Galaxy”) holds the third concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macao government. Galaxy currently operates five casinos in Macao, including StarWorld Hotel, which opened in October 2006, and Galaxy Macau, which is located near The Venetian Macao and opened in May 2011. In April 2012, Galaxy announced the development of a second phase of its Galaxy Macau property in Cotai. The expansion is expected to include an additional 1,300 hotel rooms, as well as additional retail and convention and exhibition facilities. The expansion is expected to be completed in 2015.

MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King, obtained a subconcession from SJM in April 2005, allowing the joint venture to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and is located on the Macao Peninsula adjacent to the Wynn Macau. In October 2012, MGM Grand Paradise Limited received a land concession from the Macao government to develop an integrated resort on an 18-acre site located behind Sands Cotai Central.

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

Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed 14.4 million international visitors in 2012, a 9.1% increase compared to 2011, and 13.2 million international visitors in 2011, a 13.8% increase compared to 2010. Tourism receipts are estimated to have reached 22.2 billion Singapore dollars (“SGD,” approximately $18.18 billion at exchange rates in effect on December 31, 2012) in 2011 (the latest information publicly available at the time filing), a 17.6% increase compared to 2010. The Casino Regulatory Authority (the “CRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.

We believe Marina Bay Sands is ideally positioned within Singapore to cater to both business and leisure visitors. The integrated resort is centrally located within a 20-minute drive from Singapore’s Changi International Airport and near the new Marina Bay Cruise Center, a deep-water cruise ship terminal that opened in October 2012, and Bayfront station, a mass rapid transit station. Marina Bay Sands is also located near several entertainment attractions, including the Gardens by the Bay botanical gardens, which opened in June 2012, and the planned Singapore Sports Hub, a sports complex that will feature a new 55,000-seat National Stadium.

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

Proximity to Major Asian Cities

More than 100 airlines operate in Singapore, connecting it to over 200 cities in 60 countries. In 2012, 51.2 million passengers passed through Singapore’s Changi Airport, a 10.1% increase as compared to 2011. The estimated population within a 5-hour flight of Singapore is more than 2.0 billion. Based on figures released by the STB, the largest source markets for visitors to Singapore for the six months ended June 30, 2012 (the latest information publicly available at the time filing), were Indonesia and China. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.

Competition in Singapore

Gaming in Singapore is administered by the government through the award of licenses to two operators, of which we are one. Pursuant to the request for proposals to develop an integrated resort at Marina Bay, Singapore (the “Request for Proposal”), the CRA is required to ensure that there will not be more than two casino licenses during a ten-year exclusive period (the “Exclusivity Period,” that began on March 1, 2007).

Resorts World Sentosa, which is 100% owned by Genting Singapore and located on Sentosa Island, began its phased opening on January 20, 2010, and is primarily a family tourist destination connected to Singapore via a 500-meter long vehicular and pedestrian bridge. Apart from the casino, the resort will, when fully opened, include six hotels, a Universal Studios theme park, the Marine Life Park, the Maritime Experiential Museum & Aquarium, conventions and exhibitions facilities, restaurants and retail shops. In 2012, as part of its phased opening, Resorts World Sentosa added new attractions including a Malaysian food street, two new hotels – the Equarius Hotel and Beach Villas, and opened the Marine Life Park in November.

U.S. Operations

Las Vegas

Our Las Vegas Operating Properties form an integrated resort that includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center.

The Venetian Las Vegas has 4,028 suites situated in a 3,015-suite, 35-story three-winged tower rising above the casino and the adjoining 1,013-suite, 12-story Venezia tower. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 110 table games and 1,200 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and a Canyon Ranch SpaClub. The Venetian Las Vegas also includes The Grand Canal Shoppes, an enclosed retail, dining and entertainment complex that was sold to GGP Limited Partnership (“GGP”) in 2004.

The Palazzo features modern European ambience and design, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 130 table games and 1,200 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,064 suites and includes a Canyon Ranch SpaClub, a Paiza Club, a world-class theater and The Shoppes at The Palazzo, an enclosed shopping and dining complex that was sold to GGP in 2008.

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

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem features approximately 145,000 square feet of gaming space that includes approximately 120 table games and more than 3,000 slot machines; a 300-room hotel tower that opened in May 2011; a 150,000-square-foot retail facility (“The Outlets at Sands Bethlehem”), which opened in November 2011; an arts and cultural center; and a 50,000-square foot multipurpose event center, which opened in May 2012.

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

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could have an adverse effect on our financial condition, results of operations or cash flows. Also, on December 23, 2011, the U.S. Department of Justice (the “DOJ”) released an opinion on the application of the Wire Act to interstate transmission of wire communications, concluding that such communications that did not relate to a “sporting event or contest” fell outside the prohibition of the Wire Act. In concluding as such, the DOJ reversed earlier opinions that the Wire Act was not limited to such communications on sporting events or contests. Those states that permit these distribution channels may also expand the gaming offerings of their lotteries in a manner that could have an adverse effect on our business.

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

Retail Mall Operations

We own and operate retail malls at our integrated resorts at The Venetian Macao, Four Seasons Macao, Sands Cotai Central, Marina Bay Sands and Sands Bethlehem. Upon completion of Sands Cotai Central, we will own approximately 2.7 million square feet of gross retail space. As further described in “Agreements Relating to the Malls in Las Vegas” below, The Grand Canal Shoppes at The Venetian Las Vegas and The Shoppes at The Palazzo were sold to GGP and are not owned or operated by us. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.

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

The tables below set forth certain information regarding our mall operations as of December 31, 2012. These tables do not reflect subsequent activity in 2013.

Mall Name	Total GLA(1)		Selected Significant Tenants
The Grand Canal Shoppes at The Venetian Macao	805,976	(2)	Manchester United Experience, Piaget, Zara, Swarovski, Vertu, Victoria’s Secret, Tiffany & Co.
The Shoppes at Four Seasons	239,718	(3)	Versace, Brioni, Canali, Cartier, Gucci, Dior, Armani, Bottega Veneta, Hugo Boss
The Shoppes at Sands Cotai Central	210,143		Kid’s Cavern, Zara, Omega, Gucci, Ralph Lauren, Chow Tai Fook
The Shoppes at Marina Bay Sands	637,980	(4)	Louis Vuitton, Chanel, Fendi, Bvlgari, Prada, Gucci, Robinsons, Banana Republic, Adidas
The Outlets at Sands Bethlehem	129,216	(5)	Coach, Lenox, DKNY, Nine West, Guess, Talbots, Ultra Diamonds, Under Armour

(1)	Represents Gross Leasable Area in square feet.
(2)	Excludes approximately 177,000 square feet of space on the fifth floor and 11,500 square feet of space on the first floor currently not on the market for lease.
(3)

Excludes approximately 20,000 square feet of space on the mezzanine level currently not on the market for lease. In November 2012, an additional 51,000 square feet of gross leasable space of duty-free luxury shops was added.

(4)	Excludes approximately 133,000 square feet of space operated by the Company.
(5)	Excludes approximately 15,700 square feet of undeveloped space.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2012:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women’s, men’s, mixed)	596,995	32%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi
Restaurants and lounges	408,591	22	CUT, Guy Savoy, Todai, North, Café Deco
Multi-Brands	191,083	10	Duty-free shops, The Atrium, Robinsons
Jewelry	154,875	8	Bvlgari, Omega, Cartier, Rolex, Tiffany & Co.
Fashion accessories and footwear	153,657	8	Coach, Salvatore Ferragamo, Tumi, Rimowa
Health and beauty	147,766	8	Sephora, The Body Shop, Sa Sa
Lifestyle, sports and entertainment	66,829	4	Manchester United Experience, Adidas, Ferrari
Banks and services	64,323	3	Bank of China, Citibank, DBS, OCBC
Home furnishing and electronics	48,027	3	Nokia, Vertu, Da Vinci, LG Live
Arts and gifts	24,718	1	Opera Gallery, Emporio di Gondola
Specialty foods	22,559	1	The Chocolate Shop, Cold Storage Specialty

Total	1,879,423	100%

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

Regulation and Licensing

Macao Concession and Our Subconcession

In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, Four Seasons Macao and Sands Cotai Central, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $551.2 million at exchange rates in effect on December 31, 2012) in various development projects in Macao by June 2009, which obligations we have fulfilled.

If the Galaxy concession is terminated for any reason, our subconcession will remain in effect. The subconcession may be terminated by agreement between Galaxy and us. Galaxy is not entitled to terminate the subconcession unilaterally; however, the Macao government, with the consent of Galaxy, may terminate the subconcession under certain circumstances. Galaxy has developed, and may continue to develop, hotel and casino projects separately from us.

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

The Macao gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. LVSC and SCL shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macao government. VML is required to notify the Macao government immediately should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% of the share capital, or any officer, director or key employee. Changes in licensed positions must be reported to the Macao gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macao gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macao gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macao gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.

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

The Sands Macao, The Venetian Macao, Four Seasons Macao and Sands Cotai Central are being, and The Parisian Macao will be, operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.

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

Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2012). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,580, $18,790 and $125, respectively, at exchange rates in effect on December 31, 2012), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2012). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.

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

Development Agreement with Singapore Tourism Board

On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”) with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that have been awarded a concession to operate a casino in Singapore. Under the Request for Proposal, the Exclusivity Period provides that only two licensees will be granted the right to operate a casino in Singapore during the ten-year period. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.

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

On April 26, 2010, MBS was issued a gaming license for a three-year period, which required payment of a license fee of SGD 37.5 million (approximately $30.7 million at exchange rates in effect on December 31, 2012). This license is being amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable license fee and meeting the renewal requirements as determined by the CRA. We have filed a renewal application and believe that we meet the renewal requirements as determined by the CRA.

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

The Development Agreement required MBS to invest at least SGD 3.85 billion (approximately $3.15 billion at exchange rates in effect on December 31, 2012) in the integrated resort, which was to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement, which has been fulfilled, must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license, which was issued in April 2010.

MBS was required to complete the construction of the Marina Bay Sands by August 22, 2014, in order to avoid an event of default under the Development Agreement that could result in a forfeiture of the lease for the land parcels underlying the integrated resort. Pursuant to the Development Agreement, MBS was permitted to open Marina Bay Sands in stages and in accordance with an agreed upon schedule. This schedule was met by MBS as confirmed by an audit conducted on behalf of the STB.

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

On January 31, 2013, certain amendments to the Casino Control Act (the “Singapore Act”) became effective. Among the changes introduced by these amendments is a revision of the maximum financial penalty that may be imposed on a casino operator by way of disciplinary action on a number of grounds, including contravention of a provision of the Singapore Act or a condition of the casino licence. Under the amended provisions, a casino operator may be subject to a financial penalty, for each ground of disciplinary action, of a sum not exceeding 10% of the annual gross gaming revenue (as defined in the Singapore Act) of the casino operator for the financial year immediately preceding the date the financial penalty is imposed.

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

The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Chairman of the Nevada Board. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings), may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. Additionally, an institutional investor that has been granted such a waiver may acquire more than 25% but not more than 29% of our voting securities if such additional ownership results from a stock re-purchase program and such institutional investor does not purchase or otherwise acquire any additional voting securities that would result in an increase in its ownership percentage.

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

We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 15, 2012, the Nevada Commission granted us prior approval to make public offerings for a period of three years, subject to certain conditions (the “shelf approval”). The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.

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

The sale of alcoholic beverages by the licensed subsidiaries on the casino premises and at the Sands Expo Center is subject to licensing, control and regulation by the applicable local authorities. Our licensed subsidiaries have obtained the necessary liquor licenses to sell alcoholic beverages. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon our operations.

Commonwealth of Pennsylvania

Sands Bethworks Gaming is subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board (“PaGCB”) and the Pennsylvania Department of Revenue, the on-site direction of the Pennsylvania State Police and the requirements of other agencies.

On December 20, 2006, we were awarded one of two Category 2 “at large” gaming licenses available in Pennsylvania. A location in the Pocono Mountains was awarded the other Category 2 “at large” license. On the same day, two Category 2 licenses were awarded to applicants for locations in Philadelphia, a Category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded Category 1 licenses. One of the Philadelphia Category 2 licenses was revoked by the PaGCB in December 2010. The revocation was upheld in November 2011 by an intermediate appellate court in Pennsylvania and became final in March 2012 when the Pennsylvania Supreme Court denied a discretionary appeal from the intermediate appellate court’s ruling. Six applications were submitted for the revoked Philadelphia Category 2 license; however, there is no deadline for the selection of the new Category 2 license.

The principal difference between Category 1 and Category 2 licenses is that the former is available only to certain race tracks. A Category 1 or Category 2 licensee is authorized to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening. The PaGCB also is permitted to award three Category 3 licenses. A Category 3 licensee is authorized to operate up to 600 slot machines and 50 table games or up to 500 slot machines without table games. To date, two Category 3 licenses have been awarded: the Valley Forge Convention Center in suburban Philadelphia and the Nemacolin Woodlands Resort in Fayette County, Pennsylvania. An additional Category 3 license may be issued, but not before July 2017, following a formal application process.

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

In February 2009, the PaGCB approved our petition seeking its consent of the suspension of the hotel, retail and multipurpose event center components of Sands Bethlehem. This approval was subject to monthly reviews by the PaGCB’s financial suitability task force and our meetings with this task force to evaluate our potential to finance the completion of the suspended components. Once the task force determined that we had the potential to finance the suspended components, a public hearing would be set to consider establishing a completion date for the overall project. In April 2010, we recommenced construction of the 300-room hotel tower, which opened in May 2011. We have also completed construction of the retail mall (with a progressive opening that began in November 2011) and multipurpose event center (which opened in May 2012). In October 2012, the PaGCB relieved us from attending the required task force meetings as all suspended components of the project have been completed.

We must notify the PaGCB if we become aware of any proposed or contemplated change of control including more than 5% of the ownership interests of Sands Bethworks Gaming or of more than 5% of the ownership interests of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, including LVSC. The acquisition by a person or a group of persons acting in concert of more than 20% of the ownership interests of Sands Bethworks Gaming or of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, with the exception of the ownership interest of a person at the time of the original licensure when the license fee was paid, would be defined as a change of control under applicable Pennsylvania gaming law and regulations. Upon a change of control, the acquirer of the ownership interests would be required to qualify for licensure and to pay a new license fee of $50.0 million or a lesser “change of control” fee as determined by the PaGCB. In December 2007, the PaGCB adopted a $2.5 million fee to be assessed on an acquirer in connection with a change in control unless special circumstances dictate otherwise. The PaGCB retains the discretion to eliminate the need for qualification and may reduce the license fee upon a change of control. The PaGCB may provide up to 120 days for any person who is required to apply for a license and who is found not qualified to completely divest the person’s ownership interest.

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

Employees

We directly employ approximately 46,000 employees worldwide and hire temporary employees on an as-needed basis. Our employees are not covered by collective bargaining agreements, except as discussed below with respect to our Sands Expo Center employees. We believe that we have good relations with our employees.

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

Intellectual Property

Our intellectual property (“IP”) portfolio currently consists of copyrights, domain names and domain name system configurations, patents, trade secrets, trademarks, service marks and trade names. We believe that the name recognition, brand identification and image that we have developed through our intellectual properties attract customers to our facilities, drive customer loyalty and contribute to our success. We register and protect our intellectual property in the jurisdictions in which we operate or significantly advertise, as well as in countries in which we may operate in the future.

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

•

lease the portion of the theater space located within The Grand Canal Shoppes from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year;

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

The lease payments relating to the theater, the canal space within The Grand Canal Shoppes and the office space from GGP are subject to automatic increases of 5% in the sixth lease year and each subsequent fifth lease year.

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

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; any further weaknesses in the housing market, additional credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakened job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure activities we offer, thus imposing additional limits on pricing and harming our operations.

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

We also have substantial debt and significant debt service obligations. As of December 31, 2012, we had $10.13 billion of long-term debt outstanding. This substantial indebtedness could have important consequences to us. For example, it could:

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

We will need to arrange additional financing to fund the balance of our Cotai Strip developments, including pursuing approximately $2.0 billion of financing for The Parisian Macao. We cannot assure you that we will obtain all the financing required for the construction and opening of our remaining planned projects on suitable terms, if at all.

We are subject to extensive regulation and the cost of compliance or failure to comply with such regulations that govern our operations in any jurisdiction where we operate may have an adverse effect on our business, financial condition, results of operations or cash flows.

We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have filed a renewal application with the CRA with respect to our Singapore gaming license and believe that we meet the renewal requirements as determined by the CRA; however, no assurance can be given that the license renewal will be granted or for what period of time it will be granted.

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

In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of our casinos, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows.

A similar dynamic exists in all jurisdictions where we operate and a regulatory action against one of our operating entities in any gaming jurisdiction could impact our operations in other gaming jurisdictions where we do business. For a more complete description of the gaming regulatory requirements that have an effect on our business, see “Item 1 — Business — Regulation and Licensing.”

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. On February 9, 2011, LVSC received a subpoena from the SEC requesting that we produce documents relating to our compliance with the FCPA. We have also been advised by the DOJ that it is conducting a similar investigation. Any violation of the FCPA could have a material adverse effect on our financial condition. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation” for further description of the current status of this matter.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material adverse effect on our financial condition, results of operations or cash flows.

There are significant risks associated with our ongoing and future construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities.

Our ongoing and future construction projects, such as our Cotai Strip projects, entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

The anticipated costs and completion dates for our current projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have an adverse effect on our financial condition, results of operations or cash flows. The estimated costs to complete and open our remaining planned projects are currently not determinable with certainty and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “— Risks Associated with Our International Operations — We are required to complete Sands Cotai Central by May 2014 and build and open The Parisian Macao by April 2016. If we are unable to meet the applicable deadlines and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.”

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

We have comprehensive property and liability insurance policies for our properties in operation, as well as those in the course of construction, with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

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

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. The loss of Mr. Adelson’s services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business. Mr. Adelson’s employment agreement is scheduled to expire in December 2013 and is subject to extensions.

The interests of our principal stockholder in our business may be different from yours.

Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (collectively our “Principal Stockholder’s family”) beneficially own approximately 52% of our outstanding common stock as of December 31, 2012. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may conflict with your interests.

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

During the year ended December 31, 2012, approximately 31.5%, 33.2% and 72.4% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property is primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.

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

We endeavor to establish and protect our IP rights and our goods and services through trademarks and service marks, copyrights, patents, trade secrets, domain names, licenses, other contractual provisions, nondisclosure agreements, and confidentiality and information-security measures and procedures. There can be no assurance, however, that the steps we take to protect our IP will be sufficient. Our inability to adequately obtain, maintain or defend our IP rights for any reason may have a material adverse effect on our business, financial condition and results of operations. Examples include: (1) if one of our marks becomes so well known by the public that its use is deemed generic, we may lose exclusive rights to such mark or be forced to rebrand; (2) if a third party claims our IP has infringed, currently infringes, or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps; (3) if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, our business may be affected; or (4) if third parties misappropriate or infringe upon our IP, our business could be affected.

Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.

In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the “SCL Offering”). We currently own 70.2% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements that we have entered into or may in the future enter into with SCL may give rise to the appearance of a potential conflict of interest.

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

Severe disruptions in the commercial credit markets in the recent past have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets was severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt. The effect of these disruptions was widespread and difficult to quantify. While economic conditions have recently improved, that trend may not continue and the extent of the current economic improvement is unknown. Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years.

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

So called “Acts of God,” such as typhoons, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious diseases, such as avian flu, SARS and H1N1 flu, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. Any of these events also may disrupt our ability to staff our business adequately, could generally disrupt our operations and could have a material adverse effect on our financial condition, results of operations or cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.

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

Our operations in Macao include The Venetian Macao, Four Seasons Macao, Sands Cotai Central and Sands Macao. We plan to open and operate additional hotels, gaming areas and meeting space within the Cotai Strip in Macao, including The Parisian Macao, which is currently expected to open in late 2015. We also own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Current Macao and Singapore laws and regulations concerning gaming and gaming concessions and licenses are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe that our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macao and Singapore. These laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, which differs from our interpretation and could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We are required to complete Sands Cotai Central by May 2014 and build and open The Parisian Macao by April 2016. If we are unable to meet the applicable deadlines and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.

We received land concessions from the Macao government covering parcels 1, 2, 3 and 5 and 6, the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located and The Parisian Macao (parcel 3) will be located. The land concession for Sands Cotai Central requires that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). The Macao government granted us two extensions of the development deadline under the land concession for The Parisian Macao. Under the terms of the land concession, we must complete The Parisian Macao by April 2016. See “— Risks Related to Our Business — Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing,” “— Risks Related to Our Business — There are significant risks associated with our ongoing and future construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macao and Singapore has certain political and economic risks, which may have an adverse effect on the financial condition, results of operations or cash flows of our Asian operations.” We expect to apply for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Macao government has the right to unilaterally terminate our respective land concessions for Sands Cotai Central or The Parisian Macao. A loss of the land concession would prohibit us from operating any properties developed under the land concession for Sands Cotai Central or The Parisian Macao. As a result, we could record a charge for all or some portion of our $3.96 billion and $118.9 million in capitalized costs and land premiums (net of amortization), as of December 31, 2012, for Sands Cotai Central or The Parisian Macao, respectively.

Our Macao subconcession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Macao government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML’s serious non-compliance with its basic obligations under the subconcession and applicable Macao laws. Upon termination of our subconcession, our casinos and gaming-related equipment would automatically be transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our Singapore concession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Development Agreement between MBS and the STB contains events of default that could permit the STB to terminate the agreement without compensation to us. If the Development Agreement is terminated, we could lose our right to operate the Marina Bay Sands and our investment in Marina Bay Sands could be lost.

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

Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees at our properties. In addition, the Macao government requires that we only hire Macao residents as dealers in our casinos. There is significant competition in Macao and Singapore for employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as we open the remaining phases of Sands Cotai Central and The Parisian Macao, and as other competitors expand their operations. There can be no assurance that a sufficient number of construction labor and skilled employees will be available or that we will be successful in training, retaining and motivating current or future employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macao and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Also, as we are required to provide any other information that the Nevada Commission may require concerning our gaming activities and associations in jurisdictions outside the State of Nevada, we could be subject to disciplinary action by the Nevada Commission if our current reporting is determined to be unsatisfactory due to Macao regulations regarding personal data protection prohibiting us from satisfying certain reporting requirements of the Nevada Commission.

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

Part of our business strategy in Macao relies upon our ability to profitably operate, sell and/or grant rights of use over certain of our real estate assets once developed, including retail malls and apart-hotels, and to use the proceeds of these operations and sales to refinance, or repay, in part, our construction loans for these assets, as well as to fund existing and future development both in Macao and elsewhere. Our ability to monetize these assets will be subject to market conditions, applicable legislation, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, we will have to seek alternative sources of capital to refinance, in part, our construction loans and for other investment capital. These alternative sources of capital may not be available on commercially reasonable terms or at all.

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

We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games. This exemption does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through the end of 2013. Additionally, we entered into an agreement with the Macao government in February 2011, effective through the end of 2013 that provides for an annual payment that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. During July 2012, VML requested an additional 5-year income tax exemption; however, we cannot assure you that either of the extensions will be granted.

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

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming at “racinos” (combined race tracks and casinos), on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have an adverse effect on our financial condition, results of operations or cash flows. Also, on December 23, 2011, the DOJ released an opinion on the application of the Wire Act to interstate transmission of wire communications, concluding that such communications that did not relate to a “sporting event or contest” fell outside the prohibition of the Wire Act. In concluding as such, the DOJ reversed earlier opinions that the Wire Act was not limited to such communications on sporting events or contests. Those states that permit these distribution channels may also expand the gaming offerings of their lotteries in a manner that could have an adverse effect on our business.

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

We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and parcels 1, 2, 3 and 5 and 6 on the Cotai Strip, the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are, and The Parisian Macao (parcel 3) will be, located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions.

Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014 (48 months from the date the land concession became effective). The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. We expect to apply for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $3.96 billion or $118.9 million in capitalized construction costs, as of December 31, 2012, related to Sands Cotai Central or The Parisian Macao, respectively.

Under the Development Agreement with the STB, we paid SGD 1.2 billion (approximately $982.7 million at exchange rates in effect on December 31, 2012) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located plus an additional SGD 105.6 million (approximately $86.5 million at exchange rates in effect on December 31, 2012) for various taxes and other fees.

We own an approximately 63-acre parcel of land on which our Las Vegas Operating Properties are located and an approximately 19-acre parcel of land located to the east of the 63-acre parcel. We own these parcels of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances. LVSLLC’s senior secured credit facility, subject to certain exceptions, collateralized by a first priority security interest (subject to permitted liens) in substantially all of LVSLLC’s property.

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

In addition to the matters described at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation,” we are party to various legal matters and claims arising in the ordinary course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Market Information

The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated:

	High	Low
2011
First Quarter	$51.05	$36.05
Second Quarter	$48.25	$37.23
Third Quarter	$50.49	$36.08
Fourth Quarter	$49.44	$36.20
2012
First Quarter	$59.85	$41.77
Second Quarter	$62.09	$41.28
Third Quarter	$47.59	$34.72
Fourth Quarter	$48.10	$40.28
2013
First Quarter (through February 21, 2013)	$55.94	$47.99

As of February 21, 2013, there were 824,412,319 shares of our common stock issued and outstanding that were held by 459 stockholders of record.

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

Our subsidiaries’ long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt.”

Common Stock Dividends

On March 30, June 29, September 28 and December 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. On December 18, 2012, we paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, we recorded $3.09 billion as a distribution against retained earnings (of which $1.62 billion related to our Principal Stockholder’s family). Of this amount, approximately $5.5 million has been recorded as a liability as of December 31, 2012, which will be paid to holders of unvested restricted stock and stock units upon vesting.

On January 29, 2013, our Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on March 29, 2013, to shareholders of record on March 21, 2013. We expect this level of dividend to continue quarterly through the remainder of 2013. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.

Preferred Stock Dividends

On February 15, May 16, August 15 and November 15, 2011, we paid a dividend of $2.50 per preferred share, totaling $75.3 million (of which $52.5 million was paid to our Principal Stockholder’s family).

On February 16, May 17, August 16 and November 15, 2010, we paid a dividend of $2.50 per preferred share, totaling $93.4 million (of which $52.5 million was paid to our Principal Stockholder’s family).

As further described in “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Equity — Preferred Stock and Warrants — Redemption of Preferred Stock,” we redeemed all of the preferred shares outstanding on November 15, 2011.

Recent Sales of Unregistered Securities

There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.

Performance Graph

The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2012. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Las Vegas Sands Corp.	$100.00	$5.75	$14.50	$44.59	$41.47	$48.60
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
Dow Jones US Gambling Index	$100.00	$26.89	$41.88	$72.50	$67.39	$74.48

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

	Year Ended December 31,
	2012(1)(2)(3)	2011(4)	2010(5)	2009(6)(7)	2008(8)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$11,684,669	$9,862,334	$7,317,937	$4,929,444	$4,735,126
Less — promotional allowances	(553,537)	(451,589)	(464,755)	(366,339)	(345,180)

Net revenues	11,131,132	9,410,745	6,853,182	4,563,105	4,389,946
Operating expenses	8,819,750	7,020,858	5,672,596	4,591,845	4,226,283

Operating income (loss)	2,311,382	2,389,887	1,180,586	(28,740)	163,663
Interest expense, net	(235,312)	(268,555)	(297,866)	(310,748)	(402,039)
Other income (expense)	5,740	(3,955)	(8,260)	(9,891)	19,492
Loss on modification or early retirement of debt	(19,234)	(22,554)	(18,555)	(23,248)	(9,141)

Income (loss) before income taxes	2,062,576	2,094,823	855,905	(372,627)	(228,025)
Income tax benefit (expense)	(180,763)	(211,704)	(74,302)	3,884	59,700

Net income (loss)	1,881,813	1,883,119	781,603	(368,743)	(168,325)
Net (income) loss attributable to noncontrolling interests	(357,720)	(322,996)	(182,209)	14,264	4,767

Net income (loss) attributable to Las Vegas Sands Corp.	1,524,093	1,560,123	599,394	(354,479)	(163,558)
Preferred stock dividends	—	(63,924)	(92,807)	(93,026)	(13,638)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	(80,975)	(92,545)	(92,545)	(11,568)
Preferred stock inducement, repurchase and redemption premiums	—	(145,716)	(6,579)	—	—

Net income (loss) attributable to common stockholders	$1,524,093	$1,269,508	$407,463	$(540,050)	$(188,764)

Per share data:
Basic earnings (loss) per share	$1.89	$1.74	$0.61	$(0.82)	$(0.48)

Diluted earnings (loss) per share	$1.85	$1.56	$0.51	$(0.82)	$(0.48)

Cash dividends declared per common share	$3.75	$—	$—	$—	$—

OTHER DATA
Capital expenditures	$1,449,234	$1,508,493	$2,023,981	$2,092,896	$3,789,008

	December 31,
	2012(3)	2011(4)	2010	2009	2008
	(In thousands)
BALANCE SHEET DATA
Total assets	$22,163,652	$22,244,123	$21,044,308	$20,572,106	$17,144,113
Long-term debt	$10,132,265	$9,577,131	$9,373,755	$10,852,147	$10,356,115
Preferred stock issued to Principal Stockholder’s family	$—	$—	$503,379	$410,834	$318,289
Total Las Vegas Sands Corp. stockholders’ equity	$7,061,842	$7,850,689	$6,662,991	$5,850,699	$4,422,108

(1)	Phases I and IIA of Sands Cotai Central opened in April and September 2012, respectively.
(2)

During the year ended December 31, 2012, we recorded an impairment loss of $143.7 million, consisting primarily of a $100.7 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.

(3)

On March 30, June 29, September 28 and December 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. Additionally, on December 18, 2012, we paid a special cash dividend of $2.75 per common share.

(4)

During the year ended December 31, 2011, we repurchased, redeemed or induced holders to redeem all outstanding preferred stock, which resulted in a charge to retained earnings of $145.7 million and is also included in the calculation of net income attributable to common stockholders.

(5)	Marina Bay Sands partially opened on April 27, 2010.
(6)	Sands Bethlehem partially opened on May 22, 2009.
(7)

During the year ended December 31, 2009, we recorded an impairment loss of $169.5 million, a legal settlement expense of $42.5 million and a valuation allowance against our U.S. deferred tax assets of $96.9 million.

(8)	Four Seasons Macao opened on August 28, 2008.

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations

We view each of our casino properties as an operating segment. Our Macao operating segments consist of The Venetian Macao, Sands Macao, Four Seasons Macao, Sands Cotai Central and other ancillary operations that support these properties. Approximately 83.2% and 83.0% of the gross revenue at The Venetian Macao for years ended December 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources. Approximately 94.5% and 94.4% of the gross revenue at the Sands Macao for the years ended December 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations. Approximately 86.5% and 82.6% of the gross revenue at the Four Seasons Macao for the years ended December 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from mall and room operations. Approximately 86.6% of the gross revenue at Sands Cotai Central for the period ended December 31, 2012, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

Our Singapore operating segment consists of the Marina Bay Sands, which opened progressively throughout 2010. Approximately 74.4% and 76.5% of the gross revenue at the Marina Bay Sands for the years ended December 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

Our operating segments in the U.S. consist of The Venetian Las Vegas, The Palazzo and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Approximately 65.2% and 69.3% of the gross revenue at our Las Vegas Operating Properties for the years ended December 31, 2012 and 2011, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods. Approximately 88.5% and 89.8% of the gross revenue at Sands Bethlehem for the years ended December 31, 2012 and 2011, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.

Summary Financial Results

The following table summarizes our results of operations:

	Year Ended December 31,
	2012	Percent Change	2011	Percent Change	2010
	(Dollars in thousands)
Net revenues	$11,131,132	18.3%	$9,410,745	37.3%	$6,853,182
Operating expenses	8,819,750	25.6%	7,020,858	23.8%	5,672,596
Operating income	2,311,382	(3.3)%	2,389,887	102.4%	1,180,586
Income before income taxes	2,062,576	(1.5)%	2,094,823	144.7%	855,905
Net income	1,881,813	(0.1)%	1,883,119	140.9%	781,603
Net income attributable to Las Vegas Sands Corp.	1,524,093	(2.3)%	1,560,123	160.3%	599,394

	Percent of Net Revenues
	Year Ended December 31,
	2012	2011	2010
Operating expenses	79.2%	74.6%	82.8%
Operating income	20.8%	25.4%	17.2%
Income before income taxes	18.5%	22.3%	12.5%
Net income	16.9%	20.0%	11.4%
Net income attributable to Las Vegas Sands Corp.	13.7%	16.6%	8.7%

Our historical financial results will not be indicative of our future results as we continue to develop and open new properties, including the remaining phase of Sands Cotai Central and The Parisian Macao.

Key Operating Revenue Measurements

Operating revenues at The Venetian Macao, Four Seasons Macao, Sands Cotai Central, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0%. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 31.5% and 33.2%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2012.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 72.4% of our table games play in Las Vegas, for the year ended December 31, 2012, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

Hotel revenue measurements: Performance indicators used are occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. The calculations of the hotel occupancy and average daily room rates include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail (or cash) room rates by customer segment and type of room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are normally higher than revenue per available room. Reserved rooms where the guests do not show up for their stay and lose their deposit may be re-sold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and revenue per available room may be higher than the average daily room rate.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Operating Revenues

Our net revenues consisted of the following:

	Year Ended December 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$9,008,158	$7,437,002	21.1%
Rooms	1,154,024	1,000,035	15.4%
Food and beverage	628,528	598,823	5.0%
Mall	396,927	325,123	22.1%
Convention, retail and other	497,032	501,351	(0.9)%

	11,684,669	9,862,334	18.5%
Less — promotional allowances	(553,537)	(451,589)	(22.6)%

Total net revenues	$11,131,132	$9,410,745	18.3%

Consolidated net revenues were $11.13 billion for the year ended December 31, 2012, an increase of $1.72 billion compared to $9.41 billion for the year ended December 31, 2011. The increase was driven by $1.05 billion of net revenues at Sands Cotai Central and increases of $408.2 million and $210.8 million at Four Seasons Macao and The Venetian Macao, respectively.

Casino revenues increased $1.57 billion compared to the year ended December 31, 2011. The increase is primarily attributable to $960.3 million of revenues at Sands Cotai Central, a $394.1 million increase at Four Seasons Macao, driven by an increase in Rolling Chip volume due to the expanded VIP gaming area and a $198.7 million increase at The Venetian Macao, driven by increases in Non-Rolling Chip drop and win percentage. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,628,868	$2,430,144	8.2%
Non-Rolling Chip drop	$4,482,318	$4,178,865	7.3%
Non-Rolling Chip win percentage	30.6%	27.3%	3.3	pts
Rolling Chip volume	$48,825,435	$52,016,771	(6.1)%
Rolling Chip win percentage	3.05%	2.95%	0.10	pts
Slot handle	$4,946,114	$3,564,612	38.8%
Slot hold percentage	5.3%	6.4%	(1.1	)pts
Sands Macao
Total casino revenues	$1,219,400	$1,251,084	(2.5)%
Non-Rolling Chip drop	$2,872,468	$2,811,966	2.2%
Non-Rolling Chip win percentage	21.0%	20.5%	0.5	pts
Rolling Chip volume	$25,184,583	$31,537,280	(20.1)%
Rolling Chip win percentage	3.14%	2.79%	0.35	pts
Slot handle	$2,476,673	$2,055,911	20.5%
Slot hold percentage	4.3%	5.5%	(1.2	)pts
Four Seasons Macao
Total casino revenues	$977,616	$583,476	67.6%
Non-Rolling Chip drop	$433,264	$388,290	11.6%
Non-Rolling Chip win percentage	40.8%	40.3%	0.5	pts
Rolling Chip volume	$41,604,458	$18,983,716	119.2%
Rolling Chip win percentage	2.79%	2.88%	(0.09	)pts
Slot handle	$962,540	$833,525	15.5%
Slot hold percentage	5.3%	5.7%	(0.4	)pts
Sands Cotai Central
Total casino revenues	$960,286	$—	—%
Non-Rolling Chip drop	$1,863,923	$—	—%
Non-Rolling Chip win percentage	20.8%	—%	—	pts

	Year Ended December 31,
	2012	2011	Change
	(Dollars in thousands)
Rolling Chip volume	$26,046,168	$—	—%
Rolling Chip win percentage	2.83%	—%	—	pts
Slot handle	$2,939,426	$—	—%
Slot hold percentage	3.5%	—%	—	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,271,869	$2,364,922	(3.9)%
Non-Rolling Chip drop	$4,612,227	$4,445,232	3.8%
Non-Rolling Chip win percentage	23.1%	23.0%	0.1	pts
Rolling Chip volume	$52,568,238	$49,843,694	5.5%
Rolling Chip win percentage	2.47%	2.88%	(0.41	)pts
Slot handle	$10,793,348	$9,959,670	8.4%
Slot hold percentage	5.3%	5.3%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$512,647	$430,758	19.0%
Table games drop	$2,084,490	$1,967,258	6.0%
Table games win percentage	21.1%	17.9%	3.2	pts
Slot handle	$1,944,618	$1,829,923	6.3%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$437,472	$376,618	16.2%
Table games drop	$885,359	$653,203	35.5%
Table games win percentage	15.3%	14.8%	0.5	pts
Slot handle	$4,029,326	$3,773,734	6.8%
Slot hold percentage	7.2%	7.2%	—	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $154.0 million compared to the year ended December 31, 2011. The increase is attributable to $83.8 million of revenues at Sands Cotai Central and a $57.0 million increase at Marina Bay Sands, driven by increases in occupancy and average daily room rates. The hotel tower at Sands Bethlehem opened in May 2011. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2012	2011	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$224,177	$220,116	1.8%
Occupancy rate	91.9%	91.4%	0.5	pts
Average daily room rate	$237	$232	2.2%
Revenue per available room	$218	$212	2.8%
Sands Macao
Total room revenues	$24,441	$23,820	2.6%
Occupancy rate	95.3%	90.5%	4.8	pts
Average daily room rate	$245	$251	(2.4)%
Revenue per available room	$234	$227	3.1%
Four Seasons Macao
Total room revenues	$39,813	$32,233	23.5%
Occupancy rate	80.1%	69.9%	10.2	pts
Average daily room rate	$362	$334	8.4%
Revenue per available room	$290	$234	23.9%
Sands Cotai Central

	Year Ended December 31,
	2012	2011	Change
	(Room revenues in thousands)
Total room revenues	$83,833	$—	—%
Occupancy rate	83.4%	—%	—	pts
Average daily room rate	$155	$—	—%
Revenue per available room	$129	$—	—%
Singapore Operations:
Marina Bay Sands
Total room revenues	$325,470	$268,480	21.2%
Occupancy rate	98.9%	93.6%	5.3	pts
Average daily room rate	$355	$311	14.1%
Revenue per available room	$351	$291	20.6%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$446,241	$450,487	(0.9)%
Occupancy rate	86.1%	88.6%	(2.5	)pts
Average daily room rate	$203	$199	2.0%
Revenue per available room	$175	$177	(1.1)%
Sands Bethlehem
Total room revenues	$10,049	$4,899	105.1%
Occupancy rate	65.1%	50.5%	14.6	pts
Average daily room rate	$140	$162	(13.6)%
Revenue per available room	$91	$82	11.0%

Food and beverage revenues increased $29.7 million compared to the year ended December 31, 2011. The increase was primarily attributable to $39.8 million of revenues at Sands Cotai Central and a $10.5 million increase at The Venetian Macao, partially offset by a $21.4 million decrease at our Las Vegas Operating Properties, driven by a decrease in banquet operations.

Mall revenues increased $71.8 million compared to the year ended December 31, 2011. The increase was primarily attributable to increases of $18.6 million at Marina Bay Sands, driven by an increase in mall occupancy and overage rents, $18.3 million at The Venetian Macao, driven by higher base rents due to renewed contracts as well as an increase in overage rents, and $17.5 million at Four Seasons Macao, driven by an increase in overage rents and the expansion of the mall during November 2012. The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2012	2011	Change
	(Mall revenues and expenses in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$139,522	$121,191	15.1%
Total mall expenses(1)	$22,917	$25,457	(10.0)%
Mall gross leasable area (in square feet)	805,976	817,251	(1.4)%
Occupancy	92.3%	90.0%	2.3	pts
Base rent per square foot	$147	$131	12.2%
Tenant sales per square foot	$1,214	$1,087	11.7%
The Shoppes at Four Seasons(2)
Total mall revenues	$83,477	$65,973	26.5%
Total mall expenses(1)	$5,946	$6,395	(7.0)%
Mall gross leasable area (in square feet)	239,718	189,170	26.7%
Occupancy	92.1%	92.3%	(0.2	)pts
Base rent per square foot	$150	$148	1.4%
Tenant sales per square foot	$4,356	$3,386	28.6%
The Shoppes at Sands Cotai Central(3)
Total mall revenues	$16,074	$—	—%
Total mall expenses(1)	$3,711	$—	—%
Mall gross leasable area (in square feet)	210,143	—	—%
Occupancy	100.0%	—%	—	pts
Base rent per square foot	$112	$—	—%
Singapore Operations:
The Shoppes at Marina Bay Sands

	Year Ended December 31,
	2012	2011	Change
	(Mall revenues and expenses in thousands)
Total mall revenues	$156,319	$137,765	13.5%
Total mall expenses(1)	$34,756	$26,970	28.9%
Mall gross leasable area (in square feet)	637,980	629,428	1.4%
Occupancy	96.0%	95.3%	0.7	pts
Base rent per square foot	$215	$186	15.6%
Tenant sales per square foot	$1,393	$1,231	13.2%
U.S. Operations:
The Outlets at Sands Bethlehem(4)
Total mall revenues	$1,535	$194	691.2%
Total mall expenses(1)	$1,433	$361	297.0%
Mall gross leasable area (in square feet)	129,216	129,216	—%
Occupancy	71.3%	24.1%	47.2	pts

(1)

Mall expenses consist of common area maintenance, management fees and other direct operating expenses, but exclude depreciation and amortization, certain general and administrative costs (including property taxes) and provision for doubtful accounts, which are presented separately in our consolidated statements of operations. Other mall operating companies may use different methodologies for deriving mall expenses, and accordingly, our mall expenses may not be comparable to other mall operating companies.

(2)	In November 2012, The Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in an additional 51,000 square feet of gross leasable space.
(3)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(4)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Outlets at Sands Bethlehem began in November 2011.

Convention, retail and other revenues decreased $4.3 million compared to the year ended December 31, 2011. The decrease was primarily due to a $15.4 million decrease at Marina Bay Sands, driven by a decrease in entertainment revenue primarily due to the closing of a show at the property, partially offset by $8.7 million of revenues at Sands Cotai Central.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$5,128,036	$4,007,887	27.9%
Rooms	237,303	210,052	13.0%
Food and beverage	331,210	307,446	7.7%
Mall	68,763	59,183	16.2%
Convention, retail and other	304,263	338,109	(10.0)%
Provision for doubtful accounts	239,332	150,456	59.1%
General and administrative	1,061,935	836,924	26.9%
Corporate	207,030	185,694	11.5%
Pre-opening	143,795	65,825	118.5%
Development	19,958	11,309	76.5%
Depreciation and amortization	892,046	794,404	12.3%
Amortization of leasehold interests in land	40,165	43,366	(7.4)%
Impairment loss	143,674	—	—%
Loss on disposal of assets	2,240	10,203	(78.0)%

Total operating expenses	$8,819,750	$7,020,858	25.6%

Operating expenses were $8.82 billion for the year ended December 31, 2012, an increase of $1.80 billion compared to $7.02 billion for the year ended December 31, 2011. The increase in operating expenses was primarily attributable to the opening of Sands Cotai Central, an increase in casino activity at our other Macao operating properties and $143.7 million in impairment charges.

Casino expenses increased $1.12 billion compared to the year ended December 31, 2011. Of the increase, $788.9 million was due to the 39% gross win tax on increased casino revenue across all of our Macao properties, as well as $185.5 million of additional casino expenses attributable to Sands Cotai Central.

Rooms and food and beverage expenses increased $27.3 million and $23.8 million, respectively, compared to the year ended December 31, 2011. These increases were primarily attributable to the opening of Sands Cotai Central.

Convention, retail and other expenses decreased $33.8 million compared to the year ended December 31, 2011. The decrease was primarily due to decreases of $25.7 million and $14.3 million at Marina Bay Sands and The Venetian Macao, respectively, driven by a decrease in entertainment expense due to the closure of certain shows, partially offset by $7.1 million of expenses at Sands Cotai Central.

The provision for doubtful accounts was $239.3 million for the year ended December 31, 2012, compared to $150.5 million for the year ended December 31, 2011. The increase was primarily due to increases of $57.3 million and $18.1 million at Marina Bay Sands and our Macao operating properties, respectively, driven by increases in casino accounts receivable related to credit extended, as well as increases to provisions for specific customers. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $225.0 million compared to the year ended December 31, 2011. The increase was primarily attributable to $103.9 million of expenses at Sands Cotai Central and increases of $61.6 million at Marina Bay Sands, primarily driven by an increase in property taxes, and $29.7 million at The Venetian Macao.

Corporate expense increased $21.3 million compared to the year ended December 31, 2011, primarily driven by an increase in legal fees.

Pre-opening expenses were $143.8 million for the year ended December 31, 2012, compared to $65.8 million for the year ended December 31, 2011. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the years ended December 31, 2012 and 2011, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $97.6 million compared to the year ended December 31, 2011. The increase was primarily attributable to $107.8 million of expenses at Sands Cotai Central, partially offset by decreases at our other Macao operating properties due to certain assets being fully depreciated.

Impairment loss was $143.7 million for the year ended December 31, 2012, consisting primarily of a $100.7 million write-off of capitalized construction costs related to our Cotai Strip parcels 7 and 8 in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Property and Equipment, Net”).

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

	Year Ended December 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,143,245	$1,022,778	11.8%
Sands Macao	350,639	351,877	(0.4)%
Four Seasons Macao	288,170	217,923	32.2%
Sands Cotai Central	213,476	—	—%
Other Asia	(15,950)	(15,143)	(5.3)%

	1,979,580	1,577,435	25.5%
Marina Bay Sands	1,366,245	1,530,623	(10.7)%
United States:
Las Vegas Operating Properties	331,182	333,295	(0.6)%
Sands Bethlehem	114,055	90,802	25.6%

	445,237	424,097	5.0%

Total adjusted property EBITDA	$3,791,062	$3,532,155	7.3%

Adjusted property EBITDA at our Macao operations increased $402.1 million compared to the year ended December 31, 2011. The increase was primarily attributable to $213.5 million in adjusted property EBITDA generated at Sands Cotai Central and increases of $120.5 million and $70.2 million at The Venetian Macao and Four Seasons Macao, respectively, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands decreased $164.4 million compared to the year ended December 31, 2011. The decrease was primarily attributable to a $35.7 million decrease in net revenues and increases of $61.6 million and $57.3 million in general and administrative expenses and provision for doubtful accounts, respectively.

Adjusted property EBITDA at our Las Vegas Operating Properties remained relatively unchanged compared to the year ended December 31, 2011. Net revenues increased $40.4 million (excluding intersegment royalty revenue), but was offset by increases of $22.8 million, $14.5 million and $14.5 million in casino expenses, general and administrative expenses and provision for doubtful accounts, respectively.

Adjusted property EBITDA at Sands Bethlehem increased $23.3 million compared to the year ended December 31, 2011. The increase was primarily attributable to a $70.6 million increase in net revenues, driven by an increase in casino activity, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$292,790	$402,076
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15,123	8,013
Less — capitalized interest	(49,349)	(127,140)

Interest expense, net	$258,564	$282,949

Cash paid for interest	$258,440	$373,923
Weighted average total debt balance	$9,772,201	$10,097,474
Weighted average interest rate	3.0%	4.0%

Interest cost decreased $109.3 million compared to the year ended December 31, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $77.8 million compared to the year ended December 31, 2011, primarily due to the completion of phases I and IIA of Sands Cotai Central in April and September 2012, respectively.

Other Factors Effecting Earnings

Other income was $5.7 million for the year ended December 31, 2012, compared to other expense of $4.0 million for the year ended December 31, 2011. The income during the year ended December 31, 2012, was primarily due to a $6.6 million foreign exchange gain related to the dissolution of one of our wholly owned foreign subsidiaries, partially offset by decreases in the fair value of our interest rate cap agreements in Macao and Singapore.

The loss on modification or early retirement of debt was $19.2 million for the year ended December 31, 2012, and was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Singapore Credit Facility”).

Our effective income tax rate was 8.8% for the year ended December 31, 2012, compared to 10.1% for the year ended December 31, 2011. The effective income tax rate for the years ended December 31, 2012 and 2011, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. During July 2012, we requested an additional 5-year income tax exemption. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $357.7 million for the year ended December 31, 2012, compared to $323.0 million for the year ended December 31, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

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

Casino revenues increased $1.90 billion compared to the year ended December 31, 2010. The increase was primarily due to a $1.30 billion increase at the Marina Bay Sands and a $576.5 million increase at our Macao operations, primarily driven by an increase in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2011	2010	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,430,144	$2,086,668	16.5%
Non-Rolling Chip drop	$4,178,865	$3,737,693	11.8%
Non-Rolling Chip win percentage	27.3%	26.2%	1.1	pts
Rolling Chip volume	$52,016,771	$42,650,092	22.0%
Rolling Chip win percentage	2.95%	3.07%	(0.12	)pts
Slot handle	$3,564,612	$2,926,606	21.8%
Slot hold percentage	6.4%	7.1%	(0.7	)pts
Sands Macao
Total casino revenues	$1,251,084	$1,168,117	7.1%
Non-Rolling Chip drop	$2,811,966	$2,512,122	11.9%
Non-Rolling Chip win percentage	20.5%	20.3%	0.2	pts
Rolling Chip volume	$31,537,280	$27,415,476	15.0%
Rolling Chip win percentage	2.79%	3.06%	(0.27	)pts
Slot handle	$2,055,911	$1,599,199	28.6%
Slot hold percentage	5.5%	5.9%	(0.4	)pts
Four Seasons Macao
Total casino revenues	$583,476	$433,424	34.6%
Non-Rolling Chip drop	$388,290	$391,554	(0.8)%
Non-Rolling Chip win percentage	40.3%	29.0%	11.3	pts
Rolling Chip volume	$18,983,716	$17,890,832	6.1%
Rolling Chip win percentage	2.88%	2.56%	0.32	pts

	Year Ended December 31,
	2011	2010	Change
	(Dollars in thousands)
Slot handle	$833,525	$510,392	63.3%
Slot hold percentage	5.7%	5.9%	(0.2	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,364,922	$1,062,386	122.6%
Non-Rolling Chip drop	$4,445,232	$2,372,451	87.4%
Non-Rolling Chip win percentage	23.0%	22.2%	0.8	pts
Rolling Chip volume	$49,843,694	$22,277,677	123.7%
Rolling Chip win percentage	2.88%	2.74%	0.14	pts
Slot handle	$9,959,670	$3,676,402	170.9%
Slot hold percentage	5.3%	5.8%	(0.5	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$430,758	$496,637	(13.3)%
Table games drop	$1,967,258	$1,904,004	3.3%
Table games win percentage	17.9%	18.8%	(0.9	)pts
Slot handle	$1,829,923	$2,549,722	(28.2)%
Slot hold percentage	8.7%	7.9%	0.8	pts
Sands Bethlehem
Total casino revenues	$376,618	$285,856	31.8%
Table games drop	$653,203	$174,587	274.1%
Table games win percentage	14.8%	13.9%	0.9	pts
Slot handle	$3,773,734	$3,644,250	3.6%
Slot hold percentage	7.2%	7.1%	0.1	pts

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

	Year Ended December 31,
	2011	2010	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$220,116	$199,277	10.5%
Occupancy rate	91.4%	90.9%	0.5	pts
Average daily room rate	$232	$213	8.9%
Revenue per available room	$212	$194	9.3%
Sands Macao
Total room revenues	$23,820	$24,495	(2.8)%
Occupancy rate	90.5%	93.2%	(2.7	)pts
Average daily room rate	$251	$251	—%
Revenue per available room	$227	$234	(3.0)%
Four Seasons Macao
Total room revenues	$32,233	$29,675	8.6%
Occupancy rate	69.9%	70.8%	(0.9	)pts
Average daily room rate	$334	$309	8.1%
Revenue per available room	$234	$219	6.8%
Singapore Operations:
Marina Bay Sands

	Year Ended December 31,
	2011	2010	Change
	(Room revenues in thousands)
Total room revenues	$268,480	$98,594	172.3%
Occupancy rate	93.6%	73.4%	20.2	pts
Average daily room rate	$311	$250	24.4%
Revenue per available room	$291	$184	58.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$450,487	$445,458	1.1%
Occupancy rate	88.6%	90.7%	(2.1	)pts
Average daily room rate	$199	$191	4.2%
Revenue per available room	$177	$173	2.3%
Sands Bethlehem
Total room revenues	$4,899	$—	—%
Occupancy rate	50.5%	—%	—	pts
Average daily room rate	$162	$—	—%
Revenue per available room	$82	$—	—%

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

Mall revenues increased $138.5 million compared to the year ended December 31, 2010. The increase was primarily attributable to a $90.9 million increase at the Marina Bay Sands, as well as increases of $24.3 million and $23.1 million at Four Seasons Macao and The Venetian Macao, respectively, primarily due to higher overage rent. The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2011	2010	Change
	(Mall revenues and expenses in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$121,191	$98,117	23.5%
Total mall expenses(1)	$25,457	$25,416	0.2%
Mall gross leasable area (in square feet)	817,251	835,866	(2.2)%
Occupancy	90.0%	89.3%	0.7	pts
Base rent per square foot	$131	$117	12.0%
Tenant sales per square foot	$1,087	$738	47.3%
The Shoppes at Four Seasons
Total mall revenues	$65,973	$41,684	58.3%
Total mall expenses(1)	$6,395	$6,478	(1.3)%
Mall gross leasable area (in square feet)	189,170	192,838	(1.9)%
Occupancy	92.3%	93.7%	(1.4	)pts
Base rent per square foot	$148	$151	(2.0)%
Tenant sales per square foot	$3,386	$1,976	71.4%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$137,765	$46,816	194.3%
Total mall expenses(1)	$26,970	$11,877	127.1%
Mall gross leasable area (in square feet)	629,428	618,162	1.8%
Occupancy	95.3%	62.2%	33.1	pts
Base rent per square foot	$186	$157	18.5%
Tenant sales per square foot(2)	$1,231	$—	—%
U.S. Operations:
The Outlets at Sands Bethlehem(3)
Total mall revenues	$194	$—	—%
Total mall expenses(1)	$361	$—	—%
Mall gross leasable area (in square feet)	129,216	—	—%

(1)

Mall expenses consist of common area maintenance, management fees and other direct operating expenses, but exclude depreciation and amortization, certain general and administrative costs (including property taxes) and provision for doubtful accounts, which are presented separately in our consolidated statements of operations. Other mall operating companies may use different methodologies for deriving mall expenses, and accordingly, our mall expenses may not be comparable to other mall operating companies.

(2)	The Shoppes at Marina Bay Sands opened in April 2010.
(3)

Occupancy, base rent per square foot and tenant sales per square foot are excluded from the table as The Outlets at Sands Bethlehem was only partially open as of December 31, 2011, due to its progressive opening beginning in November 2011.

Convention, retail and other revenues increased $147.2 million compared to the year ended December 31, 2010. The increase was primarily due to an $86.8 million increase at the Marina Bay Sands and a $37.5 million increase in Other Asia driven by our ferry operations.

Operating Expenses

The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2011	2010	Percent Change
	(Dollars in thousands)
Casino	$4,007,887	$3,249,227	23.3%
Rooms	210,052	143,326	46.6%
Food and beverage	307,446	207,956	47.8%
Mall	59,183	43,771	35.2%
Convention, retail and other	338,109	230,907	46.4%
Provision for doubtful accounts	150,456	97,762	53.9%
General and administrative	836,924	683,298	22.5%
Corporate	185,694	108,848	70.6%
Pre-opening	65,825	114,833	(42.7)%
Development	11,309	1,783	534.3%
Depreciation and amortization	794,404	694,971	14.3%
Amortization of leasehold interests in land	43,366	41,302	5.0%
Impairment loss	—	16,057	—%
Loss on disposal of assets	10,203	38,555	(73.5)%

Total operating expenses	$7,020,858	$5,672,596	23.8%

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

The loss on modification or early retirement of debt was $22.6 million for the year ended December 31, 2011, and was primarily due to the refinancing of our VML and VOL credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Macao Related Debt”).

Our effective income tax rate was 10.1% for the year ended December 31, 2011, compared to 8.7% for the year ended December 31, 2010. The effective income tax rate for the years ended December 31, 2011 and 2010, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in 2013. During July 2012, we requested an additional 5-year income tax exemption. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

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

Macao

We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), hotel and shopping mall. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities and have capitalized costs of $118.9 million, including the land premium (net of amortization), as of December 31, 2012. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.

As of December 31, 2012, we have capitalized an aggregate of $8.43 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our $3.7 billion Macao credit facility that was completed in November 2011 (the “2011 VML Credit Facility,” see “— Liquidity and Capital Resources — Development Financing Strategy” for further disclosure), we will need to arrange additional financing to fund the balance of our Cotai Strip developments on terms suitable to us.

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

Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. We expect to apply for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $3.96 billion or $118.9 million in capitalized construction costs and land premiums (net of amortization), as of December 31, 2012, related to Sands Cotai Central and The Parisian Macao, respectively.

United States

We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of December 31, 2012, we have capitalized construction costs of $178.9 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash generated from operating activities	$3,057,757	$2,662,496	$1,870,151
Cash flows from investing activities:
Change in restricted cash and cash equivalents	693	804,394	(688,266)
Capital expenditures	(1,449,234)	(1,508,493)	(2,023,981)
Proceeds from disposal of property and equipment	2,909	6,093	49,735
Acquisition of intangible assets	—	(100)	(45,303)
Purchases of investments	—	—	(173,774)
Proceeds from investments	—	—	173,774

Net cash used in investing activities	(1,445,632)	(698,106)	(2,707,815)

Cash flows from financing activities:
Proceeds from exercise of stock options	46,240	25,505	16,455

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds from exercise of warrants	528,908	12,512	225,514
Dividends paid	(3,442,312)	(75,297)	(93,400)
Distributions to noncontrolling interests	(10,466)	(10,388)	—
Deemed distribution to Principal Stockholder	(18,576)	—	—
Proceeds from long-term debt	4,351,486	3,201,535	1,397,293
Repayments of long-term debt	(4,399,698)	(3,300,310)	(2,600,875)
Repurchases and redemption of preferred stock	—	(845,321)	—
Payments of preferred stock inducement premium	—	(16,871)	(6,579)
Payments of deferred financing costs	(100,888)	(84,826)	(65,965)

Net cash used in financing activities	(3,045,306)	(1,093,461)	(1,127,557)

Effect of exchange rate on cash	43,229	(5,292)	46,886

Increase (decrease) in cash and cash equivalents	$(1,389,952)	$865,637	$(1,918,335)

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities increased $395.3 million compared to the year ended December 31, 2011. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.

Cash Flows — Investing Activities

Capital expenditures for the year ended December 31, 2012, totaled $1.45 billion, including $1.05 billion in Macao (primarily for Sands Cotai Central); $156.2 million at our Las Vegas Operating Properties, $119.6 million in Singapore, $22.4 million at Sands Bethlehem; and $100.9 million for corporate and other activities.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $3.05 billion for the year ended December 31, 2012, which was primarily attributable to $3.44 billion in dividend payments, $189.7 million for the redemption of our Senior Notes and repayments of $140.3 million on our ferry financing facility, partially offset by $525.0 million of proceeds from the exercise of warrants by our Principal Stockholder’s family and proceeds of $326.0 million from our 2012 Singapore Revolving Facility.

As of December 31, 2012, we had $677.1 million available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.

Development Financing Strategy

Through December 31, 2012, we have funded our development projects primarily through borrowings from our credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt”), operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). Our Macao credit facility also requires our Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending December 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ending December 31, 2012 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of December 31, 2012, our U.S., Macao and Singapore leverage ratios were 1.2x, 1.6x and 3.0x, respectively, compared to the maximum leverage ratios allowed of 5.0x, 4.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted cash and cash equivalents of approximately $2.51 billion and restricted cash and cash equivalents of approximately $6.5 million as of December 31, 2012, of which approximately $2.25 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.25 billion, approximately $1.65 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the Company’s significant foreign taxes paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We will need to arrange additional financing to fund the balance of our Cotai Strip developments on terms suitable to us, including pursuing approximately $2.0 billion of financing for The Parisian Macao.

In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof, including evaluating strategic alternatives related to our Pennsylvania operations. In November 2011, we completed the $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. In March 2012, we redeemed the outstanding balance of Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the year ended December 31, 2012. In May 2012, we repaid the $131.6 million outstanding balance under our ferry financing and recorded a $1.7 million loss on early retirement of debt during the year ended December 31, 2012. In June 2012, we entered into the SGD 5.1 billion (approximately $4.18 billion at exchange rates in effect on December 31, 2012) 2012 Singapore Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior Singapore credit facility. As a result, we recorded a $13.1 million loss on modification and early retirement of debt during the year ended December 31, 2012. In June 2012, we repaid $400.0 million of indebtedness under the term loans of our U.S. credit facility and recorded a $1.6 million loss on early retirement of debt during the year ended December 31, 2012. In December 2012, we borrowed $400.0 million and $327.6 million from the revolvers under our U.S. and Singapore credit facilities, respectively.

On February 28 and June 22 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $1.20 billion) to SCL shareholders (of which we retained $844.4 million). On January 25, 2013, the Board of Directors of SCL declared a dividend of HKD 0.67 per share (a total of approximately $696.4 million at exchange rates in effect on December 31, 2012, of which we will retain $489.1 million) to SCL shareholders of record on February 19, 2013, which was paid on February 28, 2013. On March 30, June 29, September 28 and December 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program and on December 18, 2012, we paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, we recorded $3.09 billion as a distribution against retained earnings (of which $1.62 billion related to our Principal Stockholder’s family). On January 29, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on March 29, 2013, to shareholders of record on March 21, 2013. We expect this level of dividend to continue quarterly through the remainder of 2013.

On March 2, 2012, our Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of our common stock and paid $525.0 million in cash as settlement of the exercise price.

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2012:

	Payments Due by Period Ending December 31, 2012(11)
	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations(1)
Senior Secured Credit Facility — Term B	$18,314	$647,047	$1,151,116	$—	$1,816,477
Senior Secured Credit Facility — Delayed Draws I and II	70,055	305,148	231,358	—	606,561
Senior Secured Credit Facility — Revolving	—	400,000	—	—	400,000
Airplane Financings	3,688	7,374	59,985	—	71,047
HVAC Equipment Lease(2)	1,573	2,986	2,739	12,416	19,714
U.S. Other	1,616	2,073	—	—	3,689
2011 VML Credit Facility — Term B	—	1,120,537	2,089,302	—	3,209,839
Macao Other	1,848	3,189	2,276	—	7,313
2012 Singapore Credit Facility — Term	—	791,100	2,147,269	828,772	3,767,141
2012 Singapore Credit Facility — Revolving	—	—	327,578	—	327,578
Singapore Other	708	—	—	—	708
Fixed Interest Payments	1,867	2,837	2,122	1,295	8,121
Variable Interest Payments(3)	211,322	367,391	163,147	6,702	748,562
Contractual Obligations
Former Tenants(4)	577	800	800	5,200	7,377
Employment Agreements(5)	11,098	10,195	1,094	—	22,387
Macao Leasehold Interests in Land(6)	49,636	9,362	10,479	81,301	150,778
Mall Leases(7)	8,859	16,926	16,803	91,818	134,406
Macao Annual Premium(8)	38,838	77,676	77,676	174,772	368,962
Parking Lot Lease(9)	1,200	2,400	2,400	103,500	109,500
Other Operating Leases(10)	11,723	9,589	5,517	2,440	29,269

Total	$432,922	$3,776,630	$6,291,661	$1,308,216	$11,809,429

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.
(2)

In July 2009, we entered into a capital lease agreement with our current heating, ventilation and air conditioning (“HVAC”) provider (the “HVAC Equipment Lease”) to provide the operation and maintenance services for the HVAC equipment in Las Vegas. The lease has a 10-year term with a purchase option at the third, fifth, seventh and tenth anniversary dates. We are obligated under the agreement to make monthly payments of approximately $300,000 for the first year with automatic decreases of approximately $14,000 per month on every anniversary date. The HVAC Equipment Lease has been capitalized at the present value of the future minimum lease payments at lease inception.

(3)

Based on December 31, 2012, London Inter-Bank Offered Rate (“LIBOR”) of 0.3%, Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.4% and Singapore Swap Offer Rate (“SOR”) of 0.3% plus the applicable interest rate spread in accordance with the respective debt agreements.

(4)

We are party to tenant lease termination and asset purchase agreements. Under the agreement for The Grand Canal Shoppes sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(5)	We are party to employment agreements with nine of our executive officers, with remaining terms of one to five years.
(6)	We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macao law.
(7)	We are party to certain leaseback agreements for the theater, gondola and certain office and retail space related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo.
(8)

In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2012, the annual premium is approximately $38.8 million payable to the Macao government through the termination of the gaming subconcession in June 2022.

(9)	We are party to a 99-year lease agreement (91 years remaining) for a parking structure located adjacent to The Venetian Las Vegas.
(10)	We are party to certain operating leases for real estate, various equipment and service arrangements.
(11)

As of December 31, 2012, we had a $59.3 million liability related to unrecognized tax benefits; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward- looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•

general economic and business conditions in the U.S. and internationally, which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;

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

Allowance for Doubtful Casino Accounts

We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 31.5%, 33.2% and 72.4% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2012. Our allowance for doubtful casino accounts was 27.7% and 22.2% of gross casino receivables from customers as of December 31, 2012 and 2011, respectively. As the credit extended to our junkets can be offset by the commissions payable to said junkets, the allowance for doubtful accounts related to receivables from junkets is not material. Our allowance for doubtful accounts from our hotel and other receivables is also not material.

Litigation Accrual

We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined that such contingencies are both probable and reasonably estimable.

Property and Equipment

At December 31, 2012, we had net property and equipment of $15.77 billion, representing 71.1% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

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

Indefinite Useful Life Assets

As of December 31, 2012, we had a $50.0 million asset related to our Sands Bethlehem gaming license and a $16.5 million asset related to our Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are assessed regularly to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing our impairment analysis, we first conduct a qualitative assessment to determine whether we believe it is “more-likely-than-not” that the asset is impaired. If, after assessing the qualitative factors, we determine it is “more-likely-than-not” the asset is impaired, we then perform an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.

Our annual indefinite lived intangible asset impairment analysis on our Sands Bethlehem gaming license and table games certificate included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, operating results and projected operating results, and macro-economic and industry conditions. We considered the qualitative factors and determined that it is not “more-likely-than-not” that the indefinite lived intangible assets are impaired. Although we believe the qualitative factors considered in the impairment are reasonable, significant changes in any one of our assumptions could produce a different result. Future changes to our estimates and assumptions based upon changes in operating results, macro-economic factors or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate.

If we determine a quantitative impairment test is to be performed to estimate the fair value of our Sands Bethlehem gaming license and table games certificate, our fair value analysis would be based on expected adjusted property EBITDA, combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which are discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others.

Stock-Based Compensation

Accounting standards regarding share-based payments require the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on our historical volatility or combined with the historical volatilities from a selection of companies from our peer group when there is a lack of our historical information, as is the case for our SCL equity plan. The expected option life is based on the contractual term of the option as well historical exercise and forfeiture behavior. When there is a lack of historical information, as is the case for our SCL equity plan, we use the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The expected dividend yield is based on our estimate of annual dividends expected to be paid at the time of the grant. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company’s equity award plans).

During the years ended December 31, 2012 and 2011, we recorded stock-based compensation expense of $65.4 million and $62.7 million, respectively. As of December 31, 2012, under the 2004 plan there was $31.5 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $38.5 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock units costs are expected to be recognized over a weighted average period of 2.1 years and 2.8 years, respectively.

As of December 31, 2012, under the SCL Equity Plan there was $18.7 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options that are expected to be recognized over a weighted average period of 2.4 years.

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

We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $209.4 million and $179.5 million, as of December 31, 2012 and 2011, respectively, and a valuation allowance on the net deferred tax assets of our U.S. operations of $1.18 billion and $145.7 million as of December 31, 2012 and 2011, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance.

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

Our major tax jurisdictions are the U.S., Macao, and Singapore. In January 2013, the Internal Revenue Service completed through the appeals process its examination of the Company’s U.S. tax returns for years 2005 through 2009. We are subject to examination for years after 2007 in Macao and Singapore and for tax years after 2009 in the U.S.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2012, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
	(In millions)
LIABILITIES
Long-term debt
Fixed rate	$0.9	$0.9	$0.2	$—	$—	$—	$2.0	$2.0
Average interest rate(2)	5.0%	5.0%	5.0%	—%	—%	—%	5.0%
Variable rate	$92.1	$1,521.6	$1,749.6	$4,417.2	$1,589.4	$828.8	$10,198.7	$10,120.4
Average interest rate(2)	2.0%	1.9%	2.0%	2.2%	2.0%	2.0%	2.1%
ASSETS
Cap Agreements(3)	$—	$0.2	$—	$—	$—	$—	$0.2	$0.2

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2012, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $102.3 million.

(3)	As of December 31, 2012, we have 30 interest rate cap agreements with an aggregate fair value of $0.2 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 1.5% per annum to 2.25% per annum based on a specified consolidated leverage. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum.

Foreign currency transaction gains for the year ended December 31, 2012, were $1.1 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2012, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.9 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Las Vegas Sands Corp.

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 1, 2013

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,512,766	$3,902,718
Restricted cash and cash equivalents	4,521	4,828
Accounts receivable, net	1,819,260	1,336,817
Inventories	43,875	34,990
Deferred income taxes, net	2,299	72,192
Prepaid expenses and other	94,793	45,607

Total current assets	4,477,514	5,397,152
Property and equipment, net	15,766,748	15,030,979
Deferred financing costs, net	214,465	173,636
Restricted cash and cash equivalents	1,938	2,315
Deferred income taxes, net	43,280	153
Leasehold interests in land, net	1,458,741	1,390,468
Intangible assets, net	70,618	80,068
Other assets, net	130,348	169,352

Total assets	$22,163,652	$22,244,123

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,498	$104,113
Construction payables	343,372	359,909
Accrued interest payable	15,542	31,668
Other accrued liabilities	1,895,483	1,439,110
Income taxes payable	164,126	108,060
Current maturities of long-term debt	97,802	455,846

Total current liabilities	2,622,823	2,498,706
Other long-term liabilities	133,936	89,445
Deferred income taxes	185,945	205,438
Deferred proceeds from sale of The Shoppes at The Palazzo	267,956	266,992
Deferred gain on sale of The Grand Canal Shoppes	43,880	47,344
Deferred rent from mall transactions	118,435	119,915
Long-term debt	10,132,265	9,577,131

Total liabilities	13,505,240	12,804,971

Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 824,297,756 and 733,249,698 shares issued and outstanding	824	733
Capital in excess of par value	6,237,488	5,610,160
Accumulated other comprehensive income	263,078	94,104
Retained earnings	560,452	2,145,692

Total Las Vegas Sands Corp. stockholders’ equity	7,061,842	7,850,689
Noncontrolling interests	1,596,570	1,588,463

Total equity	8,658,412	9,439,152

Total liabilities and equity	$22,163,652	$22,244,123

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues:
Casino	$9,008,158	$7,437,002	$5,533,088
Rooms	1,154,024	1,000,035	797,499
Food and beverage	628,528	598,823	446,558
Mall	396,927	325,123	186,617
Convention, retail and other	497,032	501,351	354,175

	11,684,669	9,862,334	7,317,937
Less — promotional allowances	(553,537)	(451,589)	(464,755)

Net revenues	11,131,132	9,410,745	6,853,182

Operating expenses:
Casino	5,128,036	4,007,887	3,249,227
Rooms	237,303	210,052	143,326
Food and beverage	331,210	307,446	207,956
Mall	68,763	59,183	43,771
Convention, retail and other	304,263	338,109	230,907
Provision for doubtful accounts	239,332	150,456	97,762
General and administrative	1,061,935	836,924	683,298
Corporate	207,030	185,694	108,848
Pre-opening	143,795	65,825	114,833
Development	19,958	11,309	1,783
Depreciation and amortization	892,046	794,404	694,971
Amortization of leasehold interests in land	40,165	43,366	41,302
Impairment loss	143,674	—	16,057
Loss on disposal of assets	2,240	10,203	38,555

	8,819,750	7,020,858	5,672,596

Operating income	2,311,382	2,389,887	1,180,586
Other income (expense):
Interest income	23,252	14,394	8,947
Interest expense, net of amounts capitalized	(258,564)	(282,949)	(306,813)
Other income (expense)	5,740	(3,955)	(8,260)
Loss on modification or early retirement of debt	(19,234)	(22,554)	(18,555)

Income before income taxes	2,062,576	2,094,823	855,905
Income tax expense	(180,763)	(211,704)	(74,302)

Net income	1,881,813	1,883,119	781,603
Net income attributable to noncontrolling interests	(357,720)	(322,996)	(182,209)

Net income attributable to Las Vegas Sands Corp.	1,524,093	1,560,123	599,394
Preferred stock dividends	—	(63,924)	(92,807)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	(80,975)	(92,545)
Preferred stock inducement, repurchase and redemption premiums	—	(145,716)	(6,579)

Net income attributable to common stockholders	$1,524,093	$1,269,508	$407,463

Earnings per share:
Basic	$1.89	$1.74	$0.61

Diluted	$1.85	$1.56	$0.51

Weighted average shares outstanding:
Basic	806,395,660	728,343,428	667,463,535

Diluted	824,556,036	811,816,687	791,760,624

Dividends declared per common share	$3.75	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$1,881,813	$1,883,119	$781,603
Currency translation adjustment, net of reclassification adjustment	172,788	(32,793)	98,518

Total comprehensive income	2,054,601	1,850,326	880,121
Comprehensive income attributable to noncontrolling interests	(361,534)	(325,618)	(177,956)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,693,067	$1,524,708	$702,165

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholder’s Equity
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands)
Balance at January 1, 2010	$234,607	$660	$5,114,851	$26,748	$473,833	$1,089,888	$6,940,587
Net income	—	—	—	—	599,394	182,209	781,603
Currency translation adjustment	—	—	—	102,771	—	(4,253)	98,518
Exercise of stock options	—	2	16,453	—	—	—	16,455
Tax shortfall from stock-based compensation	—	—	(195)	—	—	—	(195)
Stock-based compensation	—	—	58,120	—	—	2,698	60,818
Exercise of warrants	(27,251)	46	252,719	—	—	—	225,514
Acquisition of remaining shares of noncontrolling interest	—	—	2,345	—	—	(2,345)	—
Deemed contribution from Principal Stockholder	—	—	412	—	—	—	412
Dividends declared, net of amounts previously accrued	—	—	—	—	(86,546)	—	(86,546)
Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	—	—	—	—	(6,854)	—	(6,854)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(92,545)	—	(92,545)
Preferred stock inducement premium	—	—	—	—	(6,579)	—	(6,579)

Balance at December 31, 2010	207,356	708	5,444,705	129,519	880,703	1,268,197	7,931,188
Net income	—	—	—	—	1,560,123	322,996	1,883,119
Currency translation adjustment	—	—	—	(35,415)	—	2,622	(32,793)
Exercise of stock options	—	2	24,223	—	—	1,280	25,505
Stock-based compensation	—	—	60,363	—	—	2,927	63,290
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	(68,380)	22	80,870	—	—	—	12,512
Disposition of interest in majority owned subsidiary	—	—	—	—	—	829	829
Repurchase and redemption of preferred stock	(138,976)	—	—	—	(128,845)	—	(267,821)
Dividends declared, net of amounts previously accrued	—	—	—	—	(68,443)	—	(68,443)
Distributions to noncontrolling interests	—	—	—	—	—	(10,388)	(10,388)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	(80,975)	—	(80,975)
Preferred stock inducement premium	—	—	—	—	(16,871)	—	(16,871)

Balance at December 31, 2011	—	733	5,610,160	94,104	2,145,692	1,588,463	9,439,152
Net income	—	—	—	—	1,524,093	357,720	1,881,813
Currency translation adjustment, net of reclassification adjustment	—	—	—	168,974	—	3,814	172,788
Exercise of stock options	—	2	40,038	—	—	6,200	46,240
Stock-based compensation	—	—	63,102	—	—	3,264	66,366
Issuance of restricted stock	—	1	(1)	—	—	—	—
Exercise of warrants	—	88	528,820	—	—	—	528,908
Acquisition of remaining shares of noncontrolling interest	—	—	(4,631)	—	—	4,631	—
Dividends declared	—	—	—	—	(3,090,757)	(357,056)	(3,447,813)
Distributions to noncontrolling interests	—	—	—	—	—	(10,466)	(10,466)
Deemed distribution to Principal Stockholder	—	—	—	—	(18,576)	—	(18,576)

Balance at December 31, 2012	$—	$824	$6,237,488	$263,078	$560,452	$1,596,570	$8,658,412

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$1,881,813	$1,883,119	$781,603
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	892,046	794,404	694,971
Amortization of leasehold interests in land	40,165	43,366	41,302
Amortization of deferred financing costs and original issue discount	50,476	47,188	41,594
Amortization of deferred gain and rent	(4,944)	(8,418)	(5,160)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	1,732	1,513	—
Loss on modification or early retirement of debt	16,313	19,595	3,756
Impairment and loss on disposal of assets	145,914	10,203	54,612
Stock-based compensation expense	65,428	62,714	58,021
Provision for doubtful accounts	239,332	150,456	97,762
Foreign exchange (gain) loss	(2,799)	(176)	6,819
Deferred income taxes	5,188	90,927	99,536
Non-cash contribution from Principal Stockholder included in corporate expense	—	—	412
Changes in operating assets and liabilities:
Accounts receivable	(675,461)	(789,163)	(332,924)
Inventories	(8,355)	(2,841)	(4,941)
Prepaid expenses and other	(32,995)	13,354	(17,024)
Leasehold interests in land	(45,542)	(43,327)	(50,810)
Accounts payable	788	(9,565)	29,270
Accrued interest payable	(17,005)	(10,917)	23,091
Income taxes payable	47,309	111,920	—
Other accrued liabilities	458,354	298,144	348,261

Net cash generated from operating activities	3,057,757	2,662,496	1,870,151

Cash flows from investing activities:
Change in restricted cash and cash equivalents	693	804,394	(688,266)
Capital expenditures	(1,449,234)	(1,508,493)	(2,023,981)
Proceeds from disposal of property and equipment	2,909	6,093	49,735
Acquisition of intangible assets	—	(100)	(45,303)
Purchases of investments	—	—	(173,774)
Proceeds from investments	—	—	173,774

Net cash used in investing activities	(1,445,632)	(698,106)	(2,707,815)

Cash flows from financing activities:
Proceeds from exercise of stock options	46,240	25,505	16,455
Proceeds from exercise of warrants	528,908	12,512	225,514
Dividends paid	(3,442,312)	(75,297)	(93,400)
Distributions to noncontrolling interests	(10,466)	(10,388)	—
Deemed distribution to Principal Stockholder	(18,576)	—	—
Proceeds from long-term debt (Note 8)	4,351,486	3,201,535	1,397,293
Repayments of long-term debt (Note 8)	(4,399,698)	(3,300,310)	(2,600,875)
Repurchases and redemption of preferred stock	—	(845,321)	—
Payments of preferred stock inducement premium	—	(16,871)	(6,579)
Payments of deferred financing costs	(100,888)	(84,826)	(65,965)

Net cash used in financing activities	(3,045,306)	(1,093,461)	(1,127,557)

Effect of exchange rate on cash	43,229	(5,292)	46,886

Increase (decrease) in cash and cash equivalents	(1,389,952)	865,637	(1,918,335)
Cash and cash equivalents at beginning of year	3,902,718	3,037,081	4,955,416

Cash and cash equivalents at end of year	$2,512,766	$3,902,718	$3,037,081

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$209,091	$246,783	$237,232

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash payments for taxes, net of refunds	$115,045	$(5,423)	$1,285

Changes in construction payables	$(16,537)	$(157,072)	$(261,790)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$938	$576	$2,797

Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$5,501	$—	$—

Property and equipment acquired under capital lease	$10,109	$—	$3,431

Acquisition of remaining shares of noncontrolling interest	$4,631	$—	$2,345

Disposition of interest in majority owned subsidiary	$—	$829	$—

Accumulated but undeclared dividend requirement on preferred stock issued to Principal Stockholder’s family	$—	$—	$6,854

Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$—	$80,975	$92,545

Warrants exercised and settled through tendering of preferred stock	$—	$68,380	$27,251

Property and equipment transferred to leasehold interest in land as part of lease transaction	$—	$—	$107,879

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

Operations

Macao

The Company currently owns 70.2% of SCL, which includes the operations of The Venetian Macao, Four Seasons Macao, Sands Macao, Sands Cotai Central and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.

The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.

The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao and located on parcel 2, the “Four Seasons Macao”), which features approximately 108,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and expects to monetize units within the Four Seasons Apartments after the necessary government approvals are obtained and future demand warrants it.

The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 249,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.

In April and September 2012, the Company opened phases I and IIA, respectively, of its Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA, includes the first hotel tower on parcel 6, which features approximately 1,800 rooms managed by Sheraton International Inc. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB, which opened on January 28, 2013, consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater. Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of December 31, 2012, the Company has capitalized costs of $3.96 billion for the entire project, including the land premium (net of amortization) and $191.7 million in outstanding construction payables.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

United States

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and enclosed retail, dining and entertainment complexes located within The Venetian Las Vegas (“The Grand Canal Shoppes”) and The Palazzo (“The Shoppes at The Palazzo”), both of which were sold to GGP Limited Partnership (“GGP”, see “— Note 12 — Mall Sales”).

Pennsylvania

The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower, which opened in May 2011; a 150,000-square-foot retail facility, with a progressive opening that began in November 2011; an arts and cultural center; and a 50,000-square-foot multipurpose event center, which opened in May 2012. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.

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

Macao

The Company submitted plans to the Macao government for The Parisian Macao (formerly referred to as parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), hotel and shopping mall. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company had commenced construction activities and has capitalized costs of $118.9 million, including the land premium (net of amortization), as of December 31, 2012. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.

Under the Company’s land concession for Sands Cotai Central, the Company is required to complete the development by May 2014. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. The Company expects to apply for an extension from the Macao government to complete Sands Cotai Central, as the Company will be unable to meet the May 2014 deadline. Should the Company determine that it is unable to complete The Parisian Macao by April 2016, the Company would then also expect to apply for an extension from the Macao government. If the Company is unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $3.96 billion or $118.9 million in capitalized construction costs and land premiums (net of amortization), as of December 31, 2012, related to Sands Cotai Central and The Parisian Macao, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of December 31, 2012, the Company has capitalized construction costs of $178.9 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

Development Financing Strategy

Through December 31, 2012, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). The Company’s Macao facility also requires the Company’s Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending December 31, 2012 through June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The Singapore credit facility (the “2012 Singapore Credit Facility”) requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending December 31, 2012 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted cash and cash equivalents of approximately $2.51 billion and restricted cash and cash equivalents of $6.5 million as of December 31, 2012. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company will need to arrange additional financing to fund the balance of its Cotai Strip developments on terms suitable to the Company, including pursuing approximately $2.0 billion of financing for The Parisian Macao. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof, including evaluating strategic alternatives related to the Company’s Pennsylvania operations. In June 2012, the Company entered into its 5.1 billion Singapore dollar (“SGD,” approximately $4.18 billion at exchange rates in effect on December 31, 2012) 2012 Singapore Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior Singapore credit facility (see “— Note 8 — Long-term Debt — 2012 Singapore Credit Facility”).

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2012 and 2011, the Company’s joint ventures had total assets of $94.5 million and $108.4 million, respectively, and total liabilities of $95.8 million and $104.3 million, respectively.

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

Accounts Receivable and Credit Risk

Accounts receivable are comprised of casino, hotel and other receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to its junkets in Macao, which receivables can be offset against commissions payable to the respective junkets. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in foreign countries could affect the collectability of receivables from customers and junkets residing in these countries.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

To estimate the undiscounted cash flows of the Company’s asset groups, the Company considers all potential cash flow scenarios, which are probability weighted based on management’s estimates given current conditions. Determining the recoverability of the Company’s asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, probability weighting of potential scenarios, costs to complete construction for assets under development, growth rates and future market conditions, among others. Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management’s intentions may result in future changes to the recoverability of these asset groups.

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

During the year ended December 31, 2012, the Company recognized an impairment loss of $143.7 million primarily related to $100.7 million of capitalized construction costs related to the Company’s former Cotai Strip development (referred to as parcels 7 and 8) and a $42.9 million impairment due to the termination of ZAiA at The Venetian Macao. No assets were impaired during the year ended December 31, 2011. During the year ended December 31, 2010, the Company recognized an impairment loss of $16.1 million related to equipment disposed of in Macao.

Capitalized Interest and Internal Costs

Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2012, 2011 and 2010, the Company capitalized interest expense of $49.3 million, $127.1 million and $106.1 million, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company capitalized approximately $20.3 million, $19.8 million and $45.1 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

Deferred Financing Costs and Original Issue Discounts

Deferred financing costs and original issue discounts are amortized to interest expense based on the terms of the related debt instruments using the effective interest method.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leasehold Interests in Land

Leasehold interests in land represent payments made for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.

Indefinite Useful Life Assets

Assets with indefinite useful lives are regularly assessed to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing the impairment analysis, the Company first conducts a qualitative assessment to determine whether it is “more-likely-than-not” that the asset is impaired. If, after assessing the qualitative factors, it is determined that it is “more-likely-than-not” that the asset is impaired, the Company then performs an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.

As of December 31, 2012, the Company had assets of $50.0 million and $16.5 million related to its Sands Bethlehem gaming license and table games certificate, respectively, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. For the year ended December 31, 2012, the annual impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, current year and projected operating results, and macro-economic and industry conditions. The Company considered the qualitative factors and determined that it was not “more-likely-than-not” that the indefinite lived intangible assets were impaired. For the years ended December 31, 2011 and 2010, a quantitative analysis was performed and the fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property EBITDA (as defined in “— Note 17 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others.

Although the Company believes the qualitative factors considered in the impairment are reasonable, significant changes in any one of the assumptions could produce a different result. Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate. No impairment charge related to these assets was recorded for the years ended December 31, 2012, 2011 and 2010.

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

In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rooms	$256,738	$182,831	$230,594
Food and beverage	185,292	169,576	141,925
Convention, retail and other	111,507	99,182	92,236

	$553,537	$451,589	$464,755

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rooms	$62,201	$38,038	$55,433
Food and beverage	140,403	119,238	91,215
Convention, retail and other	73,106	75,600	74,160

	$275,710	$232,876	$220,808

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $3.53 billion, $2.72 billion and $2.19 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

Frequent Players Program

The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points primarily based on gaming activity and such points can be redeemed for cash, free play and other free goods and services. The Company accrues for club points expected to be redeemed for cash and free play as a reduction to gaming revenue and accrues for club points expected to be redeemed for free goods and services primarily as casino expense. The accruals are based on estimates and assumptions regarding the mix of cash, free play and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals.

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

Advertising Costs

Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $97.8 million, $51.2 million and $54.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. The balance of accumulated other comprehensive income consisted solely of foreign currency translation adjustments. During the year ended December 31, 2012, a $6.6 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income and comprehensive income to net income. This amount is included in other income (expense) in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	806,395,660	728,343,428	667,463,535
Potential dilution from stock options, warrants and restricted stock and stock units	18,160,376	83,473,259	124,297,089

Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	824,556,036	811,816,687	791,760,624

Antidilutive stock options excluded from the calculation of diluted earnings per share	4,700,981	5,493,706	9,848,266

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

Accounting for Derivative Instruments and Hedging Activities

Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recent Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance that is intended to align the principles for fair value measurements and the related disclosure requirements under accounting standards generally accepted in the United States of America (“GAAP”) and international financial reporting standards. The guidance was effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance was effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. See the accompanying consolidated statements of comprehensive income for the required presentation.

In July 2012, the FASB issued authoritative guidance that is intended to simplify testing indefinite lived intangible assets other than goodwill for impairment. The revised standard allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite lived intangible assets is necessary. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is “more-likely-than-not” that the asset is impaired. The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company elected to adopt this qualitative approach and applied it to the Company’s annual impairment test for 2012. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 3 — Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	December 31,
	2012	2011
Casino	$2,060,478	$1,381,155
Mall	121,213	94,494
Rooms	81,723	95,937
Other	47,528	40,297

	2,310,942	1,611,883
Less — allowance for doubtful accounts	(491,682)	(275,066)

	$1,819,260	$1,336,817

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 — Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Land and improvements	$515,538	$436,768
Building and improvements	14,414,026	11,456,407
Furniture, fixtures, equipment and leasehold improvements	2,557,071	2,147,326
Transportation	411,671	405,156
Construction in progress	1,824,531	3,677,479

	19,722,837	18,123,136
Less — accumulated depreciation and amortization	(3,956,089)	(3,092,157)

	$15,766,748	$15,030,979

Construction in progress consists of the following (in thousands):

	December 31,
	2012	2011
Sands Cotai Central	$913,432	$2,902,743
Four Seasons Macao (principally the Four Seasons Apartments)	415,367	404,650
The Parisian Macao	59,510	34,492
Other	436,222	335,594

	$1,824,531	$3,677,479

The $436.2 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and The Venetian Macao.

The final purchase price for The Shoppes at The Palazzo was to be determined in accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”) based on net operating income (“NOI”) of The Shoppes at The Palazzo calculated 30 months after the closing date of the sale, as defined under the Amended Agreement (the “Final Purchase Price”) and subject to certain later audit adjustments (see “— Note 12 — Mall Sales — The Shoppes at The Palazzo”). The Company and GGP had entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price and on June 24, 2011, the Company reached a settlement with GGP regarding the Final Purchase Price. Under the terms of the settlement, the Company retained the $295.4 million of proceeds previously received and participates in certain future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $250.8 million (net of $60.6 million of accumulated depreciation) as of December 31, 2012, will continue to be recorded on the Company’s consolidated balance sheet and will continue to be depreciated in the Company’s consolidated statement of operations.

The cost and accumulated depreciation of property and equipment that the Company is leasing to third parties, primarily as part of its mall operations, was $1.01 billion and $154.2 million, respectively, as of December 31, 2012. The cost and accumulated depreciation of property and equipment that the Company is leasing to these third parties was $807.3 million and $112.2 million, respectively, as of December 31, 2011.

The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is $38.8 million and $8.8 million, respectively, as of December 31, 2012. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $29.5 million and $6.0 million, respectively, as of December 31, 2011.

The Company had commenced pre-construction activities on its former Cotai Strip development on parcels 7 and 8. During December 2010, the Company received notice from the Macao government that its application for a land concession for parcels 7 and 8 was not approved and the Company applied to the Chief Executive of Macao for an executive review of the decision. In January 2011, the Company filed a judicial appeal with the Court of Second Instance in Macao. In May 2012, the Company withdrew its appeal and recorded an impairment loss of $100.7 million during the year ended December 31, 2012, related to the capitalized construction costs of its development on parcels 7 and 8.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also recorded a one-time impairment loss of $42.9 million related to the termination of the ZAiA show at The Venetian Macao during the year ended December 31, 2012.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company — Development Projects,” the Company may be required to record an impairment charge related to these developments in the future.

Note 5 — Leasehold Interests in Land, Net

Leasehold interests in land consist of the following (in thousands):

	December 31,
	2012	2011
Marina Bay Sands	$1,125,136	$1,056,942
Sands Cotai Central	191,653	148,393
The Venetian Macao	174,893	172,759
Four Seasons Macao	87,020	86,123
The Parisian Macao	73,916	73,524
Sands Macao	27,572	27,272

	1,680,190	1,565,013
Less — accumulated amortization	(221,449)	(174,545)

	$1,458,741	$1,390,468

The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $40.2 million, $43.4 million and $41.3 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization expense is approximately $38.5 million for each of the next five years and $1.48 billion thereafter at exchange rates in effect on December 31, 2012.

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6; the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located and The Parisian Macao (parcel 3) will be located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as annual rent for the term of the land concessions.

During the year ended December 31, 2012, the Company made payments of 338.2 million patacas (approximately $42.4 million at exchange rates in effect on December 31, 2012) as partial payments of the land premium for Sands Cotai Central. The remaining semi-annual land premium payments for Sands Cotai Central of 184.3 million patacas each (approximately $23.1 million at exchange rates in effect on December 31, 2012) bear interest at 5% per annum and will be paid in 2013.

In addition to the land premium payments for the Macao leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2012, the Company was obligated under its land concessions to make future premium and rental payments as follows (in thousands):

2013	$49,636
2014	4,358
2015	5,004
2016	5,192
2017	5,287
Thereafter	81,301

$150,778

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 — Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	December 31,
	2012	2011
Sands Bethlehem gaming license and certificate	$66,500	$66,500

Marina Bay Sands gaming license	30,710	28,849
Less — accumulated amortization	(27,440)	(16,161)

	3,270	12,688
Trademarks and other	1,139	1,121
Less — accumulated amortization	(291)	(241)

	848	880

Total intangible assets, net	$70,618	$80,068

In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2010, the Company was issued a gaming license from the Singapore Casino Regulatory Authority (the “CRA”) for its gaming operations at Marina Bay Sands, which required payment of a license fee of SGD 37.5 million (approximately $30.7 million at exchange rates in effect on December 31, 2012). This license is being amortized over its three-year term and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA. The Company has filed a renewal application and believes that it meets the renewal requirements as determined by the CRA; however, no assurance can be given that the license renewal will be granted or for what period of time it will be granted.

Amortization expense was $10.0 million, $10.0 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization expense is approximately $3.3 million and $38,000 for the years ending December 31, 2013 and thereafter, respectively.

Note 7 — Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Outstanding gaming chips and tokens	$534,323	$380,907
Taxes and licenses	428,300	358,819
Customer deposits	388,355	254,671
Payroll and related	264,142	230,013
Other accruals	280,363	214,700

	$1,895,483	$1,439,110

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$1,816,477	$2,135,504
Senior Secured Credit Facility — Delayed Draws I and II	606,561	713,089
Senior Secured Credit Facility — Revolving	400,000	—
6.375% Senior Notes (net of original issue discount of $547)	—	189,165
Airplane Financings	71,047	74,734
HVAC Equipment Lease	19,714	21,337
Other	3,689	2,958
Macao Related:
2011 VML Credit Facility	3,209,839	3,206,010
Ferry Financing	—	140,268
Other	7,313	306
Singapore Related:
2012 Singapore Credit Facility — Term	3,767,141	—
2012 Singapore Credit Facility — Revolving	327,578	—
Singapore Credit Facility	—	3,548,162
Other	708	1,444

	10,230,067	10,032,977
Less — current maturities	(97,802)	(455,846)

Total long-term debt	$10,132,265	$9,577,131

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Corporate and U.S. Related Debt

Senior Secured Credit Facility

In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which originally consisted of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term B loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term B loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million may be drawn on a swingline basis (the “Revolving Facility”). In August 2010, the Senior Secured Credit Facility was amended to, among other things, modify certain financial covenants, including increasing the maximum leverage ratio for the quarterly periods through June 30, 2012. As of December 31, 2012, the Company had fully drawn the Delayed Draw I and II Facilities and had $95.6 million of available borrowing capacity under the Extended Revolving Facility (as described below), net of outstanding letters of credit.

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

In addition to the pay down of $1.0 billion of the Extended Term Loans described above, the Company paid down $775.9 million under the Revolving Facility during the year ended December 31, 2010. The Company paid down $400.0 million under the Senior Secured Credit Facility during the year ended December 31, 2012, and recorded a $1.6 million loss on early retirement of debt as a result.

The Extended Term B Facility is now subject to quarterly amortization payments of $3.0 million, which began on September 30, 2012, followed by a balloon payment of $1.14 billion due on November 23, 2016. The Extended Delayed Draw I Facility is now subject to quarterly amortization payments of $0.6 million, which began on September 30, 2012, followed by a balloon payment of $229.6 million due on November 23, 2016. The Extended Delayed Draw II Facility is now subject to quarterly amortization payments of $0.4 million, which began on September 30, 2012, followed by a balloon payment of $169.4 million due on November 23, 2015. The Extended Revolving Facility has no interim amortization payments. On November 7, 2012, the Company permanently reduced the Extended Revolving Facility commitment by $32.5 million to $500.0 million.

The non-extended portions of the Term B and Delayed Draw I Facilities mature on May 23, 2014. The Term B Facility is now subject to quarterly amortization payments of $1.6 million, which began on September 30, 2012, followed by a balloon payment of $621.5 million due on May 23, 2014. The Delayed Draw I Facility is now subject to quarterly amortization payments of $0.3 million, which began on September 30, 2012, followed by a balloon payment of $127.5 million due on May 23, 2014. The Delayed Draw II Facility matures on May 23, 2013, and is now subject to quarterly amortization payments of $0.2 million, which began on September 30, 2012, followed by a balloon payment of $64.4 million due on May 23, 2013. The Company terminated the Revolving Facility in December 2011 and recorded a $0.5 million loss on early retirement as a result.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the Senior Secured Credit Facility, as amended, bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively, and 1.25% per annum and 1.75% per annum for the Extended Revolving Facility and the Extended Term Loans, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively, and 2.25% per annum and 2.75% per annum for the Extended Revolving Facility and Extended Term Loans, respectively. These spreads will be reduced if the Company’s “corporate rating” (as defined in the Senior Secured Credit Facility) is increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group (“S&P”), subject to certain additional conditions (the interest rates were set at 1.8%, 2.0% and 2.8% for the non-extended term loans, Extended Revolving Facility and Extended Term Loans, respectively, as of December 31, 2012). The spread for the Extended Revolving Facility will be further reduced if the Company’s “corporate rating” is increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the Senior Secured Credit Facility was 2.5% and 2.6% during the years ended December 31, 2012 and 2011, respectively.

The Company pays a commitment fee of 0.375% per annum on the undrawn amounts under the Extended Revolving Facility, which will be reduced if certain corporate ratings are achieved, subject to certain additional conditions. The Company also paid a commitment fee equal to 0.375% per annum, 0.75% per annum and 0.5% per annum on the undrawn amounts under the Revolving Facility and Delayed Draw I and II Facilities, respectively.

The Senior Secured Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The Senior Secured Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, minimum ratios of Adjusted EBITDA to interest expense and maximum ratios of net debt outstanding to Adjusted EBITDA. The Senior Secured Credit Facility also contains conditions and events of default customary for such financings. See “— Note 1 — Organization and Business of Company — Development Financing Strategy” for further discussion. As of December 31, 2012, approximately $5.14 billion of net assets of LVSLLC were restricted from being distributed under the terms of the Senior Secured Credit Facility.

Senior Notes

On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% senior notes due 2015 with an original issue discount of $2.3 million. Net proceeds after offering costs and original issue discount were $244.8 million. In June 2005, the senior notes were exchanged for substantially similar senior notes (the “Senior Notes”), which were registered under the federal securities laws. The Senior Notes were set to mature on February 15, 2015. LVSC had the option to redeem all or a portion of the Senior Notes at any time prior to February 15, 2010, at a “make-whole” redemption price. Thereafter, LVSC has the option to redeem all or a portion of the Senior Notes at any time at fixed prices that decline ratably over time. The Senior Notes were senior obligations of LVSC.

During the year ended December 31, 2010, the Company repurchased $60.3 million of the outstanding principal of the Senior Notes and recorded a $3.4 million gain on early retirement of debt in connection with the repurchase. During the year ended December 31, 2011, no Senior Notes were repurchased. In March 2012, the Company redeemed the Senior Notes for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the year ended December 31, 2012.

FF&E Facility

In December 2006, certain of the Company’s subsidiaries, including LVSLLC and VCR, entered into a credit facility agreement to provide up to $142.9 million to finance or refinance the acquisition of certain furniture, fixtures and equipment (“FF&E”) located in The Venetian Las Vegas and The Palazzo. The facility consisted of a $7.9 million funded term loan which proceeds refinanced a prior FF&E loan and a $135.0 million delayed draw term loan. In August 2007, the parties to this facility entered into an amended and restated FF&E credit and guarantee agreement (the “FF&E Facility”) which, among other things, increased the overall size of the delayed draw term loan facility to $167.0 million, repaid the funded term loan under the previous facility and conformed the affirmative and negative covenants and events of default to those set forth in the Senior Secured Credit Facility.

Borrowings under the FF&E Facility bore interest, at the Company’s option, at either an adjusted Eurodollar rate or at a base rate, plus an applicable margin. The initial applicable margin was 1.0% per annum for loans accruing interest at the base rate, and 2.0% per annum for loans accruing interest at the adjusted Eurodollar rate. The applicable margins were to be reduced by 0.25% per annum under certain circumstances similar to those set forth in the Senior Secured Credit Facility. The Company also paid a commitment fee of 0.50% per annum on the undrawn amount of the term delayed draw loan.

In August 2010, the Company repaid the $91.8 million outstanding balance under the FF&E Credit Facility and incurred a $0.5 million loss on early retirement of debt during the year ended December 31, 2010.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Airplane Financings

In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten-year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 1.8% as of December 31, 2012). The amortizing notes, totaling $28.8 million, are subject to quarterly amortization payments of $0.7 million, which began June 1, 2007. The balloon notes, totaling $43.2 million, mature on March 1, 2017, and have no interim amortization payments. The weighted average interest rate on the notes was 2.0% and 1.9% during the years ended December 31, 2012 and 2011, respectively.

In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten-year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 1.6% as of December 31, 2012). The $8.1 million amortizing note is subject to quarterly amortization payments of $0.2 million, which began June 30, 2007. The $12.2 million balloon note matures on March 31, 2017, and has no interim amortization payments. The weighted average interest rate on the notes was 1.7% and 1.6% during the years ended December 31, 2012 and 2011, respectively.

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

VML Credit Facility

On May 25, 2006, two subsidiaries of the Company, VML US Finance, LLC (the “Borrower”) and Venetian Macau Limited (“VML”), as guarantor, entered into a credit agreement (the “VML Credit Facility”). The VML Credit Facility originally consisted of a $1.2 billion funded term B loan (the “VML Term B Facility”), a $700.0 million delayed draw term B loan (the “VML Term B Delayed Draw Facility”), a $100.0 million funded local currency term loan (the “VML Local Term Facility”) and a $500.0 million revolving credit facility (the “VML Revolving Facility”). In April 2007, the Borrower exercised its rights under the VML Credit Facility to access the $800.0 million of incremental facilities under the accordion feature set forth therein, which increased the funded VML Term B Facility by $600.0 million, the VML Revolving Facility by $200.0 million, and the total VML Credit Facility to $3.3 billion.

As part of an amendment to the VML Credit Facility, dated August 12, 2009, the credit spread increased by 325 basis points with borrowings bearing interest, at the Company’s option, at either an adjusted Eurodollar rate (or, in the case of the local term loan, adjusted Hong Kong Inter-Bank Offered Rate (“HIBOR”)) or at an alternate base rate, plus a spread of 5.5% per annum or 4.5% per annum, respectively. In November 2009, in connection with the SCL Offering, the Company was required to repay and permanently reduce $500.0 million of term loan and revolving borrowings, on a pro rata basis, under the VML Credit Facility. In conjunction with the $500.0 million repayment, the credit spread was reduced by 100 basis points. Credit spreads under the VML Local Term Facility and the VML Revolving Facility were subject to downward adjustments if certain consolidated leverage ratios were achieved.

In addition to quarterly amortization payments, which commenced in June 2009, the Company paid down the VML Local Term Facility in full and $479.6 million under the VML Revolving Facility during the year ended December 31, 2010.

The Borrower also paid a standby commitment fee of 0.5% per annum on the undrawn amounts under the VML Revolving Facility. For the year ended December 31, 2011, the weighted average interest rate for the VML Credit Facility was 4.8%.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To meet the requirements of the VML Credit Facility, the Company entered into an interest rate cap agreement in September 2009 with a notional amount of $1.59 billion, which expired in September 2012. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 9.5%. There was no net effect on interest expense as a result of the interest rate cap agreement for the years ended December 31, 2012, 2011 and 2010.

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

Borrowings under the VOL Credit Facility bore interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 4.5% per annum. VOL paid standby fees of 2.0% per annum on the undrawn amounts under the VOL Term and Delayed Draw Facilities and 1.5% per annum on the undrawn amounts under the VOL Revolving Facility. The weighted average interest rate on the VOL Credit Facility was 4.8% during the year ended December 31, 2011.

To meet the requirements of the VOL Credit Facility, the Company entered into three interest rate cap agreements in September 2010 with a combined notional amount of $375.0 million, which expire in September 2013. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 3.5%. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2012, 2011 and 2010, respectively. The interest rate cap agreements remain in effect and are used to meet the requirements under the 2011 VML Credit Facility.

2011 VML Credit Facility

On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC, the Borrower, and VML, as guarantor, entered into a credit agreement (the “2011 VML Credit Facility”), providing for up to $3.7 billion (or equivalent in Hong Kong dollars or Macao patacas), which consists of a $3.2 billion term loan (the “2011 VML Term Facility”) that was fully drawn on November 15, 2011, and a $500.0 million revolving facility (the “2011 VML Revolving Facility”), none of which was drawn as of December 31, 2012, that is available until October 15, 2016.

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

Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus an initial spread of 2.25%. Beginning May 14, 2012, the spread for all outstanding loans is subject to reduction based on the CLR (interest rates set at 1.7% for the U.S. dollar denominated loans and 1.8% for the Hong Kong dollar and Macao pataca denominated loans as of December 31, 2012). The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the 2011 VML Revolving Facility (which commenced September 30, 2011) and the 2011 VML Term Facility (which commenced October 31, 2011). The weighted average interest rate on the 2011 VML Credit Facility was 2.1% and 2.6% for the years ended December 31, 2012 and 2011, respectively.

To meet the requirements of the 2011 VML Credit Facility, the Company entered into four interest rate cap agreements in September 2012 with a combined notional amount of $1.3 billion, which expire in November 2014. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate of 2.0%. There was no net effect on interest expense as a result of the interest rate cap agreements for the year ended December 31, 2012. The Company maintains the interest rate cap agreements previously used to meet the requirements of the VOL Credit Facility, which was fully repaid in November 2011, to meet the requirements of the 2011 VML Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Ferry Financing

In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $156.0 million at exchange rates in effect on December 31, 2012) secured credit facility, which was available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the progress payments made on the ferries and to finance the completion of the remaining ferries. The facility was collateralized by the ferries and guaranteed by VML.

In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.5 million at exchange rates in effect on December 31, 2012). The proceeds from this supplemental facility were used to reimburse the Company for cash spent to date on the progress payments made on four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility was collateralized by the additional ferries and guaranteed by VML.

On August 20, 2009, the ferry financing facility was amended to, among other things, allow for the SCL Offering and remove the requirement to comply with all financial covenants. The facility, as amended, was set to mature in December 2015 and was subject to 26 quarterly payments of HKD 68.1 million (approximately $8.8 million at exchange rates in effect on December 31, 2012), which commenced in October 2009.

As part of the amendment, the credit spread increased by 50 basis points to 2.5% per annum for borrowings made in Hong Kong Dollars and accrued interest at HIBOR, or 2.5% per annum for borrowings made in U.S. Dollars and accrued interest at LIBOR. The weighted average interest rate for the facility was 2.9% and 2.7% for the years ended December 31, 2012 and 2011, respectively.

The Company repaid the $131.6 million outstanding balance under the Ferry Financing and recorded a $1.7 million loss on early retirement of debt during the year ended December 31, 2012.

Singapore Related Debt

Singapore Credit Facility

In December 2007, MBS signed a credit facility agreement (the “Singapore Credit Facility”) providing for a SGD 2.0 billion (approximately $1.64 billion at exchange rates in effect on December 31, 2012) term loan (“Singapore Credit Facility A”) that was funded in January 2008, a SGD 2.75 billion (approximately $2.25 billion at exchange rates in effect on December 31, 2012) term loan (“Singapore Credit Facility B”) that was available on a delayed draw basis until December 31, 2010, a SGD 192.6 million (approximately $157.7 million at exchange rates in effect on December 31, 2012) banker’s guarantee facility (“Singapore Credit Facility C”) to provide the bankers guarantees in favor of the STB required under the Development Agreement that was fully drawn in January 2008, and a SGD 500.0 million (approximately $409.5 million at exchange rates in effect on December 31, 2012) revolving credit facility (“Singapore Credit Facility D”) that was available until February 28, 2015. In January 2012, the banker’s guarantee was released by the STB and the Singapore Credit Facility C was immediately terminated.

The indebtedness under the Singapore Credit Facility was collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The Singapore Credit Facility was to mature on March 31, 2015, with MBS required to repay or prepay the Singapore Credit Facility under certain circumstances. Commencing March 31, 2011, and at the end of each quarter thereafter, MBS was required to repay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis in an aggregate amount equal to SGD 125.0 million (approximately $102.4 million at exchange rates in effect on December 31, 2012) per quarter. In addition, commencing with the quarter ending September 30, 2011, MBS was required to further prepay the outstanding Singapore Credit Facility A and Facility B loans on a pro rata basis with a percentage of excess free cash flow (as defined by the Singapore Credit Facility). The initial excess free cash flow calculation was performed on September 30, 2011, with the payment made during the fourth quarter of 2011.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the Singapore Credit Facility bore interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 2.25% per annum. MBS paid a standby interest fee of 1.125% per annum and 0.90% per annum on the undrawn amounts under Singapore Credit Facility B and Facility D, respectively. MBS paid a commission of 2.25% per annum on the bankers’ guarantees outstanding under the Singapore Credit Facility for the period during which any banker’s guarantees are outstanding. The weighted average interest rate for the Singapore Credit Facility was 2.5% during the years ended December 31, 2012 and 2011.

To meet the requirements of the Singapore Credit Facility, the Company entered into nine interest rate cap agreements in 2008, with a combined notional amount of $1.41 billion, all of which had three-year terms and expired between June and December 2011. The maturity date of one of the interest rate cap agreements, with a notional amount of $50.0 million, was extended until August 2013. During 2009, the Company entered into 14 additional interest rate cap agreements, with a combined notional amount of $850.0 million, all of which had three-year terms and expired between March and December 2012. During 2010, the Company entered into seven additional interest rate cap agreements, with a combined notional amount of $365.0 million, all of which have three-year terms and expire between January and June 2013. During 2011, the Company entered into 12 additional interest rate cap agreements, with a combined notional amount of $1.15 billion, all of which have three-year terms and expire between May and August 2014. During 2012, the Company entered into three additional interest rate cap agreements, with a combined notional amount of $200.0 million, all of which have three-year terms and expire between April and May 2015. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 3.0% to 4.5%) as stated in such agreements. There was no net effect on interest expense as a result of the interest rate cap agreements for the years ended December 31, 2012, 2011 and 2010.

In June 2012, borrowings under the new 2012 Singapore Credit Facility (as further described below) were used to repay the outstanding balance under the Singapore Credit Facility. The Company recorded a $13.1 million loss on modification and early retirement of debt during the year ended December 31, 2012, as part of the refinancing of the facility.

2012 Singapore Credit Facility

In June 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a SGD 5.1 billion (approximately $4.18 billion at exchange rates in effect on December 31, 2012) credit agreement, providing for a fully funded SGD 4.6 billion (approximately $3.77 billion at exchange rates in effect on December 31, 2012) term loan (the “2012 Singapore Term Facility”) and a SGD 500.0 million (approximately $409.5 million at exchange rates in effect on December 31, 2012) revolving facility (the “2012 Singapore Revolving Facility”) that is available until November 25, 2017, which includes a SGD 100.0 million (approximately $81.9 million at exchange rates in effect on December 31, 2012) ancillary facility (the “2012 Singapore Ancillary Facility”). As of December 31, 2012, the Company had SGD 99.5 million (approximately $81.5 million at exchange rates in effect on December 31, 2012) available for borrowing, net of outstanding letters of credit.

The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment and certain other excluded assets.

The 2012 Singapore Term Facility matures on June 25, 2018, with MBS required to repay or prepay the 2012 Singapore Credit Facility under certain circumstances. Commencing September 30, 2014, and at the end of each quarter thereafter, MBS is required to repay the outstanding 2012 Singapore Term Facility in an amount increasing from 2.0% (September 30, 2014) to 8.0% (March 31, 2017 to March 31, 2018) of the aggregate principal amount outstanding of SGD 4.6 billion (approximately $3.77 billion at exchange rates in effect on December 31, 2012). The remaining balance on the 2012 Singapore Term Facility is due on the maturity date. The 2012 Singapore Revolving Facility matures on December 25, 2017, and has no interim amortization payments.

Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate (“SOR”) plus a spread of 1.85%. Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA (interest rate set at approximately 2.0% as of December 31, 2012). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 2.1% for the year ended December 31, 2012.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Proceeds from 2012 Singapore Credit Facility	$3,951,486	$—	$—
Proceeds from Senior Secured Credit Facility	400,000	—	—
Proceeds from 2011 VML Credit Facility	—	3,201,535	—
Proceeds from VOL Credit Facility	—	—	749,305
Proceeds from Singapore Credit Facility	—	—	647,988

	$4,351,486	$3,201,535	$1,397,293

Repayments on Singapore Credit Facility	$(3,635,676)	$(418,564)	$—
Repayments on Senior Secured Credit Facility	(425,555)	(28,937)	(1,810,329)
Repayments on VML Credit Facility	—	(2,060,819)	(572,337)
Repayments on VOL Credit Facility	—	(749,660)	—
Redemption or repurchase and cancellation of Senior Notes	(189,712)	—	(56,675)
Repayments on Ferry Financing	(140,337)	(35,002)	(35,055)
Repayments on Airplane Financings	(3,688)	(3,688)	(3,687)
Repayments on HVAC Equipment Lease	(1,623)	(1,669)	(1,711)
Repayments on Other Long-Term Debt	(3,107)	(1,971)	(121,081)

	$(4,399,698)	$(3,300,310)	$(2,600,875)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt

Maturities of capital lease obligations and long-term debt outstanding as of December 31, 2012, are summarized as follows (in thousands):

	Capital Lease Obligations	Long-term Debt
2013	$6,620	$92,967
2014	5,377	1,522,462
2015	4,530	1,749,882
2016	4,203	4,417,248
2017	2,934	1,589,360
Thereafter	13,712	828,772

	37,376	10,200,691
Less — amount representing interest	(8,000)	—

Total	$29,376	$10,200,691

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of December 31, 2012 and 2011, was approximately $10.12 billion and $9.48 billion, respectively, compared to its carrying value of $10.20 billion and $10.01 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

Note 9 — Equity

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the year ended December 31, 2012, 39,070 Warrants were exercised to purchase an aggregate of 655,496 shares of the Company’s common stock at $6.00 per share and $3.9 million in cash was received as settlement of the Warrant exercise price.

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

Preferred Stock Issued to Principal Stockholder’s Family

Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,250,000 shares to the Principal Stockholder’s family together with Warrants to purchase up to an aggregate of approximately 87,500,175 shares of its common stock and received gross proceeds of $525.0 million ($523.7 million, net of transaction costs). The allocated carrying values of the Preferred Stock and Warrants on the date of issuance (based on their relative fair values) were $301.1 million and $223.9 million, respectively. The Preferred Stock amount had been recorded as mezzanine equity as the Principal Stockholder and his family have a greater than 50% ownership of the Company and therefore had the ability to require the Company to redeem their Preferred Stock beginning November 15, 2011.

As the Preferred Stock issued to the Principal Stockholder’s family was being accounted for as redeemable at the option of the holder, the balance was accreted to the redemption value of $577.5 million over three years. Due to the redemption of the Preferred Stock on November 15, 2011, there were no accumulated or undeclared dividends as of December 31, 2011.

A summary of the Company’s Preferred Stock issued its Principal Stockholder’s family for the years ended December 31, 2011 and 2010, is presented below (in thousands, except number of shares):

	Number of Shares	Amount
Balance as of January 1, 2010	5,250,000	410,834
Accretion to redemption value	—	92,545
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Accumulated but undeclared dividend requirement	—	6,854

Balance as of December 31, 2010	5,250,000	503,379
Accretion to redemption value	—	80,975
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Redemption of preferred stock	(5,250,000)	(577,500)

Balance as of December 31, 2011	—	$—

On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding Warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the Warrant exercise price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Stock Dividends

On February 15, May 16, August 15 and November 15, 2011, the Company paid a dividend of $2.50 per preferred share, totaling $75.3 million (of which $52.5 million was paid to the Principal Stockholder’s family).

On February 16, May 17, August 16 and November 15, 2010, the Company paid a dividend of $2.50 per preferred share, totaling $93.4 million (of which $52.5 million was paid to the Principal Stockholder’s family).

Redemption of Preferred Stock

In August 2011, the Company’s Board of Directors approved the redemption of all outstanding preferred stock and on November 15, 2011, the Company paid $763.0 million to redeem all of the preferred shares outstanding and recorded a redemption premium of $88.8 million during the year ended December 31, 2011.

Common Stock

On March 30, June 29, September 28 and December 28, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. On December 18, 2012, the Company paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, the Company recorded $3.09 billion as a distribution against retained earnings (of which $1.62 billion related to the Principal Stockholder’s family). Of this amount, approximately $5.5 million has been recorded as a liability as of December 31, 2012, which will be paid to holders of unvested restricted stock and stock units upon vesting.

On January 29, 2013, as part of a regular cash dividend program, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on March 29, 2013, to shareholders of record on March 21, 2013.

Rollfoward of Shares of Common Stock and Preferred Stock Issued to Public

A summary of the outstanding shares of common stock and preferred stock issued to the public is as follows:

	Preferred Stock	Common Stock
Balance as of January 1, 2010	4,089,999	660,322,749
Exercise of stock options	—	1,667,636
Issuance of restricted stock	—	15,765
Forfeiture of unvested restricted stock	—	(1,730)
Exercise of warrants	(475,076)	45,503,562

Balance as of December 31, 2010	3,614,923	707,507,982
Exercise of stock options	—	2,549,131
Issuance of restricted stock	—	1,250,381
Forfeiture of unvested restricted stock	—	(11,500)
Exercise of warrants	(1,192,100)	21,953,704
Repurchases and redemption of preferred stock	(2,422,823)	—

Balance as of December 31, 2011	—	733,249,698
Exercise of stock options	—	2,387,831
Issuance of restricted stock	—	516,556
Forfeiture of unvested restricted stock	—	(12,000)
Exercise of warrants	—	88,155,671

Balance as of December 31, 2012	—	824,297,756

Other Equity Transactions

In July 2012, the Company purchased a Boeing 747 airplane from an entity controlled by the Principal Stockholder for $34.0 million, based on independent third party appraisals. In accordance with accounting standards regarding transactions between entities under common control, the Company recorded the cost of the airplane at the Principal Stockholder’s book value at the date of the transaction, which was $15.4 million. The $18.6 million difference between the amount paid and the book value of the airplane (a gain to the Principal Stockholder) was recorded as a deemed distribution to the Principal Stockholder during the year ended December 31, 2012.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Noncontrolling Interests

SCL

On February 28 and June 22, 2012, SCL paid a dividend of HKD 0.58 per share (a total of $1.20 billion, of which the Company retained $844.4 million).

On January 25, 2013, the Board of Directors of SCL declared a dividend of HKD 0.67 per share (a total of approximately $696.4 million at exchange rates in effect on December 31, 2012, of which the Company will retain $489.1 million) to SCL shareholders of record on February 19, 2013, which was paid on February 28, 2013.

Other

In June 2011, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $3.7 million, which is included in loss on disposal of assets during the year ended December 31, 2011. In addition, during the year ended December 31, 2012 and 2011, the Company distributed $10.5 million and $10.4 million, respectively, to certain of its noncontrolling interests.

Note 10 — Income Taxes

Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Foreign	$2,089,243	$2,149,538	$960,941
Domestic	(26,667)	(54,715)	(105,036)

Total income before income taxes	$2,062,576	$2,094,823	$855,905

The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Foreign:
Current	$163,199	$120,502	$5,280
Deferred	17,848	91,706	68,456
Federal:
Current	12,379	232	(30,515)
Deferred	(12,660)	(779)	31,080
State:
Current	(3)	43	1
Deferred	—	—	—

Total income tax expense	$180,763	$211,704	$74,302

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. foreign tax credits	(162.1)%	(4.0)%	—
Repatriation of foreign earnings	110.5%	2.4%	—
Change in valuation allowance	54.3%	2.7%	10.5%
Foreign and U.S. tax rate differential	(20.8)%	(21.0)%	(24.4)%
Tax exempt income of foreign subsidiary (Macao)	(10.0)%	(7.6)%	(14.4)%
Change in uncertain tax positions	0.7%	0.1%	0.3%
Other, net	1.2%	2.5%	1.7%

Effective tax rate	8.8%	10.1%	8.7%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. During July 2012, VML requested an additional 5-year income tax exemption. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to Las Vegas Sands Corp. would have been reduced by $139.8 million, $108.6 million and $81.0 million, and diluted earnings per share would have been reduced by $0.17, $0.13 and $0.10 per share for the years ended December 31, 2012, 2011 and 2010, respectively. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on December 31, 2012) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.

The primary tax affected components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
U.S. foreign tax credit carryforwards	$1,199,794	$84,481
Net operating loss carryforwards	193,638	249,632
Pre-opening expenses	49,103	41,452
Stock-based compensation	47,197	45,710
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	34,534	35,927
Allowance for doubtful accounts	25,156	21,284
Accrued expenses	24,868	26,670
State deferred items	13,976	12,350
Other tax credit carryforwards	4,313	3,771
Other	5,456	8,746

	1,598,035	530,023
Less — valuation allowances	(1,390,900)	(325,239)

Total deferred tax assets	207,135	204,784

Deferred tax liabilities:
Property and equipment	(323,674)	(321,512)
Prepaid expenses	(556)	(3,909)
Other	(23,271)	(12,456)

Total deferred tax liabilities	(347,501)	(337,877)

Deferred tax liabilities, net	$(140,366)	$(133,093)

The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2012 and 2011, the Company has windfall tax benefits of $171.5 million and $112.2 million, respectively, which are not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

During the year ended December 31, 2012, certain wholly owned foreign subsidiaries paid dividends resulting in incremental U.S. taxable income. The receipt of the dividends did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. federal net operating loss and the U.S. foreign tax credits generated as a result of the dividends. In addition, the dividends generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2012. The Company’s U.S. operations had no federal net operating loss carryforward as of December 31, 2012 and had $359.7 million as of December 31, 2011. The Company’s U.S. foreign tax credits were $1.20 billion and $84.5 million as of December 31, 2012 and 2011, respectively, which will begin to expire in 2021. The Company’s state net operating loss carryforwards were $220.7 million and $185.9 million as of December 31, 2012 and 2011, respectively, which will begin to expire in 2024. The Company’s U.S. general business credits were $4.3 million and $3.8 million as of December 31, 2012 and 2011, respectively, which will begin to expire in 2024. There was a valuation allowance of $1.18 billion and $145.7 million as of December 31, 2012 and 2011, respectively, provided on the net U.S. deferred tax assets, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition. Net operating loss carryforwards for the Company’s foreign subsidiaries were $1.56 billion and $1.38 billion as of December 31, 2012 and 2011, respectively, which begin to expire in 2013. There are valuation allowances of $209.4 million and $179.5 million, as of December 31, 2012 and 2011, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. During the year ended December 31, 2012, the Company made a special one-time repatriation of prior earnings of certain foreign subsidiaries in the form of a $1.37 billion dividend. The distribution resulted in no federal or foreign income tax or withholding as the foreign tax credits associated with the distribution exceeded the tax due on the distribution of foreign earnings. The Company has a plan for reinvestment of the remaining undistributed earnings of its foreign subsidiaries attributable to periods before January 1, 2012, which demonstrates such earnings will be indefinitely reinvested in the applicable jurisdictions. As of January 1, 2012, the Company no longer considers the current portion of the tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. As of December 31, 2012 and 2011, the amount of undistributed earnings of foreign subsidiaries that the Company does not intend to repatriate was $4.27 billion and $5.62 billion, respectively. Should these earnings be distributed in the form of dividends or otherwise, the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income taxes and other foreign taxes that would result from a distribution.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011	2010
Balance at the beginning of the year	$43,411	$35,769	$66,067
Additions to tax positions related to prior years	8,959	4,450	324
Reductions to tax positions related to prior years	—	(35)	(6,287)
Additions to tax positions related to current year	6,968	3,736	2,311
Settlements	—	(417)	(26,646)
Lapse in statutes of limitations	—	(92)	—

Balance at the end of the year	$59,338	$43,411	$35,769

As of December 31, 2011 and 2010, unrecognized tax benefits of $8.9 million and $7.9 million, respectively, were recorded as reductions to the U.S. net operating loss deferred tax asset. No such amounts were recorded as of December 31, 2012. As of December 31, 2012, 2011 and 2010, unrecognized tax benefits of $59.3 million, $34.5 million and $27.9 million, respectively, were recorded in other long-term liabilities.

Included in the balance as of December 31, 2012, 2011 and 2010, are $47.8 million, $33.9 million and $31.3 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.

The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. In January 2013, the Internal Revenue Service (“IRS”) completed its examination of tax years 2005 through 2009. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax year 2010. The Company is subject to examination for tax years after 2007 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and that will impact the provision for income taxes.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2012, may decrease by approximately $17 million within the next twelve months primarily due to the conclusion of the IRS audit of the Company’s 2005 through 2009 consolidated federal income tax returns.

The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2012 or 2011.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 — Fair Value Measurements

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

The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012
Cash equivalents(1)	$1,377,330	$1,377,330	$—	$—
Interest rate caps(2)	$218	$—	$218	$—
As of December 31, 2011
Cash equivalents(1)	$2,766,796	$2,766,796	$—	$—
Interest rate caps(2)	$1,195	$—	$1,195	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of December 31, 2012 and 2011, the Company has 30 and 38 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.2 million and $1.2 million, respectively, based on quoted market values from the institutions holding the agreements.

Note 12 — Mall Sales

The Grand Canal Shoppes at The Venetian Las Vegas

In April 2004, the Company entered into an agreement to sell The Grand Canal Shoppes and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2012, 2011 and 2010, $1.2 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases. During each of the years ended December 31, 2012, 2011 and 2010, $3.5 million of this deferred item was amortized as an offset to convention, retail and other expense.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2012, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2013	$8,043
2014	7,725
2015	7,497
2016	7,497
2017	7,497
Thereafter	91,307

$129,566

The Shoppes at The Palazzo

The Shoppes at The Palazzo opened on January 18, 2008, with some tenants not yet open and with construction of certain portions of the mall not yet completed. Pursuant to the Amended Agreement, the Company contracted to sell The Shoppes at The Palazzo to GGP. The Final Purchase Price for The Shoppes at The Palazzo was to be determined by taking The Shoppes at The Palazzo’s NOI, as defined in the Amended Agreement, for months 19 through 30 of its operations (assuming that the fixed rent and other fixed periodic payments due from all tenants in month 30 were actually due in each of months 19 through 30, provided that this 12-month period could have been delayed if certain conditions were satisfied) divided by a capitalization rate. The capitalization rate was 0.06 for every dollar of NOI up to $38.0 million and 0.08 for every dollar of NOI above $38.0 million. On the closing date of the sale, February 29, 2008, GGP made its initial purchase price payment of $290.8 million based on projected net operating income for the first 12 months of operations (only taking into account tenants open for business or paying rent as of February 29, 2008). Pursuant to the Amended Agreement, periodic adjustments to the purchase price (up or down, but never to less than $250.0 million) were to be made based on projected NOI for the then upcoming 12 months. Pursuant to the Amended Agreement, the Company received an additional $4.6 million in June 2008, representing the adjustment payment at the fourth month after closing. Subject to adjustments for certain audit and other issues, the final adjustment to the purchase price was to be made on the 30-month anniversary of the closing date (or later if certain conditions are satisfied) based on the previously described formula. For all purchase price and purchase price adjustment calculations, NOI was to be calculated using the “accrual” method of accounting. The Company and GGP had entered into several amendments to the Amended Agreement to defer the time to reach agreement on the Final Purchase Price as both parties continued to work on various matters related to the calculation of NOI. On June 24, 2011, the Company reached a settlement with GGP regarding the Final Purchase Price. Under the terms of the settlement, the Company retained the $295.4 million of proceeds previously received and participates in certain future revenues earned by GGP. In addition, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2012, the Company was obligated to make future payments of approximately $0.8 million annually for the two years ended December 31, 2014, approximately $0.9 million annually for the three years ended December 31, 2017, and $0.5 million thereafter. In accordance with related accounting standards, the transaction has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $268.0 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2012, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.

In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (“The Palazzo Master Lease”). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $22.5 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term, while $4.1 million of the total proceeds from the mall sale transaction (which represented the portion of the proceeds in excess of the guaranteed purchase price that was allocated to The Palazzo Master Lease) has been recognized as contingent rent revenue and included in convention, retail and other revenue during the year ended December 31, 2011.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. As such, the Company is unable at this time to determine the probability of the outcome or range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order. On January 29, 2013, the District Court of Clark County granted defendants motion for a stay of the order. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the “FCPA”). The Company has also been advised by the Department of Justice (the “DOJ”) that it is conducting a similar investigation. It is the Company’s belief that the subpoena may have emanated from the lawsuit filed by Steven C. Jacobs described above.

After the Company’s receipt of the subpoena from the SEC on February 9, 2011, the Board of Directors delegated to the Audit Committee, comprised of three independent members of the Board of Directors, the authority to investigate the matters raised in the SEC subpoena and related inquiry of the DOJ.

As part of the annual audit of the Company’s financial statements, the Audit Committee advised the Company and its independent accountants that it had reached certain preliminary findings, including that there were likely violations of the books and records and internal controls provisions of the FCPA and that in recent years, the Company has improved its practices with respect to books and records and internal controls.

Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of December 31, 2012.

The investigation by the Audit Committee, though largely completed, remains ongoing. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.

On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing Defendants’ Motion for Partial Reconsideration of the Court’s Order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013 status hearing. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 23, 2012, Ernest Kleinschmidt filed a shareholder derivative action (the “Kleinschmidt action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Michael A. Leven, Irwin A. Siegel, Jeffrey H. Schwartz, Jason N. Ader, Charles D. Forman, Irwin Chafetz and George P. Koo, who are currently members of the Board of Directors, and Wing T. Chao, Andrew R. Heyer, James Purcell, Bradley H. Stone and William P. Weidner, who are former members of the Board of Directors and/or executives of the Company. The complaint alleges, among other things, breach of fiduciary duties for disseminating false and misleading information, failure to maintain internal controls and failing to properly oversee and manage the Company, and unjust enrichment. The complaint seeks, among other relief, unspecified damages, direction to LVSC to take unspecified actions to improve its corporate governance and internal procedures, restitution and disgorgement of profits, and attorneys’ fees, costs and related expenses for the plaintiff. On June 29, 2012, the defendants who had been served at that time including nominal defendant LVSC and defendants Michael A. Leven, Irwin A. Siegel, Jason N. Ader, Charles D. Forman, Irwin Chafetz, George P. Koo, James Purcell, Bradley H. Stone and William P. Weidner filed a motion to dismiss. On July 20 and July 25, 2012, defendants Jeffery H. Schwartz and Wing T. Chao, respectively, each filed a substantially similar motion to dismiss. On October 10, 2012, the case was transferred to business court within the District Court of Clark County. On October 12, 2012, the case was reassigned to a new judge. On January 14, 2013, the District Court of Clark County filed its order dismissing the entire case for failure to make a demand on the Board of Directors of LVSC with 5 of 6 claims dismissed with prejudice as being time barred under applicable statutes of limitations. The sixth claim for unjust enrichment was allowed to be re-filed, but only after demand on the Board of Directors of LVSC is made. The Company received a letter from the plaintiffs lawyers dated February 9, 2013, making their demand on the Board of Directors of LVSC for the unjust enrichment claim that the District Court of Clark County previously dismissed without prejudice. In addition, on February 19, 2013, the plaintiffs filed a notice of appeal with the Nevada Supreme Court appealing the dismissal of the case. Based on proceedings to date, management is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.8 million at exchange rates in effect on December 31, 2012) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

As previously disclosed by the Company, on February 5, 2007, AAEC brought a similar claim (the “Prior Action”) in the U.S. District Court, against LVSI (now known as LVSLLC), VCR and Venetian Venture Development, LLC, which are subsidiaries of the Company, and William P. Weidner and David Friedman, who are former executives of the Company. The U.S. District Court entered an order on April 16, 2010, dismissing the Prior Action. On April 20, 2012, LVSLLC, VCR and LVS (Nevada) filed an injunctive action (the “Nevada Action”) against AAEC in the U.S. District Court seeking to enjoin AAEC from proceeding with the Macao Action based on AAEC’s filing, and the U.S. District Court’s dismissal, of the Prior Action. On June 14, 2012, the U.S. District Court issued an order that denied the motions requesting the Nevada Action, thereby effectively dismissing the Nevada Action.

On August 1, 2012, SCL filed an announcement with the SEHK stating that SCL’s subsidiary, VML, has received a notification from the Office for Personal Data Protection of the Macao government (the “OPDP”) indicating that the OPDP has launched an official investigation procedure in relation to the alleged transfer from Macao by VML to the United States of certain data contrary to the Personal Data Protection Act (Macau). The Company has cooperated fully with the investigation and expects OPDP to present its finding in the first half of 2013. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2012). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,580, $18,790 and $125, respectively, at exchange rates in effect on December 31, 2012), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2012). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2012, the Company was obligated under its subconcession to make minimum future payments of approximately $38.8 million in each of the next five years and approximately $174.8 million thereafter. These amounts are expected to increase as the Company completes its other Cotai Strip properties.

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

Operating Leases

The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year. As of December 31, 2012, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2013	$12,923
2014	7,520
2015	4,469
2016	4,125
2017	3,792
Thereafter	105,940

Total minimum payments	$138,769

Expenses incurred under operating lease agreements, including those that are short-term and variable-rate in nature, totaled $51.4 million, $43.9 million and $38.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Ventures and Commitments

The Company has entered into employment agreements with nine of its executive officers, with remaining terms of one to five years. As of December 31, 2012, the Company was obligated to make future payments of $11.1 million, $7.0 million, $3.2 million, $0.9 million and $0.2 million during the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2012, the Company was obligated under these agreements to make future payments of approximately $0.6 million during the year ended December 31, 2013 and $0.4 million during each of the years ended December 31, 2014, 2015, 2016 and 2017, and $5.2 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Malls and Other

The Company leases space at several of its integrated resorts to various third parties. These leases are non-cancellable operating leases with lease periods that vary from 1 month to 25 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2012, the future minimum rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2012):

2013	$274,724
2014	221,597
2015	171,705
2016	115,785
2017	87,361
Thereafter	206,323

Total minimum future rentals	$1,077,495

The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $109.0 million, $82.3 million and $37.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14 — Stock-Based Employee Compensation

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

The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the years ended December 31, 2012 and 2011. Subsequent to December 31, 2012, the Board of Directors approved the dissolution of the 1997 Plan.

Las Vegas Sands Corp. 2004 Equity Award Plan

The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2012, there were 6,454,680 shares available for grant under the 2004 Plan.

Stock option awards are granted with an exercise price equal to the fair market value (as defined in the 2004 Plan) of the Company’s stock on the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. For stock options granted during the year ended December 31, 2010, expected volatilities are based on a combination of the Company’s historical volatility and the historical volatilities from a selection of companies from the Company’s peer group due to the Company’s lack of historical information. For stock options granted subsequent to December 31, 2010, expected volatilities are based on the Company’s historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sands China Ltd. Equity Award Plan

The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2012, there were 773,913,693 shares available for grant under the SCL Equity Plan.

Stock option awards are granted with an exercise price not less than (i) the closing price of SCL’s stock on the date of grant or (ii) the average closing price of SCL’s stock for the five business days immediately preceding the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatilities from a selection of companies from SCL’s peer group due to SCL’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Exchange Fund Note rate in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.

Stock-Based Employee Compensation Activity

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
LVSC 2004 Plan:
Weighted average volatility	95.2%	94.4%	89.2%
Expected term (in years)	5.5	6.3	5.4
Risk-free rate	1.1%	2.7%	2.9%
Expected dividends	1.9%	—	—
SCL Equity Plan:
Weighted average volatility	70.0%	69.2%	73.5%
Expected term (in years)	6.2	6.3	6.2
Risk-free rate	0.5%	1.3%	1.9%
Expected dividends	4.0%	—	—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2012, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
LVSC 2004 Plan:
Outstanding as of January 1, 2012	12,046,742	$37.38
Granted	532,922	55.28
Exercised	(1,707,956)	16.40
Forfeited	(365,550)	64.00

Outstanding as of December 10, 2012	10,506,158	40.78
Outstanding as of December 11, 2012 (1)	10,506,158	38.15
Granted	3,677	44.54
Exercised	(679,875)	9.78
Forfeited	(39,500)	29.00

Outstanding as of December 31, 2012	9,790,460	$40.16	5.02	$171,619,765

Exercisable as of December 31, 2012	6,896,006	$45.09	4.12	$109,549,967

SCL Equity Plan:
Outstanding as of January 1, 2012	23,816,666	$2.07
Granted	7,761,800	3.74
Exercised	(6,130,975)	1.88
Forfeited	(2,123,851)	2.23

Outstanding as of December 31, 2012	23,323,640	$2.66	8.41	$39,367,728

Exercisable as of December 31, 2012	2,834,172	$2.03	7.81	$6,582,618

(1)

As a result of the Company paying a special cash dividend of $2.75 per common share on December 18, 2012, to common stockholders of record on December 10, 2012, the Company reduced the exercise price of all stock options outstanding on December 10, 2012, by approximately $2.75. This adjustment was the result of an antidilution provision in the Company’s 2004 Plan and did not result in any additional compensation expense.

A summary of the unvested restricted shares under the Company’s 2004 Plan for the year ended December 31, 2012, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	1,242,205	$45.30
Granted	516,556	52.97
Vested	(630,064)	47.02
Forfeited	(12,000)	51.07

Unvested as of December 31, 2012	1,116,697	$47.82

A summary of the unvested restricted stock units under the Company’s 2004 Plan for the year ended December 31, 2012, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	42,000	$47.15
Granted	332,500	25.98
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2012	374,500	$28.35

As of December 31, 2012, under the 2004 Plan there was $31.5 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $38.5 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.1 years and 2.8 years, respectively.

As of December 31, 2012, under the SCL Equity Plan there was $18.7 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options that are expected to be recognized over a weighted average period of 2.4 years.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2012 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2012	2011	2010
Compensation expense:
Stock options	$35,777	$44,691	$56,462
Restricted stock and stock units	29,651	18,023	1,559

	$65,428	$62,714	$58,021

Income tax benefit recognized in the consolidated statements of operations	$—	$—	$—

Compensation cost capitalized as part of property and equipment	$938	$576	$2,797

LVSC 2004 Plan:
Stock options granted	537	263	4,497

Weighted average grant date fair value	$36.17	$36.31	$15.95

Restricted shares granted	517	1,250	16

Weighted average grant date fair value	$52.97	$45.42	$25.37

Restricted stock units granted	333	42	—

Weighted average grant date fair value	$25.98	$47.15	$—

Stock options exercised:
Intrinsic value	$84,761	$89,814	$47,529

Cash received	$34,668	$23,238	$16,455

Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—

SCL Equity Plan:
Stock options granted	7,762	9,987	26,189

Weighted average grant date fair value	$1.65	$1.71	$1.06

Stock options exercised:
Intrinsic value	$12,261	$1,699	$—

Cash received	$11,572	$2,267	$—

Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—

Note 15 — Employee Benefit Plans

The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the accompanying consolidated balance sheets.

Participation in the VCR 401(k) employee savings plan is available for all eligible employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. Given the challenging conditions and their impact on the Company’s U.S. operations, the Company ceased matching contributions for its salaried employees effective April 1, 2009. These matching contributions for salaried employees were subsequently reinstated on January 1, 2011. For the years ended December 31, 2012, 2011 and 2010, the Company’s matching contributions under the savings plan were $4.7 million, $7.9 million and $3.2 million, respectively.

Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. Given the challenging conditions and their impact on the Company’s Macao operations, the provident fund was suspended during the year ended December 31, 2010, and only employees who accepted a reduced work schedule were eligible for the benefit. The provident fund contributions for all full-time employees were subsequently reinstated on January 1, 2011. For the years ended December 31, 2012, 2011 and 2010, VML’s contributions into the provident fund were $22.9 million, $16.0 million and $7.3 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. As of December 31, 2012, MBS contributes 16.0% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2012, 2011 and 2010, MBS’s contributions into the provident fund were $32.8 million, $30.7 million and $16.9 million, respectively.

Note 16 — Related Party Transactions

During the years ended December 31, 2012, 2011 and 2010, the Principal Stockholder and his family purchased certain lodging, banquet room, catering goods and services and procurement services from the Company for approximately $1.3 million, $0.5 million and $0.8 million, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred and paid certain expenses totaling $11.7 million, $16.5 million and $16.1 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2012, 2011 and 2010, the Company charged and received from the Principal Stockholder $15.4 million, $15.2 million and $9.4 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes. See “— Note 9 — Equity — Other Equity Transactions” regarding the Company’s purchase of a Boeing 747 airplane from an entity controlled by the Principal Stockholder in June 2012.

On November 15, 2011, the Company paid $577.5 million to redeem all of the Preferred Stock held by the Principal Stockholder’s family. On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding Warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the Warrant exercise price. See “— Note 9 — Equity — Preferred Stock Issued to Principal Stockholder’s Family.”

During the year ended December 31, 2003, the Company purchased the lease interest and assets of Carnevale Coffee Bar, LLC, in which the Principal Stockholder is a partner, for $3.1 million, payable in installments of $0.6 million during 2003, and approximately $0.3 million annually over 10 years, beginning in 2004 through September 1, 2013.

Note 17 — Segment Information

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Macao; Four Seasons Macao; Sands Cotai Central; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao and phase III of Sands Cotai Central in Macao, and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The information as of and for the years ended December 31, 2011 and 2010, have been reclassified to conform to the current presentation. The Company’s segment information is as follows as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net Revenues
Macao:
The Venetian Macao	$3,037,975	$2,827,174	$2,412,990
Sands Macao	1,250,552	1,282,201	1,193,589
Four Seasons Macao	1,086,456	678,293	498,649
Sands Cotai Central	1,052,124	—	—
Other Asia	148,330	147,323	110,586

	6,575,437	4,934,991	4,215,814
Marina Bay Sands	2,886,139	2,921,863	1,262,690
United States:
Las Vegas Operating Properties	1,384,629	1,324,505	1,213,046
Sands Bethlehem	470,458	399,900	302,101

	1,855,087	1,724,405	1,515,147
Intersegment eliminations	(185,531)	(170,514)	(140,469)

Total net revenues	$11,131,132	$9,410,745	$6,853,182

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2012	2011	2010
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$1,143,245	$1,022,778	$809,798
Sands Macao	350,639	351,877	318,519
Four Seasons Macao	288,170	217,923	113,692
Sands Cotai Central	213,476	—	—
Other Asia	(15,950)	(15,143)	(24,429)

	1,979,580	1,577,435	1,217,580
Marina Bay Sands	1,366,245	1,530,623	641,898
United States:
Las Vegas Operating Properties	331,182	333,295	310,113
Sands Bethlehem	114,055	90,802	58,982

	445,237	424,097	369,095

Total adjusted property EBITDA	3,791,062	3,532,155	2,228,573
Other Operating Costs and Expenses
Stock-based compensation	(30,772)	(31,467)	(31,638)
Corporate	(207,030)	(185,694)	(108,848)
Pre-opening	(143,795)	(65,825)	(114,833)
Development	(19,958)	(11,309)	(1,783)
Depreciation and amortization	(892,046)	(794,404)	(694,971)
Amortization of leasehold interests in land	(40,165)	(43,366)	(41,302)
Impairment loss	(143,674)	—	(16,057)
Loss on disposal of assets	(2,240)	(10,203)	(38,555)

Operating income	2,311,382	2,389,887	1,180,586
Other Non-Operating Costs and Expenses
Interest income	23,252	14,394	8,947
Interest expense, net of amounts capitalized	(258,564)	(282,949)	(306,813)
Other income (expense)	5,740	(3,955)	(8,260)
Loss on modification or early retirement of debt	(19,234)	(22,554)	(18,555)
Income tax expense	(180,763)	(211,704)	(74,302)

Net income	$1,881,813	$1,883,119	$781,603

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2012	2011	2010
Intersegment Revenues
Macao:
The Venetian Macao	$5,125	$3,923	$8,345
Sands Cotai Central	251	—	—
Other Asia	32,748	36,888	61,664

	38,124	40,811	70,009
Marina Bay Sands	3,449	1,298	568
Las Vegas Operating Properties	143,958	128,405	69,892

Total intersegment revenues	$185,531	$170,514	$140,469

	Year Ended December 31,
	2012	2011	2010
Capital Expenditures
Corporate and Other	$100,887	$23,062	$12,215
Macao:
The Venetian Macao	112,351	28,018	40,895
Sands Macao	25,076	7,690	4,708
Four Seasons Macao	28,143	31,092	35,708
Sands Cotai Central	862,951	842,962	321,489
Other Asia	1,193	5,553	4,025
The Parisian Macao	20,393	39	7,335

	1,050,107	915,354	414,160
Marina Bay Sands	119,647	466,144	1,530,283
United States:
Las Vegas Operating Properties	156,205	47,666	21,651
Sands Bethlehem	22,388	56,267	45,672

	178,593	103,933	67,323

Total capital expenditures	$1,449,234	$1,508,493	$2,023,981

	December 31,
	2012	2011	2010
Total Assets
Corporate and Other	$586,788	$644,645	$1,574,180
Macao:
The Venetian Macao	3,254,193	3,199,194	3,194,598
Sands Macao	414,531	485,231	483,678
Four Seasons Macao	1,338,714	1,267,977	1,155,243
Sands Cotai Central	4,791,560	4,333,406	2,932,646
Other Asia	345,522	328,415	370,525
The Parisian Macao	118,975	96,017	97,947
Other Development Projects	123	110,133	110,312

	10,263,618	9,820,373	8,344,949
Marina Bay Sands	6,941,510	6,794,258	6,400,432
United States:
Las Vegas Operating Properties	3,605,513	4,105,618	3,966,754
Sands Bethlehem	766,223	879,229	757,993

	4,371,736	4,984,847	4,724,747

Total assets	$22,163,652	$22,244,123	$21,044,308

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2012	2011	2010
Total Long-Lived Assets
Corporate and Other	$398,100	$312,860	$308,438
Macao:
The Venetian Macao	1,968,415	2,002,751	2,138,419
Sands Macao	285,344	291,620	315,380
Four Seasons Macao	971,732	1,006,441	1,024,302
Sands Cotai Central	3,836,471	3,053,551	2,103,927
Other Asia	202,392	216,030	230,640
The Parisian Macao	118,912	96,017	97,947
Other Development Projects	—	101,062	102,085

	7,383,266	6,767,472	6,012,700
Marina Bay Sands	5,657,351	5,471,376	5,541,881
United States:
Las Vegas Operating Properties	3,179,426	3,244,090	3,429,997
Sands Bethlehem	607,346	625,649	608,021

	3,786,772	3,869,739	4,038,018

Total long-lived assets	$17,225,489	$16,421,447	$15,901,037

Note 18 — Condensed Consolidating Financial Information

LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Sands Expo & Convention Center, Inc. (formerly Interface Group-Nevada, Inc.), Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Restricted Subsidiaries”), are all guarantors under the Senior Secured Credit Facility. The noncontrolling interest amounts included in the Restricted Subsidiaries’ condensed consolidating financial information are related to non-voting preferred stock of one of the subsidiaries held by third parties.

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $17.3 million (consisting of $250.8 million of property and equipment, offset by $268.1 million of liabilities consisting primarily of deferred proceeds from the sale) and $3.0 million (consisting of $264.1 million of property and equipment, offset by $267.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of December 31, 2012 and 2011, respectively, and a net loss (consisting primarily of depreciation expense) of $15.1 million, $19.5 million and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, is as follows (in thousands):

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$7,962	$182,402	$2,322,402	$—	$2,512,766
Restricted cash and cash equivalents	—	34	4,487	—	4,521
Intercompany receivables	209,961	62,968	—	(272,929)	—
Intercompany notes receivables	—	1,100,000	237,161	(1,337,161)	—
Accounts receivable, net	6,646	259,691	1,552,923	—	1,819,260
Inventories	3,501	13,081	27,293	—	43,875
Deferred income taxes, net	5,687	—	87	(3,475)	2,299
Prepaid expenses and other	13,257	12,223	69,313	—	94,793

Total current assets	247,014	1,630,399	4,213,666	(1,613,565)	4,477,514
Property and equipment, net	173,065	3,329,824	12,263,859	—	15,766,748
Investments in subsidiaries	7,045,198	4,657,313	—	(11,702,511)	—
Deferred financing costs, net	238	12,528	201,699	—	214,465
Restricted cash and cash equivalents	—	1,068	870	—	1,938
Intercompany receivables	6,109	54,982	—	(61,091)	—
Intercompany notes receivable	—	928,728	—	(928,728)	—
Deferred income taxes, net	3,665	39,429	—	186	43,280
Leasehold interests in land, net	—	—	1,458,741	—	1,458,741
Intangible assets, net	690	—	69,928	—	70,618
Other assets, net	243	18,994	111,111	—	130,348

Total assets	$7,476,222	$10,673,265	$18,319,874	$(14,305,709)	$22,163,652

Accounts payable	$9,948	$25,007	$71,543	$—	$106,498
Construction payables	5,318	7,680	330,374	—	343,372
Intercompany payables	—	173,698	99,231	(272,929)	—
Intercompany notes payable	237,161	—	1,100,000	(1,337,161)	—
Accrued interest payable	82	1,050	14,410	—	15,542
Other accrued liabilities	42,318	235,882	1,617,283	—	1,895,483
Income taxes payable	—	4	164,122	—	164,126
Deferred income taxes	—	3,475	—	(3,475)	—
Current maturities of long-term debt	3,688	90,649	3,465	—	97,802

Total current liabilities	298,515	537,445	3,400,428	(1,613,565)	2,622,823
Other long-term liabilities	48,506	9,776	75,654	—	133,936
Intercompany payables	—	—	61,091	(61,091)	—
Intercompany notes payable	—	—	928,728	(928,728)	—
Deferred income taxes	—	—	185,759	186	185,945
Deferred amounts related to mall transactions	—	430,271	—	—	430,271
Long-term debt	67,359	2,753,745	7,311,161	—	10,132,265

Total liabilities	414,380	3,731,237	11,962,821	(2,603,198)	13,505,240

Total Las Vegas Sands Corp. stockholders’ equity	7,061,842	6,941,623	4,760,888	(11,702,511)	7,061,842
Noncontrolling interests	—	405	1,596,165	—	1,596,570

Total equity	7,061,842	6,942,028	6,357,053	(11,702,511)	8,658,412

Total liabilities and equity	$7,476,222	$10,673,265	$18,319,874	$(14,305,709)	$22,163,652

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2012

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$512,647	$8,495,511	$—	$9,008,158
Rooms	—	446,241	707,783	—	1,154,024
Food and beverage	—	173,111	455,417	—	628,528
Mall	—	—	396,927	—	396,927
Convention, retail and other	—	294,047	359,342	(156,357)	497,032

	—	1,426,046	10,414,980	(156,357)	11,684,669
Less — promotional allowances	(1,109)	(84,613)	(466,177)	(1,638)	(553,537)

Net revenues	(1,109)	1,341,433	9,948,803	(157,995)	11,131,132

Operating expenses:
Casino	—	288,999	4,841,526	(2,489)	5,128,036
Rooms	—	138,356	98,951	(4)	237,303
Food and beverage	—	85,206	250,258	(4,254)	331,210
Mall	—	—	68,763	—	68,763
Convention, retail and other	—	84,957	239,904	(20,598)	304,263
Provision for doubtful accounts	—	28,987	210,345	—	239,332
General and administrative	—	268,834	793,916	(815)	1,061,935
Corporate	188,187	443	148,213	(129,813)	207,030
Pre-opening	—	1,909	141,893	(7)	143,795
Development	19,973	—	—	(15)	19,958
Depreciation and amortization	19,921	222,709	649,416	—	892,046
Amortization of leasehold interests in land	—	—	40,165	—	40,165
Impairment loss	—	—	143,674	—	143,674
(Gain) loss on disposal of assets	(1)	389	1,852	—	2,240

	228,080	1,120,789	7,628,876	(157,995)	8,819,750

Operating income (loss)	(229,189)	220,644	2,319,927	—	2,311,382
Other income (expense):
Interest income	281	135,153	21,700	(133,882)	23,252
Interest expense, net of amounts capitalized	(4,841)	(91,870)	(295,735)	133,882	(258,564)
Other income (expense)	(47)	792	4,995	—	5,740
Loss on modification or early retirement of debt	(2,831)	(1,599)	(14,804)	—	(19,234)
Income from equity investments in subsidiaries	1,705,354	1,398,367	—	(3,103,721)	—

Income before income taxes	1,468,727	1,661,487	2,036,083	(3,103,721)	2,062,576
Income tax benefit (expense)	55,366	(45,505)	(190,624)	—	(180,763)

Net income	1,524,093	1,615,982	1,845,459	(3,103,721)	1,881,813
Net income attributable to noncontrolling interests	—	(2,733)	(354,987)	—	(357,720)

Net income attributable to Las Vegas Sands Corp.	$1,524,093	$1,613,249	$1,490,472	$(3,103,721)	$1,524,093

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$430,758	$7,006,244	$—	$7,437,002
Rooms	—	450,487	549,548	—	1,000,035
Food and beverage	—	186,894	411,929	—	598,823
Mall	—	—	325,123	—	325,123
Convention, retail and other	—	280,349	362,050	(141,048)	501,351

	—	1,348,488	8,654,894	(141,048)	9,862,334
Less — promotional allowances	(720)	(75,238)	(374,060)	(1,571)	(451,589)

Net revenues	(720)	1,273,250	8,280,834	(142,619)	9,410,745

Operating expenses:
Casino	—	266,203	3,744,193	(2,509)	4,007,887
Rooms	—	136,416	73,636	—	210,052
Food and beverage	—	88,485	223,807	(4,846)	307,446
Mall	—	—	59,183	—	59,183
Convention, retail and other	—	87,779	274,582	(24,252)	338,109
Provision for doubtful accounts	—	14,532	135,924	—	150,456
General and administrative	—	254,139	583,472	(687)	836,924
Corporate	165,120	280	130,608	(110,314)	185,694
Pre-opening	—	15	65,818	(8)	65,825
Development	11,312	—	—	(3)	11,309
Depreciation and amortization	18,493	228,013	547,898	—	794,404
Amortization of leasehold interests in land	—	—	43,366	—	43,366
(Gain) loss on disposal of assets	7,662	2,590	(49)	—	10,203

	202,587	1,078,452	5,882,438	(142,619)	7,020,858

Operating income (loss)	(203,307)	194,798	2,398,396	—	2,389,887
Other income (expense):
Interest income	3,702	112,218	9,867	(111,393)	14,394
Interest expense, net of amounts capitalized	(13,856)	(95,993)	(284,493)	111,393	(282,949)
Other income (expense)	171	(1,946)	(2,180)	—	(3,955)
Loss on modification or early retirement of debt	—	(503)	(22,051)	—	(22,554)
Income from equity investments in subsidiaries	1,716,119	1,443,385	—	(3,159,504)	—

Income before income taxes	1,502,829	1,651,959	2,099,539	(3,159,504)	2,094,823
Income tax benefit (expense)	57,294	(57,111)	(211,887)	—	(211,704)

Net income	1,560,123	1,594,848	1,887,652	(3,159,504)	1,883,119
Net income attributable to noncontrolling interests	—	(2,495)	(320,501)	—	(322,996)

Net income attributable to Las Vegas Sands Corp.	$1,560,123	$1,592,353	$1,567,151	$(3,159,504)	$1,560,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2010

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$496,637	$5,036,451	$—	$5,533,088
Rooms	—	445,458	352,041	—	797,499
Food and beverage	—	159,285	287,273	—	446,558
Mall	—	—	186,617	—	186,617
Convention, retail and other	—	218,586	218,297	(82,708)	354,175

	—	1,319,966	6,080,679	(82,708)	7,317,937
Less — promotional allowances	(597)	(155,394)	(305,744)	(3,020)	(464,755)

Net revenues	(597)	1,164,572	5,774,935	(85,728)	6,853,182

Operating expenses:
Casino	—	300,083	2,951,842	(2,698)	3,249,227
Rooms	—	99,066	44,261	(1)	143,326
Food and beverage	—	69,644	144,397	(6,085)	207,956
Mall	—	—	43,771	—	43,771
Convention, retail and other	—	75,041	172,721	(16,855)	230,907
Provision for doubtful accounts	—	30,277	67,485	—	97,762
General and administrative	—	239,561	444,882	(1,145)	683,298
Corporate	93,262	270	74,200	(58,884)	108,848
Pre-opening	654	7	114,232	(60)	114,833
Development	1,783	—	—	—	1,783
Depreciation and amortization	12,578	224,372	458,021	—	694,971
Amortization of leasehold interests in land	—	—	41,302	—	41,302
Impairment loss	—	—	16,057	—	16,057
Loss on disposal of assets	1,605	9,423	27,527	—	38,555

	109,882	1,047,744	4,600,698	(85,728)	5,672,596

Operating income (loss)	(110,479)	116,828	1,174,237	—	1,180,586
Other income (expense):
Interest income	3,614	89,522	3,735	(87,924)	8,947
Interest expense, net of amounts capitalized	(15,380)	(106,463)	(272,894)	87,924	(306,813)
Other income (expense)	(1,500)	3,325	(10,085)	—	(8,260)
Gain (loss) on modification or early retirement of debt	3,358	(21,692)	(221)	—	(18,555)
Income from equity investments in subsidiaries	709,794	589,784	—	(1,299,578)	—

Income before income taxes	589,407	671,304	894,772	(1,299,578)	855,905
Income tax benefit (expense)	9,987	(10,055)	(74,234)	—	(74,302)

Net income	599,394	661,249	820,538	(1,299,578)	781,603
Net income attributable to noncontrolling interests	—	—	(182,209)	—	(182,209)

Net income attributable to Las Vegas Sands Corp.	$599,394	$661,249	$638,329	$(1,299,578)	$599,394

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$1,524,093	$1,615,982	$1,845,459	$(3,103,721)	$1,881,813
Currency translation adjustment, net of reclassification adjustment	168,974	143,570	172,788	(312,544)	172,788

Total comprehensive income	1,693,067	1,759,552	2,018,247	(3,416,265)	2,054,601
Comprehensive income attributable to noncontrolling interests	—	(2,733)	(358,801)	—	(361,534)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,693,067	$1,756,819	$1,659,446	$(3,416,265)	$1,693,067

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2011

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$1,560,123	$1,594,848	$1,887,652	$(3,159,504)	$1,883,119
Currency translation adjustment	(35,415)	(28,876)	(32,793)	64,291	(32,793)

Total comprehensive income	1,524,708	1,565,972	1,854,859	(3,095,213)	1,850,326
Comprehensive income attributable to noncontrolling interests	—	(2,495)	(323,123)	—	(325,618)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,524,708	$1,563,477	$1,531,736	$(3,095,213)	$1,524,708

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Year Ended December 31, 2010

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$599,394	$661,249	$820,538	$(1,299,578)	$781,603
Currency translation adjustment	102,771	87,465	98,518	(190,236)	98,518

Total comprehensive income	702,165	748,714	919,056	(1,489,814)	880,121
Comprehensive income attributable to noncontrolling interests	—	—	(177,956)	—	(177,956)

Comprehensive income attributable to Las Vegas Sands Corp.	$702,165	$748,714	$741,100	$(1,489,814)	$702,165

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$2,544,296	$2,176,525	$2,895,080	$(4,558,144)	$3,057,757

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	1,398	(705)	—	693
Capital expenditures	(50,903)	(156,678)	(1,241,653)	—	(1,449,234)
Proceeds from disposal of property and equipment	—	454	2,455	—	2,909
Intercompany receivable to non-restricted subsidiaries	(20,297)	—	—	20,297	—
Repayments of receivable from non-restricted subsidiaries	—	683	—	(683)	—
Notes receivable to Las Vegas Sands Corp.	—	—	(237,161)	237,161	—
Notes receivable to non-restricted subsidiaries	—	(9,773)	—	9,773	—
Dividends received from non-restricted subsidiaries	—	2,564,500	—	(2,564,500)	—
Capital contributions to subsidiaries	(64)	(2,485,000)	—	2,485,064	—

Net cash used in investing activities	(71,264)	(84,416)	(1,477,064)	187,112	(1,445,632)

Cash flows from financing activities:
Proceeds from exercise of stock options	34,668	—	11,572	—	46,240
Proceeds from exercise of warrants	528,908	—	—	—	528,908
Dividends paid	(3,085,256)	—	(357,056)	—	(3,442,312)
Distributions to noncontrolling interests	—	(2,733)	(7,733)	—	(10,466)
Deemed distribution to Principal Stockholder	—	—	(18,576)	—	(18,576)
Dividends paid to Las Vegas Sands Corp.	—	(2,568,900)	(181,191)	2,750,091	—
Dividends paid to Restricted Subsidiaries	—	—	(4,372,553)	4,372,553	—
Capital contributions received	—	—	2,485,064	(2,485,064)	—
Borrowings from Las Vegas Sands Corp.	—	—	20,297	(20,297)	—
Borrowings from Restricted Subsidiaries	—	—	9,773	(9,773)	—
Borrowings from non-restricted subsidiaries	237,161	—	—	(237,161)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(683)	683	—
Proceeds from 2012 Singapore credit facility	—	—	3,951,486	—	3,951,486
Proceeds from senior secured credit facility	—	400,000	—	—	400,000
Repayments on Singapore credit facility	—	—	(3,635,676)	—	(3,635,676)
Repayments on senior secured credit facility	—	(425,555)	—	—	(425,555)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(140,337)	—	(140,337)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease	—	(1,623)	—	—	(1,623)
Repayments on other long-term debt	—	(538)	(2,569)	—	(3,107)
Payments of deferred financing costs	—	—	(100,888)	—	(100,888)

Net cash used in financing activities	(2,477,919)	(2,599,349)	(2,339,070)	4,371,032	(3,045,306)

Effect of exchange rate on cash	—	—	43,229	—	43,229

Increase (decrease) in cash and cash equivalents	(4,887)	507,240	(877,825)	—	(1,389,952)
Cash and cash equivalents at beginning of year	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of year	$7,962	$182,402	$2,322,402	$—	$2,512,766

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from (used in) operating activities	$(42,087)	$404,322	$2,503,999	$(203,738)	$2,662,496

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	4,295	800,099	—	804,394
Capital expenditures	(21,355)	(49,268)	(1,437,870)	—	(1,508,493)
Proceeds from disposal of property and equipment	—	—	6,093	—	6,093
Acquisition of intangible assets	(100)	—	—	—	(100)
Repayments of receivable from non-restricted subsidiaries	—	1,200	—	(1,200)	—
Notes receivable to non-restricted subsidiaries	—	(50,766)	—	50,766	—
Dividends received from non-restricted subsidiaries	—	94,472	—	(94,472)	—
Capital contributions to subsidiaries	(50,026)	—	—	50,026	—

Net cash used in investing activities	(71,481)	(67)	(631,678)	5,120	(698,106)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,238	—	2,267	—	25,505
Proceeds from exercise of warrants	12,512	—	—	—	12,512
Dividends paid	(75,297)	—	—	—	(75,297)
Distributions to noncontrolling interests	—	(2,495)	(7,893)	—	(10,388)
Dividends paid to Las Vegas Sands Corp.	—	(143,738)	—	143,738	—
Dividends paid to Restricted Subsidiaries	—	—	(154,472)	154,472	—
Capital contributions received	—	50,000	26	(50,026)	—
Borrowings from Restricted Subsidiaries	—	—	50,766	(50,766)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,200)	1,200	—
Proceeds from 2011 VML credit facility	—	—	3,201,535	—	3,201,535
Repayments on VML credit facility	—	—	(2,060,819)	—	(2,060,819)
Repayments on VOL credit facility	—	—	(749,660)	—	(749,660)
Repayments on Singapore credit facility	—	—	(418,564)	—	(418,564)
Repayments on senior secured credit facility	—	(28,937)	—	—	(28,937)
Repayments on ferry financing	—	—	(35,002)	—	(35,002)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease	—	(1,669)	—	—	(1,669)
Repayments on other long-term debt	—	—	(1,971)	—	(1,971)
Repurchases and redemption of preferred stock	(845,321)	—	—	—	(845,321)
Payments of preferred stock inducement premium	(16,871)	—	—	—	(16,871)
Payments of deferred financing costs	—	—	(84,826)	—	(84,826)

Net cash used in financing activities	(905,427)	(126,839)	(259,813)	198,618	(1,093,461)

Effect of exchange rate on cash	—	—	(5,292)	—	(5,292)

Increase (decrease) in cash and cash equivalents	(1,018,995)	277,416	1,607,216	—	865,637
Cash and cash equivalents at beginning of year	1,031,844	412,226	1,593,011	—	3,037,081

Cash and cash equivalents at end of year	$12,849	$689,642	$3,200,227	$—	$3,902,718

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2010

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from (used in) operating activities	$(28,875)	$331,374	$1,651,768	$(84,116)	$1,870,151

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	159	(688,425)	—	(688,266)
Capital expenditures	(7,538)	(26,021)	(1,990,422)	—	(2,023,981)
Proceeds from disposal of property and equipment	—	828	48,907	—	49,735
Acquisition of intangible assets	(590)	—	(44,713)	—	(45,303)
Purchases of investments	—	—	(173,774)	—	(173,774)
Proceeds from investments	—	—	173,774	—	173,774
Notes receivable to non-restricted subsidiaries	—	(52,729)	—	52,729	—
Dividends received from Restricted Subsidiaries	4,300,000	—	—	(4,300,000)	—
Dividends received from non-restricted subsidiaries	—	56,100	—	(56,100)	—
Capital contributions to subsidiaries	(3,567,037)	(16,537)	—	3,583,574	—

Net cash generated from (used in) investing activities	724,835	(38,200)	(2,674,653)	(719,797)	(2,707,815)

Cash flows from financing activities:
Proceeds from exercise of stock options	16,455	—	—	—	16,455
Proceeds from exercise of warrants	225,514	—	—	—	225,514
Dividends paid	(93,400)	—	—	—	(93,400)
Dividends paid to Las Vegas Sands Corp.	—	(4,384,116)	—	4,384,116	—
Dividends paid to Restricted Subsidiaries	—	—	(56,100)	56,100	—
Capital contributions received	—	3,400,037	183,537	(3,583,574)	—
Borrowings from Restricted Subsidiaries	—	—	52,729	(52,729)	—
Proceeds from VOL credit facility	—	—	749,305	—	749,305
Proceeds from Singapore credit facility	—	—	647,988	—	647,988
Repayments on senior secured credit facility	—	(1,810,329)	—	—	(1,810,329)
Repayments on VML credit facility	—	—	(572,337)	—	(572,337)
Repurchase and cancellation of senior notes	(56,675)	—	—	—	(56,675)
Repayments on ferry financing	—	—	(35,055)	—	(35,055)
Repayments on airplane financings	(3,687)	—	—	—	(3,687)
Repayments on HVAC equipment lease	—	(1,711)	—	—	(1,711)
Repayments on other long-term debt	—	(108,549)	(12,532)	—	(121,081)
Payments of preferred stock inducement premium	(6,579)	—	—	—	(6,579)
Payments of deferred financing costs	—	(9,905)	(56,060)	—	(65,965)

Net cash generated from (used in) financing activities	81,628	(2,914,573)	901,475	803,913	(1,127,557)

Effect of exchange rate on cash	—	—	46,886	—	46,886

Increase (decrease) in cash and cash equivalents	777,588	(2,621,399)	(74,524)	—	(1,918,335)
Cash and cash equivalents at beginning of year	254,256	3,033,625	1,667,535	—	4,955,416

Cash and cash equivalents at end of year	$1,031,844	$412,226	$1,593,011	$—	$3,037,081

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)(2)(3)	Second(1)(3)(4)	Third(1)(4)	Fourth(1)	Total(1)
	(In thousands, except per share data)
2012
Net revenues	$2,762,742	$2,581,906	$2,709,482	$3,077,002	$11,131,132
Operating income	707,554	397,728	534,095	672,005	2,311,382
Net income	579,109	286,381	444,980	571,343	1,881,813
Net income attributable to Las Vegas Sands Corp. and common stockholders	498,942	240,587	349,782	434,782	1,524,093
Basic earnings per share	0.66	0.29	0.43	0.53	1.89
Diluted earnings per share	0.61	0.29	0.42	0.53	1.85
2011
Net revenues	$2,111,919	$2,345,096	$2,409,375	$2,544,355	$9,410,745
Operating income	485,927	608,122	632,556	663,282	2,389,887
Net income	364,503	489,092	505,172	524,352	1,883,119
Net income attributable to Las Vegas Sands Corp.	289,323	410,637	424,879	435,284	1,560,123
Net income attributable to common stockholders	228,156	367,607	353,631	320,114	1,269,508
Basic earnings per share	0.32	0.50	0.48	0.44	1.74
Diluted earnings per share	0.28	0.45	0.44	0.39	1.56

(1)

The Company repurchased, redeemed or induced holders to redeem all outstanding preferred stock, which resulted in charges to net income attributable to common stockholders of $18.4 million, $0.7 million, $29.0 million and $97.6 million during the first, second, third and fourth quarters of the year ended December 31, 2011, respectively. For the year ended December 31, 2011, $145.7 million was charged to net income attributable to common stockholders.

(2)

During the first quarter of 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock and paid $525.0 million in cash as settlement of the exercise price.

(3)	During the first and second quarters of 2012, the Company recorded impairment losses of $42.9 million and $100.7 million, respectively.
(4)	Phases I and IIA of Sands Cotai Central opened in April and September 2012, respectively.

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

For the Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
2010	$118,700	97,762	(34,606)	$181,856

2011	$181,856	150,456	(57,246)	$275,066

2012	$275,066	239,332	(22,716)	$491,682

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Deferred income tax asset valuation allowance:
2010	$280,007	51,268	—	$331,275

2011	$331,275	46,228	(52,264)	$325,239

2012	$325,239	1,088,812	(23,151)	$1,390,900

ITEM 9. —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2012, and have concluded that they are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that had a material effect, or was reasonably likely to have a material effect, on the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on this framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B. —	OTHER INFORMATION

1997 Plan

On February 28, 2013, the Company terminated its LVSLLC 1997 Fixed Stock Option Plan (as amended to date, the “Plan”). See “Item 7 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Stock-Based Employee Compensation — LVSLLC 1997 Fixed Option Stock Plan” regarding the Plan.

Preferred Stock

On February 28, 2013, the Company filed a Certificate of Withdrawal with the Secretary of State of Nevada with respect to the Company’s Series A 10% Cumulative Perpetual Preferred Stock (the “Series A Stock”). The Series A Stock had been issued pursuant to a Certificate of Designations of Series A 10% Cumulative Perpetual Preferred Stock (the “Certificate of Designations”) and all such shares were redeemed by November 15, 2011, leaving no shares of Series A Stock outstanding after such date. The Company is permitted under Nevada law to file a certificate of withdrawal with the Secretary of State of Nevada to eliminate from the Company’s Amended and Restated Articles of Incorporation all matters contained in the Certificate of Designations regarding the Series A Stock when no such shares remain outstanding. Accordingly, the Company filed a Certificate of Withdrawal as stated above, which was effective when filed.

PART III

ITEM 10. —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 26, 2013 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”

We have adopted a Code of Business Conduct and Ethics, which is posted on our website at www.lasvegassands.com, along with any amendments or waivers to the Code. Copies of the Code of Business Conduct and Ethics are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

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

(1) List of Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) List of Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit No.	Description of Document

3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) filed on November 22, 2004).

3.2	Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2007 and filed on November 9, 2007).

4.1	Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) filed on November 22, 2004).

10.1	Warrant Agreement, dated as of November 14, 2008, between Las Vegas Sands Corp. and U.S. Bank National Association, as warrant agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.2	Amendment and Restatement Agreement dated as of August 17, 2010, to the Credit and Guaranty Agreement dated as of May 23, 2007, as amended, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia (including as Exhibit A thereto the Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2010 among Las Vegas Sands, LLC, the Guarantors party thereto, the lenders party thereto, Goldman Sachs Credit Partners L.P, Citigroup Global Markets Inc., The Bank of Nova Scotia and Credit Suisse AG, Cayman Islands Branch, Barclays Capital Inc. and JPMorgan Chase Bank, N.A.) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2010 and filed on November 9, 2010).

10.3	Security Agreement, dated as of May 23, 2007, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Phase II Mall Subsidiary, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.5	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Las Vegas Sands, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

Exhibit No.	Description of Document

10.6	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC, as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.7	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Venetian Casino Resort, LLC and Las Vegas Sands, LLC, jointly and severally as trustors, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Interface Group-Nevada, Inc., as trustor, as of May 23, 2007 in favor of First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia, in its capacity as collateral agent, as beneficiary (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.9	Credit Agreement, dated as of September 21, 2011, entered into by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed on the signature pages thereto as Lenders, Bank of China Limited, Macau Branch (“BOC”), as administrative agent for the Lenders, Goldman Sachs (Asia) L.L.C., Goldman Sachs Lending Partners LLC, Bank of America, N.A., BOC, Barclays Capital, BNP Paribas Hong Kong Branch, Citigroup Global Markets Asia Limited, Citibank, N.A. Hong Kong Branch, Commerzbank AG, Credit Agricole Corporate and Investment Bank, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Singapore Branch, Industrial and Commercial Bank of China (Macau) Limited, ING Capital L.L.C. and ING Bank NV, Singapore Bank, Sumitomo Mitsui Banking Corporation, UBS Securities LLC and United Overseas Bank Limited, as global coordinators and bookrunners for the Term Loan Facility and Revolving Credit Facility and as co-syndication agents for the Term Loan Lenders and Revolving Loan Lenders and Banco Nacional Ultramarino, S.A., DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, The Bank of Nova Scotia and Wing Lung Bank Ltd., Macau Branch, as lead arrangers for the Term Loan Facility and Revolving Credit Facility (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2011 and filed on November 9, 2011).

Exhibit No.	Description of Document

10.10	Credit Agreement, dated as of May 17, 2010, by and among Venetian Orient Limited, the financial institutions listed as Lenders on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, Goldman Sachs Lending Partners LLC, BNP Paribas, Hong Kong Branch, Citibank, N.A., Citigroup Financial Services Limited and Citibank, N.A., Hong Kong Branch, UBS AG Hong Kong Branch, Barclays Capital, The Investment Banking Division of Barclays PLC, Bank of China Limited, Macau Branch (“BOC”), and Industrial and Commercial Bank of China (Macau) Limited (“ICBC”), as Global Coordinators and Bookrunners, and, with the exception of BOC and ICBC, as co-syndication agents for the enders, and Banco Nacional Ultramarino, S.A., DBS Bank Ltd. and Oversea-Chinese Banking Corporation Limited, as Mandated Lead Arrangers and Bookrunners (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.11	Sponsor Agreement, dated as of May 17, 2010, by and between Sands China Ltd., The Bank of Nova Scotia, as administrative agent, and Bank of China Limited, Macau Branch, as the collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.12	Guaranty, dated as of May 17, 2010, is made by Sands China Ltd., and each Subsidiary of Sands China Ltd. Required from time to time to become party hereto pursuant to the Credit Agreement, in favor of and for the benefit of The Bank of Nova Scotia, as administrative agent (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.13	Facility Agreement, dated as of June 25, 2012, among Marina Bay Sands Pte. Ltd., as borrower, DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS Bank Ltd., as agent for the finance parties and security trustee for the secured parties and certain other lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2012 and filed on August 9, 2012).

10.14	Construction Agency Agreement, dated as of May 1, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.15	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.16	Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.17	Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 22, 2004).

10.18	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

10.19†	Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-118827) dated December 10, 2004).

10.20	Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.21	Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

Exhibit No.	Description of Document

10.22	Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.23	Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.24	Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.25	Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.26	Energy Services Agreement, dated as of May 1, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.27	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K (File No. 333-42147) for the year ended December 31, 1999 and filed on March 30, 2000).

10.28	Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

10.29	Energy Services Agreement Amendment No. 3 dated as of February 10, 2009, by and between Trigen-Las Vegas Energy Company, LLC f/k/a Atlantic Pacific Las Vegas, LLC, Venetian Casino Resort, LLC Grand Canal Shops II, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.30	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.31	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.32	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.33	Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.34	Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.35+	Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2005and filed on May 16, 2005).

10.36+	First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

Exhibit No.	Description of Document

10.37+	Second Amendment, dated as of December 14, 2011, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.38+	Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.39+	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.40+	Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.41+	Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.42+	Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.43+	Las Vegas Sands Corp. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2005 and filed on May 16, 2005).

10.44+	Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.45+	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on February 9, 2007).

10.46+	Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.47+	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2008 and filed on March 2, 2009).

10.48+	Employment Agreement, dated as of November 13, 2010, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.49+	Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2008 and filed on March 2, 2009).

10.50+	Letter Agreement, dated January 18, 2010, between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.51+	Employment Agreement, dated as of January 11, 2011, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.52	Settlement Agreement, date as of June 24, 2011, by and among Venetian Casino Resort, LLC, Phase II Mall Holding, LLC, GGP Limited Partnership, The Shoppes at the Palazzo, LLC (f/k/a Phase II Mall Subsidiary, LLC) and Grand Canal Shops II, LLC (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.53+	Terms of Continued Employment, dated June 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2012 and filed on August 9, 2012).

Exhibit No.	Description of Document

10.54+	Terms of Continued Employment, dated as of March 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2012 and filed on May 10, 2012).

10.55	Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.56	Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.57	Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (File No. 333-118827) dated October 25, 2004).

10.58	Second Amendment, dated as of January 31, 2008, to Agreement dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.59	Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.60	Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.61	Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.62	Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.63	First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.64	Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on April 4, 2005).

10.65	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.66	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.67	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.68	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

Exhibit No.	Description of Document

10.69	Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations Bermuda, LTD and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.70	Aircraft Time Share Agreement, dated as of May 23, 2007, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.71	Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2005 and filed November 14, 2005).

10.72	Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.73	Aircraft Time Sharing Agreement dated as of April 14, 2011, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2011).

10.74+	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.75+	Form of Restricted Stock Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.86 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.76+	Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.87 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.77+	Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

21.1*	Subsidiaries of Las Vegas Sands Corp.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with “**” and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

March 1, 2013	/s/ SHELDON G. ADELSON
Sheldon G. Adelson,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief	March 1, 2013
Sheldon G. Adelson	Executive Officer and Director

/S/ MICHAEL A. LEVEN	President, Chief Operating Officer	March 1, 2013
Michael A. Leven	and Director

/S/ JASON N. ADER	Director	March 1, 2013
Jason N. Ader

/S/ IRWIN CHAFETZ	Director	March 1, 2013
Irwin Chafetz

/S/ VICTOR CHALTIEL	Director	March 1, 2013
Victor Chaltiel

/S/ CHARLES D. FORMAN	Director	March 1, 2013
Charles D. Forman

/S/ GEORGE P. KOO	Director	March 1, 2013
George P. Koo

/S/ CHARLES A. KOPPELMAN	Director	March 1, 2013
Charles A. Koppelman

/S/ JEFFREY H. SCHWARTZ	Director	March 1, 2013
Jeffrey H. Schwartz

/S/ IRWIN A. SIEGEL	Director	March 1, 2013
Irwin A. Siegel

/S/ KENNETH J. KAY	Executive Vice President and Chief	March 1, 2013
Kenneth J. Kay	Financial Officer

/S/ MICHAEL A. QUARTIERI	Chief Accounting Officer and	March 1, 2013
Michael A. Quartieri	Global Controller