Form 10-Q
period 2013-03-31
LAS VEGAS SANDS CORP
filed 2013-05-10
CIK 1300514

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock ($0.001 par value)	824,860,248 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,379,748	$2,512,766
Restricted cash and cash equivalents	5,672	4,521
Accounts receivable, net	1,973,984	1,819,260
Inventories	42,381	43,875
Deferred income taxes, net	1,765	2,299
Prepaid expenses and other	98,151	94,793

Total current assets	4,501,701	4,477,514
Property and equipment, net	15,648,642	15,766,748
Deferred financing costs, net	198,437	214,465
Restricted cash and cash equivalents	1,073	1,938
Deferred income taxes, net	37,315	43,280
Leasehold interests in land, net	1,431,111	1,458,741
Intangible assets, net	68,036	70,618
Other assets, net	124,638	130,348

Total assets	$22,010,953	$22,163,652

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132,931	$106,498
Construction payables	366,816	343,372
Accrued interest payable	3,472	15,542
Other accrued liabilities	1,870,482	1,895,483
Income taxes payable	217,978	164,126
Current maturities of long-term debt	97,347	97,802

Total current liabilities	2,689,026	2,622,823
Other long-term liabilities	138,596	133,936
Deferred income taxes	179,026	185,945
Deferred proceeds from sale of The Shoppes at The Palazzo	268,099	267,956
Deferred gain on sale of The Grand Canal Shoppes	43,014	43,880
Deferred rent from mall transactions	118,065	118,435
Long-term debt	9,731,002	10,132,265

Total liabilities	13,166,828	13,505,240

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 824,852,598 and 824,297,756 shares issued and outstanding	825	824
Capital in excess of par value	6,264,237	6,237,488
Accumulated other comprehensive income	217,302	263,078
Retained earnings	843,679	560,452

Total Las Vegas Sands Corp. stockholders’ equity	7,326,043	7,061,842
Noncontrolling interests	1,518,082	1,596,570

Total equity	8,844,125	8,658,412

Total liabilities and equity	$22,010,953	$22,163,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,736,054	$2,266,493
Rooms	325,016	267,727
Food and beverage	185,329	153,455
Mall	85,461	71,418
Convention, retail and other	126,061	129,717

	3,457,921	2,888,810
Less — promotional allowances	(155,202)	(126,068)

Net revenues	3,302,719	2,762,742

Operating expenses:
Casino	1,526,279	1,207,551
Rooms	68,690	52,786
Food and beverage	96,731	78,301
Mall	17,258	16,301
Convention, retail and other	78,849	79,524
Provision for doubtful accounts	64,679	52,218
General and administrative	290,414	218,717
Corporate	56,272	48,955
Pre-opening	6,837	51,459
Development	5,351	1,198
Depreciation and amortization	252,557	194,747
Amortization of leasehold interests in land	10,167	9,945
Impairment loss	—	42,893
Loss on disposal of assets	1,932	593

	2,476,016	2,055,188

Operating income	826,703	707,554
Other income (expense):
Interest income	3,793	5,648
Interest expense, net of amounts capitalized	(68,832)	(64,672)
Other expense	(2,108)	(3,419)
Loss on early retirement of debt	—	(2,831)

Income before income taxes	759,556	642,280
Income tax expense	(55,582)	(63,171)

Net income	703,974	579,109
Net income attributable to noncontrolling interests	(132,013)	(80,167)

Net income attributable to Las Vegas Sands Corp.	$571,961	$498,942

Earnings per share:
Basic	$0.69	$0.66

Diluted	$0.69	$0.61

Weighted average shares outstanding:
Basic	823,367,441	760,437,437

Diluted	827,452,691	818,797,155

Dividends declared per common share	$0.35	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Net income	$703,974	$579,109
Currency translation adjustment	(48,456)	98,878

Total comprehensive income	655,518	677,987
Comprehensive income attributable to noncontrolling interests	(129,333)	(81,214)

Comprehensive income attributable to Las Vegas Sands Corp.	$526,185	$596,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2012	$733	$5,610,160	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	498,942	80,167	579,109
Currency translation adjustment	—	—	97,831	—	1,047	98,878
Exercise of stock options	1	20,151	—	—	1,107	21,259
Stock-based compensation	—	18,383	—	—	1,001	19,384
Issuance of restricted stock	1	(1)	—	—	—	—
Exercise of warrants	88	526,080	—	—	—	526,168
Dividends declared	—	—	—	(205,689)	(178,218)	(383,907)
Distributions to noncontrolling interests	—	—	—	—	(2,195)	(2,195)

Balance at March 31, 2012	$823	$6,174,773	$191,935	$2,438,945	$1,491,372	$10,297,848

Balance at January 1, 2013	$824	$6,237,488	$263,078	$560,452	$1,596,570	$8,658,412
Net income	—	—	—	571,961	132,013	703,974
Currency translation adjustment	—	—	(45,776)	—	(2,680)	(48,456)
Exercise of stock options	1	11,208	—	—	746	11,955
Tax benefit from stock-based compensation	—	1,525	—	—	—	1,525
Stock-based compensation	—	14,016	—	—	873	14,889
Dividends declared	—	—	—	(288,734)	(207,266)	(496,000)
Distributions to noncontrolling interests	—	—	—	—	(2,174)	(2,174)

Balance at March 31, 2013	$825	$6,264,237	$217,302	$843,679	$1,518,082	$8,844,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$703,974	$579,109
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	252,557	194,747
Amortization of leasehold interests in land	10,167	9,945
Amortization of deferred financing costs and original issue discount	14,185	11,596
Amortization of deferred gain and rent	(1,236)	(1,236)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	341	428
Loss on early retirement of debt	—	815
Impairment and loss on disposal of assets	1,932	43,486
Stock-based compensation expense	14,617	19,166
Provision for doubtful accounts	64,679	52,218
Foreign exchange (gain) loss	(6,941)	724
Excess tax benefits from stock-based compensation	(1,525)	—
Deferred income taxes	2,619	(4,083)
Changes in operating assets and liabilities:
Accounts receivable	(234,417)	(223,358)
Inventories	1,344	(4,742)
Prepaid expenses and other	1,111	(27,785)
Accounts payable	26,992	356
Accrued interest payable	(12,023)	(24,903)
Income taxes payable	58,874	63,134
Other accrued liabilities	(11,732)	(22,166)

Net cash generated from operating activities	885,518	667,451

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(294)	(195)
Capital expenditures	(197,191)	(398,260)
Proceeds from disposal of property and equipment	426	761

Net cash used in investing activities	(197,059)	(397,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,955	21,259
Proceeds from exercise of warrants	—	526,168
Excess tax benefits from stock-based compensation	1,525	—
Dividends paid	(495,820)	(383,463)
Distributions to noncontrolling interests	(2,174)	(2,195)
Repayments on long-term debt (Note 3)	(334,578)	(306,231)
Payments of deferred financing costs	—	(114)

Net cash used in financing activities	(819,092)	(144,576)

Effect of exchange rate on cash	(2,385)	28,461

Increase (decrease) in cash and cash equivalents	(133,018)	153,642
Cash and cash equivalents at beginning of period	2,512,766	3,902,718

Cash and cash equivalents at end of period	$2,379,748	$4,056,360

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$62,928	$77,786

Cash payments for taxes, net of refunds	$2,086	$1,955

Change in construction payables	$23,444	$(48,341)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$272	$218

Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$180	$444

Property and equipment acquired under capital lease	$—	$340

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

The shares of the Company’s subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company’s operations in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China) are listed on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”) and are not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.

Operations

Macao

The Company currently owns 70.2% of SCL, which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.

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

In April and September 2012 and January 2013, the Company opened phases I, IIA and IIB, respectively, of its Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA, includes the first hotel tower on parcel 6, which features approximately 1,800 rooms and suites managed by Starwood Asia Pacific Hotels and Resorts Pte Ltd. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2013, the Company has capitalized costs of $4.07 billion for the entire project, including the land premium (net of amortization) and $225.1 million in outstanding construction payables.

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

Singapore

The Company owns and operates the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. In April 2013, the Company paid 57.0 million Singapore dollars (“SGD,” approximately $45.9 million at exchange rates in effect on March 31, 2013) to the Casino Regulatory Authority in Singapore as part of the process to renew its gaming license, which now expires April 2016.

United States

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and enclosed retail, dining and entertainment complexes located within The Venetian Las Vegas (“The Grand Canal Shoppes”) and The Palazzo (“The Shoppes at The Palazzo”), both of which were sold to GGP Limited Partnership (“GGP”, see “— Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo).

Pennsylvania

The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center, which opened in May 2012. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.

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

Macao

The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), hotel and shopping mall. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has commenced construction activities and has capitalized costs of $143.7 million, including the land premium (net of amortization), as of March 31, 2013. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.

Under the Company’s land concession for Sands Cotai Central, the Company is required to complete the development by May 2014. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. The Company expects to apply for an extension from the Macao government to complete Sands Cotai Central, as the Company will be unable to meet the May 2014 deadline. Should the Company determine that it is unable to complete The Parisian Macao by April 2016, the Company would then also expect to apply for an extension from the Macao government. If the Company is unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.07 billion or $143.7 million in capitalized construction costs and land premiums (net of amortization), as of March 31, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of March 31, 2013, the Company has capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

Development Financing Strategy

Through March 31, 2013, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. The Company’s Macao facility also requires the Company’s Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending March 31 through June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The Singapore credit facility (the “2012 Singapore Credit Facility”) requires operations of Marina Bay Sands to comply with similar financial covenants, which commenced with the quarterly period ended September 30, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted cash and cash equivalents of approximately $2.38 billion and restricted cash and cash equivalents of $6.7 million as of March 31, 2013. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company will need to arrange additional financing to fund the balance of its Cotai Strip developments on terms suitable to the Company, including pursuing approximately $2.0 billion of financing for The Parisian Macao. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof, including evaluating strategic alternatives related to the Company’s Pennsylvania operations.

Recent Accounting Pronouncements

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land and improvements	$557,842	$515,538
Building and improvements	15,262,127	14,414,026
Furniture, fixtures, equipment and leasehold improvements	2,605,623	2,557,071
Transportation	441,671	411,671
Construction in progress	970,042	1,824,531

	19,837,305	19,722,837
Less — accumulated depreciation and amortization	(4,188,663)	(3,956,089)

	$15,648,642	$15,766,748

Construction in progress consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Four Seasons Macao (principally the Four Seasons Apartments)	$415,497	$415,367
The Parisian Macao	85,037	59,510
Sands Cotai Central	83,150	913,432
Other	386,358	436,222

	$970,042	$1,824,531

The $386.4 million in other construction in progress as of March 31, 2013, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.

Under generally accepted accounting principles, the sale of The Shoppes at The Palazzo has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $247.9 million (net of $63.5 million of accumulated depreciation) as of March 31, 2013, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.

During the three months ended March 31, 2013 and 2012, the Company capitalized interest expense of $1.8 million and $22.1 million, respectively. During the three months ended March 31, 2013 and 2012, the Company capitalized approximately $5.7 million and $2.8 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company,” the Company may be required to record an impairment charge related to these developments in the future.

NOTE 3 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$1,811,899	$1,816,477
Senior Secured Credit Facility — Delayed Draws I and II	605,033	606,561
Senior Secured Credit Facility — Revolving	400,000	400,000
Airplane Financings	70,125	71,047
HVAC Equipment Lease	19,311	19,714
Other	3,215	3,689
Macao Related:
2011 VML Credit Facility	3,206,847	3,209,839
Other	6,901	7,313
Singapore Related:
2012 Singapore Credit Facility — Term	3,704,593	3,767,141
2012 Singapore Credit Facility — Revolving	—	327,578
Other	425	708

	9,828,349	10,230,067
Less — current maturities	(97,347)	(97,802)

Total long-term debt	$9,731,002	$10,132,265

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Senior Secured Credit Facility

As of March 31, 2013, the Company had $95.5 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit.

2011 VML Credit Facility

As of March 31, 2013, the Company had $500.0 million of available borrowing capacity under the 2011 VML Credit Facility.

2012 Singapore Credit Facility

As of March 31, 2013, the Company had SGD 492.6 million (approximately $396.7 million at exchange rates in effect on March 31, 2013) of available borrowing capacity under the 2012 Singapore Credit Facility, net of outstanding banker’s guarantees.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Repayments on 2012 Singapore Credit Facility	$(325,979)	$—
Repayments on Senior Secured Credit Facility	(6,106)	(7,234)
Repayments on Singapore Credit Facility	—	(98,577)
Redemption of Senior Notes	—	(189,712)
Repayments on Airplane Financings	(922)	(922)
Repayments on Ferry Financing	—	(8,779)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(1,571)	(1,007)

	$(334,578)	$(306,231)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of March 31, 2013 and December 31, 2012, was approximately $9.77 billion and $10.12 billion, respectively, compared to its carrying value of $9.80 billion and $10.20 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

NOTE 4 — EQUITY AND EARNINGS PER SHARE

Common Stock Dividends

On March 29, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the three months ended March 31, 2013, the Company recorded $288.8 million as a distribution against retained earnings (of which $151.0 million related to the Principal Stockholder’s family). Of this amount, approximately $0.5 million has been recorded as a liability, which will be paid to holders of unvested restricted stock and stock units upon vesting.

On March 30, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the three months ended March 31, 2012, the Company recorded $205.7 million as a distribution against retained earnings (of which $107.8 million related to the Principal Stockholder’s family).

In April 2013, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on June 28, 2013, to shareholders of record on June 20, 2013.

Warrants

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Noncontrolling Interests

On February 28, 2013, SCL paid a dividend of 0.67 Hong Kong dollars per share (a total of $696.4 million) to SCL shareholders of record on February 19, 2013 (of which the Company retained $489.1 million). On February 28, 2012, SCL paid a dividend of 0.58 Hong Kong dollars per share (a total of $599.8 million) to SCL shareholders of record on February 20, 2012 (of which the Company retained $421.6 million).

During the three months ended March 31, 2013 and 2012, the Company distributed $2.2 million to certain of its noncontrolling interests.

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	823,367,441	760,437,437
Potential dilution from stock options, warrants and restricted stock and stock units	4,085,250	58,359,718

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	827,452,691	818,797,155

Antidilutive stock options excluded from the calculation of diluted earnings per share	4,384,859	4,269,417

Accumulated Other Comprehensive Income

As of March 31, 2013 and December 31, 2012, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

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

As of March 31, 2013 and December 31, 2012, the Company’s joint ventures had total assets of $92.1 million and $94.5 million, respectively, and total liabilities of $99.7 million and $95.8 million, respectively.

NOTE 6 — INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macao and Singapore. In January 2013, the Internal Revenue Service (“IRS”) completed its examination of tax years 2005 through 2009. The Company decreased its unrecognized tax benefits by $9.3 million due to the conclusion of the IRS audit. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax year 2010. The Company is subject to examination for tax years after 2007 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and impact the provision for income taxes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Since January 1, 2012, the Company no longer considers the current portion of the tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided a deferred tax provision for these foreign earnings as the Company expects there will be sufficient U.S. foreign tax credits to offset the U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. During July 2012, Venetian Macau Limited (“VML”) requested an additional 5-year income tax exemption; however, there is no assurance that the Company will receive the extension. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on March 31, 2013) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended
	March 31,
	2013	2012
Compensation expense:
Stock options	$9,033	$10,866
Restricted stock and stock units	5,584	8,300

	$14,617	$19,166

Compensation cost capitalized as part of property and equipment	$272	$218

LVSC 2004 Plan:
Stock options granted	58	51

Weighted average grant date fair value	$31.71	$35.49

Restricted stock granted	18	497

Weighted average grant date fair value	$51.08	$53.30

Restricted stock units granted	8	13

Weighted average grant date fair value	$52.17	$51.07

SCL Equity Plan:
Stock options granted	1,487	2,435

Weighted average grant date fair value	$2.19	$1.68

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2013	2012
LVSC 2004 Plan:
Weighted average volatility	94.9%	95.3%
Expected term (in years)	5.5	6.3
Risk-free rate	1.0%	1.1%
Expected dividends	2.7%	1.9%
SCL Equity Plan:
Weighted average volatility	68.3%	70.4%
Expected term (in years)	6.3	6.2
Risk-free rate	0.4%	0.6%
Expected dividends	3.6%	4.0%

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

The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013
Cash equivalents(1)	$1,365,975	$1,365,975	$—	$—
Interest rate caps(2)	$171	$—	$171	$—
As of December 31, 2012
Cash equivalents(1)	$1,377,330	$1,377,330	$—	$—
Interest rate caps(2)	$218	$—	$218	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of March 31, 2013 and December 31, 2012, the Company had 25 and 30 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.2 million based on quoted market values from the institutions holding the agreements.

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

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. The trial began on March 27, 2013, and is in process as of the date of this filing. As such, the Company is unable at this time to determine the probability of the outcome or range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order. On January 29, 2013, the District Court of Clark County granted defendants motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the writ. On February 28, 2013, the District Court of Clark County ordered a hearing on plaintiffs request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order; and the Nevada Supreme Court ordered the plaintiff to answer the writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court of Clark County until such time as the Nevada Supreme Court decides the writ. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of March 31, 2013.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing Defendants’ Motion for Partial Reconsideration of the Court’s Order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort, LLC (“VCR” and collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.8 million at exchange rates in effect on March 31, 2013) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

On August 1, 2012, SCL filed an announcement with the SEHK stating that SCL’s subsidiary, VML, has received a notification from the Office for Personal Data Protection of the Macao government (the “OPDP”) indicating that the OPDP has launched an official investigation procedure in relation to the alleged transfer from Macao by VML to the United States of certain data contrary to the Personal Data Protection Act (Macau). On April 13, 2013, the OPDP presented its findings and VML received a cumulative fine of 40,000 patacas (approximately $5,002 at exchange rates in effect on March 31, 2013). VML paid the fine as levied by the OPDP.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao and phase III of Sands Cotai Central in Macao, and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The information for the three months ended March 31, 2012, has been reclassified to conform to the current presentation. The Company’s segment information as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net Revenues:
Macao:
The Venetian Macao	$872,212	$772,760
Sands Cotai Central	587,179	—
Four Seasons Macao	223,220	299,604
Sands Macao	310,273	349,083
Other Asia	33,873	35,568

	2,026,757	1,457,015
Marina Bay Sands	794,864	848,669
United States:
Las Vegas Operating Properties	411,541	384,603
Sands Bethlehem	122,916	115,562

	534,457	500,165
Intersegment eliminations	(53,359)	(43,107)

Total net revenues	$3,302,719	$2,762,742

Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$348,482	$281,933
Sands Cotai Central	131,521	—
Four Seasons Macao	53,552	67,519
Sands Macao	96,602	106,956
Other Asia	(3,589)	(5,722)

	626,568	450,686
Marina Bay Sands	396,781	472,519
United States:
Las Vegas Operating Properties	113,428	115,806
Sands Bethlehem	29,856	27,502

	143,284	143,308

Total adjusted property EBITDA	1,166,633	1,066,513
Other Operating Costs and Expenses
Stock-based compensation	(6,814)	(9,169)
Corporate	(56,272)	(48,955)
Pre-opening	(6,837)	(51,459)
Development	(5,351)	(1,198)
Depreciation and amortization	(252,557)	(194,747)
Amortization of leasehold interests in land	(10,167)	(9,945)
Impairment loss	—	(42,893)
Loss on disposal of assets	(1,932)	(593)

Operating income	826,703	707,554
Other Non-Operating Costs and Expenses
Interest income	3,793	5,648
Interest expense, net of amounts capitalized	(68,832)	(64,672)
Other expense	(2,108)	(3,419)
Loss on early retirement of debt	—	(2,831)
Income tax expense	(55,582)	(63,171)

Net income	$703,974	$579,109

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Intersegment Revenues
Macao:
The Venetian Macao	$1,074	$913
Sands Cotai Central	89	—
Other Asia	9,254	6,416

	10,417	7,329
Marina Bay Sands	2,408	488
Las Vegas Operating Properties	40,534	35,290

Total intersegment revenues	$53,359	$43,107

	Three Months Ended
	March 31,
	2013	2012
Capital Expenditures
Corporate and Other	$13,037	$5,024
Macao:
The Venetian Macao	26,439	20,606
Sands Cotai Central	79,541	262,986
Four Seasons Macao	1,979	16,705
Sands Macao	4,611	4,729
Other Asia	46	232
The Parisian Macao	16,030	44

	128,646	305,302
Marina Bay Sands	36,128	62,391
United States:
Las Vegas Operating Properties	18,345	16,509
Sands Bethlehem	1,035	9,034

	19,380	25,543

Total capital expenditures	$197,191	$398,260

	March 31,	December 31,
	2013	2012
Total Assets
Corporate and Other	$1,360,529	$586,788
Macao:
The Venetian Macao	2,716,927	3,254,193
Sands Cotai Central	4,469,177	4,791,560
Four Seasons Macao	1,375,830	1,338,714
Sands Macao	429,180	414,531
Other Asia	315,733	345,522
The Parisian Macao	143,714	118,975
Other Development Projects	187	123

	9,450,748	10,263,618
Marina Bay Sands	6,729,264	6,941,510
United States:
Las Vegas Operating Properties	3,736,197	3,605,513
Sands Bethlehem	734,215	766,223

	4,470,412	4,371,736

Total assets	$22,010,953	$22,163,652

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	March 31,	December 31,
	2013	2012
Total Long-Lived Assets
Corporate and Other	$402,763	$398,100
Macao:
The Venetian Macao	1,953,454	1,968,415
Sands Cotai Central	3,879,939	3,836,471
Four Seasons Macao	959,321	971,732
Sands Macao	281,739	285,344
Other Asia	198,690	202,392
The Parisian Macao	143,714	118,912

	7,416,857	7,383,266
Marina Bay Sands	5,514,729	5,657,351
United States:
Las Vegas Operating Properties	3,144,309	3,179,426
Sands Bethlehem	601,095	607,346

	3,745,404	3,786,772

Total long-lived assets	$17,079,753	$17,225,489

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Interface Group-Nevada, Inc., Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Restricted Subsidiaries”), are all guarantors under the Senior Secured Credit Facility. In March 2013, Phase II Mall Holding, LLC was merged into Lido Casino Resort Holding Company, LLC, which was then merged into Lido Intermediate Holding Company, LLC, which was then merged into VCR. Mall Intermediate Holding Company, LLC was also merged into VCR in March 2013. The noncontrolling interest amount included in the Restricted Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $20.4 million (consisting of $247.9 million of property and equipment, offset by $268.3 million of liabilities consisting primarily of deferred proceeds from the sale) and $17.3 million (consisting of $250.8 million of property and equipment, offset by $268.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of March 31, 2013 and December 31, 2012, respectively, and a net loss (consisting primarily of depreciation expense) of $3.2 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$110,938	$287,723	$1,981,087	$—	$2,379,748
Restricted cash and cash equivalents	—	34	5,638	—	5,672
Intercompany receivables	209,961	50,376	—	(260,337)	—
Intercompany notes receivable	—	611,275	237,161	(848,436)	—
Accounts receivable, net	1,852	310,323	1,661,809	—	1,973,984
Inventories	4,346	12,319	25,716	—	42,381
Deferred income taxes, net	5,780	—	4	(4,019)	1,765
Prepaid expenses and other	16,597	12,496	69,058	—	98,151

Total current assets	349,474	1,284,546	3,980,473	(1,112,792)	4,501,701
Property and equipment, net	173,364	3,298,558	12,176,720	—	15,648,642
Investments in subsidiaries	7,186,451	5,114,684	—	(12,301,135)	—
Deferred financing costs, net	224	10,957	187,256	—	198,437
Restricted cash and cash equivalents	—	1,067	6	—	1,073
Intercompany receivables	6,109	54,982	—	(61,091)	—
Intercompany notes receivable	—	970,776	—	(970,776)	—
Deferred income taxes, net	1,340	35,779	—	196	37,315
Leasehold interests in land, net	—	—	1,431,111	—	1,431,111
Intangible assets, net	690	—	67,346	—	68,036
Other assets, net	243	23,412	100,983	—	124,638

Total assets	$7,717,895	$10,794,761	$17,943,895	$(14,445,598)	$22,010,953

Accounts payable	$14,700	$26,533	$91,698	$—	$132,931
Construction payables	3,505	3,952	359,359	—	366,816
Intercompany payables	5,271	173,698	81,368	(260,337)	—
Intercompany notes payable	237,161	—	611,275	(848,436)	—
Accrued interest payable	87	1,024	2,361	—	3,472
Other accrued liabilities	19,481	230,914	1,620,087	—	1,870,482
Income taxes payable	553	9	217,416	—	217,978
Deferred income taxes	—	4,019	—	(4,019)	—
Current maturities of long-term debt	3,688	90,491	3,168	—	97,347

Total current liabilities	284,446	530,640	2,986,732	(1,112,792)	2,689,026
Other long-term liabilities	40,969	9,878	87,749	—	138,596
Intercompany payables	—	—	61,091	(61,091)	—
Intercompany notes payable	—	—	970,776	(970,776)	—
Deferred income taxes	—	—	178,830	196	179,026
Deferred amounts related to mall transactions	—	429,178	—	—	429,178
Long-term debt	66,437	2,747,222	6,917,343	—	9,731,002

Total liabilities	391,852	3,716,918	11,202,521	(2,144,463)	13,166,828

Total Las Vegas Sands Corp. stockholders’ equity	7,326,043	7,077,438	5,223,697	(12,301,135)	7,326,043
Noncontrolling interests	—	405	1,517,677	—	1,518,082

Total equity	7,326,043	7,077,843	6,741,374	(12,301,135)	8,844,125

Total liabilities and equity	$7,717,895	$10,794,761	$17,943,895	$(14,445,598)	$22,010,953

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$159,897	$2,576,157	$—	$2,736,054
Rooms	—	121,114	203,902	—	325,016
Food and beverage	—	54,821	130,508	—	185,329
Mall	—	—	85,461	—	85,461
Convention, retail and other	—	86,436	84,042	(44,417)	126,061

	—	422,268	3,080,070	(44,417)	3,457,921
Less — promotional allowances	(272)	(22,230)	(132,204)	(496)	(155,202)

Net revenues	(272)	400,038	2,947,866	(44,913)	3,302,719

Operating expenses:
Casino	—	79,583	1,447,526	(830)	1,526,279
Rooms	—	39,151	29,539	—	68,690
Food and beverage	—	24,031	73,766	(1,066)	96,731
Mall	—	—	17,258	—	17,258
Convention, retail and other	—	31,290	53,267	(5,708)	78,849
Provision for doubtful accounts	—	9,578	55,101	—	64,679
General and administrative	—	68,809	221,822	(217)	290,414
Corporate	46,740	131	46,486	(37,085)	56,272
Pre-opening	—	115	6,723	(1)	6,837
Development	4,971	386	—	(6)	5,351
Depreciation and amortization	6,154	44,973	201,430	—	252,557
Amortization of leasehold interests in land	—	—	10,167	—	10,167
Loss on disposal of assets	—	563	1,369	—	1,932

	57,865	298,610	2,164,454	(44,913)	2,476,016

Operating income (loss)	(58,137)	101,428	783,412	—	826,703
Other income (expense):
Interest income	1,063	47,536	3,898	(48,704)	3,793
Interest expense, net of amounts capitalized	(1,378)	(22,744)	(93,414)	48,704	(68,832)
Other expense	—	(1,984)	(124)	—	(2,108)
Income from equity investments in subsidiaries	601,261	474,901	—	(1,076,162)	—

Income before income taxes	542,809	599,137	693,772	(1,076,162)	759,556
Income tax benefit (expense)	29,152	(34,291)	(50,443)	—	(55,582)

Net income	571,961	564,846	643,329	(1,076,162)	703,974
Net income attributable to noncontrolling interests	—	(479)	(131,534)	—	(132,013)

Net income attributable to Las Vegas Sands Corp.	$571,961	$564,367	$511,795	$(1,076,162)	$571,961

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$571,961	$564,846	$643,329	$(1,076,162)	$703,974
Currency translation adjustment	(45,776)	(51,828)	(48,456)	97,604	(48,456)

Total comprehensive income	526,185	513,018	594,873	(978,558)	655,518
Comprehensive income attributable to noncontrolling interests	—	(479)	(128,854)	—	(129,333)

Comprehensive income attributable to Las Vegas Sands Corp.	$526,185	$512,539	$466,019	$(978,558)	$526,185

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$388,794	$54,730	$863,229	$(421,235)	$885,518

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	1	(295)	—	(294)
Capital expenditures	(8,266)	(18,014)	(170,911)	—	(197,191)
Proceeds from disposal of property and equipment	—	16	410	—	426
Dividends received from non-restricted subsidiaries	—	408,000	—	(408,000)	—
Repayments of receivable from non-restricted subsidiaries	—	488,983	—	(488,983)	—
Capital contributions to subsidiaries	—	(400,000)	—	400,000	—

Net cash generated from (used in) investing activities	(8,266)	478,986	(170,796)	(496,983)	(197,059)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,399	—	1,556	—	11,955
Excess tax benefit from stock option exercises	1,525	—	—	—	1,525
Dividends paid	(288,554)	—	(207,266)	—	(495,820)
Distributions to noncontrolling interests	—	(479)	(1,695)	—	(2,174)
Dividends paid to Las Vegas Sands Corp.	—	(421,235)	—	421,235	—
Dividends paid to Restricted Subsidiaries	—	—	(408,000)	408,000	—
Capital contributions received	—	—	400,000	(400,000)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(488,983)	488,983	—
Repayments on 2012 Singapore credit facility	—	—	(325,979)	—	(325,979)
Repayments on senior secured credit facility	—	(6,106)	—	—	(6,106)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease and other long-term debt	—	(575)	(996)	—	(1,571)

Net cash used in financing activities	(277,552)	(428,395)	(1,031,363)	918,218	(819,092)

Effect of exchange rate on cash	—	—	(2,385)	—	(2,385)

Increase (decrease) in cash and cash equivalents	102,976	105,321	(341,315)	—	(133,018)
Cash and cash equivalents at beginning of period	7,962	182,402	2,322,402	—	2,512,766

Cash and cash equivalents at end of period	$110,938	$287,723	$1,981,087	$—	$2,379,748

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012

	Las Vegas	Restricted	Non-Restricted	Consolidating/ Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$22,116	$273,221	$472,362	$(100,248)	$667,451

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(195)	—	(195)
Capital expenditures	(4,805)	(16,694)	(376,761)	—	(398,260)
Proceeds from disposal of property and equipment	—	11	750	—	761
Notes receivable to non-restricted subsidiaries	—	(5,198)	—	5,198	—
Dividends received from non-restricted subsidiaries	—	268,000	—	(268,000)	—
Repayments of receivable from non-restricted subsidiaries	—	250	—	(250)	—
Capital contributions to subsidiaries	(33)	(250,000)	—	250,033	—

Net cash used in investing activities	(4,838)	(3,631)	(376,206)	13,019	(397,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	19,183	—	2,076	—	21,259
Proceeds from the exercise of warrants	526,168	—	—	—	526,168
Dividends paid	(205,245)	—	(178,218)	—	(383,463)
Distributions to noncontrolling interests	—	(525)	(1,670)	—	(2,195)
Dividends paid to Las Vegas Sands Corp.	—	(100,248)	—	100,248	—
Dividends paid to Restricted Subsidiaries	—	—	(268,000)	268,000	—
Capital contributions received	—	—	250,033	(250,033)	—
Borrowings from Restricted Subsidiaries	—	—	5,198	(5,198)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(250)	250	—
Repayments on Singapore credit facility	—	—	(98,577)	—	(98,577)
Repayments on senior secured credit facility	—	(7,234)	—	—	(7,234)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(8,779)	—	(8,779)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease and other long-term debt	—	(415)	(592)	—	(1,007)
Payments of deferred financing costs	—	—	(114)	—	(114)

Net cash generated from (used in) financing activities	149,472	(108,422)	(298,893)	113,267	(144,576)

Effect of exchange rate on cash	—	—	28,461	—	28,461

Increase (decrease) in cash and cash equivalents	166,750	161,168	(174,276)	—	153,642
Cash and cash equivalents at beginning of period	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of period	$179,599	$850,810	$3,025,951	$—	$4,056,360

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto, and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “—Special Note Regarding Forward-Looking Statements.”

Operations

We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); Sands Cotai Central, which opened phases I, IIA and IIB in April and September 2012, and January 2013, respectively; the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure.

Macao

We own 70.2% of Sands China Ltd. (“SCL”), which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.

We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 86.3% and 83.8% of the gross revenue at The Venetian Macao for the three months ended March 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.

In April and September 2012 and January 2013, we opened phases I, IIA and IIB, respectively, of our Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA, includes the first hotel tower on parcel 6, which features approximately 1,800 rooms and suites managed by Starwood Asia Pacific Hotels and Resorts Pte Ltd. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of March 31, 2013, we have capitalized costs of $4.07 billion for the entire project, including the land premium (net of amortization) and $225.1 million in outstanding construction payables. Approximately 86.7% of the gross revenue at Sands Cotai Central for the three months ended March 31, 2013, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites managed and operated by Four Seasons Hotels Inc., and features 19 Paiza mansions; approximately 108,000 square feet of gaming space; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and expect to monetize units within the Four Seasons Apartments after the necessary government approvals are obtained and future demand warrants it. Approximately 88.1% and 91.0% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from mall, room and other non-gaming sources.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 249,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.2% and 95.0% of the gross revenue at the Sands Macao for the three months ended March 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder primarily derived from food and beverage operations.

Singapore

We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. In April 2013, we paid 57.0 million Singapore dollars (“SGD,” approximately $45.9 million at exchange rates in effect on March 31, 2013) to the Casino Regulatory Authority in Singapore as part of the process to renew our gaming license, which now expires in April 2016. Approximately 76.5% and 78.8% of the gross revenue at the Marina Bay Sands for the three months ended March 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

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

Approximately 63.2% and 61.1% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2013 and 2012, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center, which opened in May 2012. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.9% and 89.5% of the gross revenue at Sands Bethlehem for the three months ended March 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2012 Annual Report on Form 10-K filed on March 1, 2013.

There were no newly identified significant accounting estimates during the three months ended March 31, 2013, nor were there any material changes to the critical accounting policies and estimates discussed in our 2012 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in thousands)
Net revenues	$3,302,719	$2,762,742	19.5%
Operating expenses	2,476,016	2,055,188	20.5%
Operating income	826,703	707,554	16.8%
Income before income taxes	759,556	642,280	18.3%
Net income	703,974	579,109	21.6%
Net income attributable to Las Vegas Sands Corp.	571,961	498,942	14.6%

	Percent of Net Revenues
	Three Months Ended March 31,
	2013	2012
Operating expenses	75.0%	74.4%
Operating income	25.0%	25.6%
Income before income taxes	23.0%	23.2%
Net income	21.3%	21.0%
Net income attributable to Las Vegas Sands Corp.	17.3%	18.1%

Operating Results

Key Operating Revenue Measurements

Operating revenues at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 31.0%, 21.1%, 42.6%, 20.9% and 23.4% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.3%, 3.6%, 5.1%, 4.1% and 5.2% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 31.1% and 28.4%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2013.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 20% to 22% at our Las Vegas Operating Properties and 14% to 16% at Sands Bethlehem. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.8% and 7.2% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month hold percentage. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 70.1% of our table games play in Las Vegas, for three months ended March 31, 2013, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$2,736,054	$2,266,493	20.7%
Rooms	325,016	267,727	21.4%
Food and beverage	185,329	153,455	20.8%
Mall	85,461	71,418	19.7%
Convention, retail and other	126,061	129,717	(2.8)%

	3,457,921	2,888,810	19.7%
Less — promotional allowances	(155,202)	(126,068)	(23.1)%

Total net revenues	$3,302,719	$2,762,742	19.5%

Consolidated net revenues were $3.30 billion for the three months ended March 31, 2013, an increase of $540.0 million compared to $2.76 billion for the three months ended March 31, 2012. The increase was driven by $587.2 million of net revenues at Sands Cotai Central, which opened in April 2012, partially offset by a $53.8 million decrease at Marina Bay Sands.

Casino revenues increased $469.6 million compared to the three months ended March 31, 2012. The increase is attributable to $533.8 million at Sands Cotai Central and a $104.7 million increase at The Venetian Macao, driven by increases in Non-Rolling Chip drop and Rolling Chip win percentage. These increases were partially offset by decreases of $76.5 million at Four Seasons Macao, driven by decreases in Rolling Chip volume and win percentage, $61.1 million at Marina Bay Sands, driven by a decrease in Rolling Chip win percentage, and $38.7 million at Sands Macao, driven by a decrease in Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$778,539	$673,874	15.5%
Non-Rolling Chip drop	$1,333,891	$1,105,557	20.7%
Non-Rolling Chip win percentage	32.1%	30.7%	1.4	pts
Rolling Chip volume	$11,670,922	$13,801,574	(15.4)%
Rolling Chip win percentage	3.57%	2.93%	0.64	pts
Slot handle	$1,191,532	$1,240,841	(4.0)%
Slot hold percentage	5.5%	5.6%	(0.1	)pts
Sands Cotai Central
Total casino revenues	$533,786	$—	—%
Non-Rolling Chip drop	$1,035,340	$—	—%
Non-Rolling Chip win percentage	21.6%	—%	—	pts
Rolling Chip volume	$13,622,405	$—	—%
Rolling Chip win percentage	3.09%	—%	—	pts
Slot handle	$1,228,462	$—	—%
Slot hold percentage	3.9%	—%	—	pts
Four Seasons Macao
Total casino revenues	$206,451	$282,914	(27.0)%
Non-Rolling Chip drop	$110,529	$105,934	4.3%
Non-Rolling Chip win percentage	48.6%	41.7%	6.9	pts
Rolling Chip volume	$9,480,149	$12,703,170	(25.4)%
Rolling Chip win percentage	2.21%	2.83%	(0.62	)pts
Slot handle	$184,409	$198,247	(7.0)%
Slot hold percentage	5.0%	6.0%	(1.0	)pts
Sands Macao
Total casino revenues	$302,367	$341,078	(11.3)%
Non-Rolling Chip drop	$763,224	$707,845	7.8%
Non-Rolling Chip win percentage	21.1%	21.2%	(0.1	)pts
Rolling Chip volume	$6,378,992	$6,433,477	(0.8)%
Rolling Chip win percentage	2.76%	3.73%	(0.97	)pts
Slot handle	$706,464	$663,244	6.5%
Slot hold percentage	3.7%	4.4%	(0.7	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$640,200	$701,282	(8.7)%
Non-Rolling Chip drop	$1,194,629	$1,167,013	2.4%
Non-Rolling Chip win percentage	23.2%	22.2%	1.0	pts
Rolling Chip volume	$18,207,292	$12,804,546	42.2%
Rolling Chip win percentage	2.51%	3.58%	(1.07	)pts
Slot handle	$2,785,320	$2,740,649	1.6%
Slot hold percentage	5.1%	5.4%	(0.3	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$159,898	$158,694	0.8%
Table games drop	$506,395	$609,019	(16.9)%
Table games win percentage	27.6%	24.0%	3.6	pts
Slot handle	$495,105	$483,826	2.3%
Slot hold percentage	8.8%	8.5%	0.3	pts

Sands Bethlehem
Total casino revenues	$114,813	$108,651	5.7%
Table games drop	$244,694	$201,504	21.4%
Table games win percentage	15.6%	14.9%	0.7	pts
Slot handle	$1,033,931	$1,033,651	—%
Slot hold percentage	7.1%	7.3%	(0.2	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $57.3 million compared to the three months ended March 31, 2012. The increase is attributable to $46.2 million of revenues at Sands Cotai Central, a $7.7 million increase at our Las Vegas Operating Properties, driven by an increase in occupancy, and a $7.4 million increase at Marina Bay Sands, driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2013	2012	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$54,433	$58,968	(7.7)%
Occupancy rate	91.6%	93.4%	(1.8	)pts
Average daily room rate	$231	$244	(5.3)%
Revenue per available room	$212	$228	(7.0)%
Sands Cotai Central
Total room revenues	$46,242	$—	—%
Occupancy rate	70.8%	—%	—	pts
Average daily room rate	$152	$—	—%
Revenue per available room	$108	$—	—%
Four Seasons Macao
Total room revenues	$10,165	$10,096	0.7%
Occupancy rate	81.2%	82.3%	(1.1	)pts
Average daily room rate	$370	$360	2.8%
Revenue per available room	$301	$296	1.7%
Sands Macao
Total room revenues	$6,035	$6,155	(1.9)%
Occupancy rate	94.9%	93.8%	1.1	pts
Average daily room rate	$246	$252	(2.4)%
Revenue per available room	$233	$236	(1.3)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$84,582	$77,136	9.7%
Occupancy rate	98.5%	98.4%	0.1	pts
Average daily room rate	$378	$341	10.9%
Revenue per available room	$372	$335	11.0%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$121,114	$113,449	6.8%
Occupancy rate	90.3%	83.4%	6.9	pts
Average daily room rate	$211	$214	(1.4)%
Revenue per available room	$191	$178	7.3%
Sands Bethlehem
Total room revenues	$2,445	$1,923	27.1%
Occupancy rate	65.3%	50.3%	15.0	pts
Average daily room rate	$138	$139	(0.7)%
Revenue per available room	$90	$70	28.6%

Food and beverage revenues increased $31.9 million compared to the three months ended March 31, 2012. The increase was primarily attributable to $22.6 million of revenues at Sands Cotai Central and a $7.3 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $14.0 million compared to the three months ended March 31, 2012. The increase was primarily attributable to $7.9 million of revenues at Sands Cotai Central and a $3.7 million increase at The Venetian Macao, driven by higher base rents due to renewed contracts. For further information related to the financial performance of our malls, see “— Supplemental Information Regarding our Retail Mall Operations.”

The following table summarizes the results of our mall activity:

	Three Months Ended March 31,
	2013	2012	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$29,857	$26,115	14.3%
Mall gross leasable area (in square feet)	821,129	817,361	0.5%
Occupancy	93.2%	89.8%	3.4	pts
Base rent per square foot	$148	$133	11.3%
Tenant sales per square foot	$1,239	$1,121	10.5%
The Shoppes at Sands Cotai Central(1)
Total mall revenues	$7,930	$—	—%
Mall gross leasable area (in square feet)	210,143	—	—%
Occupancy	100.0%	—%	—	pts
Base rent per square foot	$118	$—	—%
The Shoppes at Four Seasons(2)
Total mall revenues	$10,290	$10,459	(1.6)%
Mall gross leasable area (in square feet)	239,718	189,082	26.8%
Occupancy	90.9%	91.6%	(0.7	)pts
Base rent per square foot	$154	$155	(0.6)%
Tenant sales per square foot	$4,562	$3,744	21.8%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$36,795	$34,534	6.5%
Mall gross leasable area (in square feet)	637,881	629,982	1.3%
Occupancy	95.6%	94.9%	0.7	pts
Base rent per square foot	$223	$198	12.6%
Tenant sales per square foot	$1,425	$1,302	9.4%
U.S. Operations:
The Outlets at Sands Bethlehem(3)
Total mall revenues	$589	$310	90.0%
Mall gross leasable area (in square feet)	134,907	129,216	4.4%
Occupancy	72.5%	39.3%	33.2	pts

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)	In November 2012, The Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in approximately 51,000 square feet of additional gross leasable space.
(3)

A progressive opening of The Outlets at Sands Bethlehem began in November 2011. Base rent per square foot and tenant sales per square foot are excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$1,526,279	$1,207,551	26.4%
Rooms	68,690	52,786	30.1%
Food and beverage	96,731	78,301	23.5%
Mall	17,258	16,301	5.9%
Convention, retail and other	78,849	79,524	(0.8)%
Provision for doubtful accounts	64,679	52,218	23.9%
General and administrative	290,414	218,717	32.8%
Corporate	56,272	48,955	14.9%
Pre-opening	6,837	51,459	(86.7)%
Development	5,351	1,198	346.7%
Depreciation and amortization	252,557	194,747	29.7%
Amortization of leasehold interests in land	10,167	9,945	2.2%
Impairment loss	—	42,893	(100.0)%
Loss on disposal of assets	1,932	593	225.8%

Total operating expenses	$2,476,016	$2,055,188	20.5%

Operating expenses were $2.48 billion for the three months ended March 31, 2013, an increase of $420.8 million compared to $2.06 billion for the three months ended March 31, 2012. The increase in operating expenses was primarily attributable to the opening of Sands Cotai Central.

Casino expenses increased $318.7 million compared to the three months ended March 31, 2012. Of the increase, $232.8 million was due to the 39.0% gross win tax on increased casino revenues across all of our Macao properties, as well as $99.1 million of additional casino expenses attributable to Sands Cotai Central.

Rooms and food and beverage expenses increased $15.9 million and $18.4 million, respectively, compared to the three months ended March 31, 2012. These increases were primarily attributable to the opening of Sands Cotai Central.

The provision for doubtful accounts was $64.7 million for the three months ended March 31, 2013, compared to $52.2 million for the three months ended March 31, 2012. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $71.7 million compared to the three months ended March 31, 2012. The increase was primarily attributable to $49.4 million of expenses at Sands Cotai Central and increases of $10.5 million at The Venetian Macao and $9.0 million at Marina Bay Sands.

Corporate expenses increased $7.3 million compared to the three months ended March 31, 2012. The increase was primarily due to an increase in legal costs.

Pre-opening expenses were $6.8 million for the three months ended March 31, 2013, compared to $51.5 million for the three months ended March 31, 2012. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2013 and 2012 were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $57.8 million compared to the three months ended March 31, 2012. The increase was primarily attributable to $61.6 million of expense at Sands Cotai Central.

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

	Three Months Ended March 31,
			Percent
	2013	2012	Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$348,482	$281,933	23.6%
Sands Cotai Central	131,521	—	—%
Four Seasons Macao	53,552	67,519	(20.7)%
Sands Macao	96,602	106,956	(9.7)%
Other Asia	(3,589)	(5,722)	37.3%

	626,568	450,686	39.0%
Marina Bay Sands	396,781	472,519	(16.0)%
United States:
Las Vegas Operating Properties	113,428	115,806	(2.1)%
Sands Bethlehem	29,856	27,502	8.6%

	143,284	143,308	—%

Total adjusted property EBITDA	$1,166,633	$1,066,513	9.4%

Adjusted property EBITDA at our Macao operations increased $175.9 million compared to the three months ended March 31, 2012. The increase was primarily attributable to $131.5 million in adjusted property EBITDA generated at Sands Cotai Central and an increase of $66.5 million at The Venetian Macao, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands decreased $75.7 million compared to the three months ended March 31, 2012. The decrease was primarily attributable to a $53.8 million decrease in net revenues driven by a decrease in casino revenues.

Adjusted property EBITDA at our Las Vegas Operating Properties remained relatively unchanged compared to the three months ended March 31, 2012. Net revenues increased $22.4 million (excluding intersegment royalty revenue), but was offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $2.4 million compared to the three months ended March 31, 2012. The increase was primarily attributable to an increase in net revenues of $7.4 million, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$66,826	$83,022
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,789	3,776
Less — capitalized interest	(1,783)	(22,126)

Interest expense, net	$68,832	$64,672

Cash paid for interest	$64,711	$99,912
Weighted average total debt balance	$10,086,142	$10,088,641
Weighted average interest rate	2.7%	3.3%

Interest cost decreased $16.2 million compared to the three months ended March 31, 2012, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $20.3 million compared to the three months ended March 31, 2012, primarily due to the completion of phases I, IIA and IIB of Sands Cotai Central in April and September 2012 and January 2013, respectively.

Other Factors Effecting Earnings

Other expense was $2.1 million for the three months ended March 31, 2013, compared to $3.4 million for the three months ended March 31, 2012. The amounts in both periods were primarily attributable to foreign exchange losses and decreases in the fair values of our interest rate cap agreements.

Our effective income tax rate was 7.3% for the three months ended March 31, 2013, compared to 9.8% for the three months ended March 31, 2012. The effective income tax rate for the three months ended March 31, 2013 and 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in December 2013. During July 2012, we requested an additional 5-year income tax exemption. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $132.0 million for the three months ended March 31, 2013, compared to $80.2 million for the three months ended March 31, 2012. These amounts are primarily related to the noncontrolling interest of SCL.

Supplemental Information Regarding our Retail Mall Operations

We own and operate retail malls at our integrated resorts at The Venetian Macao, Four Seasons Macao, Sands Cotai Central, Marina Bay Sands and Sands Bethlehem. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.

Our malls are designed to complement our other unique amenities and service offerings provided by our integrated resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through base minimum rents, overage rents, management fees and reimbursements for common area maintenance (“CAM”) and other expenditures.

The following tables summarize the results of our mall operations for the three months ended March 31, 2013 and 2012 (in thousands):

	The Grand Canal Shoppes at The Venetian Macao	The Shoppes at Four Seasons	The Shoppes at Sands Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the three months ended March 31, 2013
Mall revenues:
Minimum rents(3)	$23,605	$7,545	$5,778	$26,498	$269	$63,695
Overage rents	675	988	318	2,493	320	4,794
CAM, levies and management fees	5,577	1,757	1,834	7,804	—	16,972

Total mall revenues	29,857	10,290	7,930	36,795	589	85,461
Mall operating expenses:
Common area maintenance	3,517	1,179	1,320	6,530	269	12,815
Management fees and other direct operating expenses	1,835	427	335	1,736	110	4,443

Mall operating expenses	5,352	1,606	1,655	8,266	379	17,258
Property taxes(4)	—	—	—	1,810	263	2,073
Provision for (recovery of) doubtful accounts	(24)	120	18	21	—	135

Mall-related expenses(5)	5,328	1,726	1,673	10,097	642	19,466
For the three months ended March 31, 2012
Mall revenues:
Minimum rents(3)	$18,594	$5,170	$—	$26,249	$204	$50,217
Overage rents	2,565	4,075	—	1,050	106	7,796
CAM, levies and management fees	4,956	1,214	—	7,235	—	13,405

Total mall revenues	26,115	10,459	—	34,534	310	71,418
Mall operating expenses:
Common area maintenance	3,636	931	—	5,921	221	10,709
Management fees and other direct operating expenses	2,071	722	—	2,757	42	5,592

Mall operating expenses	5,707	1,653	—	8,678	263	16,301
Property taxes(4)	—	—	—	1,331	171	1,502
Provision for (recovery of) doubtful accounts	(233)	151	—	—	—	(82)

Mall-related expenses(5)	5,474	1,804	—	10,009	434	17,721

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.
(3)	Minimum rents include base rents and straight-line adjustments of base rents.
(4)

Our malls in Macao were exempt from property tax for the three months ended March 31, 2013 and 2012. Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. We are currently in the process of requesting an extension from the Macao government on the property tax exemption and the exact date of expiration currently cannot be determined.

(5)

Mall-related expenses consist of CAM, management fees and other direct operating expenses, property taxes and provision for (recovery of) doubtful accounts, but excludes depreciation and amortization and general and administrative costs.

It is common in the mall operating industry for companies to disclose mall net operating income (“NOI”) as a useful supplemental measure of a mall’s operating performance. In the tables above, we believe that taking total mall revenues less mall- related expenses provides an operating performance measure for our malls. Other mall operating companies may use different methodologies for deriving mall-related expenses. As such, this calculation may not be comparable to the NOI of other mall operating companies.

Because NOI excludes general and administrative expenses, interest expense, impairment losses, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests and provision for income taxes, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

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

Macao

We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), hotel and shopping mall. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities and have capitalized costs of $143.7 million, including the land premium (net of amortization), as of March 31, 2013. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.

As of March 31, 2013, we have capitalized an aggregate of $8.58 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our $3.7 billion Macao credit facility, we will need to arrange additional financing to fund the balance of our Cotai Strip developments on terms suitable to us.

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao, Sands Cotai Central and Four Seasons Macao are, and The Parisian Macao will be, located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions.

Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. We expect to apply for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $4.07 billion or $143.7 million in capitalized construction costs and land premiums (net of amortization), as of March 31, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.

United States

We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of March 31, 2013, we have capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows—Summary

Our cash flows consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net cash generated from operating activities	$885,518	$667,451

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(294)	(195)
Capital expenditures	(197,191)	(398,260)
Proceeds from disposal of property and equipment	426	761

Net cash used in investing activities	(197,059)	(397,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,955	21,259
Proceeds from exercise of warrants	—	526,168
Excess tax benefits from stock-based compensation	1,525	—
Dividends paid	(495,820)	(383,463)
Distributions to noncontrolling interests	(2,174)	(2,195)
Repayments on long-term debt	(334,578)	(306,231)
Payments of deferred financing costs	—	(114)

Net cash used in financing activities	(819,092)	(144,576)

Effect of exchange rate on cash	(2,385)	28,461

Increase (decrease) in cash and cash equivalents	$(133,018)	$153,642

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2013, increased $218.1 million compared to the three months ended March 31, 2012. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.

Cash Flows — Investing Activities

Capital expenditures for the three months ended March 31, 2013, totaled $197.2 million, including $128.7 million for construction and development activities in Macao (primarily for Sands Cotai Central), $36.1 million in Singapore; $18.3 million at our Las Vegas Operating Properties and $14.1 million for corporate and other activities.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $819.1 million for the three months ended March 31, 2013, which was primarily attributable to $495.8 million in dividend payments and the repayment of $326.0 million on our 2012 Singapore Revolving Facility.

As of March 31, 2013, we had $992.3 million available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit and outstanding banker’s guarantees.

Development Financing Strategy

Through March 31, 2013, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility also requires our Macao operations to comply with similar financial covenants, which commenced with the quarterly period ended March 31, 2012, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending March 31 through June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of March 31, 2013, our U.S., Macao and Singapore leverage ratios were 1.0x, 1.5x, 2.9x, respectively, compared to the maximum leverage ratios allowed of 5.0x, 4.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted cash and cash equivalents of approximately $2.38 billion and restricted cash and cash equivalents of approximately $6.7 million as of March 31, 2013, of which approximately $1.93 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.93 billion, approximately $1.41 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We will need to arrange additional financing to fund the balance of our Cotai Strip developments on terms suitable to us, including pursuing approximately $2.0 billion of financing for The Parisian Macao.

In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. During the three months ended March 31, 2013, we repaid the outstanding balance under our 2012 Singapore Revolving Facility.

On February 28, 2013, SCL paid a dividend of 0.67 Hong Kong dollars (“HKD”) per share (a total of $696.4 million) to SCL shareholders (of which we retained $489.1 million). On March 15, 2013, the Board of Directors of SCL proposed the payment of a dividend of HKD 0.66 per share (a total of approximately $685.6 million at exchange rates in effect on March 31, 2013, of which we will retain approximately $481.5 million) to SCL shareholders to be paid on or about June 21, 2013, to shareholders of record on June 7, 2013. On March 29, 2013, we paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the three months ended March 31, 2013, we recorded $288.8 million as a distribution against retained earnings (of which $151.0 million related to our Principal Stockholder’s family). In April 2013, our Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on June 28, 2013, to shareholders of record on June 20, 2013. We expect this level of dividend to continue quarterly through the remainder of 2013.

Aggregate Indebtedness and Other Known Contractual Obligations

As of March 31, 2013, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2012, with the exception of the repayment of $327.6 million that was outstanding under our 2012 Singapore Revolving Facility (which would have matured in December 2017 with no interim amortization) as of December 31, 2012.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2013, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending March 31:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
			(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$0.9	$0.8	$—	$—	$—	$—	$1.7	$1.7
Average interest rate(2)	5.0%	5.0%	—%	—%	—%	—%	5.0%
Variable rate	$91.9	$1,846.9	$1,951.3	$4,204.3	$1,185.5	$518.6	$9,798.5	$9,771.0
Average interest rate(2)	2.0%	1.9%	1.9%	2.1%	1.9%	1.9%	2.0%
ASSETS
Cap agreements(3)	$—	$0.2	$—	$—	$—	$—	$0.2	$0.2

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of March 31, 2013, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $98.2 million.

(3)	As of March 31, 2013, we have 25 interest rate cap agreements with an aggregate fair value of approximately $0.2 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. credit facility bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 1.5% per annum to 2.25% per annum based on a specified consolidated leverage. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum, which spread is subject to a reduction based on a specified consolidated adjusted EBITDA ratio, as defined. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum.

Foreign currency transaction losses for the three months ended March 31, 2013, were $2.0 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of March 31, 2013, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.9 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2013, and have concluded that they are effective at the reasonable assurance level.

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

PART II OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and “Part I — Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6 — EXHIBITS

List of Exhibits

Exhibit No.	Description of Document
10.1	Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan
10.2	Amended Terms of Continued Employment, dated April 24, 2013, between Las Vegas Sands Corp. and Las Vegas Sands, LLC and Michael A. Leven.
10.3	Amendment to Employment Agreement, effective December 31, 2012, between Las Vegas Sands Corp. and Kenneth J. Kay.
10.4	Employment Agreement, dated as of April 1 2012, between Las Vegas Sands Corp. and Chris J. Cahill.
10.5	Amendment to Employment Agreement, effective December 31, 2012, between Las Vegas Sands Corp. and Chris J. Cahill.
10.6	Amendment to Employment Agreement, dated as of March 27, 2013, between Las Vegas Sands Corp. and Chris J. Cahill.
10.7	Employment Letter, dated April 15, 2011, from Las Vegas Sands Corp. to John Caparella.
10.8	Amendment to Employment Letter, effective December 31, 2012, between Las Vegas Sands Corp. and John Caparella.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

	By:	/s/ Sheldon G. Adelson
May 9, 2013		Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer

	By:	/s/ Kenneth J. Kay
May 9, 2013		Kenneth J. Kay
Chief Financial Officer