Form 10-Q
period 2013-06-30
LAS VEGAS SANDS CORP
filed 2013-08-09
CIK 1300514

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock ($0.001 par value)	824,061,778 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,514,141	$2,512,766
Restricted cash and cash equivalents	5,782	4,521
Accounts receivable, net	1,803,357	1,819,260
Inventories	41,229	43,875
Deferred income taxes, net	1,643	2,299
Prepaid expenses and other	99,207	94,793

Total current assets	4,465,359	4,477,514
Property and equipment, net	15,437,067	15,766,748
Deferred financing costs, net	183,039	214,465
Restricted cash and cash equivalents	1,205	1,938
Deferred income taxes, net	40,435	43,280
Leasehold interests in land, net	1,428,710	1,458,741
Intangible assets, net	109,678	70,618
Other assets, net	118,331	130,348

Total assets	$21,783,824	$22,163,652

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$121,035	$106,498
Construction payables	285,661	343,372
Accrued interest payable	11,635	15,542
Other accrued liabilities	2,005,915	1,895,483
Income taxes payable	171,013	164,126
Current maturities of long-term debt	980,168	97,802

Total current liabilities	3,575,427	2,622,823
Other long-term liabilities	141,126	133,936
Deferred income taxes	170,906	185,945
Deferred proceeds from sale of The Shoppes at The Palazzo	268,244	267,956
Deferred gain on sale of The Grand Canal Shoppes	42,148	43,880
Deferred rent from mall transactions	117,695	118,435
Long-term debt	8,511,231	10,132,265

Total liabilities	12,826,777	13,505,240

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 825,289,759 and 824,297,756 shares issued, 824,406,713 and 824,297,756 shares outstanding	825	824
Capital in excess of par value	6,286,224	6,237,488
Treasury stock, at cost, 883,046 and zero shares	(46,562)	—
Accumulated other comprehensive income	175,107	263,078
Retained earnings	1,084,511	560,452

Total Las Vegas Sands Corp. stockholders’ equity	7,500,105	7,061,842
Noncontrolling interests	1,456,942	1,596,570

Total equity	8,957,047	8,658,412

Total liabilities and equity	$21,783,824	$22,163,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,674,129	$2,067,424	$5,410,183	$4,333,917
Rooms	324,629	275,311	649,645	543,038
Food and beverage	174,772	159,744	360,101	313,199
Mall	107,993	93,740	193,454	165,158
Convention, retail and other	123,050	116,834	249,111	246,551

	3,404,573	2,713,053	6,862,494	5,601,863
Less — promotional allowances	(161,632)	(131,147)	(316,834)	(257,215)

Net revenues	3,242,941	2,581,906	6,545,660	5,344,648

Operating expenses:
Casino	1,519,721	1,187,458	3,046,000	2,395,009
Rooms	65,685	60,513	134,375	113,299
Food and beverage	89,294	81,973	186,025	160,274
Mall	18,147	17,798	35,405	34,099
Convention, retail and other	80,094	78,403	158,943	157,927
Provision for doubtful accounts	62,058	58,374	126,737	110,592
General and administrative	307,869	259,038	598,283	477,755
Corporate	46,481	58,592	102,753	107,547
Pre-opening	1,031	43,472	7,868	94,931
Development	6,002	6,797	11,353	7,995
Depreciation and amortization	251,048	220,440	503,605	415,187
Amortization of leasehold interests in land	10,108	10,057	20,275	20,002
Impairment loss	—	100,781	—	143,674
Loss on disposal of assets	4,762	482	6,694	1,075

	2,462,300	2,184,178	4,938,316	4,239,366

Operating income	780,641	397,728	1,607,344	1,105,282
Other income (expense):
Interest income	3,236	6,892	7,029	12,540
Interest expense, net of amounts capitalized	(68,376)	(64,533)	(137,208)	(129,205)
Other income (expense)	3,893	1,782	1,785	(1,637)
Loss on modification or early retirement of debt	—	(16,403)	—	(19,234)

Income before income taxes	719,394	325,466	1,478,950	967,746
Income tax expense	(47,721)	(39,085)	(103,303)	(102,256)

Net income	671,673	286,381	1,375,647	865,490
Net income attributable to noncontrolling interests	(141,920)	(45,794)	(273,933)	(125,961)

Net income attributable to Las Vegas Sands Corp.	$529,753	$240,587	$1,101,714	$739,529

Earnings per share:
Basic	$0.64	$0.29	$1.34	$0.94

Diluted	$0.64	$0.29	$1.33	$0.90

Weighted average shares outstanding:
Basic	823,974,421	821,110,555	823,671,664	790,773,996

Diluted	827,901,261	826,102,326	827,701,270	822,458,833

Dividends declared per common share	$0.35	$0.25	$0.70	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands) (Unaudited)
Net income	$671,673	$286,381	$1,375,647	$865,490
Currency translation adjustment	(41,081)	(27,958)	(89,537)	70,920

Total comprehensive income	630,592	258,423	1,286,110	936,410
Comprehensive income attributable to noncontrolling interests	(143,034)	(47,242)	(272,367)	(128,456)

Comprehensive income attributable to Las Vegas Sands Corp.	$487,558	$211,181	$1,013,743	$807,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2012	$733	$5,610,160	$—	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	—	739,529	125,961	865,490
Currency translation adjustment	—	—	—	68,425	—	2,495	70,920
Exercise of stock options	1	23,706	—	—	—	1,849	25,556
Stock-based compensation	—	31,497	—	—	—	1,665	33,162
Issuance of restricted stock	1	(1)	—	—	—	—	—
Exercise of warrants	88	526,310	—	—	—	—	526,398
Dividends declared	—	—	—	—	(411,497)	(357,056)	(768,553)
Distributions to noncontrolling interests	—	—	—	—	—	(5,095)	(5,095)

Balance at June 30, 2012	$823	$6,191,672	$—	$162,529	$2,473,724	$1,358,282	$10,187,030

Balance at January 1, 2013	$824	$6,237,488	$—	$263,078	$560,452	$1,596,570	$8,658,412
Net income	—	—	—	—	1,101,714	273,933	1,375,647
Currency translation adjustment	—	—	—	(87,971)	—	(1,566)	(89,537)
Exercise of stock options	1	20,453	—	—	—	2,381	22,835
Tax benefit fromstock-based compensation	—	3,107	—	—	—	—	3,107
Stock-based compensation	—	25,176	—	—	—	1,696	26,872
Repurchase of common stock	—	—	(46,562)	—	—	—	(46,562)
Dividends declared	—	—	—	—	(577,655)	(411,359)	(989,014)
Distributions to noncontrolling interests	—	—	—	—	—	(4,713)	(4,713)

Balance at June 30, 2013	$825	$6,286,224	$(46,562)	$175,107	$1,084,511	$1,456,942	$8,957,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$1,375,647	$865,490
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	503,605	415,187
Amortization of leasehold interests in land	20,275	20,002
Amortization of deferred financing costs and original issue discount	28,241	22,590
Amortization of deferred gain and rent	(2,472)	(2,472)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	684	860
Loss on modification or early retirement of debt	—	16,313
Impairment and loss on disposal of assets	6,694	144,749
Stock-based compensation expense	26,508	32,867
Provision for doubtful accounts	126,737	110,592
Foreign exchange (gain) loss	(9,966)	2,449
Excess tax benefits from stock-based compensation	(3,107)	—
Deferred income taxes	(5,307)	(16,489)
Changes in operating assets and liabilities:
Accounts receivable	(139,154)	(319,650)
Inventories	2,375	(5,330)
Prepaid expenses and other	4,955	(21,213)
Leasehold interests in land	(25,387)	(24,232)
Accounts payable	15,611	29,811
Accrued interest payable	(3,623)	(24,478)
Income taxes payable	15,903	51,295
Other accrued liabilities	85,988	119,978

Net cash generated from operating activities	2,024,207	1,418,319

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(532)	(454)
Capital expenditures	(394,015)	(735,512)
Proceeds from disposal of property and equipment	1,716	1,478
Acquisition of intangible assets	(45,857)	—

Net cash used in investing activities	(438,688)	(734,488)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,835	25,556
Proceeds from exercise of warrants	—	526,398
Excess tax benefits from stock-based compensation	3,107	—
Dividends paid	(988,898)	(767,642)
Distributions to noncontrolling interests	(4,713)	(5,095)
Proceeds from long-term debt (Note 3)	80,496	3,625,516
Repayments on long-term debt (Note 3)	(688,431)	(4,382,790)
Payments of deferred financing costs	—	(100,142)

Net cash used in financing activities	(1,575,604)	(1,078,199)

Effect of exchange rate on cash	(8,540)	13,650

Increase (decrease) in cash and cash equivalents	1,375	(380,718)
Cash and cash equivalents at beginning of period	2,512,766	3,902,718

Cash and cash equivalents at end of period	$2,514,141	$3,522,000

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$105,294	$123,312

Cash payments for taxes, net of refunds	$96,257	$56,154

Change in construction payables	$(57,711)	$(63,554)

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$364	$295

Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$116	$911

Property and equipment acquired under capital lease	$2,668	$7,930

Repurchase of common stock included in other accrued liabilities	$46,562	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”

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

In April and September 2012 and January 2013, the Company opened phases I, IIA and IIB, respectively, of its Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA, includes the first hotel tower on parcel 6, which features approximately 1,800 rooms and suites managed by Starwood Asia Pacific Hotels and Resorts Pte Ltd. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. The Company intends to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2013, the Company has capitalized costs of $4.07 billion for the entire project, including the land premium (net of amortization) and $159.6 million in outstanding construction payables.

The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao and located on parcel 2, the “Four Seasons Macao”), which features approximately 108,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and is advancing its plans to monetize units within the Four Seasons Apartments.

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

Singapore

The Company owns and operates the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. In April 2013, the Company paid 57.0 million Singapore dollars (“SGD,” approximately $45.1 million at exchange rates in effect on June 30, 2013) to the Casino Regulatory Authority in Singapore as part of the process to renew its gaming license, which now expires in April 2016.

United States

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and enclosed retail, dining and entertainment complexes located within The Venetian Las Vegas (“The Grand Canal Shoppes”) and The Palazzo (“The Shoppes at The Palazzo”), both of which were sold to GGP Limited Partnership (“GGP,” see “— Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo).

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

Development Projects

Macao

The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), hotel and shopping mall. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has commenced construction activities and has capitalized costs of $195.4 million, including the land premium (net of amortization), as of June 30, 2013. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.

Under the Company’s land concession for Sands Cotai Central, the Company is required to complete the development by May 2014. The Company will be applying for an extension from the Macao government to complete Sands Cotai Central, as the Company will be unable to meet the May 2014 deadline. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. Should the Company determine that it is unable to complete The Parisian Macao by April 2016, the Company would then also expect to apply for another extension from the Macao government. If the Company is unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.07 billion or $195.4 million in capitalized construction costs and land premiums (net of amortization), as of June 30, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of June 30, 2013, the Company has capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, the Company could record a charge for all or some portion of the $178.8 million in capitalized construction costs as of June 30, 2013.

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

Development Financing Strategy

Through June 30, 2013, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. The Company’s Macao facility also requires the Company’s Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly period ended June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The Company’s Singapore credit facility (the “2012 Singapore Credit Facility”) requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending June 30 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted cash and cash equivalents of $2.51 billion and restricted cash and cash equivalents of $7.0 million as of June 30, 2013. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may need to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof, including evaluating strategic alternatives related to the Company’s Pennsylvania operations.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land and improvements	$555,495	$515,538
Building and improvements	15,161,374	14,414,026
Furniture, fixtures, equipment and leasehold improvements	2,650,013	2,557,071
Transportation	442,104	411,671
Construction in progress	1,044,737	1,824,531

	19,853,723	19,722,837
Less — accumulated depreciation and amortization	(4,416,656)	(3,956,089)

	$15,437,067	$15,766,748

Construction in progress consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Four Seasons Macao (principally the Four Seasons Apartments)	$408,765	$415,367
The Parisian Macao	137,117	59,510
Sands Cotai Central	88,433	913,432
Other	410,422	436,222

	$1,044,737	$1,824,531

The $410.4 million in other construction in progress as of June 30, 2013, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.

Under generally accepted accounting principles, the sale of The Shoppes at The Palazzo has not been accounted for as a sale because the Company’s participation in certain future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $245.0 million (net of $66.3 million of accumulated depreciation) as of June 30, 2013, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.

During the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, the Company capitalized interest expense of $0.6 million, $2.4 million, $12.3 million and $34.4 million, respectively. During the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012, the Company capitalized approximately $5.3 million, $11.0 million, $3.7 million and $8.0 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company,” the Company may be required to record an impairment charge related to these developments in the future.

NOTE 3 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
Corporate and U.S. Related:	2013	2012
Senior Secured Credit Facility — Term B	$1,807,320	$1,816,477
Senior Secured Credit Facility — Delayed Draws I and II	539,239	606,561
Senior Secured Credit Facility — Revolving	200,000	400,000
Airplane Financings	69,203	71,047
HVAC Equipment Lease	18,900	19,714
Other	3,193	3,689
Macao Related:
2011 VML Credit Facility	3,208,154	3,209,839
Other	8,755	7,313
Singapore Related:
2012 Singapore Credit Facility — Term	3,636,628	3,767,141
2012 Singapore Credit Facility — Revolving	—	327,578
Other	7	708

	9,491,399	10,230,067
Less — current maturities	(980,168)	(97,802)

Total long-term debt	$8,511,231	$10,132,265

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Senior Secured Credit Facility

As of June 30, 2013, the Company had $295.5 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit.

2011 VML Credit Facility

As of June 30, 2013, the Company had $500.0 million of available borrowing capacity under the 2011 VML Credit Facility.

2012 Singapore Credit Facility

As of June 30, 2013, the Company had SGD 492.7 million (approximately $389.5 million at exchange rates in effect on June 30, 2013) of available borrowing capacity under the 2012 Singapore Credit Facility, net of outstanding banker’s guarantees.

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Proceeds from 2012 Singapore Revolving Facility	$80,496	$3,625,516

Repayments on 2012 Singapore Revolving Facility	$(406,870)	$—
Repayments on Singapore Credit Facility	—	(3,635,676)
Repayments on Senior Secured Credit Facility	(276,479)	(413,341)
Redemption of Senior Notes	—	(189,712)
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on Ferry Financing	—	(140,337)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3,238)	(1,880)

	$(688,431)	$(4,382,790)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of June 30, 2013 and December 31, 2012, was approximately $9.40 billion and $10.12 billion, respectively, compared to its carrying value of $9.46 billion and $10.20 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

NOTE 4 — EQUITY AND EARNINGS PER SHARE

Common Stock

Dividends

On March 29 and June 28, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the six months ended June 30, 2013, the Company recorded $577.7 million as a distribution against retained earnings (of which $302.1 million related to the Principal Stockholder’s family).

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

In July 2013, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on September 30, 2013, to shareholders of record on September 20, 2013.

Repurchase Program

In June 2013, the Company’s Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During June 2013, the Company repurchased 883,046 shares of its common stock for $46.6 million (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury shares.

Warrants

On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the warrant exercise price. Additionally, during the six months ended June 30, 2012, 13,970 warrants were exercised to purchase an aggregate of 232,999 shares of the Company’s common stock at $6.00 per share and $1.4 million in cash was received as settlement of the warrant exercise price. No warrants were exercised during the six months ended June 30, 2013.

Noncontrolling Interests

On February 28 and June 21, 2013, SCL paid a dividend of 0.67 Hong Kong dollars (“HKD”) and HKD 0.66 per share, respectively (a total of $1.38 billion), to SCL shareholders (of which we retained $970.2 million). On February 28 and June 22, 2012, SCL paid a dividend of HKD 0.58 per share (a total of $1.2 billion) to SCL shareholders (of which the Company retained $844.4 million).

During the six months ended June 30, 2013 and 2012, the Company distributed $4.7 million and $5.1 million to certain of its noncontrolling interests.

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	823,974,421	821,110,555	823,671,664	790,773,996
Potential dilution from stock options, warrants and restricted stock and stock units	3,926,840	4,991,771	4,029,606	31,684,837

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	827,901,261	826,102,326	827,701,270	822,458,833

Antidilutive stock options excluded from the calculation of diluted earnings per share	4,554,859	4,681,204	4,544,859	4,681,204

Accumulated Other Comprehensive Income

As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

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

As of June 30, 2013 and December 31, 2012, the Company’s joint ventures had total assets of $105.0 million and $94.5 million, respectively, and total liabilities of $116.3 million and $95.8 million, respectively.

NOTE 6 — INCOME TAXES

The Company’s major tax jurisdictions are the U.S., Macao and Singapore. In January 2013, the Internal Revenue Service (“IRS”) completed its examination of tax years 2005 through 2009. The Company decreased its unrecognized tax benefits by $9.3 million due to the conclusion of the IRS audit. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax years 2010 and 2011. The Company is subject to examination for tax years after 2007 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome, which would impact the provision for income taxes.

Since January 1, 2012, the Company no longer considers the current portion of the tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided a deferred tax provision for these foreign earnings as the Company expects there will be sufficient U.S. foreign tax credits to offset the U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance as appropriate.

The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2013. During July 2012, Venetian Macau Limited (“VML”) requested an additional 5-year income tax exemption; however, there is no assurance that the Company will receive the extension. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on June 30, 2013) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense:
Stock options	$7,057	$7,179	$16,090	$18,045
Restricted stock and stock units	4,834	6,522	10,418	14,822

	$11,891	$13,701	$26,508	$32,867

Compensation cost capitalized as part of property and equipment	$92	$77	$364	$295

LVSC 2004 Plan:
Stock options granted	160	416	218	467

Weighted average grant date fair value	$36.19	$37.85	$35.01	$37.59

Restricted stock granted	25	16	43	513

Weighted average grant date fair value	$56.98	$46.27	$54.55	$53.08

Restricted stock units granted	26	300	34	313

Weighted average grant date fair value	$57.28	$44.98	$56.14	$45.22

SCL Equity Plan:
Stock options granted	1,242	2,047	2,729	4,482

Weighted average grant date fair value	$2.41	$1.57	$2.29	$1.63

Restricted stock units granted	1,000	—	1,000	—

Weighted average grant date fair value	$5.26	$—	$5.26	$—

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
LVSC 2004 Plan:
Weighted average volatility	94.8%	95.2%	94.8%	95.2%
Expected term (in years)	5.5	5.3	5.5	5.4
Risk-free rate	1.3%	1.1%	1.2%	1.1%
Expected dividends	2.5%	1.8%	2.5%	1.8%
SCL Equity Plan:
Weighted average volatility	68.1%	70.2%	68.2%	70.3%
Expected term (in years)	6.3	6.3	6.3	6.2
Risk-free rate	0.4%	0.5%	0.4%	0.6%
Expected dividends	3.3%	4.2%	3.4%	4.1%

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

The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013
Cash equivalents(1)	$1,589,352	$1,589,352	$—	$—
Interest rate caps(2)	$340	$—	$340	$—
As of December 31, 2012
Cash equivalents(1)	$1,377,330	$1,377,330	$—	$—
Interest rate caps(2)	$218	$—	$218	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of June 30, 2013 and December 31, 2012, the Company had 24 and 30 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.3 million and $0.2 million, respectively, based on quoted market values from the institutions holding the agreements.

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

On October 15, 2004, Richard Suen and Round Square Company Limited (“RSC”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court of Clark County requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court of Clark County denied the Company’s motion. The Company intends to appeal the jury verdict. The Company believes that it has valid bases in law and fact to appeal the verdict. As a result, the Company believes that the likelihood that the amount of the judgment will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court of Clark County granted defendants motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court of Clark County ordered a hearing on plaintiffs request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court of Clark County until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court of Clark County scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court of Clark County vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have now been fully briefed to the Nevada Supreme Court). Mr. Jacobs is seeking unspecified damages in this matter. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of June 30, 2013.

The investigation by the Audit Committee, though largely completed, remains ongoing. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.

On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing Defendants’ Motion for Partial Reconsideration of the Court’s Order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013 status hearing. On July 22, 2013, the Court extended the stay until December 2, 2013. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On March 23, 2012, Ernest Kleinschmidt filed a shareholder derivative action (the “Kleinschmidt action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Michael A. Leven, Irwin A. Siegel, Jeffrey H. Schwartz, Jason N. Ader, Charles D. Forman, Irwin Chafetz and George P. Koo, who are currently members of the Board of Directors, and Wing T. Chao, Andrew R. Heyer, James Purcell, Bradley H. Stone and William P. Weidner, who are former members of the Board of Directors and/or executives of the Company. The complaint alleges, among other things, breach of fiduciary duties for disseminating false and misleading information, failure to maintain internal controls and failing to properly oversee and manage the Company, and unjust enrichment. The complaint seeks, among other relief, unspecified damages, direction to LVSC to take unspecified actions to improve its corporate governance and internal procedures, restitution and disgorgement of profits, and attorneys’ fees, costs and related expenses for the plaintiff. On June 29, 2012, the defendants who had been served at that time including nominal defendant LVSC and defendants Michael A. Leven, Irwin A. Siegel, Jason N. Ader, Charles D. Forman, Irwin Chafetz, George P. Koo, James Purcell, Bradley H. Stone and William P. Weidner filed a motion to dismiss. On July 20 and July 25, 2012, defendants Jeffery H. Schwartz and Wing T. Chao, respectively, each filed a substantially similar motion to dismiss. On October 10, 2012, the case was transferred to business court within the District Court of Clark County. On October 12, 2012, the case was reassigned to a new judge. On January 14, 2013, the District Court of Clark County filed its order dismissing the entire case for failure to make a demand on the Board of Directors of LVSC with 5 of 6 claims dismissed with prejudice as being time barred under applicable statutes of limitations. The sixth claim for unjust enrichment was allowed to be re-filed, but only after demand on the Board of Directors of LVSC is made. The Company received a letter from the plaintiffs lawyers dated February 9, 2013, making their demand on the Board of Directors of LVSC for the unjust enrichment claim that the District Court of Clark County previously dismissed without prejudice. In addition, on February 19, 2013, the plaintiffs filed a notice of appeal with the Nevada Supreme Court appealing the dismissal of the case. Plaintiff’s opening brief in the Nevada Supreme Court is due on August 12, 2013, and the response briefs will be due per the court’s calendar. Based on proceedings to date, management is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort, LLC (“VCR” and collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.4 million at exchange rates in effect on June 30, 2013) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

On August 1, 2012, SCL filed an announcement with the SEHK stating that SCL’s subsidiary, VML, has received a notification from the Office for Personal Data Protection of the Macao government (the “OPDP”) indicating that the OPDP has launched an official investigation procedure in relation to the alleged transfer from Macao by VML to the United States of certain data contrary to the Personal Data Protection Act (Macau). On April 13, 2013, the OPDP presented its findings and VML received a cumulative fine of 40,000 patacas (approximately $5,006 at exchange rates in effect on June 30, 2013). VML paid the fine as levied by the OPDP.

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

NOTE 10 — SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao and phase III of Sands Cotai Central in Macao, and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The information for the six months ended June 30, 2012, has been reclassified to conform to the current presentation. The Company’s segment information as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenues:
Macao:
The Venetian Macao	$894,706	$649,446	$1,766,918	$1,422,206
Sands Cotai Central	584,002	265,601	1,171,181	265,601
Four Seasons Macao	274,089	266,137	497,309	565,741
Sands Macao	294,667	271,603	604,940	620,686
Other Asia	36,408	37,935	70,281	73,503

	2,083,872	1,490,722	4,110,629	2,947,737
Marina Bay Sands	739,490	694,762	1,534,354	1,543,431
United States:
Las Vegas Operating Properties	345,730	327,313	757,271	711,916
Sands Bethlehem	126,759	115,096	249,675	230,658

	472,489	442,409	1,006,946	942,574
Intersegment eliminations	(52,910)	(45,987)	(106,269)	(89,094)

Total net revenues	$3,242,941	$2,581,906	$6,545,660	$5,344,648

Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$360,864	$229,241	$709,346	$511,174
Sands Cotai Central	146,147	51,838	277,668	51,838
Four Seasons Macao	61,809	76,587	115,361	144,106
Sands Macao	88,338	71,304	184,940	178,260
Other Asia	(2,135)	(5,955)	(5,724)	(11,677)

	655,023	423,015	1,281,591	873,701
Marina Bay Sands	355,349	330,405	752,130	802,924
United States:
Las Vegas Operating Properties	62,969	64,350	176,397	180,156
Sands Bethlehem	33,579	26,917	63,435	54,419

	96,548	91,267	239,832	234,575

Total adjusted property EBITDA	1,106,920	844,687	2,273,553	1,911,200
Other Operating Costs and Expenses
Stock-based compensation	(6,847)	(6,338)	(13,661)	(15,507)
Corporate	(46,481)	(58,592)	(102,753)	(107,547)
Pre-opening	(1,031)	(43,472)	(7,868)	(94,931)
Development	(6,002)	(6,797)	(11,353)	(7,995)
Depreciation and amortization	(251,048)	(220,440)	(503,605)	(415,187)
Amortization of leasehold interests in land	(10,108)	(10,057)	(20,275)	(20,002)
Impairment loss	—	(100,781)	—	(143,674)
Loss on disposal of assets	(4,762)	(482)	(6,694)	(1,075)

Operating income	780,641	397,728	1,607,344	1,105,282
Other Non-Operating Costs and Expenses
Interest income	3,236	6,892	7,029	12,540
Interest expense, net of amounts capitalized	(68,376)	(64,533)	(137,208)	(129,205)
Other income (expense)	3,893	1,782	1,785	(1,637)
Loss on modification or early retirement of debt	—	(16,403)	—	(19,234)
Income tax expense	(47,721)	(39,085)	(103,303)	(102,256)

Net income	$671,673	$286,381	$1,375,647	$865,490

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Intersegment Revenues
Macao:
The Venetian Macao	$1,414	$1,159	$2,488	$2,072
Sands Cotai Central	89	76	178	76
Other Asia	9,607	7,796	18,861	14,212

	11,110	9,031	21,527	16,360
Marina Bay Sands	2,344	611	4,752	1,099
Las Vegas Operating Properties	39,456	36,345	79,990	71,635

Total intersegment revenues	$52,910	$45,987	$106,269	$89,094

	Six Months Ended June 30,
	2013	2012
Capital Expenditures
Corporate and Other	$21,646	$12,958
Macao:
The Venetian Macao	44,091	35,513
Sands Cotai Central	124,841	506,096
Four Seasons Macao	5,668	19,345
Sands Macao	9,740	12,875
Other Asia	217	435
The Parisian Macao	59,342	354

	243,899	574,618
Marina Bay Sands	96,974	87,450
United States:
Las Vegas Operating Properties	27,339	46,905
Sands Bethlehem	4,157	13,581

	31,496	60,486

Total capital expenditures	$394,015	$735,512

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	June 30,	December 31,
	2013	2012
Total Assets
Corporate and Other	$864,258	$586,788
Macao:
The Venetian Macao	2,989,848	3,254,193
Sands Cotai Central	4,761,747	4,791,560
Four Seasons Macao	1,288,725	1,338,714
Sands Macao	411,689	414,531
Other Asia	329,143	345,522
The Parisian Macao	195,445	118,975
Other Development Projects	217	123

	9,976,814	10,263,618
Marina Bay Sands	6,519,903	6,941,510
United States:
Las Vegas Operating Properties	3,700,457	3,605,513
Sands Bethlehem	722,392	766,223

	4,422,849	4,371,736

Total assets	$21,783,824	$22,163,652

	June 30,	December 31,
	2013	2012
Total Long-Lived Assets
Corporate and Other	$404,359	$398,100
Macao:
The Venetian Macao	1,934,698	1,968,415
Sands Cotai Central	3,818,917	3,836,471
Four Seasons Macao	950,846	971,732
Sands Macao	281,259	285,344
Other Asia	195,193	202,392
The Parisian Macao	195,445	118,912

	7,376,358	7,383,266
Marina Bay Sands	5,385,730	5,657,351
United States:
Las Vegas Operating Properties	3,104,747	3,179,426
Sands Bethlehem	594,583	607,346

	3,699,330	3,786,772

Total long-lived assets	$16,865,777	$17,225,489

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

LVSLLC, VCR, Mall Intermediate Holding Company, LLC, Venetian Transport, LLC, Venetian Marketing, Inc., Lido Intermediate Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Sands Expo & Convention Center, Inc. (formerly Interface Group-Nevada, Inc.), Palazzo Condo Tower, LLC, Sands Pennsylvania, Inc., Phase II Mall Holding, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC (collectively, the “Restricted Subsidiaries”), are all guarantors under the Senior Secured Credit Facility. In March 2013, Phase II Mall Holding, LLC was merged into Lido Casino Resort Holding Company, LLC, which was then merged into Lido Intermediate Holding Company, LLC, which was then merged into VCR. Mall Intermediate Holding Company, LLC was also merged into VCR in March 2013 and Venetian Transport, LLC was merged into LVSLLC in May 2013. The noncontrolling interest amount included in the Restricted Subsidiaries’ condensed consolidating balance sheets is related to non-voting preferred stock of one of the subsidiaries held by third parties.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $23.4 million (consisting of $245.0 million of property and equipment, offset by $268.4 million of liabilities consisting primarily of deferred proceeds from the sale) and $17.3 million (consisting of $250.8 million of property and equipment, offset by $268.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of June 30, 2013 and December 31, 2012, respectively, and a net loss (consisting primarily of depreciation expense) of $3.2 million and $6.4 million for the three and six months ended June 30, 2013, respectively, and $3.8 million and $7.5 million for the three and six months ended June 30, 2012, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$34,592	$332,564	$2,146,985	$—	$2,514,141
Restricted cash and cash equivalents	—	—	5,782	—	5,782
Intercompany receivables	218,008	58,325	—	(276,333)	—
Intercompany notes receivable	—	296,012	237,161	(533,173)	—
Accounts receivable, net	3,674	280,501	1,519,182	—	1,803,357
Inventories	4,389	11,492	25,348	—	41,229
Deferred income taxes, net	5,976	—	—	(4,333)	1,643
Prepaid expenses and other	18,091	9,877	71,243	(4)	99,207

Total current assets	284,730	988,771	4,005,701	(813,843)	4,465,359
Property and equipment, net	174,880	3,259,245	12,002,942	—	15,437,067
Investments in subsidiaries	7,474,193	5,455,526	—	(12,929,719)	—
Deferred financing costs, net	209	9,712	173,118	—	183,039
Restricted cash and cash equivalents	—	1,102	103	—	1,205
Intercompany receivables	5,633	43,078	—	(48,711)	—
Intercompany notes receivable	—	1,005,813	—	(1,005,813)	—
Deferred income taxes, net	1,774	39,156	—	(495)	40,435
Leasehold interests in land, net	—	—	1,428,710	—	1,428,710
Intangible assets, net	690	—	108,988	—	109,678
Other assets, net	264	23,103	94,964	—	118,331

Total assets	$7,942,373	$10,825,506	$17,814,526	$(14,798,581)	$21,783,824

Accounts payable	$15,180	$30,054	$75,801	$—	$121,035
Construction payables	3,760	2,379	279,522	—	285,661
Intercompany payables	—	213,420	62,913	(276,333)	—
Intercompany notes payable	237,161	—	296,012	(533,173)	—
Accrued interest payable	78	594	10,963	—	11,635
Other accrued liabilities	72,393	228,624	1,704,898	—	2,005,915
Income taxes payable	1,753	—	169,264	(4)	171,013
Deferred income taxes	—	4,323	10	(4,333)	—
Current maturities of long-term debt	3,688	973,290	3,190	—	980,168

Total current liabilities	334,013	1,452,684	2,602,573	(813,843)	3,575,427
Other long-term liabilities	42,739	10,242	88,145	—	141,126
Intercompany payables	—	—	48,711	(48,711)	—
Intercompany notes payable	—	—	1,005,813	(1,005,813)	—
Deferred income taxes	—	—	171,401	(495)	170,906
Deferred amounts related to mall transactions	—	428,087	—	—	428,087
Long-term debt	65,516	1,593,844	6,851,871	—	8,511,231

Total liabilities	442,268	3,484,857	10,768,514	(1,868,862)	12,826,777

Total Las Vegas Sands Corp. stockholders’ equity	7,500,105	7,340,244	5,589,475	(12,929,719)	7,500,105
Noncontrolling interests	—	405	1,456,537	—	1,456,942

Total equity	7,500,105	7,340,649	7,046,012	(12,929,719)	8,957,047

Total liabilities and equity	$7,942,373	$10,825,506	$17,814,526	$(14,798,581)	$21,783,824

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

	Las Vegas	Restricted	Non-Restricted	Consolidating/ Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$7,962	$182,402	$2,322,402	$—	$2,512,766
Restricted cash and cash equivalents	—	34	4,487	—	4,521
Intercompany receivables	209,961	62,968	—	(272,929)	—
Intercompany notes receivable	—	1,100,000	237,161	(1,337,161)	—
Accounts receivable, net	6,646	259,691	1,552,923	—	1,819,260
Inventories	3,501	13,081	27,293	—	43,875
Deferred income taxes, net	5,687	—	87	(3,475)	2,299
Prepaid expenses and other	13,257	12,223	69,313	—	94,793

Total current assets	247,014	1,630,399	4,213,666	(1,613,565)	4,477,514
Property and equipment, net	173,065	3,329,824	12,263,859	—	15,766,748
Investments in subsidiaries	7,045,198	4,657,313	—	(11,702,511)	—
Deferred financing costs, net	238	12,528	201,699	—	214,465
Restricted cash and cash equivalents	—	1,068	870	—	1,938
Intercompany receivables	6,109	54,982	—	(61,091)	—
Intercompany notes receivable	—	928,728	—	(928,728)	—
Deferred income taxes, net	3,665	39,429	—	186	43,280
Leasehold interests in land, net	—	—	1,458,741	—	1,458,741
Intangible assets, net	690	—	69,928	—	70,618
Other assets, net	243	18,994	111,111	—	130,348

Total assets	$7,476,222	$10,673,265	$18,319,874	$(14,305,709)	$22,163,652

Accounts payable	$9,948	$25,007	$71,543	$—	$106,498
Construction payables	5,318	7,680	330,374	—	343,372
Intercompany payables	—	173,698	99,231	(272,929)	—
Intercompany notes payable	237,161	—	1,100,000	(1,337,161)	—
Accrued interest payable	82	1,050	14,410	—	15,542
Other accrued liabilities	42,318	235,882	1,617,283	—	1,895,483
Income taxes payable	—	4	164,122	—	164,126
Deferred income taxes	—	3,475	—	(3,475)	—
Current maturities of long-term debt	3,688	90,649	3,465	—	97,802

Total current liabilities	298,515	537,445	3,400,428	(1,613,565)	2,622,823
Other long-term liabilities	48,506	9,776	75,654	—	133,936
Intercompany payables	—	—	61,091	(61,091)	—
Intercompany notes payable	—	—	928,728	(928,728)	—
Deferred income taxes	—	—	185,759	186	185,945
Deferred amounts related to mall transactions	—	430,271	—	—	430,271
Long-term debt	67,359	2,753,745	7,311,161	—	10,132,265

Total liabilities	414,380	3,731,237	11,962,821	(2,603,198)	13,505,240

Total Las Vegas Sands Corp. stockholders’ equity	7,061,842	6,941,623	4,760,888	(11,702,511)	7,061,842
Noncontrolling interests	—	405	1,596,165	—	1,596,570

Total equity	7,061,842	6,942,028	6,357,053	(11,702,511)	8,658,412

Total liabilities and equity	$7,476,222	$10,673,265	$18,319,874	$(14,305,709)	$22,163,652

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$105,067	$2,569,062	$—	$2,674,129
Rooms	—	120,567	204,062	—	324,629
Food and beverage	—	51,523	123,249	—	174,772
Mall	—	—	107,993	—	107,993
Convention, retail and other	—	76,829	89,651	(43,430)	123,050

	—	353,986	3,094,017	(43,430)	3,404,573
Less — promotional allowances	(342)	(20,510)	(140,409)	(371)	(161,632)

Net revenues	(342)	333,476	2,953,608	(43,801)	3,242,941

Operating expenses:
Casino	—	71,464	1,448,853	(596)	1,519,721
Rooms	—	38,880	26,805	—	65,685
Food and beverage	—	23,883	66,484	(1,073)	89,294
Mall	—	—	18,147	—	18,147
Convention, retail and other	—	23,777	62,380	(6,063)	80,094
Provision for doubtful accounts	—	9,748	52,310	—	62,058
General and administrative	—	70,351	237,694	(176)	307,869
Corporate	41,184	134	41,053	(35,890)	46,481
Pre-opening	—	—	1,030	1	1,031
Development	5,997	9	—	(4)	6,002
Depreciation and amortization	6,323	45,622	199,103	—	251,048
Amortization of leasehold interests in land	—	—	10,108	—	10,108
Loss on disposal of assets	—	551	4,211	—	4,762

	53,504	284,419	2,168,178	(43,801)	2,462,300

Operating income (loss)	(53,846)	49,057	785,430	—	780,641
Other income (expense):
Interest income	32	44,792	4,386	(45,974)	3,236
Interest expense, net of amounts capitalized	(1,492)	(21,806)	(91,052)	45,974	(68,376)
Other income (expense)	32	(481)	4,342	—	3,893
Income from equity investments in subsidiaries	571,639	487,974	—	(1,059,613)	—

Income before income taxes	516,365	559,536	703,106	(1,059,613)	719,394
Income tax benefit (expense)	13,388	(19,104)	(42,005)	—	(47,721)

Net income	529,753	540,432	661,101	(1,059,613)	671,673
Net income attributable to noncontrolling interests	—	(606)	(141,314)	—	(141,920)

Net income attributable to Las Vegas Sands Corp.	$529,753	$539,826	$519,787	$(1,059,613)	$529,753

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$264,964	$5,145,219	$—	$5,410,183
Rooms	—	241,681	407,964	—	649,645
Food and beverage	—	106,344	253,757	—	360,101
Mall	—	—	193,454	—	193,454
Convention, retail and other	—	163,265	173,693	(87,847)	249,111

	—	776,254	6,174,087	(87,847)	6,862,494
Less — promotional allowances	(614)	(42,740)	(272,613)	(867)	(316,834)

Net revenues	(614)	733,514	5,901,474	(88,714)	6,545,660

Operating expenses:
Casino	—	151,047	2,896,379	(1,426)	3,046,000
Rooms	—	78,031	56,344	—	134,375
Food and beverage	—	47,914	140,250	(2,139)	186,025
Mall	—	—	35,405	—	35,405
Convention, retail and other	—	55,067	115,647	(11,771)	158,943
Provision for doubtful accounts	—	19,326	107,411	—	126,737
General and administrative	—	139,160	459,516	(393)	598,283
Corporate	87,924	265	87,539	(72,975)	102,753
Pre-opening	—	115	7,753	—	7,868
Development	10,968	395	—	(10)	11,353
Depreciation and amortization	12,477	90,595	400,533	—	503,605
Amortization of leasehold interests in land	—	—	20,275	—	20,275
Loss on disposal of assets	—	1,114	5,580	—	6,694

	111,369	583,029	4,332,632	(88,714)	4,938,316

Operating income (loss)	(111,983)	150,485	1,568,842	—	1,607,344
Other income (expense):
Interest income	1,095	92,328	8,284	(94,678)	7,029
Interest expense, net of amounts capitalized	(2,870)	(44,550)	(184,466)	94,678	(137,208)
Other income (expense)	32	(2,465)	4,218	—	1,785
Income from equity investments in subsidiaries	1,172,900	962,875	—	(2,135,775)	—

Income before income taxes	1,059,174	1,158,673	1,396,878	(2,135,775)	1,478,950
Income tax benefit (expense)	42,540	(53,395)	(92,448)	—	(103,303)

Net income	1,101,714	1,105,278	1,304,430	(2,135,775)	1,375,647
Net income attributable to noncontrolling interests	—	(1,085)	(272,848)	—	(273,933)

Net income attributable to Las Vegas Sands Corp.	$1,101,714	$1,104,193	$1,031,582	$(2,135,775)	$1,101,714

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$529,753	$540,432	$661,101	$(1,059,613)	$671,673
Currency translation adjustment	(42,195)	(23,213)	(41,081)	65,408	(41,081)

Total comprehensive income	487,558	517,219	620,020	(994,205)	630,592
Comprehensive income attributable to noncontrolling interests	—	(606)	(142,428)	—	(143,034)

Comprehensive income attributable to Las Vegas Sands Corp.	$487,558	$516,613	$477,592	$(994,205)	$487,558

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$1,101,714	$1,105,278	$1,304,430	$(2,135,775)	$1,375,647
Currency translation adjustment	(87,971)	(75,041)	(89,537)	163,012	(89,537)

Total comprehensive income	1,013,743	1,030,237	1,214,893	(1,972,763)	1,286,110
Comprehensive income attributable to noncontrolling interests	—	(1,085)	(271,282)	—	(272,367)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,013,743	$1,029,152	$943,611	$(1,972,763)	$1,013,743

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$600,618	$1,051,301	$1,899,491	$(1,527,203)	$2,024,207

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(532)	—	(532)
Capital expenditures	(15,850)	(26,131)	(352,034)	—	(394,015)
Proceeds from disposal of property and equipment	—	106	1,610	—	1,716
Acquisition of intangible assets	—	—	(45,857)	—	(45,857)
Dividends received from non-restricted subsidiaries	—	610,998	—	(610,998)	—
Repayments of receivable from non-restricted subsidiaries	—	790	—	(790)	—
Capital contributions to subsidiaries	(33)	(567,998)	—	568,031	—

Net cash generated from (used in) investing activities	(15,883)	17,765	(396,813)	(43,757)	(438,688)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,171	—	4,664	—	22,835
Excess tax benefit from stock option exercises	3,107	—	—	—	3,107
Dividends paid	(577,539)	—	(411,359)	—	(988,898)
Distributions to noncontrolling interests	—	(1,085)	(3,628)	—	(4,713)
Dividends paid to Las Vegas Sands Corp.	—	(640,153)	(30,326)	670,479	—
Dividends paid to Restricted Subsidiaries	—	—	(1,467,722)	1,467,722	—
Capital contributions received	—	—	568,031	(568,031)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(790)	790	—
Proceeds from 2012 Singapore credit facility	—	—	80,496	—	80,496
Repayments on 2012 Singapore credit facility	—	—	(406,870)	—	(406,870)
Repayments on senior secured credit facility	—	(276,479)	—	—	(276,479)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease and other long-term debt	—	(1,187)	(2,051)	—	(3,238)

Net cash used in financing activities	(558,105)	(918,904)	(1,669,555)	1,570,960	(1,575,604)

Effect of exchange rate on cash	—	—	(8,540)	—	(8,540)

Increase (decrease) in cash and cash equivalents	26,630	150,162	(175,417)	—	1,375
Cash and cash equivalents at beginning of period	7,962	182,402	2,322,402	—	2,512,766

Cash and cash equivalents at end of period	$34,592	$332,564	$2,146,985	$—	$2,514,141

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012

				Consolidating/
	Las Vegas	Restricted	Non-Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$82,011	$798,641	$1,363,504	$(825,837)	$1,418,319

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(454)	—	(454)
Capital expenditures	(12,332)	(47,438)	(675,742)	—	(735,512)
Proceeds from disposal of property and equipment	—	24	1,454	—	1,478
Notes receivable to non-restricted subsidiaries	—	(7,315)	—	7,315	—
Dividends received from non-restricted subsidiaries	—	712,500	—	(712,500)	—
Repayments of receivable from non-restricted subsidiaries	—	450	—	(450)	—
Capital contributions to subsidiaries	(33)	(665,000)	—	665,033	—

Net cash used in investing activities	(12,365)	(6,779)	(674,742)	(40,602)	(734,488)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,137	—	3,419	—	25,556
Proceeds from the exercise of warrants	526,398	—	—	—	526,398
Dividends paid	(410,586)	—	(357,056)	—	(767,642)
Distributions to noncontrolling interests	—	(1,261)	(3,834)	—	(5,095)
Dividends paid to Las Vegas Sands Corp.	—	(123,836)	(75,012)	198,848	—
Dividends paid to Restricted Subsidiaries	—	—	(1,339,489)	1,339,489	—
Capital contributions received	—	—	665,033	(665,033)	—
Borrowings from Restricted Subsidiaries	—	—	7,315	(7,315)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(450)	450	—
Proceeds from 2012 Singapore credit facility	—	—	3,625,516	—	3,625,516
Repayments on Singapore credit facility	—	—	(3,635,676)	—	(3,635,676)
Repayments on senior secured credit facility	—	(413,341)	—	—	(413,341)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(140,337)	—	(140,337)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease and other long-term debt	—	(839)	(1,041)	—	(1,880)
Payments of deferred financing costs	—	—	(100,142)	—	(100,142)

Net cash used in financing activities	(53,607)	(539,277)	(1,351,754)	866,439	(1,078,199)

Effect of exchange rate on cash	—	—	13,650	—	13,650

Increase (decrease) in cash and cash equivalents	16,039	252,585	(649,342)	—	(380,718)
Cash and cash equivalents at beginning of period	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of period	$28,888	$942,227	$2,550,885	$—	$3,522,000

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

Operations

We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); Sands Cotai Central; the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure.

Macao

We own 70.2% of Sands China Ltd. (“SCL”), which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession.

We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 86.3% and 83.4% of the gross revenue at The Venetian Macao for the six months ended June 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.

In April and September 2012 and January 2013, we opened phases I, IIA and IIB, respectively, of our Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA, includes the first hotel tower on parcel 6, which features approximately 1,800 rooms and suites managed by Starwood Asia Pacific Hotels and Resorts Pte Ltd. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). Phase III of the project is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be approximately $450 million. We intend to commence construction of phase III of the project as demand and market conditions warrant it. As of June 30, 2013, we have capitalized costs of $4.07 billion for the entire project, including the land premium (net of amortization) and $159.6 million in outstanding construction payables. Approximately 86.5% and 89.4% of the gross revenue at Sands Cotai Central for the six months ended June 30, 2013 and the 81-day period ended June 30, 2012, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites managed and operated by Four Seasons Hotels Inc., and features 19 Paiza mansions; approximately 108,000 square feet of gaming space; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 86.5% and 89.0% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 249,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.2% and 94.6% of the gross revenue at the Sands Macao for the six months ended June 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

Singapore

We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. In April 2013, we paid 57.0 million Singapore dollars (“SGD,” approximately $45.1 million at exchange rates in effect on June 30, 2013) to the Casino Regulatory Authority in Singapore as part of the process to renew our gaming license, which now expires in April 2016. Approximately 75.9% and 77.0% of the gross revenue at the Marina Bay Sands for the six months ended June 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

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

Approximately 67.0% and 66.4% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2013 and 2012, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center, which opened in May 2012. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.7% and 89.0% of the gross revenue at Sands Bethlehem for the six months ended June 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

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

There were no newly identified significant accounting estimates during the six months ended June 30, 2013, nor were there any material changes to the critical accounting policies and estimates discussed in our 2012 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in thousands)
Net revenues	$3,242,941	$2,581,906	25.6%	$6,545,660	$5,344,648	22.5%
Operating expenses	2,462,300	2,184,178	12.7%	4,938,316	4,239,366	16.5%
Operating income	780,641	397,728	96.3%	1,607,344	1,105,282	45.4%
Income before income taxes	719,394	325,466	121.0%	1,478,950	967,746	52.8%
Net income	671,673	286,381	134.5%	1,375,647	865,490	58.9%
Net income attributable to Las Vegas Sands Corp.	529,753	240,587	120.2%	1,101,714	739,529	49.0%

	Percent of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses	75.9%	84.6%	75.4%	79.3%
Operating income	24.1%	15.4%	24.6%	20.7%
Income before income taxes	22.2%	12.6%	22.6%	18.1%
Net income	20.7%	11.1%	21.0%	16.2%
Net income attributable to Las Vegas Sands Corp.	16.3%	9.3%	16.8%	13.8%

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 30.2%, 21.4%, 35.3%, 21.1% and 23.7% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.4%, 3.6%, 5.2%, 4.1% and 5.2% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 29.6% and 28.5%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2013.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 20% to 22% at our Las Vegas Operating Properties and 14% to 16% at Sands Bethlehem. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.8% and 7.1% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month hold percentage. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 72.2% of our table games play in Las Vegas, for six months ended June 30, 2013, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended June 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$2,674,129	$2,067,424	29.3%
Rooms	324,629	275,311	17.9%
Food and beverage	174,772	159,744	9.4%
Mall	107,993	93,740	15.2%
Convention, retail and other	123,050	116,834	5.3%

	3,404,573	2,713,053	25.5%
Less—promotional allowances	(161,632)	(131,147)	(23.2)%

Total net revenues	$3,242,941	$2,581,906	25.6%

Consolidated net revenues were $3.24 billion for the three months ended June 30, 2013, an increase of $661.0 million compared to $2.58 billion for the three months ended June 30, 2012. The increase in net revenues was driven by an increase of $318.4 million at Sands Cotai Central, with its progressive opening that commenced in April 2012, and increases of $245.3 million and $44.7 million at The Venetian Macao and Marina Bay Sands, primarily due to increased casino revenues.

Casino revenues increased $606.7 million compared to the three months ended June 30, 2012. The increase is attributable to an increase of $281.1 million at Sands Cotai Central, due to its progressive opening, a $239.0 million increase at The Venetian Macao, driven by increases in Non-Rolling Chip drop and Rolling Chip win percentage, as well as a $40.1 million increase at Marina Bay Sands, driven by an increase in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$800,551	$561,591	42.6%
Non-Rolling Chip drop	$1,593,825	$1,020,925	56.1%
Non-Rolling Chip win percentage	28.2%	30.6%	(2.4	)pts
Rolling Chip volume	$11,837,962	$11,161,558	6.1%
Rolling Chip win percentage	3.41%	2.68%	0.73	pts
Slot handle	$1,149,675	$1,148,802	0.1%
Slot hold percentage	5.6%	5.2%	0.4	pts
Sands Cotai Central
Total casino revenues	$530,526	$249,466	112.7%
Non-Rolling Chip drop	$1,228,197	$389,446	215.4%
Non-Rolling Chip win percentage	22.1%	21.5%	0.6	pts
Rolling Chip volume	$14,335,395	$6,820,630	110.2%
Rolling Chip win percentage	2.35%	3.12%	(0.77	)pts
Slot handle	$1,249,631	$665,384	87.8%
Slot hold percentage	3.8%	4.0%	(0.2	)pts
Four Seasons Macao
Total casino revenues	$242,137	$239,783	1.0%
Non-Rolling Chip drop	$186,051	$90,953	104.6%
Non-Rolling Chip win percentage	22.5%	43.9%	(21.4	)pts
Rolling Chip volume	$9,944,261	$9,207,309	8.0%
Rolling Chip win percentage	2.93%	3.05%	(0.12	)pts
Slot handle	$181,998	$199,069	(8.6)%
Slot hold percentage	6.2%	5.4%	0.8	pts
Sands Macao
Total casino revenues	$287,499	$264,771	8.6%
Non-Rolling Chip drop	$822,867	$717,091	14.8%
Non-Rolling Chip win percentage	20.3%	19.7%	0.6	pts
Rolling Chip volume	$5,818,168	$6,164,802	(5.6)%
Rolling Chip win percentage	2.62%	2.58%	0.04	pts
Slot handle	$637,214	$611,728	4.2%
Slot hold percentage	4.1%	4.1%	—	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$590,326	$550,231	7.3%
Non-Rolling Chip drop	$1,163,667	$1,205,491	(3.5)%
Non-Rolling Chip win percentage	23.4%	22.2%	1.2	pts
Rolling Chip volume	$14,371,639	$11,505,743	24.9%
Rolling Chip win percentage	2.53%	2.42%	0.11	pts
Slot handle	$2,744,474	$2,741,055	0.1%
Slot hold percentage	5.0%	5.2%	(0.2	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$105,066	$94,598	11.1%
Table games drop	$551,326	$434,612	26.9%
Table games win percentage	15.9%	16.5%	(0.6	)pts
Slot handle	$475,430	$445,083	6.8%
Slot hold percentage	8.7%	8.9%	(0.2	)pts
Sands Bethlehem
Total casino revenues	$118,024	$106,984	10.3%
Table games drop	$258,853	$218,423	18.5%
Table games win percentage	16.2%	14.3%	1.9	pts
Slot handle	$1,055,101	$1,012,576	4.2%
Slot hold percentage	7.0%	7.2%	(0.2	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $49.3 million compared to the three months ended June 30, 2012. The increase is attributable to an increase of $32.6 million at Sands Cotai Central, due to its progressive opening, a $7.8 million increase at our Las Vegas Operating Properties, driven by an increase in occupancy, and a $6.4 million increase at Marina Bay Sands, driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2013	2012	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$51,068	$49,905	2.3%
Occupancy rate	87.4%	86.7%	0.7	pts
Average daily room rate	$227	$228	(0.4)%
Revenue per available room	$199	$198	0.5%
Sands Cotai Central
Total room revenues	$47,959	$15,337	212.7%
Occupancy rate	67.5%	75.1%	(7.6	)pts
Average daily room rate	$143	$141	1.4%
Revenue per available room	$97	$106	(8.5)%
Four Seasons Macao
Total room revenues	$9,716	$8,915	9.0%
Occupancy rate	80.7%	73.3%	7.4	pts
Average daily room rate	$352	$357	(1.4)%
Revenue per available room	$284	$261	8.8%
Sands Macao
Total room revenues	$5,939	$5,828	1.9%
Occupancy rate	95.0%	93.2%	1.8	pts
Average daily room rate	$242	$242	—%
Revenue per available room	$230	$225	2.2%
Singapore Operations:
Marina Bay Sands
Total room revenues	$86,536	$80,124	8.0%
Occupancy rate	99.4%	99.1%	0.3	pts
Average daily room rate	$379	$351	8.0%
Revenue per available room	$377	$348	8.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$120,567	$112,787	6.9%
Occupancy rate	91.6%	86.2%	5.4	pts
Average daily room rate	$205	$205	—%
Revenue per available room	$188	$176	6.8%
Sands Bethlehem
Total room revenues	$2,844	$2,415	17.8%
Occupancy rate	72.5%	62.2%	10.3	pts
Average daily room rate	$143	$142	0.7%
Revenue per available room	$104	$88	18.2%

Food and beverage revenues increased $15.0 million compared to the three months ended June 30, 2012. The increase was primarily attributable to a $12.7 million increase at Sands Cotai Central, due to its progressive opening.

Mall revenues increased $14.3 million compared to the three months ended June 30, 2012. The increase was primarily due to a $15.6 million increase at our Macao operating properties, driven by an increase in base rents as well as the progressive opening of Sands Cotai Central. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2013	2012	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$37,413	$31,313	19.5%
Mall gross leasable area (in square feet)	759,077	806,897	(5.9)%
Occupancy	95.6%	91.6%	4.0	pts
Base rent per square foot	$150	$136	10.3%
Tenant sales per square foot	$1,357	$1,165	16.5%
The Shoppes at Sands Cotai Central(1)
Total mall revenues	$8,694	$3,252	167.3%
Mall gross leasable area (in square feet)	210,143	50,635	315.0%
Occupancy	100.0%	100.0%	—	pts
Base rent per square foot	$121	$204	(40.7)%
The Shoppes at Four Seasons(2)
Total mall revenues	$25,436	$21,347	19.2%
Mall gross leasable area (in square feet)	241,416	189,088	27.7%
Occupancy	89.9%	92.2%	(2.3	)pts
Base rent per square foot	$155	$149	4.0%
Tenant sales per square foot	$4,661	$4,095	13.8%
Singapore Operations:
The Shoppes at Marina Bay Sands(3)
Total mall revenues	$35,753	$37,376	(4.3)%
Mall gross leasable area (in square feet)	640,648	629,734	1.7%
Occupancy	86.7%	97.2%	(10.5	)pts
Base rent per square foot	$219	$199	10.1%
Tenant sales per square foot	$1,552	$1,313	18.2%
U.S. Operations:
The Outlets at Sands Bethlehem(4)
Total mall revenues	$697	$452	54.2%
Mall gross leasable area (in square feet)	134,907	129,216	4.4%
Occupancy	75.9%	65.3%	10.6	pts
Base rent per square foot	$22	$—	—%

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)	In November 2012, The Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in approximately 52,000 square feet of additional gross leasable space.
(3)

The decrease in occupancy at The Shoppes at Marina Bay Sands is due to an ongoing repositioning of the mall that will bring in several new key luxury tenants. Approximately 56,000 square feet of gross leasable area is currently undergoing new fit-out and is not considered occupied as of June 30, 2013.

(4)

A progressive opening of The Outlets at Sands Bethlehem began in November 2011. Base rent per square foot for the three months ended June 30, 2012, and tenant sales per square foot for the three months ended June 30, 2013 and 2012, are excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$1,519,721	$1,187,458	28.0%
Rooms	65,685	60,513	8.5%
Food and beverage	89,294	81,973	8.9%
Mall	18,147	17,798	2.0%
Convention, retail and other	80,094	78,403	2.2%
Provision for doubtful accounts	62,058	58,374	6.3%
General and administrative	307,869	259,038	18.9%
Corporate	46,481	58,592	(20.7)%
Pre-opening	1,031	43,472	(97.6)%
Development	6,002	6,797	(11.7)%
Depreciation and amortization	251,048	220,440	13.9%
Amortization of leasehold interests in land	10,108	10,057	0.5%
Impairment loss	—	100,781	(100.0)%
Loss on disposal of assets	4,762	482	888.0%

Total operating expenses	$2,462,300	$2,184,178	12.7%

Operating expenses were $2.46 billion for the three months ended June 30, 2013, an increase of $278.1 million compared to $2.18 billion for the three months ended June 30, 2012. The increase in operating expenses was primarily attributable to the progressive opening of Sands Cotai Central that commenced in April 2012.

Casino expenses increased $332.3 million compared to the three months ended June 30, 2012. Of the increase, $239.9 million was attributable to the 39.0% gross win tax on increased casino revenues across all of our Macao properties, as well as a $40.4 million increase in additional casino expenses at Sands Cotai Central.

Rooms and food and beverage expenses increased $5.2 million and $7.3 million, respectively, compared to the three months ended June 30, 2012. The increases were driven by the associated increases in the related revenues described above.

The provision for doubtful accounts was $62.1 million for the three months ended June 30, 2013, compared to $58.4 million for the three months ended June 30, 2012. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $48.8 million compared to the three months ended June 30, 2012. The increase was primarily attributable to a $30.0 million increase at Sands Cotai Central, as well as a $9.9 million increase at The Venetian Macao, driven by an increase in advertising expense.

Corporate expenses decreased $12.1 million compared to the three months ended June 30, 2012, driven by a decrease in legal fees.

Pre-opening expenses were $1.0 million for the three months ended June 30, 2013, compared to $43.5 million for the three months ended June 30, 2012. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2012, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $30.6 million compared to the three months ended June 30, 2012. The increase was primarily attributable to a $37.9 million increase at Sands Cotai Central, partially offset by decreases at our Las Vegas Operating Properties and our other Macao operating properties due to certain assets being fully depreciated.

The impairment loss of $100.8 million for the three months ended June 30, 2012, was primarily due to the write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao.

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

	Three Months Ended June 30,
			Percent
	2013	2012	Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$360,864	$229,241	57.4%
Sands Cotai Central	146,147	51,838	181.9%
Four Seasons Macao	61,809	76,587	(19.3)%
Sands Macao	88,338	71,304	23.9%
Other Asia	(2,135)	(5,955)	64.1%

	655,023	423,015	54.8%
Marina Bay Sands	355,349	330,405	7.5%
United States:
Las Vegas Operating Properties	62,969	64,350	(2.1)%
Sands Bethlehem	33,579	26,917	24.8%

	96,548	91,267	5.8%

Total adjusted property EBITDA	$1,106,920	$844,687	31.0%

Adjusted property EBITDA at our Macao operations increased $232.0 million compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase of $131.6 million at The Venetian Macao, driven by an increase in casino activity, as well as an increase of $94.3 million at Sands Cotai Central, due to its progressive opening that commenced in April 2012.

Adjusted property EBITDA at Marina Bay Sands increased $24.9 million compared to the three months ended June 30, 2012. The increase was primarily attributable to a $44.7 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Adjusted property EBITDA at our Las Vegas Operating Properties remained relatively unchanged compared to the three months ended June 30, 2012. Net revenues increased $15.0 million (excluding intersegment royalty revenue), but was offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $6.7 million compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase in net revenues of $11.7 million, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended
	June 30,
	2013	2012
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs)	$65,163	$73,025
Add—imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,791	3,779
Less—capitalized interest	(578)	(12,271)

Interest expense, net	$68,376	$64,533

Cash paid for interest	$42,944	$57,797
Weighted average total debt balance	$9,799,933	$9,765,204
Weighted average interest rate	2.7%	3.0%

Interest cost decreased $7.9 million compared to the three months ended June 30, 2012, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $11.7 million compared to the three months ended June 30, 2012, primarily due to the completion of phases I, IIA and IIB of Sands Cotai Central in April and September 2012 and January 2013, respectively.

Other Factors Effecting Earnings

Other income was $3.9 million for the three months ended June 30, 2013, compared to $1.8 million for the three months ended June 30, 2012. The amounts in both periods were primarily attributable to foreign exchange gains.

The loss on modification or early retirement of debt of $16.4 million for the three months ended June 30, 2012, was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012.

Our effective income tax rate was 6.6% for the three months ended June 30, 2013, compared to 12.0% for the three months ended June 30, 2012. The effective income tax rate for the three months ended June 30, 2013 and 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in December 2013. During July 2012, we requested an additional 5-year income tax exemption. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $141.9 million for the three months ended June 30, 2013, compared to $45.8 million for the three months ended June 30, 2012. These amounts are primarily related to the noncontrolling interest of SCL.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Operating Revenues

Our net revenues consisted of the following:

	Six Months Ended June 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$5,410,183	$4,333,917	24.8%
Rooms	649,645	543,038	19.6%
Food and beverage	360,101	313,199	15.0%
Mall	193,454	165,158	17.1%
Convention, retail and other	249,111	246,551	1.0%

	6,862,494	5,601,863	22.5%
Less—promotional allowances	(316,834)	(257,215)	(23.2)%

Total net revenues	$6,545,660	$5,344,648	22.5%

Consolidated net revenues were $6.55 billion for the six months ended June 30, 2013, an increase of $1.20 billion compared to $5.34 billion for the six months ended June 30, 2012. The increase in net revenues was driven by an increase of $905.6 million at Sands Cotai Central, with its progressive opening that commenced in April 2012, as well as an increase of $344.7 million at The Venetian Macao, primarily due to increased casino activity.

Casino revenues increased $1.08 billion compared to the six months ended June 30, 2012. The increase is attributable to an increase of $814.8 million at Sands Cotai Central, due to its progressive opening, as well as a $343.6 million increase at The Venetian Macao, driven by increases in Non-Rolling Chip drop and Rolling Chip win percentage. These increases were partially offset by a $74.1 million decrease at Four Seasons Macao, driven by decreases in Rolling Chip volume and win percentage. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,579,090	$1,235,464	27.8%
Non-Rolling Chip drop	$2,927,717	$2,126,481	37.7%
Non-Rolling Chip win percentage	30.0%	30.6%	(0.6	)pts
Rolling Chip volume	$23,508,883	$24,963,132	(5.8)%
Rolling Chip win percentage	3.49%	2.82%	0.67	pts
Slot handle	$2,341,207	$2,389,642	(2.0)%
Slot hold percentage	5.5%	5.4%	0.1	pts
Sands Cotai Central
Total casino revenues	$1,064,312	$249,466	326.6%
Non-Rolling Chip drop	$2,263,537	$389,446	481.2%
Non-Rolling Chip win percentage	21.8%	21.5%	0.3	pts
Rolling Chip volume	$27,957,800	$6,820,630	309.9%
Rolling Chip win percentage	2.71%	3.12%	(0.41	)pts
Slot handle	$2,478,094	$665,384	272.4%
Slot hold percentage	3.9%	4.0%	(0.1	)pts
Four Seasons Macao
Total casino revenues	$448,588	$522,697	(14.2)%
Non-Rolling Chip drop	$296,580	$196,887	50.6%
Non-Rolling Chip win percentage	32.3%	42.7%	(10.4	)pts
Rolling Chip volume	$19,424,410	$21,910,479	(11.3)%
Rolling Chip win percentage	2.58%	2.92%	(0.34	)pts
Slot handle	$366,407	$397,316	(7.8)%
Slot hold percentage	5.6%	5.7%	(0.1	)pts
Sands Macao
Total casino revenues	$589,866	$605,849	(2.6)%
Non-Rolling Chip drop	$1,586,091	$1,424,935	11.3%
Non-Rolling Chip win percentage	20.7%	20.5%	0.2	pts
Rolling Chip volume	$12,197,159	$12,598,279	(3.2)%
Rolling Chip win percentage	2.69%	3.17%	(0.48	)pts
Slot handle	$1,343,677	$1,274,972	5.4%
Slot hold percentage	3.9%	4.3%	(0.4	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,230,526	$1,251,513	(1.7)%
Non-Rolling Chip drop	$2,358,296	$2,372,503	(0.6)%
Non-Rolling Chip win percentage	23.3%	22.2%	1.1	pts
Rolling Chip volume	$32,578,931	$24,310,289	34.0%
Rolling Chip win percentage	2.52%	3.03%	(0.51	)pts
Slot handle	$5,529,794	$5,481,704	0.9%
Slot hold percentage	5.0%	5.3%	(0.3	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$264,964	$253,293	4.6%
Table games drop	$1,057,722	$1,043,631	1.4%
Table games win percentage	21.5%	20.9%	0.6	pts
Slot handle	$970,536	$928,909	4.5%
Slot hold percentage	8.8%	8.7%	0.1	pts
Sands Bethlehem
Total casino revenues	$232,837	$215,635	8.0%
Table games drop	$503,547	$419,928	19.9%
Table games win percentage	15.9%	14.6%	1.3	pts
Slot handle	$2,089,032	$2,046,227	2.1%
Slot hold percentage	7.1%	7.3%	(0.2	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $106.6 million compared to the six months ended June 30, 2012. The increase is attributable to an increase of $78.9 million at Sands Cotai Central, due to its progressive opening, a $15.4 million increase at our Las Vegas Operating Properties, driven by an increase in occupancy, and a $13.9 million increase at Marina Bay Sands, driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2013	2012	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$105,501	$108,873	(3.1)%
Occupancy rate	89.5%	90.1%	(0.6	)pts
Average daily room rate	$229	$236	(3.0)%
Revenue per available room	$205	$213	(3.8)%
Sands Cotai Central
Total room revenues	$94,201	$15,337	514.2%
Occupancy rate	69.0%	75.1%	(6.1	)pts
Average daily room rate	$148	$141	5.0%
Revenue per available room	$102	$106	(3.8)%
Four Seasons Macao
Total room revenues	$19,881	$19,011	4.6%
Occupancy rate	81.0%	77.8%	3.2	pts
Average daily room rate	$361	$358	0.8%
Revenue per available room	$292	$279	4.7%
Sands Macao
Total room revenues	$11,974	$11,983	(0.1)%
Occupancy rate	94.9%	93.5%	1.4	pts
Average daily room rate	$244	$247	(1.2)%
Revenue per available room	$232	$231	0.4%
Singapore Operations:
Marina Bay Sands
Total room revenues	$171,118	$157,260	8.8%
Occupancy rate	99.0%	98.7%	0.3	pts
Average daily room rate	$379	$346	9.5%
Revenue per available room	$375	$341	10.0%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$241,681	$226,236	6.8%
Occupancy rate	91.0%	84.8%	6.2	pts
Average daily room rate	$208	$209	(0.5)%
Revenue per available room	$189	$177	6.8%
Sands Bethlehem
Total room revenues	$5,289	$4,338	21.9%
Occupancy rate	68.9%	56.2%	12.7	pts
Average daily room rate	$141	$141	—%
Revenue per available room	$97	$79	22.8%

Food and beverage revenues increased $46.9 million compared to the six months ended June 30, 2012. The increase was primarily attributable to a $35.3 million increase at Sands Cotai Central, due to its progressive opening, as well as a $5.8 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $28.3 million compared to the six months ended June 30, 2012. The increase was primarily due to a $27.1 million increase at our Macao operating properties, driven by an increase in base rents as well as the progressive opening of Sands Cotai Central. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2013	2012	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$67,270	$57,428	17.1%
Mall gross leasable area (in square feet)	759,077	806,897	(5.9)%
Occupancy	95.6%	91.6%	4.0	pts
Base rent per square foot	$150	$136	10.3%
Tenant sales per square foot	$1,357	$1,165	16.5%
The Shoppes at Sands Cotai Central(2)
Total mall revenues	$16,624	$3,252	411.2%
Mall gross leasable area (in square feet)	210,143	50,635	315.0%
Occupancy	100.0%	100.0%	—	pts
Base rent per square foot	$121	$204	(40.7)%
The Shoppes at Four Seasons(3)
Total mall revenues	$35,726	$31,806	12.3%
Mall gross leasable area (in square feet)	241,416	189,088	27.7%
Occupancy	89.9%	92.2%	(2.3	)pts
Base rent per square foot	$155	$149	4.0%
Tenant sales per square foot	$4,661	$4,095	13.8%
Singapore Operations:
The Shoppes at Marina Bay Sands(4)
Total mall revenues	$72,548	$71,910	0.9%
Mall gross leasable area (in square feet)	640,648	629,734	1.7%
Occupancy	86.7%	97.2%	(10.5	)pts
Base rent per square foot	$219	$199	10.1%
Tenant sales per square foot	$1,552	$1,313	18.2%
U.S. Operations:
The Outlets at Sands Bethlehem(5)
Total mall revenues	$1,286	$762	68.8%
Mall gross leasable area (in square feet)	134,907	129,216	4.4%
Occupancy	75.9%	65.3%	10.6	pts
Base rent per square foot	$22	$—	—%

(1)

As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2013 and 2012, they are identical to the summary presented herein for the three months ended June 30, 2013 and 2012, respectively.

(2)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(3)	In November 2012, The Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in approximately 52,000 square feet of additional gross leasable space.
(4)

The decrease in occupancy at The Shoppes at Marina Bay Sands is due to an ongoing repositioning of the mall that will bring in several new key luxury tenants. Approximately 56,000 square feet of gross leasable area is currently undergoing new fit-out and is not considered occupied as of June 30, 2013.

(5)

A progressive opening of The Outlets at Sands Bethlehem began in November 2011. Base rent per square foot for the six months ended June 30, 2012, and tenant sales per square foot for the six months ended June 30, 2013 and 2012, are excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses

The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$3,046,000	$2,395,009	27.2%
Rooms	134,375	113,299	18.6%
Food and beverage	186,025	160,274	16.1%
Mall	35,405	34,099	3.8%
Convention, retail and other	158,943	157,927	0.6%
Provision for doubtful accounts	126,737	110,592	14.6%
General and administrative	598,283	477,755	25.2%
Corporate	102,753	107,547	(4.5)%
Pre-opening	7,868	94,931	(91.7)%
Development	11,353	7,995	42.0%
Depreciation and amortization	503,605	415,187	21.3%
Amortization of leasehold interests in land	20,275	20,002	1.4%
Impairment loss	—	143,674	(100.0)%
Loss on disposal of assets	6,694	1,075	522.7%

Total operating expenses	$4,938,316	$4,239,366	16.5%

Operating expenses were $4.94 billion for the six months ended June 30, 2013, an increase of $699.0 million compared to $4.24 billion for the six months ended June 30, 2012. The increase in operating expenses was primarily attributable to the progressive opening of Sands Cotai Central that commenced in April 2012.

Casino expenses increased $651.0 million compared to the six months ended June 30, 2012. Of the increase, $472.7 million was attributable to the 39.0% gross win tax on increased casino revenues across all of our Macao properties, as well as a $139.6 million increase in additional casino expenses at Sands Cotai Central.

Rooms and food and beverage expenses increased $21.1 million and $25.8 million, respectively, compared to the six months ended June 30, 2012. The increases were driven by the associated increases in the related revenues described above.

The provision for doubtful accounts was $126.7 million for the six months ended June 30, 2013, compared to $110.6 million for the six months ended June 30, 2012. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $120.5 million compared to the six months ended June 30, 2012. The increase was primarily attributable to a $79.4 million increase at Sands Cotai Central, as well as a $20.5 million increase at The Venetian Macao, driven by an increase in advertising expense.

Pre-opening expenses were $7.9 million for the six months ended June 30, 2013, compared to $94.9 million for the six months ended June 30, 2012. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2013 and 2012, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $88.4 million compared to the six months ended June 30, 2012. The increase was primarily attributable to a $99.5 million increase at Sands Cotai Central, partially offset by decreases at our Las Vegas Operating Properties and our other Macao operating properties due to certain assets being fully depreciated.

The impairment loss of $143.7 million for the six months ended June 30, 2012, consisted primarily of a $100.7 million write-off of capitalized construction costs related to our Cotai Strip parcels 7 and 8 in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.

Adjusted Property EBITDA

The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$709,346	$511,174	38.8%
Sands Cotai Central	277,668	51,838	435.6%
Four Seasons Macao	115,361	144,106	(19.9)%
Sands Macao	184,940	178,260	3.7%
Other Asia	(5,724)	(11,677)	51.0%

	1,281,591	873,701	46.7%
Marina Bay Sands	752,130	802,924	(6.3)%
United States:
Las Vegas Operating Properties	176,397	180,156	(2.1)%
Sands Bethlehem	63,435	54,419	16.6%

	239,832	234,575	2.2%

Total adjusted property EBITDA	$2,273,553	$1,911,200	19.0%

Adjusted property EBITDA at our Macao operations increased $407.9 million compared to the six months ended June 30, 2012. The increase was primarily attributable to a $225.8 million increase at Sands Cotai Central, due to its progressive opening that commenced in April 2012, as well as a $198.2 million increase at The Venetian Macao, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands decreased $50.8 million compared to the six months ended June 30, 2012. The decrease was primarily attributable to a $21.0 million decrease in casino revenues, driven by a decrease in Rolling Chip win percentage, and a $24.5 million increase in casino expenses.

Adjusted property EBITDA at our Las Vegas Operating Properties remained relatively unchanged compared to the six months ended June 30, 2012. Net revenues increased $37.4 million (excluding intersegment royalty revenue), but was offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $9.0 million compared to the six months ended June 30, 2012. The increase was primarily attributable to a $19.0 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$131,989	$156,047
Add - imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7,580	7,555
Less - capitalized interest	(2,361)	(34,397)

Interest expense, net	$137,208	$129,205

Cash paid for interest	$107,655	$157,709
Weighted average total debt balance	$9,942,247	$9,926,923
Weighted average interest rate	2.7%	3.1%

Interest cost decreased $24.1 million compared to the six months ended June 30, 2012, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $32.0 million compared to the six months ended June 30, 2012, primarily due to the completion of phases I, IIA and IIB of Sands Cotai Central in April and September 2012 and January 2013, respectively.

Other Factors Effecting Earnings

Other income was $1.8 million for the six months ended June 30, 2013, compared to other expense of $1.6 million for the six months ended June 30, 2012. The amounts in both periods were primarily attributable to foreign exchange gains and losses, as well as changes in the fair value of our interest rate cap agreements.

The loss on modification or early retirement of debt of $19.2 million for the six months ended June 30, 2012, was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012.

Our effective income tax rate was 7.0% for the six months ended June 30, 2013, compared to 10.6% for the six months ended June 30, 2012. The effective income tax rate for the six months ended June 30, 2013 and 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which, if not extended, will expire in December 2013. During July 2012, we requested an additional 5-year income tax exemption. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $273.9 million for the six months ended June 30, 2013, compared to $126.0 million for the six months ended June 30, 2012. These amounts are primarily related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations

We own and operate retail malls at our integrated resorts at The Venetian Macao, Four Seasons Macao, Sands Cotai Central, Marina Bay Sands and Sands Bethlehem. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.

Our malls are designed to complement our other unique amenities and service offerings provided by our integrated resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents, management fees and reimbursements for common area maintenance (“CAM”) and other expenditures.

The following tables summarize the results of our mall operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	The Grand Canal Shoppes at The Venetian Macao	The Shoppes at Four Seasons	The Shoppes at Sands Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the three months ended June 30, 2013
Mall revenues:
Minimum rents(3)	$24,493	$16,789	$5,743	$24,742	$267	$72,034
Overage rents	6,572	6,833	1,110	2,919	430	17,864
CAM, levies and management fees	6,348	1,814	1,841	8,092	—	18,095

Total mall revenues	37,413	25,436	8,694	35,753	697	107,993

Mall operating expenses:
Common area maintenance	4,348	1,373	1,391	6,746	328	14,186
Management fees and other direct operating expenses	1,673	316	211	1,610	151	3,961

Mall operating expenses	6,021	1,689	1,602	8,356	479	18,147
Property taxes(4)	—	—	—	1,790	267	2,057
Provision for (recovery of) doubtful accounts	(395)	35	(140)	(24)	—	(524)

Mall-related expenses(5)	5,626	1,724	1,462	10,122	746	19,680
For the three months ended June 30, 2012
Mall revenues:
Minimum rents(3)	$19,925	$5,578	$2,096	$27,457	$315	$55,371
Overage rents	5,978	14,347	—	2,110	136	22,571
CAM, levies and management fees	5,410	1,422	1,156	7,810	—	15,798

Total mall revenues	31,313	21,347	3,252	37,377	451	93,740

Mall operating expenses:
Common area maintenance	4,134	1,016	508	6,302	263	12,223
Management fees and other direct operating expenses	1,714	603	669	2,549	40	5,575

Mall operating expenses	5,848	1,619	1,177	8,851	303	17,798
Property taxes(4)	—	—	—	1,361	116	1,477
Provision for (recovery of) doubtful accounts	89	188	22	12	—	311

Mall-related expenses(5)	5,937	1,807	1,199	10,224	419	19,586

	The Grand Canal Shoppes at The Venetian Macao	The Shoppes at Four Seasons	The Shoppes at Sands Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the six months ended June 30, 2013
Mall revenues:
Minimum rents(3)	$48,098	$24,334	$11,521	$51,240	$536	$135,729
Overage rents	7,247	7,821	1,428	5,412	750	22,658
CAM, levies and management fees	11,925	3,571	3,675	15,896	—	35,067

Total mall revenues	67,270	35,726	16,624	72,548	1,286	193,454

Mall operating expenses:
Common area maintenance	7,865	2,552	2,711	13,276	597	27,001
Management fees and other direct operating expenses	3,508	743	546	3,346	261	8,404

Mall operating expenses	11,373	3,295	3,257	16,622	858	35,405
Property taxes(4)	—	—	—	3,600	530	4,130
Provision for (recovery of) doubtful accounts	(419)	155	(122)	(3)	—	(389)

Mall-related expenses(5)	10,954	3,450	3,135	20,219	1,388	39,146
For the six months ended June 30, 2012
Mall revenues:
Minimum rents(3)	$38,519	$10,748	$2,096	$53,706	$519	$105,588
Overage rents	8,543	18,422	—	3,160	242	30,367
CAM, levies and management fees	10,366	2,636	1,156	15,045	—	29,203

Total mall revenues	57,428	31,806	3,252	71,911	761	165,158

Mall operating expenses:
Common area maintenance	7,770	1,947	508	12,223	484	22,932
Management fees and other direct operating expenses	3,785	1,325	669	5,306	82	11,167

Mall operating expenses	11,555	3,272	1,177	17,529	566	34,099
Property taxes(4)	—	—	—	2,692	287	2,979
Provision for (recovery of) doubtful accounts	(144)	339	22	12	—	229

Mall-related expenses(5)	11,411	3,611	1,199	20,233	853	37,307

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.
(3)	Minimum rents include base rents and straight-line adjustments of base rents.
(4)

Our malls in Macao were exempt from property tax for the three and six months ended June 30, 2013 and 2012. Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. We are currently in the process of requesting an extension from the Macao government on the property tax exemption and the exact date of expiration currently cannot be determined.

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

Development Projects

Macao

We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), hotel and shopping mall. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities and have capitalized costs of $195.4 million, including the land premium (net of amortization), as of June 30, 2013. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.

As of June 30, 2013, we have capitalized an aggregate of $8.65 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our $3.7 billion Macao credit facility, we may need to arrange additional financing to fund the balance of our Cotai Strip developments.

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

Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014. We will be applying for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for another extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $4.07 billion or $195.4 million in capitalized construction costs and land premiums (net of amortization), as of June 30, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.

United States

We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of June 30, 2013, we have capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, we could record a charge for all or some portion of the $178.8 million in capitalized construction costs as of June 30, 2013.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Net cash generated from operating activities	$2,024,207	$1,418,319

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(532)	(454)
Capital expenditures	(394,015)	(735,512)
Proceeds from disposal of property and equipment	1,716	1,478
Acquisition of intangible assets	(45,857)	—

Net cash used in investing activities	(438,688)	(734,488)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,835	25,556
Proceeds from exercise of warrants	—	526,398
Excess tax benefits from stock-based compensation	3,107	—
Dividends paid	(988,898)	(767,642)
Distributions to noncontrolling interests	(4,713)	(5,095)
Proceeds from long-term debt	80,496	3,625,516
Repayments on long-term debt	(688,431)	(4,382,790)
Payments of deferred financing costs	—	(100,142)

Net cash used in financing activities	(1,575,604)	(1,078,199)

Effect of exchange rate on cash	(8,540)	13,650

Increase (decrease) in cash and cash equivalents	$1,375	$(380,718)

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2013, increased $605.9 million compared to the six months ended June 30, 2012. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.

Cash Flows — Investing Activities

Capital expenditures for the six months ended June 30, 2013, totaled $394.0 million, including $243.9 million for construction and development activities in Macao (primarily for phase IIB of Sands Cotai Central, which was completed in January 2013), $97.0 million in Singapore; $27.3 million at our Las Vegas Operating Properties and $25.8 million for corporate and other activities. Additionally, during the six months ended June 30, 2013, we paid SGD 57.0 million (approximately $45.1 million at exchange rates in effect on June 30, 2013) to renew our Singapore gaming license.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $1.58 billion for the six months ended June 30, 2013, which was primarily attributable to $988.9 million in dividend payments, repayments of $406.9 million on our 2012 Singapore Revolving Facility and repayments of $276.5 million on our Senior Secured Credit Facility.

As of June 30, 2013, we had $1.19 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit and outstanding banker’s guarantees.

Development Financing Strategy

Through June 30, 2013, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly period ended June 30, 2013, decreases to 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending June 30 through September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of June 30, 2013, our U.S., Macao and Singapore leverage ratios were 0.9x, 1.3x, 3.0x, respectively, compared to the maximum leverage ratios allowed of 5.0x, 4.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted cash and cash equivalents of approximately $2.51 billion and restricted cash and cash equivalents of approximately $7.0 million as of June 30, 2013, of which approximately $2.10 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.10 billion, approximately $1.60 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may need to arrange additional financing to fund the balance of our Cotai Strip developments.

In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof. During the six months ended June 30, 2013, we repaid the outstanding balance under our 2012 Singapore Revolving Facility and repaid $200 million under our Senior Secured Extended Revolving Facility.

On February 28 and June 21, 2013, SCL paid a dividend of 0.67 Hong Kong dollars (“HKD”) and HKD 0.66 per share, respectively (a total of $1.38 billion) to SCL shareholders (of which we retained $970.2 million). On March 29 and June 28, 2013, we paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the six months ended June 30, 2013, we recorded $577.7 million as a distribution against retained earnings (of which $302.1 million related to our Principal Stockholder’s family). In July 2013, our Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $289 million) to be paid on September 30, 2013, to shareholders of record on September 20, 2013. We expect this level of dividend to continue quarterly through the remainder of 2013.

In June 2013, our Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During June 2013, we repurchased 883,046 shares of our common stock for $46.6 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury shares.

Aggregate Indebtedness and Other Known Contractual Obligations

As of June 30, 2013, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2012, with the exception of the following:

•	repayment of $327.6 million outstanding balance under our 2012 Singapore Revolving Facility (which would have matured in December 2017 with no interim amortization); and

•	repayment of $200.0 million under our Senior Secured Extended Revolving Facility (which would have matured in May 2014 with no interim amortization).

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2013, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending June 30:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$0.9	$0.6	$—	$—	$—	$—	$1.5	$1.5
Average interest rate(2)	5.0%	5.0%	—%	—%	—%	—%	5.0%
Variable rate	$974.6	$1,020.1	$2,148.5	$3,935.4	$1,381.9	$—	$9,460.5	$9,396.0
Average interest rate(2)	1.8%	1.9%	1.9%	2.2%	1.9%	—%	2.0%
ASSETS
Cap agreements(3)	$—	$0.1	$0.2	$—	$—	$—	$0.3	$0.3

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of June 30, 2013, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $94.5 million.

(3)	As of June 30, 2013, we have 24 interest rate cap agreements with an aggregate fair value of approximately $0.3 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. credit facility bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The portions of the revolving facility and term loans that were not extended bear interest at the alternative base rate plus 0.25% per annum or 0.5% per annum, respectively, or at the adjusted Eurodollar rate plus 1.25% per annum or 1.5% per annum, respectively. The extended revolving facility and extended term loans bear interest at the alternative base rate plus 1.0% per annum or 1.5% per annum, respectively, or at the adjusted Eurodollar rate plus 2.0% per annum or 2.5% per annum, respectively. Applicable spreads under the U.S. credit facility are subject to downward adjustments based upon our credit rating. Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 1.5% per annum to 2.25% per annum based on a specified consolidated leverage. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum, which spread is subject to a reduction based on a ratio of debt to Adjusted EBITDA. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum.

Foreign currency transaction gains for the six months ended June 30, 2013, were $1.6 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of June 30, 2013, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.9 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer and Global Controller (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2013, and have concluded that they are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had, or was reasonably likely to have, a material effect on the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
June 1, 2013—June 30, 2013	883,046	$52.71	883,046	$1,953,452

(1)	Calculated excluding commissions.
(2)

On June 5, 2013, the Company announced a stock repurchase program pursuant to which the Company has been authorized to repurchase up to $2.0 billion of its outstanding common stock. As of June 30, 2013, approximately $1.95 billion of shares remained available for repurchase. The stock repurchase program will expire on June 5, 2015. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury shares.

ITEM 5 — OTHER INFORMATION

Effective July 31, 2013, the Company terminated Kenneth J. Kay’s employment as the Company’s Executive Vice President and Chief Financial Officer.

On July 10, 2013, the Company and Mr. Kay entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which Mr. Kay will receive (a) one year’s salary ($1,189,760), subject to applicable taxes and payroll deductions, (b) COBRA health care benefits for himself and his dependents ($18,000) and executive health coverage for Mr. Kay and his dependents for one year or until newly employed, (c) a prorated bonus for 2013, when (and if) such bonuses are paid, (d) life insurance premiums for one year of coverage at the existing level and (e) moving expenses. Any unvested stock options previously granted to Mr. Kay will be cancelled.

On July 10, 2013, the Company and Mr. Kay also entered into a Consultancy Agreement pursuant to which Mr. Kay will provide transition services as needed from August 1, 2013 through January 31, 2014, unless earlier terminated. Mr. Kay will receive payments of $50,000 per month under the Consultancy Agreement.

The foregoing descriptions of certain provisions of the Separation Agreement and the Consultancy Agreement do not purport to be complete and are qualified in their entirety by reference to the full texts of the Separation Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and the Consultancy Agreement included as Attachment A to the Separation Agreement, each of which are incorporated herein by reference.

ITEM 6 — EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

10.1

Separation Agreement and General Release, dated as of the Effective Date (as defined therein) between Kenneth J. Kay and Las Vegas Sands Corp. (including as Attachment A thereto, the Consultancy Agreement, entered into as of July 10, 2013, between Las Vegas Sands Corp. and Kenneth J. Kay).

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

LAS VEGAS SANDS CORP.

August 9, 2013	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer

August 9, 2013	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Accounting Officer and Global Controller (Principal Financial Officer)