Form 10-Q
period 2013-09-30
LAS VEGAS SANDS CORP
filed 2013-11-07
CIK 1300514

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock ($0.001 par value)	819,548,648 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,209,120	$2,512,766
Restricted cash and cash equivalents	5,750	4,521
Accounts receivable, net	1,848,522	1,819,260
Inventories	41,683	43,875
Deferred income taxes, net	2,500	2,299
Prepaid expenses and other	99,693	94,793

Total current assets	5,207,268	4,477,514
Property and equipment, net	15,413,209	15,766,748
Deferred financing costs, net	169,417	214,465
Restricted cash and cash equivalents	1,584	1,938
Deferred income taxes, net	40,982	43,280
Leasehold interests in land, net	1,426,696	1,458,741
Intangible assets, net	106,234	70,618
Other assets, net	119,705	130,348

Total assets	$22,485,095	$22,163,652

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114,741	$106,498
Construction payables	265,031	343,372
Accrued interest payable	1,427	15,542
Other accrued liabilities	2,222,047	1,895,483
Income taxes payable	140,248	164,126
Current maturities of long-term debt	1,301,624	97,802

Total current liabilities	4,045,118	2,622,823
Other long-term liabilities	146,824	133,936
Deferred income taxes	173,166	185,945
Deferred proceeds from sale of The Shoppes at The Palazzo	268,392	267,956
Deferred gain on sale of The Grand Canal Shoppes	41,282	43,880
Deferred rent from mall transactions	117,325	118,435
Long-term debt	8,461,992	10,132,265

Total liabilities	13,254,099	13,505,240

Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 825,994,377 and 824,297,756 shares issued, 820,514,776 and 824,297,756 shares outstanding	826	824
Capital in excess of par value	6,314,916	6,237,488
Treasury stock, at cost, 5,479,601 and zero shares	(346,253)	—
Accumulated other comprehensive income	194,212	263,078
Retained earnings	1,422,519	560,452

Total Las Vegas Sands Corp. stockholders’ equity	7,586,220	7,061,842
Noncontrolling interests	1,644,776	1,596,570

Total equity	9,230,996	8,658,412

Total liabilities and equity	$22,485,095	$22,163,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,984,538	$2,201,030	$8,394,721	$6,534,947
Rooms	349,001	287,849	998,646	830,887
Food and beverage	174,260	142,685	534,361	455,884
Mall	128,068	103,232	321,522	268,390
Convention, retail and other	123,259	117,129	372,370	363,680

	3,759,126	2,851,925	10,621,620	8,453,788
Less — promotional allowances	(190,586)	(142,443)	(507,420)	(399,658)

Net revenues	3,568,540	2,709,482	10,114,200	8,054,130

Operating expenses:
Casino	1,668,107	1,278,162	4,714,107	3,673,171
Rooms	69,511	58,911	203,886	172,210
Food and beverage	88,020	77,748	274,045	238,022
Mall	17,319	16,666	52,724	50,765
Convention, retail and other	69,102	66,867	228,045	224,794
Provision for doubtful accounts	55,371	72,805	182,108	183,397
General and administrative	380,865	268,832	979,148	746,587
Corporate	38,468	54,617	141,221	162,164
Pre-opening	1,778	39,872	9,646	134,803
Development	3,487	4,201	14,840	12,196
Depreciation and amortization	248,925	226,538	752,530	641,725
Amortization of leasehold interests in land	10,022	10,014	30,297	30,016
Impairment loss	—	—	—	143,674
Loss on disposal of assets	2,739	154	9,433	1,229

	2,653,714	2,175,387	7,592,030	6,414,753

Operating income	914,826	534,095	2,522,170	1,639,377
Other income (expense):
Interest income	3,819	4,176	10,848	16,716
Interest expense, net of amounts capitalized	(66,917)	(62,292)	(204,125)	(191,497)
Other income	3,207	2,352	4,992	715
Loss on modification or early retirement of debt	—	—	—	(19,234)

Income before income taxes	854,935	478,331	2,333,885	1,446,077
Income tax expense	(45,637)	(33,351)	(148,940)	(135,607)

Net income	809,298	444,980	2,184,945	1,310,470
Net income attributable to noncontrolling interests	(182,554)	(95,198)	(456,487)	(221,159)

Net income attributable to Las Vegas Sands Corp.	$626,744	$349,782	$1,728,458	$1,089,311

Earnings per share:
Basic	$0.76	$0.43	$2.10	$1.36

Diluted	$0.76	$0.42	$2.09	$1.32

Weighted average shares outstanding:
Basic	823,200,515	821,482,154	823,512,889	801,084,165

Diluted	826,965,340	825,606,248	827,543,510	823,361,035

Dividends declared per common share	$0.35	$0.25	$1.05	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands) (Unaudited)
Net income	$809,298	$444,980	$2,184,945	$1,310,470
Currency translation adjustment, net of tax	19,865	94,294	(69,672)	165,214

Total comprehensive income	829,163	539,274	2,115,273	1,475,684
Comprehensive income attributable to noncontrolling interests	(183,314)	(95,799)	(455,681)	(224,255)

Comprehensive income attributable to Las Vegas Sands Corp.	$645,849	$443,475	$1,659,592	$1,251,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands)
	(Unaudited)
Balance at January 1, 2012	$733	$5,610,160	$—	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	—	1,089,311	221,159	1,310,470
Currency translation adjustment	—	—	—	162,118	—	3,096	165,214
Exercise of stock options	1	27,253	—	—	—	3,116	30,370
Stock-based compensation	—	48,258	—	—	—	2,381	50,639
Issuance of restricted stock	1	(1)	—	—	—	—	—
Exercise of warrants	88	528,820	—	—	—	—	528,908
Acquisition of remaining shares of noncontrolling interest	—	(2,323)	—	—	—	2,323	—
Deemed distribution to Principal Stockholder	—	—	—	—	(18,576)	—	(18,576)
Dividends declared	—	—	—	—	(617,443)	(357,056)	(974,499)
Distributions to noncontrolling interests	—	—	—	—	—	(7,624)	(7,624)

Balance at September 30, 2012	$823	$6,212,167	$—	$256,222	$2,598,984	$1,455,858	$10,524,054

Balance at January 1, 2013	$824	$6,237,488	$—	$263,078	$560,452	$1,596,570	$8,658,412
Net income	—	—	—	—	1,728,458	456,487	2,184,945
Currency translation adjustment	—	—	—	(68,866)	—	(806)	(69,672)
Exercise of stock options	2	37,729	—	—	—	8,702	46,433
Tax benefit from stock-based compensation	—	2,394	—	—	—	—	2,394
Stock-based compensation	—	37,305	—	—	—	2,990	40,295
Repurchase of common stock	—	—	(346,253)	—	—	—	(346,253)
Dividends declared	—	—	—	—	(866,391)	(411,359)	(1,277,750)
Distributions to noncontrolling interests	—	—	—	—	—	(7,808)	(7,808)

Balance at September 30, 2013	$826	$6,314,916	$(346,253)	$194,212	$1,422,519	$1,644,776	$9,230,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$2,184,945	$1,310,470
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	752,530	641,725
Amortization of leasehold interests in land	30,297	30,016
Amortization of deferred financing costs and original issue discount	42,617	36,401
Amortization of deferred gain and rent	(3,708)	(3,708)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	1,030	1,295
Loss on modification or early retirement of debt	—	16,313
Impairment and loss on disposal of assets	9,433	144,903
Stock-based compensation expense	39,802	50,268
Provision for doubtful accounts	182,108	183,397
Foreign exchange (gain) loss	(9,802)	3,081
Excess tax benefits from stock-based compensation	(2,394)	—
Deferred income taxes	(5,762)	(20,671)
Changes in operating assets and liabilities:
Accounts receivable	(233,379)	(509,089)
Inventories	1,974	(7,026)
Prepaid expenses and other	3,473	(41,303)
Leasehold interests in land	(25,387)	(24,163)
Accounts payable	9,006	44,560
Accrued interest payable	(13,866)	(21,969)
Income taxes payable	(17,282)	46,328
Other accrued liabilities	215,148	292,005

Net cash generated from operating activities	3,160,783	2,172,833

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(877)	(717)
Capital expenditures	(599,482)	(1,062,778)
Proceeds from disposal of property and equipment	713	2,266
Acquisition of intangible assets	(45,857)	—

Net cash used in investing activities	(645,503)	(1,061,229)

Cash flows from financing activities:
Proceeds from exercise of stock options	46,433	30,370
Excess tax benefits from stock-based compensation	2,394	—
Repurchase of common stock	(211,241)	—
Proceeds from exercise of warrants	—	528,908
Dividends paid	(1,277,360)	(973,108)
Distributions to noncontrolling interests	(7,808)	(7,624)
Deemed distribution to Principal Stockholder	—	(18,576)
Proceeds from long-term debt (Note 3)	354,357	3,625,516
Repayments on long-term debt (Note 3)	(720,177)	(4,391,311)
Payments of deferred financing costs	—	(100,190)

Net cash used in financing activities	(1,813,402)	(1,306,015)

Effect of exchange rate on cash	(5,524)	37,108

Increase (decrease) in cash and cash equivalents	696,354	(157,303)
Cash and cash equivalents at beginning of period	2,512,766	3,902,718

Cash and cash equivalents at end of period	$3,209,120	$3,745,415

Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$164,250	$165,178

Cash payments for taxes, net of refunds	$175,059	$100,397

Change in construction payables	$(78,341)	$12,411

Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$493	$371

Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$390	$1,391

Property and equipment acquired under capital lease	$2,668	$10,097

Acquisition of remaining shares of noncontrolling interest	$—	$2,323

Repurchase of common stock included in other accrued liabilities	$135,012	$—

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

In April and September 2012 and January 2013, the Company opened phases I, IIA and IIB, respectively, of its Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA includes the first hotel tower on parcel 6, which features approximately 1,800 rooms and suites managed by Starwood Asia Pacific Hotels and Resorts Pte Ltd. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). The Company has commenced pre-construction activities on phase III of the project, which is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be in excess of $450 million. As of September 30, 2013, the Company has capitalized costs of $4.09 billion for the entire project, including the land premium (net of amortization) and $129.5 million in outstanding construction payables.

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

Singapore

The Company owns and operates the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. In April 2013, the Company paid 57.0 million Singapore dollars (“SGD,” approximately $45.4 million at exchange rates in effect on September 30, 2013) to the Casino Regulatory Authority in Singapore as part of the process to renew its gaming license, which now expires in April 2016.

United States

Las Vegas

The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and two enclosed retail, dining and entertainment complexes, currently referred to as the Grand Canal Shoppes. The complex located within The Venetian Las Vegas (previously known as “The Grand Canal Shoppes”) and the complex located within The Palazzo (previously known as “The Shoppes at The Palazzo”) were sold to GGP Limited Partnership (“GGP,” see “— Note 2 — Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo).

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

Development Projects

Macao

The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), hotel and shopping mall. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has commenced construction activities and has capitalized costs of $284.6 million, including the land premium (net of amortization), as of September 30, 2013. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.

Under the Company’s land concession for Sands Cotai Central, the Company is required to complete the development by May 2014. The Company will be applying for an extension from the Macao government to complete Sands Cotai Central, as the Company will be unable to meet the May 2014 deadline. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. Should the Company determine that it is unable to complete The Parisian Macao by April 2016, the Company would then also expect to apply for another extension from the Macao government. If the Company is unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.09 billion or $284.6 million in capitalized construction costs and land premiums (net of amortization), as of September 30, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.

United States

The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of September 30, 2013, the Company has capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, the Company could record a charge for all or some portion of the $178.8 million in capitalized construction costs as of September 30, 2013.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Other

The Company continues to aggressively pursue a variety of new development opportunities around the world.

Development Financing Strategy

Through September 30, 2013, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires the Company’s Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. The Company can elect to contribute up to $50 million of cash on hand to its Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. The Company’s Macao facility also requires the Company’s Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending September 30, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The Company’s Singapore credit facility (the “2012 Singapore Credit Facility”) requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. If the Company is unable to maintain compliance with the financial covenants under these credit facilities, it would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under the Company’s airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that the Company would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force the Company to restructure or alter its operations or debt obligations.

The Company held unrestricted cash and cash equivalents of $3.21 billion and restricted cash and cash equivalents of $7.3 million as of September 30, 2013. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may need to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof, including evaluating strategic alternatives related to the Company’s Pennsylvania operations.

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

In July 2013, the FASB issued authoritative guidance on the presentation of an unrecognized tax benefit when a loss or tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or tax credit carryforward that would apply in settlement of the uncertain tax positions. The guidance is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$556,001	$515,538
Building and improvements	15,271,904	14,414,026
Furniture, fixtures, equipment and leasehold improvements	2,780,095	2,557,071
Transportation	442,104	411,671
Construction in progress	1,023,021	1,824,531

	20,073,125	19,722,837
Less — accumulated depreciation and amortization	(4,659,916)	(3,956,089)

	$15,413,209	$15,766,748

Construction in progress consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Four Seasons Macao (principally the Four Seasons Apartments)	$402,354	$415,367
The Parisian Macao	226,932	59,510
Sands Cotai Central	77,697	913,432
Other	316,038	436,222

	$1,023,021	$1,824,531

The $316.0 million in other construction in progress as of September 30, 2013, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.

Under generally accepted accounting principles, the sale of The Shoppes at The Palazzo has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $242.1 million (net of $69.2 million of accumulated depreciation) as of September 30, 2013, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.

During the three and nine months ended September 30, 2013, and the three and nine months ended September 30, 2012, the Company capitalized interest expense of $0.9 million, $3.3 million, $9.9 million and $44.3 million, respectively. During the three and nine months ended September 30, 2013, and the three and nine months ended September 30, 2012, the Company capitalized approximately $5.9 million, $16.9 million, $4.8 million and $13.2 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

In May 2012, the Company withdrew its appeal regarding the Company’s application not being approved by the Macao government for a land concession related to its Cotai Strip development (formerly referred to as parcels 7 and 8) and recorded an impairment loss of $100.7 million during the nine months ended September 30, 2012, related to the capitalized construction costs of its development on parcels 7 and 8. The Company also recorded a one-time impairment loss of $42.9 million related to the termination of the ZAiA show at The Venetian Macao during the nine months ended September 30, 2012.

The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company,” the Company may be required to record an impairment charge related to these developments in the future.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Corporate and U.S. Related:
Senior Secured Credit Facility — Term B	$1,802,741	$1,816,477
Senior Secured Credit Facility — Delayed Draws I and II	537,873	606,561
Senior Secured Credit Facility — Revolving	450,000	400,000
Airplane Financings	68,281	71,047
HVAC Equipment Lease	18,524	19,714
Other	2,766	3,689
Macao Related:
2011 VML Credit Facility	3,208,923	3,209,839
Other	8,319	7,313
Singapore Related:
2012 Singapore Credit Facility — Term	3,666,189	3,767,141
2012 Singapore Credit Facility — Revolving	—	327,578
Other	—	708

	9,763,616	10,230,067
Less — current maturities	(1,301,624)	(97,802)

Total long-term debt	$8,461,992	$10,132,265

As of September 30, 2013, $1.22 billion of long-term debt classified as current related to the Senior Secured Credit Facility.

Senior Secured Credit Facility

As of September 30, 2013, the Company had $45.5 million of available borrowing capacity under the Senior Secured Credit Facility, net of outstanding letters of credit.

2011 VML Credit Facility

As of September 30, 2013, the Company had $500.0 million of available borrowing capacity under the 2011 VML Credit Facility.

2012 Singapore Credit Facility

As of September 30, 2013, the Company had SGD 492.7 million (approximately $392.7 million at exchange rates in effect on September 30, 2013) of available borrowing capacity under the 2012 Singapore Credit Facility, net of outstanding banker’s guarantees.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Cash Flows from Financing Activities

Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Proceeds from Senior Secured Credit Facility	$250,000	$—
Proceeds from 2012 Singapore Credit Facility	104,357	3,625,516

	$354,357	$3,625,516

Repayments on 2012 Singapore Credit Facility	$(430,504)	$—
Repayments on Senior Secured Credit Facility	(282,424)	(419,448)
Repayments on Singapore Credit Facility	—	(3,635,676)
Redemption of Senior Notes	—	(189,712)
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on Ferry Financing	—	(140,337)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(4,483)	(3,372)

	$(720,177)	$(4,391,311)

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt as of September 30, 2013 and December 31, 2012, was approximately $9.68 billion and $10.12 billion, respectively, compared to its carrying value of $9.73 billion and $10.20 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

NOTE 4 — EQUITY AND EARNINGS PER SHARE

Common Stock

Dividends

On March 29, June 28 and September 27, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2013, the Company recorded $866.4 million as a distribution against retained earnings (of which $453.1 million related to the Principal Stockholder’s family).

On March 30, June 29 and September 28, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2012, the Company recorded $617.4 million as a distribution against retained earnings (of which $323.5 million related to the Principal Stockholder’s family).

In October 2013, the Company’s Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $287 million) to be paid on December 31, 2013, to shareholders of record on December 20, 2013.

Repurchase Program

In June 2013, the Company’s Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2013, the Company repurchased 5,479,601 shares of its common stock for $346.3 million (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury shares.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Warrants

On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the warrant exercise price. Additionally, during the nine months ended September 30, 2012, 39,070 warrants were exercised to purchase an aggregate of 655,496 shares of the Company’s common stock at $6.00 per share and $3.9 million in cash was received as settlement of the warrant exercise price. No warrants were exercised during the nine months ended September 30, 2013.

Other Equity Transactions

In July 2012, the Company purchased a Boeing 747 airplane from an entity controlled by the Principal Stockholder for $34.0 million, based on independent third party appraisals. In accordance with accounting standards regarding transactions between entities under common control, the Company recorded the cost of the airplane at the Principal Stockholder’s book value at the date of the transaction, which was $15.4 million. The $18.6 million difference between the amount paid and the book value of the airplane (a gain to the Principal Stockholder) was recorded as a deemed distribution to the Principal Stockholder during the nine months ended September 30, 2012.

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

Noncontrolling Interests

On February 28 and June 21, 2013, SCL paid a dividend of 0.67 Hong Kong dollars (“HKD”) and HKD 0.66 per share, respectively (a total of $1.38 billion), to SCL shareholders (of which the Company retained $970.2 million). On February 28 and June 22, 2012, SCL paid a dividend of HKD 0.58 per share (a total of $1.2 billion) to SCL shareholders (of which the Company retained $844.4 million).

During the nine months ended September 30, 2013 and 2012, the Company distributed $7.8 million and $7.6 million, respectively, to certain of its noncontrolling interests.

Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	823,200,515	821,482,154	823,512,889	801,084,165
Potential dilution from stock options, warrants and restricted stock and stock units	3,764,825	4,124,094	4,030,621	22,276,870

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	826,965,340	825,606,248	827,543,510	823,361,035

Antidilutive stock options excluded from the calculation of diluted earnings per share	4,573,059	5,549,521	4,547,759	5,395,158

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Accumulated Other Comprehensive Income

As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

NOTE 5 — VARIABLE INTEREST ENTITIES

The Company consolidates any variable interest entities (“VIEs”) in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any, which management determines such designation based on accounting standards for VIEs.

The Company has entered into various joint venture agreements with independent third parties. The operations of these joint ventures have been consolidated by the Company due to the Company’s significant investment in these joint ventures, its power to direct the activities of the joint ventures that would significantly impact their economic performance and the obligation to absorb potentially significant losses or the rights to receive potentially significant benefits from these joint ventures. The Company evaluates its primary beneficiary designation on an ongoing basis and assesses the appropriateness of the VIE’s status when events have occurred that would trigger such an analysis.

As of September 30, 2013 and December 31, 2012, the Company’s joint ventures had total assets of $105.5 million and $94.5 million, respectively, and total liabilities of $121.9 million and $95.8 million, respectively.

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

Since January 1, 2012, the Company no longer considers the current portion of the tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided a deferred tax provision for these foreign earnings as the Company expects there will be sufficient U.S. foreign tax credits to offset the U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on the net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance as appropriate.

In October 2013, the Company received a third 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013, that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on September 30, 2013) as a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits. The Company will request an extension of the agreement with the Macao government through 2018 to correspond to the income tax exemption for gaming operations; however, there is no assurance that the Company will receive the extension.

In September 2013, the Company and the IRS entered into a Pre-Filing Agreement providing that the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense:
Stock options	$8,391	$9,137	$24,481	$27,182
Restricted stock and stock units	4,903	8,264	15,321	23,086

	$13,294	$17,401	$39,802	$50,268

Compensation cost capitalized as part of property and equipment	$129	$76	$493	$371

LVSC 2004 Plan:
Stock options granted	70	45	288	512

Weighted average grant date fair value	$38.11	$25.97	$35.76	$36.57

Restricted stock granted	4	4	47	517

Weighted average grant date fair value	$56.84	$38.39	$54.72	$52.97

Restricted stock units granted	89	20	123	333

Weighted average grant date fair value	$59.83	$41.59	$58.82	$25.98

SCL Equity Plan:
Stock options granted	1,058	2,383	3,787	6,865

Weighted average grant date fair value	$2.97	$1.58	$2.48	$1.61

Restricted stock units granted	—	—	1,000	—

Weighted average grant date fair value	$—	$—	$5.26	$—

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
LVSC 2004 Plan:
Weighted average volatility	94.6%	95.1%	94.8%	95.2%
Expected term (in years)	5.5	5.5	5.5	5.5
Risk-free rate	1.4%	0.9%	1.3%	1.1%
Expected dividends	2.4%	2.4%	2.5%	1.8%
SCL Equity Plan:
Weighted average volatility	67.2%	69.7%	67.9%	70.1%
Expected term (in years)	6.3	6.3	6.3	6.2
Risk-free rate	1.3%	0.3%	0.6%	0.5%
Expected dividends	2.8%	4.1%	3.3%	4.1%

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

The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013
Cash equivalents(1)	$1,826,658	$1,826,658	$—	$—
Interest rate caps(2)	$242	$—	$242	$—
As of December 31, 2012
Cash equivalents(1)	$1,377,330	$1,377,330	$—	$—
Interest rate caps(2)	$218	$—	$218	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.
(2)

As of September 30, 2013 and December 31, 2012, the Company had 22 and 30 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.2 million, based on quoted market values from the institutions holding the agreements.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On October 15, 2004, Richard Suen and Round Square Company Limited (“RSC”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings which may affect the outcome of the new trial, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court of Clark County requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court of Clark County denied the Company’s motion. On October 17, 2013, the Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. The Company intends to appeal the jury verdict and the award of the costs and fees. The Company believes that it has valid bases in law and fact to appeal these verdicts. As a result, the Company believes that the likelihood that the amount of the judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court of Clark County granted defendants motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court of Clark County ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court of Clark County until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court of Clark County scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court of Clark County vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have now been fully briefed to the Nevada Supreme Court). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court of Clark County’s dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. Mr. Jacobs is seeking unspecified damages in this matter. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

As part of the 2012 annual audit of the Company’s financial statements, the Audit Committee advised the Company and its independent accountants that it had reached certain preliminary findings, including that there were likely violations of the books and records and internal controls provisions of the FCPA and that in recent years, the Company has improved its practices with respect to books and records and internal controls.

Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of September 30, 2013.

The investigation by the Audit Committee is now completed. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On March 23, 2012, Ernest Kleinschmidt filed a shareholder derivative action (the “Kleinschmidt action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Michael A. Leven, Irwin A. Siegel, Jeffrey H. Schwartz, Jason N. Ader, Charles D. Forman, Irwin Chafetz and George P. Koo, who are currently members of the Board of Directors, and Wing T. Chao, Andrew R. Heyer, James Purcell, Bradley H. Stone and William P. Weidner, who are former members of the Board of Directors and/or executives of the Company. The complaint alleges, among other things, breach of fiduciary duties for disseminating false and misleading information, failure to maintain internal controls and failing to properly oversee and manage the Company, and unjust enrichment. The complaint seeks, among other relief, unspecified damages, direction to LVSC to take unspecified actions to improve its corporate governance and internal procedures, restitution and disgorgement of profits, and attorneys’ fees, costs and related expenses for the plaintiff. On June 29, 2012, the defendants who had been served at that time including nominal defendant LVSC and defendants Michael A. Leven, Irwin A. Siegel, Jason N. Ader, Charles D. Forman, Irwin Chafetz, George P. Koo, James Purcell, Bradley H. Stone and William P. Weidner filed a motion to dismiss. On July 20 and July 25, 2012, defendants Jeffery H. Schwartz and Wing T. Chao, respectively, each filed a substantially similar motion to dismiss. On October 10, 2012, the case was transferred to business court within the District Court of Clark County. On October 12, 2012, the case was reassigned to a new judge. On January 14, 2013, the District Court of Clark County filed its order dismissing the entire case for failure to make a demand on the Board of Directors of LVSC with 5 of 6 claims dismissed with prejudice as being time barred under applicable statutes of limitations. The sixth claim for unjust enrichment was allowed to be re-filed, but only after demand on the Board of Directors of LVSC is made. The Company received a letter from the plaintiffs lawyers dated February 9, 2013, making their demand on the Board of Directors of LVSC for the unjust enrichment claim that the District Court of Clark County previously dismissed without prejudice. In addition, on February 19, 2013, the plaintiffs filed a notice of appeal with the Nevada Supreme Court appealing the dismissal of the case. Plaintiff’s opening brief in the Nevada Supreme Court was due on August 12, 2013, and the response briefs were due per the court’s calendar. On September 4, 2013, the appeal to the Nevada Supreme Court was dismissed. Based on proceedings to date, management is unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort, LLC (“VCR” and collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.6 million at exchange rates in effect on September 30, 2013) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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

On August 1, 2012, SCL filed an announcement with the SEHK stating that SCL’s subsidiary, VML, has received a notification from the Office for Personal Data Protection of the Macao government (the “OPDP”) indicating that the OPDP has launched an official investigation procedure in relation to the alleged transfer from Macao by VML to the United States of certain data contrary to the Personal Data Protection Act (Macau). On April 13, 2013, the OPDP presented its findings and VML received a cumulative fine of 40,000 patacas (approximately $5,008 at exchange rates in effect on September 30, 2013). VML paid the fine as levied by the OPDP.

The Company has received subpoenas from the U.S. Attorney’s Office (the “USAO”) requesting the production of documents relating to two prior customers of the Company’s properties. In August 2013, the USAO completed its investigation and entered into an agreement with the Company, whereby the Company agreed to voluntarily return $47.4 million to the U.S. Treasury, which represented funds received from or on behalf of one of its customers, and provide written reports to the USAO regarding certain of its casino-related activities. The amount has been paid during the quarter ended September 30, 2013, and the matter has been closed.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION

The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao and phase III of Sands Cotai Central in Macao, and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The information for the nine months ended September 30, 2012, has been reclassified to conform to the current presentation. The Company’s segment information as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Revenues:
Macao:
The Venetian Macao	$935,233	$772,769	$2,702,151	$2,194,975
Sands Cotai Central	736,599	295,855	1,907,780	561,456
Four Seasons Macao	330,027	224,478	827,336	790,219
Sands Macao	305,329	315,280	910,269	935,966
Other Asia	35,385	37,289	105,666	110,792

	2,342,573	1,645,671	6,453,202	4,593,408
Marina Bay Sands	774,199	625,548	2,308,553	2,168,979
United States:
Las Vegas Operating Properties	375,041	364,426	1,132,312	1,076,342
Sands Bethlehem	122,922	121,966	372,597	352,624

	497,963	486,392	1,504,909	1,428,966
Intersegment eliminations	(46,195)	(48,129)	(152,464)	(137,223)

Total net revenues	$3,568,540	$2,709,482	$10,114,200	$8,054,130

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$357,197	$299,001	$1,066,543	$810,175
Sands Cotai Central	224,272	53,654	501,940	105,492
Four Seasons Macao	112,922	54,386	228,283	198,492
Sands Macao	89,947	80,869	274,887	259,129
Other Asia	1,177	(2,124)	(4,547)	(13,801)

	785,515	485,786	2,067,106	1,359,487
Marina Bay Sands	373,612	260,788	1,125,742	1,063,712
United States:
Las Vegas Operating Properties	87,135	98,206	263,532	278,362
Sands Bethlehem	29,553	32,118	92,988	86,537

	116,688	130,324	356,520	364,899

Total adjusted property EBITDA	1,275,815	876,898	3,549,368	2,788,098
Other Operating Costs and Expenses
Stock-based compensation	(8,170)	(7,407)	(21,831)	(22,914)
Legal settlement	(47,400)	—	(47,400)	—
Corporate	(38,468)	(54,617)	(141,221)	(162,164)
Pre-opening	(1,778)	(39,872)	(9,646)	(134,803)
Development	(3,487)	(4,201)	(14,840)	(12,196)
Depreciation and amortization	(248,925)	(226,538)	(752,530)	(641,725)
Amortization of leasehold interests in land	(10,022)	(10,014)	(30,297)	(30,016)
Impairment loss	—	—	—	(143,674)
Loss on disposal of assets	(2,739)	(154)	(9,433)	(1,229)

Operating income	914,826	534,095	2,522,170	1,639,377
Other Non-Operating Costs and Expenses
Interest income	3,819	4,176	10,848	16,716
Interest expense, net of amounts capitalized	(66,917)	(62,292)	(204,125)	(191,497)
Other income	3,207	2,352	4,992	715
Loss on modification or early retirement of debt	—	—	—	(19,234)
Income tax expense	(45,637)	(33,351)	(148,940)	(135,607)

Net income	$809,298	$444,980	$2,184,945	$1,310,470

(1)

Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, legal settlement expense (see “— Note 9 — Commitments and Contingencies — Litigation”), corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Intersegment Revenues
Macao:
The Venetian Macao	$1,094	$1,177	$3,582	$3,249
Sands Cotai Central	89	88	267	164
Other Asia	5,270	8,954	24,131	23,166

	6,453	10,219	27,980	26,579
Marina Bay Sands	2,327	958	7,079	2,057
Las Vegas Operating Properties	37,415	36,952	117,405	108,587

Total intersegment revenues	$46,195	$48,129	$152,464	$137,223

	Nine Months Ended September 30,
	2013	2012
Capital Expenditures
Corporate and Other	$33,464	$49,321
Macao:
The Venetian Macao	61,580	55,118
Sands Cotai Central	176,330	700,442
Four Seasons Macao	8,648	22,145
Sands Macao	15,930	16,844
Other Asia	386	953
The Parisian Macao	133,697	10,922

	396,571	806,424
Marina Bay Sands	122,931	98,382
United States:
Las Vegas Operating Properties	40,824	90,340
Sands Bethlehem	5,692	18,311

	46,516	108,651

Total capital expenditures	$599,482	$1,062,778

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	September 30, 2013	December 31, 2012
Total Assets
Corporate and Other	$695,078	$586,788
Macao:
The Venetian Macao	3,406,451	3,254,193
Sands Cotai Central	4,959,618	4,791,560
Four Seasons Macao	1,304,821	1,338,714
Sands Macao	404,031	414,531
Other Asia	350,495	345,522
The Parisian Macao	284,718	118,975
Other Development Projects	217	123

	10,710,351	10,263,618
Marina Bay Sands	6,745,555	6,941,510
United States:
Las Vegas Operating Properties	3,629,824	3,605,513
Sands Bethlehem	704,287	766,223

	4,334,111	4,371,736

Total assets	$22,485,095	$22,163,652

	September 30, 2013	December 31, 2012
Total Long-Lived Assets
Corporate and Other	$405,813	$398,100
Macao:
The Venetian Macao	1,920,083	1,968,415
Sands Cotai Central	3,773,522	3,836,471
Four Seasons Macao	943,248	971,732
Sands Macao	277,657	285,344
Other Asia	191,700	202,392
The Parisian Macao	284,665	118,912

	7,390,875	7,383,266
Marina Bay Sands	5,382,629	5,657,351
United States:
Las Vegas Operating Properties	3,073,986	3,179,426
Sands Bethlehem	586,602	607,346

	3,660,588	3,786,772

Total long-lived assets	$16,839,905	$17,225,489

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

In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $26.4 million (consisting of $242.1 million of property and equipment, offset by $268.5 million of liabilities consisting primarily of deferred proceeds from the sale) and $17.3 million (consisting of $250.8 million of property and equipment, offset by $268.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of September 30, 2013 and December 31, 2012, respectively, and a net loss (consisting primarily of depreciation expense) of $3.2 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, and $3.8 million and $11.3 million for the three and nine months ended September 30, 2012, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the Senior Secured Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The condensed consolidating financial information of LVSC, the Restricted Subsidiaries and the non-restricted subsidiaries on a combined basis as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$134,201	$286,393	$2,788,526	$—	$3,209,120
Restricted cash and cash equivalents	—	—	5,750	—	5,750
Intercompany receivables	203,179	41,409	—	(244,588)	—
Accounts receivable, net	2,724	291,056	1,554,742	—	1,848,522
Inventories	4,522	10,957	26,204	—	41,683
Deferred income taxes, net	7,786	—	—	(5,286)	2,500
Prepaid expenses and other	21,309	9,220	74,016	(4,852)	99,693

Total current assets	373,721	639,035	4,449,238	(254,726)	5,207,268
Property and equipment, net	175,002	3,229,420	12,008,787	—	15,413,209
Investments in subsidiaries	7,320,645	5,852,048	—	(13,172,693)	—
Deferred financing costs, net	195	7,923	161,299	—	169,417
Restricted cash and cash equivalents	—	1,102	482	—	1,584
Intercompany receivables	5,112	39,709	—	(44,821)	—
Intercompany notes receivable	—	1,042,760	—	(1,042,760)	—
Deferred income taxes, net	560	41,156	—	(734)	40,982
Leasehold interests in land, net	—	—	1,426,696	—	1,426,696
Intangible assets, net	690	—	105,544	—	106,234
Other assets, net	264	24,786	94,655	—	119,705

Total assets	$7,876,189	$10,877,939	$18,246,701	$(14,515,734)	$22,485,095

Accounts payable	$10,096	$31,966	$72,679	$—	$114,741
Construction payables	2,296	4,474	258,261	—	265,031
Intercompany payables	—	197,491	47,097	(244,588)	—
Accrued interest payable	76	490	861	—	1,427
Other accrued liabilities	164,313	240,662	1,817,072	—	2,222,047
Income taxes payable	—	2	145,098	(4,852)	140,248
Deferred income taxes	—	5,203	83	(5,286)	—
Current maturities of long-term debt	3,688	1,221,383	76,553	—	1,301,624

Total current liabilities	180,469	1,701,671	2,417,704	(254,726)	4,045,118
Other long-term liabilities	44,907	10,227	91,690	—	146,824
Intercompany payables	—	—	44,821	(44,821)	—
Intercompany notes payable	—	—	1,042,760	(1,042,760)	—
Deferred income taxes	—	—	173,900	(734)	173,166
Deferred amounts related to mall transactions	—	426,999	—	—	426,999
Long-term debt	64,593	1,589,231	6,808,168	—	8,461,992

Total liabilities	289,969	3,728,128	10,579,043	(1,343,041)	13,254,099

Total Las Vegas Sands Corp. stockholders’ equity	7,586,220	7,149,406	6,023,287	(13,172,693)	7,586,220
Noncontrolling interests	—	405	1,644,371	—	1,644,776

Total equity	7,586,220	7,149,811	7,667,658	(13,172,693)	9,230,996

Total liabilities and equity	$7,876,189	$10,877,939	$18,246,701	$(14,515,734)	$22,485,095

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$168,131	$2,816,407	$—	$2,984,538
Rooms	—	110,934	238,067	—	349,001
Food and beverage	—	40,267	133,993	—	174,260
Mall	—	—	128,068	—	128,068
Convention, retail and other	—	69,798	95,187	(41,726)	123,259

	—	389,130	3,411,722	(41,726)	3,759,126
Less — promotional allowances	(413)	(23,488)	(166,178)	(507)	(190,586)

Net revenues	(413)	365,642	3,245,544	(42,233)	3,568,540

Operating expenses:
Casino	—	80,901	1,587,997	(791)	1,668,107
Rooms	—	39,298	30,216	(3)	69,511
Food and beverage	—	19,455	69,645	(1,080)	88,020
Mall	—	—	17,319	—	17,319
Convention, retail and other	—	21,656	53,932	(6,486)	69,102
Provision for doubtful accounts	—	6,123	49,248	—	55,371
General and administrative	—	126,782	254,309	(226)	380,865
Corporate	34,257	349	37,506	(33,644)	38,468
Pre-opening	—	271	1,507	—	1,778
Development	3,460	30	—	(3)	3,487
Depreciation and amortization	6,989	45,323	196,613	—	248,925
Amortization of leasehold interests in land	—	—	10,022	—	10,022
(Gain) loss on disposal of assets	1,000	(5)	1,744	—	2,739

	45,706	340,183	2,310,058	(42,233)	2,653,714

Operating income (loss)	(46,119)	25,459	935,486	—	914,826
Other income (expense):
Interest income	49	40,047	4,266	(40,543)	3,819
Interest expense, net of amounts capitalized	(885)	(21,590)	(84,985)	40,543	(66,917)
Other income (expense)	(1)	1,153	2,055	—	3,207
Income from equity investments in subsidiaries	669,879	591,965	—	(1,261,844)	—

Income before income taxes	622,923	637,034	856,822	(1,261,844)	854,935
Income tax benefit (expense)	3,821	(1,041)	(48,417)	—	(45,637)

Net income	626,744	635,993	808,405	(1,261,844)	809,298
Net income attributable to noncontrolling interests	—	(768)	(181,786)	—	(182,554)

Net income attributable to Las Vegas Sands Corp.	$626,744	$635,225	$626,619	$(1,261,844)	$626,744

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2012

			Non-	Consolidating/
	Las Vegas	Restricted	Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$171,472	$2,029,558	$—	$2,201,030
Rooms	—	105,695	182,154	—	287,849
Food and beverage	—	31,157	111,528	—	142,685
Mall	—	—	103,232	—	103,232
Convention, retail and other	—	69,094	88,212	(40,177)	117,129

	—	377,418	2,514,684	(40,177)	2,851,925
Less — promotional allowances	(270)	(22,337)	(119,428)	(408)	(142,443)

Net revenues	(270)	355,081	2,395,256	(40,585)	2,709,482

Operating expenses:
Casino	—	78,953	1,199,871	(662)	1,278,162
Rooms	—	32,893	26,019	(1)	58,911
Food and beverage	—	17,848	60,916	(1,016)	77,748
Mall	—	—	16,666	—	16,666
Convention, retail and other	—	17,963	54,346	(5,442)	66,867
Provision for doubtful accounts	—	9,047	63,758	—	72,805
General and administrative	—	69,861	199,172	(201)	268,832
Corporate	50,017	119	37,742	(33,261)	54,617
Pre-opening	—	—	39,872	—	39,872
Development	4,203	—	—	(2)	4,201
Depreciation and amortization	7,432	54,137	164,969	—	226,538
Amortization of leasehold interests in land	—	—	10,014	—	10,014
(Gain) loss on disposal of assets	—	(64)	218	—	154

	61,652	280,757	1,873,563	(40,585)	2,175,387

Operating income (loss)	(61,922)	74,324	521,693	—	534,095
Other income (expense):
Interest income	44	34,804	3,557	(34,229)	4,176
Interest expense, net of amounts capitalized	(373)	(21,425)	(74,723)	34,229	(62,292)
Other income	—	804	1,548	—	2,352
Income from equity investments in subsidiaries	331,727	309,588	—	(641,315)	—

Income before income taxes	269,476	398,095	452,075	(641,315)	478,331
Income tax benefit (expense)	80,306	(81,569)	(32,088)	—	(33,351)

Net income	349,782	316,526	419,987	(641,315)	444,980
Net income attributable to noncontrolling interests	—	(685)	(94,513)	—	(95,198)

Net income attributable to Las Vegas Sands Corp.	$349,782	$315,841	$325,474	$(641,315)	$349,782

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non- Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$433,095	$7,961,626	$—	$8,394,721
Rooms	—	352,615	646,031	—	998,646
Food and beverage	—	146,611	387,750	—	534,361
Mall	—	—	321,522	—	321,522
Convention, retail and other	—	233,063	268,880	(129,573)	372,370

	—	1,165,384	9,585,809	(129,573)	10,621,620
Less — promotional allowances	(1,027)	(66,228)	(438,791)	(1,374)	(507,420)

Net revenues	(1,027)	1,099,156	9,147,018	(130,947)	10,114,200

Operating expenses:
Casino	—	231,948	4,484,376	(2,217)	4,714,107
Rooms	—	117,329	86,560	(3)	203,886
Food and beverage	—	67,369	209,895	(3,219)	274,045
Mall	—	—	52,724	—	52,724
Convention, retail and other	—	76,723	169,579	(18,257)	228,045
Provision for doubtful accounts	—	25,449	156,659	—	182,108
General and administrative	—	265,942	713,825	(619)	979,148
Corporate	122,181	614	125,045	(106,619)	141,221
Pre-opening	—	386	9,260	—	9,646
Development	14,428	425	—	(13)	14,840
Depreciation and amortization	19,466	135,918	597,146	—	752,530
Amortization of leasehold interests in land	—	—	30,297	—	30,297
Loss on disposal of assets	1,000	1,109	7,324	—	9,433

	157,075	923,212	6,642,690	(130,947)	7,592,030

Operating income (loss)	(158,102)	175,944	2,504,328	—	2,522,170
Other income (expense):
Interest income	1,144	132,375	12,550	(135,221)	10,848
Interest expense, net of amounts capitalized	(3,755)	(66,140)	(269,451)	135,221	(204,125)
Other income (expense)	31	(1,312)	6,273	—	4,992
Income from equity investments in subsidiaries	1,842,779	1,554,840	—	(3,397,619)	—

Income before income taxes	1,682,097	1,795,707	2,253,700	(3,397,619)	2,333,885
Income tax benefit (expense)	46,361	(54,436)	(140,865)	—	(148,940)

Net income	1,728,458	1,741,271	2,112,835	(3,397,619)	2,184,945
Net income attributable to noncontrolling interests	—	(1,853)	(454,634)	—	(456,487)

Net income attributable to Las Vegas Sands Corp.	$1,728,458	$1,739,418	$1,658,201	$(3,397,619)	$1,728,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2012

			Non-	Consolidating/
	Las Vegas	Restricted	Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$—	$424,764	$6,110,183	$—	$6,534,947
Rooms	—	331,931	498,956	—	830,887
Food and beverage	—	133,056	322,828	—	455,884
Mall	—	—	268,390	—	268,390
Convention, retail and other	—	218,361	262,296	(116,977)	363,680

	—	1,108,112	7,462,653	(116,977)	8,453,788
Less — promotional allowances	(783)	(63,596)	(334,092)	(1,187)	(399,658)

Net revenues	(783)	1,044,516	7,128,561	(118,164)	8,054,130

Operating expenses:
Casino	—	220,989	3,454,012	(1,830)	3,673,171
Rooms	—	102,974	69,240	(4)	172,210
Food and beverage	—	64,354	176,812	(3,144)	238,022
Mall	—	—	50,765	—	50,765
Convention, retail and other	—	61,313	177,702	(14,221)	224,794
Provision for doubtful accounts	—	23,070	160,327	—	183,397
General and administrative	—	206,635	540,557	(605)	746,587
Corporate	149,687	316	110,508	(98,347)	162,164
Pre-opening	—	—	134,805	(2)	134,803
Development	12,207	—	—	(11)	12,196
Depreciation and amortization	14,691	165,343	461,691	—	641,725
Amortization of leasehold interests in land	—	—	30,016	—	30,016
Impairment loss	—	—	143,674	—	143,674
(Gain) loss on disposal of assets	(1)	503	727	—	1,229

	176,584	845,497	5,510,836	(118,164)	6,414,753

Operating income (loss)	(177,367)	199,019	1,617,725	—	1,639,377
Other income (expense):
Interest income	237	99,361	15,224	(98,106)	16,716
Interest expense, net of amounts capitalized	(4,107)	(70,686)	(214,810)	98,106	(191,497)
Other income (expense)	(47)	480	282	—	715
Loss on modification or early retirement of debt	(2,831)	(1,599)	(14,804)	—	(19,234)
Income from equity investments in subsidiaries	1,142,450	959,487	—	(2,101,937)	—

Income before income taxes	958,335	1,186,062	1,403,617	(2,101,937)	1,446,077
Income tax benefit (expense)	130,976	(122,787)	(143,796)	—	(135,607)

Net income	1,089,311	1,063,275	1,259,821	(2,101,937)	1,310,470
Net income attributable to noncontrolling interests	—	(1,946)	(219,213)	—	(221,159)

Net income attributable to Las Vegas Sands Corp.	$1,089,311	$1,061,329	$1,040,608	$(2,101,937)	$1,089,311

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non- Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$626,744	$635,993	$808,405	$(1,261,844)	$809,298
Currency translation adjustment, net of tax	19,105	16,468	19,865	(35,573)	19,865

Total comprehensive income	645,849	652,461	828,270	(1,297,417)	829,163
Comprehensive income attributable to noncontrolling interests	—	(768)	(182,546)	—	(183,314)

Comprehensive income attributable to Las Vegas Sands Corp.	$645,849	$651,693	$645,724	$(1,297,417)	$645,849

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

			Non-	Consolidating/
	Las Vegas	Restricted	Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$349,782	$316,526	$419,987	$(641,315)	$444,980
Currency translation adjustment, net of tax	93,693	79,671	94,294	(173,364)	94,294

Total comprehensive income	443,475	396,197	514,281	(814,679)	539,274
Comprehensive income attributable to noncontrolling interests	—	(685)	(95,114)	—	(95,799)

Comprehensive income attributable to Las Vegas Sands Corp.	$443,475	$395,512	$419,167	$(814,679)	$443,475

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non- Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,728,458	$1,741,271	$2,112,835	$(3,397,619)	$2,184,945
Currency translation adjustment, net of tax	(68,866)	(58,573)	(69,672)	127,439	(69,672)

Total comprehensive income	1,659,592	1,682,698	2,043,163	(3,270,180)	2,115,273
Comprehensive income attributable to noncontrolling interests	—	(1,853)	(453,828)	—	(455,681)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,659,592	$1,680,845	$1,589,335	$(3,270,180)	$1,659,592

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

			Non-	Consolidating/
	Las Vegas	Restricted	Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net income	$1,089,311	$1,063,275	$1,259,821	$(2,101,937)	$1,310,470
Currency translation adjustment, net of tax	162,118	138,465	165,214	(300,583)	165,214

Total comprehensive income	1,251,429	1,201,740	1,425,035	(2,402,520)	1,475,684
Comprehensive income attributable to noncontrolling interests	—	(1,946)	(222,309)	—	(224,255)

Comprehensive income attributable to Las Vegas Sands Corp.	$1,251,429	$1,199,794	$1,202,726	$(2,402,520)	$1,251,429

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013

	Las Vegas Sands Corp.	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$1,437,786	$1,578,525	$2,994,139	$(2,849,667)	$3,160,783

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(877)	—	(877)
Capital expenditures	(25,425)	(39,542)	(534,515)	—	(599,482)
Proceeds from disposal of property and equipment	—	121	592	—	713
Acquisition of intangible assets	—	—	(45,857)	—	(45,857)
Dividends received from non-restricted subsidiaries	—	1,115,116	—	(1,115,116)	—
Repayments of receivable from Las Vegas Sands Corp.	—	—	237,161	(237,161)	—
Repayments of receivable from non-restricted subsidiaries	—	1,155	—	(1,155)	—
Capital contributions to subsidiaries	(33)	(1,054,416)	—	1,054,449	—

Net cash generated from (used in) investing activities	(25,458)	22,434	(343,496)	(298,983)	(645,503)

Cash flows from financing activities:
Proceeds from exercise of stock options	28,686	—	17,747	—	46,433
Excess tax benefit from stock option exercises	2,394	—	—	—	2,394
Repurchase of common stock	(211,241)	—	—	—	(211,241)
Dividends paid	(866,001)	—	(411,359)	—	(1,277,360)
Distributions to noncontrolling interests	—	(1,853)	(5,955)	—	(7,808)
Dividends paid to Las Vegas Sands Corp.	—	(1,460,929)	(65,765)	1,526,694	—
Dividends paid to Restricted Subsidiaries	—	—	(2,438,089)	2,438,089	—
Capital contributions received	—	—	1,054,449	(1,054,449)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,155)	1,155	—
Repayments on borrowings from non-restricted subsidiaries	(237,161)	—	—	237,161	—
Proceeds from senior secured credit facility	—	250,000	—	—	250,000
Proceeds from 2012 Singapore credit facility	—	—	104,357	—	104,357
Repayments on 2012 Singapore credit facility	—	—	(430,504)	—	(430,504)
Repayments on senior secured credit facility	—	(282,424)	—	—	(282,424)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease and other long-term debt	—	(1,762)	(2,721)	—	(4,483)

Net cash used in financing activities	(1,286,089)	(1,496,968)	(2,178,995)	3,148,650	(1,813,402)

Effect of exchange rate on cash	—	—	(5,524)	—	(5,524)

Increase in cash and cash equivalents	126,239	103,991	466,124	—	696,354
Cash and cash equivalents at beginning of period	7,962	182,402	2,322,402	—	2,512,766

Cash and cash equivalents at end of period	$134,201	$286,393	$2,788,526	$—	$3,209,120

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012

			Non-	Consolidating/
	Las Vegas	Restricted	Restricted	Eliminating
	Sands Corp.	Subsidiaries	Subsidiaries	Entries	Total
Net cash generated from operating activities	$356,400	$1,133,389	$2,038,698	$(1,355,654)	$2,172,833

Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(717)	—	(717)
Capital expenditures	(33,081)	(91,052)	(938,645)	—	(1,062,778)
Proceeds from disposal of property and equipment	—	348	1,918	—	2,266
Notes receivable to non-restricted subsidiaries	—	(9,773)	—	9,773	—
Dividends received from non-restricted subsidiaries	—	959,500	—	(959,500)	—
Repayments of receivable from non-restricted subsidiaries	—	570	—	(570)	—
Capital contributions to subsidiaries	(34,064)	(880,000)	—	914,064	—

Net cash used in investing activities	(67,145)	(20,407)	(937,444)	(36,233)	(1,061,229)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,505	—	5,865	—	30,370
Proceeds from the exercise of warrants	528,908	—	—	—	528,908
Dividends paid	(616,052)	—	(357,056)	—	(973,108)
Distributions to noncontrolling interests	—	(1,946)	(5,678)	—	(7,624)
Deemed distribution to Principal Stockholder	—	—	(18,576)	—	(18,576)
Dividends paid to Las Vegas Sands Corp.	—	(442,138)	(75,012)	517,150	—
Dividends paid to Restricted Subsidiaries	—	—	(1,798,004)	1,798,004	—
Capital contributions received	—	—	914,064	(914,064)	—
Borrowings from Restricted Subsidiaries	—	—	9,773	(9,773)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(570)	570	—
Proceeds from 2012 Singapore credit facility	—	—	3,625,516	—	3,625,516
Repayments on Singapore credit facility	—	—	(3,635,676)	—	(3,635,676)
Repayments on senior secured credit facility	—	(419,448)	—	—	(419,448)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(140,337)	—	(140,337)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease and other long-term debt	—	(1,599)	(1,773)	—	(3,372)
Payments of deferred financing costs	—	—	(100,190)	—	(100,190)

Net cash used in financing activities	(255,117)	(865,131)	(1,577,654)	1,391,887	(1,306,015)

Effect of exchange rate on cash	—	—	37,108	—	37,108

Increase (decrease) in cash and cash equivalents	34,138	247,851	(439,292)	—	(157,303)
Cash and cash equivalents at beginning of period	12,849	689,642	3,200,227	—	3,902,718

Cash and cash equivalents at end of period	$46,987	$937,493	$2,760,935	$—	$3,745,415

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

We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; retail and dining space of approximately 1.0 million square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 85.7% and 83.4% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.

In April and September 2012 and January 2013, we opened phases I, IIA and IIB, respectively, of our Sands Cotai Central integrated resort (located on parcels 5 and 6), which is situated across the street from The Venetian Macao and Four Seasons Macao. Phase I consists of a hotel tower on parcel 5, which includes approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas. Phase IIA includes the first hotel tower on parcel 6, which features approximately 1,800 rooms and suites managed by Starwood Asia Pacific Hotels and Resorts Pte Ltd. and Sheraton Overseas Management Co. (collectively “Starwood”) under the Sheraton brand, along with the second casino and additional retail, entertainment, dining and meeting facilities. Phase IIB consists of the second hotel tower on parcel 6 and features approximately 2,100 rooms and suites managed by Starwood under the Sheraton brand. With the completion of phases I and II of the project, the integrated resort features approximately 300,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). We have commenced pre-construction activities on phase III of the project, which is expected to include a fourth hotel and mixed-use tower, located on parcel 5, to be managed by Starwood under the St. Regis brand and the total cost to complete is expected to be in excess of $450 million. As of September 30, 2013, we have capitalized costs of $4.09 billion for the entire project, including the land premium (net of amortization) and $129.5 million in outstanding construction payables. Approximately 86.1% and 88.0% of the gross revenue at Sands Cotai Central for the nine months ended September 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites managed and operated by Four Seasons Hotels Inc., and features 19 Paiza mansions; approximately 108,000 square feet of gaming space; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 85.8% and 87.3% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 249,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.2% and 94.6% of the gross revenue at the Sands Macao for the nine months ended September 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

Singapore

We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. In April 2013, we paid 57.0 million Singapore dollars (“SGD,” approximately $45.4 million at exchange rates in effect on September 30, 2013) to the Casino Regulatory Authority in Singapore as part of the process to renew our gaming license, which now expires in April 2016. Approximately 75.9% and 75.1% of the gross revenue at the Marina Bay Sands for the nine months ended September 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

United States

Las Vegas

Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Club, offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; entertainment facilities and two enclosed retail, dining and entertainment complexes, currently referred to as the Grand Canal Shoppes. The complex located within The Venetian Las Vegas (previously known as “The Grand Canal Shoppes”) and the complex located within The Palazzo (previously known as “The Shoppes at The Palazzo”) were sold to GGP Limited Partnership (“GGP”). See “Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements —Note 2 —Property and Equipment, Net” regarding the sale of The Shoppes at The Palazzo.

Approximately 63.9% and 62.8% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2013 and 2012, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania

We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem currently features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center, which opened in May 2012. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.5% and 88.7% of the gross revenue at Sands Bethlehem for the nine months ended September 30, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

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

There were no newly identified significant accounting estimates during the nine months ended September 30, 2013, nor were there any material changes to the critical accounting policies and estimates discussed in our 2012 Annual Report.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
	(Dollars in thousands)
Net revenues	$3,568,540	$2,709,482	31.7%	$10,114,200	$8,054,130	25.6%
Operating expenses	2,653,714	2,175,387	22.0%	7,592,030	6,414,753	18.4%
Operating income	914,826	534,095	71.3%	2,522,170	1,639,377	53.8%
Income before income taxes	854,935	478,331	78.7%	2,333,885	1,446,077	61.4%
Net income	809,298	444,980	81.9%	2,184,945	1,310,470	66.7%
Net income attributable to Las Vegas Sands Corp.	626,744	349,782	79.2%	1,728,458	1,089,311	58.7%

	Percent of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses	74.4%	80.3%	75.1%	79.6%
Operating income	25.6%	19.7%	24.9%	20.4%
Income before income taxes	24.0%	17.7%	23.1%	18.0%
Net income	22.7%	16.4%	21.6%	16.3%
Net income attributable to Las Vegas Sands Corp.	17.6%	12.9%	17.1%	13.5%

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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 28.0%, 22.1%, 33.0%, 20.7% and 23.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.6%, 3.9%, 5.5%, 4.0% and 5.1% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 28.8% and 29.1%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2013.

Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 20% to 22% at our Las Vegas Operating Properties and 14% to 16% at Sands Bethlehem. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.8% and 7.1% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month hold percentage. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 72.5% of our table games play at our Las Vegas Operating Properties, for nine months ended September 30, 2013, was conducted on a credit basis, while our table games play at Sands Bethlehem is primarily conducted on a cash basis.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$2,984,538	$2,201,030	35.6%
Rooms	349,001	287,849	21.2%
Food and beverage	174,260	142,685	22.1%
Mall	128,068	103,232	24.1%
Convention, retail and other	123,259	117,129	5.2%

	3,759,126	2,851,925	31.8%
Less — promotional allowances	(190,586)	(142,443)	(33.8)%

Total net revenues	$3,568,540	$2,709,482	31.7%

Consolidated net revenues were $3.57 billion for the three months ended September 30, 2013, an increase of $859.1 million compared to $2.71 billion for the three months ended September 30, 2012. The increase in net revenues was driven by an increase of $440.7 million at Sands Cotai Central due to its progressive opening that commenced in April 2012, and increases of $162.5 million and $148.7 million at The Venetian Macao and Marina Bay Sands, respectively, primarily due to increased casino revenues.

Casino revenues increased $783.5 million compared to the three months ended September 30, 2012. The increase is attributable to an increase of $388.8 million at Sands Cotai Central, a $157.2 million increase at Marina Bay Sands, driven by an increase in Rolling Chip win percentage, as well as a $153.9 million increase at The Venetian Macao, driven by increases in Non-Rolling Chip drop and Rolling Chip volume. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$824,956	$671,104	22.9%
Non-Rolling Chip drop	$2,005,109	$1,140,871	75.8%
Non-Rolling Chip win percentage	23.9%	31.3%	(7.4	)pts
Rolling Chip volume	$14,152,346	$11,199,354	26.4%
Rolling Chip win percentage	3.03%	3.32%	(0.29	)pts
Slot handle	$1,144,392	$1,262,770	(9.4)%
Slot hold percentage	5.7%	4.9%	0.8	pts
Sands Cotai Central
Total casino revenues	$660,898	$272,138	142.9%
Non-Rolling Chip drop	$1,429,345	$541,956	163.7%
Non-Rolling Chip win percentage	23.4%	20.7%	2.7	pts
Rolling Chip volume	$15,550,073	$9,055,220	71.7%
Rolling Chip win percentage	2.71%	2.28%	0.43	pts
Slot handle	$1,459,744	$1,032,351	41.4%
Slot hold percentage	4.1%	3.1%	1.0	pts
Four Seasons Macao
Total casino revenues	$290,637	$194,670	49.3%
Non-Rolling Chip drop	$272,266	$110,834	145.7%
Non-Rolling Chip win percentage	28.3%	32.6%	(4.3	)pts
Rolling Chip volume	$10,451,747	$8,962,513	16.6%
Rolling Chip win percentage	2.88%	2.58%	0.30	pts
Slot handle	$263,350	$214,810	22.6%
Slot hold percentage	5.6%	4.4%	1.2	pts
Sands Macao
Total casino revenues	$297,930	$307,731	(3.2)%
Non-Rolling Chip drop	$877,375	$738,953	18.7%
Non-Rolling Chip win percentage	19.6%	20.8%	(1.2	)pts
Rolling Chip volume	$5,232,928	$6,818,553	(23.3)%
Rolling Chip win percentage	2.94%	2.96%	(0.02	)pts
Slot handle	$660,258	$596,340	10.7%
Slot hold percentage	3.9%	4.2%	(0.3	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$628,053	$470,838	33.4%
Non-Rolling Chip drop	$1,156,271	$1,131,326	2.2%
Non-Rolling Chip win percentage	23.6%	24.0%	(0.4	)pts
Rolling Chip volume	$13,785,351	$11,790,826	16.9%
Rolling Chip win percentage	2.85%	1.79%	1.06	pts
Slot handle	$2,763,660	$2,620,753	5.5%
Slot hold percentage	5.1%	5.2%	(0.1	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$168,132	$171,472	(1.9)%
Table games drop	$544,330	$581,484	(6.4)%
Table games win percentage	28.7%	28.1%	0.6	pts
Slot handle	$511,441	$498,446	2.6%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$113,932	$113,077	0.8%
Table games drop	$261,618	$234,881	11.4%
Table games win percentage	15.0%	16.0%	(1.0	)pts
Slot handle	$1,045,129	$1,015,293	2.9%
Slot hold percentage	6.9%	7.2%	(0.3	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $61.2 million compared to the three months ended September 30, 2012. The increase is attributable to an increase of $41.9 million at Sands Cotai Central, due to its progressive opening, and an increase of $9.3 million and $5.2 million at Marina Bay Sands and at our Las Vegas Operating Properties, respectively, driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2013	2012	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$58,328	$55,354	5.4%
Occupancy rate	91.8%	93.9%	(2.1	)pts
Average daily room rate	$242	$227	6.6%
Revenue per available room	$222	$213	4.2%
Sands Cotai Central
Total room revenues	$65,916	$24,002	174.6%
Occupancy rate	84.8%	88.9%	(4.1	)pts
Average daily room rate	$152	$149	2.0%
Revenue per available room	$129	$132	(2.3)%
Four Seasons Macao
Total room revenues	$11,094	$10,009	10.8%
Occupancy rate	88.2%	83.1%	5.1	pts
Average daily room rate	$363	$349	4.0%
Revenue per available room	$321	$290	10.7%
Sands Macao
Total room revenues	$6,205	$6,037	2.8%
Occupancy rate	96.9%	97.3%	(0.4	)pts
Average daily room rate	$243	$236	3.0%
Revenue per available room	$236	$230	2.6%
Singapore Operations:
Marina Bay Sands
Total room revenues	$93,324	$84,003	11.1%
Occupancy rate	99.8%	99.8%	—	pts
Average daily room rate	$401	$361	11.1%
Revenue per available room	$400	$360	11.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$110,934	$105,695	5.0%
Occupancy rate	87.6%	87.3%	0.3	pts
Average daily room rate	$196	$191	2.6%
Revenue per available room	$171	$167	2.4%
Sands Bethlehem
Total room revenues	$3,200	$2,749	16.4%
Occupancy rate	82.1%	69.6%	12.5	pts
Average daily room rate	$141	$142	(0.7)%
Revenue per available room	$115	$99	16.2%

Food and beverage revenues increased $31.6 million compared to the three months ended September 30, 2012. The increase was primarily attributable to a $16.9 million increase at Sands Cotai Central, due to its progressive opening, as well as a $9.5 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $24.8 million compared to the three months ended September 30, 2012. The increase was primarily due to a $25.9 million increase at our Macao operating properties, driven by an increase in base rents as well as the progressive opening of Sands Cotai Central. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2013	2012	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$45,377	$36,346	24.8%
Mall gross leasable area (in square feet)	756,271	809,024	(6.5)%
Occupancy	94.2%	91.7%	2.5	pts
Base rent per square foot	$167	$140	19.3%
Tenant sales per square foot	$1,473	$1,186	24.2%
The Shoppes at Sands Cotai Central(1)
Total mall revenues	$11,452	$3,693	210.1%
Mall gross leasable area (in square feet)	210,143	210,143	—%
Occupancy	100.0%	100.0%	—	pts
Base rent per square foot	$120	$131	(8.4)%
The Shoppes at Four Seasons(2)
Total mall revenues	$32,245	$23,112	39.5%
Mall gross leasable area (in square feet)	241,416	189,088	27.7%
Occupancy	90.7%	91.2%	(0.5	)pts
Base rent per square foot	$336	$150	124.0%
Tenant sales per square foot	$4,769	$4,353	9.6%
Singapore Operations:
The Shoppes at Marina Bay Sands(3)
Total mall revenues	$38,021	$39,670	(4.2)%
Mall gross leasable area (in square feet)	641,442	631,024	1.7%
Occupancy	88.7%	96.2%	(7.5	)pts
Base rent per square foot	$195	$216	(9.7)%
Tenant sales per square foot	$1,556	$1,366	13.9%
U.S. Operations:
The Outlets at Sands Bethlehem(4)
Total mall revenues	$973	$411	136.7%
Mall gross leasable area (in square feet)	134,907	129,216	4.4%
Occupancy	87.6%	71.3%	16.3	pts
Base rent per square foot	$24	$—	—%

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)

In November 2012, The Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in approximately 52,000 square feet of additional gross leasable space. Additionally, beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(3)

The decrease in occupancy at The Shoppes at Marina Bay Sands is due to an ongoing repositioning of the mall that will bring in several new key luxury tenants. Approximately 39,000 square feet of gross leasable area is currently undergoing new fit-out and is not considered occupied as of September 30, 2013.

(4)

A progressive opening of The Outlets at Sands Bethlehem began in November 2011. Base rent per square foot for the three months ended September 30, 2012, and tenant sales per square foot for the three months ended September 30, 2013 and 2012, are excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$1,668,107	$1,278,162	30.5%
Rooms	69,511	58,911	18.0%
Food and beverage	88,020	77,748	13.2%
Mall	17,319	16,666	3.9%
Convention, retail and other	69,102	66,867	3.3%
Provision for doubtful accounts	55,371	72,805	(23.9)%
General and administrative	380,865	268,832	41.7%
Corporate	38,468	54,617	(29.6)%
Pre-opening	1,778	39,872	(95.5)%
Development	3,487	4,201	(17.0)%
Depreciation and amortization	248,925	226,538	9.9%
Amortization of leasehold interests in land	10,022	10,014	0.1%
Loss on disposal of assets	2,739	154	N.M.

Total operating expenses	$2,653,714	$2,175,387	22.0%

N.M. – Not meaningful

Operating expenses were $2.65 billion for the three months ended September 30, 2013, an increase of $478.3 million compared to $2.18 billion for the three months ended September 30, 2012. The increase in operating expenses was primarily attributable to the progressive opening of Sands Cotai Central that commenced in April 2012.

Casino expenses increased $389.9 million compared to the three months ended September 30, 2012. Of the increase, $286.7 million was attributable to the 39.0% gross win tax on increased casino revenues across all of our Macao properties, as well as a $41.7 million increase in additional casino expenses at Sands Cotai Central.

Rooms and food and beverage expenses increased $10.6 million and $10.3 million, respectively, compared to the three months ended September 30, 2012. The increases were driven by the associated increases in the related revenues described above.

The provision for doubtful accounts was $55.4 million for the three months ended September 30, 2013, compared to $72.8 million for the three months ended September 30, 2012. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $112.0 million compared to the three months ended September 30, 2012. The increase was primarily attributable to a $56.9 million increase at our Las Vegas Operating Properties, driven by a $47.4 million legal settlement expense (see “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies — Litigation”), as well as a $31.3 million increase at Sands Cotai Central.

Corporate expenses decreased $16.1 million compared to the three months ended September 30, 2012, driven by a decrease in legal fees.

Pre-opening expenses were $1.8 million for the three months ended September 30, 2013, compared to $39.9 million for the three months ended September 30, 2012. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2012, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $22.4 million compared to the three months ended September 30, 2012. The increase was primarily attributable to a $33.2 million increase at Sands Cotai Central, partially offset by a decrease at our Las Vegas Operating Properties due to certain assets being fully depreciated.

Adjusted Property EBITDA

Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, legal settlement expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended September 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$357,197	$299,001	19.5%
Sands Cotai Central	224,272	53,654	318.0%
Four Seasons Macao	112,922	54,386	107.6%
Sands Macao	89,947	80,869	11.2%
Other Asia	1,177	(2,124)	N.M.

	785,515	485,786	61.7%
Marina Bay Sands	373,612	260,788	43.3%
United States:
Las Vegas Operating Properties	87,135	98,206	(11.3)%
Sands Bethlehem	29,553	32,118	(8.0)%

	116,688	130,324	(10.5)%

Total adjusted property EBITDA	$1,275,815	$876,898	45.5%

N.M. – Not meaningful

Adjusted property EBITDA at our Macao operations increased $299.7 million compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase of $170.6 million at Sands Cotai Central, due to its progressive opening that commenced in April 2012, as well as increases of $58.5 million and $58.2 million at the Four Seasons Macao and The Venetian Macao, respectively, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands increased $112.8 million compared to the three months ended September 30, 2012. The increase was primarily attributable to a $148.7 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Adjusted property EBITDA at our Las Vegas Operating Properties decreased $11.1 million compared to the three months ended September 30, 2012. Net revenues increased $10.1 million (excluding intersegment royalty revenue), but was offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem decreased $2.6 million compared to the three months ended September 30, 2012. Net revenues increased $1.0 million, but was offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs)	$64,048	$68,425
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,793	3,783
Less — capitalized interest	(924)	(9,916)

Interest expense, net	$66,917	$62,292

Cash paid for interest	$59,880	$51,782
Weighted average total debt balance	$9,492,227	$9,417,803
Weighted average interest rate	2.7%	2.9%

Interest cost decreased $4.4 million compared to the three months ended September 30, 2012, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $9.0 million compared to the three months ended September 30, 2012, primarily due to the completion of phases IIA and IIB of Sands Cotai Central in September 2012 and January 2013, respectively.

Other Factors Effecting Earnings

Other income was $3.2 million for the three months ended September 30, 2013, compared to $2.4 million for the three months ended September 30, 2012. The amounts in both periods were primarily attributable to foreign exchange gains.

Our effective income tax rate was 5.3% for the three months ended September 30, 2013, compared to 7.0% for the three months ended September 30, 2012. The effective income tax rate for the three months ended September 30, 2013 and 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $182.6 million for the three months ended September 30, 2013, compared to $95.2 million for the three months ended September 30, 2012. These amounts are primarily related to the noncontrolling interest of SCL.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$8,394,721	$6,534,947	28.5%
Rooms	998,646	830,887	20.2%
Food and beverage	534,361	455,884	17.2%
Mall	321,522	268,390	19.8%
Convention, retail and other	372,370	363,680	2.4%

	10,621,620	8,453,788	25.6%
Less — promotional allowances	(507,420)	(399,658)	(27.0)%

Total net revenues	$10,114,200	$8,054,130	25.6%

Consolidated net revenues were $10.11 billion for the nine months ended September 30, 2013, an increase of $2.06 billion compared to $8.05 billion for the nine months ended September 30, 2012. The increase in net revenues was driven by an increase of $1.35 billion at Sands Cotai Central, due to its progressive opening that commenced in April 2012, as well as an increase of $507.2 million at The Venetian Macao, primarily due to increased casino activity.

Casino revenues increased $1.86 billion compared to the nine months ended September 30, 2012. The increase is attributable to an increase of $1.20 billion at Sands Cotai Central, due to its progressive opening, as well as a $497.5 million increase at The Venetian Macao, driven by an increase in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,404,046	$1,906,569	26.1%
Non-Rolling Chip drop	$4,932,826	$3,267,352	51.0%
Non-Rolling Chip win percentage	27.5%	30.8%	(3.3	)pts
Rolling Chip volume	$37,661,230	$36,162,486	4.1%
Rolling Chip win percentage	3.32%	2.97%	0.35	pts
Slot handle	$3,485,599	$3,652,412	(4.6)%
Slot hold percentage	5.6%	5.2%	0.4	pts
Sands Cotai Central
Total casino revenues	$1,725,210	$521,604	230.8%
Non-Rolling Chip drop	$3,692,883	$931,402	296.5%
Non-Rolling Chip win percentage	22.4%	21.0%	1.4	pts
Rolling Chip volume	$43,507,873	$15,875,851	174.1%
Rolling Chip win percentage	2.71%	2.64%	0.07	pts
Slot handle	$3,937,837	$1,697,735	131.9%
Slot hold percentage	4.0%	3.4%	0.6	pts
Four Seasons Macao
Total casino revenues	$739,225	$717,367	3.0%
Non-Rolling Chip drop	$568,846	$307,720	84.9%
Non-Rolling Chip win percentage	30.3%	39.1%	(8.8	)pts
Rolling Chip volume	$29,876,157	$30,872,992	(3.2)%
Rolling Chip win percentage	2.68%	2.82%	(0.14	)pts
Slot handle	$629,757	$612,125	2.9%
Slot hold percentage	5.6%	5.2%	0.4	pts
Sands Macao
Total casino revenues	$887,796	$913,580	(2.8)%
Non-Rolling Chip drop	$2,463,465	$2,163,888	13.8%
Non-Rolling Chip win percentage	20.3%	20.6%	(0.3	)pts
Rolling Chip volume	$17,430,087	$19,416,833	(10.2)%
Rolling Chip win percentage	2.76%	3.10%	(0.34	)pts
Slot handle	$2,003,935	$1,871,312	7.1%
Slot hold percentage	3.9%	4.2%	(0.3	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,858,579	$1,722,351	7.9%
Non-Rolling Chip drop	$3,514,567	$3,503,830	0.3%
Non-Rolling Chip win percentage	23.4%	22.8%	0.6	pts
Rolling Chip volume	$46,364,282	$36,101,116	28.4%
Rolling Chip win percentage	2.62%	2.62%	—	pts
Slot handle	$8,293,454	$8,102,457	2.4%
Slot hold percentage	5.1%	5.3%	(0.2	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$433,096	$424,764	2.0%
Table games drop	$1,602,052	$1,625,115	(1.4)%
Table games win percentage	23.9%	23.5%	0.4	pts
Slot handle	$1,481,976	$1,427,355	3.8%
Slot hold percentage	8.8%	8.7%	0.1	pts
Sands Bethlehem
Total casino revenues	$346,769	$328,712	5.5%
Table games drop	$765,165	$654,809	16.9%
Table games win percentage	15.6%	15.1%	0.5	pts
Slot handle	$3,134,161	$3,061,520	2.4%
Slot hold percentage	7.0%	7.2%	(0.2	)pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $167.8 million compared to the nine months ended September 30, 2012. The increase is attributable to an increase of $120.8 million at Sands Cotai Central, due to its progressive opening, a $23.2 million increase at Marina Bay Sands, driven by an increase in average daily room rates, and a $20.7 million increase at our Las Vegas Operating Properties, driven by an increase in occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2013	2012	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$163,829	$164,227	(0.2)%
Occupancy rate	90.3%	91.4%	(1.1	)pts
Average daily room rate	$234	$233	0.4%
Revenue per available room	$211	$213	(0.9)%
Sands Cotai Central
Total room revenues	$160,117	$39,339	307.0%
Occupancy rate	74.6%	82.8%	(8.2	)pts
Average daily room rate	$149	$146	2.1%
Revenue per available room	$111	$121	(8.3)%
Four Seasons Macao
Total room revenues	$30,975	$29,020	6.7%
Occupancy rate	83.4%	79.6%	3.8	pts
Average daily room rate	$362	$355	2.0%
Revenue per available room	$302	$282	7.1%
Sands Macao
Total room revenues	$18,179	$18,020	0.9%
Occupancy rate	95.6%	94.8%	0.8	pts
Average daily room rate	$244	$243	0.4%
Revenue per available room	$233	$231	0.9%
Singapore Operations:
Marina Bay Sands
Total room revenues	$264,442	$241,263	9.6%
Occupancy rate	99.2%	99.1%	0.1	pts
Average daily room rate	$386	$351	10.0%
Revenue per available room	$383	$348	10.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$352,615	$331,931	6.2%
Occupancy rate	89.8%	85.6%	4.2	pts
Average daily room rate	$204	$203	0.5%
Revenue per available room	$183	$174	5.2%
Sands Bethlehem
Total room revenues	$8,489	$7,087	19.8%
Occupancy rate	73.4%	60.7%	12.7	pts
Average daily room rate	$141	$141	—%
Revenue per available room	$103	$86	19.8%

Food and beverage revenues increased $78.5 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $52.2 million increase at Sands Cotai Central, due to its progressive opening, as well as a $15.3 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $53.1 million compared to the nine months ended September 30, 2012. The increase was primarily due to a $53.1 million increase at our Macao operating properties, driven by an increase in base rents as well as the progressive opening of Sands Cotai Central. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2013	2012	Change
	(Mall revenues in thousands)
Macao Operations:
The Grand Canal Shoppes at The Venetian Macao
Total mall revenues	$112,647	$93,774	20.1%
Mall gross leasable area (in square feet)	756,271	809,024	(6.5)%
Occupancy	94.2%	91.7%	2.5	pts
Base rent per square foot	$167	$140	19.3%
Tenant sales per square foot	$1,473	$1,186	24.2%
The Shoppes at Sands Cotai Central(2)
Total mall revenues	$28,076	$6,945	304.3%
Mall gross leasable area (in square feet)	210,143	210,143	—%
Occupancy	100.0%	100.0%	—	pts
Base rent per square foot	$120	$131	(8.4)%
The Shoppes at Four Seasons(3)
Total mall revenues	$67,971	$54,918	23.8%
Mall gross leasable area (in square feet)	241,416	189,088	27.7%
Occupancy	90.7%	91.2%	(0.5	)pts
Base rent per square foot	$336	$150	124.0%
Tenant sales per square foot	$4,769	$4,353	9.6%
Singapore Operations:
The Shoppes at Marina Bay Sands(4)
Total mall revenues	$110,569	$111,580	(0.9)%
Mall gross leasable area (in square feet)	641,442	631,024	1.7%
Occupancy	88.7%	96.2%	(7.5	)pts
Base rent per square foot	$195	$216	(9.7)%
Tenant sales per square foot	$1,556	$1,366	13.9%
U.S. Operations:
The Outlets at Sands Bethlehem(5)
Total mall revenues	$2,259	$1,173	92.6%
Mall gross leasable area (in square feet)	134,907	129,216	4.4%
Occupancy	87.6%	71.3%	16.3	pts
Base rent per square foot	$24	$—	—%

(1)

As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2013 and 2012, they are identical to the summary presented herein for the three months ended September 30, 2013 and 2012, respectively.

(2)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(3)

In November 2012, The Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in approximately 52,000 square feet of additional gross leasable space. Additionally, beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(4)

The decrease in occupancy at The Shoppes at Marina Bay Sands is due to an ongoing repositioning of the mall that will bring in several new key luxury tenants. Approximately 39,000 square feet of gross leasable area is currently undergoing new fit-out and is not considered occupied as of September 30, 2013.

(5)

A progressive opening of The Outlets at Sands Bethlehem began in November 2011. Base rent per square foot for the nine months ended September 30, 2012, and tenant sales per square foot for the nine months ended September 30, 2013 and 2012, are excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$4,714,107	$3,673,171	28.3%
Rooms	203,886	172,210	18.4%
Food and beverage	274,045	238,022	15.1%
Mall	52,724	50,765	3.9%
Convention, retail and other	228,045	224,794	1.4%
Provision for doubtful accounts	182,108	183,397	(0.7)%
General and administrative	979,148	746,587	31.1%
Corporate	141,221	162,164	(12.9)%
Pre-opening	9,646	134,803	(92.8)%
Development	14,840	12,196	21.7%
Depreciation and amortization	752,530	641,725	17.3%
Amortization of leasehold interests in land	30,297	30,016	0.9%
Impairment loss	—	143,674	(100.0)%
Loss on disposal of assets	9,433	1,229	N.M.

Total operating expenses	$7,592,030	$6,414,753	18.4%

N.M. – Not meaningful

Operating expenses were $7.59 billion for the nine months ended September 30, 2013, an increase of $1.18 billion compared to $6.41 billion for the nine months ended September 30, 2012. The increase in operating expenses was primarily attributable to the progressive opening of Sands Cotai Central that commenced in April 2012.

Casino expenses increased $1.04 billion compared to the nine months ended September 30, 2012. Of the increase, $759.3 million was attributable to the 39.0% gross win tax on increased casino revenues across all of our Macao properties, as well as a $181.3 million increase in additional casino expenses at Sands Cotai Central.

Rooms and food and beverage expenses increased $31.7 million and $36.0 million, respectively, compared to the nine months ended September 30, 2012. The increases were driven by the associated increases in the related revenues described above.

The provision for doubtful accounts was $182.1 million for the nine months ended September 30, 2013, compared to $183.4 million for the nine months ended September 30, 2012. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $232.6 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $110.7 million increase at Sands Cotai Central, a $59.2 million increase at our Las Vegas Operating Properties, driven by a $47.4 million legal settlement expense (see “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies — Litigation”), as well as a $35.4 million increase at The Venetian Macao, driven by an increase in advertising expense.

Corporate expenses decreased $20.9 million compared to the nine months ended September 30, 2012, driven by a decrease in legal fees.

Pre-opening expenses were $9.6 million for the nine months ended September 30, 2013, compared to $134.8 million for the nine months ended September 30, 2012. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2013 and 2012, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Depreciation and amortization expense increased $110.8 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $132.7 million increase at Sands Cotai Central, partially offset by decreases at our Las Vegas Operating Properties and our other Macao operating properties due to certain assets being fully depreciated.

The impairment loss of $143.7 million for the nine months ended September 30, 2012, consisted primarily of a $100.7 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.

Adjusted Property EBITDA

The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2013	2012	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,066,543	$810,175	31.6%
Sands Cotai Central	501,940	105,492	375.8%
Four Seasons Macao	228,283	198,492	15.0%
Sands Macao	274,887	259,129	6.1%
Other Asia	(4,547)	(13,801)	67.1%

	2,067,106	1,359,487	52.1%
Marina Bay Sands	1,125,742	1,063,712	5.8%
United States:
Las Vegas Operating Properties	263,532	278,362	(5.3)%
Sands Bethlehem	92,988	86,537	7.5%

	356,520	364,899	(2.3)%

Total adjusted property EBITDA	$3,549,368	$2,788,098	27.3%

Adjusted property EBITDA at our Macao operations increased $707.6 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $396.4 million increase at Sands Cotai Central, due to its progressive opening that commenced in April 2012, as well as a $256.4 million increase at The Venetian Macao, driven by an increase in casino activity.

Adjusted property EBITDA at Marina Bay Sands increased $62.0 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $139.6 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Adjusted property EBITDA at our Las Vegas Operating Properties decreased $14.8 million compared to the nine months ended September 30, 2012. Net revenues increased $47.5 million (excluding intersegment royalty revenue), but was offset by increases in the associated operating expenses.

Adjusted property EBITDA at Sands Bethlehem increased $6.5 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $20.0 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$196,037	$224,472
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11,373	11,338
Less — capitalized interest	(3,285)	(44,313)

Interest expense, net	$204,125	$191,497

Cash paid for interest	$167,535	$209,491
Weighted average total debt balance	$9,789,503	$9,755,978
Weighted average interest rate	2.7%	3.1%

Interest cost decreased $28.4 million compared to the nine months ended September 30, 2012, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $41.0 million compared to the nine months ended September 30, 2012, primarily due to the completion of phases I, IIA and IIB of Sands Cotai Central in April and September 2012 and January 2013, respectively.

Other Factors Effecting Earnings

Other income was $5.0 million for the nine months ended September 30, 2013, compared to $0.7 million for the nine months ended September 30, 2012. The amounts in both periods were primarily attributable to foreign exchange gains, partially offset by changes in the fair value of our interest rate cap agreements.

The loss on modification or early retirement of debt of $19.2 million for the nine months ended September 30, 2012, was primarily due to a $13.1 million loss related to the refinancing of our Singapore credit facility in June 2012.

Our effective income tax rate was 6.4% for the nine months ended September 30, 2013, compared to 9.4% for the nine months ended September 30, 2012. The effective income tax rate for the nine months ended September 30, 2013 and 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.

The net income attributable to our noncontrolling interests was $456.5 million for the nine months ended September 30, 2013, compared to $221.2 million for the nine months ended September 30, 2012. These amounts are primarily related to the noncontrolling interest of SCL.

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

The following tables summarize the results of our mall operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	The Grand Canal Shoppes at The Venetian Macao	The Shoppes at Four Seasons	The Shoppes at Sands Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the three months ended September 30, 2013
Mall revenues:
Minimum rents(3)	$25,990	$11,571	$5,743	$26,683	$338	$70,325
Overage rents	12,883	18,898	3,759	4,526	635	40,701
CAM, levies and management fees	6,504	1,776	1,950	6,812	—	17,042

Total mall revenues	45,377	32,245	11,452	38,021	973	128,068

Mall operating expenses:
Common area maintenance	4,016	1,498	1,486	5,977	359	13,336
Management fees and other direct operating expenses	1,597	269	319	1,597	201	3,983

Mall operating expenses	5,613	1,767	1,805	7,574	560	17,319
Property taxes(4)	371	—	—	1,755	281	2,407
Provision for (recovery of) doubtful accounts	56	29	29	(2)	—	112

Mall-related expenses(5)	6,040	1,796	1,834	9,327	841	19,838
For the three months ended September 30, 2012
Mall revenues:
Minimum rents(3)	$20,968	$5,511	$2,698	$27,396	$204	$56,777
Overage rents	9,879	16,309	32	4,719	207	31,146
CAM, levies and management fees	5,499	1,292	963	7,555	—	15,309

Total mall revenues	36,346	23,112	3,693	39,670	411	103,232

Mall operating expenses:
Common area maintenance	4,100	1,029	698	6,638	289	12,754
Management fees and other direct operating expenses	1,692	275	307	1,599	39	3,912

Mall operating expenses	5,792	1,304	1,005	8,237	328	16,666
Property taxes(4)	—	—	—	1,349	174	1,523
Provision for (recovery of) doubtful accounts	(109)	(29)	13	61	—	(64)

Mall-related expenses(5)	5,683	1,275	1,018	9,647	502	18,125

	The Grand Canal Shoppes at The Venetian Macao	The Shoppes at Four Seasons	The Shoppes at Sands Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the nine months ended September 30, 2013
Mall revenues:
Minimum rents(3)	$74,088	$35,905	$17,264	$77,923	$874	$206,054
Overage rents	20,130	26,719	5,187	9,938	1,385	63,359
CAM, levies and management fees	18,429	5,347	5,625	22,708	—	52,109

Total mall revenues	112,647	67,971	28,076	110,569	2,259	321,522

Mall operating expenses:
Common area maintenance	11,881	4,050	4,197	19,253	956	40,337
Management fees and other direct operating expenses	5,105	1,012	865	4,943	462	12,387

Mall operating expenses	16,986	5,062	5,062	24,196	1,418	52,724
Property taxes(4)	371	—	—	5,355	811	6,537
Provision for (recovery of) doubtful accounts	(363)	184	(93)	(5)	—	(277)

Mall-related expenses(5)	16,994	5,246	4,969	29,546	2,229	58,984
For the nine months ended September 30, 2012
Mall revenues:
Minimum rents(3)	$59,487	$16,259	$4,794	$81,102	$723	$162,365
Overage rents	18,422	34,731	32	7,879	450	61,514
CAM, levies and management fees	15,865	3,928	2,119	22,599	—	44,511

Total mall revenues	93,774	54,918	6,945	111,580	1,173	268,390

Mall operating expenses:
Common area maintenance	11,870	2,976	1,206	18,861	773	35,686
Management fees and other direct operating expenses	5,477	1,600	976	6,905	121	15,079

Mall operating expenses	17,347	4,576	2,182	25,766	894	50,765
Property taxes(4)	—	—	—	4,041	461	4,502
Provision for (recovery of) doubtful accounts	(253)	310	35	73	—	165

Mall-related expenses(5)	17,094	4,886	2,217	29,880	1,355	55,432

(1)	Phases I and II of The Shoppes at Sands Cotai Central opened in April and September 2012, respectively.
(2)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.
(3)	Minimum rents include base rents and straight-line adjustments of base rents.
(4)

Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. This property tax exemption expired in August 2013 for The Venetian Macao and we are currently in the process of requesting an extension from the Macao government.

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

Development Projects

Macao

We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), hotel and shopping mall. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities and have capitalized costs of $284.6 million, including the land premium (net of amortization), as of September 30, 2013. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.

As of September 30, 2013, we have capitalized an aggregate of $8.78 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations. In addition to funding phases I and II of Sands Cotai Central with borrowings under our $3.7 billion Macao credit facility, we may need to arrange additional financing to fund the balance of our Cotai Strip developments.

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

Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014. We will be applying for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for another extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $4.09 billion or $284.6 million in capitalized construction costs and land premiums (net of amortization), as of September 30, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.

United States

We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of September 30, 2013, we have capitalized construction costs of $178.8 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, we could record a charge for all or some portion of the $178.8 million in capitalized construction costs as of September 30, 2013.

Other

We continue to aggressively pursue a variety of new development opportunities around the world.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash generated from operating activities	$3,160,783	$2,172,833

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(877)	(717)
Capital expenditures	(599,482)	(1,062,778)
Proceeds from disposal of property and equipment	713	2,266
Acquisition of intangible assets	(45,857)	—

Net cash used in investing activities	(645,503)	(1,061,229)

Cash flows from financing activities:
Proceeds from exercise of stock options	46,433	30,370
Excess tax benefits from stock-based compensation	2,394	—
Repurchase of common stock	(211,241)	—
Proceeds from exercise of warrants	—	528,908
Dividends paid	(1,277,360)	(973,108)
Distributions to noncontrolling interests	(7,808)	(7,624)
Deemed distribution to Principal Stockholder	—	(18,576)
Proceeds from long-term debt	354,357	3,625,516
Repayments on long-term debt	(720,177)	(4,391,311)
Payments of deferred financing costs	—	(100,190)

Net cash used in financing activities	(1,813,402)	(1,306,015)

Effect of exchange rate on cash	(5,524)	37,108

Increase (decrease) in cash and cash equivalents	$696,354	$(157,303)

Cash Flows — Operating Activities

Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2013, increased $988.0 million compared to the nine months ended September 30, 2012. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.

Cash Flows — Investing Activities

Capital expenditures for the nine months ended September 30, 2013, totaled $599.5 million, including $396.6 million for construction and development activities in Macao, which consisted primarily of $176.3 million for Sands Cotai Central and $133.7 million for The Parisian Macao; $122.9 million in Singapore; $40.8 million at our Las Vegas Operating Properties; and $39.2 million for corporate and other activities. Additionally, during the nine months ended September 30, 2013, we paid SGD 57.0 million (approximately $45.4 million at exchange rates in effect on September 30, 2013) to renew our Singapore gaming license.

Cash Flows — Financing Activities

Net cash flows used in financing activities were $1.81 billion for the nine months ended September 30, 2013, which was primarily attributable to $1.28 billion in dividend payments, repayments of $430.5 million on our 2012 Singapore Credit Facility and $211.2 million in common stock repurchases.

As of September 30, 2013, we had $938.2 million available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit and outstanding banker’s guarantees.

Development Financing Strategy

Through September 30, 2013, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

The U.S. credit facility requires our Las Vegas operations to comply with certain financial covenants at the end of each quarter, including maintaining a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.0x for all quarterly periods through maturity. We can elect to contribute up to $50 million of cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended September 30, 2013, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended September 30, 2013, decreases to 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of September 30, 2013, our U.S., Macao and Singapore leverage ratios were 1.0x, 1.2x and 2.7x, respectively, compared to the maximum leverage ratios allowed of 5.0x, 4.0x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.

We held unrestricted cash and cash equivalents of approximately $3.21 billion and restricted cash and cash equivalents of approximately $7.3 million as of September 30, 2013, of which approximately $2.74 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.74 billion, approximately $2.03 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may need to arrange additional financing to fund the balance of our Cotai Strip developments.

During the nine months ended September 30, 2013, we repaid the outstanding balance under our 2012 Singapore Revolving Facility and had net borrowings of $50.0 million under our Senior Secured Extended Revolving Facility. As of September 30, 2013, $1.22 billion of borrowings under the Senior Secured Credit Facility is due within the next 12 months. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.

On February 28 and June 21, 2013, SCL paid a dividend of 0.67 Hong Kong dollars (“HKD”) and HKD 0.66 per share, respectively (a total of $1.38 billion) to SCL shareholders (of which we retained $970.2 million). On March 29, June 28 and September 28, 2013, we paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2013, we recorded $866.4 million as a distribution against retained earnings (of which $453.1 million related to our Principal Stockholder’s family). In October 2013, our Board of Directors declared a quarterly dividend of $0.35 per common share (a total estimated to be approximately $287 million) to be paid on December 31, 2013, to shareholders of record on December 20, 2013. We intend to increase the quarterly dividend to $0.50 per common share, beginning in the first quarter of 2014.

In June 2013, our Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2013, we repurchased 5,479,601 shares of our common stock for $346.3 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury shares.

Aggregate Indebtedness and Other Known Contractual Obligations

As of September 30, 2013, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2012, with the exception of the following:

•	repayment of $327.6 million outstanding balance under our 2012 Singapore Revolving Facility (which would have matured in December 2017 with no interim amortization); and

•	net borrowings of $50.0 million under our Senior Secured Extended Revolving Facility (which matures in May 2014 with no interim amortization).

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

•	our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;

•	our relationship with GGP or any successor owner of the Grand Canal Shoppes;

•	new developments, construction and ventures, including our Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel due to acts of terrorism;

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2013, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending September 30:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$0.9	$0.4	$—	$—	$—	$—	$1.3	$1.3
Average interest rate(2)	5.0%	5.0%	—%	—%	—%	—%	5.0%
Variable rate	$1,296.0	$1,333.5	$1,991.2	$4,013.5	$1,099.8	$—	$9,734.0	$9,682.9
Average interest rate(2)	1.8%	1.8%	1.9%	2.1%	1.9%	—%	2.0%
ASSETS
Cap agreements(3)	$—	$0.1	$0.1	$—	$—	$—	$0.2	$0.2

(1)	The estimated fair values are based on quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.
(2)

Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable-rate debt levels as of September 30, 2013, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change approximately $94.0 million.

(3)	As of September 30, 2013, we had 22 interest rate cap agreements with an aggregate fair value of approximately $0.2 million based on quoted market values from the institutions holding the agreements.

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

Foreign currency transaction gains for the nine months ended September 30, 2013, were $4.9 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of September 30, 2013, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.8 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

See also “Liquidity and Capital Resources.”

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2013, and have concluded that they are effective at the reasonable assurance level.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
July 1, 2013 — July 31, 2013	366,185	$54.62	366,185	$1,933,452
August 1, 2013 — August 31, 2013	—	$—	—	$1,933,452
September 1, 2013 — September 30, 2013	4,230,370	$66.10	4,230,370	$1,653,830

(1)	Calculated excluding commissions.
(2)

On June 5, 2013, the Company announced a stock repurchase program pursuant to which the Company has been authorized to repurchase up to $2.0 billion of its outstanding common stock. As of September 30, 2013, approximately $1.65 billion of shares remained available for repurchase. The stock repurchase program will expire on June 5, 2015. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury shares.

ITEM 6 — EXHIBITS

List of Exhibits

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

November 7, 2013	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer

November 7, 2013	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Accounting Officer (Principal Financial Officer)