Form 10-K
period 2013-12-31
LAS VEGAS SANDS CORP
filed 2014-02-28
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
__________________________________________________
LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)
__________________________________________________

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
None
__________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,743,792,754 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 812,566,265 shares of common stock outstanding as of February 27, 2014.
DOCUMENTS INCORPORATED BY REFERENCE

Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2014 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

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
Through our 70.2% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of integrated resort properties in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”), Sands Cotai Central, the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels, Inc.) and the Plaza Casino, which we own and operate (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”) and the Sands Macao. We have also commenced construction activities on The Parisian Macao, which is currently expected to open in late 2015.
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
LVSC was incorporated as a Nevada corporation in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and our telephone number at that address is (702) 414-1000. Our website address is www.sands.com. The information on our website is not part of this Annual Report on Form 10-K.
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
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our properties. In Macao, our operating segments are: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; and Other Asia (comprised primarily of our ferry operations and various other operations that are ancillary to our properties in Macao). In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Management also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. See “Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.” Our primary projects under development are The Parisian Macao and the remaining phase of Sands Cotai Central in Macao and our Las Vegas condominium project (which construction is currently suspended) in the United States. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information.”
Asia Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from Macao’s Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The Venetian Macao includes approximately 385,000 square feet of gaming space with approximately 660 table games and 2,200 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 923,000 square feet of unique retail shopping with more than 300 stores featuring many international brands and home to more than 50 restaurants featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, a 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.
Sands Cotai Central is located across the street from The Venetian Macao and Four Seasons Macao and is our largest integrated resort on the Cotai Strip. We opened the Conrad and Holiday Inn tower and the first Sheraton tower, in April and September 2012, respectively, and the second Sheraton tower in January 2013. The property includes approximately 350,000 square feet of gaming space with approximately 460 table games and 1,900 slot machines. We have begun construction of the remaining phase of the project, which includes the St. Regis hotel and mixed-used tower. Upon completion, Sands Cotai Central will consist of a 13.7 million-square-foot 6,400-room integrated resort complex featuring rooms, suites and apart-hotel units, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014).
The Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 113,000 square feet of gaming space with approximately 140 table games and 180 slot machines at its Plaza Casino. The Four Seasons Macao also has 360 elegantly appointed rooms and suites; several food and beverage offerings; and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 260,000 square feet of retail space and is connected to the Shoppes at Venetian. The Four Seasons Macao also features our ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao’s Gonbei border gate with China and Macao’s central business district. The Sands Macao includes approximately 260,000 square feet of gaming space with approximately 260 table games and 1,100 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.

We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See “— Regulation and Licensing — Macao Concession and Our Subconcession.”
Singapore
Marina Bay Sands opened during 2010 and features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and several dining options. The integrated resort offers approximately 160,000 square feet of gaming space with approximately 650 table games and 2,400 slot machines; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an Art/Science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and two state-of-the-art theaters for top Broadway shows, concerts and gala events.

Asia Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics, annual gaming revenues reached $45.3 billion in 2013, an 18.5% increase over 2012.
We believe that Macao will continue to experience meaningful growth in both gaming and non-gaming revenues and the record 29.3 million visitors Macao welcomed in 2013 will continue to increase. We believe this growth will result from a variety of factors, including the movement of Chinese citizens to urban centers in China, the introduction of new transportation infrastructure and the coming increase in hotel room inventory.
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
Visitors from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macao, Zhuhai, Shenzhen, Guangzhou or to Hong Kong (followed by a road, ferry or helicopter trip to Macao). In addition, numerous air carriers fly directly into Macao International Airport from many major cities in Asia.
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, CotaiJet. Macao is also accessible from Hong Kong by helicopter. In addition, the bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between central Hong Kong and Macao and is expected be completed in 2016.
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
Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed 15.5 million international visitors in 2013, a 6.7% increase compared to 2012. Tourism receipts are estimated to have reached 23.0 billion Singapore dollars (“SGD,” approximately $18.1 billion at exchange rates in effect on December 31, 2013) in 2012 (the latest information publicly available at the time filing), a 3.0% increase compared to 2011. The Casino Regulatory Authority (the “CRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
About 100 airlines operate in Singapore, connecting it to over 250 cities in 60 countries. In 2013, 53.7 million passengers passed through Singapore’s Changi Airport, a 5.0% increase as compared to 2012. The estimated population within a 5-hour flight of Singapore is more than 2.0 billion. Based on figures released by the STB, the largest source markets for visitors to Singapore for 2012 (the latest information publicly available at the time filing), were Indonesia and China. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.

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
Resorts World Sentosa, which is 100% owned by Genting Singapore and located on Sentosa Island, began its phased opening on January 20, 2010, and is primarily a family tourist destination connected to Singapore via a 500-meter long vehicular and pedestrian bridge. Apart from the casino, the resort includes six hotels, a Universal Studios theme park, the Marine Life Park, the Maritime Experiential Museum & Aquarium, conventions and exhibitions facilities, restaurants, as well as a Malaysian food street, and retail shops.
U.S. Operations
Las Vegas
Our Las Vegas Operating Properties form an integrated resort that includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center.

The Venetian Las Vegas has 4,028 suites situated in a 3,015-suite, 35-story three-winged tower rising above the casino and the adjoining 1,013-suite, 12-story Venezia tower. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 110 table games and 1,250 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and a Canyon Ranch SpaClub.
The Palazzo features modern European ambience and design, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 140 table games and 1,100 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,064 suites and includes a Canyon Ranch SpaClub, a Paiza Club and a world-class theater.
The Venetian Las Vegas and The Palazzo feature two enclosed retail, dining and entertainment complexes, currently referred to as the Grand Canal Shoppes. The complex located within The Venetian Las Vegas (previously known as “The Grand Canal Shoppes”) and the complex located within The Palazzo (previously known as “The Shoppes at The Palazzo”) were sold to GGP Limited Partnership (“GGP”) in 2004 and 2008, respectively.
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
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem features approximately 145,000 square feet of gaming space that includes approximately 150 table games and more than 3,000 slot machines; a 300-room hotel tower; a 150,000-square-foot retail facility (“The Outlets at Sands Bethlehem”); an arts and cultural center; and a 50,000-square foot multipurpose event center.
We own 86% of the economic interest in the gaming, hotel and entertainment portion of Sands Bethlehem through our ownership interest in Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”) and more than 35% of the economic interest in the retail portion of Sands Bethlehem through our ownership interest in Sands Bethworks Retail LLC (“Sands Bethworks Retail”).
Las Vegas Market
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, there are large projects in Las Vegas currently suspended or in the development stage and when opened may target the same customers as we do. We also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our financial condition, results of operations or cash flows. Our Las Vegas Operating Properties also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, internet gaming websites and state lotteries.
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
Retail Mall Operations
We own and operate retail malls at our integrated resorts at The Venetian Macao, Four Seasons Macao, Sands Cotai Central, Marina Bay Sands and Sands Bethlehem. Upon completion of the remaining phase of Sands Cotai Central, we will own approximately 2.7 million square feet of gross retail space. As further described in “Agreements Relating to the Malls in Las Vegas” below, the Grand Canal Shoppes were sold to GGP and are not owned or operated by us. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
Our malls are designed to complement our other unique amenities and service offerings provided by our integrated resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenue primarily from leases with tenants through base minimum rents, overage rents, management fees and reimbursements for common area maintenance ("CAM") and other expenditures. For further information related to the financial performance of our malls, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The tables below set forth certain information regarding our mall operations as of December 31, 2013. These tables do not reflect subsequent activity in 2014.

Mall Name	Total GLA(1)	Selected Significant Tenants
Shoppes at Venetian	755,452(2)	Manchester United Experience, Piaget, Zara, Swarovski, Vertu, Victoria’s Secret, Tiffany & Co.
Shoppes at Four Seasons	241,895(3)	Versace, Brioni, Canali, Cartier, Gucci, Dior, Armani, Bottega Veneta, Hugo Boss
Shoppes at Cotai Central	210,143	Kid’s Cavern, Zara, Omega, Gucci, Ralph Lauren, Chow Tai Fook
The Shoppes at Marina Bay Sands	642,241(4)	Louis Vuitton, Chanel, Fendi, BVLGARI, Prada, Gucci, Zara, Banana Republic, Adidas
The Outlets at Sands Bethlehem	134,830(5)	Coach, Lenox, Tommy Hilfiger, Nine West, Guess, Ultra Diamonds, Under Armour, Puma
____________________

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 166,000 square feet of space on the fifth floor and 1,500 square feet of space on the third floor currently not on the market for lease.

(3)	Excludes approximately 20,000 square feet of space on the mezzanine level currently not on the market for lease.

(4)	Excludes approximately 134,000 square feet of space operated by the Company.

(5)	Excludes approximately 16,100 square feet of undeveloped space.
The following table reflects our tenant representation by category for our mall operations as of December 31, 2013:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women’s, men’s, mixed)	618,270	33%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi
Restaurants and lounges	418,724	23%	CUT, db Bistro, Todai, North, Café Deco
Multi-Brands	206,880	11%	Duty-free shops, The Atrium
Fashion accessories and footwear	162,552	9%	Coach, Salvatore Ferragamo, Tumi, Rimowa
Jewelry	147,378	8%	BVLGARI, Omega, Cartier, Rolex, Tiffany & Co.
Health and beauty	108,927	6%	Sephora, The Body Shop, Sa Sa
Lifestyle, sports and entertainment	55,478	3%	Manchester United Experience, Adidas, Ferrari
Banks and services	47,303	3%	Bank of China, Citibank, ICBC
Home furnishing and electronics	45,835	2%	Nokia, Vertu, Da Vinci
Specialty foods	23,742	1%	The Chocolate Shop, Cold Storage Specialty
Arts and gifts	17,321	1%	Emporio di Gondola
Total	1,852,410	100%

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
Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao (once opened), separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $550.9 million at exchange rates in effect on December 31, 2013) in various development projects in Macao by June 2009, which obligations we have fulfilled.
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
The Macao gaming authorities may consider some management opposition to corporate acquisitions, repurchases of voting securities and corporate defense tactics affecting Macao gaming licensees, and the Macao registered corporations affiliated with such operations, to be injurious to stable and productive corporate gaming.
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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2013). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,558, $18,779 and $125, respectively, at exchange rates in effect on December 31, 2013), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2013). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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

In October 2013, we received an additional 5-year exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2018. We entered into an agreement with the Macao government effective through 2013 that provided for an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. In November 2013, we requested an additional agreement with the Macao government through 2018 to correspond to the income tax exemption for gaming operations; however, there is no assurance that we will receive the agreement. See “Item 1A — Risk Factors — Risks Associated with our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2018. The agreement with the Macao government that provided for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML’s shareholders on dividends distributed from our Macao gaming operations expired at the end of 2013."

Development Agreement with Singapore Tourism Board
On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that have been awarded a concession to operate a casino in Singapore. Under the Request for Proposal, the Exclusivity Period provides that only two licensees will be granted the right to operate a casino in Singapore during the ten-year period. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
On April 26, 2010, MBS was issued a casino license for a three-year period, which required payment of a license fee of SGD 37.5 million (approximately $29.6 million at exchange rates in effect on December 31, 2013). On April 19, 2013, MBS was granted a license for a further three-year period expiring on April 25, 2016, which required payment of SGD 57.0 million (approximately $44.9 million at exchange rates in effect on December 31, 2013) as part of the renewal process. The license is amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable fee and meeting the renewal requirements as determined by the CRA.
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
The Development Agreement required MBS to invest at least SGD 3.85 billion (approximately $3.04 billion at exchange rates in effect on December 31, 2013) in the integrated resort, which was to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement, which has been fulfilled, must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license, which was issued in April 2010.
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
The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet). The following are not counted towards the gaming area: back of house facilities, reception, restrooms, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. The casino located within Marina Bay Sands may not have more than 2,500 gaming machines, but there is no limit on the number of tables for casino games permitted in the casino.
On January 31, 2013, certain amendments to the Casino Control Act (the “Singapore Act”) became effective. Among the changes introduced by these amendments is a revision of the maximum financial penalty that may be imposed on a casino operator by way of disciplinary action on a number of grounds, including contravention of a provision of the Singapore Act or a condition of the casino license. Under the amended provisions, a casino operator may be subject to a financial penalty, for each ground of disciplinary action, of a sum not exceeding 10% of the annual gross gaming revenue (as defined in the Singapore Act) of the casino operator for the financial year immediately preceding the date the financial penalty is imposed.
The amendments to the Singapore Act also included an introduction of an additional factor to be considered by the CRA in determining future applications and/or renewals for a casino license. Applicants are required to be a suitable person to develop, maintain and promote the integrated resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government is in the process of establishing an evaluation panel and standards for review. This change could have an effect on future licensing considerations for MBS. We believe MBS’ iconic tourist destination in Singapore and the far east is well-established at this time.
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
If it were determined that we or a licensed subsidiary violated the Nevada Act, the registration and gaming licenses we then hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casinos, and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the casinos) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on our gaming operations.
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

An institutional investor will be deemed to hold voting securities only for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities only for investment purposes. Activities that are deemed consistent with holding voting securities only for investment purposes include:

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
The sale of alcoholic beverages by the licensed subsidiaries on the casino premises and at the Sands Expo Center is subject to licensing, control and regulation by the applicable local authorities. Our licensed subsidiaries have obtained the necessary liquor licenses to sell alcoholic beverages. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect on our operations.

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
Employees
We directly employ approximately 48,500 employees worldwide and hire temporary employees on an as-needed basis. Our employees are not covered by collective bargaining agreements, except as discussed below with respect to our Sands Expo Center employees. We believe that we have good relations with our employees.
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
The Shoppes at The Palazzo
We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). Under the Amended Agreement, we also leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces. On June 24, 2011, we reached a settlement with GGP regarding the final purchase price. Under the terms of the settlement, we retained the $295.4 million of proceeds previously received and participate in certain potential future revenues earned by GGP.

Cooperation Agreement
Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center, the Grand Canal Shoppes and the high-rise residential condominium tower that was being constructed on the Las Vegas strip between The Palazzo and The Venetian Las Vegas (the “Las Vegas Condo Tower”), though separately owned, to be integrally related components of one facility (the “LV Integrated Resort”). In establishing the terms for the integrated operation of these components, the cooperation agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the cooperation agreement binds all current and future owners of all portions of the LV Integrated Resort and has priority over the liens securing LVSLLC’s senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the cooperation agreement will “run with the land” if any of the components change hands.

Operating Covenants. The cooperation agreement regulates certain aspects of the operation of the LV Integrated Resort. For example, under the cooperation agreement, we are obligated to operate The Venetian Las Vegas continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of the Grand Canal Shoppes are obligated to operate their property exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The Venetian Las Vegas is operated in accordance with a “Venetian” theme, the owner of the Grand Canal Shoppes must operate The Grand Canal Shoppes in accordance with the overall Venetian theme.
Maintenance and Repair. We must maintain The Venetian Las Vegas and The Palazzo as well as some common areas and common facilities that are to be shared with the Grand Canal Shoppes. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owners of the Grand Canal Shoppes. We must also maintain, repair and restore Sands Expo Center and certain common areas and common facilities located in Sands Expo Center. The owners of the Grand Canal Shoppes must maintain, repair and restore the Grand Canal Shoppes and certain common areas and common facilities located within.
Insurance. We and the owners of the Grand Canal Shoppes must maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. The cooperation agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.
Parking. The cooperation agreement also addresses issues relating to the use of the LV Integrated Resort’s parking facilities and easements for access. The Venetian Las Vegas, The Palazzo, Sands Expo Center and the Grand Canal Shoppes may use the parking spaces in the LV Integrated Resort’s parking facilities on a “first come, first served” basis. The LV Integrated Resort’s parking facilities are owned, maintained and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the LV Integrated Resort. Each party to the cooperation agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other’s properties for vehicular and pedestrian access to the parking garages.
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
Sale of the Grand Canal Shoppes by GGP. We have a right of first offer in connection with any proposed sale of the Grand Canal Shoppes by GGP. We also have the right to receive notice of any default by GGP sent by any lender holding a mortgage on the Grand Canal Shoppes, if any, and the right to cure such default subject to our meeting certain net worth tests.

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
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; any further weaknesses in the job or housing market, additional credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakened job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure activities we offer, thus imposing additional limits on pricing and harming our operations.
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
As of December 31, 2013, we had $9.38 billion of long-term debt outstanding. This indebtedness could have important consequences to us. For example, it could:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

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
We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. If such additional financing is necessary, we cannot assure you that we will obtain all the financing required for the construction and opening of our remaining planned projects on suitable terms, if at all.
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
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees, customers could have a material adverse effect on our financial condition, results of operations or cash flows.
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
The anticipated costs and completion dates for our current projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have an adverse effect on our financial condition, results of operations or cash flows. The estimated costs to complete and open our remaining planned projects are currently not determinable with certainty and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “— Risks Associated with Our International Operations — We are currently required to complete Sands Cotai Central by May 2014 and build and open The Parisian Macao by April 2016. If we are unable to meet the applicable deadlines and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.”
Because we are currently dependent primarily upon our properties in three markets for all of our cash flow, we are subject to greater risks than competitors with more operating properties or that operates in more markets.
We currently do not have material operations other than our Macao, Singapore and Las Vegas properties. As a result, we are primarily dependent upon these properties for all of our cash.
Given that our operations are currently conducted primarily at properties in Macao, Singapore and Las Vegas and that a large portion of our planned future development is in Macao, we will be subject to greater degrees of risk than competitors with more operating properties or that operates in more markets. The risks to which we will have a greater degree of exposure include the following:

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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. The loss of Mr. Adelson’s services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business. Mr. Adelson’s employment agreement is scheduled to expire in December 2014 and is subject to extensions.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (collectively our “Principal Stockholder’s family”) beneficially own approximately 53% of our outstanding common stock as of December 31, 2013. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may differ from your interests.
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
During the year ended December 31, 2013, approximately 27.9%, 29.3% and 74.2% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property is primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions around the world, including jurisdictions our gaming customers may come from, may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding on the courts of many foreign nations.

Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If the winnings of our gaming customers exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face the risk of fraud and cheating.
Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.
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
So called “Acts of God,” such as typhoons, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious diseases, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. Any of these events also may disrupt our ability to staff our business adequately, could generally disrupt our operations and could have a material adverse effect on our financial condition, results of operations or cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our failure to maintain the integrity of our customer or company data could have a material adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
We face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer viruses, denial of service and other electronic security breaches.
Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third-parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation by private groups such as the payment card industry as well as domestic and foreign governmental authorities, including gaming authorities. Our systems may be unable to satisfy applicable regulations or employee and customer expectations.
In addition, we have experienced a sophisticated criminal cybersecurity attack in the past, including a recent breach of our information technology systems, referred to in “Item 3 — Legal Proceedings,” in which customer and company information was compromised and certain company data may have been destroyed, and we may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication. Our information systems and records, including those we maintain with our third-party service providers, may be subject to cybersecurity breaches, system failures, viruses, operator error or inadvertent releases of data.  Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.
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
Recently, the Macao Government approved smoking control legislation, which prohibited smoking in casinos starting on January 1, 2013. The legislation, however, permits casinos to maintain designated smoking areas of up to 50% of the areas opened to the public, which must have been created on or before January 1, 2013, and comply with the conditions set out in a Dispatch of the Chief Executive, which came into effect on November 1, 2012. The implementation of such legislation may deter potential gaming customers who are smokers from frequenting casinos in Macao, which could negatively impact our business, financial condition, results of operations or cash flows.
We are currently required to complete Sands Cotai Central by May 2014 and build and open The Parisian Macao by April 2016. If we are unable to meet the applicable deadlines and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.
We received land concessions from the Macao government covering parcels 1, 2, 3 and 5 and 6, the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located and The Parisian Macao (parcel 3) will be located. The land concession for Sands Cotai Central requires that the corresponding development be completed by May 2014 (48 months from the date the land concession became effective). The Macao government granted us two extensions of the development deadline under the land concession for The Parisian Macao. Under the terms of the land concession, we must complete The Parisian Macao by April 2016. See “— Risks Related to Our Business — Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing,” “— Risks Related to Our Business — There are significant risks associated with our ongoing and future construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macao and Singapore has certain political and economic risks, which may have an adverse effect on the financial condition, results of operations or cash flows of our Asian operations.” We have applied for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Macao government has the right to unilaterally terminate our respective land concessions for Sands Cotai Central or The Parisian Macao. A loss of the land concession would prohibit us from operating any properties developed under the land concession for Sands Cotai Central or The Parisian Macao. As a result, we could record a charge for all or some portion of our $4.15 billion and $376.0 million in capitalized costs and land premiums (net of amortization), as of December 31, 2013, for Sands Cotai Central or The Parisian Macao, respectively.
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
Our VIP and mass market gaming customers typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming customers come to our casinos from mainland China. Any slowdown in economic growth or changes of China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing and able to spend while at our properties.
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
The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. Our Macao operations will also compete to some extent with casinos located elsewhere in Asia, including Singapore, Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Japan, Korea, Taiwan and Thailand.
The proliferation of gaming venues, especially in Southeast Asia, could have a significant and adverse effect on our financial condition, results of operations or cash flows.
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
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled employees at our properties. In addition, the Macao government requires that we only hire Macao residents as dealers in our casinos. There is significant competition in Macao and Singapore for employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as we open the remaining phase of Sands Cotai Central and The Parisian Macao, and as other competitors expand their operations. There can be no assurance that a sufficient number of construction labor and skilled employees will be available or that we will be successful in training, retaining and motivating current or future employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macao and Singapore could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
If junket operators attempt to negotiate changes to our operational agreements, including higher commissions, it could result in higher costs for us, loss of business to a competitor or loss of relationships with junket operators, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
On July 21, 2005, the People’s Bank of China announced that the renminbi will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. The Macao pataca is pegged to the Hong Kong dollar. Certain Asian countries have publicly asserted their desire to eliminate the peg of the Hong Kong dollar to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar and the Macao pataca will continue to be pegged to the U.S. dollar or that the current peg rate for these currencies will remain at the same level. The floating of the renminbi and possible changes to the peg of the Hong Kong dollar may result in severe fluctuations in the exchange rate for these currencies. Any change in such exchange rates could have a material adverse effect on our operations and on our ability to make payments on certain of our debt instruments. We do not currently hedge for foreign currency risk; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.

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
Part of our business strategy in Macao and Singapore relies upon our ability to profitably operate, sell and/or grant rights of use over certain of our real estate assets once developed, including retail malls and apart-hotels. Our ability to monetize these assets will be subject to market conditions, applicable legislation, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, it may have an adverse effect on our financial condition, results of operations or cash flows.
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
Macao is in the process of expanding its transportation infrastructure to service the increased number of visitors to Macao. If the planned expansions of transportation facilities to and from Macao are delayed or not completed, and Macao’s transportation infrastructure is insufficient to meet the demands of an increased volume of visitors to Macao, the desirability of Macao as a business and leisure tourism destination, as well as the results of operations of our Macao properties, could be negatively impacted.
We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires at the end of 2018. The agreement with the Macao government that provided for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML’s shareholders on dividends distributed from our Macao gaming operations expired at the end of 2013.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games. This exemption does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through the end of 2018. Additionally, we entered into an agreement with the Macao government in February 2011, effective through the end of 2013 that provides for an annual payment that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. During November 2013, VML requested an additional agreement with the Macao government through 2018 to correspond to the income tax exemption for gaming operations; however, there is no assurance that the agreement will be granted, which could have a significant impact on our tax obligation in Macao and a material adverse effect on our financial condition or cash flows.
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
Certain states within the U.S. have also legalized, and others in the future may legalize, online gaming. There are a number of established, well capitalized companies producing and operating online gaming offerings that compete with us. Online gaming is a new and evolving industry and is potentially subject to significant future development, including legal and regulatory development.
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

If GGP (or any future owner of the Grand Canal Shoppes) breaches any of its material agreements with us or if we are unable to maintain an acceptable working relationship with GGP (or any future owner), there could be a material adverse effect on our financial condition, results of operations or cash flows.
We have entered into agreements with GGP under which, among other things, GGP has agreed to operate the Grand Canal Shoppes subject to, and in accordance with, the cooperation agreement. Our agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations or cash flows if we do not maintain an acceptable working relationship with GGP or its successors. For example, the cooperation agreement that governs the relationships between the Grand Canal Shoppes and The Palazzo and The Venetian Las Vegas requires that the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.

There could be similar material adverse consequences to us if GGP breaches any of its agreements with us, such as its agreement under the cooperation agreement to operate the Grand Canal Shoppes consistent with the standards of first-class restaurant and retail complexes and the overall Venetian theme in the section formerly referred to as The Grand Canal Shoppes, and its various obligations as our landlord under the leases described above. Although our agreements with GGP provide us with various remedies in the event of any breaches by GGP and include various dispute resolution procedures and mechanisms, these remedies, procedures and mechanisms may be inadequate to prevent a material adverse effect on our financial condition, results of operations or cash flows if breaches by GGP occur or if we do not maintain an acceptable working relationship with GGP.

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
Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014 (48 months from the date the land concession became effective). The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. We have applied for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $4.15 billion or $376.0 million in capitalized construction costs, as of December 31, 2013, related to Sands Cotai Central or The Parisian Macao, respectively.
Under the Development Agreement with the STB, we paid SGD 1.2 billion (approximately $946.1 million at exchange rates in effect on December 31, 2013) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located plus an additional SGD 105.6 million (approximately $83.3 million at exchange rates in effect on December 31, 2013) for various taxes and other fees.
We own an approximately 63-acre parcel of land on which our Las Vegas Operating Properties are located and an approximately 19-acre parcel of land located to the east of the 63-acre parcel. We own these parcels of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances. LVSLLC’s credit facility, subject to certain exceptions, is collateralized by a first priority security interest (subject to permitted liens) in substantially all of LVSLLC’s property.
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

PART II

ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated:

	High	Low
2012
First Quarter	$59.85	$41.77
Second Quarter	$62.09	$41.28
Third Quarter	$47.59	$34.72
Fourth Quarter	$48.10	$40.28
2013
First Quarter	$56.83	$47.99
Second Quarter	$60.54	$47.95
Third Quarter	$67.35	$50.67
Fourth Quarter	$79.25	$63.49
2014
First Quarter (through February 27, 2014)	$85.86	$69.15
As of February 27, 2014, there were 812,566,265 shares of our common stock outstanding that were held by 457 stockholders of record.
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
Common Stock Dividends
On March 29, June 28, September 27 and December 31, 2013, we paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the year ended December 31, 2013, we recorded $1.15 billion as a distribution against retained earnings (of which $604.2 million related to our Principal Stockholder’s family and the remaining $548.9 million related to all other stockholders).
On March 30, June 29, September 28 and December 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. On December 18, 2012, we paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, we recorded $3.09 billion as a distribution against retained earnings (of which $1.62 billion related to our Principal Stockholder’s family and the remaining $1.47 billion related to all other stockholders).
On January 28, 2014, our Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $409 million) to be paid on March 31, 2014, to shareholders of record on March 21, 2014. We expect this level of dividend to continue quarterly through the remainder of 2014. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
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
Purchases of Equity Securities by the Issuer
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
October 1, 2013 - October 31, 2013	1,052,928	$71.16	1,052,928	$1,578,899
November 1, 2013 - November 30, 2013	1,059,298	$70.47	1,059,298	$1,504,246
December 1, 2013 - December 31, 2013	978,454	$76.28	978,454	$1,429,609

(1)	Calculated excluding commissions.

(2)
On June 5, 2013, the Company announced a stock repurchase program pursuant to which the Company has been authorized to repurchase up to $2.0 billion of its outstanding common stock. As of December 31, 2013, approximately $1.43 billion of shares remained available for repurchase. The stock repurchase program will expire on June 5, 2015. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2013. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Las Vegas Sands Corp.	$100.00	$251.94	$774.87	$720.57	$844.54	$1,475.98
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Dow Jones US Gambling Index	$100.00	$155.72	$269.58	$250.58	$276.93	$475.61
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

	Year Ended December 31,
	2013(1)(2)(3)	2012(4)(5)(6)	2011(7)	2010(8)	2009(9)(10)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$14,494,436	$11,684,669	$9,862,334	$7,317,937	$4,929,444
Less — promotional allowances	(724,551)	(553,537)	(451,589)	(464,755)	(366,339)
Net revenues	13,769,885	11,131,132	9,410,745	6,853,182	4,563,105
Operating expenses	10,361,642	8,819,750	7,020,858	5,672,596	4,591,845
Operating income (loss)	3,408,243	2,311,382	2,389,887	1,180,586	(28,740)
Interest expense, net	(254,874)	(235,312)	(268,555)	(297,866)	(310,748)
Other income (expense)	4,321	5,740	(3,955)	(8,260)	(9,891)
Loss on modification or early retirement of debt	(14,178)	(19,234)	(22,554)	(18,555)	(23,248)
Income (loss) before income taxes	3,143,512	2,062,576	2,094,823	855,905	(372,627)
Income tax benefit (expense)	(188,836)	(180,763)	(211,704)	(74,302)	3,884
Net income (loss)	2,954,676	1,881,813	1,883,119	781,603	(368,743)
Net (income) loss attributable to noncontrolling interests	(648,679)	(357,720)	(322,996)	(182,209)	14,264
Net income (loss) attributable to Las Vegas Sands Corp.	2,305,997	1,524,093	1,560,123	599,394	(354,479)
Preferred stock dividends	—	—	(63,924)	(92,807)	(93,026)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	(80,975)	(92,545)	(92,545)
Preferred stock inducement, repurchase and redemption premiums	—	—	(145,716)	(6,579)	—
Net income (loss) attributable to common stockholders	$2,305,997	$1,524,093	$1,269,508	$407,463	$(540,050)
Per share data:
Basic earnings (loss) per share	$2.80	$1.89	$1.74	$0.61	$(0.82)
Diluted earnings (loss) per share	$2.79	$1.85	$1.56	$0.51	$(0.82)
Cash dividends declared per common share	$1.40	$3.75	$—	$—	$—
OTHER DATA
Capital expenditures	$898,111	$1,449,234	$1,508,493	$2,023,981	$2,092,896

	December 31,
	2013(2)	2012(6)	2011(7)	2010	2009
	(In thousands)
BALANCE SHEET DATA
Total assets	$22,724,264	$22,163,652	$22,244,123	$21,044,308	$20,572,106
Long-term debt	$9,382,752	$10,132,265	$9,577,131	$9,373,755	$10,852,147
Preferred stock issued to Principal Stockholder’s family	$—	$—	$—	$503,379	$410,834
Total Las Vegas Sands Corp. stockholders’ equity	$7,665,494	$7,061,842	$7,850,689	$6,662,991	$5,850,699
_________________________

(1)	The second Sheraton tower of Sands Cotai Central opened in January 2013.

(2)	On March 29, June 28, September 27 and December 31, 2013, we paid a dividend of $0.35 per common share as part of a regular cash dividend program.

(3)	During the year ended December 31, 2013, we recorded a legal settlement expense of $47.4 million.

(4)	The Conrad and Holiday Inn tower and the first Sheraton tower of Sands Cotai Central opened in April and September 2012, respectively.

(5)
During the year ended December 31, 2012, we recorded an impairment loss of $143.7 million, consisting primarily of a $100.7 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.

(6)
On March 30, June 29, September 28 and December 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program. Additionally, on December 18, 2012, we paid a special cash dividend of $2.75 per common share.

(7)
During the year ended December 31, 2011, we repurchased, redeemed or induced holders to redeem all outstanding preferred stock, which resulted in a charge to retained earnings of $145.7 million and is also included in the calculation of net income attributable to common stockholders.

(8)	Marina Bay Sands partially opened on April 27, 2010.

(9)	Sands Bethlehem partially opened on May 22, 2009.

(10)
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
Operations
We view each of our casino properties as an operating segment. Our Macao operating segments consist of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties. Approximately 85.3% and 83.2% of the gross revenue at The Venetian Macao for years ended December 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources. Approximately 85.7% and 86.6% of the gross revenue at Sands Cotai Central for the period ended December 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations. Approximately 82.8% and 86.5% of the gross revenue at the Four Seasons Macao for the years ended December 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from mall and room operations. Approximately 94.2% and 94.5% of the gross revenue at the Sands Macao for the years ended December 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Our Singapore operating segment consists of the Marina Bay Sands. Approximately 74.6% and 74.4% of the gross revenue at the Marina Bay Sands for the years ended December 31, 2013 and 2012, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
Our operating segments in the U.S. consist of The Venetian Las Vegas, The Palazzo and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. Approximately 63.8% and 65.2% of the gross revenue at our Las Vegas Operating Properties for the years ended December 31, 2013 and 2012, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods. Approximately 88.5% of the gross revenue at Sands Bethlehem for the years ended December 31, 2013 and 2012, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.

Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
	2013	Percent Change	2012	Percent Change	2011
	(Dollars in thousands)
Net revenues	$13,769,885	23.7%	$11,131,132	18.3%	$9,410,745
Operating expenses	10,361,642	17.5%	8,819,750	25.6%	7,020,858
Operating income	3,408,243	47.5%	2,311,382	(3.3)%	2,389,887
Income before income taxes	3,143,512	52.4%	2,062,576	(1.5)%	2,094,823
Net income	2,954,676	57.0%	1,881,813	(0.1)%	1,883,119
Net income attributable to Las Vegas Sands Corp.	2,305,997	51.3%	1,524,093	(2.3)%	1,560,123

	Percent of Net Revenues Year Ended December 31,
	2013	2012	2011
Operating expenses	75.2%	79.2%	74.6%
Operating income	24.8%	20.8%	25.4%
Income before income taxes	22.8%	18.5%	22.3%
Net income	21.5%	16.9%	20.0%
Net income attributable to Las Vegas Sands Corp.	16.7%	13.7%	16.6%
Our historical financial results will not be indicative of our future results as we continue to develop and open new properties, including The Parisian Macao and the remaining phase of Sands Cotai Central.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0%. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 27.9% and 29.3%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2013.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 20% to 22% at our Las Vegas Operating Properties and 14% to 16% at Sands Bethlehem. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 74.2% of our table games play at our Las Vegas Operating Properties, for the year ended

December 31, 2013, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$11,386,917	$9,008,158	26.4%
Rooms	1,380,681	1,154,024	19.6%
Food and beverage	730,259	628,528	16.2%
Mall	481,400	396,927	21.3%
Convention, retail and other	515,179	497,032	3.7%
	14,494,436	11,684,669	24.0%
Less — promotional allowances	(724,551)	(553,537)	(30.9)%
Total net revenues	$13,769,885	$11,131,132	23.7%
Consolidated net revenues were $13.77 billion for the year ended December 31, 2013, an increase of $2.64 billion compared to $11.13 billion for the year ended December 31, 2012. The increase in net revenues was driven by an increase of $1.65 billion at Sands Cotai Central due to its progressive opening that commenced in April 2012, and an increase of $813.3 million at The Venetian Macao, primarily due to increased casino revenues.

Casino revenues increased $2.38 billion compared to the year ended December 31, 2012. The increase is primarily attributable to an increase of $1.47 billion at Sands Cotai Central, due to its progressive opening, and a $786.5 million increase at The Venetian Macao, driven by an increase in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$3,415,327	$2,628,868	29.9%
Non-Rolling Chip drop	$7,201,033	$4,482,318	60.7%
Non-Rolling Chip win percentage	26.8%	0.3%	26.5	pts
Rolling Chip volume	$54,420,394	$48,825,435	11.46%
Rolling Chip win percentage	3.32%	3.05%	0.27	pts
Slot handle	$4,781,911	$4,946,114	(3.3)%
Slot hold percentage	5.5%	5.3%	0.2	pts
Sands Cotai Central
Total casino revenues	$2,432,952	$960,286	153.4%
Non-Rolling Chip drop	$5,373,622	$1,863,923	188.3%
Non-Rolling Chip win percentage	22.5%	20.8%	1.7	pts
Rolling Chip volume	$61,073,743	$26,046,168	134.5%
Rolling Chip win percentage	2.66%	2.83%	(0.17)	pts
Slot handle	$5,686,446	$2,939,426	93.5%
Slot hold percentage	3.9%	3.5%	0.4	pts
Four Seasons Macao
Total casino revenues	$922,743	$977,616	(5.6)%
Non-Rolling Chip drop	$899,627	$433,264	107.6%
Non-Rolling Chip win percentage	27.5%	40.8%	(13.3)	pts
Rolling Chip volume	$39,280,485	$41,604,458	(5.6)%
Rolling Chip win percentage	2.46%	2.79%	(0.33)	pts
Slot handle	$900,836	$962,540	(6.4)%
Slot hold percentage	5.5%	5.3%	0.2	pts
Sands Macao
Total casino revenues	$1,206,462	$1,219,400	(1.1)%
Non-Rolling Chip drop	$3,488,891	$2,872,468	21.5%
Non-Rolling Chip win percentage	19.8%	21.0%	(1.2)	pts
Rolling Chip volume	$23,242,588	$25,184,583	(7.7)%
Rolling Chip win percentage	2.77%	3.14%	(0.37)	pts
Slot handle	$2,699,247	$2,476,673	9.0%
Slot hold percentage	3.9%	4.3%	(0.4)	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,363,140	$2,271,869	4.0%
Non-Rolling Chip drop	$4,650,105	$4,612,227	0.8%
Non-Rolling Chip win percentage	23.7%	23.1%	0.6	pts
Rolling Chip volume	$60,095,322	$52,568,238	14.3%
Rolling Chip win percentage	2.46%	2.47%	(0.01)	pts
Slot handle	$11,118,021	$10,793,348	3.0%
Slot hold percentage	5.1%	5.3%	(0.2)	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$584,372	$512,647	14.0%
Table games drop	$2,251,734	$2,084,490	8.0%
Table games win percentage	23.3%	21.1%	2.2	pts
Slot handle	$2,024,147	$1,944,618	4.1%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$461,921	$437,472	5.6%
Table games drop	$1,024,021	$885,359	15.7%
Table games win percentage	16.1%	15.3%	0.8	pts
Slot handle	$4,129,171	$4,029,326	2.5%
Slot hold percentage	7.0%	7.2%	(0.2)	pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $226.7 million compared to the year ended December 31, 2012. The increase is attributable to an increase of $153.0 million at Sands Cotai Central, due to its progressive opening, an increase of $34.8 million at Marina Bay Sands, driven by an increase in average daily room rates, and an increase of $26.3 million at our Las Vegas Operating Properties, driven by an increase in occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2013	2012	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$230,822	$224,177	3.0%
Occupancy rate	91.3%	91.9%	(0.6)	pts
Average daily room rate	$243	$237	2.5%
Revenue per available room	$222	$218	1.8%
Sands Cotai Central
Total room revenues	$236,819	$83,833	182.5%
Occupancy rate	78.5%	83.4%	(4.9)	pts
Average daily room rate	$155	$155	—%
Revenue per available room	$121	$129	(6.2)%
Four Seasons Macao
Total room revenues	$43,626	$39,813	9.6%
Occupancy rate	85.3%	80.1%	5.2	pts
Average daily room rate	$373	$362	3.0%
Revenue per available room	$318	$290	9.7%
Sands Macao
Total room revenues	$25,150	$24,441	2.9%
Occupancy rate	96.1%	95.3%	0.8	pts
Average daily room rate	$252	$245	2.9%
Revenue per available room	$242	$234	3.4%
Singapore Operations:
Marina Bay Sands
Total room revenues	$360,264	$325,470	10.7%
Occupancy rate	98.6%	98.9%	(0.3)	pts
Average daily room rate	$396	$355	11.5%
Revenue per available room	$390	$351	11.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$472,518	$446,241	5.9%
Occupancy rate	89.6%	86.1%	3.5	pts
Average daily room rate	$205	$203	1.0%
Revenue per available room	$184	$175	5.1%
Sands Bethlehem
Total room revenues	$11,482	$10,049	14.3%
Occupancy rate	73.6%	65.1%	8.5	pts
Average daily room rate	$142	$140	1.4%
Revenue per available room	$104	$91	14.3%
Food and beverage revenues increased $101.7 million compared to the year ended December 31, 2012. The increase was primarily attributable to a $62.3 million increase at Sands Cotai Central, due to its progressive opening, as well as a $26.3 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $84.5 million compared to the year ended December 31, 2012. The increase was primarily due to an $85.3 million increase at our Macao operating properties, driven by an increase in base rents as well as the progressive opening of Sands Cotai Central. For further information related to the financial performance of our malls, see"— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2013	2012	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$169,151	$139,522	21.2%
Mall gross leasable area (in square feet)	755,452	805,976	(6.3)%
Occupancy	95.5%	92.3%	3.2	pts
Base rent per square foot	$179	$147	21.8%
Tenant sales per square foot	$1,522	$1,214	25.4%
Shoppes at Cotai Central(1)
Total mall revenues	$42,116	$16,074	162.0%
Mall gross leasable area (in square feet)	210,143	210,143	—%
Occupancy	100.0%	100.0%	—	pts
Base rent per square foot	$120	$112	7.1%
Tenant sales per square foot	$1,277	$—	—%
Shoppes at Four Seasons(2)
Total mall revenues	$113,121	$83,477	35.5%
Mall gross leasable area (in square feet)	241,895	239,718	0.9%
Occupancy	87.7%	92.1%	(4.4)	pts
Base rent per square foot	$348	$150	132.0%
Tenant sales per square foot	$4,726	$4,356	8.5%
Singapore Operations:
The Shoppes at Marina Bay Sands(3)
Total mall revenues	$153,840	$156,319	(1.6)%
Mall gross leasable area (in square feet)	642,241	637,980	0.7%
Occupancy	90.7%	96.0%	(5.3)	pts
Base rent per square foot	$217	$215	0.9%
Tenant sales per square foot	$1,528	$1,393	9.7%
U.S. Operations:
The Outlets at Sands Bethlehem(4)
Total mall revenues	$3,172	$1,535	106.6%
Mall gross leasable area (in square feet)	134,830	129,216	4.3%
Occupancy	93.6%	71.3%	22.3	pts
Base rent per square foot	$23	$—	—%
Tenant sales per square foot	$431	$—	—%
_________________________

(1)	The first and second phases of the Shoppes at Cotai Central opened in April and September 2012, respectively.

(2)
Beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(3)
The decrease in occupancy at The Shoppes at Marina Bay Sands is due to an ongoing repositioning of the mall that will bring in several new and expand many key luxury tenants. Approximately 37,000 square feet of gross leasable area is currently undergoing new fit-out or development and is not considered occupied as of December 31, 2013.

(4)
A progressive opening of The Outlets at Sands Bethlehem began in November 2011. Base rent per square foot and tenant sales per square foot for the year ended December 31, 2012, are excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2013	2012	Percent Change
	(Dollars in thousands)
Casino	$6,483,718	$5,128,036	26.4%
Rooms	271,942	237,303	14.6%
Food and beverage	369,570	331,210	11.6%
Mall	73,358	68,763	6.7%
Convention, retail and other	317,869	304,263	4.5%
Provision for doubtful accounts	237,786	239,332	(0.6)%
General and administrative	1,329,740	1,061,935	25.2%
Corporate	189,535	207,030	(8.5)%
Pre-opening	13,339	143,795	(90.7)%
Development	15,809	19,958	(20.8)%
Depreciation and amortization	1,007,468	892,046	12.9%
Amortization of leasehold interests in land	40,352	40,165	0.5%
Impairment loss	—	143,674	(100.0)%
Loss on disposal of assets	11,156	2,240	398.0%
Total operating expenses	$10,361,642	$8,819,750	17.5%
Operating expenses were $10.36 billion for the year ended December 31, 2013, an increase of $1.54 billion compared to $8.82 billion for the year ended December 31, 2012. The increase in operating expenses was primarily attributable to the progressive opening of Sands Cotai Central that commenced in April 2012.
Casino expenses increased $1.36 billion compared to the year ended December 31, 2012. Of the increase, $986.8 million was attributable to the 39% gross win tax on increased casino revenue across all of our Macao properties, as well as $211.5 million of additional casino expenses attributable to Sands Cotai Central.
Rooms and food and beverage expenses increased $34.6 million and $38.4 million, respectively, compared to the year ended December 31, 2012. These increases were driven by the associated increases in the related revenues described above.
The provision for doubtful accounts was $237.8 million for the year ended December 31, 2013, compared to $239.3 million for the year ended December 31, 2012. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $267.8 million compared to the year ended December 31, 2012. The increase was primarily attributable to a $122.2 million increase at Sands Cotai Central, a $72.7 million increase at our Las Vegas Operating Properties, driven by a $47.4 million legal settlement expense (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation”), as well as a $63.9 million increase at The Venetian Macao, driven by an increase in advertising expense.
Corporate expense decreased $17.5 million compared to the year ended December 31, 2012, driven by a decrease in legal fees.
Pre-opening expenses were $13.3 million for the year ended December 31, 2013, compared to $143.8 million for the year ended December 31, 2012. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the years ended December 31, 2013 and 2012, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $115.4 million compared to the year ended December 31, 2012. The increase was primarily attributable to a $146.6 million increase at Sands Cotai Central, partially offset by decreases at our Las Vegas Operating Properties and other Macao operating properties due to certain assets being fully depreciated.
The impairment loss of $143.7 million for the year ended December 31, 2012, consisted primarily of a $100.7 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.

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

	Year Ended December 31,
	2013	2012	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,499,937	$1,143,245	31.2%
Sands Cotai Central	739,723	213,476	246.5%
Four Seasons Macao	305,040	288,170	5.9%
Sands Macao	362,858	350,639	3.5%
Other Asia	(3,855)	(15,950)	75.8%
	2,903,703	1,979,580	46.7%
Marina Bay Sands	1,384,576	1,366,245	1.3%
United States:
Las Vegas Operating Properties	351,739	331,182	6.2%
Sands Bethlehem	123,337	114,055	8.1%
	475,076	445,237	6.7%
Total adjusted property EBITDA	$4,763,355	$3,791,062	25.6%
Adjusted property EBITDA at our Macao operations increased $924.1 million compared to the year ended December 31, 2012. The increase was primarily attributable to an increase of $526.2 million at Sands Cotai Central, due to its progressive opening that commenced in April 2012, as well as an increase of $356.7 million at The Venetian Macao, driven by an increase in casino activity.
Adjusted property EBITDA at Marina Bay Sands increased $18.3 million compared to the year ended December 31, 2012. The increase was primarily attributable to a $82.2 million increase in net revenues driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $20.6 million compared to the year ended December 31, 2012. Net revenues increased $123.2 million (excluding intersegment royalty revenue), but was offset by increases in the associated operating expenses.
Adjusted property EBITDA at Sands Bethlehem increased $9.3 million compared to the year ended December 31, 2012. The increase was primarily attributable to a $26.3 million increase in net revenues, driven by an increase in casino activity, partially offset by increases in the associated operating expenses.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$260,704	$292,790
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15,168	15,123
Less — capitalized interest	(4,661)	(49,349)
Interest expense, net	$271,211	$258,564
Cash paid for interest	$212,903	$258,440
Weighted average total debt balance	$9,788,457	$9,772,201
Weighted average interest rate	2.7%	3.0%

Interest cost decreased $32.1 million compared to the year ended December 31, 2012, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $44.7 million compared to the year ended December 31, 2012, primarily due to the completion of the Conrad and Holiday Inn tower and the first and second Sheraton towers of Sands Cotai Central in April and September 2012 and January 2013, respectively.
Other Factors Effecting Earnings
Other income was $4.3 million for the year ended December 31, 2013, compared to $5.7 million for the year ended December 31, 2012. The income during the year ended December 31, 2013, was primarily attributable to foreign exchange gains.
The loss on modification or early retirement of debt of $14.2 million for the year ended December 31, 2013, related to the the refinancing of our U.S. credit facility in December 2013 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Senior Secured Credit Facility”).
Our effective income tax rate was 6.0% for the year ended December 31, 2013, compared to 8.8% for the year ended December 31, 2012. The effective income tax rate for the years ended December 31, 2013 and 2012, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on profits generated by our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $648.7 million for the year ended December 31, 2013, compared to $357.7 million for the year ended December 31, 2012. These amounts are primarily related to the noncontrolling interest of SCL.
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

	Year Ended December 31,
	2012	2011	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,628,868	$2,430,144	8.2%
Non-Rolling Chip drop	$4,482,318	$4,178,865	7.3%
Non-Rolling Chip win percentage	30.6%	27.3%	3.3	pts
Rolling Chip volume	$48,825,435	$52,016,771	(6.1)%
Rolling Chip win percentage	3.05%	2.95%	0.10	pts
Slot handle	$4,946,114	$3,564,612	38.8%
Slot hold percentage	5.3%	6.4%	(1.1)	pts
Sands Cotai Central
Total casino revenues	$960,286	$—	—%
Non-Rolling Chip drop	$1,863,923	$—	—%
Non-Rolling Chip win percentage	20.8%	—	—	pts
Rolling Chip volume	$26,046,168	$—	—%
Rolling Chip win percentage	2.83%	—	—	pts
Slot handle	$2,939,426	$—	—%
Slot hold percentage	3.5%	—	—	pts
Four Seasons Macao
Total casino revenues	$977,616	$583,476	67.6%
Non-Rolling Chip drop	$433,264	$388,290	11.6%
Non-Rolling Chip win percentage	40.8%	40.3%	0.5	pts
Rolling Chip volume	$41,604,458	$18,983,716	119.2%
Rolling Chip win percentage	2.79%	2.88%	(0.09)	pts
Slot handle	$962,540	$833,525	15.5%
Slot hold percentage	5.3%	5.7%	(0.4)	pts
Sands Macao
Total casino revenues	$1,219,400	$1,251,084	(2.5)%
Non-Rolling Chip drop	$2,872,468	$2,811,966	2.2%
Non-Rolling Chip win percentage	21.0%	20.5%	0.5	pts
Rolling Chip volume	$25,184,583	$31,537,280	(20.1)%
Rolling Chip win percentage	3.14%	2.79%	0.35	pts
Slot handle	$2,476,673	$2,055,911	20.5%
Slot hold percentage	4.3%	5.5%	(1.2)	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,271,869	$2,364,922	(3.9)%
Non-Rolling Chip drop	$4,612,227	$4,445,232	3.8%
Non-Rolling Chip win percentage	23.1%	23.0%	0.1	pts
Rolling Chip volume	$52,568,238	$49,843,694	5.5%
Rolling Chip win percentage	2.47%	2.88%	(0.41)	pts
Slot handle	$10,793,348	$9,959,670	8.4%
Slot hold percentage	5.3%	5.3%	—	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$512,647	$430,758	19.0%
Table games drop	$2,084,490	$1,967,258	6.0%
Table games win percentage	21.1%	17.9%	3.2	pts
Slot handle	$1,944,618	$1,829,923	6.3%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Bethlehem
Total casino revenues	$437,472	$376,618	16.2%
Table games drop	$885,359	$653,203	35.5%
Table games win percentage	15.3%	14.8%	0.5	pts
Slot handle	$4,029,326	$3,773,734	6.8%
Slot hold percentage	7.2%	7.2%	—	pts

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

	Year Ended December 31,
	2012	2011	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$224,177	$220,116	1.8%
Occupancy rate	91.9%	91.4%	0.5	pts
Average daily room rate	$237	$232	2.2%
Revenue per available room	$218	$212	2.8%
Sands Cotai Central
Total room revenues	$83,833	$—	—%
Occupancy rate	83.4%	—	—	pts
Average daily room rate	$155	$—	—%
Revenue per available room	$129	$—	—%
Four Seasons Macao
Total room revenues	$39,813	$32,233	23.5%
Occupancy rate	80.1%	69.9%	10.2	pts
Average daily room rate	$362	$334	8.4%
Revenue per available room	$290	$234	23.9%
Sands Macao
Total room revenues	$24,441	$23,820	2.6%
Occupancy rate	95.3%	90.5%	4.8	pts
Average daily room rate	$245	$251	(2.4)%
Revenue per available room	$234	$227	3.1%
Singapore Operations:
Marina Bay Sands
Total room revenues	$325,470	$268,480	21.2%
Occupancy rate	98.9%	93.6%	5.3	pts
Average daily room rate	$355	$311	14.1%
Revenue per available room	$351	$291	20.6%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$446,241	$450,487	(0.9)%
Occupancy rate	86.1%	88.6%	(2.5)	pts
Average daily room rate	$203	$199	2.0%
Revenue per available room	$175	$177	(1.1)%
Sands Bethlehem
Total room revenues	$10,049	$4,899	105.1%
Occupancy rate	65.1%	50.5%	14.6	pts
Average daily room rate	$140	$162	(13.6)%
Revenue per available room	$91	$82	11.0%
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

	Year Ended December 31,
	2012	2011	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$139,522	$121,191	15.1%
Mall gross leasable area (in square feet)	805,976	817,251	(1.4)%
Occupancy	92.3%	90.0%	2.3	pts
Base rent per square foot	$147	$131	12.2%
Tenant sales per square foot	$1,214	$1,087	11.7%
Shoppes at Cotai Central(1)
Total mall revenues	$16,074	$—	—%
Mall gross leasable area (in square feet)	210,143	—	—%
Occupancy	100.0%	—	—	pts
Base rent per square foot	$112	$—	—%
Shoppes at Four Seasons(2)
Total mall revenues	$83,477	$65,973	26.5%
Mall gross leasable area (in square feet)	239,718	189,170	26.7%
Occupancy	92.1%	92.3%	(0.2)	pts
Base rent per square foot	$150	$148	1.4%
Tenant sales per square foot	$4,356	$3,386	28.6%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$156,319	$137,765	13.5%
Mall gross leasable area (in square feet)	637,980	629,428	1.4%
Occupancy	96.0%	95.3%	0.7	pts
Base rent per square foot	$215	$186	15.6%
Tenant sales per square foot	$1,393	$1,231	13.2%
U.S. Operations:
The Outlets at Sands Bethlehem(3)
Total mall revenues	$1,535	$194	691.2%
Mall gross leasable area (in square feet)	129,216	129,216	—%
Occupancy	71.3%	24.1%	47.2	pts
_________________________

(1)	The first and second phases of the Shoppes at Cotai Central opened in April and September 2012, respectively.

(2)	In November 2012, the Shoppes at Four Seasons expanded the duty-free luxury shops, resulting in an additional 51,000 square feet of gross leasable space.

(3)	Base rent per square foot and tenant sales per square foot are excluded from the table as a progressive opening of The Outlets at Sands Bethlehem began in November 2011.
Convention, retail and other revenues decreased $4.3 million compared to the year ended December 31, 2011. The decrease was primarily due to a $15.4 million decrease at Marina Bay Sands, driven by a decrease in entertainment revenue primarily due to the closing of a show at the property, partially offset by $8.7 million of revenues at Sands Cotai Central.

Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Casino	$5,128,036	$4,007,887	27.9%
Rooms	237,303	210,052	13.0%
Food and beverage	331,210	307,446	7.7%
Mall	68,763	59,183	16.2%
Convention, retail and other	304,263	338,109	(10.0)%
Provision for doubtful accounts	239,332	150,456	59.1%
General and administrative	1,061,935	836,924	26.9%
Corporate	207,030	185,694	11.5%
Pre-opening	143,795	65,825	118.5%
Development	19,958	11,309	76.5%
Depreciation and amortization	892,046	794,404	12.3%
Amortization of leasehold interests in land	40,165	43,366	(7.4)%
Impairment loss	143,674	—	—
Loss on disposal of assets	2,240	10,203	(78.0)%
Total operating expenses	$8,819,750	$7,020,858	25.6%
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
Corporate expense increased $21.3 million compared to the year ended December 31, 2011, driven by an increase in legal fees.
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
The impairment loss of $143.7 million for the year ended December 31, 2012, consisted primarily of a $100.7 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.
Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Year Ended December 31,
	2012	2011	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,143,245	$1,022,778	11.8%
Sands Cotai Central	213,476	—	—
Four Seasons Macao	288,170	217,923	32.2%
Sands Macao	350,639	351,877	(0.4)%
Other Asia	(15,950)	(15,143)	(5.3)%
	1,979,580	1,577,435	25.5%
Marina Bay Sands	1,366,245	1,530,623	(10.7)%
United States:
Las Vegas Operating Properties	331,182	333,295	(0.6)%
Sands Bethlehem	114,055	90,802	25.6%
	445,237	424,097	5.0%
Total adjusted property EBITDA	$3,791,062	$3,532,155	7.3%
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

Interest cost decreased $109.3 million compared to the year ended December 31, 2011, resulting primarily from a decrease in our weighted average interest rate. Capitalized interest decreased $77.8 million compared to the year ended December 31, 2011, primarily due to the completion of the Conrad and Holiday Inn tower and the first Sheraton tower of Sands Cotai Central in April and September 2012, respectively.
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
Our effective income tax rate was 8.8% for the year ended December 31, 2012, compared to 10.1% for the year ended December 31, 2011. The effective income tax rate for the years ended December 31, 2012 and 2011, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on profits generated by our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $357.7 million for the year ended December 31, 2012, compared to $323.0 million for the year ended December 31, 2011. These amounts are primarily related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the year ended December 31, 2013
Mall revenues:
Minimum rents(3)	$104,080	$47,913	$23,030	$106,318	$1,268	$282,609
Overage rents	39,615	58,246	11,584	16,584	1,904	127,933
CAM, levies and management fees	25,456	6,962	7,502	30,938	—	70,858
Total mall revenues	169,151	113,121	42,116	153,840	3,172	481,400

Mall operating expenses
Common area maintenance	16,894	5,466	5,577	25,370	1,320	54,627
Management fees and other direct operating expenses	6,975	1,607	1,275	8,083	791	18,731
Mall operating expenses	23,869	7,073	6,852	33,453	2,111	73,358
Property taxes(4)	1,486	—	—	7,123	1,093	9,702
Provision for (recovery of) doubtful accounts	(281)	226	(245)	(5)	—	(305)
Mall-related expenses(5)	25,074	7,299	6,607	40,571	3,204	82,755
For the year ended December 31, 2012
Mall revenues:
Minimum rents(3)	$81,906	$23,068	$10,770	$109,468	$800	$226,012
Overage rents	36,434	54,909	1,566	14,941	735	108,585
CAM, levies and management fees	21,182	5,500	3,738	31,910	—	62,330
Total mall revenues	139,522	83,477	16,074	156,319	1,535	396,927

Mall operating expenses
Common area maintenance	15,573	4,051	2,485	25,928	1,077	49,114
Management fees and other direct operating expenses	7,344	1,895	1,226	8,828	356	19,649
Mall operating expenses	22,917	5,946	3,711	34,756	1,433	68,763
Property taxes(4)	—	—	—	8,548	759	9,307
Provision for (recovery of) doubtful accounts	410	330	607	123	—	1,470
Mall-related expenses(5)	23,327	6,276	4,318	43,427	2,192	79,540
For the year ended December 31, 2011
Mall revenues:
Minimum rents(3)	$66,859	$17,847	$—	$108,705	$(592)	$192,819
Overage rents	32,959	42,737	—	7,788	786	84,270
CAM, levies and management fees	21,373	5,389	—	21,272	—	48,034
Total mall revenues	121,191	65,973	—	137,765	194	325,123

Mall operating expenses
Common area maintenance	18,263	3,927	—	17,662	171	40,023
Management fees and other direct operating expenses	7,194	2,468	—	9,308	190	19,160
Mall operating expenses	25,457	6,395	—	26,970	361	59,183
Property taxes(4)	—	—	—	5,411	112	5,523
Provision for (recovery of) doubtful accounts	13,504	828	—	185	—	14,517
Mall-related expenses(5)	38,961	7,223	—	32,566	473	79,223
____________________

(1)	The first and second phases of the Shoppes at Cotai Central opened in April and September 2012, respectively.

(2)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

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
In the tables above, we believe that taking total mall revenues less mall-related expenses provides an operating performance measure for our malls. Other mall operating companies may use different methodologies for deriving mall-related expenses. As such, this calculation may not be comparable to the NOI of other mall operating companies.

Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), hotel and shopping mall. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities and have capitalized costs of $376.0 million, including the land premium (net of amortization), as of December 31, 2013. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of December 31, 2013, we have capitalized an aggregate of $8.97 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concession for Sands Cotai Central, we are required to complete the development by May 2014. We have applied for an extension from the Macao government to complete Sands Cotai Central, as we will be unable to meet the May 2014 deadline. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. Should we determine that we are unable to complete The Parisian Macao by April 2016, we would then also expect to apply for an extension from the Macao government. If we are unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $4.15 billion or $376.0 million in capitalized construction costs and land premiums (net of amortization), as of December 31, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of December 31, 2013, we have capitalized construction costs of $178.6 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of December 31, 2013.
Other
We continue to aggressively pursue a variety of new development opportunities around the world.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash generated from operating activities	$4,439,412	$3,057,757	$2,662,496
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(382)	693	804,394
Capital expenditures	(898,111)	(1,449,234)	(1,508,493)
Proceeds from disposal of property and equipment	32,155	2,909	6,093
Acquisition of intangible assets	(45,871)	—	(100)
Net cash used in investing activities	(912,209)	(1,445,632)	(698,106)
Cash flows from financing activities:
Proceeds from exercise of stock options	69,596	46,240	25,505
Repurchase of common stock	(561,150)	—	—
Proceeds from exercise of warrants	350	528,908	12,512
Dividends paid	(1,564,049)	(3,442,312)	(75,297)
Distributions to noncontrolling interests	(11,858)	(10,466)	(10,388)
Deemed distribution to Principal Stockholder	—	(18,576)	—
Proceeds from long-term debt	3,183,107	4,351,486	3,201,535
Repayments of long-term debt	(3,513,032)	(4,399,698)	(3,300,310)
Repurchases and redemption of preferred stock	—	—	(845,321)
Payments of preferred stock inducement premium	—	—	(16,871)
Payments of deferred financing costs	(35,414)	(100,888)	(84,826)
Net cash used in financing activities	(2,432,450)	(3,045,306)	(1,093,461)
Effect of exchange rate on cash	(7,105)	43,229	(5,292)
Increase (decrease) in cash and cash equivalents	$1,087,648	$(1,389,952)	$865,637

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities increased $1.38 billion compared to the year ended December 31, 2012. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2013, totaled $898.1 million, including $614.4 million for construction and development activities in Macao, which consisted primarily of $262.5 million for Sands Cotai Central and $212.8 million for The Parisian Macao; $142.7 million in Singapore; $93.2 million at our Las Vegas Operating Properties; and $47.8 million for corporate and other activities. Additionally, during the year ended December 31, 2013, we paid SGD 57.0 million (approximately $44.9 million at exchange rates in effect on December 31, 2013) to renew our Singapore gaming license.
We are continuously evaluating our portfolio of assets, including evaluating strategic alternatives related to our Pennsylvania operations.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.43 billion for the year ended December 31, 2013, which was primarily attributable to $1.56 billion in dividend payments, $561.2 million in common stock repurchases and repayments of $430.5 million on our 2012 Singapore Credit Facility.
As of December 31, 2013, we had $1.54 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.
Capital Financing Overview
Through December 31, 2013, we have funded our development projects primarily through borrowings from our credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt”), operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility, which was amended in December 2013, requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio (the “EBITDA true-up”). Our Macao credit facility also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending December 31, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of December 31, 2013, our U.S., Macao and Singapore leverage ratios were 1.2x, 1.1x and 2.9x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $3.60 billion and restricted cash and cash equivalents of approximately $6.8 million as of December 31, 2013, of which approximately $3.18 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $3.18 billion, approximately $2.29 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the Company’s significant foreign taxes paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In November 2011, we completed the $3.7 billion 2011 VML Credit Facility, which was used to repay the outstanding indebtedness under the VML and VOL credit facilities, as well as continue to fund the development, construction and completion of certain components of Sands Cotai Central. In March 2012, we redeemed the outstanding balance of Senior Notes for $191.7 million and in May 2012, we repaid the $131.6 million outstanding balance under our ferry financing. In June 2012, we entered into the SGD 5.1 billion (approximately $4.02 billion at exchange rates in effect on December 31, 2013) 2012 Singapore Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior Singapore credit facility. In December 2013, we completed the $3.5 billion 2013 U.S. Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior senior secured credit facility (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2013 U.S. Credit Facility”). We are currently in the process of amending and restating our 2011 VML Credit Facility, which will allow each lender holding term loans under the 2011 VML Credit Facility to extend the maturity of its term loans to 2020 and will provide for new revolving loan commitments of $2.0 billion. We will also have the option to raise incremental senior secured and unsecured debt under existing baskets within the amended credit facility.

The amendment, which is subject to approval of the lenders and certain Macao government approvals, is anticipated to close during the first quarter of 2014.
On February 28 and June 22, 2012, SCL paid a dividend of 0.58 Hong Kong dollars (“HKD”) per share (a total of $1.20 billion) to SCL shareholders (of which we retained $844.4 million). On February 28 and June 21, 2013, SCL paid a dividend of HKD 0.67 and HKD 0.66 per share, respectively (a total of $1.38 billion) to SCL shareholders (of which we retained $970.2 million). On January 24, 2014, the Board of Directors of SCL declared a dividend of HKD 0.87 per share and a special dividend of HKD 0.77 per share (a total of $1.71 billion, of which we retained $1.20 billion) to SCL shareholders of record on February 14, 2014, which was paid on February 26, 2014.
On March 30, June 29, September 28 and December 28, 2012, we paid a dividend of $0.25 per common share as part of a regular cash dividend program and on December 18, 2012, we paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, we recorded $3.09 billion as a distribution against retained earnings (of which $1.62 billion related to our Principal Stockholder’s family and the remaining $1.47 billion related to all other shareholders). On March 29, June 28, September 27 and December 31, 2013, we paid a dividend of $0.35 per common share and recorded $1.15 billion as a distribution against retained earnings (of which $604.2 million related to our Principal Stockholder’s family and the remaining $548.9 million related to all other shareholders) during the year ended December 31, 2013. On January 28, 2014, our Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $406 million) to be paid on March 31, 2014, to shareholders of record on March 21, 2014. We expect this level of dividend to continue quarterly through the remainder of 2014. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
In June 2013, our Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2013, we repurchased 8,570,281 shares of our common stock for $570.5 million (including commissions) under this program. Subsequent to year end through February 28, 2014, we repurchased 8,224,255 shares of our common stock for $663.8 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury shares.
On March 2, 2012, our Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of our common stock and paid $525.0 million in cash as settlement of the exercise price.

Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2013:

	Payments Due by Period Ending December 31, 2013(11)
	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations(1)
2013 U.S. Credit Facility — Term B	$22,500	$45,000	$45,000	$2,137,500	$2,250,000
2013 U.S. Credit Facility — Revolving	—	—	590,000	—	590,000
Airplane Financings	3,688	7,374	56,297	—	67,359
HVAC Equipment Lease(2)	1,521	2,866	2,601	11,152	18,140
U.S. Other	1,782	532	21	—	2,335
2011 VML Credit Facility — Term B	200,554	3,008,315	—	—	3,208,869
Macao Other	2,387	4,231	1,292	—	7,910
2012 Singapore Credit Facility — Term	145,075	1,523,297	1,958,524	—	3,626,896
Fixed Interest Payments	1,671	2,531	1,891	409	6,502
Variable Interest Payments(3)	213,274	355,806	197,820	134,996	901,896
Contractual Obligations
Former Tenants(4)	400	800	800	4,800	6,800
Employment Agreements(5)	10,184	7,620	234	—	18,038
Macao Leasehold Interests in Land(6)	3,453	9,510	10,566	75,972	99,501
Mall Leases(7)	8,564	16,750	16,422	83,810	125,546
Macao Annual Premium(8)	43,837	87,674	87,675	153,430	372,616
Parking Lot Lease(9)	1,200	2,400	2,400	102,300	108,300
Other Operating Leases(10)	14,339	11,924	5,033	—	31,296
Total	$674,429	$5,086,630	$2,976,576	$2,704,369	$11,442,004
_______________________

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.

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

(3)
Based on December 31, 2013, London Inter-Bank Offered Rate (“LIBOR”) of 0.2%, Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.4% and Singapore Swap Offer Rate (“SOR”) of 0.2% plus the applicable interest rate spread in accordance with the respective debt agreements.

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

(8)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2013, the annual premium is approximately $43.8 million payable to the Macao government through the termination of the gaming subconcession in June 2022.

(9)	We are party to a 99-year lease agreement (90 years remaining) for a parking structure located adjacent to The Venetian Las Vegas.

(10)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(11)
As of December 31, 2013, we had a $13.3 million liability related to unrecognized tax benefits; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
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

•	our leverage, debt service and debt covenant compliance, including the pledge of our assets (other than our equity interests in our subsidiaries) as security for our indebtedness;

•	disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments;

•	the extensive regulations to which we are subject to and the costs of compliance with such regulations;

•	increased competition for labor and materials due to other planned construction projects in Macao and quota limits on the hiring of foreign workers;

•	our ability to meet certain development deadlines;

•	the uncertainty of tourist behavior related to discretionary spending and vacationing at casino-resorts in Macao, Singapore, Las Vegas and Pennsylvania;

•
regulatory policies in mainland China or other countries in which our customers reside, including visa restrictions limiting the number of visits or the length of stay for visitors from mainland China to Macao, restrictions on foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;

•	our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;

•	our relationship with GGP or any successor owner of the Grand Canal Shoppes;

•	new developments, construction and ventures, including our Cotai Strip developments;

•	the passage of new legislation and receipt of governmental approvals for our proposed developments in Macao and other jurisdictions where we are planning to operate;

•	our insurance coverage, including the risk that we have not obtained sufficient coverage or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, outbreaks of infectious diseases, terrorist activity or war;

•	our ability to collect gaming receivables from our credit players;

•	our dependence on chance and theoretical win rates;

•	fraud and cheating;

•	our ability to establish and protect our IP rights;

•	conflicts of interest that arise because certain of our directors and officers are also directors of SCL;

•
government regulation of the casino industry (as well as new laws and regulations and changes to existing laws and regulations), including gaming license regulation, the requirement for certain beneficial owners of our securities to be found suitable by gaming authorities, the legalization of gaming in other jurisdictions and regulation of gaming on the Internet;

•
increased competition in Macao and Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, retail space, potential additional gaming licenses and online gaming;

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

•
our failure to maintain the integrity of our customer or company data, including against past or future cybersecurity attacks, and any litigation or disruption to our operations resulting from such loss of data integrity;

•	the completion of infrastructure projects in Macao; and

•	the outcome of any ongoing and future litigation.
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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 27.9%, 29.3% and 74.2% of table games play at our Macao properties, Marina Bay Sands and Las Vegas

Operating Properties, respectively, during the year ended December 31, 2013. Our allowance for doubtful casino accounts was 36.2% and 27.7% of gross casino receivables from customers as of December 31, 2013 and 2012, respectively. As the credit extended to our junkets can be offset by the commissions payable to said junkets, the allowance for doubtful accounts related to receivables from junkets is not material. Our allowance for doubtful accounts from our hotel and other receivables is also not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined that such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2013, we had net property and equipment of $15.36 billion, representing 67.6% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.
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
Indefinite Useful Life Assets
As of December 31, 2013, we had a $50.0 million asset related to our Sands Bethlehem gaming license and a $16.5 million asset related to our Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are assessed regularly to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing our impairment analysis, we first conduct a qualitative assessment to determine whether we believe it is “more-likely-than-not” that the asset is impaired. If, after assessing the qualitative factors, we determine it is “more-likely-than-not” the asset is impaired, we then perform an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
Our annual indefinite lived intangible asset impairment analysis on our Sands Bethlehem gaming license and table games certificate included an assessment of certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, operating results and projected operating results, and macro-economic and industry conditions. We considered the qualitative factors and determined that it is not “more-likely-than-not” that the indefinite lived intangible assets are impaired. Although we believe the qualitative factors considered in the impairment are reasonable, significant changes in any one of our assumptions could produce a different result. Future changes to our estimates and assumptions based upon changes in operating results, macro-economic factors or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate.
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
During the years ended December 31, 2013 and 2012, we recorded stock-based compensation expense of $53.4 million and $65.4 million, respectively. As of December 31, 2013, under the 2004 plan there was $19.0 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $29.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.
As of December 31, 2013, under the SCL Equity Plan there was $16.2 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options and there was $16.0 million of unrecognized compensation cost related to unvested restricted stock units. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.2 years and 3.5 years, respectively.
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
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $217.8 million and $209.4 million, as of December 31, 2013 and 2012, respectively, and a valuation allowance on the net deferred tax assets of our U.S. operations of $1.30 billion and $1.18 billion as of December 31, 2013 and 2012, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. In January 2013, the Internal Revenue Service completed through the appeals process its examination of the Company’s U.S. tax returns for years 2005 through 2009. The Inland Revenue Agency of Singapore is currently performing a compliance review of the Marina Bay Sands tax return for tax years 2010 and 2011. We are subject to examination for years after 2008 in Macao and Singapore and for tax years after 2009 in the U.S.
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2013, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
	(In millions)
LIABILITIES
Long-term debt
Fixed rate	$0.9	$0.2	$—	$—	$—	$—	$1.1	$1.1
Average interest rate(2)	5.0%	5.0%	—%	—%	—%	—%	5.0%
Variable rate	$371.8	$1,565.3	$3,018.7	$1,239.4	$1,410.4	$2,137.5	$9,743.1	$9,719.5
Average interest rate(2)	1.9%	1.9%	1.8%	1.9%	1.8%	3.3%	2.2%
ASSETS
Cap Agreements(3)	$0.1	$—	$0.1	$—	$—	$—	$0.2	$0.2
_________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2013, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $86.3 million.

(3)	As of December 31, 2013, we have 22 interest rate cap agreements with an aggregate fair value of $0.2 million based on quoted market values from the institutions holding the agreements.
Borrowings under the 2013 U.S. Credit Facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loan bear interest at the alternative base rate plus 0.5% per annum and 1.5% per annum, respectively, or at the adjusted Eurodollar rate (term loan is subject to a Eurodollar floor of 0.75%) plus 1.5% per annum and 2.5% per annum, respectively. Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or HIBOR (in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus a spread of 1.5% per annum to 2.25% per annum based on a specified consolidated leverage. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum.
Foreign currency transaction gains for the year ended December 31, 2013, were $4.2 million primarily due to U.S. denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of December 31, 2013, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.6 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Las Vegas Sands Corp.

We have audited the accompanying consolidated balance sheet of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statement of operations, comprehensive income, equity, and cash flows for the year then ended. Our audit also included the 2013 financial information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2012 and 2011, before the effects of the retrospective adjustments to the Condensed Consolidating Financial Information for a change in the composition of the Restricted Subsidiaries discussed in Note 18 to the consolidated financial statements, were audited by other auditors whose report, dated March 1, 2013, expressed an unqualified opinion on those statements. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2013 consolidated financial statements present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2013 information in the financial statement schedule, when considered in relation to the basic 2013 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited the adjustments to Note 18 of the 2012 and 2011 consolidated financial statements to retrospectively adjust the Condensed Consolidating Financial Information for a change in the composition of Restricted Subsidiaries in 2013, as discussed in Note 18 to the consolidated financial statements. Our procedures included (1) comparing the previously reported consolidating financial information to previously issued consolidating financial information in Note 18, (2) comparing the adjustments to the consolidating financial information to the Company’s underlying analysis, and (3) testing the mathematical accuracy of the underlying analysis and the recast consolidating financial information. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 and 2011 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2012 and 2011 consolidated financial statements taken as a whole. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Las Vegas Sands Corp.

We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2013 and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Shareholders of Las Vegas Sands Corp.
In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, of equity and cash flows for each of the two years in the period ended December 31, 2012, before the effects of the adjustments to retrospectively reflect the change in the group of subsidiaries that are the Restricted Subsidiaries described in Note 18, present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and its subsidiaries (the “Company”) at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America (the 2012 financial statements before the effects of the adjustments discussed in Note 18 are not presented herein). In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the group of subsidiaries that are the Restricted Subsidiaries described in Note 18 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 1, 2013

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,600,414	$2,512,766
Restricted cash and cash equivalents	6,839	4,521
Accounts receivable, net	1,762,110	1,819,260
Inventories	41,946	43,875
Deferred income taxes, net	—	2,299
Prepaid expenses and other	104,230	94,793
Total current assets	5,515,539	4,477,514
Property and equipment, net	15,358,953	15,766,748
Deferred financing costs, net	185,964	214,465
Restricted cash and cash equivalents	—	1,938
Deferred income taxes, net	13,821	43,280
Leasehold interests in land, net	1,428,819	1,458,741
Intangible assets, net	102,081	70,618
Other assets, net	119,087	130,348
Total assets	$22,724,264	$22,163,652
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,194	$106,498
Construction payables	241,560	343,372
Accrued interest payable	6,551	15,542
Other accrued liabilities	2,194,866	1,895,483
Deferred income taxes	13,309	—
Income taxes payable	176,678	164,126
Current maturities of long-term debt	377,507	97,802
Total current liabilities	3,129,665	2,622,823
Other long-term liabilities	112,195	133,936
Deferred income taxes	173,211	185,945
Deferred proceeds from sale of The Shoppes at The Palazzo	268,541	267,956
Deferred gain on sale of The Grand Canal Shoppes	40,416	43,880
Deferred rent from mall sale transactions	116,955	118,435
Long-term debt	9,382,752	10,132,265
Total liabilities	13,223,735	13,505,240
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 827,273,217 and 824,297,756 shares issued, and 818,702,936 and 824,297,756 shares outstanding	827	824
Treasury stock, at cost, 8,570,281 and zero shares	(570,520)	—
Capital in excess of par value	6,348,065	6,237,488
Accumulated other comprehensive income	173,783	263,078
Retained earnings	1,713,339	560,452
Total Las Vegas Sands Corp. stockholders’ equity	7,665,494	7,061,842
Noncontrolling interests	1,835,035	1,596,570
Total equity	9,500,529	8,658,412
Total liabilities and equity	$22,724,264	$22,163,652
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenues:
Casino	$11,386,917	$9,008,158	$7,437,002
Rooms	1,380,681	1,154,024	1,000,035
Food and beverage	730,259	628,528	598,823
Mall	481,400	396,927	325,123
Convention, retail and other	515,179	497,032	501,351
	14,494,436	11,684,669	9,862,334
Less — promotional allowances	(724,551)	(553,537)	(451,589)
Net revenues	13,769,885	11,131,132	9,410,745
Operating expenses:
Casino	6,483,718	5,128,036	4,007,887
Rooms	271,942	237,303	210,052
Food and beverage	369,570	331,210	307,446
Mall	73,358	68,763	59,183
Convention, retail and other	317,869	304,263	338,109
Provision for doubtful accounts	237,786	239,332	150,456
General and administrative	1,329,740	1,061,935	836,924
Corporate	189,535	207,030	185,694
Pre-opening	13,339	143,795	65,825
Development	15,809	19,958	11,309
Depreciation and amortization	1,007,468	892,046	794,404
Amortization of leasehold interests in land	40,352	40,165	43,366
Impairment loss	—	143,674	—
Loss on disposal of assets	11,156	2,240	10,203
	10,361,642	8,819,750	7,020,858
Operating income	3,408,243	2,311,382	2,389,887
Other income (expense):
Interest income	16,337	23,252	14,394
Interest expense, net of amounts capitalized	(271,211)	(258,564)	(282,949)
Other income (expense)	4,321	5,740	(3,955)
Loss on modification or early retirement of debt	(14,178)	(19,234)	(22,554)
Income before income taxes	3,143,512	2,062,576	2,094,823
Income tax expense	(188,836)	(180,763)	(211,704)
Net income	2,954,676	1,881,813	1,883,119
Net income attributable to noncontrolling interests	(648,679)	(357,720)	(322,996)
Net income attributable to Las Vegas Sands Corp.	2,305,997	1,524,093	1,560,123
Preferred stock dividends	—	—	(63,924)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	(80,975)
Preferred stock inducement, repurchase and redemption premiums	—	—	(145,716)
Net income attributable to common stockholders	$2,305,997	$1,524,093	$1,269,508
Earnings per share:
Basic	$2.80	$1.89	$1.74
Diluted	$2.79	$1.85	$1.56
Weighted average shares outstanding:
Basic	822,282,515	806,395,660	728,343,428
Diluted	826,316,108	824,556,036	811,816,687
Dividends declared per common share	$1.40	$3.75	$—
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$2,954,676	$1,881,813	$1,883,119
Currency translation adjustment, net of reclassification adjustment and before and after tax	(89,976)	172,788	(32,793)
Total comprehensive income	2,864,700	2,054,601	1,850,326
Comprehensive income attributable to noncontrolling interests	(647,998)	(361,534)	(325,618)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,216,702	$1,693,067	$1,524,708
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholder’s Equity
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands)
Balance at January 1, 2011	$207,356	$708	$5,444,705	$—	$129,519	$880,703	$1,268,197	$7,931,188
Net income	—	—	—	—	—	1,560,123	322,996	1,883,119
Currency translation adjustment	—	—	—	—	(35,415)	—	2,622	(32,793)
Exercise of stock options	—	2	24,223	—	—	—	1,280	25,505
Stock-based compensation	—	—	60,363	—	—	—	2,927	63,290
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Exercise of warrants	(68,380)	22	80,870	—	—	—	—	12,512
Disposition of interest in majority owned subsidiary	—	—	—	—	—	—	829	829
Repurchase and redemption of preferred stock	(138,976)	—	—	—	—	(128,845)	—	(267,821)
Dividends declared, net of amounts previously accrued	—	—	—	—	—	(68,443)	—	(68,443)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,388)	(10,388)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	—	—	(80,975)	—	(80,975)
Preferred stock inducement premium	—	—	—	—	—	(16,871)	—	(16,871)
Balance at December 31, 2011	—	733	5,610,160	—	94,104	2,145,692	1,588,463	9,439,152
Net income	—	—	—	—	—	1,524,093	357,720	1,881,813
Currency translation adjustment, net of reclassification adjustment	—	—	—	—	168,974	—	3,814	172,788
Exercise of stock options	—	2	40,038	—	—	—	6,200	46,240
Stock-based compensation	—	—	63,102	—	—	—	3,264	66,366
Issuance of restricted stock	—	1	(1)	—	—	—	—	—
Exercise of warrants	—	88	528,820	—	—	—	—	528,908
Acquisition of remaining shares of noncontrolling interest	—	—	(4,631)	—	—	—	4,631	—
Dividends declared	—	—	—	—	—	(3,090,757)	(357,056)	(3,447,813)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,466)	(10,466)
Deemed distribution to Principal Stockholder	—	—	—	—	—	(18,576)	—	(18,576)
Balance at December 31, 2012	—	824	6,237,488	—	263,078	560,452	1,596,570	8,658,412
Net income	—	—	—	—	—	2,305,997	648,679	2,954,676
Currency translation adjustment	—	—	—	—	(89,295)	—	(681)	(89,976)
Exercise of stock options	—	3	60,065	—	—	—	9,528	69,596
Stock-based compensation	—	—	50,162	—	—	—	4,156	54,318
Repurchase of common stock	—	—	—	(570,520)	—	—	—	(570,520)
Exercise of warrants	—	—	350	—	—	—	—	350
Dividends declared	—	—	—	—	—	(1,153,110)	(411,359)	(1,564,469)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,858)	(11,858)
Balance at December 31, 2013	$—	$827	$6,348,065	$(570,520)	$173,783	$1,713,339	$1,835,035	$9,500,529
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$2,954,676	$1,881,813	$1,883,119
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,007,468	892,046	794,404
Amortization of leasehold interests in land	40,352	40,165	43,366
Amortization of deferred financing costs and original issue discount	56,792	50,476	47,188
Amortization of deferred gain and rent	(4,944)	(4,944)	(8,418)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	1,376	1,732	1,513
Loss on modification or early retirement of debt	3,255	16,313	19,595
Impairment and loss on disposal of assets	11,156	145,914	10,203
Stock-based compensation expense	53,377	65,428	62,714
Provision for doubtful accounts	237,786	239,332	150,456
Foreign exchange gain	(13,029)	(2,799)	(176)
Deferred income taxes	(4,245)	5,188	90,927
Changes in operating assets and liabilities:
Accounts receivable	(209,055)	(675,461)	(789,163)
Inventories	1,113	(8,355)	(2,841)
Prepaid expenses and other	(1,134)	(32,995)	13,354
Leasehold interests in land	(47,906)	(45,542)	(43,327)
Accounts payable	13,777	788	(9,565)
Accrued interest payable	(8,608)	(17,005)	(10,917)
Income taxes payable	18,911	47,309	111,920
Other accrued liabilities	328,294	458,354	298,144
Net cash generated from operating activities	4,439,412	3,057,757	2,662,496
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(382)	693	804,394
Capital expenditures	(898,111)	(1,449,234)	(1,508,493)
Proceeds from disposal of property and equipment	32,155	2,909	6,093
Acquisition of intangible assets	(45,871)	—	(100)
Net cash used in investing activities	(912,209)	(1,445,632)	(698,106)
Cash flows from financing activities:
Proceeds from exercise of stock options	69,596	46,240	25,505
Repurchase of common stock	(561,150)	—	—
Proceeds from exercise of warrants	350	528,908	12,512
Dividends paid	(1,564,049)	(3,442,312)	(75,297)
Distributions to noncontrolling interests	(11,858)	(10,466)	(10,388)
Deemed distribution to Principal Stockholder	—	(18,576)	—
Proceeds from long-term debt (Note 8)	3,183,107	4,351,486	3,201,535
Repayments of long-term debt (Note 8)	(3,513,032)	(4,399,698)	(3,300,310)
Repurchases and redemption of preferred stock	—	—	(845,321)
Payments of preferred stock inducement premium	—	—	(16,871)
Payments of deferred financing costs	(35,414)	(100,888)	(84,826)
Net cash used in financing activities	(2,432,450)	(3,045,306)	(1,093,461)
Effect of exchange rate on cash	(7,105)	43,229	(5,292)
Increase (decrease) in cash and cash equivalents	1,087,648	(1,389,952)	865,637
Cash and cash equivalents at beginning of year	2,512,766	3,902,718	3,037,081
Cash and cash equivalents at end of year	$3,600,414	$2,512,766	$3,902,718

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$208,242	$209,091	$246,783
Cash payments for taxes, net of refunds	$173,276	$115,045	$(5,423)
Changes in construction payables	$(101,812)	$(16,537)	$(157,072)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$941	$938	$576
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$420	$5,501	$—
Property and equipment acquired under capital lease	$2,761	$10,109	$—
Repurchase of common stock included in other accrued liabilities	$9,370	$—	$—
Acquisition of remaining shares of noncontrolling interest	$—	$4,631	$—
Disposition of interest in majority owned subsidiary	$—	$—	$829
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	$—	$—	$80,975
Warrants exercised and settled through tendering of preferred stock	$—	$—	$68,380
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
The ordinary shares of the Company’s subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of the Company’s operations in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China), is traded on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). The shares of SCL were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
Macao
The Company currently owns 70.2% of SCL, which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession.
The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 385,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 923,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, the Company opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. The Company also opened more than 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by the Company. In September 2012, the Company opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms under the Sheraton brand and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by the Company. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. The Company has begun construction on the remaining phase of the integrated resort, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase is expected to be approximately $700 million. Upon completion of the project, the integrated resort will feature approximately 350,000 square feet of gaming space, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in 2014). As of December 31, 2013, the Company has capitalized costs of $4.15 billion for the entire project, including the land premium (net of amortization) and $87.6 million in outstanding construction payables.
The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao,” which is located on parcel 2), which features approximately 113,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and is advancing its plans to monetize units within the Four Seasons Apartments.
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 260,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and the Grand Canal Shoppes, which consist of two enclosed retail, dining and entertainment complexes that were sold to GGP Limited Partnership (“GGP”, see “— Note 12 — Mall Sales”).
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
Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), hotel and shopping mall. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has commenced construction activities and has capitalized costs of $376.0 million, including the land premium (net of amortization), as of December 31, 2013. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for Sands Cotai Central, the Company is required to complete the development by May 2014. The Company has applied for an extension from the Macao government to complete Sands Cotai Central, as the Company will be unable to meet the May 2014 deadline. The land concession for The Parisian Macao contains a similar requirement, which was extended by the Macao government in July 2012, that the development be completed by April 2016. Should the Company determine that it is unable to complete The Parisian Macao by April 2016, the Company would then also expect to apply for another extension from the Macao government. If the Company is unable to meet The Parisian Macao deadline and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.15 billion or $376.0 million in capitalized construction costs and land premiums (net of amortization), as of December 31, 2013, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of December 31, 2013, the Company has capitalized construction costs of $178.6 million for this project. The impact of the suspension on the estimated overall cost of the project is

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of December 31, 2013.
Other
The Company continues to aggressively pursue a variety of new development opportunities around the world.
Capital Financing Overview
Through December 31, 2013, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of approximately $3.60 billion and restricted cash and cash equivalents of $6.8 million as of December 31, 2013. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof, including evaluating strategic alternatives related to the Company’s Pennsylvania operations. In December 2013, the Company entered into its $3.5 billion 2013 U.S. Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior senior secured credit facility (see “— Note 8 — Long-term Debt — Corporate and U.S. Related — 2013 U.S. Credit Facility”). The Company is currently in the process of amending and restating its Macao credit facility, which will allow each lender holding term loans under the facility to extend the maturity of its term loans to 2020 and will provide for new revolving loan commitments of $2.0 billion. The Company will also have the option to raise incremental senior secured and unsecured debt under existing baskets within the amended credit facility. The amendment, which is subject to approval of the lenders and certain Macao government approvals, is anticipated to close during the first quarter of 2014 (see “— Note 8 — Long-term Debt — Macao Related — 2011 VML Credit Facility”).
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
As of December 31, 2013 and 2012, the Company’s joint ventures had total assets of $103.9 million and $94.5 million, respectively, and total liabilities of $125.4 million and $95.8 million, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Inventories
Inventories consist primarily of food, beverage and retail products, and operating supplies, which are stated at the lower of cost or market. Cost is determined by the weighted average and specific identification methods.
Property and Equipment
Property and equipment are stated at the lower of cost or fair value. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Land improvements, building and building improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 20 years
Leasehold improvements	3 to 10 years
Transportation	5 to 20 years
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
During the years ended December 31, 2013 and 2011, no assets were impaired. During December 31, 2012, the Company recognized an impairment loss of $143.7 million, primarily related to $100.7 million of capitalized construction costs related to the Company’s former Cotai Strip development (referred to as parcels 7 and 8) and a $42.9 million impairment due to the termination of ZAiA at The Venetian Macao.
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2013, 2012 and 2011, the Company capitalized interest expense of $4.7 million, $49.3 million and $127.1 million, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company capitalized approximately $24.2 million, $20.3 million and $19.8 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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
As of December 31, 2013, the Company had assets of $50.0 million and $16.5 million related to its Sands Bethlehem gaming license and table games certificate, respectively, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. For the years ended December 31, 2013 and 2012, the annual impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, current year and projected operating results, and macro-economic and industry conditions. The Company considered the qualitative factors and determined that it was not “more-likely-than-not” that the indefinite lived intangible assets were impaired. For the year ended December 31, 2011, a quantitative analysis was performed and the fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EBITDA (as defined in “— Note 17 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others.
Although the Company believes the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions could produce a different result. Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate. No impairment charge related to these assets was recorded for the years ended December 31, 2013, 2012 and 2011.
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
In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rooms	$366,353	$256,738	$182,831
Food and beverage	222,195	185,292	169,576
Convention, retail and other	136,003	111,507	99,182
	$724,551	$553,537	$451,589
The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rooms	$88,379	$62,201	$38,038
Food and beverage	167,223	140,403	119,238
Convention, retail and other	88,214	73,106	75,600
	$343,816	$275,710	$232,876
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $4.54 billion, $3.53 billion and $2.72 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
Frequent Players Program
The Company has established promotional clubs to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points primarily based on gaming activity and such points can be redeemed for

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $117.8 million, $97.8 million and $51.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	822,282,515	806,395,660	728,343,428
Potential dilution from stock options, warrants and restricted stock and stock units	4,033,593	18,160,376	83,473,259
Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	826,316,108	824,556,036	811,816,687
Antidilutive stock options excluded from the calculation of diluted earnings per share	4,455,109	4,700,981	5,493,706
Stock-Based Employee Compensation
The Company accounts for its stock-based employee compensation in accordance with accounting standards regarding share-based payment, which establishes accounting for equity instruments exchanged for employee services. Stock-based compensation

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company recorded valuation allowances on the net deferred tax assets of certain foreign jurisdictions of $217.8 million and $209.4 million, as of December 31, 2013 and 2012, respectively, and a valuation allowance on the deferred tax assets of our U.S. operations of $1.30 billion and $1.18 billion as of December 31, 2013 and 2012, respectively. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Accounting for Derivative Instruments and Hedging Activities
Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, on its effectiveness as a hedge.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In July 2013, the FASB issued authoritative guidance on the presentation of an unrecognized tax benefit when a loss or tax credit carryforward exists. The guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or tax credit carryforward that would apply in settlement of the uncertain tax positions. The Company adopted the guidance prospectively effective for the fiscal year ended December 31, 2013. The adoption of this guidance did not have a material effect of the Company’s financial condition, results of operations or cash flow. See “— Note 10 — Income Taxes” for a discussion regarding unrecognized tax benefits.
Note 3 — Accounts Receivable, Net
Accounts receivable consists of the following (in thousands):

	December 31,
	2013	2012
Casino	$2,110,749	$2,060,478
Mall	125,761	121,213
Rooms	106,935	81,723
Other	48,392	47,528
	2,391,837	2,310,942
Less — allowance for doubtful accounts	(629,727)	(491,682)
	$1,762,110	$1,819,260

Note 4 — Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$553,561	$515,538
Building and improvements	15,226,566	14,414,026
Furniture, fixtures, equipment and leasehold improvements	2,849,502	2,557,071
Transportation	439,976	411,671
Construction in progress	1,150,349	1,824,531
	20,219,954	19,722,837
Less — accumulated depreciation and amortization	(4,861,001)	(3,956,089)
	$15,358,953	$15,766,748
Construction in progress consists of the following (in thousands):

	December 31,
	2013	2012
Four Seasons Macao (principally the Four Seasons Apartments)	$394,404	$415,367
The Parisian Macao	318,914	59,510
Sands Cotai Central	111,704	913,432
Other	325,327	436,222
	$1,150,349	$1,824,531

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The $325.3 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo," see “— Note 12 — Mall Sales — The Shoppes at The Palazzo”). Under terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $239.3 million (net of $72.1 million of accumulated depreciation) as of December 31, 2013, will continue to be recorded on the Company’s consolidated balance sheet and will continue to be depreciated in the Company’s consolidated statement of operations.
The cost and accumulated depreciation of property and equipment that the Company is leasing to third parties, primarily as part of its mall operations, was $1.04 billion and $203.3 million, respectively, as of December 31, 2013. The cost and accumulated depreciation of property and equipment that the Company is leasing to these third parties was $1.01 billion and $154.2 million, respectively, as of December 31, 2012.
The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $41.0 million and $12.5 million, respectively, as of December 31, 2013. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $38.8 million and $8.8 million, respectively, as of December 31, 2012.
During the year ended December 31, 2013, no assets were impaired. In May 2012, the Company withdrew its appeal regarding the Company’s application not being approved by the Macao government for a land concession related to its Cotai Strip development (formerly referred to as parcels 7 and 8) and recorded an impairment loss of $100.7 million during the year ended December 31, 2012, related to the capitalized construction costs of its development on parcels 7 and 8. The Company also recorded a one-time impairment loss of $42.9 million related to the termination of the ZAiA show at The Venetian Macao during the year ended December 31, 2012.
The Company suspended portions of its development projects. As described in “— Note 1 — Organization and Business of Company,” the Company may be required to record an impairment charge related to these developments in the future.
Note 5 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following (in thousands):

	December 31,
	2013	2012
Marina Bay Sands	$1,083,249	$1,125,136
Sands Cotai Central	236,588	191,653
The Venetian Macao	176,536	174,893
Four Seasons Macao	87,620	87,020
The Parisian Macao	74,102	73,916
Sands Macao	27,795	27,572
	1,685,890	1,680,190
Less — accumulated amortization	(257,071)	(221,449)
	$1,428,819	$1,458,741
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $40.4 million, $40.2 million and $43.4 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future amortization expense is approximately $42.4 million for each of the next five years and $1.47 billion thereafter at exchange rates in effect on December 31, 2013.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6; the sites on which The Venetian Macao (parcel 1), Four Seasons Macao (parcel 2) and Sands Cotai Central (parcels 5 and 6) are located and The Parisian Macao (parcel 3) is being constructed. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as annual rent for the term of the land concessions.
During the year ended December 31, 2013, the Company made payments of 355.3 million patacas (approximately $44.5 million at exchange rates in effect on December 31, 2013) as final payment of the land premium for Sands Cotai Central.
In addition to the land premium payments for the Macao leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2013, the Company was obligated under its land concessions to make future rental payments as follows (in thousands):

2014	$3,453
2015	4,227
2016	5,283
2017	5,283
2018	5,283
Thereafter	75,972
$99,501

Note 6 — Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	December 31,
	2013	2012
Sands Bethlehem gaming license and certificate	$66,500	$66,500
Marina Bay Sands gaming license	44,942	30,710
Less — accumulated amortization	(10,195)	(27,440)
	34,747	3,270
Trademarks and other	1,141	1,139
Less — accumulated amortization	(307)	(291)
	834	848
Total intangible assets, net	$102,081	$70,618
In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2013, the Company paid 57.0 million Singapore dollars ("SGD," approximately $44.9 million at exchange rates in effect on December 31, 2013) to the Singapore Casino Regulatory Authority (the “CRA”) as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2016, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA.
Amortization expense was $13.6 million, $10.0 million and $10.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future amortization expense is approximately $15.0 million for each of the next two years and $4.8 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Outstanding gaming chips and tokens	$572,121	$534,323
Taxes and licenses	570,111	428,300
Customer deposits	450,550	388,355
Payroll and related	308,404	264,142
Other accruals	293,680	280,363
	$2,194,866	$1,895,483
Note 8 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $11,250)	$2,238,750	$—
2013 U.S. Credit Facility — Revolving	590,000	—
Senior Secured Credit Facility — Term B	—	1,816,477
Senior Secured Credit Facility — Delayed Draws I and II	—	606,561
Senior Secured Credit Facility — Revolving	—	400,000
Airplane Financings	67,359	71,047
HVAC Equipment Lease	18,140	19,714
Other	2,335	3,689
Macao Related:
2011 VML Credit Facility	3,208,869	3,209,839
Other	7,910	7,313
Singapore Related:
2012 Singapore Credit Facility — Term	3,626,896	3,767,141
2012 Singapore Credit Facility — Revolving	—	327,578
Other	—	708
	9,760,259	10,230,067
Less — current maturities	(377,507)	(97,802)
Total long-term debt	$9,382,752	$10,132,265
Corporate and U.S. Related Debt
Senior Secured Credit Facility
In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which originally consisted of a $3.0 billion funded term B loan (the “Term B Facility”), a $600.0 million delayed draw term B loan available for 12 months after closing (the “Delayed Draw I Facility”), a $400.0 million delayed draw term B loan available for 18 months after closing (the “Delayed Draw II Facility”) and a $1.0 billion revolving credit facility, of which up to $100.0 million was available on a swingline basis (the “Revolving Facility”). In August 2010, the Senior Secured Credit Facility was amended to, among other things, modify certain financial covenants, including increasing the maximum leverage ratio for the quarterly periods through June 30, 2012.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Borrowings under the Senior Secured Credit Facility, as amended, bore interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread was 0.5% per annum and 0.75% per annum for the Revolving Facility and the term loans, respectively, and 1.25% per annum and 1.75% per annum for the Extended Revolving Facility and the Extended Term Loans, respectively. For Eurodollar rate borrowings, the initial credit spread was 1.5% per annum and 1.75% per annum for the Revolving Facility and the term loans, respectively, and 2.25% per annum and 2.75% per annum for the Extended Revolving Facility and Extended Term Loans, respectively. These spreads would be reduced if the Company’s “corporate rating” (as defined in the Senior Secured Credit Facility) increased to at least Ba2 by Moody’s and at least BB by Standard & Poor’s Ratings Group (“S&P”), subject to certain additional conditions. The spread for the Extended Revolving Facility would be further reduced if the Company’s “corporate rating” increased to at least Ba1 or higher by Moody’s and at least BB+ or higher by S&P, subject to certain additional conditions. The weighted average interest rate for the Senior Secured Credit Facility was 2.3% and 2.5% for the years ended December 31, 2013 and 2012, respectively.
The Company paid a commitment fee of 0.375% per annum on the undrawn amounts under the Extended Revolving Facility, as well as a commitment fee equal to 0.75% per annum and 0.5% per annum on the undrawn amounts under the Delayed Draw I and II Facilities, respectively.
In December 2013, borrowings under the new 2013 U.S. Credit Facility (as further described below) were used to repay the outstanding balance on the Senior Secured Credit Facility. The Company recorded a $14.2 million loss on modification or early retirement of debt during the year ended December 31, 2013.
2013 U.S. Credit Facility
In December 2013, the Company entered into a $3.5 billion senior secured credit facility (the “2013 U.S. Credit Facility”), which consists of a $2.25 billion funded term B loan (the “2013 U.S. Term B Facility”) with an original issue discount of $11.3 million and a $1.25 billion revolving credit facility (the “2013 U.S. Revolving Facility”). As of December 31, 2013, the Company had $655.5 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit. Subsequent to year end, the Company borrowed $500.0 million under the 2013 U.S. Revolving Facility.
The 2013 U.S. Term B Facility matures on December 19, 2020, and is subject to quarterly amortization payments of $5.6 million, which begin on March 31, 2014, followed by a balloon payment of $2.10 billion due on December 19, 2020. The 2013 U.S. Revolving Facility has no interim amortization payments and matures on December 19, 2018.
The 2013 U.S. Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The obligations under the 2013 U.S. Credit Facility and the guarantees of the Guarantors are collateralized by a first-priority security interest in substantially all of Las Vegas Sands, LLC (“LVSLLC”) and the Guarantors’ assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.
Borrowings under the 2013 U.S. Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 1.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 2.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility (subject to a Eurodollar rate floor of 0.75%), respectively (the interest rates were set at 3.3% and 1.7% for the 2013 U.S. Term B Facility and 2013 U.S. Revolving Facility, respectively, as of December 31, 2013). The weighted average interest rate for the 2013 U.S Credit Facility was 2.9% during the period ended December 31, 2013.
The Company pays a commitment fee of 0.35% per annum on the undrawn amounts under the 2013 U.S. Revolving Facility, which will be reduced if certain corporate ratings are achieved, subject to certain additional conditions.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2013 U.S. Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The 2013 U.S. Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, a maximum ratio of net debt outstanding to adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”) to the extent there is an outstanding balance on the 2013 U.S. Revolving Facility or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all applicable quarterly periods through maturity. The 2013 U.S. Credit Facility also contains conditions and events of default customary for such financings. As of December 31, 2013, approximately $4.96 billion of net assets of LVSLLC were restricted from being distributed under the terms of the 2013 U.S. Credit Facility.
Senior Notes
On February 10, 2005, LVSC sold in a private placement transaction $250.0 million in aggregate principal amount of its 6.375% senior notes due 2015 with an original issue discount of $2.3 million. In June 2005, the senior notes were exchanged for substantially similar senior notes (the “Senior Notes”), which were registered under the federal securities laws. The Senior Notes were set to mature on February 15, 2015. In March 2012, the Company redeemed the remaining balance of Senior Notes outstanding for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the year ended December 31, 2012.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten-year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 1.8% as of December 31, 2013). The amortizing notes, totaling $28.8 million, are subject to quarterly amortization payments of $0.7 million, which began June 1, 2007. The balloon notes, totaling $43.2 million, mature on March 1, 2017, and have no interim amortization payments. The weighted average interest rate on the notes was 1.8% and 2.0% during the years ended December 31, 2013 and 2012, respectively.
In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten-year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 1.6% as of December 31, 2013). The $8.1 million amortizing note is subject to quarterly amortization payments of $0.2 million, which began June 30, 2007. The $12.2 million balloon note matures on March 31, 2017, and has no interim amortization payments. The weighted average interest rate on the notes was 1.6% and 1.7% during the years ended December 31, 2013 and 2012, respectively.
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
Macao Related Debt
2011 VML Credit Facility
On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC, the Borrower, and Venetian Macau Limited ("VML"), as guarantor, entered into a credit agreement (the “2011 VML Credit Facility”), providing for up to $3.7 billion (or equivalent in Hong Kong dollars or Macao patacas), which consists of a $3.2 billion term loan (the “2011 VML Term Facility”) that was fully drawn on November 15, 2011, and a $500.0 million revolving facility (the “2011 VML Revolving Facility”), none of which was drawn as of December 31, 2013, that is available until October 15, 2016. Borrowings under the facility were used to repay outstanding indebtedness under previous credit facilities (the "VML Credit Facility" and the "VOL Credit Facility") and will be used for working capital requirements and general corporate purposes, including for the development, construction and completion of certain components of Sands Cotai Central. The Company recorded a charge of $22.1 million for loss on modification or early retirement of debt during the year ended December 31, 2011, as part of refinancing the VML and VOL Credit Facilities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The indebtedness under the 2011 VML Credit Facility is guaranteed by VML, Venetian Cotai Limited, Venetian Orient Limited and certain of the Company’s other foreign subsidiaries (collectively, the “2011 VML Guarantors”). The obligations under the 2011 VML Credit Facility are collateralized by a first-priority security interest in substantially all of the Borrower’s and the 2011 VML Guarantors’ assets, other than (1) capital stock and similar ownership interests, (2) certain furniture, fixtures, fittings and equipment and (3) certain other excluded assets.
The 2011 VML Term Facility will mature on November 15, 2016. Commencing with the quarterly period ending December 31, 2014, and at the end of each subsequent quarter through September 30, 2015, the Borrower is required to repay the outstanding 2011 VML Term Facility on a pro rata basis in an amount equal to 6.25% of the aggregate principal amount outstanding as of November 15, 2011. Commencing with the quarterly period ending on December 31, 2015, and at the end of each subsequent quarter through June 30, 2016, the Borrower is required to repay the outstanding 2011 VML Term Facility on a pro rata basis in an amount equal to 10.0% of the aggregate principal amount outstanding as of November 15, 2011. The remaining balance on the 2011 VML Term Facility and any balance on the 2011 VML Revolving Facility are due on the maturity date. In addition, the Borrower is required to further repay the outstanding 2011 VML Term Facility with a portion of its excess free cash flow (as defined by the 2011 VML Credit Facility) after the end of each year, unless the Borrower is in compliance with a specified consolidated leverage ratio (the “CLR”).
Borrowings under the 2011 VML Credit Facility bear interest at either the adjusted Eurodollar rate or an alternative base rate (in the case of U.S. dollar denominated loans) or Hong Kong Inter-bank Offered Rate ("HIBOR," in the case of Hong Kong dollar and Macao pataca denominated loans), as applicable, plus an initial spread of 2.25%. Beginning May 14, 2012, the spread for all outstanding loans is subject to reduction based on the CLR (interest rates set at 1.7% for the U.S. dollar, Hong Kong dollar and Macao pataca denominated loans as of December 31, 2013). The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the 2011 VML Revolving Facility (which commenced September 30, 2011) and the 2011 VML Term Facility (which commenced October 31, 2011). The weighted average interest rate on the 2011 VML Credit Facility was 1.8% and 2.1% for the years ended December 31, 2013 and 2012, respectively.
To meet the requirements of the 2011 VML Credit Facility, the Company entered into four interest rate cap agreements in September 2012 with a combined notional amount of $1.3 billion, which expire in November 2014. During 2013, the Company entered into two additional interest rate cap agreements with a combined notional amount of $300.0 million, which expire in November 2014. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeds the strike rate (which range from 2.0% to 2.25%). These interest rate cap agreements were in addition to the following interest rate cap agreements for the VML and VOL Credit Facilities. To meet the requirements of the previous VML Credit Facility, the Company entered into an interest rate cap agreement in September 2009 with a notional amount of $1.59 billion, which expired in September 2012. The provisions of the interest rate cap agreement entitled the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeded the strike rate of 9.5%. To meet the requirements of the previous VOL Credit Facility, the Company entered into three interest rate cap agreements in September 2010 with a combined notional amount of $375.0 million, which expired in September 2013. The provisions of the interest rate cap agreement entitled the Company to receive from the counterparty the amounts, if any, by which the selected market interest rate exceeded the strike rate of 3.5%. There was no net effect on interest expense as a result of these interest rate cap agreements for the years ended December 31, 2013, 2012 and 2011.
The 2011 VML Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions, certain capital expenditures and use of proceeds from the facility. The 2011 VML Credit Facility also requires the Borrower and VML to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to net interest expense. The maximum leverage ratio is 4.0x for the quarterly periods ending December 31, 2013 through December 31, 2014, decreases to 3.5x for the quarterly periods ending March 31 through December 31, 2015, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The 2011 VML Credit Facility also contains events of default customary for such financings.
The Company is currently in the process of amending and restating its 2011 VML Credit Facility. The amendment will allow each lender holding term loans under the 2011 VML Credit Facility to extend the maturity of its term loans to 2020 and will provide for new revolving loan commitments of $2.0 billion. The Company will also have the option to raise incremental senior secured and unsecured debt under existing baskets within the amended credit facility. Proceeds from the amended credit facility, together with cash on hand, may be used to repay outstanding term loans that are not extended under the amended credit facility and fund ongoing development projects pursuant to the terms of the amended credit facility and general corporate operations. The amendment, which is subject to approval of the lenders and certain Macao government approvals, is anticipated to close during the first quarter of 2014. In conjunction with the amendment, the Company anticipates recording a loss on modification or extinguishment of debt.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ferry Financing
In January 2008, in order to finance the purchase of ten ferries, the Company entered into a 1.21 billion Hong Kong dollar (“HKD,” approximately $155.9 million at exchange rates in effect on December 31, 2013) secured credit facility (the "Ferry Financing"), which was available for borrowing for up to 18 months after closing. The proceeds from the secured credit facility were used to reimburse the Company for cash spent to date on the progress payments made on the ferries and to finance the completion of the remaining ferries. The facility was collateralized by the ferries and guaranteed by VML.
In July 2008, the Company exercised the accordion option on the secured credit facility agreement that financed the Company’s original ten ferries and executed a supplement to the secured credit facility agreement. The supplement increased the secured credit facility by an additional HKD 561.6 million (approximately $72.4 million at exchange rates in effect on December 31, 2013). The proceeds from this supplemental facility were used to reimburse the Company for cash spent to date on the progress payments made on four additional ferries and to finance the remaining progress payments on those ferries. The supplemental facility was collateralized by the additional ferries and guaranteed by VML.
The facility, as amended on August 20, 2009, was set to mature in December 2015 and was subject to 26 quarterly payments of HKD 68.1 million (approximately $8.8 million at exchange rates in effect on December 31, 2013), which commenced in October 2009.
As part of the amendment, the credit spread increased by 50 basis points to 2.5% per annum for borrowings made in Hong Kong Dollars and accrued interest at HIBOR, or 2.5% per annum for borrowings made in U.S. Dollars and accrued interest at LIBOR. The weighted average interest rate for the facility was 2.9% for the year ended December 31, 2012.
The Company repaid the $131.6 million outstanding balance under the Ferry Financing and recorded a $1.7 million loss on early retirement of debt during the year ended December 31, 2012.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a SGD 5.1 billion (approximately $4.02 billion at exchange rates in effect on December 31, 2013) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.6 billion (approximately $3.63 billion at exchange rates in effect on December 31, 2013) term loan (the “2012 Singapore Term Facility”) and a SGD 500.0 million (approximately $394.2 million at exchange rates in effect on December 31, 2013) revolving facility (the “2012 Singapore Revolving Facility”) that is available until November 25, 2017, which includes a SGD 100.0 million (approximately $78.8 million at exchange rates in effect on December 31, 2013) ancillary facility (the “2012 Singapore Ancillary Facility”). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility. The Company recorded a $13.1 million loss on modification or early retirement of debt during the year ended December 31, 2012, as part of the refinancing of the facility. As of December 31, 2013, the Company had SGD 492.9 million (approximately $388.7 million at exchange rates in effect on December 31, 2013) available for borrowing, net of outstanding letters of credit.
The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment and certain other excluded assets.
The 2012 Singapore Term Facility matures on June 25, 2018, with MBS required to repay or prepay the 2012 Singapore Credit Facility under certain circumstances. Commencing with the quarterly period ending September 30, 2014, and at the end of each quarter thereafter, MBS is required to repay the outstanding 2012 Singapore Term Facility in an amount increasing from 2.0% (September 30, 2014) to 8.0% (March 31, 2017 to March 31, 2018) of the aggregate principal amount outstanding of SGD 4.6 billion (approximately $3.63 billion at exchange rates in effect on December 31, 2013). The remaining balance on the 2012 Singapore Term Facility is due on the maturity date. The 2012 Singapore Revolving Facility matures on December 25, 2017, and has no interim amortization payments.
Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate ("SOR") plus a spread of 1.85%. Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA (interest rate set at approximately 1.8% as of December 31, 2013). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest rate for the 2012 Singapore Credit Facility was 1.9% and 2.1% for the years ended December 31, 2013 and 2012, respectively.
In connection with the 2012 Singapore Credit Facility, the Company entered into an interest rate cap agreement in 2013, with a notional amount of SGD 100.0 million (approximately $78.8 million at exchange rates in effect on December 31, 2013), which has a three-year term and expires May 2016. The provisions of the interest rate cap agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rate exceeds the strike rate of 3.5% as stated in such agreement. This interest rate cap agreement was in addition to the following interest rate cap agreements entered into for the previous Singapore credit facility. To meet the requirements of the previous Singapore credit facility, the Company entered into nine interest rate cap agreements in 2008, with a combined notional amount of SGD 1.41 billion (approximately $1.1 billion at exchange rates in effect on December 31, 2013), all of which had three-year terms and expired between June and December 2011. The maturity date of one of the interest rate cap agreements, with a notional amount of SGD 50.0 million (approximately $39.4 million at exchange rates in effect on December 31, 2013), was extended until August 2013. During 2009, the Company entered into 14 additional interest rate cap agreements, with a combined notional amount of SGD 850.0 million (approximately $670.2 million at exchange rates in effect on December 31, 2013), all of which had three-year terms and expired between March and December 2012. During 2010, the Company entered into seven additional interest rate cap agreements, with a combined notional amount of SGD 365.0 million (approximately $287.8 million at exchange rates in effect on December 31, 2013), all of which had three-year terms and expired between January and June 2013. During 2011, the Company entered into 12 additional interest rate cap agreements, with a combined notional amount of SGD 1.15 billion (approximately $906.7 million at exchange rates in effect on December 31, 2013), all of which have three-year terms and expire between May and August 2014. During 2012, the Company entered into three additional interest rate cap agreements, with a combined notional amount of SGD 200.0 million (approximately $157.7 million at exchange rates in effect on December 31, 2013), all of which have three-year terms and expire between April and May 2015. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rate (which range from 3.0% to 4.5%) as stated in such agreements. There was no net effect on interest expense as a result of these interest rate cap agreements for the years ended December 31, 2013, 2012 and 2011.
The 2012 Singapore Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The 2012 Singapore Credit Facility also requires MBS to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense and a positive net worth requirement. The maximum leverage ratio is 3.5x for the quarterly periods ending December 31, 2013 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity.The 2012 Singapore Credit Facility also contains events of default customary for such financings.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Proceeds from 2013 U.S. Credit Facility	$2,828,750	$—	$—
Proceeds from Senior Secured Credit Facility	250,000	400,000	—
Proceeds from 2012 Singapore Credit Facility	104,357	3,951,486	—
Proceeds from 2011 VML Credit Facility	—	—	3,201,535
	$3,183,107	$4,351,486	$3,201,535
Repayments on Senior Secured Credit Facility	$(3,073,038)	$(425,555)	$(28,937)
Repayments on 2012 Singapore Credit Facility	(430,504)	—	—
Repayments on Singapore Credit Facility	—	(3,635,676)	(418,564)
Repayments on VML Credit Facility	—	—	(2,060,819)
Repayments on VOL Credit Facility	—	—	(749,660)
Redemption or repurchase and cancellation of Senior Notes	—	(189,712)	—
Repayments on Airplane Financings	(3,688)	(3,688)	(3,688)
Repayments on Ferry Financing	—	(140,337)	(35,002)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(5,802)	(4,730)	(3,640)
	$(3,513,032)	$(4,399,698)	$(3,300,310)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt outstanding as of December 31, 2013, are summarized as follows (in thousands):

	Capital Lease Obligations	Long-term Debt
2014	$6,418	$372,727
2015	5,182	1,565,461
2016	4,824	3,018,677
2017	3,449	1,239,404
2018	2,357	1,410,417
Thereafter	11,561	2,137,500
	33,791	9,744,186
Less — amount representing interest	(6,468)	—
Total	$27,323	$9,744,186
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2013 and 2012, was approximately $9.72 billion and $10.12 billion, respectively, compared to its carrying value of $9.74 billion and $10.20 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
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
During the year ended December 31, 2013, the remaining 3,500 Warrants were exercised to purchase an aggregate of 64,562 shares of the Company’s common stock at $6.00 per share and $0.3 million in cash was received as settlement of the Warrant exercise price.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A summary of the Company’s Preferred Stock issued its Principal Stockholder’s family for the year ended December 31, 2011, is presented below (in thousands, except number of shares):

	Number of Shares	Amount
Balance as of January 1, 2011	5,250,000	$503,379
Accretion to redemption value	—	80,975
Dividends declared, net of amounts previously accrued	—	45,646
Dividends paid	—	(52,500)
Redemption of preferred stock	(5,250,000)	(577,500)
Balance as of December 31, 2011	—	$—
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
Redemption of Preferred Stock
In August 2011, the Company’s Board of Directors approved the redemption of all outstanding Preferred Stock and on November 15, 2011, the Company paid $763.0 million to redeem all of the Preferred Stock outstanding and recorded a redemption premium of $88.8 million during the year ended December 31, 2011.
Common Stock
Dividends
On March 29, June 28, September 27 and December 31, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the year ended December 31, 2013, the Company recorded $1.15 billion as a distribution against retained earnings (of which $604.2 million related to the Principal Stockholder’s family and the remaining $548.9 million related to all other shareholders).
On March 30, June 29, September 28 and December 28, 2012, the Company paid a dividend of $0.25 per common share as part of a regular cash dividend program. On December 18, 2012, the Company paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, the Company recorded $3.09 billion as a distribution against retained earnings (of which $1.62 billion related to the Principal Stockholder’s family and the remaining $1.47 billion related to all other shareholders).
On January 28, 2014, as part of a regular cash dividend program, the Company’s Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $406 million) to be paid on March 31, 2014, to shareholders of record on March 21, 2014.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repurchase Program
In June 2013, the Company’s Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2013, the Company repurchased 8,570,281 shares of its common stock for $570.5 million (including commissions) under this program. Subsequent to year end through February 28, 2014, the Company repurchased 8,224,255 shares of its common stock for $663.8 million (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury shares.
Rollfoward of Shares of Common Stock and Preferred Stock Issued to Public
A summary of the outstanding shares of common stock and preferred stock issued to the public is as follows:

	Preferred Stock	Common Stock
Balance as of January 1, 2011	3,614,923	707,507,982
Exercise of stock options	—	2,549,131
Issuance of restricted stock	—	1,250,381
Forfeiture of unvested restricted stock	—	(11,500)
Exercise of warrants	(1,192,100)	21,953,704
Repurchases and redemption of preferred stock	(2,422,823)	—
Balance as of December 31, 2011	—	733,249,698
Exercise of stock options	—	2,387,831
Issuance of restricted stock	—	516,556
Forfeiture of unvested restricted stock	—	(12,000)
Exercise of warrants	—	88,155,671
Balance as of December 31, 2012	—	824,297,756
Exercise of stock options	—	2,777,127
Issuance of restricted stock	—	146,848
Forfeiture of unvested restricted stock	—	(13,076)
Repurchase of common stock	—	(8,570,281)
Exercise of warrants	—	64,562
Balance as of December 31, 2013	—	818,702,936
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
Noncontrolling Interests
SCL
On February 28 and June 21, 2013, SCL paid a dividend of HKD 0.67 and HKD 0.66 per share, respectively (a total of $1.38 billion), to SCL shareholders (of which the Company retained $970.2 million).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 28 and June 22, 2012, SCL paid a dividend of HKD 0.58 per share (a total of $1.20 billion), to SCL shareholders (of which the Company retained $844.4 million).
On January 24, 2014, the Board of Directors of SCL declared a dividend of HKD 0.87 per share and a special dividend of HKD 0.77 per share (a total of $1.71 billion, of which the Company retained $1.20 billion) to SCL shareholders of record on February 14, 2014, which was paid on February 26, 2014.
Other
In June 2011, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $3.7 million, which is included in loss on disposal of assets during the year ended December 31, 2011. In addition, during the years ended December 31, 2013, 2012 and 2011, the Company distributed $11.9 million, $10.5 million and $10.4 million, respectively, to certain of its noncontrolling interests.
Note 10 — Income Taxes
Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Foreign	$3,109,982	$2,089,243	$2,149,538
Domestic	33,530	(26,667)	(54,715)
Total income before income taxes	$3,143,512	$2,062,576	$2,094,823
The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Foreign:
Current	$195,154	$163,199	$120,502
Deferred	(6,318)	17,848	91,706
Federal:
Current	(2,073)	12,379	232
Deferred	2,073	(12,660)	(779)
State:
Current	—	(3)	43
Deferred	—	—	—
Total income tax expense	$188,836	$180,763	$211,704
The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(21.1)%	(20.8)%	(21.0)%
U.S. foreign tax credits	(19.0)%	(162.1)%	(4.0)%
Repatriation of foreign earnings	14.6%	110.5%	2.4%
Tax exempt income of foreign subsidiary (Macao)	(9.6)%	(10.0)%	(7.6)%
Change in valuation allowance	6.0%	54.3%	2.7%
Change in uncertain tax positions	—%	0.7%	0.1%
Other, net	0.1%	1.2%	2.5%
Effective tax rate	6.0%	8.8%	10.1%
The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2018. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to Las Vegas Sands Corp. would have been reduced by $207.7 million, $139.8 million and $108.6 million, and diluted earnings per share would have been reduced by $0.25, $0.17 and $0.13 per share for the years ended December 31, 2013, 2012 and 2011, respectively. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013 that provides for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on December 31, 2013) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. The Company has requested an additional agreement with the Macao government through 2018 to correspond to the income tax exemption for gaming operations; however, there is no assurance that the Company will receive the agreement. In September 2013, the Company and the Internal Revenue Service ("IRS") entered into a Pre-Filing Agreement providing that the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The primary tax affected components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
U.S. foreign tax credit carryforwards	$1,280,121	$1,199,794
Net operating loss carryforwards	245,652	193,638
Stock-based compensation	46,952	47,197
Pre-opening expenses	39,409	49,103
Accrued expenses	36,746	24,868
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	33,008	34,534
Allowance for doubtful accounts	26,392	25,156
State deferred items	14,109	13,976
Other tax credit carryforwards	181	4,313
Other	6,362	5,456
	1,728,932	1,598,035
Less — valuation allowances	(1,519,268)	(1,390,900)
Total deferred tax assets	209,664	207,135
Deferred tax liabilities:
Property and equipment	(338,284)	(323,674)
Prepaid expenses	(8,966)	(556)
Other	(35,113)	(23,271)
Total deferred tax liabilities	(382,363)	(347,501)
Deferred tax liabilities, net	$(172,699)	$(140,366)
The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2013 and 2012, the Company has windfall tax benefits of $273.1 million and $171.5 million, respectively, which are not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.
During the year ended December 31, 2013, certain wholly owned foreign subsidiaries paid dividends resulting in incremental U.S. taxable income. The receipt of the dividends did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the dividends. In addition, the dividends generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2013. The Company’s U.S. foreign tax credits were $1.42 billion and $1.20 billion as of December 31, 2013 and 2012, respectively, which will begin to expire in 2021. The Company’s state net operating loss carryforwards were $242.1 million and $220.7 million as of December 31, 2013 and 2012, respectively, which will begin to expire in 2024. The Company’s U.S. general business credits were $0.2 million and $4.3 million as of December 31, 2013 and 2012, respectively, which will begin to expire in 2024. There was a valuation allowance of $1.30 billion and $1.18 billion as of December 31, 2013 and 2012, respectively, provided on the net U.S. deferred tax assets, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition. Net operating loss carryforwards for the Company’s foreign subsidiaries were $1.99 billion and $1.56 billion as of December 31, 2013 and 2012, respectively, which begin to expire in 2014. There are valuation allowances of $217.8 million and $209.4 million, as of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2013 and 2012, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of the undistributed earnings of its foreign subsidiaries attributable to periods before January 1, 2013, which demonstrates such earnings will be indefinitely reinvested in the applicable jurisdictions. The Company does not consider current year's tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. As of December 31, 2013 and 2012, the amount of earnings and profits of foreign subsidiaries that the Company does not intend to repatriate was $5.94 billion and $4.27 billion, respectively. Should these earnings be distributed in the form of dividends or otherwise, the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income taxes and other foreign taxes that would result from a distribution. The Company's cumulative temporary difference is less than its earnings and profits.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance at the beginning of the year	$59,338	$43,411	$35,769
Additions to tax positions related to prior years	4,431	8,959	4,450
Reductions to tax positions related to prior years	(12,063)	—	(35)
Additions to tax positions related to current year	5,706	6,968	3,736
Settlements	(753)	—	(417)
Lapse in statutes of limitations	—	—	(92)
Balance at the end of the year	$56,659	$59,338	$43,411
As of December 31, 2013, unrecognized tax benefits of $43.4 million were recorded as reductions to the U.S. foreign tax credit deferred tax asset. No such amounts were recorded as of December 31, 2012. As of December 31, 2011, unrecognized tax benefits of $8.9 million were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2013, 2012 and 2011, unrecognized tax benefits of $13.3 million, $59.3 million and $34.5 million, respectively, were recorded in other long-term liabilities.
Included in the balance as of December 31, 2013, 2012 and 2011, are $47.3 million, $47.8 million and $33.9 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. In January 2013, the IRS completed through the appeals process its examination of tax years 2005 through 2009. The Company decreased its unrecognized tax benefits by $9.3 million due to the conclusion of the IRS audit. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax years 2010 and 2011. The Company is subject to examination for tax years after 2008 in Macao and Singapore and for tax years after 2009 in the U.S. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and that will impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2013 and 2012.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013
Cash equivalents(1)	$2,255,951	$2,255,951	$—	$—
Interest rate caps(2)	$159	$—	$159	$—
As of December 31, 2012
Cash equivalents(1)	$1,377,330	$1,377,330	$—	$—
Interest rate caps(2)	$218	$—	$218	$—
_________________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of December 31, 2013 and 2012, the Company has 22 and 30 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.2 million, based on quoted market values from the institutions holding the agreements.

Note 12 — Mall Sales
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Las Vegas (formerly referred to as "The Grand Canal Shoppes') and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2013, 2012 and 2011, $1.2 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During each of the years ended December 31, 2013, 2012 and 2011, $3.5 million of this deferred item was amortized as an offset to convention, retail and other expense.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2014	$7,725
2015	7,497
2016	7,497
2017	7,497
2018	7,497
Thereafter	83,810
$121,523
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes (formerly referred to as The Shoppes at The Palazzo) to GGP and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295.4 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2013, the Company was obligated to make future payments of approximately $0.8 million annually for the year ended December 31, 2014, approximately $0.9 million annually for the three years ended December 31, 2017, and $0.5 million for the year ended December 31, 2018. In accordance with related accounting standards, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $268.5 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2013, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
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
On October 15, 2004, Richard Suen and Round Square Company Limited ("RSC") filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court of Clark County requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court of Clark County denied the Company’s motion. On October 17, 2013, the Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company's opening appellate brief with the Supreme Court is due to be filed on April 14, 2014. The Company believes that it has valid bases in law and fact to appeal these verdicts. As a result, the Company believes that the likelihood that the amount of the judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court of Clark County granted defendants motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court of Clark County ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court of Clark County until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court of Clark County scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court of Clark County vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have been fully briefed to the Nevada Supreme Court as of the date of this filing). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court of Clark County’s dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. On January 29, 2014, the defendants filed Supplemental Authority and a Motion to Recall Mandate with the Nevada Supreme Court to (i) inform the Nevada Supreme Court of a recently decided U.S. Supreme Court case involving similar jurisdictional issues to this matter and (ii) given this new precedent, to review anew its August 26, 2011, writ of mandamus to the District Court of Clark County, respectively. On February 27, 2014, the Nevada Supreme Court ruled in favor of the Company on the January Writ. On March 3, 2014, the Nevada Supreme Court is scheduled

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to hear oral arguments on the April and June Writs. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of December 31, 2013.
The investigation by the Audit Committee is complete. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing Defendants’ Motion for Partial Reconsideration of the Court’s Order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants motions to dismiss. On December 13, 2013, the defendants filed their answer to the second amended complaint. Discovery in the matter has re-started. On January 8, 2014, plaintiffs filed a motion to expand the certified class period. On February 3, 2014, the judge agreed to the parties' stipulation to defer briefing on the issue of expanding the class period until the U.S. Supreme Court issues a decision in the case of Halliburton Co. v. Erica P. John Fund, Inc. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013, status hearing. On July 22, 2013, the Court extended the stay until December 2, 2013, and then on December 2, 2013, extended it again until March 3, 2014. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court for the District of Nevada against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Company’s board of directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss on February 13, 2014. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.6 million at exchange rates in effect on December 31, 2013) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

injunctive action (the “Nevada Action”) against AAEC in the U.S. District Court seeking to enjoin AAEC from proceeding with the Macao Action based on AAEC’s filing, and the U.S. District Court’s dismissal, of the Prior Action. On June 14, 2012, the U.S. District Court issued an order that denied the motions requesting the Nevada Action, thereby effectively dismissing the Nevada Action.
On August 1, 2012, SCL filed an announcement with the SEHK stating that SCL’s subsidiary, VML, has received a notification from the Office for Personal Data Protection of the Macao government (the “OPDP”) indicating that the OPDP has launched an official investigation procedure in relation to the alleged transfer from Macao by VML to the United States of certain data contrary to the Personal Data Protection Act (Macau). On April 13, 2013, the OPDP presented its findings and VML received a cumulative fine of 40,000 patacas (approximately $5,008 at exchange rates in effect on December 31, 2013). VML paid the fine as levied by the OPDP.
The Company previously received subpoenas from the U.S. Attorney’s Office for the Central District of California (the “USAO”) requesting the production of documents relating to two prior customers of the Company’s properties. In August 2013, the USAO completed its investigation and entered into an agreement with the Company, whereby the Company agreed to voluntarily return $47.4 million to the U.S. Treasury, which represented funds received from or on behalf of one of its customers, and provide written reports to the USAO regarding certain of its casino-related activities. The amount has been paid during the year ended December 31, 2013, and the matter has been closed.
On February 11, 2014, the Company disclosed that it was the victim of a sophisticated cyber-attack on its computer networks in the United States. As a result of this criminal attack, the U.S. government has commenced investigations into the source of the attack. In addition, the Company is working with internal and external forensic information technology systems experts in connection with this effort. As a result of the investigations and the Company’s efforts, which are ongoing, the Company has learned as of the date of the filing of this Annual Report on Form 10-K that certain customer and employee data was compromised at its Bethlehem facility and other data may have been stolen in the attack as well as that the attack may have destroyed certain other Company data. The Company is cooperating fully with the investigations. Based on the preliminary status of the investigations and the absence of claims asserted thus far, management is currently unable to determine the probability of the outcome of any matters relating to the cyber-attack, the extent of materiality or the range of reasonably possible loss, if any.
Macao Concession and Subconcession
On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement that was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including the Sands Macao, The Venetian Macao, the Plaza Casino at the Four Seasons Macao, and Sands Cotai Central, separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one year prior notice.
Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2013). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,558, $18,779 and $125, respectively, at exchange rates in effect on December 31, 2013), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2013). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2013, the Company was obligated under its subconcession to make minimum future payments of approximately $43.8 million in each of the next five years and approximately $153.4 million thereafter. These amounts are expected to increase as the Company completes its remaining Cotai Strip developments.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating Leases
The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year. As of December 31, 2013, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2014	$15,539
2015	9,253
2016	5,071
2017	3,793
2018	3,640
Thereafter	102,300
Total minimum payments	$139,596
Expenses incurred under operating lease agreements, including those that are short-term and variable-rate in nature, totaled $67.5 million, $51.4 million and $43.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Ventures and Commitments
The Company has entered into employment agreements with nine of its executive officers, with remaining terms of one to four years. As of December 31, 2013, the Company was obligated to make future payments of $10.2 million, $5.2 million, $2.4 million and $0.2 million during the years ended December 31, 2014, 2015, 2016 and 2017, respectively.
During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2013, the Company was obligated under these agreements to make future payments of approximately $0.4 million in each of the next five years and $4.8 million thereafter.
Malls and Other
The Company leases space at several of its integrated resorts to various third parties. These leases are non-cancelable operating leases with lease periods that vary from 1 month to 25 years. The leases include minimum base rents with escalated contingent rent clauses. At December 31, 2013, the future minimum rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2013):

2014	$334,229
2015	304,708
2016	248,691
2017	195,754
2018	150,321
Thereafter	402,847
Total minimum future rentals	$1,636,550
The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $129.1 million, $109.0 million and $82.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 14 — Stock-Based Employee Compensation
The Company has three nonqualified stock option plans, the 1997 Plan, the 2004 Plan and the SCL Equity Plan, which are described below. The plans provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Board of Directors agreed not to grant any additional stock options under the 1997 Plan following the initial public offering and there were no options outstanding under it during the year ended December 31, 2012. In February 2013, the Board of Directors approved the dissolution of the 1997 Plan.
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan has a term of ten years and no further awards may be granted after the expiration of the term. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2013, there were 6,413,843 shares available for grant under the 2004 Plan.
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
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2013, there were 769,242,301 shares available for grant under the SCL Equity Plan.
Stock option awards are granted with an exercise price not less than (i) the closing price of SCL’s stock on the date of grant or (ii) the average closing price of SCL’s stock for the five business days immediately preceding the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on a combination of SCL's historical volatilities and the historical volatilities from a selection of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

companies from SCL’s peer group due to SCL’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Exchange Fund Note rate in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
LVSC 2004 Plan:
Weighted average volatility	94.8%	95.2%	94.4%
Expected term (in years)	5.5	5.5	6.3
Risk-free rate	1.3%	1.1%	2.7%
Expected dividends	2.5%	1.9%	—%
SCL Equity Plan:
Weighted average volatility	67.7%	70.0%	69.2%
Expected term (in years)	6.3	6.2	6.3
Risk-free rate	0.7%	0.5%	1.3%
Expected dividends	3.1%	4.0%	—%
A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2013, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
LVSC 2004 Plan:
Outstanding as of January 1, 2013	9,790,460	$40.16
Granted	287,558	56.55
Exercised	(2,777,127)	18.08
Forfeited	(393,700)	49.43
Outstanding as of December 31, 2013	6,907,191	$49.18	4.33	$212,321,939
Exercisable as of December 31, 2013	5,426,053	$50.87	3.50	$159,166,034
SCL Equity Plan:
Outstanding as of January 1, 2013	23,323,640	$2.66
Granted	4,536,800	5.60
Exercised	(7,779,586)	2.48
Forfeited	(2,473,808)	2.79
Outstanding as of December 31, 2013	17,607,046	$3.49	8.01	$81,620,386
Exercisable as of December 31, 2013	3,059,475	$2.37	7.13	$17,600,866

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the unvested restricted stock and stock units under the Company’s equity award plans for the year ended December 31, 2013, is presented below:

	Shares	Weighted Average Grant Date Fair Value
LVSC 2004 Plan:
Unvested restricted stock as of January 1, 2013	1,116,697	$47.82
Granted	46,848	54.72
Vested	(337,756)	46.89
Transfer from restricted stock units	100,000	23.89
Forfeited	(13,076)	44.36
Unvested restricted stock as of December 31, 2013	912,713	$45.94
Unvested restricted stock units as of January 1, 2013	374,500	$28.35
Granted	123,207	58.82
Vested	—	—
Transfer to restricted stock	(100,000)	23.89
Forfeited	(10,000)	55.98
Unvested restricted stock units as of December 31, 2013	387,707	$38.47
SCL Equity Plan:
Unvested restricted stock units as of January 1, 2013	—	$—
Granted	2,608,400	6.64
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of December 31, 2013	2,608,400	$6.64
As of December 31, 2013, under the 2004 Plan there was $19.0 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $29.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.
As of December 31, 2013, under the SCL Equity Plan there was $16.2 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options and there was $16.0 million of unrecognized compensation cost related to unvested restricted stock units. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.2 years and 3.5 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2013 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2013	2012	2011
Compensation expense:
Stock options	$32,549	$35,777	$44,691
Restricted stock and stock units	20,828	29,651	18,023
	$53,377	$65,428	$62,714
Income tax benefit recognized in the consolidated statements of operations	$—	$—	$—
Compensation cost capitalized as part of property and equipment	$941	$938	$576
LVSC 2004 Plan:
Stock options granted	288	537	263
Weighted average grant date fair value	$35.76	$36.17	$36.31
Restricted stock granted	47	517	1,250
Weighted average grant date fair value	$54.72	$52.97	$45.42
Restricted stock units granted	123	333	42
Weighted average grant date fair value	$58.82	$25.98	$47.15
Stock options exercised:
Intrinsic value	$129,149	$84,761	$89,814
Cash received	$50,223	$34,668	$23,238
Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—
SCL Equity Plan:
Stock options granted	4,537	7,762	9,987
Weighted average grant date fair value	$2.63	$1.65	$1.71
Restricted stock units granted	2,608,400	—	—
Weighted average grant date fair value	$6.64	$—	$—
Stock options exercised:
Intrinsic value	$25,786	$12,261	$1,699
Cash received	$19,373	$11,572	$2,267
Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—
Note 15 — Employee Benefit Plans
The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the accompanying consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all eligible employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. For the years ended December 31, 2013, 2012 and 2011, the Company’s matching contributions under the savings plan were $8.2 million, $4.7 million and $7.9 million, respectively.
Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the years ended December 31, 2013, 2012 and 2011, VML’s contributions into the provident fund were $28.6 million, $22.9 million and $16.0 million, respectively.
Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. As of December 31, 2013, MBS contributes 16% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2013, 2012 and 2011, MBS’s contributions into the provident fund were $40.4 million, $32.8 million and $30.7 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16 — Related Party Transactions
During the years ended December 31, 2013, 2012 and 2011, the Principal Stockholder and his family purchased certain lodging, banquet room, catering goods and services and procurement services from the Company for approximately $1.7 million, $1.3 million and $0.5 million, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company incurred and paid certain expenses totaling $11.4 million, $11.7 million and $16.5 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2013, 2012 and 2011, the Company charged and received from the Principal Stockholder $17.6 million, $15.4 million and $15.2 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes. See “— Note 9 — Equity — Other Equity Transactions” regarding the Company’s purchase of a Boeing 747 airplane from an entity controlled by the Principal Stockholder in June 2012.
On November 15, 2011, the Company paid $577.5 million to redeem all of the Preferred Stock held by the Principal Stockholder’s family. On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding Warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the Warrant exercise price. See “— Note 9 — Equity — Preferred Stock and Warrants — Preferred Stock Issued to Principal Stockholder’s Family.”
During the year ended December 31, 2003, the Company purchased the lease interest and assets of Carnevale Coffee Bar, LLC, in which the Principal Stockholder is a partner, for $3.1 million, payable in installments of $0.6 million during 2003, and approximately $0.3 million annually over 10 years, beginning in 2004 through September 1, 2013.
Note 17 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao and the remaining phase of Sands Cotai Central in Macao, and the Las Vegas Condo Tower (which construction is currently suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information is as follows as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Revenues
Macao:
The Venetian Macao	$3,851,230	$3,037,975	$2,827,174
Sands Cotai Central	2,698,430	1,052,124	—
Four Seasons Macao	1,065,405	1,086,456	678,293
Sands Macao	1,237,016	1,250,552	1,282,201
Other Asia	139,572	148,330	147,323
	8,991,653	6,575,437	4,934,991
Marina Bay Sands	2,968,366	2,886,139	2,921,863
United States:
Las Vegas Operating Properties	1,518,024	1,384,629	1,324,505
Sands Bethlehem	496,738	470,458	399,900
	2,014,762	1,855,087	1,724,405
Intersegment eliminations	(204,896)	(185,531)	(170,514)
Total net revenues	$13,769,885	$11,131,132	$9,410,745

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2012	2011
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$1,499,937	$1,143,245	$1,022,778
Sands Cotai Central	739,723	213,476	—
Four Seasons Macao	305,040	288,170	217,923
Sands Macao	362,858	350,639	351,877
Other Asia	(3,855)	(15,950)	(15,143)
	2,903,703	1,979,580	1,577,435
Marina Bay Sands	1,384,576	1,366,245	1,530,623
United States:
Las Vegas Operating Properties	351,739	331,182	333,295
Sands Bethlehem	123,337	114,055	90,802
	475,076	445,237	424,097
Total adjusted property EBITDA	4,763,355	3,791,062	3,532,155
Other Operating Costs and Expenses
Stock-based compensation	(30,053)	(30,772)	(31,467)
Legal settlement	(47,400)	—	—
Corporate	(189,535)	(207,030)	(185,694)
Pre-opening	(13,339)	(143,795)	(65,825)
Development	(15,809)	(19,958)	(11,309)
Depreciation and amortization	(1,007,468)	(892,046)	(794,404)
Amortization of leasehold interests in land	(40,352)	(40,165)	(43,366)
Impairment loss	—	(143,674)	—
Loss on disposal of assets	(11,156)	(2,240)	(10,203)
Operating income	3,408,243	2,311,382	2,389,887
Other Non-Operating Costs and Expenses
Interest income	16,337	23,252	14,394
Interest expense, net of amounts capitalized	(271,211)	(258,564)	(282,949)
Other income (expense)	4,321	5,740	(3,955)
Loss on modification or early retirement of debt	(14,178)	(19,234)	(22,554)
Income tax expense	(188,836)	(180,763)	(211,704)
Net income	$2,954,676	$1,881,813	$1,883,119
_________________________

(1)
Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, legal settlement expense (see "— Note 13 — Commitments and Contingencies — Litigation"), corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Year Ended December 31,
	2013	2012	2011
Intersegment Revenues
Macao:
The Venetian Macao	$5,296	$5,125	$3,923
Sands Cotai Central	356	251	—
Other Asia	34,120	32,748	36,888
	39,772	38,124	40,811
Marina Bay Sands	9,548	3,449	1,298
Las Vegas Operating Properties	155,576	143,958	128,405
Total intersegment revenues	$204,896	$185,531	$170,514

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2012	2011
Capital Expenditures
Corporate and Other	$41,152	$100,887	$23,062
Macao:
The Venetian Macao	96,172	112,351	28,018
Sands Cotai Central	262,540	862,951	842,962
Four Seasons Macao	15,003	28,143	31,092
Sands Macao	26,491	25,076	7,690
Other Asia	1,319	1,193	5,553
The Parisian Macao	212,842	20,393	39
	614,367	1,050,107	915,354
Marina Bay Sands	142,706	119,647	466,144
United States:
Las Vegas Operating Properties	93,191	156,205	47,666
Sands Bethlehem	6,695	22,388	56,267
	99,886	178,593	103,933
Total capital expenditures	$898,111	$1,449,234	$1,508,493

	December 31,
	2013	2012	2011
Total Assets
Corporate and Other	$630,673	$586,788	$644,645
Macao:
The Venetian Macao	4,367,533	3,254,193	3,199,194
Sands Cotai Central	4,669,358	4,791,560	4,333,406
Four Seasons Macao	1,273,654	1,338,714	1,267,977
Sands Macao	383,444	414,531	485,231
Other Asia	328,332	345,522	328,415
The Parisian Macao	376,014	118,975	96,017
Other Development Projects	169	123	110,133
	11,398,504	10,263,618	9,820,373
Marina Bay Sands	6,354,231	6,941,510	6,794,258
United States:
Las Vegas Operating Properties	3,653,127	3,605,513	4,105,618
Sands Bethlehem	687,729	766,223	879,229
	4,340,856	4,371,736	4,984,847
Total assets	$22,724,264	$22,163,652	$22,244,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2013	2012	2011
Total Long-Lived Assets
Corporate and Other	$388,448	$398,100	$312,860
Macao:
The Venetian Macao	1,925,040	1,968,415	2,002,751
Sands Cotai Central	3,772,095	3,836,471	3,053,551
Four Seasons Macao	928,396	971,732	1,006,441
Sands Macao	279,395	285,344	291,620
Other Asia	189,136	202,392	216,030
The Parisian Macao	376,014	118,912	96,017
Other Development Projects	—	—	101,062
	7,470,076	7,383,266	6,767,472
Marina Bay Sands	5,277,126	5,657,351	5,471,376
United States:
Las Vegas Operating Properties	3,073,793	3,179,426	3,244,090
Sands Bethlehem	578,329	607,346	625,649
	3,652,122	3,786,772	3,869,739
Total long-lived assets	$16,787,772	$17,225,489	$16,421,447
Note 18 — Condensed Consolidating Financial Information
LVSLLC, as the issuer and primary obligor of the 2013 U.S. Credit Facility, VCR, Venetian Marketing, Inc., Sands Expo & Convention Center, Inc. (formerly Interface Group-Nevada, Inc.) and Sands Pennsylvania, Inc. (collectively, the “Restricted Subsidiaries”), are all guarantors under the 2013 U.S. Credit Facility. The noncontrolling interest amounts included in the Restricted Subsidiaries’ condensed consolidating financial information are related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR), was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $29.3 million (consisting of $239.3 million of property and equipment, offset by $268.6 million of liabilities consisting primarily of deferred proceeds from the sale) and $17.3 million (consisting of $250.8 million of property and equipment, offset by $268.1 million of liabilities consisting primarily of deferred proceeds from the sale) as of December 31, 2013 and 2012, respectively, and a net loss (consisting primarily of depreciation expense) of $12.9 million, $15.1 million and $19.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.
In connection with the refinancing of the Senior Secured Credit Facility, there has been a change in the group of subsidiaries that are the Restricted Subsidiaries, to exclude Palazzo Condo Tower, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC. Accordingly, the Company has reclassified the prior periods to conform with the current presentation of the Restricted Subsidiaries.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$50,180	$315,489	$3,234,745	$—	$3,600,414
Restricted cash and cash equivalents	—	—	6,839	—	6,839
Intercompany receivables	271,993	236,259	—	(508,252)	—
Intercompany notes receivables	—	—	251,537	(251,537)	—
Accounts receivable, net	11,815	295,333	1,454,962	—	1,762,110
Inventories	3,895	12,609	25,442	—	41,946
Deferred income taxes, net	7,509	37,233	—	(44,742)	—
Prepaid expenses and other	21,311	11,592	71,327	—	104,230
Total current assets	366,703	908,515	5,044,852	(804,531)	5,515,539
Property and equipment, net	155,806	3,056,678	12,146,469	—	15,358,953
Investments in subsidiaries	7,568,252	6,112,507	—	(13,680,759)	—
Deferred financing costs, net	181	30,737	155,046	—	185,964
Intercompany receivables	483	38,931	—	(39,414)	—
Intercompany notes receivable	—	1,081,710	—	(1,081,710)	—
Deferred income taxes, net	—	—	—	13,821	13,821
Leasehold interests in land, net	—	—	1,428,819	—	1,428,819
Intangible assets, net	690	—	101,391	—	102,081
Other assets, net	264	22,288	96,535	—	119,087
Total assets	$8,092,379	$11,251,366	$18,973,112	$(15,592,593)	$22,724,264
Accounts payable	$8,381	$25,679	$85,134	$—	$119,194
Construction payables	2,161	3,226	236,173	—	241,560
Intercompany payables	—	278,309	229,943	(508,252)	—
Intercompany notes payable	251,537	—	—	(251,537)	—
Accrued interest payable	77	224	6,250	—	6,551
Other accrued liabilities	54,071	224,759	1,916,036	—	2,194,866
Income taxes payable	—	17	176,661	—	176,678
Deferred income taxes	—	—	58,051	(44,742)	13,309
Current maturities of long-term debt	3,688	24,892	348,927	—	377,507
Total current liabilities	319,915	557,106	3,057,175	(804,531)	3,129,665
Other long-term liabilities	3,775	10,175	98,245	—	112,195
Intercompany payables	—	—	39,414	(39,414)	—
Intercompany notes payable	—	—	1,081,710	(1,081,710)	—
Deferred income taxes	39,523	54,668	65,199	13,821	173,211
Deferred amounts related to mall transactions	—	425,912	—	—	425,912
Long-term debt	63,672	2,823,269	6,495,811	—	9,382,752
Total liabilities	426,885	3,871,130	10,837,554	(1,911,834)	13,223,735
Total Las Vegas Sands Corp. stockholders’ equity	7,665,494	7,379,831	6,300,928	(13,680,759)	7,665,494
Noncontrolling interests	—	405	1,834,630	—	1,835,035
Total equity	7,665,494	7,380,236	8,135,558	(13,680,759)	9,500,529
Total liabilities and equity	$8,092,379	$11,251,366	$18,973,112	$(15,592,593)	$22,724,264

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$7,962	$182,402	$2,322,402	$—	$2,512,766
Restricted cash and cash equivalents	—	1	4,520	—	4,521
Intercompany receivables	209,961	256,409	—	(466,370)	—
Intercompany notes receivable	—	1,100,000	237,161	(1,337,161)	—
Accounts receivable, net	6,646	259,691	1,552,923	—	1,819,260
Inventories	3,501	13,081	27,293	—	43,875
Deferred income taxes, net	5,687	36,900	—	(40,288)	2,299
Prepaid expenses and other	13,257	12,223	69,313	—	94,793
Total current assets	247,014	1,860,707	4,213,612	(1,843,819)	4,477,514
Property and equipment, net	173,065	3,157,605	12,436,078	—	15,766,748
Investments in subsidiaries	7,045,198	4,675,328	—	(11,720,526)	—
Deferred financing costs, net	238	12,528	201,699	—	214,465
Restricted cash and cash equivalents	—	—	1,938	—	1,938
Intercompany receivables	6,109	56,302	—	(62,411)	—
Intercompany notes receivable	—	928,728	—	(928,728)	—
Deferred income taxes, net	3,665	—	—	39,615	43,280
Leasehold interests in land, net	—	—	1,458,741	—	1,458,741
Intangible assets, net	690	—	69,928	—	70,618
Other assets, net	243	18,403	111,702	—	130,348
Total assets	$7,476,222	$10,709,601	$18,493,698	$(14,515,869)	$22,163,652
Accounts payable	$9,948	$25,007	$71,543	$—	$106,498
Construction payables	5,318	7,646	330,408	—	343,372
Intercompany payables	—	173,893	292,477	(466,370)	—
Intercompany notes payable	237,161	—	1,100,000	(1,337,161)	—
Accrued interest payable	82	1,050	14,410	—	15,542
Other accrued liabilities	42,318	235,889	1,617,276	—	1,895,483
Income taxes payable	—	4	164,122	—	164,126
Deferred income taxes	—	—	40,288	(40,288)	—
Current maturities of long-term debt	3,688	90,649	3,465	—	97,802
Total current liabilities	298,515	534,138	3,633,989	(1,843,819)	2,622,823
Other long-term liabilities	48,506	9,776	75,654	—	133,936
Intercompany payables	—	—	62,411	(62,411)	—
Intercompany notes payable	—	—	928,728	(928,728)	—
Deferred income taxes	—	39,643	106,687	39,615	185,945
Deferred amounts related to mall transactions	—	430,271	—	—	430,271
Long-term debt	67,359	2,753,745	7,311,161	—	10,132,265
Total liabilities	414,380	3,767,573	12,118,630	(2,795,343)	13,505,240
Total Las Vegas Sands Corp. stockholders’ equity	7,061,842	6,941,623	4,778,903	(11,720,526)	7,061,842
Noncontrolling interests	—	405	1,596,165	—	1,596,570
Total equity	7,061,842	6,942,028	6,375,068	(11,720,526)	8,658,412
Total liabilities and equity	$7,476,222	$10,709,601	$18,493,698	$(14,515,869)	$22,163,652

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2013

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$584,372	$10,802,545	$—	$11,386,917
Rooms	—	472,518	908,163	—	1,380,681
Food and beverage	—	197,371	532,888	—	730,259
Mall	—	—	481,400	—	481,400
Convention, retail and other	—	310,276	377,791	(172,888)	515,179
	—	1,564,537	13,102,787	(172,888)	14,494,436
Less — promotional allowances	(1,455)	(91,217)	(629,994)	(1,885)	(724,551)
Net revenues	(1,455)	1,473,320	12,472,793	(174,773)	13,769,885
Operating expenses:
Casino	—	314,966	6,171,744	(2,992)	6,483,718
Rooms	—	157,497	114,449	(4)	271,942
Food and beverage	—	90,507	283,366	(4,303)	369,570
Mall	—	—	73,358	—	73,358
Convention, retail and other	—	106,242	238,296	(26,669)	317,869
Provision for doubtful accounts	—	29,977	207,809	—	237,786
General and administrative	—	341,659	988,927	(846)	1,329,740
Corporate	164,926	1,264	163,287	(139,942)	189,535
Pre-opening	—	911	12,428	—	13,339
Development	15,207	—	619	(17)	15,809
Depreciation and amortization	26,165	186,871	794,432	—	1,007,468
Amortization of leasehold interests in land	—	—	40,352	—	40,352
(Gain) loss on disposal of assets	(12,641)	1,823	21,974	—	11,156
	193,657	1,231,717	9,111,041	(174,773)	10,361,642
Operating income (loss)	(195,112)	241,603	3,361,752	—	3,408,243
Other income (expense):
Interest income	1,155	173,203	18,189	(176,210)	16,337
Interest expense, net of amounts capitalized	(4,269)	(88,972)	(354,180)	176,210	(271,211)
Other income (expense)	(5,282)	(2,322)	11,925	—	4,321
Loss on modification or early retirement of debt	—	(14,178)	—	—	(14,178)
Income from equity investments in subsidiaries	2,416,604	2,119,936	—	(4,536,540)	—
Income before income taxes	2,213,096	2,429,270	3,037,686	(4,536,540)	3,143,512
Income tax benefit (expense)	92,901	(133,519)	(148,218)	—	(188,836)
Net income	2,305,997	2,295,751	2,889,468	(4,536,540)	2,954,676
Net income attributable to noncontrolling interests	—	(2,894)	(645,785)	—	(648,679)
Net income attributable to Las Vegas Sands Corp.	$2,305,997	$2,292,857	$2,243,683	$(4,536,540)	$2,305,997

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$512,647	$8,495,511	$—	$9,008,158
Rooms	—	446,241	707,783	—	1,154,024
Food and beverage	—	173,111	455,417	—	628,528
Mall	—	—	396,927	—	396,927
Convention, retail and other	—	294,047	359,342	(156,357)	497,032
	—	1,426,046	10,414,980	(156,357)	11,684,669
Less — promotional allowances	(1,109)	(84,613)	(466,177)	(1,638)	(553,537)
Net revenues	(1,109)	1,341,433	9,948,803	(157,995)	11,131,132
Operating expenses:
Casino	—	288,999	4,841,526	(2,489)	5,128,036
Rooms	—	138,356	98,951	(4)	237,303
Food and beverage	—	85,206	250,258	(4,254)	331,210
Mall	—	—	68,763	—	68,763
Convention, retail and other	—	84,957	239,904	(20,598)	304,263
Provision for doubtful accounts	—	28,987	210,345	—	239,332
General and administrative	—	268,834	793,916	(815)	1,061,935
Corporate	188,187	413	148,243	(129,813)	207,030
Pre-opening	—	1,909	141,893	(7)	143,795
Development	19,973	—	—	(15)	19,958
Depreciation and amortization	19,921	222,096	650,029	—	892,046
Amortization of leasehold interests in land	—	—	40,165	—	40,165
Impairment loss	—	—	143,674	—	143,674
(Gain) loss on disposal of assets	(1)	389	1,852	—	2,240
	228,080	1,120,146	7,629,519	(157,995)	8,819,750
Operating income (loss)	(229,189)	221,287	2,319,284	—	2,311,382
Other income (expense):
Interest income	281	135,153	21,700	(133,882)	23,252
Interest expense, net of amounts capitalized	(4,841)	(91,870)	(295,735)	133,882	(258,564)
Other income (expense)	(47)	792	4,995	—	5,740
Loss on modification or early retirement of debt	(2,831)	(1,599)	(14,804)	—	(19,234)
Income from equity investments in subsidiaries	1,705,354	1,430,459	—	(3,135,813)	—
Income before income taxes	1,468,727	1,694,222	2,035,440	(3,135,813)	2,062,576
Income tax benefit (expense)	55,366	(78,240)	(157,889)	—	(180,763)
Net income	1,524,093	1,615,982	1,877,551	(3,135,813)	1,881,813
Net income attributable to noncontrolling interests	—	(2,733)	(354,987)	—	(357,720)
Net income attributable to Las Vegas Sands Corp.	$1,524,093	$1,613,249	$1,522,564	$(3,135,813)	$1,524,093

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2011

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$430,758	$7,006,244	$—	$7,437,002
Rooms	—	450,487	549,548	—	1,000,035
Food and beverage	—	186,894	411,929	—	598,823
Mall	—	—	325,123	—	325,123
Convention, retail and other	—	280,349	362,050	(141,048)	501,351
	—	1,348,488	8,654,894	(141,048)	9,862,334
Less — promotional allowances	(720)	(75,238)	(374,060)	(1,571)	(451,589)
Net revenues	(720)	1,273,250	8,280,834	(142,619)	9,410,745
Operating expenses:
Casino	—	266,203	3,744,193	(2,509)	4,007,887
Rooms	—	136,416	73,636	—	210,052
Food and beverage	—	88,485	223,807	(4,846)	307,446
Mall	—	—	59,183	—	59,183
Convention, retail and other	—	87,779	274,582	(24,252)	338,109
Provision for doubtful accounts	—	14,532	135,924	—	150,456
General and administrative	—	254,139	583,472	(687)	836,924
Corporate	165,120	265	130,623	(110,314)	185,694
Pre-opening	—	—	65,833	(8)	65,825
Development	11,312	—	—	(3)	11,309
Depreciation and amortization	18,493	227,400	548,511	—	794,404
Amortization of leasehold interests in land	—	—	43,366	—	43,366
(Gain) loss on disposal of assets	7,662	2,590	(49)	—	10,203
	202,587	1,077,809	5,883,081	(142,619)	7,020,858
Operating income (loss)	(203,307)	195,441	2,397,753	—	2,389,887
Other income (expense):
Interest income	3,702	112,218	9,867	(111,393)	14,394
Interest expense, net of amounts capitalized	(13,856)	(95,993)	(284,493)	111,393	(282,949)
Other income (expense)	171	(1,946)	(2,180)	—	(3,955)
Loss on modification or early retirement of debt	—	(503)	(22,051)	—	(22,554)
Income from equity investments in subsidiaries	1,716,119	1,442,967	—	(3,159,086)	—
Income before income taxes	1,502,829	1,652,184	2,098,896	(3,159,086)	2,094,823
Income tax benefit (expense)	57,294	(57,336)	(211,662)	—	(211,704)
Net income	1,560,123	1,594,848	1,887,234	(3,159,086)	1,883,119
Net income attributable to noncontrolling interests	—	(2,495)	(320,501)	—	(322,996)
Net income attributable to Las Vegas Sands Corp.	$1,560,123	$1,592,353	$1,566,733	$(3,159,086)	$1,560,123

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2013

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$2,305,997	$2,295,751	$2,889,468	$(4,536,540)	$2,954,676
Currency translation adjustment, before and after tax	(89,295)	(75,797)	(89,976)	165,092	(89,976)
Total comprehensive income	2,216,702	2,219,954	2,799,492	(4,371,448)	2,864,700
Comprehensive income attributable to noncontrolling interests	—	(2,894)	(645,104)	—	(647,998)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,216,702	$2,217,060	$2,154,388	$(4,371,448)	$2,216,702

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,524,093	$1,615,982	$1,877,551	$(3,135,813)	$1,881,813
Currency translation adjustment, net of reclassification adjustment and before and after tax	168,974	143,570	172,788	(312,544)	172,788
Total comprehensive income	1,693,067	1,759,552	2,050,339	(3,448,357)	2,054,601
Comprehensive income attributable to noncontrolling interests	—	(2,733)	(358,801)	—	(361,534)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,693,067	$1,756,819	$1,691,538	$(3,448,357)	$1,693,067

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2011

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,560,123	$1,594,848	$1,887,234	$(3,159,086)	$1,883,119
Currency translation adjustment, before and after tax	(35,415)	(28,876)	(32,793)	64,291	(32,793)
Total comprehensive income	1,524,708	1,565,972	1,854,441	(3,094,795)	1,850,326
Comprehensive income attributable to noncontrolling interests	—	(2,495)	(323,123)	—	(325,618)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,524,708	$1,563,477	$1,531,318	$(3,094,795)	$1,524,708

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2013

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$1,693,766	$1,892,021	$4,255,589	$(3,401,964)	$4,439,412
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	1	(383)	—	(382)
Capital expenditures	(29,901)	(91,900)	(776,310)	—	(898,111)
Proceeds from disposal of property and equipment	31,000	121	1,034	—	32,155
Acquisition of intangible assets	—	—	(45,871)	—	(45,871)
Repayments of receivable from non-restricted subsidiaries	—	1,357	—	(1,357)	—
Notes receivable to Las Vegas Sands Corp.	—	—	(251,537)	251,537	—
Repayments of receivable from Las Vegas Sands Corp.	—	—	237,161	(237,161)	—
Dividends received from non-restricted subsidiaries	—	1,383,116	—	(1,383,116)	—
Capital contributions to subsidiaries	(68)	(1,292,416)	—	1,292,484	—
Net cash generated from (used in) investing activities	1,031	279	(835,906)	(77,613)	(912,209)
Cash flows from financing activities:
Proceeds from exercise of stock options	50,223	—	19,373	—	69,596
Repurchase of common stock	(561,150)	—	—	—	(561,150)
Proceeds from exercise of warrants	350	—	—	—	350
Dividends paid	(1,152,690)	—	(411,359)	—	(1,564,049)
Distributions to noncontrolling interests	—	(2,894)	(8,964)	—	(11,858)
Dividends paid to Las Vegas Sands Corp.	—	(1,732,152)	(108,570)	1,840,722	—
Dividends paid to Restricted Subsidiaries	—	—	(2,944,358)	2,944,358	—
Capital contributions received	—	—	1,292,484	(1,292,484)	—
Borrowings from non-restricted subsidiaries	251,537	—	—	(251,537)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,357)	1,357	—
Repayments on borrowings from non-restricted subsidiaries	(237,161)	—	—	237,161	—
Proceeds from 2013 U.S. credit facility	—	2,828,750	—	—	2,828,750
Proceeds from senior secured credit facility	—	250,000	—	—	250,000
Proceeds from 2012 Singapore credit facility	—	—	104,357	—	104,357
Repayments on senior secured credit facility	—	(3,073,038)	—	—	(3,073,038)
Repayments on 2012 Singapore credit facility	—	—	(430,504)		(430,504)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease and other long-term debt	—	(2,350)	(3,452)	—	(5,802)
Payments of deferred financing costs	—	(27,529)	(7,885)	—	(35,414)
Net cash used in financing activities	(1,652,579)	(1,759,213)	(2,500,235)	3,479,577	(2,432,450)
Effect of exchange rate on cash	—	—	(7,105)	—	(7,105)
Increase in cash and cash equivalents	42,218	133,087	912,343	—	1,087,648
Cash and cash equivalents at beginning of year	7,962	182,402	2,322,402	—	2,512,766
Cash and cash equivalents at end of year	$50,180	$315,489	$3,234,745	$—	$3,600,414

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2012

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$2,544,296	$2,177,182	$2,894,423	$(4,558,144)	$3,057,757
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(1)	694	—	693
Capital expenditures	(50,903)	(155,936)	(1,242,395)	—	(1,449,234)
Proceeds from disposal of property and equipment	—	454	2,455	—	2,909
Intercompany receivable to non-restricted subsidiaries	(20,297)	—	—	20,297	—
Repayments of receivable from non-restricted subsidiaries	—	683	—	(683)	—
Notes receivable to Las Vegas Sands Corp.	—	—	(237,161)	237,161	—
Notes receivable to non-restricted subsidiaries	—	(9,773)	—	9,773	—
Dividends received from non-restricted subsidiaries	—	2,564,500	—	(2,564,500)	—
Capital contributions to subsidiaries	(64)	(2,485,000)	—	2,485,064	—
Net cash used in investing activities	(71,264)	(85,073)	(1,476,407)	187,112	(1,445,632)
Cash flows from financing activities:
Proceeds from exercise of stock options	34,668	—	11,572	—	46,240
Proceeds from exercise of warrants	528,908	—	—	—	528,908
Dividends paid	(3,085,256)	—	(357,056)	—	(3,442,312)
Distributions to noncontrolling interests	—	(2,733)	(7,733)	—	(10,466)
Deemed distribution to Principal Stockholder	—	—	(18,576)	—	(18,576)
Dividends paid to Las Vegas Sands Corp.	—	(2,568,900)	(181,191)	2,750,091	—
Dividends paid to Restricted Subsidiaries	—	—	(4,372,553)	4,372,553	—
Capital contributions received	—	—	2,485,064	(2,485,064)	—
Borrowings from Las Vegas Sands Corp.	—	—	20,297	(20,297)	—
Borrowings from Restricted Subsidiaries	—	—	9,773	(9,773)	—
Borrowings from non-restricted subsidiaries	237,161	—	—	(237,161)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(683)	683	—
Proceeds from 2012 Singapore credit facility	—	—	3,951,486	—	3,951,486
Proceeds from senior secured credit facility	—	400,000	—	—	400,000
Repayments on Singapore credit facility	—	—	(3,635,676)	—	(3,635,676)
Repayments on senior secured credit facility	—	(425,555)	—	—	(425,555)
Redemption of senior notes	(189,712)	—	—	—	(189,712)
Repayments on ferry financing	—	—	(140,337)	—	(140,337)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease and other long-term debt	—	(2,161)	(2,569)	—	(4,730)
Payments of deferred financing costs	—	—	(100,888)	—	(100,888)
Net cash used in financing activities	(2,477,919)	(2,599,349)	(2,339,070)	4,371,032	(3,045,306)
Effect of exchange rate on cash	—	—	43,229	—	43,229
Decrease in cash and cash equivalents	(4,887)	(507,240)	(877,825)	—	(1,389,952)
Cash and cash equivalents at beginning of year	12,849	689,642	3,200,227	—	3,902,718
Cash and cash equivalents at end of year	$7,962	$182,402	$2,322,402	$—	$2,512,766

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from (used in) operating activities	$(42,087)	$404,624	$2,503,697	$(203,738)	$2,662,496
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	2,285	802,109	—	804,394
Capital expenditures	(21,355)	(47,560)	(1,439,578)	—	(1,508,493)
Proceeds from disposal of property and equipment	—	—	6,093	—	6,093
Acquisition of intangible assets	(100)	—	—	—	(100)
Repayments of receivable from non-restricted subsidiaries	—	1,200	—	(1,200)	—
Notes receivable to non-restricted subsidiaries	—	(50,766)	—	50,766	—
Dividends received from non-restricted subsidiaries	—	94,472	—	(94,472)	—
Capital contributions to subsidiaries	(50,026)	—	—	50,026	—
Net cash used in investing activities	(71,481)	(369)	(631,376)	5,120	(698,106)
Cash flows from financing activities:
Proceeds from exercise of stock options	23,238	—	2,267	—	25,505
Proceeds from exercise of warrants	12,512	—	—	—	12,512
Dividends paid	(75,297)	—	—	—	(75,297)
Distributions to noncontrolling interests	—	(2,495)	(7,893)	—	(10,388)
Dividends paid to Las Vegas Sands Corp.	—	(143,738)	—	143,738	—
Dividends paid to Restricted Subsidiaries	—	—	(154,472)	154,472	—
Capital contributions received	—	50,000	26	(50,026)	—
Borrowings from Restricted Subsidiaries	—	—	50,766	(50,766)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,200)	1,200	—
Proceeds from 2011 VML credit facility	—	—	3,201,535	—	3,201,535
Repayments on senior secured credit facility	—	(28,937)	—	—	(28,937)
Repayments on VML credit facility	—	—	(2,060,819)	—	(2,060,819)
Repayments on VOL credit facility	—	—	(749,660)	—	(749,660)
Repayments on Singapore credit facility	—	—	(418,564)	—	(418,564)
Repayments on ferry financing	—	—	(35,002)	—	(35,002)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease and other long-term debt	—	(1,669)	(1,971)	—	(3,640)
Repurchases and redemption of preferred stock	(845,321)	—	—	—	(845,321)
Payments of preferred stock inducement premium	(16,871)	—	—	—	(16,871)
Payments of deferred financing costs	—	—	(84,826)	—	(84,826)
Net cash used in financing activities	(905,427)	(126,839)	(259,813)	198,618	(1,093,461)
Effect of exchange rate on cash	—	—	(5,292)	—	(5,292)
Increase (decrease) in cash and cash equivalents	(1,018,995)	277,416	1,607,216	—	865,637
Cash and cash equivalents at beginning of year	1,031,844	412,226	1,593,011	—	3,037,081
Cash and cash equivalents at end of year	$12,849	$689,642	$3,200,227	$—	$3,902,718

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)(2)(3)	Second(3)(4)	Third(4)	Fourth	Total
	(In thousands, except per share data)
2013
Net revenues	$3,302,719	$3,242,941	$3,568,540	$3,655,685	$13,769,885
Operating income	826,703	780,641	914,826	886,073	3,408,243
Net income	703,974	671,673	809,298	769,731	2,954,676
Net income attributable to Las Vegas Sands Corp.	571,961	529,753	626,744	577,539	2,305,997
Basic earnings per share	0.69	0.64	0.76	0.71	2.80
Diluted earnings per share	0.69	0.64	0.76	0.70	2.79
2012
Net revenues	$2,762,742	$2,581,906	$2,709,482	$3,077,002	$11,131,132
Operating income	707,554	397,728	534,095	672,005	2,311,382
Net income	579,109	286,381	444,980	571,343	1,881,813
Net income attributable to Las Vegas Sands Corp.	498,942	240,587	349,782	434,782	1,524,093
Basic earnings per share	0.66	0.29	0.43	0.53	1.89
Diluted earnings per share	0.61	0.29	0.42	0.53	1.85
________________________

(1)	The second Sheraton tower of Sands Cotai Central opened in January 2013.

(2)
During the first quarter of 2012, the Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of the Company’s common stock and paid $525.0 million in cash as settlement of the exercise price.

(3)	During the first and second quarters of 2012, the Company recorded impairment losses of $42.9 million and $100.7 million, respectively.

(4)
The Conrad and Holiday tower and the first Sheraton tower of Sands Cotai Central opened in April and September 2012, respectively. In connection with the opening of these towers, the Company also opened gaming areas and retail, entertainment, dining and meeting facilities.

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
2011	$181,856	150,456	(57,246)	$275,066
2012	$275,066	239,332	(22,716)	$491,682
2013	$491,682	237,786	(99,741)	$629,727

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Deferred income tax asset valuation allowance:
2011	$331,275	46,228	(52,264)	$325,239
2012	$325,239	1,088,812	(23,151)	$1,390,900
2013	$1,390,900	149,893	(21,525)	$1,519,268

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2013, and have concluded that they are effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (1992).”
Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B. — OTHER INFORMATION
None.
PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 25, 2014 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”
We have adopted a Code of Business Conduct and Ethics, which is posted on our website at www.sands.com, along with any amendments or waivers to the Code. Copies of the Code of Business Conduct and Ethics are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

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
(1) List of Financial Statements
Reports of Independent Registered Public Accounting Firms
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

3.2*	Amended and Restated By-laws of Las Vegas Sands Corp.
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

10.2*
Amendment and Restatement Agreement dated as of December 19, 2013, to the Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2010 among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia (including as Exhibit A thereto the Second Amended and Restated Credit and Guaranty Agreement dated as of December 19, 2013 among Las Vegas Sands, LLC, the Guarantors party thereto, the lenders party thereto, The Bank of Nova Scotia, Barclays Bank PLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Goldman Sachs Bank USA, Credit Agricole Corporate & Investment Bank, Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation).

10.3*
Second Amended and Restated Security Agreement, dated as of December 19, 2013, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein.

Exhibit No.	Description of Document
10.4
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

10.5
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

10.6
Sponsor Agreement, dated as of May 17, 2010, by and between Sands China Ltd., The Bank of Nova Scotia, as administrative agent, and Bank of China Limited, Macau Branch, as the collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.7
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

10.8
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

10.9
Construction Agency Agreement, dated as of May 1, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.10
Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.11
Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.12
Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 22, 2004).

10.13
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit No.	Description of Document
10.14†
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

10.15
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.16
Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.17
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.18
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.19
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.20
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.21
Energy Services Agreement, dated as of May 1, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.22
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K (File No. 333-42147) for the year ended December 31, 1999 and filed on March 30, 2000).

10.23
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

10.24
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

10.25
Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.26
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.27
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

Exhibit No.	Description of Document
10.28
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

10.29
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

10.30+
Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2005and filed on May 16, 2005).

10.31+
First Amendment, dated as of February 5, 2007, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

10.32+
Second Amendment, dated as of December 14, 2011, to the Las Vegas Sands Corp. 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.33+
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.34+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.35+
Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.36+
Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.37+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.38+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.39+
Las Vegas Sands Corp. Deferred Compensation Plan (incorporated by reference from Exhibit 10.63 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.40+	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on February 9, 2007).
10.41+
Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.42+
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2008 and filed on March 2, 2009).

10.43+
Employment Agreement, dated as of November 13, 2010, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.44+
Terms of Continued Employment, dated June 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2012 and filed on August 9, 2012).

Exhibit No.	Description of Document
10.45+
Amended Terms of Continued Employment, dated April 24, 2013, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.46+
Employment Agreement, dated as of December 1, 2008 between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2008 and filed on March 2, 2009).

10.47+
Letter Agreement, dated January 18, 2010, between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.48+
Amendment to Employment Agreement, effective December 31, 2012, between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.49+
Separation Agreement and General Release, dated as of July 10, 2013, between Kenneth J. Kay and Las Vegas Sands Corp. (including as Attachment A thereto, the Consultancy Agreement, entered into as of July 10, 2013, between Las Vegas Sands Corp. and Kenneth J. Kay) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2013 and filed on August 9, 2013).

10.50+
Employment Agreement, dated as of January 11, 2011, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.51+
Terms of Continued Employment, dated as of March 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2012 and filed on May 10, 2012).

10.52+
Employment Agreement, dated as of April 1 2012, between Las Vegas Sands Corp. and Chris J. Cahill (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.53+
Amendment to Employment Agreement, effective December 31, 2012, between Las Vegas Sands Corp. and Chris J. Cahill (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.54+
Amendment to Employment Agreement, dated as of March 27, 2013, between Las Vegas Sands Corp. and Chris J. Cahill (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.55+
Employment Letter, dated April 15, 2011, from Las Vegas Sands Corp. to John Caparella (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.56+
Amendment to Employment Letter, effective December 31, 2012, between Las Vegas Sands Corp. and John Caparella (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.57
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

10.58
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.59
Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.60
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (File No. 333-118827) dated October 25, 2004).

Exhibit No.	Description of Document
10.61
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

10.62
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.63
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.64
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.65
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.66
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.67
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

10.71
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.72
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

10.74
Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2005 and filed November 14, 2005).

10.75
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

Exhibit No.	Description of Document
10.76
Aircraft Time Sharing Agreement dated as of April 14, 2011, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2011).

10.77+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.78+
Form of Restricted Stock Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.86 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.79+
Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.87 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.80+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
_________________________

*	Filed herewith.

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

LAS VEGAS SANDS CORP.
February 28, 2014	/s/ SHELDON G. ADELSON
Sheldon G. Adelson,
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief	February 28, 2014
Sheldon G. Adelson	Executive Officer and Director

/S/ MICHAEL A. LEVEN	President, Chief Operating Officer	February 28, 2014
Michael A. Leven	and Director

/S/ JASON N. ADER	Director	February 28, 2014
Jason N. Ader

/S/ IRWIN CHAFETZ	Director	February 28, 2014
Irwin Chafetz

/S/ VICTOR CHALTIEL	Director	February 28, 2014
Victor Chaltiel

/S/ CHARLES D. FORMAN	Director	February 28, 2014
Charles D. Forman

/S/ GEORGE P. KOO	Director	February 28, 2014
George P. Koo

/S/ CHARLES A. KOPPELMAN	Director	February 28, 2014
Charles A. Koppelman

/S/ JEFFREY H. SCHWARTZ	Director	February 28, 2014
Jeffrey H. Schwartz

/S/ IRWIN A. SIEGEL	Director	February 28, 2014
Irwin A. Siegel

/S/ MICHAEL A. QUARTIERI	Chief Accounting Officer	February 28, 2014
Michael A. Quartieri	(Principal Financial Officer)