Form 10-Q
period 2014-03-31
LAS VEGAS SANDS CORP
filed 2014-05-07
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
____________________________________________________
LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)
____________________________________________________

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 414-1000
(Registrant’s telephone number, including area code)
 ____________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock ($0.001 par value)	807,872,356 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,303,402	$3,600,414
Restricted cash and cash equivalents	5,888	6,839
Accounts receivable, net	1,781,090	1,762,110
Inventories	41,385	41,946
Prepaid expenses and other	110,347	104,230
Total current assets	5,242,112	5,515,539
Property and equipment, net	15,352,474	15,358,953
Deferred financing costs, net	216,093	185,964
Deferred income taxes, net	21,654	13,821
Leasehold interests in land, net	1,424,396	1,428,819
Intangible assets, net	98,522	102,081
Other assets, net	119,350	119,087
Total assets	$22,474,601	$22,724,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$131,714	$119,194
Construction payables	217,852	241,560
Accrued interest payable	1,483	6,551
Other accrued liabilities	2,051,810	2,194,866
Deferred income taxes	16,972	13,309
Income taxes payable	234,477	176,678
Current maturities of long-term debt	304,947	377,507
Total current liabilities	2,959,255	3,129,665
Other long-term liabilities	117,904	112,195
Deferred income taxes	170,833	173,211
Deferred proceeds from sale of The Shoppes at The Palazzo	268,582	268,541
Deferred gain on sale of The Grand Canal Shoppes	39,550	40,416
Deferred rent from mall sale transactions	116,585	116,955
Long-term debt	9,968,879	9,382,752
Total liabilities	13,641,588	13,223,735
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 828,728,329 and 827,273,217 shares issued, 810,134,695 and 818,702,936 shares outstanding	829	827
Treasury stock, at cost, 18,593,634 and 8,570,281 shares	(1,380,529)	(570,520)
Capital in excess of par value	6,398,160	6,348,065
Accumulated other comprehensive income	184,631	173,783
Retained earnings	2,083,717	1,713,339
Total Las Vegas Sands Corp. stockholders’ equity	7,286,808	7,665,494
Noncontrolling interests	1,546,205	1,835,035
Total equity	8,833,013	9,500,529
Total liabilities and equity	$22,474,601	$22,724,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$3,372,065	$2,736,054
Rooms	400,222	325,016
Food and beverage	202,787	185,329
Mall	109,031	85,461
Convention, retail and other	137,376	126,061
	4,221,481	3,457,921
Less — promotional allowances	(211,097)	(155,202)
Net revenues	4,010,384	3,302,719
Operating expenses:
Casino	1,867,612	1,526,279
Rooms	64,263	68,690
Food and beverage	100,169	96,731
Mall	17,363	17,258
Convention, retail and other	90,468	78,849
Provision for doubtful accounts	61,918	64,679
General and administrative	336,499	290,414
Corporate	50,677	56,272
Pre-opening	4,300	6,837
Development	1,692	5,351
Depreciation and amortization	261,047	252,557
Amortization of leasehold interests in land	10,026	10,167
Loss on disposal of assets	525	1,932
	2,866,559	2,476,016
Operating income	1,143,825	826,703
Other income (expense):
Interest income	5,803	3,793
Interest expense, net of amounts capitalized	(71,126)	(68,832)
Other expense	(4,657)	(2,108)
Loss on modification or early retirement of debt	(17,964)	—
Income before income taxes	1,055,881	759,556
Income tax expense	(59,153)	(55,582)
Net income	996,728	703,974
Net income attributable to noncontrolling interests	(220,543)	(132,013)
Net income attributable to Las Vegas Sands Corp.	$776,185	$571,961
Earnings per share:
Basic	$0.95	$0.69
Diluted	$0.95	$0.69
Weighted average shares outstanding:
Basic	814,766,709	823,367,441
Diluted	817,537,615	827,452,691
Dividends declared per common share	$0.50	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Net income	$996,728	$703,974
Currency translation adjustment, before and after tax	10,223	(48,456)
Total comprehensive income	1,006,951	655,518
Comprehensive income attributable to noncontrolling interests	(219,918)	(129,333)
Comprehensive income attributable to Las Vegas Sands Corp.	$787,033	$526,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2013	$824	$—	$6,237,488	$263,078	$560,452	$1,596,570	$8,658,412
Net income	—	—	—	—	571,961	132,013	703,974
Currency translation adjustment	—	—	—	(45,776)	—	(2,680)	(48,456)
Exercise of stock options	1	—	11,208	—	—	746	11,955
Tax benefit from stock-based compensation	—	—	1,525	—	—	—	1,525
Stock-based compensation	—	—	14,016	—	—	873	14,889
Dividends declared	—	—	—	—	(288,734)	(207,266)	(496,000)
Distributions to noncontrolling interests	—	—	—	—	—	(2,174)	(2,174)
Balance at March 31, 2013	$825	$—	$6,264,237	$217,302	$843,679	$1,518,082	$8,844,125
Balance at January 1, 2014	$827	$(570,520)	$6,348,065	$173,783	$1,713,339	$1,835,035	$9,500,529
Net income	—	—	—	—	776,185	220,543	996,728
Currency translation adjustment	—	—	—	10,848	—	(625)	10,223
Exercise of stock options	2	—	30,503	—	—	1,610	32,115
Tax benefit from stock-based compensation	—	—	4,112	—	—	—	4,112
Stock-based compensation	—	—	15,480	—	—	1,612	17,092
Repurchase of common stock	—	(810,009)	—	—	—	—	(810,009)
Dividends declared	—	—	—	—	(405,807)	(509,391)	(915,198)
Distributions to noncontrolling interests	—	—	—	—	—	(2,579)	(2,579)
Balance at March 31, 2014	$829	$(1,380,529)	$6,398,160	$184,631	$2,083,717	$1,546,205	$8,833,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$996,728	$703,974
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	261,047	252,557
Amortization of leasehold interests in land	10,026	10,167
Amortization of deferred financing costs and original issue discount	14,562	14,185
Amortization of deferred gain on and rent from mall sale transactions	(1,236)	(1,236)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	245	341
Non-cash loss on modification or early retirement of debt	13,467	—
Loss on disposal of assets	525	1,932
Stock-based compensation expense	16,102	14,617
Provision for doubtful accounts	61,918	64,679
Foreign exchange (gain) loss	951	(6,941)
Excess tax benefits from stock-based compensation	(4,112)	(1,525)
Deferred income taxes	(9,248)	2,619
Changes in operating assets and liabilities:
Accounts receivable	(77,087)	(234,417)
Inventories	600	1,344
Prepaid expenses and other	(6,050)	1,111
Accounts payable	12,373	26,992
Accrued interest payable	(5,097)	(12,023)
Income taxes payable	60,774	58,874
Other accrued liabilities	(213,861)	(11,732)
Net cash generated from operating activities	1,132,627	885,518
Cash flows from investing activities:
Change in restricted cash and cash equivalents	948	(294)
Capital expenditures	(251,727)	(197,191)
Proceeds from disposal of property and equipment	541	426
Net cash used in investing activities	(250,238)	(197,059)
Cash flows from financing activities:
Proceeds from exercise of stock options	32,115	11,955
Excess tax benefits from stock-based compensation	4,112	1,525
Repurchase of common stock	(734,363)	—
Dividends paid	(915,072)	(495,820)
Distributions to noncontrolling interests	(2,579)	(2,174)
Proceeds from long-term debt (Note 3)	1,319,725	—
Repayments on long-term debt (Note 3)	(828,063)	(334,578)
Payments of deferred financing costs	(57,255)	—
Net cash used in financing activities	(1,181,380)	(819,092)
Effect of exchange rate on cash	1,979	(2,385)
Decrease in cash and cash equivalents	(297,012)	(133,018)
Cash and cash equivalents at beginning of period	3,600,414	2,512,766
Cash and cash equivalents at end of period	$3,303,402	$2,379,748
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$57,835	$62,928
Cash payments for taxes, net of refunds	$6,788	$2,086
Change in construction payables	$(23,708)	$23,444
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$990	$272
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$126	$180
Change in common stock repurchase payable included in other accrued liabilities	$75,646	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2013, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
The ordinary shares of the Company’s subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company’s operations in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China) are listed on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). The shares were not, and will not, be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
Macao
The Company currently owns 70.2% of SCL, which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
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
The Company owns the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, the Company opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. The Company also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by the Company. In September 2012, the Company opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms and suites under the Sheraton brand, and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by the Company. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. The Company has begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $700 million. Upon completion of the project, the integrated resort will feature approximately 350,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in early 2015). As of March 31, 2014, the Company has capitalized costs of $4.20 billion for the entire project, including the land premium (net of amortization) and $68.3 million in outstanding construction payables.
 The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites under the Four Seasons brand and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao and located on parcel 2, the “Four Seasons Macao”), which features approximately 113,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and is advancing its plans to monetize units within the Four Seasons Apartments.
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
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and the Grand Canal Shoppes, which consist of two enclosed retail, dining and entertainment complexes that were sold to GGP Limited Partnership (“GGP,” see “— Note 2 — Property and Equipment, Net”).

Pennsylvania
The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.
Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has commenced construction activities and has capitalized costs of $464.8 million, including the land premium (net of amortization) and $44.1 million in outstanding construction payables, as of March 31, 2014. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should the Company determine that it is unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, the Company would expect to apply for another extension from the Macao government. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $464.8 million or $4.20 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of March 31, 2014, the Company has capitalized construction costs of $178.6 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of March 31, 2014.

Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through March 31, 2014, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $3.30 billion and restricted cash and cash equivalents of $5.9 million as of March 31, 2014. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. The Company is no longer evaluating strategic alternatives related to its Pennsylvania operations. In December 2013, the Company entered into its $3.5 billion 2013 U.S. Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior senior secured credit facility. In March 2014, the Company amended its Macao credit facility, which extended a portion of the term loans under the facility to March 2020 and provides for revolving loan commitments of $2.0 billion (see “— Note 3 — Long-term Debt — 2011 VML Credit Facility”).
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued an accounting standard update that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The adoption of this guidance will not have a material effect on the Company's financial condition, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$553,993	$553,561
Building and improvements	15,271,052	15,226,566
Furniture, fixtures, equipment and leasehold improvements	2,894,991	2,849,502
Transportation	439,976	439,976
Construction in progress	1,296,225	1,150,349
	20,456,237	20,219,954
Less — accumulated depreciation and amortization	(5,103,763)	(4,861,001)
	$15,352,474	$15,358,953
Construction in progress consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Four Seasons Macao (principally the Four Seasons Apartments)	$403,908	$394,404
The Parisian Macao	408,360	318,914
Sands Cotai Central	151,894	111,704
Other	332,063	325,327
	$1,296,225	$1,150,349
The $332.1 million in other construction in progress as of March 31, 2014, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $236.4 million (net of $75.0 million of accumulated depreciation) as of March 31, 2014, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three months ended March 31, 2014 and 2013, the Company capitalized interest expense of $1.7 million and $1.8 million, respectively. During the three months ended March 31, 2014 and 2013, the Company capitalized approximately $7.9 million and $5.7 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $10,848 and $11,250, respectively)	$2,233,527	$2,238,750
2013 U.S. Credit Facility — Revolving	1,090,000	590,000
Airplane Financings	66,437	67,359
HVAC Equipment Lease	17,750	18,140
Other	1,396	2,335
Macao Related:
2011 VML Credit Facility — Extended Term A	2,388,300	—
2011 VML Credit Facility — Term A	—	3,208,869
2011 VML Credit Facility — Extended Revolving	820,043	—
Other	7,401	7,910
Singapore Related:
2012 Singapore Credit Facility — Term	3,648,972	3,626,896
	10,273,826	9,760,259
Less — current maturities	(304,947)	(377,507)
Total long-term debt	$9,968,879	$9,382,752
2013 U.S. Credit Facility
As of March 31, 2014, the Company had $154.3 million of available borrowing capacity under the 2013 U.S. Credit Facility, net of outstanding letters of credit.
2011 VML Credit Facility
During March 2014, the Company amended its 2011 VML Credit Facility to, among other things, modify certain financial covenants, as discussed further below. In addition to the amendment, certain lenders extended the maturity of $2.39 billion in aggregate principal amount of the 2011 VML Term Facility to March 31, 2020 (the "Extended 2011 VML Term Facility"), and, together with new lenders, provided $2.0 billion in aggregate principal amount of revolving loan commitments (the "Extended 2011 VML Revolving Facility"). A portion of the revolving proceeds were used to pay down the $819.7 million in aggregate principal balance of the 2011 VML Term Facility loans that were not extended. The Company recorded an $18.0 million loss on modification or early retirement of debt during the quarter ended March 31, 2014, in connection with the pay down and extension. Borrowings under the Extended 2011 VML Revolving Facility will be used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes. As of March 31, 2014, the Company had $1.18 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
Commencing with the quarterly period ending June 30, 2017, and at the end of each subsequent quarter through March 31, 2018, the 2011 VML Credit Facility, as amended, requires the borrower to repay the outstanding Extended 2011 VML Term Facility on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of March 31, 2014 (the “Restatement Date”). Commencing with the quarterly period ending on June 30, 2018, and at the end of each subsequent quarter through March 31, 2019, the borrower is required to repay the outstanding Extended 2011 VML Term Facility on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on June 30 through December 31, 2019, the borrower is required to repay the outstanding Extended 2011 VML Term Facility on a pro rata basis in an amount equal to 12.0% of the aggregate principal amount outstanding as of the Restatement Date. The remaining balance on the Extended 2011 VML Term Facility is due on the maturity date. The Extended 2011 VML Revolving Facility has no interim amortization payments and matures on March 31, 2020.
Borrowings for all loans, as amended, bear interest, at the Company's option, at either the adjusted Eurodollar rate or HIBOR rate plus a credit spread or an alternative base rate plus a credit spread, which credit spread in each case is determined based on the maximum leverage ratio as set forth in the credit facility agreement, as amended. The credit spread for the Extended 2011

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

VML Term and Revolving Facilities ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. On the Restatement Date, the credit spread for the Extended 2011 VML Term and Revolving Facilities was 0.375% per annum for loans accruing interest at the base rate and 1.375% per annum for loans accruing interest at the adjusted Eurodollar or HIBOR rate.
Among other amendments, the consolidated capital expenditures covenant was removed and the maximum ratio of total indebtedness to Adjusted EBITDA was modified. The maximum leverage ratio, as amended, is 4.5x for the quarterly periods ending June 30, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity.
2012 Singapore Credit Facility
As of March 31, 2014, the Company had 492.9 million Singapore dollars ("SGD," approximately $391.0 million at exchange rates in effect on March 31, 2014) of available borrowing capacity under the 2012 Singapore Credit Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Proceeds from 2011 VML Credit Facility	$819,725	$—
Proceeds from 2013 U.S. Credit Facility	500,000	—
	$1,319,725	$—

Repayments on 2011 VML Credit Facility	$(819,680)	$—
Repayments on 2013 U.S. Credit Facility	(5,625)	—
Repayments on 2012 Singapore Credit Facility	—	(325,979)
Repayments on Senior Secured Credit Facility	—	(6,106)
Repayments on Airplane Financings	(922)	(922)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(1,836)	(1,571)
	$(828,063)	$(334,578)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2014 and December 31, 2013, was approximately $10.10 billion and $9.72 billion, respectively, compared to its carrying value of $10.26 billion and $9.74 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31, 2014, the Company paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the three months ended March 31, 2014, the Company recorded $405.8 million as a distribution against retained earnings (of which $215.8 million related to the Principal Stockholder’s family and the remaining $190.0 million related to all other shareholders).
On March 29, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the three months ended March 31, 2013, the Company recorded $288.7 million as a distribution against retained earnings (of which $151.0 million related to the Principal Stockholder’s family and the remaining $137.7 million related to all other shareholders).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In April 2014, the Company’s Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $405 million) to be paid on June 30, 2014, to shareholders of record on June 20, 2014.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2014, the Company repurchased 10,023,353 shares of its common stock for $810.0 million (including commissions) under this program. Subsequent to March 31, 2014, the Company repurchased 2,262,339 shares of its common stock for $175.0 million (including commissions) under this program.All share repurchases of the Company’s common stock have been recorded as treasury shares.
Noncontrolling Interests
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars ("HKD") and a special dividend of HKD 0.77 per share (a total of $1.71 billion) to SCL shareholders (of which the Company retained $1.20 billion). On February 28, 2013, SCL paid a dividend of HKD 0.67 (a total of $696.4 million) to SCL shareholders (of which the Company retained $489.1 million).
During the three months ended March 31, 2014 and 2013, the Company distributed $2.6 million and $2.2 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2014	2013
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	814,766,709	823,367,441
Potential dilution from stock options, warrants and restricted stock and stock units	2,770,906	4,085,250
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	817,537,615	827,452,691
Antidilutive stock options excluded from the calculation of diluted earnings per share	627,034	4,384,859

Accumulated Other Comprehensive Income
As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of March 31, 2014 and December 31, 2013, the Company’s joint ventures had total assets of $87.7 million and $103.9 million, respectively, and total liabilities of $114.3 million and $125.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macao and Singapore. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax years 2010, 2011 and 2012. The Company is subject to examination for tax years after 2008 in Macao and for tax years after 2009 in the U.S. and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome, which would impact the provision for income taxes.
The Company does not consider the current year's tax earnings and profits of certain foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on certain net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance as appropriate.
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In February 2011, the Company entered into an agreement with the Macao government, effective through the end of 2013, that provided for an annual payment of 14.4 million patacas (approximately $1.8 million at exchange rates in effect on March 31, 2014) that was a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits. The Company has requested an additional agreement with the Macao government through 2018 to correspond to the income tax exemption for gaming operations. The Macao government responded to the Company’s request with a draft agreement that includes an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on March 31, 2014). The Company intends to finalize this agreement with the Macao government; however, there can be no assurance that the Company will receive the final requested agreement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended March 31,
	2014	2013
Compensation expense:
Stock options	$8,830	$9,033
Restricted stock and stock units	7,272	5,584
	$16,102	$14,617
Compensation cost capitalized as part of property and equipment	$990	$272
LVSC 2004 Plan:
Stock options granted	55	58
Weighted average grant date fair value	$33.08	$31.71
Restricted stock granted	24	18
Weighted average grant date fair value	$75.26	$51.08
Restricted stock units granted	—	8
Weighted average grant date fair value	$—	$52.17
SCL Equity Plan:
Stock options granted	5,841	1,487
Weighted average grant date fair value	$3.66	$2.19
Restricted stock units granted	189	—
Weighted average grant date fair value	$7.37	$—
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
LVSC 2004 Plan:
Weighted average volatility	60.4%	94.9%
Expected term (in years)	5.5	5.5
Risk-free rate	1.7%	1.0%
Expected dividends	2.7%	2.7%
SCL Equity Plan:
Weighted average volatility	65.6%	68.3%
Expected term (in years)	6.3	6.3
Risk-free rate	1.3%	0.4%
Expected dividends	2.9%	3.6%
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014
Cash equivalents(1)	$1,879,704	$1,879,704	$—	$—
Interest rate caps(2)	$97	$—	$97	$—
As of December 31, 2013
Cash equivalents(1)	$2,255,951	$2,255,951	$—	$—
Interest rate caps(2)	$159	$—	$159	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of March 31, 2014 and December 31, 2013, the Company had 22 interest rate cap agreements, with an aggregate fair value of approximately $0.1 million and $0.2 million respectively, based on quoted market values from the institutions holding the agreements.

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

On October 15, 2004, Richard Suen and Round Square Company Limited (“RSC”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court of Clark County requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court of Clark County denied the Company’s motion. On October 17, 2013, the Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company's opening appellate brief with the Supreme Court is due to be filed on May 14, 2014. The Company believes that it has valid bases in law and fact to appeal these verdicts. As a result, the Company believes that the likelihood that the amount of the judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the Defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court of Clark County granted defendants motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court of Clark County ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court of Clark County until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court of Clark County scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court of Clark County vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have been fully briefed to the Nevada Supreme Court as of the date of this filing). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court of Clark County’s dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. On January 29, 2014, the defendants filed Supplemental Authority and a Motion to Recall Mandate with the Nevada Supreme Court to (i) inform the Nevada Supreme Court of a recently decided U.S. Supreme Court case involving similar jurisdictional issues to this matter and (ii) given this new precedent, to review anew its August 26, 2011, writ of mandamus to the District Court of Clark County, respectively. On February 27, 2014, the Nevada Supreme Court ruled in favor of the Company on the January Writ. On March 3, 2014, the Nevada Supreme Court heard oral arguments on the April and June Writs. No decisions on those writs have yet been issued. On March 24, 2014, the order issued by the Nevada Supreme Court on February 27, 2014, granting the January writ in favor of the Company became effective. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of March 31, 2014.
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
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013, status hearing. On July 22, 2013, the Court extended the stay until December 2, 2013, and then on December 2, 2013, extended it again until March 3, 2014. On March 3, 2014, the Judge extended the stay until a status hearing set for September 4, 2014. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the Judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the state court action in Kohanim described above. The judge also ordered the parties to file a joint status report with the court by September 10, 2014. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court for the District of Nevada against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Company’s board of directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and dismissed by the Judge). The Company filed its response on April 18, 2014. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 6, 2014, the Board of Directors of the Company received a shareholder demand letter from a purported shareholder named the John F. Scarpa Foundation ("Scarpa"). This demand recites substantially the same allegations as the complaint filed in the Sokolowski matter and was delivered to the Company by the same counsel representing Sokolowski. The Company responded, through its counsel, on March 26, 2014. Scarpa then delivered a revised demand letter to the Board of Directors on March 31, 2014. The Company responded, through its counsel, on April 8, 2014. This matter is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.4 million at exchange rates in effect on March 31, 2014) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
The Company previously received subpoenas from the U.S. Attorney’s Office for the Central District of California (the “USAO”) requesting the production of documents relating to two prior customers of the Company’s properties. In August 2013, the USAO completed its investigation and entered into an agreement with the Company, whereby the Company agreed to voluntarily return $47.4 million to the U.S. Treasury, which represented funds received from or on behalf of one of its customers, and provide

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

written reports to the USAO regarding certain of its casino-related activities. The amount was paid during the year ended December 31, 2013, and the matter has been closed.
On February 11, 2014, the Company disclosed that it was the victim of a sophisticated cyber-attack on its computer networks in the United States. As a result of this criminal attack, the U.S. government has commenced investigations into the source of the attack. In addition, the Company is working with internal and external forensic information technology systems experts in connection with this effort. As a result of the investigations and the Company’s efforts, which are ongoing, the Company has learned that certain customer and employee data was compromised at its Bethlehem facility and other data may have been stolen in the attack as well as that the attack may have destroyed certain other Company data. The Company is cooperating fully with the investigations. Based on the preliminary status of the investigations and the absence of claims asserted thus far, management is currently unable to determine the probability of the outcome of any matters relating to the cyber-attack, the extent of materiality or the range of reasonably possible loss, if any.
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, some of which have been suspended, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao and the remaining phase of Sands Cotai Central in Macao, and the Las Vegas Condo Tower (included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net Revenues:
Macao:
The Venetian Macao	$1,184,591	$872,212
Sands Cotai Central	827,583	587,179
Four Seasons Macao	370,016	223,220
Sands Macao	313,961	310,273
Other Asia	35,161	33,873
	2,731,312	2,026,757
Marina Bay Sands	835,423	794,864
United States:
Las Vegas Operating Properties	382,658	411,541
Sands Bethlehem	117,183	122,916
	499,841	534,457
Intersegment eliminations	(56,192)	(53,359)
Total net revenues	$4,010,384	$3,302,719

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$470,084	$348,482
Sands Cotai Central	265,206	131,521
Four Seasons Macao	113,041	53,552
Sands Macao	91,438	96,602
Other Asia	(1,414)	(3,589)
	938,355	626,568
Marina Bay Sands	435,161	396,781
United States:
Las Vegas Operating Properties	79,652	113,428
Sands Bethlehem	26,531	29,856
	106,183	143,284
Total adjusted property EBITDA	1,479,699	1,166,633
Other Operating Costs and Expenses
Stock-based compensation	(7,607)	(6,814)
Corporate	(50,677)	(56,272)
Pre-opening	(4,300)	(6,837)
Development	(1,692)	(5,351)
Depreciation and amortization	(261,047)	(252,557)
Amortization of leasehold interests in land	(10,026)	(10,167)
Loss on disposal of assets	(525)	(1,932)
Operating income	1,143,825	826,703
Other Non-Operating Costs and Expenses
Interest income	5,803	3,793
Interest expense, net of amounts capitalized	(71,126)	(68,832)
Other expense	(4,657)	(2,108)
Loss on modification or early retirement of debt	(17,964)	—
Income tax expense	(59,153)	(55,582)
Net income	$996,728	$703,974

(1)
Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

	Three Months Ended March 31,
	2014	2013
Intersegment Revenues
Macao:
The Venetian Macao	$1,127	$1,074
Sands Cotai Central	69	89
Other Asia	9,866	9,254
	11,062	10,417
Marina Bay Sands	2,874	2,408
Las Vegas Operating Properties	42,256	40,534
Total intersegment revenues	$56,192	$53,359

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Capital Expenditures
Corporate and Other	$10,016	$13,037
Macao:
The Venetian Macao	24,816	26,439
Sands Cotai Central	76,060	79,541
Four Seasons Macao	6,773	1,979
Sands Macao	6,784	4,611
Other Asia	300	46
The Parisian Macao	95,449	16,030
	210,182	128,646
Marina Bay Sands	12,690	36,128
United States:
Las Vegas Operating Properties	15,782	18,345
Sands Bethlehem	3,057	1,035
	18,839	19,380
Total capital expenditures	$251,727	$197,191

	March 31, 2014	December 31, 2013
Total Assets
Corporate and Other	$1,277,636	$630,673
Macao:
The Venetian Macao	3,310,029	4,367,533
Sands Cotai Central	4,558,684	4,669,358
Four Seasons Macao	1,218,563	1,273,654
Sands Macao	411,169	383,444
Other Asia	312,550	328,332
The Parisian Macao	464,835	376,014
Other Development Projects	171	169
	10,276,001	11,398,504
Marina Bay Sands	6,588,520	6,354,231
United States:
Las Vegas Operating Properties	3,653,056	3,653,127
Sands Bethlehem	679,388	687,729
	4,332,444	4,340,856
Total assets	$22,474,601	$22,724,264

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	March 31, 2014	December 31, 2013
Total Long-Lived Assets
Corporate and Other	$390,855	$388,448
Macao:
The Venetian Macao	1,903,282	1,925,040
Sands Cotai Central	3,758,903	3,772,095
Four Seasons Macao	928,573	928,396
Sands Macao	279,086	279,395
Other Asia	186,865	189,136
The Parisian Macao	464,824	376,014
	7,521,533	7,470,076
Marina Bay Sands	5,247,516	5,277,126
United States:
Las Vegas Operating Properties	3,044,502	3,073,793
Sands Bethlehem	572,464	578,329
	3,616,966	3,652,122
Total long-lived assets	$16,776,870	$16,787,772

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR) was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $32.2 million (consisting of $236.4 million of property and equipment, offset by $268.6 million of liabilities consisting primarily of deferred proceeds from the sale) and $29.3 million (consisting of $239.3 million of property and equipment, offset by $268.6 million of liabilities consisting primarily of deferred proceeds from the sale) as of March 31, 2014 and December 31, 2013, respectively, and a net loss (consisting primarily of depreciation expense) of $3.1 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.
In connection with the refinancing of the prior U.S. senior secured credit facility, there has been a change in the group of subsidiaries that are the Restricted Subsidiaries, to exclude Palazzo Condo Tower, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC. Accordingly, the Company has reclassified the prior periods to conform to the current presentation of the Restricted Subsidiaries.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$204,176	$316,516	$2,782,710	$—	$3,303,402
Restricted cash and cash equivalents	—	—	5,888	—	5,888
Intercompany receivables	300,068	255,014	—	(555,082)	—
Intercompany notes receivable	—	—	251,537	(251,537)	—
Accounts receivable, net	1,314	306,168	1,473,608	—	1,781,090
Inventories	4,136	12,180	25,069	—	41,385
Deferred income taxes, net	7,447	30,378	—	(37,825)	—
Prepaid expenses and other	25,569	15,054	72,301	(2,577)	110,347
Total current assets	542,710	935,310	4,611,113	(847,021)	5,242,112
Property and equipment, net	159,751	3,028,254	12,164,469	—	15,352,474
Investments in subsidiaries	7,056,474	6,042,266	—	(13,098,740)	—
Deferred financing costs, net	166	29,341	186,586	—	216,093
Intercompany receivables	243	38,763	—	(39,006)	—
Intercompany notes receivable	—	1,122,078	—	(1,122,078)	—
Deferred income taxes, net	—	—	98,588	(76,934)	21,654
Leasehold interests in land, net	—	—	1,424,396	—	1,424,396
Intangible assets, net	690	—	97,832	—	98,522
Other assets, net	265	23,145	95,940	—	119,350
Total assets	$7,760,299	$11,219,157	$18,678,924	$(15,183,779)	$22,474,601
Accounts payable	$12,103	$37,337	$82,274	$—	$131,714
Construction payables	3,461	5,909	208,482	—	217,852
Intercompany payables	—	303,845	251,237	(555,082)	—
Intercompany notes payable	251,537	—	—	(251,537)	—
Accrued interest payable	74	987	422	—	1,483
Other accrued liabilities	103,940	233,391	1,714,479	—	2,051,810
Deferred income taxes	—	—	54,797	(37,825)	16,972
Income taxes payable	—	20	237,034	(2,577)	234,477
Current maturities of long-term debt	3,688	24,850	276,409	—	304,947
Total current liabilities	374,803	606,339	2,825,134	(847,021)	2,959,255
Other long-term liabilities	3,042	10,147	104,715	—	117,904
Intercompany payables	—	—	39,006	(39,006)	—
Intercompany notes payable	—	—	1,122,078	(1,122,078)	—
Deferred income taxes	32,897	44,037	170,833	(76,934)	170,833
Deferred amounts related to mall sale transactions	—	424,717	—	—	424,717
Long-term debt	62,749	3,317,489	6,588,641	—	9,968,879
Total liabilities	473,491	4,402,729	10,850,407	(2,085,039)	13,641,588
Total Las Vegas Sands Corp. stockholders’ equity	7,286,808	6,816,023	6,282,717	(13,098,740)	7,286,808
Noncontrolling interests	—	405	1,545,800	—	1,546,205
Total equity	7,286,808	6,816,428	7,828,517	(13,098,740)	8,833,013
Total liabilities and equity	$7,760,299	$11,219,157	$18,678,924	$(15,183,779)	$22,474,601

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$50,180	$315,489	$3,234,745	$—	$3,600,414
Restricted cash and cash equivalents	—	—	6,839	—	6,839
Intercompany receivables	271,993	236,259	—	(508,252)	—
Intercompany notes receivable	—	—	251,537	(251,537)	—
Accounts receivable, net	11,815	295,333	1,454,962	—	1,762,110
Inventories	3,895	12,609	25,442	—	41,946
Deferred income taxes, net	7,509	37,233	—	(44,742)	—
Prepaid expenses and other	21,311	11,592	71,327	—	104,230
Total current assets	366,703	908,515	5,044,852	(804,531)	5,515,539
Property and equipment, net	155,806	3,056,678	12,146,469	—	15,358,953
Investments in subsidiaries	7,568,252	6,112,507	—	(13,680,759)	—
Deferred financing costs, net	181	30,737	155,046	—	185,964
Intercompany receivables	483	38,931	—	(39,414)	—
Intercompany notes receivable	—	1,081,710	—	(1,081,710)	—
Deferred income taxes, net	—	—	—	13,821	13,821
Leasehold interests in land, net	—	—	1,428,819	—	1,428,819
Intangible assets, net	690	—	101,391	—	102,081
Other assets, net	264	22,288	96,535	—	119,087
Total assets	$8,092,379	$11,251,366	$18,973,112	$(15,592,593)	$22,724,264
Accounts payable	$8,381	$25,679	$85,134	$—	$119,194
Construction payables	2,161	3,226	236,173	—	241,560
Intercompany payables	—	278,309	229,943	(508,252)	—
Intercompany notes payable	251,537	—	—	(251,537)	—
Accrued interest payable	77	224	6,250	—	6,551
Other accrued liabilities	54,071	224,759	1,916,036	—	2,194,866
Deferred income taxes	—	—	58,051	(44,742)	13,309
Income taxes payable	—	17	176,661	—	176,678
Current maturities of long-term debt	3,688	24,892	348,927	—	377,507
Total current liabilities	319,915	557,106	3,057,175	(804,531)	3,129,665
Other long-term liabilities	3,775	10,175	98,245	—	112,195
Intercompany payables	—	—	39,414	(39,414)	—
Intercompany notes payable	—	—	1,081,710	(1,081,710)	—
Deferred income taxes	39,523	54,668	65,199	13,821	173,211
Deferred amounts related to mall sale transactions	—	425,912	—	—	425,912
Long-term debt	63,672	2,823,269	6,495,811	—	9,382,752
Total liabilities	426,885	3,871,130	10,837,554	(1,911,834)	13,223,735
Total Las Vegas Sands Corp. stockholders’ equity	7,665,494	7,379,831	6,300,928	(13,680,759)	7,665,494
Noncontrolling interests	—	405	1,834,630	—	1,835,035
Total equity	7,665,494	7,380,236	8,135,558	(13,680,759)	9,500,529
Total liabilities and equity	$8,092,379	$11,251,366	$18,973,112	$(15,592,593)	$22,724,264

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$109,790	$3,262,275	$—	$3,372,065
Rooms	—	135,713	264,509	—	400,222
Food and beverage	—	59,537	143,250	—	202,787
Mall	—	—	109,031	—	109,031
Convention, retail and other	—	88,410	96,442	(47,476)	137,376
	—	393,450	3,875,507	(47,476)	4,221,481
Less — promotional allowances	(393)	(21,804)	(188,301)	(599)	(211,097)
Net revenues	(393)	371,646	3,687,206	(48,075)	4,010,384
Operating expenses:
Casino	—	72,219	1,796,239	(846)	1,867,612
Rooms	—	36,020	28,243	—	64,263
Food and beverage	—	28,227	73,019	(1,077)	100,169
Mall	—	—	17,363	—	17,363
Convention, retail and other	—	31,154	67,280	(7,966)	90,468
Provision for doubtful accounts	—	6,604	55,314	—	61,918
General and administrative	—	82,025	254,733	(259)	336,499
Corporate	46,935	229	41,436	(37,923)	50,677
Pre-opening	—	97	4,203	—	4,300
Development	1,637	—	59	(4)	1,692
Depreciation and amortization	7,371	46,508	207,168	—	261,047
Amortization of leasehold interests in land	—	—	10,026	—	10,026
(Gain) loss on disposal of assets	—	(285)	810	—	525
	55,943	302,798	2,555,893	(48,075)	2,866,559
Operating income (loss)	(56,336)	68,848	1,131,313	—	1,143,825
Other income (expense):
Interest income	25	41,456	7,017	(42,695)	5,803
Interest expense, net of amounts capitalized	(1,562)	(28,475)	(83,784)	42,695	(71,126)
Other expense	—	(1,394)	(3,263)	—	(4,657)
Loss on modification or early retirement of debt	—	—	(17,964)	—	(17,964)
Income from equity investments in subsidiaries	800,845	703,613	—	(1,504,458)	—
Income before income taxes	742,972	784,048	1,033,319	(1,504,458)	1,055,881
Income tax benefit (expense)	33,213	(19,174)	(73,192)	—	(59,153)
Net income	776,185	764,874	960,127	(1,504,458)	996,728
Net income attributable to noncontrolling interests	—	(597)	(219,946)	—	(220,543)
Net income attributable to Las Vegas Sands Corp.	$776,185	$764,277	$740,181	$(1,504,458)	$776,185

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$159,897	$2,576,157	$—	$2,736,054
Rooms	—	121,114	203,902	—	325,016
Food and beverage	—	54,821	130,508	—	185,329
Mall	—	—	85,461	—	85,461
Convention, retail and other	—	86,436	84,042	(44,417)	126,061
	—	422,268	3,080,070	(44,417)	3,457,921
Less — promotional allowances	(272)	(22,230)	(132,204)	(496)	(155,202)
Net revenues	(272)	400,038	2,947,866	(44,913)	3,302,719
Operating expenses:
Casino	—	79,583	1,447,526	(830)	1,526,279
Rooms	—	39,151	29,539	—	68,690
Food and beverage	—	24,031	73,766	(1,066)	96,731
Mall	—	—	17,258	—	17,258
Convention, retail and other	—	31,290	53,267	(5,708)	78,849
Provision for doubtful accounts	—	9,578	55,101	—	64,679
General and administrative	—	68,809	221,822	(217)	290,414
Corporate	46,740	116	46,501	(37,085)	56,272
Pre-opening	—	115	6,723	(1)	6,837
Development	4,971	—	386	(6)	5,351
Depreciation and amortization	6,154	46,355	200,048	—	252,557
Amortization of leasehold interests in land	—	—	10,167	—	10,167
Loss on disposal of assets	—	563	1,369	—	1,932
	57,865	299,591	2,163,473	(44,913)	2,476,016
Operating income (loss)	(58,137)	100,447	784,393	—	826,703
Other income (expense):
Interest income	1,063	47,536	3,898	(48,704)	3,793
Interest expense, net of amounts capitalized	(1,378)	(22,744)	(93,414)	48,704	(68,832)
Other expense	—	(1,984)	(124)	—	(2,108)
Income from equity investments in subsidiaries	601,261	480,113	—	(1,081,374)	—
Income before income taxes	542,809	603,368	694,753	(1,081,374)	759,556
Income tax benefit (expense)	29,152	(38,522)	(46,212)	—	(55,582)
Net income	571,961	564,846	648,541	(1,081,374)	703,974
Net income attributable to noncontrolling interests	—	(479)	(131,534)	—	(132,013)
Net income attributable to Las Vegas Sands Corp.	$571,961	$564,367	$517,007	$(1,081,374)	$571,961

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$776,185	$764,874	$960,127	$(1,504,458)	$996,728
Currency translation adjustment, before and after tax	10,848	8,883	10,223	(19,731)	10,223
Total comprehensive income	787,033	773,757	970,350	(1,524,189)	1,006,951
Comprehensive income attributable to noncontrolling interests	—	(597)	(219,321)	—	(219,918)
Comprehensive income attributable to Las Vegas Sands Corp.	$787,033	$773,160	$751,029	$(1,524,189)	$787,033

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$571,961	$564,846	$648,541	$(1,081,374)	$703,974
Currency translation adjustment, before and after tax	(45,776)	(51,828)	(48,456)	97,604	(48,456)
Total comprehensive income	526,185	513,018	600,085	(983,770)	655,518
Comprehensive income attributable to noncontrolling interests	—	(479)	(128,854)	—	(129,333)
Comprehensive income attributable to Las Vegas Sands Corp.	$526,185	$512,539	$471,231	$(983,770)	$526,185

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$1,271,347	$836,198	$1,113,983	$(2,088,901)	$1,132,627
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	948	—	948
Capital expenditures	(10,016)	(15,618)	(226,093)	—	(251,727)
Proceeds from disposal of property and equipment	—	502	39	—	541
Dividends received from non-restricted subsidiaries	—	625,300	—	(625,300)	—
Repayments of receivable from non-restricted subsidiaries	—	287	—	(287)	—
Capital contributions to subsidiaries	—	(607,300)	—	607,300	—
Net cash generated from (used in) investing activities	(10,016)	3,171	(225,106)	(18,287)	(250,238)
Cash flows from financing activities:
Proceeds from exercise of stock options	29,519	—	2,596	—	32,115
Excess tax benefit from stock option exercises	4,112	—	—	—	4,112
Repurchase of common stock	(734,363)	—	—	—	(734,363)
Dividends paid	(405,681)	—	(509,391)	—	(915,072)
Distributions to noncontrolling interests	—	(597)	(1,982)	—	(2,579)
Dividends paid to Las Vegas Sands Corp.	—	(1,331,520)	—	1,331,520	—
Dividends paid to Restricted Subsidiaries	—	—	(1,382,681)	1,382,681	—
Capital contributions received	—	—	607,300	(607,300)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(287)	287	—
Proceeds from 2011 VML credit facility	—	—	819,725	—	819,725
Proceeds from 2013 U.S. credit facility	—	500,000	—	—	500,000
Repayments on 2011 VML credit facility	—	—	(819,680)	—	(819,680)
Repayments on 2013 U.S. credit facility	—	(5,625)	—	—	(5,625)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease and other long-term debt	—	(600)	(1,236)	—	(1,836)
Payments of deferred financing costs	—	—	(57,255)	—	(57,255)
Net cash used in financing activities	(1,107,335)	(838,342)	(1,342,891)	2,107,188	(1,181,380)
Effect of exchange rate on cash	—	—	1,979	—	1,979
Increase (decrease) in cash and cash equivalents	153,996	1,027	(452,035)	—	(297,012)
Cash and cash equivalents at beginning of period	50,180	315,489	3,234,745	—	3,600,414
Cash and cash equivalents at end of period	$204,176	$316,516	$2,782,710	$—	$3,303,402

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$388,794	$54,831	$863,128	$(421,235)	$885,518
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	1	(295)	—	(294)
Capital expenditures	(8,266)	(18,115)	(170,810)	—	(197,191)
Proceeds from disposal of property and equipment	—	16	410	—	426
Dividends received from non-restricted subsidiaries	—	408,000	—	(408,000)	—
Repayments of receivable from non-restricted subsidiaries	—	488,983	—	(488,983)	—
Capital contributions to subsidiaries	—	(400,000)	—	400,000	—
Net cash generated from (used in) investing activities	(8,266)	478,885	(170,695)	(496,983)	(197,059)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,399	—	1,556	—	11,955
Excess tax benefit from stock option exercises	1,525	—	—	—	1,525
Dividends paid	(288,554)	—	(207,266)	—	(495,820)
Distributions to noncontrolling interests	—	(479)	(1,695)	—	(2,174)
Dividends paid to Las Vegas Sands Corp.	—	(421,235)	—	421,235	—
Dividends paid to Restricted Subsidiaries	—	—	(408,000)	408,000	—
Capital contributions received	—	—	400,000	(400,000)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(488,983)	488,983	—
Repayments on 2012 Singapore credit facility	—	—	(325,979)	—	(325,979)
Repayments on senior secured credit facility	—	(6,106)	—	—	(6,106)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease and other long-term debt	—	(575)	(996)	—	(1,571)
Net cash used in financing activities	(277,552)	(428,395)	(1,031,363)	918,218	(819,092)
Effect of exchange rate on cash	—	—	(2,385)	—	(2,385)
Increase (decrease) in cash and cash equivalents	102,976	105,321	(341,315)	—	(133,018)
Cash and cash equivalents at beginning of period	7,962	182,402	2,322,402	—	2,512,766
Cash and cash equivalents at end of period	$110,938	$287,723	$1,981,087	$—	$2,379,748

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
Macao
We own 70.2% of Sands China Ltd. (“SCL”), which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 385,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 923,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 87.5% and 86.3% of the gross revenue at The Venetian Macao for the three months ended March 31, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.
We own the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, we opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. We also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by us. In September 2012, we opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms and suites under the Sheraton brand, and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by us. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. We have begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $700 million. Upon completion of the project, the integrated resort will feature approximately 350,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in early 2015). As of March 31, 2014, we have capitalized costs of $4.20 billion for the entire project, including the land premium (net of amortization) and $68.3 million in outstanding construction payables. Approximately 85.4% and 86.7% of the gross revenue at Sands Cotai Central for the three months ended March 31, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.
We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites under the Four Seasons brand and features 19 Paiza mansions; approximately 113,000 square feet of gaming space; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 88.3% and 88.1% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 260,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 93.9% and 94.2% of the gross revenue at the Sands Macao for the three months ended March 31, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Singapore
We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 76.6% and 76.5% of the gross revenue at the Marina Bay Sands for the three months ended March 31, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
United States
Las Vegas
Our Las Vegas Operating Properties, situated on or near the Las Vegas Strip, consist of The Venetian Las Vegas, a Renaissance Venice-themed resort; The Palazzo, a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). Our Las Vegas Operating Properties represent an integrated resort with approximately 7,100 suites and approximately 225,000 square feet of gaming space. Our Las Vegas Operating Properties also feature a meeting and conference facility of approximately 1.1 million square feet; Canyon Ranch SpaClub facilities; a Paiza Club, offering services and amenities to premium customers, including luxurious VIP suites, spa facilities and private VIP gaming room facilities; entertainment facilities; and the Grand Canal Shoppes, which consist of two enclosed retail, dining and entertainment complexes that were sold to GGP Limited Partnership (“GGP”). See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net.”
Approximately 72.9% and 63.2% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2014 and 2013, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.6% and 88.9% of the gross revenue at Sands Bethlehem for the three months ended March 31, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2013 Annual Report on Form 10-K filed on February 28, 2014.
There were no newly identified significant accounting estimates during the three months ended March 31, 2014, nor were there any material changes to the critical accounting policies and estimates discussed in our 2013 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Net revenues	$4,010,384	$3,302,719	21.4%
Operating expenses	2,866,559	2,476,016	15.8%
Operating income	1,143,825	826,703	38.4%
Income before income taxes	1,055,881	759,556	39.0%
Net income	996,728	703,974	41.6%
Net income attributable to Las Vegas Sands Corp.	776,185	571,961	35.7%

	Percent of Net Revenues
	Three Months Ended March 31,
	2014	2013
Operating expenses	71.5%	75.0%
Operating income	28.5%	25.0%
Income before income taxes	26.3%	23.0%
Net income	24.9%	21.3%
Net income attributable to Las Vegas Sands Corp.	19.4%	17.3%
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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 25.7%, 22.8%, 25.7%, 19.0% and 23.7% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.4%, 3.8%, 5.3%, 3.9% and 5.1% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 24.1% and 29.4%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2014.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 22% to 30% for Baccarat and 14% to 18% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 16.2%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.6% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month hold percentage. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 71.1% of our table games play at our Las Vegas Operating Properties, for three months ended March 31, 2014, was conducted on a credit basis, while our table games play at Sands Bethlehem is primarily conducted on a cash basis.
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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$3,372,065	$2,736,054	23.2%
Rooms	400,222	325,016	23.1%
Food and beverage	202,787	185,329	9.4%
Mall	109,031	85,461	27.6%
Convention, retail and other	137,376	126,061	9.0%
	4,221,481	3,457,921	22.1%
Less — promotional allowances	(211,097)	(155,202)	(36.0)%
Total net revenues	$4,010,384	$3,302,719	21.4%
Consolidated net revenues were $4.01 billion for the three months ended March 31, 2014, an increase of $707.7 million compared to $3.30 billion for the three months ended March 31, 2013. The increase in net revenues was driven by an increase of $703.3 million at our Macao operating properties, primarily due to increased casino revenues.

Casino revenues increased $636.0 million compared to the three months ended March 31, 2013. The increase is attributable to increases of $297.1 million at The Venetian Macao and $216.5 million at Sands Cotai Central, which were driven by increases in Non-Rolling Chip drop and Rolling Chip volume, as well as a $133.7 million increase at the Four Seasons Macao, driven by increases in Rolling Chip win percentage and Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2014	2013	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,075,668	$778,539	38.2%
Non-Rolling Chip drop	$2,410,228	$1,333,891	80.7%
Non-Rolling Chip win percentage	26.1%	32.1%	(6.0) pts
Rolling Chip volume	$15,315,408	$11,670,922	31.2%
Rolling Chip win percentage	3.49%	3.57%	(0.08) pts
Slot handle	$1,452,385	$1,191,532	21.9%
Slot hold percentage	5.1%	5.5%	(0.4) pts
Sands Cotai Central
Total casino revenues	$750,329	$533,786	40.6%
Non-Rolling Chip drop	$1,800,669	$1,035,340	73.9%
Non-Rolling Chip win percentage	22.9%	21.6%	1.3 pts
Rolling Chip volume	$15,505,304	$13,622,405	13.8%
Rolling Chip win percentage	2.83%	3.09%	(0.26) pts
Slot handle	$1,821,440	$1,228,462	48.3%
Slot hold percentage	3.7%	3.9%	(0.2) pts
Four Seasons Macao
Total casino revenues	$340,190	$206,451	64.8%
Non-Rolling Chip drop	$351,964	$110,529	218.4%
Non-Rolling Chip win percentage	28.4%	48.6%	(20.2) pts
Rolling Chip volume	$9,193,662	$9,480,149	(3.0)%
Rolling Chip win percentage	3.62%	2.21%	1.41 pts
Slot handle	$289,789	$184,409	57.1%
Slot hold percentage	4.3%	5.0%	(0.7) pts
Sands Macao
Total casino revenues	$306,607	$302,367	1.4%
Non-Rolling Chip drop	$1,091,913	$763,224	43.1%
Non-Rolling Chip win percentage	18.0%	21.1%	(3.1) pts
Rolling Chip volume	$5,380,539	$6,378,992	(15.7)%
Rolling Chip win percentage	2.59%	2.76%	(0.17) pts
Slot handle	$803,221	$706,464	13.7%
Slot hold percentage	3.8%	3.7%	0.1 pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$680,445	$640,200	6.3%
Non-Rolling Chip drop	$1,157,352	$1,194,629	(3.1)%
Non-Rolling Chip win percentage	23.4%	23.2%	0.2 pts
Rolling Chip volume	$12,941,483	$18,207,292	(28.9)%
Rolling Chip win percentage	3.41%	2.51%	0.90 pts
Slot handle	$3,049,975	$2,785,320	9.5%
Slot hold percentage	4.8%	5.1%	(0.3) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$109,790	$159,898	(31.3)%
Table games drop	$518,535	$506,395	2.4%
Table games win percentage	17.1%	27.6%	(10.5) pts
Slot handle	$473,154	$495,105	(4.4)%
Slot hold percentage	8.6%	8.8%	(0.2) pts
Sands Bethlehem
Total casino revenues	$109,036	$114,813	(5.0)%
Table games drop	$247,590	$244,694	1.2%
Table games win percentage	16.1%	15.6%	0.5 pts
Slot handle	$948,510	$1,033,931	(8.3)%
Slot hold percentage	7.1%	7.1%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $75.2 million compared to the three months ended March 31, 2013. The increase is attributable to an increase of $33.2 million at Sands Cotai Central, due to the opening of the second Sheraton tower in January 2013 and an increase in occupancy and average daily room rates. There were also increases of $14.6 million, $12.5 million and $10.9 million at our Las Vegas Operating Properties, Marina Bay Sands and The Venetian Macao, respectively, which were driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2014	2013	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$65,305	$54,433	20.0%
Occupancy rate	94.4%	91.6%	2.8 pts
Average daily room rate	$267	$231	15.6%
Revenue per available room	$252	$212	18.9%
Sands Cotai Central
Total room revenues	$79,446	$46,242	71.8%
Occupancy rate	88.8%	70.8%	18.0 pts
Average daily room rate	$177	$152	16.4%
Revenue per available room	$157	$108	45.4%
Four Seasons Macao
Total room revenues	$12,631	$10,165	24.3%
Occupancy rate	87.1%	81.2%	5.9 pts
Average daily room rate	$429	$370	15.9%
Revenue per available room	$373	$301	23.9%
Sands Macao
Total room revenues	$7,261	$6,035	20.3%
Occupancy rate	96.7%	94.9%	1.8 pts
Average daily room rate	$292	$246	18.7%
Revenue per available room	$283	$233	21.5%
Singapore Operations:
Marina Bay Sands
Total room revenues	$97,129	$84,582	14.8%
Occupancy rate	99.3%	98.5%	0.8 pts
Average daily room rate	$428	$378	13.2%
Revenue per available room	$425	$372	14.2%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$135,713	$121,114	12.1%
Occupancy rate	88.9%	90.3%	(1.4) pts
Average daily room rate	$241	$211	14.2%
Revenue per available room	$214	$191	12.0%
Sands Bethlehem
Total room revenues	$2,737	$2,445	11.9%
Occupancy rate	68.8%	65.3%	3.5 pts
Average daily room rate	$146	$138	5.8%
Revenue per available room	$101	$90	12.2%
Food and beverage revenues increased $17.5 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $16.2 million increase at our Macao operating properties, due to an increase in property visitation.

Mall revenues increased $23.6 million compared to the three months ended March 31, 2013. The increase was primarily due to a $21.8 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended March 31,
	2014	2013	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$38,140	$29,857	27.7%
Mall gross leasable area (in square feet)	755,876	821,129	(7.9)%
Occupancy	96.0%	93.2%	2.8 pts
Base rent per square foot	$186	$148	25.7%
Tenant sales per square foot	$1,535	$1,239	23.9%
Shoppes at Cotai Central(1)
Total mall revenues	$8,720	$7,930	10.0%
Mall gross leasable area (in square feet)	210,191	210,143	—
Occupancy	99.9%	100.0%	(0.1) pts
Base rent per square foot	$121	$118	2.5%
Tenant sales per square foot	$1,365	$—	—
Shoppes at Four Seasons(2)
Total mall revenues	$23,025	$10,290	123.8%
Mall gross leasable area (in square feet)	242,469	239,718	1.1%
Occupancy	84.1%	90.9%	(6.8) pts
Base rent per square foot	$363	$154	135.7%
Tenant sales per square foot	$5,359	$4,562	17.5%
Singapore Operations:
The Shoppes at Marina Bay Sands(3)
Total mall revenues	$38,515	$36,795	4.7%
Mall gross leasable area (in square feet)	650,083	637,881	1.9%
Occupancy	88.1%	95.6%	(7.5) pts
Base rent per square foot	$213	$223	(4.5)%
Tenant sales per square foot	$1,544	$1,425	8.4%
U.S. Operations:
The Outlets at Sands Bethlehem(4)
Total mall revenues	$631	$589	7.1%
Mall gross leasable area (in square feet)	134,830	134,907	(0.1)%
Occupancy	93.6%	72.5%	21.1 pts
Base rent per square foot	$22	$22	—
Tenant sales per square foot	$411	$—	—
__________________________

(1)	The first and second phases of the Shoppes at Cotai Central opened in April and September 2012, respectively.

(2)
Beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(3) The decrease in occupancy at The Shoppes at Marina Bay Sands is due to an ongoing repositioning of the mall that will bring in several new key luxury tenants. Approximately 54,000 square feet of gross leasable area is currently undergoing new fit-out and is not considered occupied as of March 31, 2014.
(4) Tenant sales per square foot for the three months ended March 31, 2013, is excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$1,867,612	$1,526,279	22.4%
Rooms	64,263	68,690	(6.4)%
Food and beverage	100,169	96,731	3.6%
Mall	17,363	17,258	0.6%
Convention, retail and other	90,468	78,849	14.7%
Provision for doubtful accounts	61,918	64,679	(4.3)%
General and administrative	336,499	290,414	15.9%
Corporate	50,677	56,272	(9.9)%
Pre-opening	4,300	6,837	(37.1)%
Development	1,692	5,351	(68.4)%
Depreciation and amortization	261,047	252,557	3.4%
Amortization of leasehold interests in land	10,026	10,167	(1.4)%
Loss on disposal of assets	525	1,932	(72.8)%
Total operating expenses	$2,866,559	$2,476,016	15.8%

Operating expenses were $2.87 billion for the three months ended March 31, 2014, an increase of $390.5 million compared to $2.48 billion for the three months ended March 31, 2013. The increase in operating expenses was primarily attributable to an increase in casino expenses at our Macao operating properties.
Casino expenses increased $341.3 million compared to the three months ended March 31, 2013. Of the increase, $283.5 million was attributable to the 39.0% gross win tax on increased casino revenues at our Macao operating properties, as well as a $61.7 million increase in additional casino expenses at our Macao operating properties.
The provision for doubtful accounts was $61.9 million for the three months ended March 31, 2014, compared to $64.7 million for the three months ended March 31, 2013. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $46.1 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $30.9 million increase at our Macao operating properties and a $13.2 million increase at our Las Vegas Operating Properties.
Corporate expenses decreased $5.6 million compared to the three months ended March 31, 2013, which was driven by a decrease in legal fees.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended March 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$470,084	$348,482	34.9%
Sands Cotai Central	265,206	131,521	101.6%
Four Seasons Macao	113,041	53,552	111.1%
Sands Macao	91,438	96,602	(5.3)%
Other Asia	(1,414)	(3,589)	60.6%
	938,355	626,568	49.8%
Marina Bay Sands	435,161	396,781	9.7%
United States:
Las Vegas Operating Properties	79,652	113,428	(29.8)%
Sands Bethlehem	26,531	29,856	(11.1)%
	106,183	143,284	(25.9)%
Total adjusted property EBITDA	$1,479,699	$1,166,633	26.8%

Adjusted property EBITDA at our Macao operations increased $311.8 million compared to the three months ended March 31, 2013. As previously described, the increase was primarily attributable to an increase in net revenues of $703.3 million at our Macao operating properties, partially offset by an increase of $283.5 million in gross win tax on increased casino revenues, as well as increases in the associated operating expenses.
Adjusted property EBITDA at Marina Bay Sands increased $38.4 million compared to the three months ended March 31, 2013. The increase was primarily attributable to a $40.6 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $33.8 million compared to the three months ended March 31, 2013. The decrease was primarily attributable to a $29.6 million decrease in net revenues (excluding intersegment royalty revenue), driven by a decrease in casino revenues.
Adjusted property EBITDA at Sands Bethlehem decreased $3.3 million compared to the three months ended March 31, 2013. The decrease was primarily attributable to a $5.7 million decrease in net revenues, driven by a decrease in casino revenues.
Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs)	$69,076	$66,826
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,797	3,789
Less — capitalized interest	(1,747)	(1,783)
Interest expense, net	$71,126	$68,832
Cash paid for interest	$59,582	$64,711
Weighted average total debt balance	$10,012,530	$10,086,142
Weighted average interest rate	2.8%	2.7%

Interest cost and interest expense remained relatively consistent compared to the three months ended March 31, 2013, due to the similarities in our weighted average debt balance and weighted average interest rate.
Other Factors Effecting Earnings
Other expense was $4.7 million for the three months ended March 31, 2014, compared to $2.1 million for the three months ended March 31, 2013. The amounts in both periods were primarily attributable to foreign exchange losses.
The loss on modification or early retirement of debt was $18.0 million for the three months ended March 31, 2014, and was related to the refinancing of our 2011 VML Credit Facility in March 2014 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”).
Our effective income tax rate was 5.6% for the three months ended March 31, 2014, compared to 7.3% for the three months ended March 31, 2013. The effective income tax rate for the three months ended March 31, 2014 and 2013, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which will expire in 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $220.5 million for the three months ended March 31, 2014, compared to $132.0 million for the three months ended March 31, 2013. These amounts are primarily related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our integrated resorts at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Marina Bay Sands and Sands Bethlehem. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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

The following tables summarize the results of our mall operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended March 31, 2014
Mall revenues:
Minimum rents(2)	$31,300	$19,779	$5,934	$29,025	$390	$86,428
Overage rents	341	1,495	372	2,487	241	4,936
CAM, levies and management fees	6,499	1,751	2,414	7,003	—	17,667
Total mall revenues	38,140	23,025	8,720	38,515	631	109,031
Mall operating expenses:
Common area maintenance	3,968	1,231	1,380	5,962	314	12,855
Management fees and other direct operating expenses	1,858	454	333	1,749	114	4,508
Mall operating expenses	5,826	1,685	1,713	7,711	428	17,363
Property taxes(3)	1,114	—	—	1,757	271	3,142
Provision for (recovery of) doubtful accounts	139	78	(21)	258	—	454
Mall-related expenses(4)	7,079	1,763	1,692	9,726	699	20,959
For the three months ended March 31, 2013
Mall revenues:
Minimum rents(2)	$23,605	$7,545	$5,778	$26,498	$269	$63,695
Overage rents	675	988	318	2,493	320	4,794
CAM, levies and management fees	5,577	1,757	1,834	7,804	—	16,972
Total mall revenues	29,857	10,290	7,930	36,795	589	85,461
Mall operating expenses:
Common area maintenance	3,517	1,179	1,320	6,530	269	12,815
Management fees and other direct operating expenses	1,835	427	335	1,736	110	4,443
Mall operating expenses	5,352	1,606	1,655	8,266	379	17,258
Property taxes(3)	—	—	—	1,810	263	2,073
Provision for (recovery of) doubtful accounts	(24)	120	18	21	—	135
Mall-related expenses(4)	5,328	1,726	1,673	10,097	642	19,466
____________________

(1)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

(3)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. This property tax exemption expired in August 2013 for The Venetian Macao and we are currently in the process of requesting an extension from the Macao government.

(4)
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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities and have capitalized costs of $464.8 million, including the land premium (net of amortization) and $44.1 million in outstanding construction payables, as of March 31, 2014. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of March 31, 2014, we have capitalized an aggregate of $9.13 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should we determine that we are unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, we would expect to apply for another extension from the Macao government. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $464.8 million or $4.20 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of March 31, 2014, we have capitalized construction costs of $178.6 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of March 31, 2014.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash generated from operating activities	$1,132,627	$885,518
Cash flows from investing activities:
Change in restricted cash and cash equivalents	948	(294)
Capital expenditures	(251,727)	(197,191)
Proceeds from disposal of property and equipment	541	426
Net cash used in investing activities	(250,238)	(197,059)
Cash flows from financing activities:
Proceeds from exercise of stock options	32,115	11,955
Excess tax benefits from stock-based compensation	4,112	1,525
Repurchase of common stock	(734,363)	—
Dividends paid	(915,072)	(495,820)
Distributions to noncontrolling interests	(2,579)	(2,174)
Proceeds from long-term debt	1,319,725	—
Repayments on long-term debt	(828,063)	(334,578)
Payments of deferred financing costs	(57,255)	—
Net cash used in financing activities	(1,181,380)	(819,092)
Effect of exchange rate on cash	1,979	(2,385)
Decrease in cash and cash equivalents	$(297,012)	$(133,018)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2014, increased $247.1 million compared to the three months ended March 31, 2013. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2014, totaled $251.7 million, including $210.2 million for construction and development activities in Macao, which consisted primarily of $95.4 million for The Parisian Macao and $76.1 million for Sands Cotai Central; $15.8 million at our Las Vegas Operating Properties; $12.7 million in Singapore and $13.0 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.18 billion for the three months ended March 31, 2014, which was primarily attributable to $915.1 million in dividend payments and $734.4 million in common stock repurchases, partially offset by proceeds of $500.0 million from our 2013 U.S. Revolving Facility.
As of March 31, 2014, we had $1.73 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.
Capital Financing Overview
Through March 31, 2014, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility, which was amended in December 2013, requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014 (See “Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements —Note 3 — Long-term Debt — 2011 VML Credit Facility"), also requires our Macao operations to comply with similar financial covenants commencing with the quarterly period ending June 30, 2014, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending June 30, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending March 31 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of March 31, 2014, our U.S. and Singapore leverage ratios were 1.3x and 2.8x, respectively, compared to the maximum leverage ratios allowed of 5.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $3.30 billion and restricted cash and cash equivalents of approximately $5.9 million as of March 31, 2014, of which approximately $2.73 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.73 billion, approximately $2.18 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In February 2014, we borrowed $500.0 million under our 2013 U.S. Revolving Facility. In March 2014, we amended our 2011 VML Credit Facility, which extended the maturity to March 31, 2020, and provided for revolving loan commitments of $2.0 billion, which will be used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”).
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars (“HKD”) per share and a special dividend of HKD 0.77 per share, respectively (a total of $1.71 billion) to SCL shareholders (of which we retained $1.20 billion). On March 31 2014, we paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the three months ended March 31, 2014, we recorded $405.8 million as a distribution against retained earnings (of which $215.8 million related to our Principal Stockholder’s family and the remaining $190.0 million related to all other shareholders). In April 2014, our Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $405 million) to be paid on June 30, 2014, to shareholders of record on June 20, 2014. We expect this level of dividend to continue quarterly through the remainder of 2014.
In June 2013, our Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2014, we repurchased 10,023,353 shares of our common stock for $810.0 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury shares.

Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2014, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of the amendment of our 2011 VML Credit Facility (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”) and borrowings of $500.0 million under our 2013 U.S. Revolving Facility (which matures in December 2018 with no interim amortization).
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2014, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending March 31:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Fixed rate	$0.3	$—	$—	$—	$—	$—	$0.3	$0.3
Average interest rate(2)	5.0%	—	—	—	—	—	5.0%
Variable rate	$299.9	$737.7	$1,066.8	$1,429.0	$2,101.0	$4,623.7	$10,258.1	$10,098.9
Average interest rate(2)	1.9%	1.8%	1.8%	1.8%	1.7%	2.1%	1.9%
ASSETS
Cap agreements(3)	$—	$—	$0.1	$—	$—	$—	$0.1	$0.1

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of March 31, 2014, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $89.3 million.

(3)	As of March 31, 2014, we had 22 interest rate cap agreements with an aggregate fair value of approximately $0.1 million based on quoted market values from the institutions holding the agreements.

Borrowings under the U.S. credit facility, as amended, bear interest, at our election, at either an adjusted Eurodollar rate or at an alternative base rate plus a credit spread. The revolving facility and term loan bear interest at the alternative base rate plus 0.5% per annum and 1.5% per annum, respectively, or at the adjusted Eurodollar rate (term loan is subject to a Eurodollar floor of 0.75%) plus 1.5% per annum and 2.5% per annum, respectively. Borrowings under the 2011 VML Credit Facility, as amended, bear interest at either the adjusted Eurodollar rate or HIBOR rate or an alternative base rate, as applicable, plus a spread that ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. The credit spread is based on a specified consolidated leverage ratio. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum, which spread is subject to a reduction based on a ratio of debt to Adjusted EBITDA. Borrowings under the airplane financings bear interest at LIBOR plus approximately 1.5% per annum.
Foreign currency transaction losses for the three months ended March 31, 2014, were $4.9 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of March 31, 2014, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $13.5 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2014, and have concluded that they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and “Part I — Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
January 1, 2014 — January 31, 2014	—	$—	—	$1,429,609
February 1, 2014 — February 28, 2014	8,224,255	$80.70	8,224,255	$765,684
March 1, 2014 — March 31, 2014	1,799,098	$81.25	1,799,098	$619,471

(1)	Calculated excluding commissions.

(2)
On June 5, 2013, the Company announced a stock repurchase program pursuant to which the Company has been authorized to repurchase up to $2.0 billion of its outstanding common stock. As of March 31, 2014, approximately $619.5 million of shares remained available for repurchase. The stock repurchase program will expire on June 5, 2015. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury shares.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document

10.1
Amendment and Restatement Agreement dated as of March 25, 2014, among VML US Finance LLC, as Borrower, Guarantors Party Hereto, Lender Party Hereto and Bank of China Limited, Macau Branch, as Administrative Agent and Collateral Agent.

10.2	Letter of Appointment for Executive, dated August 4, 2010, between Venetian Macau Limited and Edward M. Tracy.

10.2.1	Contract Renewal, dated May 10, 2012, between Venetian Macau Limited and Edward Matthew Tracy.

10.2.2	Contract Renewal, dated May 1, 2013, between Venetian Macau Limited and Edward Matthew Tracy.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

May 7, 2014	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board and Chief Executive Officer

May 7, 2014	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Accounting Officer (Principal Financial Officer)