Form 10-Q
period 2014-06-30
LAS VEGAS SANDS CORP
filed 2014-08-07
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock ($0.001 par value)	805,329,433 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,292,727	$3,600,414
Restricted cash and cash equivalents	6,282	6,839
Accounts receivable, net	1,531,555	1,762,110
Inventories	43,083	41,946
Prepaid expenses and other	104,470	104,230
Total current assets	4,978,117	5,515,539
Property and equipment, net	15,403,354	15,358,953
Deferred financing costs, net	204,096	185,964
Deferred income taxes, net	19,614	13,821
Leasehold interests in land, net	1,426,812	1,428,819
Intangible assets, net	95,002	102,081
Other assets, net	122,128	119,087
Total assets	$22,249,123	$22,724,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,538	$119,194
Construction payables	214,399	241,560
Accrued interest payable	1,545	6,551
Other accrued liabilities	1,880,173	2,194,866
Deferred income taxes	16,678	13,309
Income taxes payable	191,073	176,678
Current maturities of long-term debt	435,794	377,507
Total current liabilities	2,858,200	3,129,665
Other long-term liabilities	116,223	112,195
Deferred income taxes	169,371	173,211
Deferred proceeds from sale of The Shoppes at The Palazzo	268,624	268,541
Deferred gain on sale of The Grand Canal Shoppes	38,762	40,416
Deferred rent from mall sale transactions	116,215	116,955
Long-term debt	9,943,170	9,382,752
Total liabilities	13,510,565	13,223,735
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 829,034,614 and 827,273,217 shares issued, 806,261,255 and 818,702,936 shares outstanding	829	827
Treasury stock, at cost, 22,773,359 and 8,570,281 shares	(1,700,565)	(570,520)
Capital in excess of par value	6,416,298	6,348,065
Accumulated other comprehensive income	207,321	173,783
Retained earnings	2,351,879	1,713,339
Total Las Vegas Sands Corp. stockholders’ equity	7,275,762	7,665,494
Noncontrolling interests	1,462,796	1,835,035
Total equity	8,738,558	9,500,529
Total liabilities and equity	$22,249,123	$22,724,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$3,012,810	$2,674,129	$6,384,875	$5,410,183
Rooms	375,116	324,629	775,338	649,645
Food and beverage	194,196	174,772	396,983	360,101
Mall	119,073	107,993	228,104	193,454
Convention, retail and other	125,829	123,050	263,205	249,111
	3,827,024	3,404,573	8,048,505	6,862,494
Less — promotional allowances	(202,674)	(161,632)	(413,771)	(316,834)
Net revenues	3,624,350	3,242,941	7,634,734	6,545,660
Operating expenses:
Casino	1,690,237	1,519,721	3,557,849	3,046,000
Rooms	64,118	65,685	128,381	134,375
Food and beverage	95,828	89,294	195,997	186,025
Mall	17,709	18,147	35,072	35,405
Convention, retail and other	74,664	80,094	165,132	158,943
Provision for doubtful accounts	49,669	62,058	111,587	126,737
General and administrative	327,532	307,869	664,031	598,283
Corporate	45,123	46,481	95,800	102,753
Pre-opening	16,141	1,031	20,441	7,868
Development	4,217	6,002	5,909	11,353
Depreciation and amortization	264,016	251,048	525,063	503,605
Amortization of leasehold interests in land	10,040	10,108	20,066	20,275
Loss on disposal of assets	3,596	4,762	4,121	6,694
	2,662,890	2,462,300	5,529,449	4,938,316
Operating income	961,460	780,641	2,105,285	1,607,344
Other income (expense):
Interest income	5,697	3,236	11,500	7,029
Interest expense, net of amounts capitalized	(69,590)	(68,376)	(140,716)	(137,208)
Other income (expense)	2,194	3,893	(2,463)	1,785
Loss on modification or early retirement of debt	—	—	(17,964)	—
Income before income taxes	899,761	719,394	1,955,642	1,478,950
Income tax expense	(46,917)	(47,721)	(106,070)	(103,303)
Net income	852,844	671,673	1,849,572	1,375,647
Net income attributable to noncontrolling interests	(181,410)	(141,920)	(401,953)	(273,933)
Net income attributable to Las Vegas Sands Corp.	$671,434	$529,753	$1,447,619	$1,101,714
Earnings per share:
Basic	$0.83	$0.64	$1.79	$1.34
Diluted	$0.83	$0.64	$1.78	$1.33
Weighted average shares outstanding:
Basic	807,038,086	823,974,421	810,881,047	823,671,664
Diluted	809,224,051	827,901,261	813,304,140	827,701,270
Dividends declared per common share	$0.50	$0.35	$1.00	$0.70
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Net income	$852,844	$671,673	$1,849,572	$1,375,647
Currency translation adjustment, before and after tax	23,975	(41,081)	34,198	(89,537)
Total comprehensive income	876,819	630,592	1,883,770	1,286,110
Comprehensive income attributable to noncontrolling interests	(182,695)	(143,034)	(402,613)	(272,367)
Comprehensive income attributable to Las Vegas Sands Corp.	$694,124	$487,558	$1,481,157	$1,013,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2013	$824	$—	$6,237,488	$263,078	$560,452	$1,596,570	$8,658,412
Net income	—	—	—	—	1,101,714	273,933	1,375,647
Currency translation adjustment	—	—	—	(87,971)	—	(1,566)	(89,537)
Exercise of stock options	1	—	20,453	—	—	2,381	22,835
Tax benefit from stock-based compensation	—	—	3,107	—	—	—	3,107
Stock-based compensation	—	—	25,176	—	—	1,696	26,872
Repurchase of common stock	—	(46,562)	—	—	—	—	(46,562)
Dividends declared	—	—	—	—	(577,655)	(411,359)	(989,014)
Distributions to noncontrolling interests	—	—	—	—	—	(4,713)	(4,713)
Balance at June 30, 2013	$825	$(46,562)	$6,286,224	$175,107	$1,084,511	$1,456,942	$8,957,047
Balance at January 1, 2014	$827	$(570,520)	$6,348,065	$173,783	$1,713,339	$1,835,035	$9,500,529
Net income	—	—	—	—	1,447,619	401,953	1,849,572
Currency translation adjustment	—	—	—	33,538	—	660	34,198
Exercise of stock options	2	—	41,287	—	—	3,829	45,118
Tax benefit from stock-based compensation	—	—	2,755	—	—	—	2,755
Stock-based compensation	—	—	24,191	—	—	3,107	27,298
Repurchase of common stock	—	(1,130,045)	—	—	—	—	(1,130,045)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	(487)	(487)
Dividends declared	—	—	—	—	(809,079)	(776,570)	(1,585,649)
Distributions to noncontrolling interests	—	—	—	—	—	(4,731)	(4,731)
Balance at June 30, 2014	$829	$(1,700,565)	$6,416,298	$207,321	$2,351,879	$1,462,796	$8,738,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$1,849,572	$1,375,647
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	525,063	503,605
Amortization of leasehold interests in land	20,066	20,275
Amortization of deferred financing costs and original issue discount	27,629	28,241
Amortization of deferred gain on and rent from mall sale transactions	(2,394)	(2,472)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	491	684
Non-cash loss on modification or early retirement of debt	13,467	—
Loss on disposal of assets	4,121	6,694
Stock-based compensation expense	26,183	26,508
Provision for doubtful accounts	111,587	126,737
Foreign exchange (gain) loss	4,779	(9,966)
Excess tax benefits from stock-based compensation	(2,755)	(3,107)
Deferred income taxes	(12,224)	(5,307)
Changes in operating assets and liabilities:
Accounts receivable	129,067	(139,154)
Inventories	(1,022)	2,375
Prepaid expenses and other	(2,341)	4,955
Leasehold interests in land	(3,419)	(25,387)
Accounts payable	(1,074)	15,611
Accrued interest payable	(5,037)	(3,623)
Income taxes payable	14,229	15,903
Other accrued liabilities	(305,144)	85,988
Net cash generated from operating activities	2,390,844	2,024,207
Cash flows from investing activities:
Change in restricted cash and cash equivalents	559	(532)
Capital expenditures	(526,838)	(394,015)
Proceeds from disposal of property and equipment	1,106	1,716
Acquisition of intangible assets	—	(45,857)
Net cash used in investing activities	(525,173)	(438,688)
Cash flows from financing activities:
Proceeds from exercise of stock options	45,118	22,835
Excess tax benefits from stock-based compensation	2,755	3,107
Repurchase of common stock	(1,139,415)	—
Dividends paid	(1,585,655)	(988,898)
Distributions to noncontrolling interests	(4,731)	(4,713)
Proceeds from long-term debt (Note 3)	1,857,725	80,496
Repayments on long-term debt (Note 3)	(1,296,058)	(688,431)
Payments of deferred financing costs	(57,244)	—
Net cash used in financing activities	(2,177,505)	(1,575,604)
Effect of exchange rate on cash	4,147	(8,540)
Increase (decrease) in cash and cash equivalents	(307,687)	1,375
Cash and cash equivalents at beginning of period	3,600,414	2,512,766
Cash and cash equivalents at end of period	$3,292,727	$2,514,141

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2014	2013
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$110,499	$105,294
Cash payments for taxes, net of refunds	$102,387	$96,257
Change in construction payables	$(27,161)	$(57,711)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1,115	$364
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$(6)	$116
Property and equipment acquired under capital lease	$—	$2,668
Disposition of interest in minority owned subsidiary	$487	$—
Change in common stock repurchase payable included in other accrued liabilities	$(9,370)	$46,562

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
Operations
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 380,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 923,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, the Company opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. The Company also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by the Company. In September 2012, the Company opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms and suites under the Sheraton brand, and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by the Company. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. The Company has begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $700 million. Upon completion of the project, the integrated resort will feature more than 350,000 square feet of gaming space, approximately 800,000 square

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in early 2015). As of June 30, 2014, the Company has capitalized costs of $4.28 billion for the entire project, including the land premium (net of amortization) and $65.2 million in outstanding construction payables.
 The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites under the Four Seasons brand and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao and located on parcel 2, the “Four Seasons Macao”), which features approximately 110,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and is advancing its plans to monetize units within the Four Seasons Apartments.
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 250,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company had commenced construction activities, but stopped in June 2014, pending receipt of certain government approvals, which management has been informed are scheduled to issue in October 2014. In the meantime, the Company is working to accelerate the permit approval process and, as with projects of this nature, will continue to analyze options for both a full and phased opening of the facility in 2015. The Company has capitalized costs of $565.9 million, including the land premium (net of amortization) and $48.5 million in outstanding construction payables, as of June 30, 2014. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should the Company determine that it is unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, the Company would expect to apply for another extension from the Macao government. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $565.9 million or $4.28 billion in capitalized construction costs and land premiums (net of amortization), as of June 30, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. As of June 30, 2014, the Company has capitalized construction costs of $178.6 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of June 30, 2014.

Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through June 30, 2014, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $3.29 billion and restricted cash and cash equivalents of $6.3 million as of June 30, 2014. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. The Company is no longer evaluating strategic alternatives related to its Pennsylvania operations. In December 2013, the Company entered into its $3.5 billion 2013 U.S. Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior senior secured credit facility. In March 2014, the Company amended its Macao credit facility, which extended a portion of the term loans under the facility to March 2020 and provides for revolving loan commitments of $2.0 billion (see “— Note 3 — Long-term Debt — 2011 VML Credit Facility”).
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The adoption of this guidance will not have a material effect on the Company's financial condition, results of operations or cash flows.
In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$554,140	$553,561
Building and improvements	15,356,228	15,226,566
Furniture, fixtures, equipment and leasehold improvements	2,932,600	2,849,502
Transportation	445,972	439,976
Construction in progress	1,457,184	1,150,349
	20,746,124	20,219,954
Less — accumulated depreciation and amortization	(5,342,770)	(4,861,001)
	$15,403,354	$15,358,953

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Construction in progress consists of the following (in thousands):

	June 30, 2014	December 31, 2013
The Parisian Macao	$509,818	$318,914
Four Seasons Macao (principally the Four Seasons Apartments)	417,554	394,404
Sands Cotai Central	199,303	111,704
Other	330,509	325,327
	$1,457,184	$1,150,349
The $330.5 million in other construction in progress as of June 30, 2014, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $233.5 million (net of $77.8 million of accumulated depreciation) as of June 30, 2014, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, the Company capitalized interest expense of $1.5 million, $3.2 million, $0.6 million and $2.4 million, respectively. During the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, the Company capitalized approximately $6.2 million, $14.1 million, $5.3 million and $11.0 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $10,446 and $11,250, respectively)	$2,228,304	$2,238,750
2013 U.S. Credit Facility — Revolving	1,168,000	590,000
Airplane Financings	65,515	67,359
HVAC Equipment Lease	17,352	18,140
Other	847	2,335
Macao Related:
2011 VML Credit Facility — Extended Term A	2,389,455	—
2011 VML Credit Facility — Term A	—	3,208,869
2011 VML Credit Facility — Extended Revolving	820,430	—
Other	6,899	7,910
Singapore Related:
2012 Singapore Credit Facility — Term	3,682,162	3,626,896
	10,378,964	9,760,259
Less — current maturities	(435,794)	(377,507)
Total long-term debt	$9,943,170	$9,382,752
2013 U.S. Credit Facility
As of June 30, 2014, the Company had $76.3 million of available borrowing capacity under the 2013 U.S. Credit Facility, net of outstanding letters of credit.
Subsequent to June 30, 2014, the Company paid down $748.0 million of the 2013 U.S. Revolving Facility.
2011 VML Credit Facility
During March 2014, the Company amended its 2011 VML Credit Facility to, among other things, modify certain financial covenants, as discussed further below. In addition to the amendment, certain lenders extended the maturity of $2.39 billion in aggregate principal amount of the 2011 VML Term Facility to March 31, 2020 (the "Extended 2011 VML Term Facility"), and, together with new lenders, provided $2.0 billion in aggregate principal amount of revolving loan commitments (the "Extended 2011 VML Revolving Facility"). A portion of the revolving proceeds were used to pay down the $819.7 million in aggregate principal balance of the 2011 VML Term Facility loans that were not extended. The Company recorded an $18.0 million loss on modification or early retirement of debt during the six months ended June 30, 2014, in connection with the pay down and extension. Borrowings under the Extended 2011 VML Revolving Facility are being used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes. As of June 30, 2014, the Company had $1.18 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
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
Borrowings for all loans bear interest, as amended, at the Company's option, at either the adjusted Eurodollar rate or HIBOR rate plus a credit spread or an alternative base rate plus a credit spread, which credit spread in each case is determined based on the maximum leverage ratio as set forth in the credit facility agreement, as amended. The credit spread for the Extended 2011 VML Term and Revolving Facilities ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. On the Restatement Date, the credit spread for the Extended 2011 VML Term and Revolving Facilities was 0.375% per annum for loans accruing interest at the base rate and 1.375% per annum for loans accruing interest at the adjusted Eurodollar or HIBOR rate.
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
2012 Singapore Credit Facility
As of June 30, 2014, the Company had 493.0 million Singapore dollars ("SGD," approximately $394.7 million at exchange rates in effect on June 30, 2014) of available borrowing capacity under the 2012 Singapore Credit Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Proceeds from 2013 U.S. Credit Facility	$1,038,000	$—
Proceeds from 2011 VML Credit Facility	819,725	—
Proceeds from 2012 Singapore Credit Facility	—	80,496
	$1,857,725	$80,496

Repayments on 2011 VML Credit Facility	$(819,680)	$—
Repayments on 2013 U.S. Credit Facility	(471,250)	—
Repayments on 2012 Singapore Credit Facility	—	(406,870)
Repayments on Senior Secured Credit Facility	—	(276,479)
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3,284)	(3,238)
	$(1,296,058)	$(688,431)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2014 and December 31, 2013, was approximately $10.16 billion and $9.72 billion, respectively, compared to its carrying value of $10.36 billion and $9.74 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31 and June 30, 2014, the Company paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the six months ended June 30, 2014, the Company recorded $809.1 million as a distribution against retained earnings (of which $431.7 million related to the Principal Stockholder’s family and the remaining $377.4 million related to all other shareholders).
On March 29 and June 28, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the six months ended June 30, 2013, the Company recorded $577.7 million as a distribution against retained earnings (of which $302.1 million related to the Principal Stockholder’s family and the remaining $275.6 million related to all other shareholders).
In July 2014, the Company’s Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $403 million) to be paid on September 30, 2014, to shareholders of record on September 22, 2014.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2014 and 2013, the Company repurchased 14,203,078 and 883,046 shares, respectively, of its common stock for $1.13 billion and $46.6 million, respectively, (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury shares.
Noncontrolling Interests
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars ("HKD") and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion of which the Company retained $1.82 billion during the six months ended June 30, 2014). On February 28 and June 21, 2013, SCL paid a dividend of HKD 0.67 and HKD 0.66 per share, respectively, to SCL shareholders (a total of $1.38 billion of which the Company retained $970.2 million during the six months ended June 30, 2013).
In April 2014, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $0.5 million, which was included in loss on disposal of assets during the three and six months ended June 30, 2014.
During each of the six months ended June 30, 2014 and 2013, the Company distributed $4.7 million to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	807,038,086	823,974,421	810,881,047	823,671,664
Potential dilution from stock options, warrants and restricted stock and stock units	2,185,965	3,926,840	2,423,093	4,029,606
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	809,224,051	827,901,261	813,304,140	827,701,270
Antidilutive stock options excluded from the calculation of diluted earnings per share	1,441,300	4,554,859	1,441,300	4,544,859

Accumulated Other Comprehensive Income
As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.
NOTE 5 — VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in which it is the primary beneficiary and discloses significant variable interests in VIEs for which it is not the primary beneficiary, if any, which management determines such designation based on accounting standards for VIEs.
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
As of June 30, 2014 and December 31, 2013, the Company’s consolidated joint ventures had total assets of $82.6 million and $103.9 million, respectively, and total liabilities of $118.2 million and $125.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macao and Singapore. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax years 2010 through 2012. The Company is subject to examination for tax years after 2008 in Macao and for tax years after 2009 in the U.S. and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome, which would impact the provision for income taxes.
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
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on June 30, 2014) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense:
Stock options	$4,520	$7,057	$13,350	$16,090
Restricted stock and stock units	5,561	4,834	12,833	10,418
	$10,081	$11,891	$26,183	$26,508
Compensation cost capitalized as part of property and equipment	$125	$92	$1,115	$364
LVSC 2004 Plan:
Stock options granted	4	160	59	218
Weighted average grant date fair value	$26.77	$36.19	$32.68	$35.01
Restricted stock granted	7	25	31	43
Weighted average grant date fair value	$76.18	$56.98	$75.46	$54.55
Restricted stock units granted	6	26	6	34
Weighted average grant date fair value	$73.68	$57.28	$73.68	$56.14
SCL Equity Plan:
Stock options granted	4,348	1,242	10,189	2,729
Weighted average grant date fair value	$3.33	$2.41	$3.52	$2.29
Restricted stock units granted	—	1,000	189	1,000
Weighted average grant date fair value	$—	$5.26	$7.37	$5.26
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
LVSC 2004 Plan:
Weighted average volatility	46.2%	94.8%	59.5%	94.8%
Expected term (in years)	6.0	5.5	5.5	5.5
Risk-free rate	1.6%	1.3%	1.7%	1.2%
Expected dividends	2.6%	2.5%	2.7%	2.5%
SCL Equity Plan:
Weighted average volatility	65.3%	68.1%	65.5%	68.2%
Expected term (in years)	6.3	6.3	6.3	6.3
Risk-free rate	1.4%	0.4%	1.3%	0.4%
Expected dividends	3.1%	3.3%	3.0%	3.4%

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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Cash equivalents(1)	$1,871,228	$1,871,228	$—	$—
Interest rate caps(2)	$58	$—	$58	$—
As of December 31, 2013
Cash equivalents(1)	$2,255,951	$2,255,951	$—	$—
Interest rate caps(2)	$159	$—	$159	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of June 30, 2014 and December 31, 2013, the Company had 15 and 22 interest rate cap agreements, respectively, with an aggregate fair value of approximately $0.1 million and $0.2 million, respectively, based on quoted market values from the institutions holding the agreements.

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
On October 15, 2004, Richard Suen and Round Square Company Limited (“RSC”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court of Clark County”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court of Clark County for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court of Clark County. On February 27, 2012, the District Court of Clark County set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court of Clark County granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court of Clark County requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court of Clark County denied the Company’s motion. On October 17, 2013, the District Court of Clark County entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. The Company believes that it has valid bases in law and fact to appeal these verdicts. As a result, the Company believes that the likelihood that the amount of the judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court of Clark County alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court of Clark County dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court of Clark County to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the district court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court of Clark County set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court of Clark County vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court of Clark County set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court of Clark County held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court of Clark County fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court of Clark County ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court of Clark County granted defendants' motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court of Clark County ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

defendants also filed and were granted a stay of the February 28th Order by the District Court of Clark County until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court of Clark County scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court of Clark County vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have been fully briefed to the Nevada Supreme Court as of the date of this filing). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court of Clark County’s dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. On January 29, 2014, the defendants filed Supplemental Authority and a Motion to Recall Mandate with the Nevada Supreme Court to (i) inform the Nevada Supreme Court of a recently decided U.S. Supreme Court case involving similar jurisdictional issues to this matter and (ii) given this new precedent, to review anew its August 26, 2011, writ of mandamus to the District Court of Clark County, respectively. On February 27, 2014, the Nevada Supreme Court ruled in favor of the Company on the January Writ, which became effective on March 24, 2014. On March 3, 2014, the Nevada Supreme Court heard oral arguments on the April and June Writs. No decisions on those writs have yet been issued. On May 30, 2014, the Nevada Supreme Court overturned the District Court of Clark County’s dismissal of Mr. Jacob’s defamation claim against Mr. Adelson and remanded the claim for further determination. On June 17, 2014, Mr. Adelson filed a petition for rehearing with the Nevada Supreme Court and, on June 20, 2014, the Supreme Court ordered Mr. Jacobs to answer the petition for rehearing, which he did on July 7, 2014. On June 26, 2014, SCL filed a Motion for Summary Judgment with respect to jurisdiction with the District Court of Clark County, which was denied on July 29, 2014. On June 30, 2014, Mr. Jacobs filed a motion for leave to file a second amended complaint. The defendants filed a notice of intent to oppose the motion for leave to file the second amended complaint. A hearing date is set for August 14, 2014, on the motion for leave to amend. On July 1, 2014, Mr. Jacobs filed a motion to reconsider the dismissal of the defamation claim. On July 3, 2014, Mr. Adelson filed a notice of intent to oppose the motion to reconsider and requested oral argument. This will be heard on August 14, 2014. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of June 30, 2014.
The investigation by the Audit Committee is complete. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the court’s order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter has re-started. On January 8, 2014, plaintiffs filed a motion to expand the certified class period. On February 3, 2014, the judge agreed to the parties' stipulation to defer briefing on the issue of expanding the class period until the U.S. Supreme Court issues a decision in the case of Halliburton Co. v. Erica P. John Fund, Inc. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court of Clark County against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court of Clark County in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012, deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court of Clark County denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013, status hearing. On July 22, 2013, the District Court of Clark County extended the stay until December 2, 2013, and then on December 2, 2013, extended it again until March 3, 2014. On March 3, 2014, the judge extended the stay until a status hearing set for September 4, 2014. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

dismiss without prejudice and ordered the case stayed pending the outcome of the state court action in Kohanim described above. The judge also ordered the parties to file a joint status report with the U.S. District Court by September 10, 2014. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things, the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and dismissed by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court dismissed this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss, without prejudice, with leave for plaintiff to amend his complaint to plead stock ownership with more particularity. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 6, 2014, the Board of Directors of the Company received a shareholder demand letter from a purported shareholder named the John F. Scarpa Foundation ("Scarpa"). This demand recites substantially the same allegations as the complaint filed in the Sokolowski action and was delivered to the Company by the same counsel representing Mr. Sokolowski. The Company responded, through its counsel, on March 26, 2014. Scarpa then delivered a revised demand letter to the Board of Directors on March 31, 2014. The Company responded, through its counsel, on April 8, 2014. This matter is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.8 million at exchange rates in effect on June 30, 2014) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. Subject to an appeal by AAEC, the U.S. Defendants intend to apply to the Macao First Instance Court to dismiss AAEC's claims in full. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court for the District of Nevada against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. The Macao action and this most recently filed action are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. The Company intends to defend these matters vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the St. Regis tower (the remaining phase of Sands Cotai Central) and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction is currently suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Revenues:
Macao:
The Venetian Macao	$1,032,746	$894,706	$2,217,337	$1,766,918
Sands Cotai Central	784,776	584,002	1,612,359	1,171,181
Four Seasons Macao	228,492	274,089	598,508	497,309
Sands Macao	312,842	294,667	626,803	604,940
Other Asia	36,686	36,408	71,847	70,281
	2,395,542	2,083,872	5,126,854	4,110,629
Marina Bay Sands	804,690	739,490	1,640,113	1,534,354
United States:
Las Vegas Operating Properties	353,075	345,730	735,733	757,271
Sands Bethlehem	126,123	126,759	243,306	249,675
	479,198	472,489	979,039	1,006,946
Intersegment eliminations	(55,080)	(52,910)	(111,272)	(106,269)
Total net revenues	$3,624,350	$3,242,941	$7,634,734	$6,545,660

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$402,057	$360,864	$872,141	$709,346
Sands Cotai Central	248,973	146,147	514,179	277,668
Four Seasons Macao	67,954	61,809	180,995	115,361
Sands Macao	82,319	88,338	173,757	184,940
Other Asia	(468)	(2,135)	(1,882)	(5,724)
	800,835	655,023	1,739,190	1,281,591
Marina Bay Sands	417,778	355,349	852,939	752,130
United States:
Las Vegas Operating Properties	66,115	62,969	145,767	176,397
Sands Bethlehem	27,915	33,579	54,446	63,435
	94,030	96,548	200,213	239,832
Total adjusted property EBITDA	1,312,643	1,106,920	2,792,342	2,273,553
Other Operating Costs and Expenses
Stock-based compensation	(8,050)	(6,847)	(15,657)	(13,661)
Corporate	(45,123)	(46,481)	(95,800)	(102,753)
Pre-opening	(16,141)	(1,031)	(20,441)	(7,868)
Development	(4,217)	(6,002)	(5,909)	(11,353)
Depreciation and amortization	(264,016)	(251,048)	(525,063)	(503,605)
Amortization of leasehold interests in land	(10,040)	(10,108)	(20,066)	(20,275)
Loss on disposal of assets	(3,596)	(4,762)	(4,121)	(6,694)
Operating income	961,460	780,641	2,105,285	1,607,344
Other Non-Operating Costs and Expenses
Interest income	5,697	3,236	11,500	7,029
Interest expense, net of amounts capitalized	(69,590)	(68,376)	(140,716)	(137,208)
Other income (expense)	2,194	3,893	(2,463)	1,785
Loss on modification or early retirement of debt	—	—	(17,964)	—
Income tax expense	(46,917)	(47,721)	(106,070)	(103,303)
Net income	$852,844	$671,673	$1,849,572	$1,375,647

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Intersegment Revenues
Macao:
The Venetian Macao	$1,261	$1,414	$2,388	$2,488
Sands Cotai Central	77	89	146	178
Other Asia	10,573	9,607	20,439	18,861
	11,911	11,110	22,973	21,527
Marina Bay Sands	3,146	2,344	6,020	4,752
Las Vegas Operating Properties	40,023	39,456	82,279	79,990
Total intersegment revenues	$55,080	$52,910	$111,272	$106,269

	Six Months Ended June 30,
	2014	2013
Capital Expenditures
Corporate and Other	$19,670	$21,646
Macao:
The Venetian Macao	44,103	44,091
Sands Cotai Central	156,725	124,841
Four Seasons Macao	21,850	5,668
Sands Macao	14,787	9,740
Other Asia	1,116	217
The Parisian Macao	192,648	59,342
	431,229	243,899
Marina Bay Sands	30,677	96,974
United States:
Las Vegas Operating Properties	40,320	27,339
Sands Bethlehem	4,942	4,157
	45,262	31,496
Total capital expenditures	$526,838	$394,015

	June 30, 2014	December 31, 2013
Total Assets
Corporate and Other	$1,364,512	$630,673
Macao:
The Venetian Macao	3,206,076	4,367,533
Sands Cotai Central	4,389,315	4,669,358
Four Seasons Macao	1,134,407	1,273,654
Sands Macao	418,746	383,444
Other Asia	313,892	328,332
The Parisian Macao	566,324	376,014
Other Development Projects	131	169
	10,028,891	11,398,504
Marina Bay Sands	6,561,528	6,354,231
United States:
Las Vegas Operating Properties	3,623,087	3,653,127
Sands Bethlehem	671,105	687,729
	4,294,192	4,340,856
Total assets	$22,249,123	$22,724,264

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2014	December 31, 2013
Total Long-Lived Assets
Corporate and Other	$389,329	$388,448
Macao:
The Venetian Macao	1,885,575	1,925,040
Sands Cotai Central	3,769,789	3,772,095
Four Seasons Macao	934,975	928,396
Sands Macao	278,961	279,395
Other Asia	182,741	189,136
The Parisian Macao	565,935	376,014
	7,617,976	7,470,076
Marina Bay Sands	5,234,747	5,277,126
United States:
Las Vegas Operating Properties	3,022,968	3,073,793
Sands Bethlehem	565,146	578,329
	3,588,114	3,652,122
Total long-lived assets	$16,830,166	$16,787,772

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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR) was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $35.1 million (consisting of $268.6 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $233.5 million of property and equipment) and $29.3 million (consisting of $268.6 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $239.3 million of property and equipment) as of June 30, 2014 and December 31, 2013, respectively, and a net loss (consisting primarily of depreciation expense) of $3.1 million and $6.2 million for the three and six months ended June 30, 2014, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2013, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$216,527	$345,536	$2,730,664	$—	$3,292,727
Restricted cash and cash equivalents	—	—	6,282	—	6,282
Intercompany receivables	339,187	243,099	—	(582,286)	—
Intercompany notes receivable	—	—	254,094	(254,094)	—
Accounts receivable, net	4,753	269,113	1,257,689	—	1,531,555
Inventories	5,910	11,953	25,220	—	43,083
Deferred income taxes, net	9,489	32,627	162	(42,278)	—
Prepaid expenses and other	34,220	12,532	72,568	(14,850)	104,470
Total current assets	610,086	914,860	4,346,679	(893,508)	4,978,117
Property and equipment, net	159,380	3,011,426	12,232,548	—	15,403,354
Investments in subsidiaries	6,900,534	5,928,181	—	(12,828,715)	—
Deferred financing costs, net	151	27,945	176,000	—	204,096
Intercompany receivables	243	38,763	—	(39,006)	—
Intercompany notes receivable	—	1,162,723	—	(1,162,723)	—
Deferred income taxes, net	—	—	93,046	(73,432)	19,614
Leasehold interests in land, net	—	—	1,426,812	—	1,426,812
Intangible assets, net	690	—	94,312	—	95,002
Other assets, net	714	23,338	98,076	—	122,128
Total assets	$7,671,798	$11,107,236	$18,467,473	$(14,997,384)	$22,249,123
Accounts payable	$14,910	$32,802	$70,826	$—	$118,538
Construction payables	1,079	6,028	207,292	—	214,399
Intercompany payables	—	347,319	234,967	(582,286)	—
Intercompany notes payable	254,094	—	—	(254,094)	—
Accrued interest payable	70	1,073	402	—	1,545
Other accrued liabilities	23,618	208,538	1,648,017	—	1,880,173
Deferred income taxes	—	—	58,956	(42,278)	16,678
Income taxes payable	—	—	205,923	(14,850)	191,073
Current maturities of long-term debt	3,688	24,646	407,460	—	435,794
Total current liabilities	297,459	620,406	2,833,843	(893,508)	2,858,200
Other long-term liabilities	3,038	10,148	103,037	—	116,223
Intercompany payables	—	—	39,006	(39,006)	—
Intercompany notes payable	—	—	1,162,723	(1,162,723)	—
Deferred income taxes	33,712	39,720	169,371	(73,432)	169,371
Deferred amounts related to mall sale transactions	—	423,601	—	—	423,601
Long-term debt	61,827	3,389,857	6,491,486	—	9,943,170
Total liabilities	396,036	4,483,732	10,799,466	(2,168,669)	13,510,565
Total Las Vegas Sands Corp. stockholders’ equity	7,275,762	6,623,099	6,205,616	(12,828,715)	7,275,762
Noncontrolling interests	—	405	1,462,391	—	1,462,796
Total equity	7,275,762	6,623,504	7,668,007	(12,828,715)	8,738,558
Total liabilities and equity	$7,671,798	$11,107,236	$18,467,473	$(14,997,384)	$22,249,123

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$104,318	$2,908,492	$—	$3,012,810
Rooms	—	126,516	248,600	—	375,116
Food and beverage	—	54,554	139,642	—	194,196
Mall	—	—	119,073	—	119,073
Convention, retail and other	—	75,781	95,539	(45,491)	125,829
	—	361,169	3,511,346	(45,491)	3,827,024
Less — promotional allowances	(348)	(20,519)	(181,386)	(421)	(202,674)
Net revenues	(348)	340,650	3,329,960	(45,912)	3,624,350
Operating expenses:
Casino	—	66,368	1,624,606	(737)	1,690,237
Rooms	—	36,505	27,613	—	64,118
Food and beverage	—	24,328	72,536	(1,036)	95,828
Mall	—	—	17,709	—	17,709
Convention, retail and other	—	25,482	57,190	(8,008)	74,664
Provision for doubtful accounts	—	9,280	40,389	—	49,669
General and administrative	—	79,349	248,401	(218)	327,532
Corporate	40,201	709	40,120	(35,907)	45,123
Pre-opening	—	—	16,142	(1)	16,141
Development	4,185	—	37	(5)	4,217
Depreciation and amortization	7,244	45,119	211,653	—	264,016
Amortization of leasehold interests in land	—	—	10,040	—	10,040
(Gain) loss on disposal of assets	—	7,040	(3,444)	—	3,596
	51,630	294,180	2,362,992	(45,912)	2,662,890
Operating income (loss)	(51,978)	46,470	966,968	—	961,460
Other income (expense):
Interest income	49	43,592	6,796	(44,740)	5,697
Interest expense, net of amounts capitalized	(1,578)	(28,809)	(83,943)	44,740	(69,590)
Other income	—	1,637	557	—	2,194
Income from equity investments in subsidiaries	673,617	612,150	—	(1,285,767)	—
Income before income taxes	620,110	675,040	890,378	(1,285,767)	899,761
Income tax benefit (expense)	51,324	(34,912)	(63,329)	—	(46,917)
Net income	671,434	640,128	827,049	(1,285,767)	852,844
Net income attributable to noncontrolling interests	—	(479)	(180,931)	—	(181,410)
Net income attributable to Las Vegas Sands Corp.	$671,434	$639,649	$646,118	$(1,285,767)	$671,434

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non- Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$105,067	$2,569,062	$—	$2,674,129
Rooms	—	120,567	204,062	—	324,629
Food and beverage	—	51,523	123,249	—	174,772
Mall	—	—	107,993	—	107,993
Convention, retail and other	—	76,829	89,651	(43,430)	123,050
	—	353,986	3,094,017	(43,430)	3,404,573
Less — promotional allowances	(342)	(20,510)	(140,409)	(371)	(161,632)
Net revenues	(342)	333,476	2,953,608	(43,801)	3,242,941
Operating expenses:
Casino	—	71,464	1,448,853	(596)	1,519,721
Rooms	—	38,880	26,805	—	65,685
Food and beverage	—	23,883	66,484	(1,073)	89,294
Mall	—	—	18,147	—	18,147
Convention, retail and other	—	23,777	62,380	(6,063)	80,094
Provision for doubtful accounts	—	9,748	52,310	—	62,058
General and administrative	—	70,351	237,694	(176)	307,869
Corporate	41,184	134	41,053	(35,890)	46,481
Pre-opening	—	—	1,030	1	1,031
Development	5,997	—	9	(4)	6,002
Depreciation and amortization	6,323	45,645	199,080	—	251,048
Amortization of leasehold interests in land	—	—	10,108	—	10,108
Loss on disposal of assets	—	551	4,211	—	4,762
	53,504	284,433	2,168,164	(43,801)	2,462,300
Operating income (loss)	(53,846)	49,043	785,444	—	780,641
Other income (expense):
Interest income	32	44,792	4,386	(45,974)	3,236
Interest expense, net of amounts capitalized	(1,492)	(21,806)	(91,052)	45,974	(68,376)
Other income (expense)	32	(481)	4,342	—	3,893
Income from equity investments in subsidiaries	571,639	503,614	—	(1,075,253)	—
Income before income taxes	516,365	575,162	703,120	(1,075,253)	719,394
Income tax benefit (expense)	13,388	(34,730)	(26,379)	—	(47,721)
Net income	529,753	540,432	676,741	(1,075,253)	671,673
Net income attributable to noncontrolling interests	—	(606)	(141,314)	—	(141,920)
Net income attributable to Las Vegas Sands Corp.	$529,753	$539,826	$535,427	$(1,075,253)	$529,753

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$214,108	$6,170,767	$—	$6,384,875
Rooms	—	262,229	513,109	—	775,338
Food and beverage	—	114,091	282,892	—	396,983
Mall	—	—	228,104	—	228,104
Convention, retail and other	—	164,191	191,981	(92,967)	263,205
	—	754,619	7,386,853	(92,967)	8,048,505
Less — promotional allowances	(741)	(42,323)	(369,687)	(1,020)	(413,771)
Net revenues	(741)	712,296	7,017,166	(93,987)	7,634,734
Operating expenses:
Casino	—	138,587	3,420,845	(1,583)	3,557,849
Rooms	—	72,525	55,856	—	128,381
Food and beverage	—	52,555	145,555	(2,113)	195,997
Mall	—	—	35,072	—	35,072
Convention, retail and other	—	56,636	124,470	(15,974)	165,132
Provision for doubtful accounts	—	15,884	95,703	—	111,587
General and administrative	—	161,374	503,134	(477)	664,031
Corporate	87,136	938	81,556	(73,830)	95,800
Pre-opening	—	97	20,345	(1)	20,441
Development	5,822	—	96	(9)	5,909
Depreciation and amortization	14,615	91,627	418,821	—	525,063
Amortization of leasehold interests in land	—	—	20,066	—	20,066
(Gain) loss on disposal of assets	—	6,755	(2,634)	—	4,121
	107,573	596,978	4,918,885	(93,987)	5,529,449
Operating income (loss)	(108,314)	115,318	2,098,281	—	2,105,285
Other income (expense):
Interest income	74	85,048	13,813	(87,435)	11,500
Interest expense, net of amounts capitalized	(3,140)	(57,284)	(167,727)	87,435	(140,716)
Other income (expense)	—	243	(2,706)	—	(2,463)
Loss on modification or early retirement of debt	—	—	(17,964)	—	(17,964)
Income from equity investments in subsidiaries	1,474,462	1,315,763	—	(2,790,225)	—
Income before income taxes	1,363,082	1,459,088	1,923,697	(2,790,225)	1,955,642
Income tax benefit (expense)	84,537	(54,086)	(136,521)	—	(106,070)
Net income	1,447,619	1,405,002	1,787,176	(2,790,225)	1,849,572
Net income attributable to noncontrolling interests	—	(1,076)	(400,877)	—	(401,953)
Net income attributable to Las Vegas Sands Corp.	$1,447,619	$1,403,926	$1,386,299	$(2,790,225)	$1,447,619

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$264,964	$5,145,219	$—	$5,410,183
Rooms	—	241,681	407,964	—	649,645
Food and beverage	—	106,344	253,757	—	360,101
Mall	—	—	193,454	—	193,454
Convention, retail and other	—	163,265	173,693	(87,847)	249,111
	—	776,254	6,174,087	(87,847)	6,862,494
Less — promotional allowances	(614)	(42,740)	(272,613)	(867)	(316,834)
Net revenues	(614)	733,514	5,901,474	(88,714)	6,545,660
Operating expenses:
Casino	—	151,047	2,896,379	(1,426)	3,046,000
Rooms	—	78,031	56,344	—	134,375
Food and beverage	—	47,914	140,250	(2,139)	186,025
Mall	—	—	35,405	—	35,405
Convention, retail and other	—	55,067	115,647	(11,771)	158,943
Provision for doubtful accounts	—	19,326	107,411	—	126,737
General and administrative	—	139,160	459,516	(393)	598,283
Corporate	87,924	250	87,554	(72,975)	102,753
Pre-opening	—	115	7,753	—	7,868
Development	10,968	—	395	(10)	11,353
Depreciation and amortization	12,477	92,000	399,128	—	503,605
Amortization of leasehold interests in land	—	—	20,275	—	20,275
Loss on disposal of assets	—	1,114	5,580	—	6,694
	111,369	584,024	4,331,637	(88,714)	4,938,316
Operating income (loss)	(111,983)	149,490	1,569,837	—	1,607,344
Other income (expense):
Interest income	1,095	92,328	8,284	(94,678)	7,029
Interest expense, net of amounts capitalized	(2,870)	(44,550)	(184,466)	94,678	(137,208)
Other income (expense)	32	(2,465)	4,218	—	1,785
Income from equity investments in subsidiaries	1,172,900	983,727	—	(2,156,627)	—
Income before income taxes	1,059,174	1,178,530	1,397,873	(2,156,627)	1,478,950
Income tax benefit (expense)	42,540	(73,252)	(72,591)	—	(103,303)
Net income	1,101,714	1,105,278	1,325,282	(2,156,627)	1,375,647
Net income attributable to noncontrolling interests	—	(1,085)	(272,848)	—	(273,933)
Net income attributable to Las Vegas Sands Corp.	$1,101,714	$1,104,193	$1,052,434	$(2,156,627)	$1,101,714

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non- Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$671,434	$640,128	$827,049	$(1,285,767)	$852,844
Currency translation adjustment, before and after tax	22,690	19,675	23,975	(42,365)	23,975
Total comprehensive income	694,124	659,803	851,024	(1,328,132)	876,819
Comprehensive income attributable to noncontrolling interests	—	(479)	(182,216)	—	(182,695)
Comprehensive income attributable to Las Vegas Sands Corp.	$694,124	$659,324	$668,808	$(1,328,132)	$694,124

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non- Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$529,753	$540,432	$676,741	$(1,075,253)	$671,673
Currency translation adjustment, before and after tax	(42,195)	(23,213)	(41,081)	65,408	(41,081)
Total comprehensive income	487,558	517,219	635,660	(1,009,845)	630,592
Comprehensive income attributable to noncontrolling interests	—	(606)	(142,428)	—	(143,034)
Comprehensive income attributable to Las Vegas Sands Corp.	$487,558	$516,613	$493,232	$(1,009,845)	$487,558

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,447,619	$1,405,002	$1,787,176	$(2,790,225)	$1,849,572
Currency translation adjustment, before and after tax	33,538	28,558	34,198	(62,096)	34,198
Total comprehensive income	1,481,157	1,433,560	1,821,374	(2,852,321)	1,883,770
Comprehensive income attributable to noncontrolling interests	—	(1,076)	(401,537)	—	(402,613)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,481,157	$1,432,484	$1,419,837	$(2,852,321)	$1,481,157

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,101,714	$1,105,278	$1,325,282	$(2,156,627)	$1,375,647
Currency translation adjustment, before and after tax	(87,971)	(75,041)	(89,537)	163,012	(89,537)
Total comprehensive income	1,013,743	1,030,237	1,235,745	(1,993,615)	1,286,110
Comprehensive income attributable to noncontrolling interests	—	(1,085)	(271,282)	—	(272,367)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,013,743	$1,029,152	$964,463	$(1,993,615)	$1,013,743

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$2,094,753	$1,609,083	$2,309,084	$(3,622,076)	$2,390,844
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	559	—	559
Capital expenditures	(19,271)	(39,995)	(467,572)	—	(526,838)
Proceeds from disposal of property and equipment	—	667	439	—	1,106
Dividends received from non-restricted subsidiaries	—	1,092,406	—	(1,092,406)	—
Repayments of receivable from non-restricted subsidiaries	—	935	—	(935)	—
Capital contributions to subsidiaries	—	(1,047,406)	—	1,047,406	—
Net cash generated from (used in) investing activities	(19,271)	6,607	(466,574)	(45,935)	(525,173)
Cash flows from financing activities:
Proceeds from exercise of stock options	38,454	—	6,664	—	45,118
Excess tax benefit from stock option exercises	2,755	—	—	—	2,755
Repurchase of common stock	(1,139,415)	—	—	—	(1,139,415)
Dividends paid	(809,085)	—	(776,570)	—	(1,585,655)
Distributions to noncontrolling interests	—	(1,076)	(3,655)	—	(4,731)
Dividends paid to Las Vegas Sands Corp.	—	(2,150,104)	(42,252)	2,192,356	—
Dividends paid to Restricted Subsidiaries	—	—	(2,522,126)	2,522,126	—
Capital contributions received	—	—	1,047,406	(1,047,406)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(935)	935	—
Proceeds from 2013 U.S. credit facility	—	1,038,000	—	—	1,038,000
Proceeds from 2011 VML credit facility	—	—	819,725	—	819,725
Repayments on 2011 VML credit facility	—	—	(819,680)	—	(819,680)
Repayments on 2013 U.S. credit facility	—	(471,250)	—	—	(471,250)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease and other long-term debt	—	(1,213)	(2,071)	—	(3,284)
Payments of deferred financing costs	—	—	(57,244)	—	(57,244)
Net cash used in financing activities	(1,909,135)	(1,585,643)	(2,350,738)	3,668,011	(2,177,505)
Effect of exchange rate on cash	—	—	4,147	—	4,147
Increase (decrease) in cash and cash equivalents	166,347	30,047	(504,081)	—	(307,687)
Cash and cash equivalents at beginning of period	50,180	315,489	3,234,745	—	3,600,414
Cash and cash equivalents at end of period	$216,527	$345,536	$2,730,664	$—	$3,292,727

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$600,618	$1,051,308	$1,899,484	$(1,527,203)	$2,024,207
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(532)	—	(532)
Capital expenditures	(15,850)	(26,138)	(352,027)	—	(394,015)
Proceeds from disposal of property and equipment	—	106	1,610	—	1,716
Acquisition of intangible assets	—	—	(45,857)	—	(45,857)
Dividends received from non-restricted subsidiaries	—	610,998	—	(610,998)	—
Repayments of receivable from non-restricted subsidiaries	—	790	—	(790)	—
Capital contributions to subsidiaries	(33)	(567,998)	—	568,031	—
Net cash generated from (used in) investing activities	(15,883)	17,758	(396,806)	(43,757)	(438,688)
Cash flows from financing activities:
Proceeds from exercise of stock options	18,171	—	4,664	—	22,835
Excess tax benefit from stock option exercises	3,107	—	—	—	3,107
Dividends paid	(577,539)	—	(411,359)	—	(988,898)
Distributions to noncontrolling interests	—	(1,085)	(3,628)	—	(4,713)
Dividends paid to Las Vegas Sands Corp.	—	(640,153)	(30,326)	670,479	—
Dividends paid to Restricted Subsidiaries	—	—	(1,467,722)	1,467,722	—
Capital contributions received	—	—	568,031	(568,031)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(790)	790	—
Proceeds from 2012 Singapore credit facility	—	—	80,496	—	80,496
Repayments on 2012 Singapore credit facility	—	—	(406,870)	—	(406,870)
Repayments on senior secured credit facility	—	(276,479)	—	—	(276,479)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease and other long-term debt	—	(1,187)	(2,051)	—	(3,238)
Net cash used in financing activities	(558,105)	(918,904)	(1,669,555)	1,570,960	(1,575,604)
Effect of exchange rate on cash	—	—	(8,540)	—	(8,540)
Increase (decrease) in cash and cash equivalents	26,630	150,162	(175,417)	—	1,375
Cash and cash equivalents at beginning of period	7,962	182,402	2,322,402	—	2,512,766
Cash and cash equivalents at end of period	$34,592	$332,564	$2,146,985	$—	$2,514,141

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
Macao
We own 70.1% of Sands China Ltd. (“SCL”), which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties. We operate the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 380,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 923,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 86.9% and 86.3% of the gross revenue at The Venetian Macao for the six months ended June 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.
We own the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, we opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. We also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by us. In September 2012, we opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms and suites under the Sheraton brand, and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by us. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. We have begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $700 million. Upon completion of the project, the integrated resort will feature more than 350,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in early 2015). As of June 30, 2014, we have capitalized costs of $4.28 billion for the entire project, including the land premium (net of amortization) and $65.2 million in outstanding construction payables. Approximately 85.4% and 86.5% of the gross revenue at Sands Cotai Central for the six months ended June 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.
We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites under the Four Seasons brand and features 19 Paiza mansions; approximately 110,000 square feet of gaming space; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 85.6% and 86.5% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 250,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.2% of the gross revenue at the Sands Macao for the six months ended June 30, 2014 and 2013, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Singapore
We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 76.2% and 75.9% of the gross revenue at the Marina Bay Sands for the six months ended June 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
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
Approximately 72.6% and 67.0% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2014 and 2013, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.4% and 88.7% of the gross revenue at Sands Bethlehem for the six months ended June 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
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
There were no newly identified significant accounting estimates during the six months ended June 30, 2014, nor were there any material changes to the critical accounting policies and estimates discussed in our 2013 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change
	(Dollars in thousands)
Net revenues	$3,624,350	$3,242,941	11.8%	$7,634,734	$6,545,660	16.6%
Operating expenses	2,662,890	2,462,300	8.1%	5,529,449	4,938,316	12.0%
Operating income	961,460	780,641	23.2%	2,105,285	1,607,344	31.0%
Income before income taxes	899,761	719,394	25.1%	1,955,642	1,478,950	32.2%
Net income	852,844	671,673	27.0%	1,849,572	1,375,647	34.5%
Net income attributable to Las Vegas Sands Corp.	671,434	529,753	26.7%	1,447,619	1,101,714	31.4%

	Percent of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses	73.5%	75.9%	72.4%	75.4%
Operating income	26.5%	24.1%	27.6%	24.6%
Income before income taxes	24.8%	22.2%	25.6%	22.6%
Net income	23.5%	20.7%	24.2%	21.0%
Net income attributable to Las Vegas Sands Corp.	18.5%	16.3%	19.0%	16.8%
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 25.3%, 22.6%, 25.1%, 18.3% and 24.1% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.2%, 3.7%, 5.3%, 3.8% and 5.0% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 23.0% and 31.1%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2014.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 22% to 30% for Baccarat and 14% to 18% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 16.2%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.5% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 69.7% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2014, was conducted on a credit basis, while our table games play at Sands Bethlehem was primarily conducted on a cash basis.

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
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$3,012,810	$2,674,129	12.7%
Rooms	375,116	324,629	15.6%
Food and beverage	194,196	174,772	11.1%
Mall	119,073	107,993	10.3%
Convention, retail and other	125,829	123,050	2.3%
	3,827,024	3,404,573	12.4%
Less — promotional allowances	(202,674)	(161,632)	(25.4)%
Total net revenues	$3,624,350	$3,242,941	11.8%
Consolidated net revenues were $3.62 billion for the three months ended June 30, 2014, an increase of $381.4 million compared to $3.24 billion for the three months ended June 30, 2013. The increase in net revenues was driven by an increase of $311.4 million at our Macao operating properties, primarily due to increased casino revenues.

Casino revenues increased $338.7 million compared to the three months ended June 30, 2013. The increase is primarily due to increases of $182.2 million at Sands Cotai Central and $127.0 million at The Venetian Macao, driven by increases in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$927,560	$800,551	15.9%
Non-Rolling Chip drop	$2,234,919	$1,593,825	40.2%
Non-Rolling Chip win percentage	25.7%	28.2%	(2.5) pts
Rolling Chip volume	$12,329,747	$11,837,962	4.2%
Rolling Chip win percentage	3.45%	3.41%	0.04 pts
Slot handle	$1,345,866	$1,149,675	17.1%
Slot hold percentage	5.0%	5.6%	(0.6) pts
Sands Cotai Central
Total casino revenues	$712,764	$530,526	34.4%
Non-Rolling Chip drop	$1,881,653	$1,228,197	53.2%
Non-Rolling Chip win percentage	21.5%	22.1%	(0.6) pts
Rolling Chip volume	$12,404,368	$14,335,395	(13.5)%
Rolling Chip win percentage	2.97%	2.35%	0.62 pts
Slot handle	$1,966,706	$1,249,631	57.4%
Slot hold percentage	3.5%	3.8%	(0.3) pts
Four Seasons Macao
Total casino revenues	$197,689	$242,137	(18.4)%
Non-Rolling Chip drop	$366,630	$186,051	97.1%
Non-Rolling Chip win percentage	21.9%	22.5%	(0.6) pts
Rolling Chip volume	$5,647,929	$9,944,261	(43.2)%
Rolling Chip win percentage	3.08%	2.93%	0.15 pts
Slot handle	$170,407	$181,998	(6.4)%
Slot hold percentage	6.5%	6.2%	0.3 pts
Sands Macao
Total casino revenues	$306,972	$287,499	6.8%
Non-Rolling Chip drop	$1,081,280	$822,867	31.4%
Non-Rolling Chip win percentage	17.5%	20.3%	(2.8) pts
Rolling Chip volume	$4,651,520	$5,818,168	(20.1)%
Rolling Chip win percentage	3.20%	2.62%	0.58 pts
Slot handle	$832,422	$637,214	30.6%
Slot hold percentage	3.7%	4.1%	(0.4) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$646,435	$590,326	9.5%
Non-Rolling Chip drop	$1,106,260	$1,163,667	(4.9)%
Non-Rolling Chip win percentage	24.8%	23.4%	1.4 pts
Rolling Chip volume	$10,446,508	$14,371,639	(27.3)%
Rolling Chip win percentage	3.45%	2.53%	0.92 pts
Slot handle	$3,066,718	$2,744,474	11.7%
Slot hold percentage	4.9%	5.0%	(0.1) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$104,318	$105,066	(0.7)%
Table games drop	$439,964	$551,326	(20.2)%
Table games win percentage	18.2%	15.9%	2.3 pts
Slot handle	$483,630	$475,430	1.7%
Slot hold percentage	8.3%	8.7%	(0.4) pts
Sands Bethlehem
Total casino revenues	$117,072	$118,024	(0.8)%
Table games drop	$260,610	$258,853	0.7%
Table games win percentage	16.1%	16.2%	(0.1) pts
Slot handle	$1,018,294	$1,055,101	(3.5)%
Slot hold percentage	7.2%	7.0%	0.2 pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $50.5 million compared to the three months ended June 30, 2013. The increase is primarily due to an increase of $25.3 million at Sands Cotai Central, driven by increases in occupancy and average daily room rates. There were also increases of $10.2 million, $6.5 million and $5.9 million at The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, which were driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2014	2013	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$61,248	$51,068	19.9%
Occupancy rate	89.1%	87.4%	1.7 pts
Average daily room rate	$262	$227	15.4%
Revenue per available room	$233	$199	17.1%
Sands Cotai Central
Total room revenues	$73,244	$47,959	52.7%
Occupancy rate	84.9%	67.5%	17.4 pts
Average daily room rate	$169	$143	18.2%
Revenue per available room	$143	$97	47.4%
Four Seasons Macao
Total room revenues	$12,040	$9,716	23.9%
Occupancy rate	85.8%	80.7%	5.1 pts
Average daily room rate	$410	$352	16.5%
Revenue per available room	$352	$284	23.9%
Sands Macao
Total room revenues	$5,539	$5,939	(6.7)%
Occupancy rate	98.5%	95.0%	3.5 pts
Average daily room rate	$216	$242	(10.7)%
Revenue per available room	$213	$230	(7.4)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$93,078	$86,536	7.6%
Occupancy rate	99.1%	99.4%	(0.3) pts
Average daily room rate	$409	$379	7.9%
Revenue per available room	$405	$377	7.4%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$126,516	$120,567	4.9%
Occupancy rate	90.1%	91.6%	(1.5) pts
Average daily room rate	$223	$205	8.8%
Revenue per available room	$201	$188	6.9%
Sands Bethlehem
Total room revenues	$3,451	$2,844	21.3%
Occupancy rate	87.2%	72.5%	14.7 pts
Average daily room rate	$144	$143	0.7%
Revenue per available room	$126	$104	21.2%

Food and beverage revenues increased $19.4 million compared to the three months ended June 30, 2013. The increase was primarily due to a $14.4 million increase at our Macao operating properties, driven an increase in property visitation.
Mall revenues increased $11.1 million compared to the three months ended June 30, 2013. The increase was primarily due to a $6.4 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2014	2013	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$41,992	$37,413	12.2%
Mall gross leasable area (in square feet)	755,876	759,077	(0.4)%
Occupancy	95.9%	95.6%	0.3 pts
Base rent per square foot	$188	$150	25.3%
Tenant sales per square foot	$1,563	$1,357	15.2%
Shoppes at Cotai Central(1)
Total mall revenues	$11,176	$8,694	28.5%
Mall gross leasable area (in square feet)	312,848	210,143	48.9%
Occupancy	97.8%	100.0%	(2.2) pts
Base rent per square foot	$136	$121	12.4%
Tenant sales per square foot	$1,461	$—	—
Shoppes at Four Seasons(2)
Total mall revenues	$24,816	$25,436	(2.4)%
Mall gross leasable area (in square feet)	255,888	241,416	6.0%
Occupancy	96.2%	89.9%	6.3 pts
Base rent per square foot	$354	$155	128.4%
Tenant sales per square foot	$5,593	$4,661	20.0%
Singapore Operations:
The Shoppes at Marina Bay Sands(3)
Total mall revenues	$40,265	$35,753	12.6%
Mall gross leasable area (in square feet)	651,750	640,648	1.7%
Occupancy	89.5%	86.7%	2.8 pts
Base rent per square foot	$220	$219	0.5%
Tenant sales per square foot	$1,497	$1,552	(3.5)%
U.S. Operations:
The Outlets at Sands Bethlehem(4)
Total mall revenues	$824	$697	18.2%
Mall gross leasable area (in square feet)	151,029	134,907	12.0%
Occupancy	94.3%	75.9%	18.4 pts
Base rent per square foot	$25	$22	13.6%
Tenant sales per square foot	$410	$—	—
__________________________

(1)
The first, second and third phases of the Shoppes at Cotai Central opened in April and September 2012, and June 2014, respectively. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)
Beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(3)
Approximately 44,000 square feet of gross leasable area is currently undergoing new fit-out as part of an ongoing repositioning of the mall that will bring in several new key luxury tenants and is not considered occupied as of June 30, 2014, compared to approximately 56,000 square feet as of June 30, 2013.

(4)	Tenant sales per square foot for the three months ended June 30, 2013, is excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$1,690,237	$1,519,721	11.2%
Rooms	64,118	65,685	(2.4)%
Food and beverage	95,828	89,294	7.3%
Mall	17,709	18,147	(2.4)%
Convention, retail and other	74,664	80,094	(6.8)%
Provision for doubtful accounts	49,669	62,058	(20.0)%
General and administrative	327,532	307,869	6.4%
Corporate	45,123	46,481	(2.9)%
Pre-opening	16,141	1,031	N.M.
Development	4,217	6,002	(29.7)%
Depreciation and amortization	264,016	251,048	5.2%
Amortization of leasehold interests in land	10,040	10,108	(0.7)%
Loss on disposal of assets	3,596	4,762	(24.5)%
Total operating expenses	$2,662,890	$2,462,300	8.1%
______________
N.M. - Not meaningful

Operating expenses were $2.66 billion for the three months ended June 30, 2014, an increase of $200.6 million compared to $2.46 billion for the three months ended June 30, 2013. The increase in operating expenses was primarily due to an increase in casino expenses at our Macao operating properties.
Casino expenses increased $170.5 million compared to the three months ended June 30, 2013. Of the increase, $108.6 million was due to the 39.0% gross win tax on increased casino revenues at our Macao operating properties, as well as $62.3 million in additional casino expenses at our Macao operating properties.
The provision for doubtful accounts was $49.7 million for the three months ended June 30, 2014, compared to $62.1 million for the three months ended June 30, 2013. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $19.7 million compared to the three months ended June 30, 2013. The increase was primarily due to a $9.0 million increase at our Las Vegas Operating Properties and a $6.1 million increase at our Macao operating properties.
Pre-opening expenses were $16.1 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2014, were primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

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

	Three Months Ended June 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$402,057	$360,864	11.4%
Sands Cotai Central	248,973	146,147	70.4%
Four Seasons Macao	67,954	61,809	9.9%
Sands Macao	82,319	88,338	(6.8)%
Other Asia	(468)	(2,135)	78.1%
	800,835	655,023	22.3%
Marina Bay Sands	417,778	355,349	17.6%
United States:
Las Vegas Operating Properties	66,115	62,969	5.0%
Sands Bethlehem	27,915	33,579	(16.9)%
	94,030	96,548	(2.6)%
Total adjusted property EBITDA	$1,312,643	$1,106,920	18.6%

Adjusted property EBITDA at our Macao operations increased $145.8 million compared to the three months ended June 30, 2013. As previously described, the increase was primarily due to a $311.4 million increase in net revenues at our Macao operating properties, partially offset by a $108.6 million increase in gross win tax on increased casino revenues, as well as increases in the associated operating expenses. Additionally, during the three months ended June 30, 2014, a new bonus program for non-management employees in Macao was initiated, resulting in a $29.0 million expense being recorded during the quarter.
Adjusted property EBITDA at Marina Bay Sands increased $62.4 million compared to the three months ended June 30, 2013. The increase was primarily due to a $65.2 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $3.1 million compared to the three months ended June 30, 2013. The increase was primarily due to a $7.2 million increase in net revenues (excluding intersegment royalty revenue), driven by an increase in rooms revenue, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at Sands Bethlehem decreased $5.7 million compared to the three months ended June 30, 2013. The decrease was primarily due to an increase in general and administrative expenses.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs)	$67,294	$65,163
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,797	3,791
Less — capitalized interest	(1,501)	(578)
Interest expense, net	$69,590	$68,376
Cash paid for interest	$54,164	$42,944
Weighted average total debt balance	$10,178,055	$9,799,933
Weighted average interest rate	2.6%	2.7%

Interest cost and interest expense remained relatively consistent compared to the three months ended June 30, 2013, due to a slight increase in our weighted average debt balance, partially offset by a slight decrease in our weighted average interest rate.
Other Factors Effecting Earnings
Other income was $2.2 million for the three months ended June 30, 2014, compared to $3.9 million for the three months ended June 30, 2013. The amounts in both periods were primarily due to foreign exchange gains.
Our effective income tax rate was 5.2% for the three months ended June 30, 2014, compared to 6.6% for the three months ended June 30, 2013. The effective income tax rate for the three months ended June 30, 2014 and 2013, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $181.4 million for the three months ended June 30, 2014, compared to $141.9 million for the three months ended June 30, 2013. These amounts are primarily related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$6,384,875	$5,410,183	18.0%
Rooms	775,338	649,645	19.3%
Food and beverage	396,983	360,101	10.2%
Mall	228,104	193,454	17.9%
Convention, retail and other	263,205	249,111	5.7%
	8,048,505	6,862,494	17.3%
Less — promotional allowances	(413,771)	(316,834)	(30.6)%
Total net revenues	$7,634,734	$6,545,660	16.6%
Consolidated net revenues were $7.63 billion for the six months ended June 30, 2014, an increase of $1.09 billion compared to $6.55 billion for the six months ended June 30, 2013. The increase in net revenues was driven by an increase of $1.01 billion at our Macao operating properties, primarily due to increased casino revenues.

Casino revenues increased $974.7 million compared to the six months ended June 30, 2013. The increase is primarily due to increases of $424.1 million at The Venetian Macao and $398.8 million at Sands Cotai Central, which were driven by increases in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,003,228	$1,579,090	26.9%
Non-Rolling Chip drop	$4,645,147	$2,927,717	58.7%
Non-Rolling Chip win percentage	25.9%	30.0%	(4.1) pts
Rolling Chip volume	$27,645,155	$23,508,883	17.6%
Rolling Chip win percentage	3.47%	3.49%	(0.02) pts
Slot handle	$2,798,251	$2,341,207	19.5%
Slot hold percentage	5.0%	5.5%	(0.5) pts
Sands Cotai Central
Total casino revenues	$1,463,093	$1,064,312	37.5%
Non-Rolling Chip drop	$3,682,321	$2,263,537	62.7%
Non-Rolling Chip win percentage	22.2%	21.8%	0.4 pts
Rolling Chip volume	$27,909,672	$27,957,800	(0.2)%
Rolling Chip win percentage	2.89%	2.71%	0.18 pts
Slot handle	$3,788,146	$2,478,094	52.9%
Slot hold percentage	3.6%	3.9%	(0.3) pts
Four Seasons Macao
Total casino revenues	$537,879	$448,588	19.9%
Non-Rolling Chip drop	$718,594	$296,580	142.3%
Non-Rolling Chip win percentage	25.1%	32.3%	(7.2) pts
Rolling Chip volume	$14,841,591	$19,424,410	(23.6)%
Rolling Chip win percentage	3.42%	2.58%	0.84 pts
Slot handle	$460,196	$366,407	25.6%
Slot hold percentage	5.1%	5.6%	(0.5) pts
Sands Macao
Total casino revenues	$613,579	$589,866	4.0%
Non-Rolling Chip drop	$2,173,194	$1,586,091	37.0%
Non-Rolling Chip win percentage	17.7%	20.7%	(3.0) pts
Rolling Chip volume	$10,032,059	$12,197,159	(17.8)%
Rolling Chip win percentage	2.87%	2.69%	0.18 pts
Slot handle	$1,635,643	$1,343,677	21.7%
Slot hold percentage	3.8%	3.9%	(0.1) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,326,880	$1,230,526	7.8%
Non-Rolling Chip drop	$2,263,612	$2,358,296	(4.0)%
Non-Rolling Chip win percentage	24.1%	23.3%	0.8 pts
Rolling Chip volume	$23,387,991	$32,578,931	(28.2)%
Rolling Chip win percentage	3.43%	2.52%	0.91 pts
Slot handle	$6,116,693	$5,529,794	10.6%
Slot hold percentage	4.9%	5.0%	(0.1) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$214,108	$264,964	(19.2)%
Table games drop	$958,500	$1,057,722	(9.4)%
Table games win percentage	17.6%	21.5%	(3.9) pts
Slot handle	$956,784	$970,536	(1.4)%
Slot hold percentage	8.4%	8.8%	(0.4) pts
Sands Bethlehem
Total casino revenues	$226,108	$232,837	(2.9)%
Table games drop	$508,200	$503,547	0.9%
Table games win percentage	16.1%	15.9%	0.2 pts
Slot handle	$1,966,804	$2,089,032	(5.9)%
Slot hold percentage	7.1%	7.1%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $125.7 million compared to the six months ended June 30, 2013. The increase is primarily due to a $58.5 million increase at Sands Cotai Central, driven by increases in occupancy and average daily room rates. There were also increases of $21.1 million, $20.5 million and $19.1 million at The Venetian Macao, our Las Vegas Operating Properties and Marina Bay Sands, respectively, which were driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2014	2013	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$126,552	$105,501	20.0%
Occupancy rate	91.7%	89.5%	2.2 pts
Average daily room rate	$265	$229	15.7%
Revenue per available room	$243	$205	18.5%
Sands Cotai Central
Total room revenues	$152,690	$94,201	62.1%
Occupancy rate	86.9%	69.0%	17.9 pts
Average daily room rate	$173	$148	16.9%
Revenue per available room	$150	$102	47.1%
Four Seasons Macao
Total room revenues	$24,671	$19,881	24.1%
Occupancy rate	86.4%	81.0%	5.4 pts
Average daily room rate	$419	$361	16.1%
Revenue per available room	$363	$292	24.3%
Sands Macao
Total room revenues	$12,800	$11,974	6.9%
Occupancy rate	97.6%	94.9%	2.7 pts
Average daily room rate	$254	$244	4.1%
Revenue per available room	$248	$232	6.9%
Singapore Operations:
Marina Bay Sands
Total room revenues	$190,207	$171,118	11.2%
Occupancy rate	99.2%	99.0%	0.2 pts
Average daily room rate	$418	$379	10.3%
Revenue per available room	$415	$375	10.7%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$262,230	$241,681	8.5%
Occupancy rate	89.5%	91.0%	(1.5) pts
Average daily room rate	$232	$208	11.5%
Revenue per available room	$207	$189	9.5%
Sands Bethlehem
Total room revenues	$6,188	$5,289	17.0%
Occupancy rate	78.0%	68.9%	9.1 pts
Average daily room rate	$145	$141	2.8%
Revenue per available room	$113	$97	16.5%

Food and beverage revenues increased $36.9 million compared to the six months ended June 30, 2013. The increase was primarily due to a $30.6 million increase at our Macao operating properties, due to an increase in property visitation.
Mall revenues increased $34.7 million compared to the six months ended June 30, 2013. The increase was primarily due to a $28.2 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2014	2013	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$80,132	$67,270	19.1%
Mall gross leasable area (in square feet)	755,876	759,077	(0.4)%
Occupancy	95.9%	95.6%	0.3 pts
Base rent per square foot	$188	$150	25.3%
Tenant sales per square foot	$1,563	$1,357	15.2%
Shoppes at Cotai Central(2)
Total mall revenues	$19,896	$16,624	19.7%
Mall gross leasable area (in square feet)	312,848	210,143	48.9%
Occupancy	97.8%	100.0%	(2.2) pts
Base rent per square foot	$136	$121	12.4%
Tenant sales per square foot	$1,461	$—	—
Shoppes at Four Seasons(3)
Total mall revenues	$47,841	$35,726	33.9%
Mall gross leasable area (in square feet)	255,888	241,416	6.0%
Occupancy	96.2%	89.9%	6.3 pts
Base rent per square foot	$354	$155	128.4%
Tenant sales per square foot	$5,593	$4,661	20.0%
Singapore Operations:
The Shoppes at Marina Bay Sands(4)
Total mall revenues	$78,780	$72,548	8.6%
Mall gross leasable area (in square feet)	651,750	640,648	1.7%
Occupancy	89.5%	86.7%	2.8 pts
Base rent per square foot	$220	$219	0.5%
Tenant sales per square foot	$1,497	$1,552	(3.5)%
U.S. Operations:
The Outlets at Sands Bethlehem(5)
Total mall revenues	$1,455	$1,286	13.1%
Mall gross leasable area (in square feet)	151,029	134,907	12.0%
Occupancy	94.3%	75.9%	18.4 pts
Base rent per square foot	$25	$22	13.6%
Tenant sales per square foot	$410	$—	—
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2014 and 2013, they are identical to the summary presented herein for the three months ended June 30, 2014 and 2013, respectively.

(2)
The first, second and third phases of the Shoppes at Cotai Central opened in April and September 2012, and June 2014, respectively. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(3)
Beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(4)
Approximately 44,000 square feet of gross leasable area is currently undergoing new fit-out as part of an ongoing repositioning of the mall that will bring in several new key luxury tenants and is not considered occupied as of June 30, 2014, compared to approximately 56,000 square feet as of June 30, 2013.

(5)	Tenant sales per square foot for the six months ended June 30, 2013, is excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses
The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$3,557,849	$3,046,000	16.8%
Rooms	128,381	134,375	(4.5)%
Food and beverage	195,997	186,025	5.4%
Mall	35,072	35,405	(0.9)%
Convention, retail and other	165,132	158,943	3.9%
Provision for doubtful accounts	111,587	126,737	(12.0)%
General and administrative	664,031	598,283	11.0%
Corporate	95,800	102,753	(6.8)%
Pre-opening	20,441	7,868	159.8%
Development	5,909	11,353	(48.0)%
Depreciation and amortization	525,063	503,605	4.3%
Amortization of leasehold interests in land	20,066	20,275	(1.0)%
Loss on disposal of assets	4,121	6,694	(38.4)%
Total operating expenses	$5,529,449	$4,938,316	12.0%

Operating expenses were $5.53 billion for the six months ended June 30, 2014, an increase of $591.1 million compared to $4.94 billion for the six months ended June 30, 2013. The increase in operating expenses was primarily due to an increase in casino expenses at our Macao operating properties.
Casino expenses increased $511.8 million compared to the six months ended June 30, 2013. Of the increase, $392.1 million was due to the 39.0% gross win tax on increased casino revenues at our Macao operating properties, as well as $124.1 million in additional casino expenses at our Macao operating properties.
The provision for doubtful accounts was $111.6 million for the six months ended June 30, 2014, compared to $126.7 million for the six months ended June 30, 2013. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $65.7 million compared to the six months ended June 30, 2013. The increase was primarily due to a $36.9 million increase at our Macao operating properties and a $22.2 million increase at our Las Vegas Operating Properties.
Corporate expenses decreased $7.0 million compared to the six months ended June 30, 2013, which was driven by a decrease in legal fees.
Pre-opening expenses were $20.4 million for the three months ended June 30, 2014, compared to $7.9 million for the six months ended June 30, 2013. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2014, were primarily related to activities at The Parisian Macao. Pre-opening expenses for the six months ended June 30, 2013, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$872,141	$709,346	23.0%
Sands Cotai Central	514,179	277,668	85.2%
Four Seasons Macao	180,995	115,361	56.9%
Sands Macao	173,757	184,940	(6.0)%
Other Asia	(1,882)	(5,724)	67.1%
	1,739,190	1,281,591	35.7%
Marina Bay Sands	852,939	752,130	13.4%
United States:
Las Vegas Operating Properties	145,767	176,397	(17.4)%
Sands Bethlehem	54,446	63,435	(14.2)%
	200,213	239,832	(16.5)%
Total adjusted property EBITDA	$2,792,342	$2,273,553	22.8%

Adjusted property EBITDA at our Macao operations increased $457.6 million compared to the six months ended June 30, 2013. As previously described, the increase was primarily due to a $1.01 billion increase in net revenues at our Macao operating properties, partially offset by a $392.1 million increase in gross win tax on increased casino revenues, as well as increases in the associated operating expenses. Additionally, during the six months ended June 30, 2014, a new bonus program for non-management employees in Macao was initiated, resulting in a $29.0 million expense being recorded during the period.
Adjusted property EBITDA at Marina Bay Sands increased $100.8 million compared to the six months ended June 30, 2013. The increase was primarily due to a $105.8 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $30.6 million compared to the six months ended June 30, 2013. The decrease was primarily due to a $22.5 million decrease in net revenues (excluding intersegment royalty revenue), driven by a decrease in casino revenues.
Adjusted property EBITDA at Sands Bethlehem decreased $9.0 million compared to the six months ended June 30, 2013. The decrease was primarily due to a $6.4 million decrease in net revenues, driven by a decrease in casino revenues.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs)	$136,370	$131,989
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7,594	7,580
Less — capitalized interest	(3,248)	(2,361)
Interest expense, net	$140,716	$137,208
Cash paid for interest	$113,747	$107,655
Weighted average total debt balance	$10,095,750	$9,942,247
Weighted average interest rate	2.7%	2.7%

Interest cost and interest expense remained relatively consistent compared to the six months ended June 30, 2013, due to the comparable weighted average debt balances and weighted average interest rates.
Other Factors Effecting Earnings
Other expense was $2.5 million for the six months ended June 30, 2014, compared to other income of $1.8 million for the six months ended June 30, 2013. The amounts in both periods were primarily due to foreign exchange gains and losses.
The loss on modification or early retirement of debt was $18.0 million for the six months ended June 30, 2014, and was related to the refinancing of our 2011 VML Credit Facility in March 2014 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”).

Our effective income tax rate was 5.4% for the six months ended June 30, 2014, compared to 7.0% for the six months ended June 30, 2013. The effective income tax rate for the six months ended June 30, 2014 and 2013, reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $402.0 million for the six months ended June 30, 2014, compared to $273.9 million for the six months ended June 30, 2013. These amounts are primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended June 30, 2014
Mall revenues:
Minimum rents(2)	$31,488	$20,603	$6,375	$30,225	$349	$89,040
Overage rents	3,744	2,343	2,281	3,109	475	11,952
CAM, levies and management fees	6,760	1,870	2,520	6,931	—	18,081
Total mall revenues	41,992	24,816	11,176	40,265	824	119,073
Mall operating expenses:
Common area maintenance	4,736	1,486	1,590	6,310	318	14,440
Management fees and other direct operating expenses	1,952	348	341	463	165	3,269
Mall operating expenses	6,688	1,834	1,931	6,773	483	17,709
Property taxes(3)	(2,602)	—	—	1,762	303	(537)
Provision for doubtful accounts	128	34	—	514	—	676
Mall-related expenses(4)	4,214	1,868	1,931	9,049	786	17,848
For the three months ended June 30, 2013
Mall revenues:
Minimum rents(2)	$24,493	$16,789	$5,743	$24,742	$267	$72,034
Overage rents	6,572	6,833	1,110	2,919	430	17,864
CAM, levies and management fees	6,348	1,814	1,841	8,092	—	18,095
Total mall revenues	37,413	25,436	8,694	35,753	697	107,993
Mall operating expenses:
Common area maintenance	4,348	1,373	1,391	6,746	328	14,186
Management fees and other direct operating expenses	1,673	316	211	1,610	151	3,961
Mall operating expenses	6,021	1,689	1,602	8,356	479	18,147
Property taxes	—	—	—	1,790	267	2,057
Provision for (recovery of) doubtful accounts	(395)	35	(140)	(24)	—	(524)
Mall-related expenses(4)	5,626	1,724	1,462	10,122	746	19,680

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the six months ended June 30, 2014
Mall revenues:
Minimum rents(2)	$62,788	$40,382	$12,309	$59,250	$739	$175,468
Overage rents	4,085	3,838	2,653	5,596	716	16,888
CAM, levies and management fees	13,259	3,621	4,934	13,934	—	35,748
Total mall revenues	80,132	47,841	19,896	78,780	1,455	228,104
Mall operating expenses:
Common area maintenance	8,704	2,717	2,970	12,272	632	27,295
Management fees and other direct operating expenses	3,810	802	674	2,212	279	7,777
Mall operating expenses	12,514	3,519	3,644	14,484	911	35,072
Property taxes(3)	(1,488)	—	—	3,519	574	2,605
Provision for (recovery of) doubtful accounts	267	112	(21)	772	—	1,130
Mall-related expenses(4)	11,293	3,631	3,623	18,775	1,485	38,807
For the six months ended June 30, 2013
Mall revenues:
Minimum rents(2)	$48,098	$24,334	$11,521	$51,240	$536	$135,729
Overage rents	7,247	7,821	1,428	5,412	750	22,658
CAM, levies and management fees	11,925	3,571	3,675	15,896	—	35,067
Total mall revenues	67,270	35,726	16,624	72,548	1,286	193,454
Mall operating expenses:
Common area maintenance	7,865	2,552	2,711	13,276	597	27,001
Management fees and other direct operating expenses	3,508	743	546	3,346	261	8,404
Mall operating expenses	11,373	3,295	3,257	16,622	858	35,405
Property taxes	—	—	—	3,600	530	4,130
Provision for (recovery of) doubtful accounts	(419)	155	(122)	(3)	—	(389)
Mall-related expenses(4)	10,954	3,450	3,135	20,219	1,388	39,146
____________________

(1)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

(3)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. This property tax exemption expired in August 2013 for The Venetian Macao. In May 2014, the Company received an additional six-year property tax exemption for The Venetian Macao. As a result, the Company reversed $2.6 million of previously recognized property taxes during the three months ended June 30, 2014.

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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao, which is currently expected to open in late 2015, is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We commenced construction activities, but stopped in June 2014, pending receipt of certain government approvals, which management has been informed are scheduled to issue in October 2014. In the meantime, we are working to accelerate the permit approval process and, as with projects of this nature, will continue to analyze options for both a full and phased opening of the facility in 2015. We have capitalized costs of $565.9 million, including the land premium (net of amortization) and $48.5 million in outstanding construction payables, as of June 30, 2014. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of June 30, 2014, we have capitalized an aggregate of $9.34 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on parcels 1, 2, 3 and 5 and 6, including the sites on which The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions.
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should we determine that we are unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, we would expect to apply for another extension from the Macao government. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $565.9 million or $4.28 billion in capitalized construction costs and land premiums (net of amortization), as of June 30, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. As of June 30, 2014, we have capitalized construction costs of $178.6 million for this project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of June 30, 2014.

Other
We continue to aggressively pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash generated from operating activities	$2,390,844	$2,024,207
Cash flows from investing activities:
Change in restricted cash and cash equivalents	559	(532)
Capital expenditures	(526,838)	(394,015)
Proceeds from disposal of property and equipment	1,106	1,716
Aquisition of intangible assets	—	(45,857)
Net cash used in investing activities	(525,173)	(438,688)
Cash flows from financing activities:
Proceeds from exercise of stock options	45,118	22,835
Excess tax benefits from stock-based compensation	2,755	3,107
Repurchase of common stock	(1,139,415)	—
Dividends paid	(1,585,655)	(988,898)
Distributions to noncontrolling interests	(4,731)	(4,713)
Proceeds from long-term debt	1,857,725	80,496
Repayments on long-term debt	(1,296,058)	(688,431)
Payments of deferred financing costs	(57,244)	—
Net cash used in financing activities	(2,177,505)	(1,575,604)
Effect of exchange rate on cash	4,147	(8,540)
Increase (decrease) in cash and cash equivalents	$(307,687)	$1,375
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2014, increased $366.6 million compared to the six months ended June 30, 2013. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2014, totaled $526.8 million, including $431.2 million for construction and development activities in Macao, which consisted primarily of $192.6 million for The Parisian Macao and $156.7 million for Sands Cotai Central; $40.3 million at our Las Vegas Operating Properties; $30.7 million in Singapore; and $24.6 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.18 billion for the six months ended June 30, 2014, which was primarily attributable to $1.59 billion in dividend payments and $1.14 billion in common stock repurchases, partially offset by net proceeds of $578.0 million from our 2013 U.S. Revolving Facility.

As of June 30, 2014, we had $1.65 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.
Capital Financing Overview
Through June 30, 2014, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility, which was amended in December 2013, requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014 (See “Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements —Note 3 — Long-term Debt — 2011 VML Credit Facility"), also requires our Macao operations to comply with similar financial covenants commencing with the quarterly period ending June 30, 2014, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending June 30, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending June 30 through December 31, 2014, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of June 30, 2014, our U.S., Macao and Singapore leverage ratios were 1.2x, 1.0x and 2.6x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $3.29 billion and restricted cash and cash equivalents of approximately $6.3 million as of June 30, 2014, of which approximately $2.68 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.68 billion, approximately $2.20 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In March 2014, we amended our 2011 VML Credit Facility, which extended the maturity to March 31, 2020, and provided for revolving loan commitments of $2.0 billion, which is being used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”). During the six months ended June 30, 2014, we had net borrowings of $578.0 million under our 2013 U.S. Revolving Facility. Subsequent to June 30, 2014, we paid down $748.0 million of the 2013 U.S. Revolving Facility.

On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars (“HKD”) per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which we retained $1.82 billion during the six months ended June 30, 2014). On March 31 and June 30, 2014, we paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the six months ended June 30, 2014, we recorded $809.1 million as a distribution against retained earnings (of which $431.7 million related to our Principal Stockholder’s family and the remaining $377.4 million related to all other shareholders). In July 2014, our Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $403 million) to be paid on September 30, 2014, to shareholders of record on September 22, 2014. We expect this level of dividend to continue quarterly through the remainder of 2014.
In June 2013, our Board of Directors approved a share repurchase program, which expires in June 2015, with an initial authorization of $2.0 billion. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2014, we repurchased 14,203,078 shares of our common stock for $1.13 billion (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury shares.

Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2014, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of the amendment of our 2011 VML Credit Facility (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”) and net borrowings of $578.0 million under our 2013 U.S. Revolving Facility (which matures in December 2018 with no interim amortization).
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2014, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending June 30:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$431.2	$836.3	$1,208.2	$1,720.4	$1,835.7	$4,332.5	$10,364.3	$10,158.4
Average interest rate(2)	1.9%	1.9%	1.9%	1.8%	1.7%	2.4%	2.1%
ASSETS
Cap agreements(3)	$—	$0.1	$—	$—	$—	$—	$0.1	$0.1

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of June 30, 2014, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $91.5 million.

(3)	As of June 30, 2014, we had 15 interest rate cap agreements with an aggregate fair value of approximately $0.1 million based on quoted market values from the institutions holding the agreements.

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
Foreign currency transaction losses for the six months ended June 30, 2014, were $2.7 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of June 30, 2014, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $13.7 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2014, and have concluded that they are effective at the reasonable assurance level.
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
ITEM 1A — RISK FACTORS
The only change from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 is set forth below.
The smoking control legislation in Macao could have an adverse effect on our business, financial condition, results of operations or cash flows.
Recently, the Macao government approved smoking control legislation, which prohibits smoking in casinos starting on October 6, 2014. The legislation, however, permits casinos to maintain designated smoking areas of up to 50% of the areas opened to the public, so long as such areas are within restricted access areas and comply with the conditions set out in the Dispatch of the Chief Executive, dated November 1, 2012, as amended by the Dispatch of the Chief Executive, dated June 3, 2014. The implementation of such legislation may deter potential gaming customers who are smokers from frequenting casinos in jurisdictions with smoking bans such as Macao. Such laws and regulations could change or could be interpreted differently in the future. We cannot predict the future likelihood or outcome of similar legislation or referendums in other jurisdictions where we operate or the magnitude of any decrease in revenues as a result of such regulations, though any smoking ban could have an adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
April 1, 2014 — April 30, 2014	2,262,339	$77.35	2,262,339	$444,449
May 1, 2014 — May 31, 2014	991,142	$75.67	991,142	$369,434
June 1, 2014 — June 30, 2014	926,244	$75.56	926,244	$299,435
__________________________

(1)	Calculated excluding commissions.

(2)
On June 5, 2013, the Company announced a stock repurchase program pursuant to which the Company has been authorized to repurchase up to $2.0 billion of its outstanding common stock. As of June 30, 2014, approximately $299.4 million of shares remained available for repurchase. The stock repurchase program will expire on June 5, 2015. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury shares.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1	Las Vegas Sands Corp. 2004 Equity Award Plan.
10.2	Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan.
10.3	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan.
10.4	Form of Director Restricted Stock Units Award Agreement under the Company’s 2004 Equity Award Plan.
10.5	Form of Director Restricted Stock Units Award Agreement (with deferred settlement) under the 2004 Equity Award Plan.
10.6	Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

August 7, 2014	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

August 7, 2014	By:	/s/ Michael A. Quartieri
Michael A. Quartieri Chief Accounting Officer (Principal Financial Officer)