Form 10-Q
period 2014-09-30
LAS VEGAS SANDS CORP
filed 2014-11-05
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock ($0.001 par value)	801,998,185 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,147,109	$3,600,414
Restricted cash and cash equivalents	6,518	6,839
Accounts receivable, net	1,496,987	1,762,110
Inventories	43,090	41,946
Prepaid expenses and other	123,633	104,230
Total current assets	4,817,337	5,515,539
Property and equipment, net	15,355,117	15,358,953
Deferred financing costs, net	219,434	185,964
Deferred income taxes, net	20,615	13,821
Leasehold interests in land, net	1,397,348	1,428,819
Intangible assets, net	90,730	102,081
Other assets, net	127,200	119,087
Total assets	$22,027,781	$22,724,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,868	$119,194
Construction payables	241,396	241,560
Accrued interest payable	1,525	6,551
Other accrued liabilities	2,006,106	2,194,866
Deferred income taxes	8,980	13,309
Income taxes payable	148,940	176,678
Current maturities of long-term debt	102,602	377,507
Total current liabilities	2,619,417	3,129,665
Other long-term liabilities	125,270	112,195
Deferred income taxes	168,291	173,211
Deferred proceeds from sale of The Shoppes at The Palazzo	268,667	268,541
Deferred gain on sale of The Grand Canal Shoppes	38,678	40,416
Deferred rent from mall sale transactions	115,845	116,955
Long-term debt	9,836,015	9,382,752
Total liabilities	13,172,183	13,223,735
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 829,106,838 and 827,273,217 shares issued, 801,971,285 and 818,702,936 shares outstanding	829	827
Treasury stock, at cost, 27,135,553 and 8,570,281 shares	(2,000,381)	(570,520)
Capital in excess of par value	6,426,411	6,348,065
Accumulated other comprehensive income	158,022	173,783
Retained earnings	2,622,413	1,713,339
Total Las Vegas Sands Corp. stockholders’ equity	7,207,294	7,665,494
Noncontrolling interests	1,648,304	1,835,035
Total equity	8,855,598	9,500,529
Total liabilities and equity	$22,027,781	$22,724,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,897,084	$2,984,538	$9,281,959	$8,394,721
Rooms	386,867	349,001	1,162,205	998,646
Food and beverage	185,821	174,260	582,804	534,361
Mall	150,728	128,068	378,832	321,522
Convention, retail and other	128,458	123,259	391,663	372,370
	3,748,958	3,759,126	11,797,463	10,621,620
Less — promotional allowances	(215,836)	(190,586)	(629,607)	(507,420)
Net revenues	3,533,122	3,568,540	11,167,856	10,114,200
Operating expenses:
Casino	1,634,960	1,668,107	5,192,809	4,714,107
Rooms	66,301	69,511	194,682	203,886
Food and beverage	95,749	88,020	291,746	274,045
Mall	18,032	17,319	53,104	52,724
Convention, retail and other	68,833	69,102	233,965	228,045
Provision for doubtful accounts	31,103	55,371	142,690	182,108
General and administrative	341,501	380,865	1,005,532	979,148
Corporate	42,704	38,468	138,504	141,221
Pre-opening	(2,414)	1,778	18,027	9,646
Development	3,043	3,487	8,952	14,840
Depreciation and amortization	251,002	248,925	776,065	752,530
Amortization of leasehold interests in land	10,086	10,022	30,152	30,297
Loss on disposal of assets	801	2,739	4,922	9,433
	2,561,701	2,653,714	8,091,150	7,592,030
Operating income	971,421	914,826	3,076,706	2,522,170
Other income (expense):
Interest income	5,609	3,819	17,109	10,848
Interest expense, net of amounts capitalized	(66,779)	(66,917)	(207,495)	(204,125)
Other income (expense)	95	3,207	(2,368)	4,992
Loss on modification or early retirement of debt	(1,978)	—	(19,942)	—
Income before income taxes	908,368	854,935	2,864,010	2,333,885
Income tax expense	(47,869)	(45,637)	(153,939)	(148,940)
Net income	860,499	809,298	2,710,071	2,184,945
Net income attributable to noncontrolling interests	(188,794)	(182,554)	(590,747)	(456,487)
Net income attributable to Las Vegas Sands Corp.	$671,705	$626,744	$2,119,324	$1,728,458
Earnings per share:
Basic	$0.84	$0.76	$2.62	$2.10
Diluted	$0.83	$0.76	$2.62	$2.09
Weighted average shares outstanding:
Basic	803,064,834	823,200,515	808,247,012	823,512,889
Diluted	804,810,589	826,965,340	810,288,616	827,543,510
Dividends declared per common share	$0.50	$0.35	$1.50	$1.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Net income	$860,499	$809,298	$2,710,071	$2,184,945
Currency translation adjustment, before and after tax	(52,349)	19,865	(18,151)	(69,672)
Total comprehensive income	808,150	829,163	2,691,920	2,115,273
Comprehensive income attributable to noncontrolling interests	(185,744)	(183,314)	(588,357)	(455,681)
Comprehensive income attributable to Las Vegas Sands Corp.	$622,406	$645,849	$2,103,563	$1,659,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2013	$824	$—	$6,237,488	$263,078	$560,452	$1,596,570	$8,658,412
Net income	—	—	—	—	1,728,458	456,487	2,184,945
Currency translation adjustment	—	—	—	(68,866)	—	(806)	(69,672)
Exercise of stock options	2	—	37,729	—	—	8,702	46,433
Tax benefit from stock-based compensation	—	—	2,394	—	—	—	2,394
Stock-based compensation	—	—	37,305	—	—	2,990	40,295
Repurchase of common stock	—	(346,253)	—	—	—	—	(346,253)
Dividends declared	—	—	—	—	(866,391)	(411,359)	(1,277,750)
Distributions to noncontrolling interests	—	—	—	—	—	(7,808)	(7,808)
Balance at September 30, 2013	$826	$(346,253)	$6,314,916	$194,212	$1,422,519	$1,644,776	$9,230,996
Balance at January 1, 2014	$827	$(570,520)	$6,348,065	$173,783	$1,713,339	$1,835,035	$9,500,529
Net income	—	—	—	—	2,119,324	590,747	2,710,071
Currency translation adjustment	—	—	—	(15,761)	—	(2,390)	(18,151)
Exercise of stock options	2	—	44,058	—	—	4,383	48,443
Stock-based compensation	—	—	34,288	—	—	4,751	39,039
Repurchase of common stock	—	(1,429,861)	—	—	—	—	(1,429,861)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	(487)	(487)
Dividends declared	—	—	—	—	(1,210,250)	(776,570)	(1,986,820)
Distributions to noncontrolling interests	—	—	—	—	—	(7,165)	(7,165)
Balance at September 30, 2014	$829	$(2,000,381)	$6,426,411	$158,022	$2,622,413	$1,648,304	$8,855,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$2,710,071	$2,184,945
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	776,065	752,530
Amortization of leasehold interests in land	30,152	30,297
Amortization of deferred financing costs and original issue discount	40,067	42,617
Amortization of deferred gain on and rent from mall sale transactions	(2,848)	(3,708)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	738	1,030
Non-cash loss on modification or early retirement of debt	15,345	—
Loss on disposal of assets	4,922	9,433
Stock-based compensation expense	37,780	39,802
Provision for doubtful accounts	142,690	182,108
Foreign exchange gain	(3,437)	(9,802)
Excess tax benefits from stock-based compensation	—	(2,394)
Deferred income taxes	(20,452)	(5,762)
Changes in operating assets and liabilities:
Accounts receivable	119,384	(233,379)
Inventories	(1,193)	1,974
Prepaid expenses and other	(27,882)	3,473
Leasehold interests in land	(3,433)	(25,387)
Accounts payable	(9,155)	9,006
Accrued interest payable	(5,069)	(13,866)
Income taxes payable	(27,235)	(17,282)
Other accrued liabilities	(159,014)	215,148
Net cash generated from operating activities	3,617,496	3,160,783
Cash flows from investing activities:
Change in restricted cash and cash equivalents	313	(877)
Capital expenditures	(793,114)	(599,482)
Proceeds from disposal of property and equipment	1,580	713
Acquisition of intangible assets	—	(45,857)
Net cash used in investing activities	(791,221)	(645,503)
Cash flows from financing activities:
Proceeds from exercise of stock options	48,443	46,433
Excess tax benefits from stock-based compensation	—	2,394
Repurchase of common stock	(1,439,231)	(211,241)
Dividends paid	(1,986,378)	(1,277,360)
Distributions to noncontrolling interests	(7,165)	(7,808)
Proceeds from long-term debt (Note 3)	2,247,725	354,357
Repayments on long-term debt (Note 3)	(2,051,878)	(720,177)
Payments of deferred financing costs	(88,167)	—
Net cash used in financing activities	(3,276,651)	(1,813,402)
Effect of exchange rate on cash	(2,929)	(5,524)
Increase (decrease) in cash and cash equivalents	(453,305)	696,354
Cash and cash equivalents at beginning of period	3,600,414	2,512,766
Cash and cash equivalents at end of period	$3,147,109	$3,209,120

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2014	2013
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$161,062	$164,250
Cash payments for taxes, net of refunds	$194,758	$175,059
Change in construction payables	$(164)	$(78,341)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1,259	$493
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$442	$390
Property and equipment acquired under capital lease	$—	$2,668
Disposition of interest in majority owned subsidiary	$487	$—
Change in common stock repurchase payable included in other accrued liabilities	$(9,370)	$135,012

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
The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 370,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 923,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, the Company opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. The Company also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by the Company. In September 2012, the Company opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms and suites under the Sheraton brand, and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by the Company. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. The Company has begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $650 million. Upon completion of the project, the integrated resort will feature more than 350,000 square feet of gaming space, approximately 800,000 square

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in early 2015). As of September 30, 2014, the Company has capitalized costs of $4.35 billion for the entire project, including the land premium (net of amortization) and $68.2 million in outstanding construction payables.
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
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 240,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao (located on parcel 3), an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has recommenced certain construction activities upon receiving certain government approvals, after a temporary stoppage from June through August 2014. The Company is working to accelerate the remaining permit approval process and, as with projects of this nature, will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in part in late 2015. The Company has capitalized costs of $636.9 million, including the land premium (net of amortization) and $53.6 million in outstanding construction payables, as of September 30, 2014. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should the Company determine that it is unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, the Company would expect to apply for another extension from the Macao government. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $636.9 million or $4.35 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of September 30, 2014.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through September 30, 2014, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $3.15 billion and restricted cash and cash equivalents of $6.5 million as of September 30, 2014. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. The Company is no longer evaluating strategic alternatives related to its Pennsylvania operations. In December 2013,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the Company entered into its $3.5 billion 2013 U.S. Credit Facility, which was primarily used to repay the outstanding indebtedness under the prior senior secured credit facility. In March 2014, the Company amended its Macao credit facility, which extended a portion of the term loans under the facility to March 2020 and provides for revolving loan commitments of $2.0 billion (see “— Note 3 — Long-term Debt — 2011 VML Credit Facility”). In August 2014, the Company amended its Singapore credit facility, which extended the term loans under the facility to August 2020 and the revolving loans under the facility to February 2020 (see “— Note 3 — Long-term Debt — 2012 Singapore Credit Facility”).
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
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$552,059	$553,561
Building and improvements	15,290,757	15,226,566
Furniture, fixtures, equipment and leasehold improvements	3,031,103	2,849,502
Transportation	446,299	439,976
Construction in progress	1,585,713	1,150,349
	20,905,931	20,219,954
Less — accumulated depreciation and amortization	(5,550,814)	(4,861,001)
	$15,355,117	$15,358,953
Construction in progress consists of the following (in thousands):

	September 30, 2014	December 31, 2013
The Parisian Macao	$581,491	$318,914
Four Seasons Macao (principally the Four Seasons Apartments)	422,021	394,404
Sands Cotai Central	216,767	111,704
Other	365,434	325,327
	$1,585,713	$1,150,349

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The $365.4 million in other construction in progress as of September 30, 2014, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $230.8 million (net of $80.5 million of accumulated depreciation) as of September 30, 2014, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, the Company capitalized interest expense of $2.9 million, $6.2 million, $0.9 million and $3.3 million, respectively. During the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, the Company capitalized approximately $9.6 million, $23.7 million, $5.9 million and $16.9 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $10,045 and $11,250, respectively)	$2,223,080	$2,238,750
2013 U.S. Credit Facility — Revolving	810,000	590,000
Airplane Financings	64,593	67,359
HVAC Equipment Lease	16,989	18,140
Other	627	2,335
Macao Related:
2011 VML Credit Facility — Extended Term A	2,387,033	—
2011 VML Credit Facility — Term A	—	3,208,869
2011 VML Credit Facility — Extended Revolving	819,618	—
Other	6,209	7,910
Singapore Related:
2012 Singapore Credit Facility — Term	3,610,468	3,626,896
	9,938,617	9,760,259
Less — current maturities	(102,602)	(377,507)
Total long-term debt	$9,836,015	$9,382,752
2013 U.S. Credit Facility
As of September 30, 2014, the Company had $434.3 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2011 VML Credit Facility
During March 2014, the Company amended its 2011 VML Credit Facility to, among other things, modify certain financial covenants, as discussed further below. In addition to the amendment, certain lenders extended the maturity of $2.39 billion in aggregate principal amount of the 2011 VML Term Facility to March 31, 2020 (the "Extended 2011 VML Term Facility"), and, together with new lenders, provided $2.0 billion in aggregate principal amount of revolving loan commitments (the "Extended 2011 VML Revolving Facility"). A portion of the revolving proceeds were used to pay down the $819.7 million in aggregate principal balance of the 2011 VML Term Facility loans that were not extended. The Company recorded an $18.0 million loss on modification or early retirement of debt during the nine months ended September 30, 2014, in connection with the pay down and extension. Borrowings under the Extended 2011 VML Revolving Facility are being used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes. As of September 30, 2014, the Company had $1.18 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
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
Among other amendments, the consolidated capital expenditures covenant was removed and the maximum ratio of total indebtedness to Adjusted EBITDA was modified. The maximum leverage ratio, as amended, is 4.5x for the quarterly periods ending September 30, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity.
2012 Singapore Credit Facility
In August 2014, the Company amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020. The Company recorded a $2.0 million loss on modification or early retirement of debt during the nine months ended September 30, 2014, in connection with the extension. As of September 30, 2014, the Company had 493.0 million Singapore dollars ("SGD," approximately $387.0 million at exchange rates in effect on September 30, 2014) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Commencing with the quarterly period ending December 31, 2014, and at the end of each subsequent quarter through September 30, 2018, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of August 29, 2014 (the "Singapore Restatement

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Date"). Commencing with the quarterly period ending December 31, 2018, and at the end of each subsequent quarter through September 30, 2019, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. Commencing with the quarterly period ending December 31, 2019, and at the end of each subsequent quarter through June 30, 2020, and on the maturity date, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. The 2012 Singapore Revolving Facility has no interim amortization payments and matures on February 28, 2020.
Among other amendments, the maximum ratio of total indebtedness to Adjusted EBITDA was modified. The maximum leverage ratio, as amended, is 3.5x for the quarterly periods ending September 30, 2014 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Proceeds from 2013 U.S. Credit Facility	$1,428,000	$—
Proceeds from 2011 VML Credit Facility	819,725	—
Proceeds from Senior Secured Credit Facility	—	250,000
Proceeds from 2012 Singapore Credit Facility	—	104,357
	$2,247,725	$354,357

Repayments on 2013 U.S. Credit Facility	$(1,224,875)	$—
Repayments on 2011 VML Credit Facility	(819,680)	—
Repayments on 2012 Singapore Credit Facility	—	(430,504)
Repayments on Senior Secured Credit Facility	—	(282,424)
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(4,557)	(4,483)
	$(2,051,878)	$(720,177)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2014 and December 31, 2013, was approximately $9.76 billion and $9.72 billion, respectively, compared to its carrying value of $9.92 billion and $9.74 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31, June 30 and September 30, 2014, the Company paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2014, the Company recorded $1.21 billion as a distribution against retained earnings (of which $647.5 million related to the Principal Stockholder’s family and the remaining $562.5 million related to all other shareholders).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On March 29, June 28 and September 27, 2013, the Company paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2013, the Company recorded $866.4 million as a distribution against retained earnings (of which $453.1 million related to the Principal Stockholder’s family and the remaining $413.3 million related to all other shareholders).
In October 2014, the Company’s Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $401 million) to be paid on December 29, 2014, to shareholders of record on December 18, 2014.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expires in June 2015, but was substantially completed as of September 30, 2014. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2014 and 2013, the Company repurchased 18,565,272 and 5,479,601 shares, respectively, of its common stock for $1.43 billion and $346.3 million, respectively, (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars ("HKD") per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which the Company retained $1.82 billion during the nine months ended September 30, 2014). On February 28 and June 21, 2013, SCL paid a dividend of HKD 0.67 and HKD 0.66 per share, respectively, to SCL shareholders (a total of $1.38 billion of which the Company retained $970.2 million during the nine months ended September 30, 2013).
In April 2014, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $0.5 million, which was included in loss on disposal of assets during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014 and 2013, the Company distributed $7.2 million and $7.8 million, respectively, to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	803,064,834	823,200,515	808,247,012	823,512,889
Potential dilution from stock options, warrants and restricted stock and stock units	1,745,755	3,764,825	2,041,604	4,030,621
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	804,810,589	826,965,340	810,288,616	827,543,510
Antidilutive stock options excluded from the calculation of diluted earnings per share	2,941,860	4,573,059	2,833,560	4,547,759
Accumulated Other Comprehensive Income
As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income consisted solely of foreign currency translation adjustments.
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
As of September 30, 2014 and December 31, 2013, the Company’s consolidated joint ventures had total assets of $83.9 million and $103.9 million, respectively, and total liabilities of $124.5 million and $125.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macao and Singapore. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax years 2010 through 2012. The Company is subject to examination for tax years after 2008 in Macao and for tax years after 2009 in the U.S. and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome, which may impact the provision for income taxes.
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
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on September 30, 2014) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense:
Stock options	$6,014	$8,391	$19,364	$24,481
Restricted stock and stock units	5,583	4,903	18,416	15,321
	$11,597	$13,294	$37,780	$39,802
Compensation cost capitalized as part of property and equipment	$144	$129	$1,259	$493
LVSC 2004 Plan:
Stock options granted	4	70	63	288
Weighted average grant date fair value	$23.06	$38.11	$32.02	$35.76
Restricted stock granted	—	4	31	47
Weighted average grant date fair value	$—	$56.84	$75.46	$54.72
Restricted stock units granted	—	89	6	123
Weighted average grant date fair value	$—	$59.83	$73.68	$58.82
SCL Equity Plan:
Stock options granted	1,258	1,058	11,447	3,787
Weighted average grant date fair value	$2.72	$2.97	$3.43	$2.48
Restricted stock units granted	—	—	189	1,000
Weighted average grant date fair value	$—	$—	$7.37	$5.26

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LVSC 2004 Plan:
Weighted average volatility	41.1%	94.6%	58.3%	94.8%
Expected term (in years)	6.0	5.5	5.6	5.5
Risk-free rate	1.6%	1.4%	1.7%	1.3%
Expected dividends	2.7%	2.4%	2.7%	2.5%
SCL Equity Plan:
Weighted average volatility	63.4%	67.2%	65.3%	67.9%
Expected term (in years)	6.3	6.3	6.3	6.3
Risk-free rate	1.4%	1.3%	1.3%	0.6%
Expected dividends	3.5%	2.8%	3.0%	3.3%
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Cash equivalents(1)	$1,867,842	$1,867,842	$—	$—
Interest rate caps(2)	$26	$—	$26	$—
As of December 31, 2013
Cash equivalents(1)	$2,255,951	$2,255,951	$—	$—
Interest rate caps(2)	$159	$—	$159	$—

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of September 30, 2014 and December 31, 2013, the Company had 10 and 22 interest rate cap agreements, respectively, with an aggregate fair value of approximately $26,000 and $0.2 million, respectively, based on quoted market values from the institutions holding the agreements.

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
On October 15, 2004, Richard Suen and Round Square Company Limited (“RSC”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiffs' request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, RSC filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, RSC filed their answering brief. The Company believes that it has valid bases in law and fact to appeal these verdicts. As a result, the Company believes that the likelihood that the amount of the judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the District Court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court granted defendants' motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have been fully briefed to the Nevada Supreme Court as of the date of this filing). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court’s dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. On January 29, 2014, the defendants filed Supplemental Authority and a Motion to Recall Mandate with the Nevada Supreme Court to (i) inform the Nevada Supreme Court of a recently decided U.S. Supreme Court case involving similar jurisdictional issues to this matter and (ii) given this new precedent, to review anew its August 26, 2011, writ of mandamus to the District Court, respectively. On February 27, 2014, the Nevada Supreme Court ruled in favor of the Company on the January Writ, which became effective on March 24, 2014. On March 3, 2014, the Nevada Supreme Court heard oral arguments on the April and June Writs. On May 30, 2014, the Nevada Supreme Court overturned the District Court’s dismissal of Mr. Jacob’s defamation claim against Mr. Adelson and remanded the claim for further determination. On June 17, 2014, Mr. Adelson filed a petition for rehearing with the Nevada Supreme Court and, on June 20, 2014, the Nevada Supreme Court ordered Mr. Jacobs to answer the petition for rehearing, which he did on July 7, 2014. On June 26, 2014, SCL filed a Motion for Summary Judgment with respect to jurisdiction with the District Court, which was denied on July 29, 2014. On June 30, 2014, Mr. Jacobs filed a motion for leave to file a second amended complaint. The defendants filed a notice of intent to oppose the motion for leave to file the second amended complaint. On July 1, 2014, Mr. Jacobs filed a motion to reconsider the dismissal of the defamation claim. On July 3, 2014, Mr. Adelson filed a notice of intent to oppose the motion to reconsider and requested oral argument. Also on July 3, 2014, the defendants filed a motion to continue the stay of the District Court’s March 26, 2013, order compelling the production of documents from Macao and a notice of intent to oppose plaintiff’s motion to reconsider the dismissal of his defamation claim against LVSC and SCL. On July 22, 2014, the defendants filed a motion for leave to file a reply in support of their petition for rehearing on the defamation claim with the Nevada Supreme Court. On July 22, 2014, SCL filed its reply in support of its Motion for Summary Judgment on jurisdiction and opposition to plaintiff’s counter Motion for Summary Judgment. On July 25, 2014, the Nevada Supreme Court granted defendants’ motion for leave to file a reply. On July 29, 2014, the Nevada Supreme Court heard the Motions for Summary Judgment and denied them both. On August 7, 2014, the Nevada Supreme Court denied the writ challenging the District Court’s order on plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On August 7, 2014, the Nevada Supreme Court granted in part defendants’ writ with respect to the District Court’s June 19, 2013, order requiring the production of privileged material. On August 7, 2014, the Nevada Supreme Court also denied

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

rehearing on its reversal of the dismissal of the defamation claim by a vote of 4-3. On August 13, 2014, the District Court ruled that plaintiff may amend his complaint except for the defamation claim against Mr. Adelson until the remittitur from the Nevada Supreme Court is received. The District Court also allowed the sanctions hearing to move forward and is reviewing documents in camera to determine whether they were properly withheld on privilege grounds. On September 4, 2014, SCL filed its pre-hearing memorandum regarding the sanctions hearing regarding plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On September 12, 2014, the plaintiff filed a motion for release of the privileged documents from the District Court appointed document custodian on the grounds of waiver. On September 16, 2014, the plaintiff filed a motion seeking to stop defendants from modifying their privilege log and seeking a waiver of all privilege claims as a result of alleged deficiencies in the original privilege. On September 26, 2014, after the Nevada Supreme Court issued its remittitur, plaintiff filed his motion for leave to file a third amended complaint against LVSC, SCL and Mr. Adelson. On September 26, 2014, the defendants filed their opposition to plaintiff’s motion for release of documents on the grounds of waiver. On October 3, 2014, the plaintiff filed his reply in support of his two waiver motions relating to the documents held by the District Court appointed custodian. On October 9, 2014, the District Court granted plaintiff's motion in part and denied the remainder. On October 17, 2014, SCL filed a motion to reconsider the District Court’s March 27, 2013, order concerning a discovery dispute. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of September 30, 2014.
The investigation by the Audit Committee is complete. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the court’s order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter has re-started. On January 8, 2014, the plaintiffs filed a motion to expand the certified class period. On February 3, 2014, the judge agreed to the parties' stipulation to defer briefing on the issue of expanding the class period until the U.S. Supreme Court issues a decision in the case of Halliburton Co. v. Erica P. John Fund, Inc. On September 26, 2014, the U.S. Supreme Court denied plaintiffs' motion to expand the class period without prejudice to re-filing a similar motion. The U.S. Supreme Court decided the Halliburton case on June 23, 2014, and, on October 3, 2014, the parties stipulated to a case management schedule wherein they agree to a briefing schedule on class certification. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012, deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013, status hearing. On July 22, 2013, the District Court extended the stay until December 2, 2013, and then on December 2, 2013, extended it again until March 3, 2014. On March 3, 2014, the judge extended the stay until a status hearing set for September 4, 2014, where the judge extended the stay for another 120 days. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court against Sheldon G. Adelson,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things, the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and dismissed by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court dismissed this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss, without prejudice, with leave for plaintiff to amend his complaint to plead stock ownership with more particularity. On August 29, 2014, the plaintiff filed an amended complaint and, on September 15, 2014, the served defendants filed their motions to dismiss. The plaintiff's opposition to the Company's motion to dismiss is due October 22, 2014, and to the individuals' motions to dismiss is due October 29, 2014. The defendants' reply briefs are due November 24, 2014. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.1 million at exchange rates in effect on September 30, 2014) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. Subject to an appeal by AAEC, the U.S. Defendants intend to apply to the Macao First Instance Court to dismiss AAEC's claims in full. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. The Macao action and this most recently filed action are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. The Company intends to defend these matters vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the St. Regis tower (the remaining phase of Sands Cotai Central) and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction is currently suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenues:
Macao:
The Venetian Macao	$943,037	$935,233	$3,160,374	$2,702,151
Sands Cotai Central	816,463	736,599	2,428,822	1,907,780
Four Seasons Macao	265,432	330,027	863,940	827,336
Sands Macao	280,079	305,329	906,882	910,269
Other Asia	41,439	35,385	113,286	105,666
	2,346,450	2,342,573	7,473,304	6,453,202
Marina Bay Sands	735,505	774,199	2,375,618	2,308,553
United States:
Las Vegas Operating Properties	380,461	375,041	1,116,194	1,132,312
Sands Bethlehem	127,338	122,922	370,644	372,597
	507,799	497,963	1,486,838	1,504,909
Intersegment eliminations	(56,632)	(46,195)	(167,904)	(152,464)
Total net revenues	$3,533,122	$3,568,540	$11,167,856	$10,114,200

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$352,735	$357,197	$1,224,876	$1,066,543
Sands Cotai Central	267,031	224,272	781,210	501,940
Four Seasons Macao	101,184	112,922	282,179	228,283
Sands Macao	88,099	89,947	261,856	274,887
Other Asia	3,130	1,177	1,248	(4,547)
	812,179	785,515	2,551,369	2,067,106
Marina Bay Sands	351,687	373,612	1,204,626	1,125,742
United States:
Las Vegas Operating Properties	90,183	87,135	235,950	263,532
Sands Bethlehem	29,846	29,553	84,292	92,988
	120,029	116,688	320,242	356,520
Total adjusted property EBITDA	1,283,895	1,275,815	4,076,237	3,549,368
Other Operating Costs and Expenses
Stock-based compensation	(7,252)	(8,170)	(22,909)	(21,831)
Legal settlement	—	(47,400)	—	(47,400)
Corporate	(42,704)	(38,468)	(138,504)	(141,221)
Pre-opening	2,414	(1,778)	(18,027)	(9,646)
Development	(3,043)	(3,487)	(8,952)	(14,840)
Depreciation and amortization	(251,002)	(248,925)	(776,065)	(752,530)
Amortization of leasehold interests in land	(10,086)	(10,022)	(30,152)	(30,297)
Loss on disposal of assets	(801)	(2,739)	(4,922)	(9,433)
Operating income	971,421	914,826	3,076,706	2,522,170
Other Non-Operating Costs and Expenses
Interest income	5,609	3,819	17,109	10,848
Interest expense, net of amounts capitalized	(66,779)	(66,917)	(207,495)	(204,125)
Other income (expense)	95	3,207	(2,368)	4,992
Loss on modification or early retirement of debt	(1,978)	—	(19,942)	—
Income tax expense	(47,869)	(45,637)	(153,939)	(148,940)
Net income	$860,499	$809,298	$2,710,071	$2,184,945

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Intersegment Revenues
Macao:
The Venetian Macao	$1,842	$1,094	$4,230	$3,582
Sands Cotai Central	77	89	223	267
Other Asia	11,360	5,270	31,799	24,131
	13,279	6,453	36,252	27,980
Marina Bay Sands	2,969	2,327	8,989	7,079
Las Vegas Operating Properties	40,384	37,415	122,663	117,405
Total intersegment revenues	$56,632	$46,195	$167,904	$152,464

	Nine Months Ended September 30,
	2014	2013
Capital Expenditures
Corporate and Other	$24,271	$33,464
Macao:
The Venetian Macao	80,297	61,580
Sands Cotai Central	232,032	176,330
Four Seasons Macao	30,469	8,648
Sands Macao	24,264	15,930
Other Asia	1,563	386
The Parisian Macao	259,969	133,697
	628,594	396,571
Marina Bay Sands	54,048	122,931
United States:
Las Vegas Operating Properties	79,150	40,824
Sands Bethlehem	7,051	5,692
	86,201	46,516
Total capital expenditures	$793,114	$599,482

	September 30, 2014	December 31, 2013
Total Assets
Corporate and Other	$627,814	$630,673
Macao:
The Venetian Macao	3,439,571	4,367,533
Sands Cotai Central	4,843,544	4,669,358
Four Seasons Macao	1,169,472	1,273,654
Sands Macao	400,804	383,444
Other Asia	310,758	328,332
The Parisian Macao	637,882	376,014
Other Development Projects	125	169
	10,802,156	11,398,504
Marina Bay Sands	6,305,955	6,354,231
United States:
Las Vegas Operating Properties	3,624,870	3,653,127
Sands Bethlehem	666,986	687,729
	4,291,856	4,340,856
Total assets	$22,027,781	$22,724,264

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2014	December 31, 2013
Total Long-Lived Assets
Corporate and Other	$357,649	$388,448
Macao:
The Venetian Macao	1,896,587	1,925,040
Sands Cotai Central	3,769,197	3,772,095
Four Seasons Macao	932,752	928,396
Sands Macao	279,254	279,395
Other Asia	179,915	189,136
The Parisian Macao	636,938	376,014
	7,694,643	7,470,076
Marina Bay Sands	5,094,788	5,277,126
United States:
Las Vegas Operating Properties	3,044,457	3,073,793
Sands Bethlehem	560,928	578,329
	3,605,385	3,652,122
Total long-lived assets	$16,752,465	$16,787,772

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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR) was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $37.9 million (consisting of $268.7 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $230.8 million of property and equipment) and $29.3 million (consisting of $268.6 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $239.3 million of property and equipment) as of September 30, 2014 and December 31, 2013, respectively, and a net loss (consisting primarily of depreciation expense) of $2.9 million and $9.2 million for the three and nine months ended September 30, 2014, respectively, and $3.2 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$129,574	$328,164	$2,689,371	$—	$3,147,109
Restricted cash and cash equivalents	—	—	6,518	—	6,518
Intercompany receivables	394,755	246,231	—	(640,986)	—
Intercompany notes receivable	—	—	255,391	(255,391)	—
Accounts receivable, net	525	271,413	1,225,049	—	1,496,987
Inventories	6,093	11,086	25,911	—	43,090
Deferred income taxes, net	10,316	33,317	155	(43,788)	—
Prepaid expenses and other	31,965	12,774	84,424	(5,530)	123,633
Total current assets	573,228	902,985	4,286,819	(945,695)	4,817,337
Property and equipment, net	129,227	3,005,683	12,220,207	—	15,355,117
Investments in subsidiaries	6,898,984	5,573,932	—	(12,472,916)	—
Deferred financing costs, net	137	26,549	192,748	—	219,434
Intercompany receivables	226	38,763	—	(38,989)	—
Intercompany notes receivable	—	1,205,363	—	(1,205,363)	—
Deferred income taxes, net	—	—	103,971	(83,356)	20,615
Leasehold interests in land, net	—	—	1,397,348	—	1,397,348
Intangible assets, net	690	—	90,040	—	90,730
Other assets, net	714	23,063	103,423	—	127,200
Total assets	$7,603,206	$10,776,338	$18,394,556	$(14,746,319)	$22,027,781
Accounts payable	$7,321	$26,435	$76,112	$—	$109,868
Construction payables	576	6,881	233,939	—	241,396
Intercompany payables	—	394,710	246,276	(640,986)	—
Intercompany notes payable	255,391	—	—	(255,391)	—
Accrued interest payable	72	1,069	384	—	1,525
Other accrued liabilities	27,917	214,773	1,763,416	—	2,006,106
Deferred income taxes	—	—	52,768	(43,788)	8,980
Income taxes payable	—	—	154,470	(5,530)	148,940
Current maturities of long-term debt	3,688	24,437	74,477	—	102,602
Total current liabilities	294,965	668,305	2,601,842	(945,695)	2,619,417
Other long-term liabilities	3,028	10,108	112,134	—	125,270
Intercompany payables	—	—	38,989	(38,989)	—
Intercompany notes payable	—	—	1,205,363	(1,205,363)	—
Deferred income taxes	37,014	46,342	168,291	(83,356)	168,291
Deferred amounts related to mall sale transactions	—	423,190	—	—	423,190
Long-term debt	60,905	3,026,259	6,748,851	—	9,836,015
Total liabilities	395,912	4,174,204	10,875,470	(2,273,403)	13,172,183
Total Las Vegas Sands Corp. stockholders’ equity	7,207,294	6,601,729	5,871,187	(12,472,916)	7,207,294
Noncontrolling interests	—	405	1,647,899	—	1,648,304
Total equity	7,207,294	6,602,134	7,519,086	(12,472,916)	8,855,598
Total liabilities and equity	$7,603,206	$10,776,338	$18,394,556	$(14,746,319)	$22,027,781

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$165,070	$2,732,014	$—	$2,897,084
Rooms	—	115,620	271,247	—	386,867
Food and beverage	—	39,497	146,324	—	185,821
Mall	—	—	150,728	—	150,728
Convention, retail and other	—	73,387	100,834	(45,763)	128,458
	—	393,574	3,401,147	(45,763)	3,748,958
Less — promotional allowances	(255)	(23,207)	(191,770)	(604)	(215,836)
Net revenues	(255)	370,367	3,209,377	(46,367)	3,533,122
Operating expenses:
Casino	—	78,908	1,556,870	(818)	1,634,960
Rooms	—	35,752	30,549	—	66,301
Food and beverage	—	22,595	74,123	(969)	95,749
Mall	—	—	18,032	—	18,032
Convention, retail and other	—	21,668	55,443	(8,278)	68,833
Provision for doubtful accounts	—	10,936	20,167	—	31,103
General and administrative	—	75,457	266,275	(231)	341,501
Corporate	37,084	798	40,887	(36,065)	42,704
Pre-opening	—	36	(2,450)	—	(2,414)
Development	3,039	—	10	(6)	3,043
Depreciation and amortization	4,951	45,368	200,683	—	251,002
Amortization of leasehold interests in land	—	—	10,086	—	10,086
(Gain) loss on disposal of assets	—	(4)	805	—	801
	45,074	291,514	2,271,480	(46,367)	2,561,701
Operating income (loss)	(45,329)	78,853	937,897	—	971,421
Other income (expense):
Interest income	49	45,699	6,753	(46,892)	5,609
Interest expense, net of amounts capitalized	(1,596)	(27,703)	(84,372)	46,892	(66,779)
Other income (expense)	—	(1,690)	1,785	—	95
Loss on modification or early retirement of debt	—	—	(1,978)	—	(1,978)
Income from equity investments in subsidiaries	708,737	634,464	—	(1,343,201)	—
Income before income taxes	661,861	729,623	860,085	(1,343,201)	908,368
Income tax benefit (expense)	9,844	(46,663)	(11,050)	—	(47,869)
Net income	671,705	682,960	849,035	(1,343,201)	860,499
Net income attributable to noncontrolling interests	—	(536)	(188,258)	—	(188,794)
Net income attributable to Las Vegas Sands Corp.	$671,705	$682,424	$660,777	$(1,343,201)	$671,705

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$168,131	$2,816,407	$—	$2,984,538
Rooms	—	110,934	238,067	—	349,001
Food and beverage	—	40,267	133,993	—	174,260
Mall	—	—	128,068	—	128,068
Convention, retail and other	—	69,798	95,187	(41,726)	123,259
	—	389,130	3,411,722	(41,726)	3,759,126
Less — promotional allowances	(413)	(23,488)	(166,178)	(507)	(190,586)
Net revenues	(413)	365,642	3,245,544	(42,233)	3,568,540
Operating expenses:
Casino	—	80,901	1,587,997	(791)	1,668,107
Rooms	—	39,298	30,216	(3)	69,511
Food and beverage	—	19,455	69,645	(1,080)	88,020
Mall	—	—	17,319	—	17,319
Convention, retail and other	—	21,656	53,932	(6,486)	69,102
Provision for doubtful accounts	—	6,123	49,248	—	55,371
General and administrative	—	126,782	254,309	(226)	380,865
Corporate	34,257	334	37,521	(33,644)	38,468
Pre-opening	—	271	1,507	—	1,778
Development	3,460	—	30	(3)	3,487
Depreciation and amortization	6,989	45,301	196,635	—	248,925
Amortization of leasehold interests in land	—	—	10,022	—	10,022
(Gain) loss on disposal of assets	1,000	(5)	1,744	—	2,739
	45,706	340,116	2,310,125	(42,233)	2,653,714
Operating income (loss)	(46,119)	25,526	935,419	—	914,826
Other income (expense):
Interest income	49	40,047	4,266	(40,543)	3,819
Interest expense, net of amounts capitalized	(885)	(21,590)	(84,985)	40,543	(66,917)
Other income (expense)	(1)	1,153	2,055	—	3,207
Income from equity investments in subsidiaries	669,879	615,539	—	(1,285,418)	—
Income before income taxes	622,923	660,675	856,755	(1,285,418)	854,935
Income tax benefit (expense)	3,821	(24,682)	(24,776)	—	(45,637)
Net income	626,744	635,993	831,979	(1,285,418)	809,298
Net income attributable to noncontrolling interests	—	(768)	(181,786)	—	(182,554)
Net income attributable to Las Vegas Sands Corp.	$626,744	$635,225	$650,193	$(1,285,418)	$626,744

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$379,178	$8,902,781	$—	$9,281,959
Rooms	—	377,849	784,356	—	1,162,205
Food and beverage	—	153,588	429,216	—	582,804
Mall	—	—	378,832	—	378,832
Convention, retail and other	—	237,578	292,815	(138,730)	391,663
	—	1,148,193	10,788,000	(138,730)	11,797,463
Less — promotional allowances	(996)	(65,530)	(561,457)	(1,624)	(629,607)
Net revenues	(996)	1,082,663	10,226,543	(140,354)	11,167,856
Operating expenses:
Casino	—	217,495	4,977,715	(2,401)	5,192,809
Rooms	—	108,277	86,405	—	194,682
Food and beverage	—	75,150	219,678	(3,082)	291,746
Mall	—	—	53,104	—	53,104
Convention, retail and other	—	78,304	179,913	(24,252)	233,965
Provision for doubtful accounts	—	26,820	115,870	—	142,690
General and administrative	—	236,831	769,409	(708)	1,005,532
Corporate	124,220	1,736	122,443	(109,895)	138,504
Pre-opening	—	133	17,895	(1)	18,027
Development	8,861	—	106	(15)	8,952
Depreciation and amortization	19,566	136,995	619,504	—	776,065
Amortization of leasehold interests in land	—	—	30,152	—	30,152
(Gain) loss on disposal of assets	—	6,751	(1,829)	—	4,922
	152,647	888,492	7,190,365	(140,354)	8,091,150
Operating income (loss)	(153,643)	194,171	3,036,178	—	3,076,706
Other income (expense):
Interest income	123	130,747	20,566	(134,327)	17,109
Interest expense, net of amounts capitalized	(4,736)	(84,987)	(252,099)	134,327	(207,495)
Other expense	—	(1,447)	(921)	—	(2,368)
Loss on modification or early retirement of debt	—	—	(19,942)	—	(19,942)
Income from equity investments in subsidiaries	2,183,199	1,950,227	—	(4,133,426)	—
Income before income taxes	2,024,943	2,188,711	2,783,782	(4,133,426)	2,864,010
Income tax benefit (expense)	94,381	(100,749)	(147,571)	—	(153,939)
Net income	2,119,324	2,087,962	2,636,211	(4,133,426)	2,710,071
Net income attributable to noncontrolling interests	—	(1,612)	(589,135)	—	(590,747)
Net income attributable to Las Vegas Sands Corp.	$2,119,324	$2,086,350	$2,047,076	$(4,133,426)	$2,119,324

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$433,095	$7,961,626	$—	$8,394,721
Rooms	—	352,615	646,031	—	998,646
Food and beverage	—	146,611	387,750	—	534,361
Mall	—	—	321,522	—	321,522
Convention, retail and other	—	233,063	268,880	(129,573)	372,370
	—	1,165,384	9,585,809	(129,573)	10,621,620
Less — promotional allowances	(1,027)	(66,228)	(438,791)	(1,374)	(507,420)
Net revenues	(1,027)	1,099,156	9,147,018	(130,947)	10,114,200
Operating expenses:
Casino	—	231,948	4,484,376	(2,217)	4,714,107
Rooms	—	117,329	86,560	(3)	203,886
Food and beverage	—	67,369	209,895	(3,219)	274,045
Mall	—	—	52,724	—	52,724
Convention, retail and other	—	76,723	169,579	(18,257)	228,045
Provision for doubtful accounts	—	25,449	156,659	—	182,108
General and administrative	—	265,942	713,825	(619)	979,148
Corporate	122,181	584	125,075	(106,619)	141,221
Pre-opening	—	386	9,260	—	9,646
Development	14,428	—	425	(13)	14,840
Depreciation and amortization	19,466	137,301	595,763	—	752,530
Amortization of leasehold interests in land	—	—	30,297	—	30,297
Loss on disposal of assets	1,000	1,109	7,324	—	9,433
	157,075	924,140	6,641,762	(130,947)	7,592,030
Operating income (loss)	(158,102)	175,016	2,505,256	—	2,522,170
Other income (expense):
Interest income	1,144	132,375	12,550	(135,221)	10,848
Interest expense, net of amounts capitalized	(3,755)	(66,140)	(269,451)	135,221	(204,125)
Other income (expense)	31	(1,312)	6,273	—	4,992
Income from equity investments in subsidiaries	1,842,779	1,599,266	—	(3,442,045)	—
Income before income taxes	1,682,097	1,839,205	2,254,628	(3,442,045)	2,333,885
Income tax benefit (expense)	46,361	(97,934)	(97,367)	—	(148,940)
Net income	1,728,458	1,741,271	2,157,261	(3,442,045)	2,184,945
Net income attributable to noncontrolling interests	—	(1,853)	(454,634)	—	(456,487)
Net income attributable to Las Vegas Sands Corp.	$1,728,458	$1,739,418	$1,702,627	$(3,442,045)	$1,728,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$671,705	$682,960	$849,035	$(1,343,201)	$860,499
Currency translation adjustment, before and after tax	(49,299)	(42,807)	(52,349)	92,106	(52,349)
Total comprehensive income	622,406	640,153	796,686	(1,251,095)	808,150
Comprehensive income attributable to noncontrolling interests	—	(536)	(185,208)	—	(185,744)
Comprehensive income attributable to Las Vegas Sands Corp.	$622,406	$639,617	$611,478	$(1,251,095)	$622,406

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$626,744	$635,993	$831,979	$(1,285,418)	$809,298
Currency translation adjustment, before and after tax	19,105	16,468	19,865	(35,573)	19,865
Total comprehensive income	645,849	652,461	851,844	(1,320,991)	829,163
Comprehensive income attributable to noncontrolling interests	—	(768)	(182,546)	—	(183,314)
Comprehensive income attributable to Las Vegas Sands Corp.	$645,849	$651,693	$669,298	$(1,320,991)	$645,849

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$2,119,324	$2,087,962	$2,636,211	$(4,133,426)	$2,710,071
Currency translation adjustment, before and after tax	(15,761)	(14,249)	(18,151)	30,010	(18,151)
Total comprehensive income	2,103,563	2,073,713	2,618,060	(4,103,416)	2,691,920
Comprehensive income attributable to noncontrolling interests	—	(1,612)	(586,745)	—	(588,357)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,103,563	$2,072,101	$2,031,315	$(4,103,416)	$2,103,563

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,728,458	$1,741,271	$2,157,261	$(3,442,045)	$2,184,945
Currency translation adjustment, before and after tax	(68,866)	(58,573)	(69,672)	127,439	(69,672)
Total comprehensive income	1,659,592	1,682,698	2,087,589	(3,314,606)	2,115,273
Comprehensive income attributable to noncontrolling interests	—	(1,853)	(453,828)	—	(455,681)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,659,592	$1,680,845	$1,633,761	$(3,314,606)	$1,659,592

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$2,714,186	$2,593,710	$3,481,769	$(5,172,169)	$3,617,496
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	313	—	313
Capital expenditures	(23,824)	(78,763)	(690,527)	—	(793,114)
Proceeds from disposal of property and equipment	—	667	913	—	1,580
Dividends received from non-restricted subsidiaries	—	1,238,236	—	(1,238,236)	—
Repayments of receivable from non-restricted subsidiaries	—	1,615	—	(1,615)	—
Capital contributions to subsidiaries	—	(1,171,006)	—	1,171,006	—
Net cash used in investing activities	(23,824)	(9,251)	(689,301)	(68,845)	(791,221)
Cash flows from financing activities:
Proceeds from exercise of stock options	40,837	—	7,606	—	48,443
Repurchase of common stock	(1,439,231)	—	—	—	(1,439,231)
Dividends paid	(1,209,808)	—	(776,570)	—	(1,986,378)
Distributions to noncontrolling interests	—	(1,612)	(5,553)	—	(7,165)
Dividends paid to Las Vegas Sands Corp.	—	(2,771,500)	(88,131)	2,859,631	—
Dividends paid to Restricted Subsidiaries	—	—	(3,550,774)	3,550,774	—
Capital contributions received	—	—	1,171,006	(1,171,006)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,615)	1,615	—
Proceeds from 2013 U.S. credit facility	—	1,428,000	—	—	1,428,000
Proceeds from 2011 VML credit facility	—	—	819,725	—	819,725
Repayments on 2013 U.S. credit facility	—	(1,224,875)	—	—	(1,224,875)
Repayments on 2011 VML credit facility	—	—	(819,680)	—	(819,680)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease and other long-term debt	—	(1,797)	(2,760)	—	(4,557)
Payments of deferred financing costs	—	—	(88,167)	—	(88,167)
Net cash used in financing activities	(2,610,968)	(2,571,784)	(3,334,913)	5,241,014	(3,276,651)
Effect of exchange rate on cash	—	—	(2,929)	—	(2,929)
Increase (decrease) in cash and cash equivalents	79,394	12,675	(545,374)	—	(453,305)
Cash and cash equivalents at beginning of period	50,180	315,489	3,234,745	—	3,600,414
Cash and cash equivalents at end of period	$129,574	$328,164	$2,689,371	$—	$3,147,109

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$1,437,786	$1,578,531	$2,994,133	$(2,849,667)	$3,160,783
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(877)	—	(877)
Capital expenditures	(25,425)	(39,548)	(534,509)	—	(599,482)
Proceeds from disposal of property and equipment	—	121	592	—	713
Acquisition of intangible assets	—	—	(45,857)	—	(45,857)
Dividends received from non-restricted subsidiaries	—	1,115,116	—	(1,115,116)	—
Repayments of receivable from LVSC	—	—	237,161	(237,161)	—
Repayments of receivable from non-restricted subsidiaries	—	1,155	—	(1,155)	—
Capital contributions to subsidiaries	(33)	(1,054,416)	—	1,054,449	—
Net cash generated from (used in) investing activities	(25,458)	22,428	(343,490)	(298,983)	(645,503)
Cash flows from financing activities:
Proceeds from exercise of stock options	28,686	—	17,747	—	46,433
Excess tax benefit from stock option exercises	2,394	—	—	—	2,394
Repurchase of common stock	(211,241)	—	—	—	(211,241)
Dividends paid	(866,001)	—	(411,359)	—	(1,277,360)
Distributions to noncontrolling interests	—	(1,853)	(5,955)	—	(7,808)
Dividends paid to Las Vegas Sands Corp.	—	(1,460,929)	(65,765)	1,526,694	—
Dividends paid to Restricted Subsidiaries	—	—	(2,438,089)	2,438,089	—
Capital contributions received	—	—	1,054,449	(1,054,449)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,155)	1,155	—
Repayments on borrowings from non-restricted subsidiaries	(237,161)	—	—	237,161	—
Proceeds from senior secured credit facility	—	250,000	—	—	250,000
Proceeds from 2012 Singapore credit facility	—	—	104,357	—	104,357
Repayments on 2012 Singapore credit facility	—	—	(430,504)	—	(430,504)
Repayments on senior secured credit facility	—	(282,424)	—	—	(282,424)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease and other long-term debt	—	(1,762)	(2,721)	—	(4,483)
Net cash used in financing activities	(1,286,089)	(1,496,968)	(2,178,995)	3,148,650	(1,813,402)
Effect of exchange rate on cash	—	—	(5,524)	—	(5,524)
Increase in cash and cash equivalents	126,239	103,991	466,124	—	696,354
Cash and cash equivalents at beginning of period	7,962	182,402	2,322,402	—	2,512,766
Cash and cash equivalents at end of period	$134,201	$286,393	$2,788,526	$—	$3,209,120

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
We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao (consisting of parcels referred to as 1, 2, 3 and 5 and 6). The Venetian Macao (located on parcel 1) includes a 39-floor luxury hotel with over 2,900 suites; approximately 370,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 923,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 85.7% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2014 and 2013, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.
We own the Sands Cotai Central (located on parcels 5 and 6), an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, we opened the first hotel tower on parcel 5, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. We also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by us. In September 2012, we opened the first hotel tower on parcel 6, consisting of approximately 1,800 rooms and suites under the Sheraton brand, and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by us. In January 2013, the second hotel tower on parcel 6 opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. We have begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower, located on parcel 5, under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $650 million. Upon completion of the project, the integrated resort will feature more than 350,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in early 2015). As of September 30,

2014, we have capitalized costs of $4.35 billion for the entire project, including the land premium (net of amortization) and $68.2 million in outstanding construction payables. Approximately 84.8% and 86.1% of the gross revenue at Sands Cotai Central for the nine months ended September 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.
We own the Four Seasons Macao (located on parcel 2), which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites under the Four Seasons brand and features 19 Paiza mansions; approximately 110,000 square feet of gaming space; retail space of approximately 260,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 83.8% and 85.8% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 240,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 94.1% and 94.2% of the gross revenue at the Sands Macao for the nine months ended September 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Singapore
We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 75.0% and 75.9% of the gross revenue at the Marina Bay Sands for the nine months ended September 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
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
Approximately 68.0% and 63.9% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2014 and 2013, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.3% and 88.5% of the gross revenue at Sands Bethlehem for the nine months ended September 30, 2014 and 2013, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
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
There were no newly identified significant accounting estimates during the nine months ended September 30, 2014, nor were there any material changes to the critical accounting policies and estimates discussed in our 2013 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
	(Dollars in thousands)
Net revenues	$3,533,122	$3,568,540	(1.0)%	$11,167,856	$10,114,200	10.4%
Operating expenses	2,561,701	2,653,714	(3.5)%	8,091,150	7,592,030	6.6%
Operating income	971,421	914,826	6.2%	3,076,706	2,522,170	22.0%
Income before income taxes	908,368	854,935	6.2%	2,864,010	2,333,885	22.7%
Net income	860,499	809,298	6.3%	2,710,071	2,184,945	24.0%
Net income attributable to Las Vegas Sands Corp.	671,705	626,744	7.2%	2,119,324	1,728,458	22.6%

	Percent of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses	72.5%	74.4%	72.5%	75.1%
Operating income	27.5%	25.6%	27.5%	24.9%
Income before income taxes	25.7%	24.0%	25.6%	23.1%
Net income	24.4%	22.7%	24.3%	21.6%
Net income attributable to Las Vegas Sands Corp.	19.0%	17.6%	19.0%	17.1%
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 25.4%, 22.4%, 24.5%, 18.2% and 24.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.0%, 3.6%, 5.1%, 3.7% and 5.0% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 23.0% and 31.4%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2014.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 22% to 30% for Baccarat and 14% to 18% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 16.5%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.4% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 71.9% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2014, was conducted on a credit basis, while our table games play at Sands Bethlehem was primarily conducted on a cash basis.

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
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$2,897,084	$2,984,538	(2.9)%
Rooms	386,867	349,001	10.8%
Food and beverage	185,821	174,260	6.6%
Mall	150,728	128,068	17.7%
Convention, retail and other	128,458	123,259	4.2%
	3,748,958	3,759,126	(0.3)%
Less — promotional allowances	(215,836)	(190,586)	(13.2)%
Total net revenues	$3,533,122	$3,568,540	(1.0)%
Consolidated net revenues were $3.53 billion for the three months ended September 30, 2014, a decrease of $35.4 million compared to $3.57 billion for the three months ended September 30, 2013. The decrease in net revenues was driven by a $38.7 million decrease at Marina Bay Sands, primarily due to decreased casino revenues.

Casino revenues decreased $87.5 million compared to the three months ended September 30, 2013. The decrease is primarily attributable to decreases of $54.5 million at Marina Bay Sands and $34.2 million at our Macao operating properties, driven by decreases in Rolling Chip volume as demand has decreased in the VIP market. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$817,850	$824,956	(0.9)%
Non-Rolling Chip drop	$2,208,079	$2,005,109	10.1%
Non-Rolling Chip win percentage	24.7%	23.9%	0.8 pts
Rolling Chip volume	$10,127,568	$14,152,346	(28.4)%
Rolling Chip win percentage	3.13%	3.03%	0.10 pts
Slot handle	$1,440,921	$1,144,392	25.9%
Slot hold percentage	4.6%	5.7%	(1.1) pts
Sands Cotai Central
Total casino revenues	$727,284	$660,898	10.0%
Non-Rolling Chip drop	$1,891,161	$1,429,345	32.3%
Non-Rolling Chip win percentage	22.4%	23.4%	(1.0) pts
Rolling Chip volume	$10,567,167	$15,550,073	(32.0)%
Rolling Chip win percentage	3.48%	2.71%	0.77 pts
Slot handle	$2,025,051	$1,459,744	38.7%
Slot hold percentage	3.4%	4.1%	(0.7) pts
Four Seasons Macao
Total casino revenues	$221,425	$290,637	(23.8)%
Non-Rolling Chip drop	$320,416	$272,266	17.7%
Non-Rolling Chip win percentage	25.2%	28.3%	(3.1) pts
Rolling Chip volume	$6,236,875	$10,451,747	(40.3)%
Rolling Chip win percentage	3.45%	2.88%	0.57 pts
Slot handle	$214,559	$263,350	(18.5)%
Slot hold percentage	4.6%	5.6%	(1.0) pts
Sands Macao
Total casino revenues	$273,647	$297,930	(8.2)%
Non-Rolling Chip drop	$884,648	$877,375	0.8%
Non-Rolling Chip win percentage	19.1%	19.6%	(0.5) pts
Rolling Chip volume	$4,318,491	$5,232,928	(17.5)%
Rolling Chip win percentage	2.76%	2.94%	(0.18) pts
Slot handle	$833,400	$660,258	26.2%
Slot hold percentage	3.6%	3.9%	(0.3) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$573,521	$628,053	(8.7)%
Non-Rolling Chip drop	$1,137,411	$1,156,271	(1.6)%
Non-Rolling Chip win percentage	25.6%	23.6%	2.0 pts
Rolling Chip volume	$9,121,848	$13,785,351	(33.8)%
Rolling Chip win percentage	2.64%	2.85%	(0.21) pts
Slot handle	$3,126,527	$2,763,660	13.1%
Slot hold percentage	4.9%	5.1%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$165,069	$168,132	(1.8)%
Table games drop	$632,924	$544,330	16.3%
Table games win percentage	24.1%	28.7%	(4.6) pts
Slot handle	$573,108	$511,441	12.1%
Slot hold percentage	8.3%	8.7%	(0.4) pts
Sands Bethlehem
Total casino revenues	$118,288	$113,932	3.8%
Table games drop	$274,565	$261,618	4.9%
Table games win percentage	16.2%	15.0%	1.2 pts
Slot handle	$1,038,026	$1,045,129	(0.7)%
Slot hold percentage	6.9%	6.9%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $37.9 million compared to the three months ended September 30, 2013. The increase is primarily due to a $15.9 million increase at Sands Cotai Central, driven by increases in occupancy and average daily room rates. There were also increases of $8.3 million at The Venetian Macao and Marina Bay Sands, which were driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2014	2013	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$66,634	$58,328	14.2%
Occupancy rate	93.3%	91.8%	1.5 pts
Average daily room rate	$269	$242	11.2%
Revenue per available room	$251	$222	13.1%
Sands Cotai Central
Total room revenues	$81,780	$65,916	24.1%
Occupancy rate	89.5%	84.8%	4.7 pts
Average daily room rate	$176	$152	15.8%
Revenue per available room	$157	$129	21.7%
Four Seasons Macao
Total room revenues	$11,943	$11,094	7.7%
Occupancy rate	88.3%	88.2%	0.1 pts
Average daily room rate	$391	$363	7.7%
Revenue per available room	$345	$321	7.5%
Sands Macao
Total room revenues	$5,657	$6,205	(8.8)%
Occupancy rate	99.4%	96.9%	2.5 pts
Average daily room rate	$219	$243	(9.9)%
Revenue per available room	$218	$236	(7.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$101,640	$93,324	8.9%
Occupancy rate	99.4%	99.8%	(0.4) pts
Average daily room rate	$468	$401	16.7%
Revenue per available room	$465	$400	16.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$115,619	$110,934	4.2%
Occupancy rate	91.9%	87.6%	4.3 pts
Average daily room rate	$204	$196	4.1%
Revenue per available room	$187	$171	9.4%
Sands Bethlehem
Total room revenues	$3,594	$3,200	12.3%
Occupancy rate	89.4%	82.1%	7.3 pts
Average daily room rate	$145	$141	2.8%
Revenue per available room	$130	$115	13.0%

Food and beverage revenues increased $11.6 million compared to the three months ended September 30, 2013. The increase was primarily due to an $8.9 million increase at our Macao operating properties, driven an increase in property visitation.
Mall revenues increased $22.7 million compared to the three months ended September 30, 2013. The increase was primarily due to a $15.6 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2014	2013	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$50,811	$45,377	12.0%
Mall gross leasable area (in square feet)	756,261	756,271	—
Occupancy	95.6%	94.2%	1.4 pts
Base rent per square foot	$199	$167	19.2%
Tenant sales per square foot	$1,579	$1,473	7.2%
Shoppes at Cotai Central(1)
Total mall revenues	$17,619	$11,452	53.9%
Mall gross leasable area (in square feet)	329,228	210,143	56.7%
Occupancy	97.9%	100.0%	(2.1) pts
Base rent per square foot	$134	$120	11.7%
Tenant sales per square foot	$1,472	$—	—
Shoppes at Four Seasons
Total mall revenues	$36,272	$32,245	12.5%
Mall gross leasable area (in square feet)	258,254	241,416	7.0%
Occupancy	97.9%	90.7%	7.2 pts
Base rent per square foot	$419	$336	24.7%
Tenant sales per square foot	$5,810	$4,769	21.8%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$44,822	$38,021	17.9%
Mall gross leasable area (in square feet)	648,618	641,442	1.1%
Occupancy	91.7%	88.7%	3.0 pts
Base rent per square foot	$227	$195	16.4%
Tenant sales per square foot	$1,423	$1,556	(8.5)%
U.S. Operations:
The Outlets at Sands Bethlehem(2)
Total mall revenues	$1,204	$973	23.7%
Mall gross leasable area (in square feet)	151,029	134,907	12.0%
Occupancy	94.3%	87.6%	6.7 pts
Base rent per square foot	$22	$24	(8.3)%
Tenant sales per square foot	$359	$—	—
__________________________

(1)
The first, second and third phases of the Shoppes at Cotai Central opened in April and September 2012, and June 2014, respectively. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)
Tenant sales per square foot for the three months ended September 30, 2013, is excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$1,634,960	$1,668,107	(2.0)%
Rooms	66,301	69,511	(4.6)%
Food and beverage	95,749	88,020	8.8%
Mall	18,032	17,319	4.1%
Convention, retail and other	68,833	69,102	(0.4)%
Provision for doubtful accounts	31,103	55,371	(43.8)%
General and administrative	341,501	380,865	(10.3)%
Corporate	42,704	38,468	11.0%
Pre-opening	(2,414)	1,778	N.M.
Development	3,043	3,487	(12.7)%
Depreciation and amortization	251,002	248,925	0.8%
Amortization of leasehold interests in land	10,086	10,022	0.6%
Loss on disposal of assets	801	2,739	(70.8)%
Total operating expenses	$2,561,701	$2,653,714	(3.5)%
______________
N.M. - Not meaningful

Operating expenses were $2.56 billion for the three months ended September 30, 2014, a decrease of $92.0 million compared to $2.65 billion for the three months ended September 30, 2013. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses at our Las Vegas Operating Properties and a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $33.1 million compared to the three months ended September 30, 2013. Of the decrease, $46.4 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties, partially offset by an increase of $26.0 million in additional casino expenses at our Macao operating properties.
The provision for doubtful accounts was $31.1 million for the three months ended September 30, 2014, compared to $55.4 million for the three months ended September 30, 2013. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $39.4 million compared to the three months ended September 30, 2013. The decrease was primarily due to a $47.4 million legal settlement charge incurred in August 2013 at our Las Vegas Operating Properties (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies — Litigation”).
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2014, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

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

	Three Months Ended September 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$352,735	$357,197	(1.2)%
Sands Cotai Central	267,031	224,272	19.1%
Four Seasons Macao	101,184	112,922	(10.4)%
Sands Macao	88,099	89,947	(2.1)%
Other Asia	3,130	1,177	165.9%
	812,179	785,515	3.4%
Marina Bay Sands	351,687	373,612	(5.9)%
United States:
Las Vegas Operating Properties	90,183	87,135	3.5%
Sands Bethlehem	29,846	29,553	1.0%
	120,029	116,688	2.9%
Total adjusted property EBITDA	$1,283,895	$1,275,815	0.6%

Adjusted property EBITDA at our Macao operations decreased $26.7 million compared to the three months ended September 30, 2013. As previously described, the decrease was primarily due to a $34.2 million decrease in casino revenues at our Macao operating properties, driven by a decrease in Rolling Chip volume. Additionally, the new bonus program for non-management employees in Macao initiated during the three months ended June 30, 2014, resulted in a $12.0 million expense being recorded during the three months ended September 30, 2014.
Adjusted property EBITDA at Marina Bay Sands decreased $21.9 million compared to the three months ended September 30, 2013. As previously described, the decrease was primarily due to a $38.7 million decrease in net revenues, driven by a decrease in casino revenues primarily due to a decrease in Rolling Chip volume.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $3.0 million compared to the three months ended September 30, 2013. The increase was primarily due to a $3.1 million increase in net revenues (excluding intersegment royalty revenue), driven by an increase in rooms revenue.
Adjusted property EBITDA at Sands Bethlehem remained relatively unchanged compared to the three months ended September 30, 2013.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$65,917	$64,048
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,798	3,793
Less — capitalized interest	(2,936)	(924)
Interest expense, net	$66,779	$66,917
Cash paid for interest	$53,500	$59,880
Weighted average total debt balance	$9,814,146	$9,492,227
Weighted average interest rate	2.7%	2.7%

Interest cost increased $1.9 million compared to the three months ended September 30, 2013, due to a slight increase in our weighted average debt balance. Capitalized interest increased $2.0 million compared to the three months ended September 30, 2013, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $0.1 million for the three months ended September 30, 2014, compared to $3.2 million for the three months ended September 30, 2013. The amounts in both periods were primarily due to foreign exchange gains.
The loss on modification or early retirement of debt of $2.0 million for the three months ended September 30, 2014, was related to the modification of our 2012 Singapore Credit Facility in August 2014 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2012 Singapore Credit Facility”).
Our effective income tax rate was 5.3% for the three months ended September 30, 2014 and 2013. The effective income tax rate reflects a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $188.8 million for the three months ended September 30, 2014, compared to $182.6 million for the three months ended September 30, 2013. These amounts are primarily related to the noncontrolling interest of SCL.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$9,281,959	$8,394,721	10.6%
Rooms	1,162,205	998,646	16.4%
Food and beverage	582,804	534,361	9.1%
Mall	378,832	321,522	17.8%
Convention, retail and other	391,663	372,370	5.2%
	11,797,463	10,621,620	11.1%
Less — promotional allowances	(629,607)	(507,420)	(24.1)%
Total net revenues	$11,167,856	$10,114,200	10.4%
Consolidated net revenues were $11.17 billion for the nine months ended September 30, 2014, an increase of $1.05 billion compared to $10.11 billion for the nine months ended September 30, 2013. The increase in net revenues was driven by a $1.01 billion increase at our Macao operating properties, primarily due to increased casino revenues.

Casino revenues increased $887.2 million compared to the nine months ended September 30, 2013. The increase is primarily due to a $901.7 million increase at our Macao operating properties, which were driven by increases in Non-Rolling Chip drop, partially offset by decreases in Rolling Chip volume as demand has decreased in the VIP market. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,821,078	$2,404,046	17.3%
Non-Rolling Chip drop	$6,853,227	$4,932,826	38.9%
Non-Rolling Chip win percentage	25.5%	27.5%	(2.0) pts
Rolling Chip volume	$37,772,723	$37,661,230	0.3%
Rolling Chip win percentage	3.38%	3.32%	0.06 pts
Slot handle	$4,239,171	$3,485,599	21.6%
Slot hold percentage	4.9%	5.6%	(0.7) pts
Sands Cotai Central
Total casino revenues	$2,190,377	$1,725,210	27.0%
Non-Rolling Chip drop	$5,573,482	$3,692,883	50.9%
Non-Rolling Chip win percentage	22.3%	22.4%	(0.1) pts
Rolling Chip volume	$38,476,839	$43,507,873	(11.6)%
Rolling Chip win percentage	3.05%	2.71%	0.34 pts
Slot handle	$5,813,197	$3,937,837	47.6%
Slot hold percentage	3.5%	4.0%	(0.5) pts
Four Seasons Macao
Total casino revenues	$759,304	$739,225	2.7%
Non-Rolling Chip drop	$1,039,009	$568,846	82.7%
Non-Rolling Chip win percentage	25.1%	30.3%	(5.2) pts
Rolling Chip volume	$21,078,466	$29,876,157	(29.4)%
Rolling Chip win percentage	3.43%	2.68%	0.75 pts
Slot handle	$674,754	$629,757	7.1%
Slot hold percentage	5.0%	5.6%	(0.6) pts
Sands Macao
Total casino revenues	$887,226	$887,796	(0.1)%
Non-Rolling Chip drop	$3,057,842	$2,463,465	24.1%
Non-Rolling Chip win percentage	18.1%	20.3%	(2.2) pts
Rolling Chip volume	$14,350,550	$17,430,087	(17.7)%
Rolling Chip win percentage	2.84%	2.76%	0.08 pts
Slot handle	$2,469,042	$2,003,935	23.2%
Slot hold percentage	3.7%	3.9%	(0.2) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,900,401	$1,858,579	2.3%
Non-Rolling Chip drop	$3,401,023	$3,514,567	(3.2)%
Non-Rolling Chip win percentage	24.6%	23.4%	1.2 pts
Rolling Chip volume	$32,509,839	$46,364,282	(29.9)%
Rolling Chip win percentage	3.21%	2.62%	0.59 pts
Slot handle	$9,243,219	$8,293,454	11.5%
Slot hold percentage	4.9%	5.1%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$379,177	$433,096	(12.4)%
Table games drop	$1,591,423	$1,602,052	(0.7)%
Table games win percentage	20.2%	23.9%	(3.7) pts
Slot handle	$1,529,893	$1,481,976	3.2%
Slot hold percentage	8.4%	8.8%	(0.4) pts
Sands Bethlehem
Total casino revenues	$344,396	$346,769	(0.7)%
Table games drop	$782,766	$765,165	2.3%
Table games win percentage	16.1%	15.6%	0.5 pts
Slot handle	$3,004,831	$3,134,161	(4.1)%
Slot hold percentage	7.0%	7.0%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $163.6 million compared to the nine months ended September 30, 2013. The increase is primarily due to a $74.4 million increase at Sands Cotai Central, driven by increases in occupancy and average daily room rates. There were also increases of $29.4 million, $27.4 million and $25.2 million at The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, which were driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2014	2013	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$193,186	$163,829	17.9%
Occupancy rate	92.2%	90.3%	1.9 pts
Average daily room rate	$266	$234	13.7%
Revenue per available room	$246	$211	16.6%
Sands Cotai Central
Total room revenues	$234,470	$160,117	46.4%
Occupancy rate	87.7%	74.6%	13.1 pts
Average daily room rate	$174	$149	16.8%
Revenue per available room	$153	$111	37.8%
Four Seasons Macao
Total room revenues	$36,614	$30,975	18.2%
Occupancy rate	87.1%	83.4%	3.7 pts
Average daily room rate	$410	$362	13.3%
Revenue per available room	$357	$302	18.2%
Sands Macao
Total room revenues	$18,457	$18,179	1.5%
Occupancy rate	98.2%	95.6%	2.6 pts
Average daily room rate	$242	$244	(0.8)%
Revenue per available room	$238	$233	2.1%
Singapore Operations:
Marina Bay Sands
Total room revenues	$291,847	$264,442	10.4%
Occupancy rate	99.3%	99.2%	0.1 pts
Average daily room rate	$435	$386	12.7%
Revenue per available room	$431	$383	12.5%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$377,849	$352,615	7.2%
Occupancy rate	90.3%	89.8%	0.5 pts
Average daily room rate	$222	$204	8.8%
Revenue per available room	$201	$183	9.8%
Sands Bethlehem
Total room revenues	$9,782	$8,489	15.2%
Occupancy rate	81.9%	73.4%	8.5 pts
Average daily room rate	$145	$141	2.8%
Revenue per available room	$119	$103	15.5%

Food and beverage revenues increased $48.4 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $39.5 million increase at our Macao operating properties, due to an increase in property visitation.
Mall revenues increased $57.3 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $43.9 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2014	2013	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$130,943	$112,647	16.2%
Mall gross leasable area (in square feet)	756,261	756,271	—
Occupancy	95.6%	94.2%	1.4 pts
Base rent per square foot	$199	$167	19.2%
Tenant sales per square foot	$1,579	$1,473	7.2%
Shoppes at Cotai Central(2)
Total mall revenues	$37,515	$28,076	33.6%
Mall gross leasable area (in square feet)	329,228	210,143	56.7%
Occupancy	97.9%	100.0%	(2.1) pts
Base rent per square foot	$134	$120	11.7%
Tenant sales per square foot	$1,472	$—	—
Shoppes at Four Seasons
Total mall revenues	$84,113	$67,971	23.7%
Mall gross leasable area (in square feet)	258,254	241,416	7.0%
Occupancy	97.9%	90.7%	7.2 pts
Base rent per square foot	$419	$336	24.7%
Tenant sales per square foot	$5,810	$4,769	21.8%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$123,602	$110,569	11.8%
Mall gross leasable area (in square feet)	648,618	641,442	1.1%
Occupancy	91.7%	88.7%	3.0 pts
Base rent per square foot	$227	$195	16.4%
Tenant sales per square foot	$1,423	$1,556	(8.5)%
U.S. Operations:
The Outlets at Sands Bethlehem(3)
Total mall revenues	$2,659	$2,259	17.7%
Mall gross leasable area (in square feet)	151,029	134,907	12.0%
Occupancy	94.3%	87.6%	6.7 pts
Base rent per square foot	$22	$24	(8.3)%
Tenant sales per square foot	$359	$—	—
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2014 and 2013, they are identical to the summary presented herein for the three months ended September 30, 2014 and 2013, respectively.

(2)
The first, second and third phases of the Shoppes at Cotai Central opened in April and September 2012, and June 2014, respectively. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(3)
Tenant sales per square foot for the nine months ended September 30, 2013, is excluded from the table as certain co-tenancy requirements were not met during 2012 as the mall was only partially occupied.

Operating Expenses
The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$5,192,809	$4,714,107	10.2%
Rooms	194,682	203,886	(4.5)%
Food and beverage	291,746	274,045	6.5%
Mall	53,104	52,724	0.7%
Convention, retail and other	233,965	228,045	2.6%
Provision for doubtful accounts	142,690	182,108	(21.6)%
General and administrative	1,005,532	979,148	2.7%
Corporate	138,504	141,221	(1.9)%
Pre-opening	18,027	9,646	86.9%
Development	8,952	14,840	(39.7)%
Depreciation and amortization	776,065	752,530	3.1%
Amortization of leasehold interests in land	30,152	30,297	(0.5)%
Loss on disposal of assets	4,922	9,433	(47.8)%
Total operating expenses	$8,091,150	$7,592,030	6.6%

Operating expenses were $8.09 billion for the nine months ended September 30, 2014, an increase of $499.1 million compared to $7.59 billion for the nine months ended September 30, 2013. The increase in operating expenses was primarily due to an increase in casino expenses at our Macao operating properties.
Casino expenses increased $478.7 million compared to the nine months ended September 30, 2013. Of the increase, $345.7 million was due to the 39.0% gross win tax on increased casino revenues at our Macao operating properties, as well as $150.1 million in additional casino expenses at our Macao operating properties.
The provision for doubtful accounts was $142.7 million for the nine months ended September 30, 2014, compared to $182.1 million for the nine months ended September 30, 2013. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $26.4 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $45.0 million increase at our Macao operating properties, offset by a $29.2 decrease at our Las Vegas Operating Properties, driven by a $47.4 million legal settlement charge incurred in August 2013 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies — Litigation”).
Pre-opening expenses were $18.0 million for the nine months ended September 30, 2014, compared to $9.6 million for the nine months ended September 30, 2013. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2014, were primarily related to activities at The Parisian Macao. Pre-opening expenses for the nine months ended September 30, 2013, were primarily related to activities at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2014	2013	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,224,876	$1,066,543	14.8%
Sands Cotai Central	781,210	501,940	55.6%
Four Seasons Macao	282,179	228,283	23.6%
Sands Macao	261,856	274,887	(4.7)%
Other Asia	1,248	(4,547)	N.M.
	2,551,369	2,067,106	23.4%
Marina Bay Sands	1,204,626	1,125,742	7.0%
United States:
Las Vegas Operating Properties	235,950	263,532	(10.5)%
Sands Bethlehem	84,292	92,988	(9.4)%
	320,242	356,520	(10.2)%
Total adjusted property EBITDA	$4,076,237	$3,549,368	14.8%
______________
N.M. - Not meaningful

Adjusted property EBITDA at our Macao operations increased $484.3 million compared to the nine months ended September 30, 2013. As previously described, the increase was primarily due to a $1.01 billion increase in net revenues at our Macao operating properties, partially offset by a $345.7 million increase in gross win tax on increased casino revenues, as well as increases in the associated operating expenses. Additionally, the new bonus program for non-management employees in Macao initiated during the three months ended June 30, 2014, resulted in a $41.0 million expense being recorded during the nine months ended September 30, 2014.
Adjusted property EBITDA at Marina Bay Sands increased $78.9 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $67.1 million increase in net revenues, driven by an increase in casino revenues, as well as a $13.9 million decrease in provision for doubtful accounts.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $27.6 million compared to the nine months ended September 30, 2013. The decrease was primarily due to a $19.4 million decrease in net revenues (excluding intersegment royalty revenue), driven by a decrease in casino revenues.
Adjusted property EBITDA at Sands Bethlehem decreased $8.7 million compared to the nine months ended September 30, 2013. The decrease was primarily due to a $2.0 million decrease in net revenues, driven by a decrease in casino revenues, as well as an increase in operating expenses.

Interest Expense
The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$202,287	$196,037
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11,392	11,373
Less — capitalized interest	(6,184)	(3,285)
Interest expense, net	$207,495	$204,125
Cash paid for interest	$167,246	$167,535
Weighted average total debt balance	$10,000,850	$9,789,503
Weighted average interest rate	2.7%	2.7%

Interest cost increased $6.3 million compared to the nine months ended September 30, 2013, due to an increase in our weighted average debt balance. Capitalized interest increased $2.9 million compared to the nine months ended September 30, 2013, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other expense was $2.4 million for the nine months ended September 30, 2014, compared to other income of $5.0 million for the nine months ended September 30, 2013. The amounts in both periods were primarily due to foreign exchange gains and losses.
The loss on modification or early retirement of debt was $19.9 million for the nine months ended September 30, 2014, and was primarily due to an $18.0 million loss related to the modification of our 2011 VML Credit Facility in March 2014 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”).
Our effective income tax rate was 5.4% for the nine months ended September 30, 2014, compared to 6.4% for the nine months ended September 30, 2013. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $590.7 million for the nine months ended September 30, 2014, compared to $456.5 million for the nine months ended September 30, 2013. These amounts are primarily related to the noncontrolling interest of SCL.
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
The following tables summarize the results of our mall operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended September 30, 2014
Mall revenues:
Minimum rents(2)	$32,793	$23,512	$9,696	$31,497	$396	$97,894
Overage rents	11,111	10,772	4,873	4,844	808	32,408
CAM, levies and management fees	6,907	1,988	3,050	8,481	—	20,426
Total mall revenues	50,811	36,272	17,619	44,822	1,204	150,728
Mall operating expenses:
Common area maintenance	4,538	1,599	1,816	6,352	307	14,612
Management fees and other direct operating expenses	1,334	215	356	1,412	103	3,420
Mall operating expenses	5,872	1,814	2,172	7,764	410	18,032
Property taxes	—	—	—	1,778	313	2,091
Provision for (recovery of) doubtful accounts	(68)	47	1	218	—	198
Mall-related expenses(3)	5,804	1,861	2,173	9,760	723	20,321
For the three months ended September 30, 2013
Mall revenues:
Minimum rents(2)	$25,990	$11,571	$5,743	$26,683	$338	$70,325
Overage rents	12,883	18,898	3,759	4,526	635	40,701
CAM, levies and management fees	6,504	1,776	1,950	6,812	—	17,042
Total mall revenues	45,377	32,245	11,452	38,021	973	128,068
Mall operating expenses:
Common area maintenance	4,016	1,498	1,486	5,977	359	13,336
Management fees and other direct operating expenses	1,597	269	319	1,597	201	3,983
Mall operating expenses	5,613	1,767	1,805	7,574	560	17,319
Property taxes	371	—	—	1,755	281	2,407
Provision for (recovery of) doubtful accounts	56	29	29	(2)	—	112
Mall-related expenses(3)	6,040	1,796	1,834	9,327	841	19,838

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the nine months ended September 30, 2014
Mall revenues:
Minimum rents(2)	$95,581	$63,894	$22,005	$90,747	$1,135	$273,362
Overage rents	15,196	14,610	7,526	10,440	1,524	49,296
CAM, levies and management fees	20,166	5,609	7,984	22,415	—	56,174
Total mall revenues	130,943	84,113	37,515	123,602	2,659	378,832
Mall operating expenses:
Common area maintenance	13,242	4,316	4,786	18,624	939	41,907
Management fees and other direct operating expenses	5,144	1,017	1,030	3,624	382	11,197
Mall operating expenses	18,386	5,333	5,816	22,248	1,321	53,104
Property taxes(4)	(1,488)	—	—	5,297	887	4,696
Provision for (recovery of) doubtful accounts	199	159	(20)	990	—	1,328
Mall-related expenses(3)	17,097	5,492	5,796	28,535	2,208	59,128
For the nine months ended September 30, 2013
Mall revenues:
Minimum rents(2)	$74,088	$35,905	$17,264	$77,923	$874	$206,054
Overage rents	20,130	26,719	5,187	9,938	1,385	63,359
CAM, levies and management fees	18,429	5,347	5,625	22,708	—	52,109
Total mall revenues	112,647	67,971	28,076	110,569	2,259	321,522
Mall operating expenses:
Common area maintenance	11,881	4,050	4,197	19,253	956	40,337
Management fees and other direct operating expenses	5,105	1,012	865	4,943	462	12,387
Mall operating expenses	16,986	5,062	5,062	24,196	1,418	52,724
Property taxes	371	—	—	5,355	811	6,537
Provision for (recovery of) doubtful accounts	(363)	184	(93)	(5)	—	(277)
Mall-related expenses(3)	16,994	5,246	4,969	29,546	2,229	58,984
____________________

(1)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

(3)
Mall-related expenses consist of CAM, management fees and other direct operating expenses, property taxes and provision for (recovery of) doubtful accounts, but excludes depreciation and amortization and general and administrative costs.

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. This property tax exemption expired in August 2013 for The Venetian Macao. In May 2014, the Company received an additional six-year property tax exemption for The Venetian Macao. As a result, during the three months ended June 30, 2014, the Company reversed $2.6 million of previously recognized property taxes.

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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. We recommenced certain construction activities upon receiving certain government approvals, after a temporary stoppage from June through August 2014. We are working to accelerate the remaining permit approval process and, as with projects of this nature, will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in part in late 2015. We have capitalized costs of $636.9 million, including the land premium (net of amortization) and $53.6 million in outstanding construction payables, as of September 30, 2014. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of September 30, 2014, we have capitalized an aggregate of $9.53 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should we determine that we are unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, we would expect to apply for another extension from the Macao government. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $636.9 million or $4.35 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of September 30, 2014.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash generated from operating activities	$3,617,496	$3,160,783
Cash flows from investing activities:
Change in restricted cash and cash equivalents	313	(877)
Capital expenditures	(793,114)	(599,482)
Proceeds from disposal of property and equipment	1,580	713
Acquisition of intangible assets	—	(45,857)
Net cash used in investing activities	(791,221)	(645,503)
Cash flows from financing activities:
Proceeds from exercise of stock options	48,443	46,433
Excess tax benefits from stock-based compensation	—	2,394
Repurchase of common stock	(1,439,231)	(211,241)
Dividends paid	(1,986,378)	(1,277,360)
Distributions to noncontrolling interests	(7,165)	(7,808)
Proceeds from long-term debt	2,247,725	354,357
Repayments on long-term debt	(2,051,878)	(720,177)
Payments of deferred financing costs	(88,167)	—
Net cash used in financing activities	(3,276,651)	(1,813,402)
Effect of exchange rate on cash	(2,929)	(5,524)
Increase (decrease) in cash and cash equivalents	$(453,305)	$696,354
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2014, increased $456.7 million compared to the nine months ended September 30, 2013. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2014, totaled $793.1 million, including $628.6 million for construction and development activities in Macao, which consisted primarily of $260.0 million for The Parisian Macao and $232.0 million for Sands Cotai Central; $79.2 million at our Las Vegas Operating Properties; $54.0 million in Singapore; and $31.3 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $3.28 billion for the nine months ended September 30, 2014, which was primarily attributable to $1.99 billion in dividend payments and $1.44 billion in common stock repurchases, partially offset by net proceeds of $220.0 million from our 2013 U.S. Revolving Facility.
As of September 30, 2014, we had $2.0 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.

Capital Financing Overview
Through September 30, 2014, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility, which was amended in December 2013, requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014 (See “Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements —Note 3 — Long-term Debt — 2011 VML Credit Facility"), also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending September 30, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility, which was amended in August 2014 (See “Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2012 Singapore Credit Facility"), requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending September 30, 2014 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of September 30, 2014, our U.S., Macao and Singapore leverage ratios were 0.9x, 0.9x and 2.6x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $3.15 billion and restricted cash and cash equivalents of approximately $6.5 million as of September 30, 2014, of which approximately $2.64 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.64 billion, approximately $1.97 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In March 2014, we amended our 2011 VML Credit Facility, which extended the maturity to March 31, 2020, and provided for revolving loan commitments of $2.0 billion, which is being used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”). In August 2014, we amended our 2012 Singapore Credit Facility, which extended the maturity of the 2012 Singapore Revolving Facility and the 2012 Singapore Term Facility to February 28 and August 28, 2020, respectively (see “Item 1 — Financial Statements — Notes to Condensed

Consolidated Financial Statements — Note 3 — Long-term Debt — 2012 Singapore Credit Facility”). During the nine months ended September 30, 2014, we had net borrowings of $220.0 million under our 2013 U.S. Revolving Facility.
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars (“HKD”) per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which we retained $1.82 billion during the nine months ended September 30, 2014). On March 31, June 30 and September 30, 2014, we paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2014, we recorded $1.21 billion as a distribution against retained earnings (of which $647.5 million related to our Principal Stockholder’s family and the remaining $562.5 million related to all other shareholders). In October 2014, our Board of Directors declared a quarterly dividend of $0.50 per common share (a total estimated to be approximately $401 million) to be paid on December 29, 2014, to shareholders of record on December 18, 2014. We intend to increase the quarterly dividend to $0.65 per common share, beginning in the first quarter of 2015.
In June 2013, our Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expires in June 2015, but was substantially completed as of September 30, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2014, we repurchased 18,565,272 shares of our common stock for $1.43 billion (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury stock.

Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2014, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of the following:

•	amendment of our 2011 VML Credit Facility (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”);

•
amendment of our 2012 Singapore Credit Facility (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2012 Singapore Credit Facility”); and

•	net borrowings of $220.0 million under our 2013 U.S. Revolving Facility (which matures in December 2018 with no interim amortization).
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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2014, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending September 30:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$98.4	$98.4	$271.3	$452.7	$2,366.2	$6,637.8	$9,924.8	$9,755.2
Average interest rate(2)	2.2%	2.2%	1.8%	1.7%	1.7%	2.2%	2.1%
ASSETS
Cap agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of September 30, 2014, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $88.1 million.

(3)
As of September 30, 2014, we had 10 interest rate cap agreements with an aggregate fair value of approximately $26,000 based on quoted market values from the institutions holding the agreements, which mature during the twelve months ending September 30, 2015 and 2016.

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
Foreign currency transaction losses for the nine months ended September 30, 2014, were $2.5 million. We may be vulnerable to changes in the U.S. dollar/pataca exchange rate. Based on balances as of September 30, 2014, an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $13.8 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The

Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2014, and have concluded that they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
July 1, 2014 — July 31, 2014	952,372	$73.50	952,372	$229,767
August 1, 2014 — August 31, 2014	3,175,357	$67.71	3,175,357	$14,767
September 1, 2014 — September 30, 2014	234,465	$62.91	234,465	$17
__________________________

(1)	Calculated excluding commissions.

(2)
On June 5, 2013, the Company’s Board of Directors approved a stock repurchase program, which expires on June 5, 2015, with an initial authorization of $2.0 billion. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires on October 9, 2016. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Amendment and Restatement Agreement dated as of August 29, 2014, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013), among Marina Bay Sands Pte, Ltd., as borrower, various lenders party thereto, DBS Bank Ltd. (“DBS”), Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and  Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS, as agent and security trustee, and DBS, Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited, Malayan Banking Berhad, Singapore Branch, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and CIMB Bank Berhad, Singapore Branch, as mandated lead arrangers (including as Schedule 3 thereto, the Form of Amended and Restated Facility Agreement).

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

LAS VEGAS SANDS CORP.

November 5, 2014	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

November 5, 2014	By:	/s/ Michael A. Quartieri
Michael A. Quartieri Chief Accounting Officer (Principal Financial Officer)