Form 10-K
period 2014-12-31
LAS VEGAS SANDS CORP
filed 2015-02-27
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,447,596,393 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 798,510,417 shares of common stock outstanding as of February 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2015 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

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
In addition, our properties are differentiated by our high-end gaming facilities and significant retail offerings. The Paiza Club located at our properties is an important part of our VIP gaming marketing strategy. Our Paiza Clubs are exclusive invitation-only clubs available to our premium players that feature high-end services and amenities, including luxury accommodations, restaurants, lounges and private gaming salons. We also offer players club loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. With the completion of the remaining phase of Sands Cotai Central, we will own approximately 2.7 million square feet of gross retail space.
Through our 70.1% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of integrated resort properties in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”), Sands Cotai Central, the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels, Inc.) and the Plaza Casino, which we own and operate (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”) and the Sands Macao. We have also commenced construction on The Parisian Macao, our latest integrated resort on Cotai, which is currently anticipated to open in 2016, subject to Macao government approval.
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
We pride ourselves on being an exemplary employer and an upstanding corporate citizen that helps improve the quality of life for our team members and the communities in which we operate. Through our Sands Cares and other avenues, we are an active community partner offering assistance to charitable organizations and other worthy causes.
We are also committed to protecting the environment and to being a global leader in sustainable resort development. Through our Sands ECO360° Global Sustainability program, we develop and implement environmental practices for our existing and future resort developments to protect our natural resources, offer our team members a safe and healthy work environment and enhance the resort experiences of our guests.
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
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our casino properties. In Macao, our operating segments are: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; and Other Asia (comprised primarily of our ferry operations and various other operations that are ancillary to our properties in Macao). In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are: The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. Management also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. See “Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.” Our primary projects under development are The Parisian Macao, the St. Regis tower ( the remaining phase of Sands Cotai Central) and the Four Seasons apart-hotel tower in Macao, and our Las Vegas condominium project (which construction currently is suspended) in the United States. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information.”
Asia Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from Macao’s Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The Venetian Macao includes approximately 376,000 square feet of gaming space with approximately 590 table games and 2,080 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 925,000 square feet of unique retail shopping with more than 330 stores featuring many international brands and home to more than 50 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, a 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.
Sands Cotai Central is located across the street from The Venetian Macao and Four Seasons Macao and is our largest integrated resort on the Cotai Strip. We opened the Conrad and Holiday Inn tower and the first Sheraton tower, in April and September 2012, respectively, and the second Sheraton tower in January 2013. The property includes approximately 370,000 square feet of gaming space with approximately 510 table games and 1,700 slot machines. We have begun construction of the remaining phase of the project, which includes the St. Regis hotel and mixed-use tower. Upon completion, Sands Cotai Central will consist of a 13.7 million-square-foot 6,400-room integrated resort complex featuring rooms, suites and apart-hotel units, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in mid-2015).
The Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 105,000 square feet of gaming space with approximately 140 table games and 150 slot machines at its Plaza Casino. The Four Seasons Macao also has 360 elegantly appointed rooms and suites; several food and beverage offerings; and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 258,000 square feet of retail space and is connected to the Shoppes at Venetian. The Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao’s Gongbei border gate with China and Macao’s central business district. The Sands Macao includes approximately 241,000 square feet of gaming space with approximately 270 table games and 910 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See “— Regulation and Licensing — Macao Concession and Our Subconcession.”
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and several dining options. The integrated resort offers approximately 160,000 square feet of gaming space with approximately 600 table games and 2,500 slot machines; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and two state-of-the-art theaters for top Broadway shows, concerts and gala events.

Asia Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics that are issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gaming revenues were $44.1 billion in 2014, a 2.6% decrease over 2013.
We expect that Macao will continue to experience meaningful long-term growth and the record 31.5 million visitors that Macao welcomed in 2014 will continue to increase. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the upcoming increase in hotel room inventory in Macao and neighboring Hengqin Island. Based on announced plans in Macao, over $22 billion of capital is expected to be invested by concessionaires and subconcessionaires in new resort development projects on Cotai with announced opening dates between 2015 and 2017. This includes our investments in The Parisian Macao and the St. Regis tower at Sands Cotai Central. In total, these new projects will add over 12,000 incremental hotel rooms, along with other non-gaming offerings and gaming capacity. These new resorts should help increase the critical mass on Cotai and further drive Macao’s transformation into a leading business and leisure tourism hub in Asia.
Table games are the dominant form of gaming in Asia, with Baccarat being the most popular game. With the increase in the mass gaming market over the past few years, we have seen a significant increase in slot machine play and expect this business to continue to grow in Macao. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace and believe that our high-quality gaming product has enabled us to capture a meaningful share of the overall Macao gaming market across all player segments.
Proximity to Major Asian Cities
More than 1.0 billion people are estimated to live within a three-hour flight from Macao and more than 3.0 billion people are estimated to live within a five-hour flight from Macao.
Visitors from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macao in a relatively short time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Zhuhai, Shenzhen, Guangzhou or Hong Kong (followed by a road, ferry or helicopter trip to Macao). In addition, numerous air carriers fly directly into Macao International Airport from many major cities in Asia.
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, CotaiJet. Macao is also accessible from Hong Kong by helicopter. In addition, the bridge linking Hong Kong, Macao and Zhuhai is expected to reduce the travel time between Hong Kong and Macao and is expected to be completed sometime between 2017 and 2018.
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
Sociedade de Jogos de Macau S.A. (“SJM”) holds one of the three concessions and currently operates 21 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao. Many of its gaming facilities are relatively small locations that are offered as amenities in hotels; however, some are large operations, including the Hotel Lisboa and The Grand Lisboa. In February 2014, SJM announced the development of Lisboa Palace, a 2,000-room resort on Cotai that is scheduled to open in 2017.
Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds a concession and owns and operates the Wynn Macau and Encore at Wynn Macau, which opened in September 2006 and April 2010, respectively. In May 2012, the Macao government granted a land concession to Wynn Resorts Macau, allowing the casino operator to construct a full scale integrated resort in Cotai. The 1,700-room integrated resort, Wynn Palace, will be located behind the City of Dreams and currently is expected to open in 2016.
In 2006, an affiliate of Publishing and Broadcasting Limited (“PBL”) purchased Wynn Resorts Macau's subconcession right under its gaming concession, which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, the PBL affiliate, Melco Crown Entertainment Limited ("Melco Crown"), opened the Crown Macao, later renamed Altira. In June 2009, Melco Crown opened the City of Dreams, an integrated casino resort located adjacent to our Sands Cotai Central, which includes Crown Towers, Hard Rock and Grand Hyatt hotels. Melco Crown is currently constructing its second casino resort on Cotai, Studio City, which will include 1,600 hotel rooms and is expected to be completed in mid-2015.
Galaxy Casino Company Limited (“Galaxy”) holds the third concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macao government. Galaxy currently operates five casinos in Macao, including StarWorld Hotel, which opened in October 2006, and Galaxy Macau, which is located near The Venetian Macao and opened in May 2011. In April 2012, Galaxy announced the development of a second phase of its Galaxy Macau property in Cotai. The expansion is expected to include an additional 1,350 hotel rooms, as well as additional retail and convention and exhibition facilities. The expansion is expected to be completed in 2015.
MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King, obtained a subconcession from SJM in April 2005, allowing the joint venture to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and is located on the Macao Peninsula adjacent to the Wynn Macau. In October 2012, MGM Grand Paradise Limited received a land concession from the Macao government to develop a casino resort in Cotai. The 1,600-room resort, MGM Cotai, will be located behind Sands Cotai Central and currently is expected to open in the fall of 2016.
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
Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed 15.1 million international visitors in 2014, a 3.1% decrease compared to 2013. Tourism receipts are estimated to have reached 23.5 billion Singapore dollars (“SGD,” approximately $17.8 billion at exchange rates in effect on December 31, 2014) in 2013 (the latest information publicly available at the time filing), a 1.7% increase compared to 2012. The Casino Regulatory Authority (the “CRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
We believe Marina Bay Sands is ideally positioned within Singapore to cater to both business and leisure visitors. The integrated resort is centrally located within a 20-minute drive from Singapore’s Changi International Airport and near the new Marina Bay Cruise Center, a deep-water cruise ship terminal that opened in October 2012, and Bayfront station, a mass rapid transit station. Marina Bay Sands is also located near several entertainment attractions, including the Gardens by the Bay botanical gardens, which opened in June 2012, and the Singapore Sports Hub, a sports complex featuring a new 55,000-seat National Stadium, which opened in June 2014.
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
Proximity to Major Asian Cities
About 100 airlines operate in Singapore, connecting it to over 300 cities in 70 countries. In 2014, 54.1 million passengers passed through Singapore’s Changi Airport, a 0.7% increase as compared to 2013. The estimated population within a 5-hour flight of Singapore is more than 2.0 billion. Based on figures released by the STB, the largest source markets for visitors to Singapore for 2014 were Indonesia and China. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
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
Resorts World Sentosa, which is 100% owned by Genting Singapore and located on Sentosa Island, is primarily a family tourist destination connected to Singapore via a 500-meter long vehicular and pedestrian bridge. Apart from the casino, the resort includes six hotels, a Universal Studios theme park, the Marine Life Park, the Maritime Experiential Museum, aquarium, conventions and exhibitions facilities, restaurants, as well as a Malaysian food street, and retail shops.

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
The Palazzo features modern European ambience and design, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 130 table games and 1,100 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,064 suites and includes a Canyon Ranch SpaClub, a Paiza Club and a world-class theater.
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
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem features approximately 145,000 square feet of gaming space that includes approximately 180 table games and more than 3,000 slot machines; a 300-room hotel tower; a 150,000-square-foot retail facility (“The Outlets at Sands Bethlehem”); an arts and cultural center; and a 50,000-square foot multipurpose event center.
We own 86% of the economic interest in the gaming, hotel and entertainment portion of Sands Bethlehem through our ownership interest in Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”) and more than 35% of the economic interest in the retail portion of Sands Bethlehem through our ownership interest in Sands Bethworks Retail LLC (“Sands Bethworks Retail”).
Las Vegas Market
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, there are large projects in Las Vegas currently suspended or in the development stage and when opened may target the same customers as we do. We also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our financial condition, results of operations or cash flows. Our Las Vegas Operating Properties also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, with hotel/casino and other resort facilities elsewhere in the country and the world, and with internet gaming and state lotteries.
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
The tables below set forth certain information regarding our mall operations as of December 31, 2014. These tables do not reflect subsequent activity in 2015.

Mall Name	Total GLA(1)	Selected Significant Tenants
Shoppes at Venetian	771,345(2)	Zara, Swarovski, Vertu, Victoria’s Secret, Tiffany & Co., Uniqlo, Rolex
Shoppes at Four Seasons	257,963	Versace, Brioni, Canali, Gucci, Dior, Armani, Bottega Veneta, Hugo Boss, Dolce & Gabbana
Shoppes at Cotai Central	330,258(3)	Marks & Spencer, Kid’s Cavern, Zara, Omega, Ralph Lauren, Nike, Chow Tai Fook
The Shoppes at Marina Bay Sands	623,440(4)	Louis Vuitton, Chanel, BVLGARI, Prada, Gucci, Zara, Burberry, Versace, Dior, Cartier
The Outlets at Sands Bethlehem	151,029	Coach, Lenox, Tommy Hilfiger, Nine West, Guess, Under Armour, Puma
____________________

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 152,000 square feet of space on the fifth floor and 1,500 square feet of space on the third floor currently not on the market for lease.

(3)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(4)	Excludes approximately 127,000 square feet of space operated by the Company.
The following table reflects our tenant representation by category for our mall operations as of December 31, 2014:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women’s, men’s, mixed)	776,998	38%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi
Restaurants and lounges	429,562	21%	CUT, db Bistro, Todai, North, Café Deco
Multi-Brands	223,200	11%	Duty-free shops, The Atrium
Fashion accessories and footwear	169,392	8%	Coach, Salvatore Ferragamo, Tumi, Rimowa
Jewelry	153,983	7%	BVLGARI, Omega, Cartier, Rolex, Tiffany & Co.
Health and beauty	126,283	6%	Sephora, The Body Shop, Sa Sa
Banks and services	59,610	3%	Bank of China, Citibank, ICBC
Lifestyle, sports and entertainment	46,518	2%	Manchester United Experience, Adidas, Ferrari
Home furnishing and electronics	43,932	2%	Samsung, Vertu, Zara Home
Specialty foods	26,474	1%	The Chocolate Shop, Cold Storage Specialty
Arts and gifts	13,542	1%	Emporio di Gondola, Milestone
Total	2,069,494	100%

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
Development Projects
We are continuing to develop our properties in Macao and the U.S. We also continue to aggressively pursue new development opportunities globally. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.”
Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao (once opened), separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $550.6 million at exchange rates in effect on December 31, 2014) in various development projects in Macao by June 2009, which obligations we have fulfilled.

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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2014). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,542, $18,771 and $125, respectively, at exchange rates in effect on December 31, 2014), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2014). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.

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

In October 2013, we received an additional 5-year exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2018. In May 2014, we entered into an agreement with the Macao government effective through the end of 2018 that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on December 31, 2014) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. See “Item 1A — Risk Factors — Risks Associated with our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML’s shareholders on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2018."
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
On April 26, 2010, MBS was issued a casino license for a three-year period, which required payment of a license fee of SGD 37.5 million (approximately $28.3 million at exchange rates in effect on December 31, 2014). On April 19, 2013, MBS was granted a license for a further three-year period expiring on April 25, 2016, which required payment of SGD 57.0 million (approximately $43.1 million at exchange rates in effect on December 31, 2014) as part of the renewal process. The license is amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable fee and meeting the renewal requirements as determined by the CRA.
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
The Development Agreement required MBS to invest at least SGD 3.85 billion (approximately $2.91 billion at exchange rates in effect on December 31, 2014) in the integrated resort, which was to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license (issued in April 2010), which obligation has been fulfilled.
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
The amendments to the Singapore Act also included an introduction of an additional factor to be considered by the CRA in determining future applications and/or renewals for a casino license. Applicants are required to be a suitable person to develop, maintain and promote the integrated resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the CRA on this aspect of the casino licensing requirements. We believe MBS’ iconic tourist destination in Singapore and the Far East is well-established at this time.

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
On December 20, 2006, we were awarded one of two Category 2 “at large” gaming licenses available in Pennsylvania. A location in the Pocono Mountains was awarded the other Category 2 “at large” license. On the same day, two Category 2 licenses were awarded to applicants for locations in Philadelphia, a Category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded Category 1 licenses. One of the Philadelphia Category 2 licenses was revoked by the PaGCB in December 2010. The revocation was upheld in November 2011 by an intermediate appellate court in Pennsylvania and became final in March 2012 when the Pennsylvania Supreme Court denied a discretionary appeal from the intermediate appellate court’s ruling. On November 18, 2014, the PaGCB granted the application for licensure of the second Pennsylvania Category 2 licensee, Stadium Casino, LLC. The award of the license to Stadium Casino, LLC, through a contest with three other applicants, has been appealed to the Pennsylvania Supreme Court. A final resolution is expected in 2015.
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

As of December 31, 2014, we had $9.89 billion of long-term debt outstanding. This indebtedness could have important consequences to us. For example, it could:

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
The anticipated costs and completion dates for our current projects are based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have an adverse effect on our financial condition, results of operations or cash flows. The estimated costs to complete and open our remaining planned projects are currently not determinable with certainty and therefore may have an adverse effect on our financial condition, results of operations or cash flows. See also “— Risks Associated with Our International Operations — We are currently required to build and open The Parisian Macao by April 2016 and complete Sands Cotai Central by December 2016. If we are unable to meet the respective deadlines and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.”
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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. The loss of Mr. Adelson’s services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business. Mr. Adelson’s employment agreement is scheduled to expire in December 2015 and is subject to extensions.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (collectively our “Principal Stockholder’s family”) beneficially own approximately 54% of our outstanding common stock as of December 31, 2014. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may differ from your interests.
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
During the year ended December 31, 2014, approximately 23.0%, 31.0% and 72.3% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property is primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
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
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the “SCL Offering”). We currently own 70.1% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements that we have entered into or may in the future enter into with SCL may give rise to the appearance of a potential conflict of interest.
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

Our business and financing plan may be dependent upon the completion of future financings. If the credit environment worsens, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our remaining planned development projects, and as a consequence, our results of operations and business plans. Should general economic conditions not improve, if we are unable to obtain sufficient funding or applicable government approvals such that completion of our planned projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our planned projects could be lost and would result in an impairment charge.
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
Our operations in Macao include The Venetian Macao, Four Seasons Macao, Sands Cotai Central and Sands Macao. We plan to open and operate additional hotels, gaming areas and meeting space within the Cotai Strip in Macao, including The Parisian Macao, which is currently anticipated to open in 2016, subject to Macao government approval. We also own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations or cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We are currently required to build and open The Parisian Macao by April 2016 and complete Sands Cotai Central by December 2016. If we are unable to meet the respective deadlines and the deadlines for either development are not extended, we may lose the respective land concession, which would prohibit us from operating any facilities developed under such land concession.
We received land concessions from the Macao government covering the sites on which The Venetian Macao, Four Seasons Macao and Sands Cotai Central are located and The Parisian Macao is being constructed. The Macao government granted us two extensions of the development deadline under the land concession for The Parisian Macao. Under the terms of the land concession, we must complete The Parisian Macao by April 2016. See “— Risks Related to Our Business — Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing,” “— Risks Related to Our Business — There are significant risks associated with our ongoing and future construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities” and “— Conducting business in Macao and Singapore has certain political and economic risks, which may have an adverse effect on the financial condition, results of operations or cash flows of our Asian operations.” The land concession for Sands Cotai Central contains a similar requirement that the corresponding development be completed by December 2016. Should we determine that we are unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, we would expect to apply for an extension from the Macao government. No assurance can be given that additional extensions will be granted. If we are unable to meet the current deadlines and the deadlines for either development are not extended, the Macao government has the right to unilaterally terminate our respective land concessions for The Parisian Macao or Sands Cotai Central. A loss of the land concession would prohibit us from operating any properties developed under the land concession for The Parisian Macao or Sands Cotai Central. As a result, we could record a charge for all or some portion of our $804.3 million and $4.47 billion in capitalized costs and land premiums (net of amortization), as of December 31, 2014, for The Parisian Macao or Sands Cotai Central, respectively.
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
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, all of VML’s casino premises and gaming-related equipment will be transferred automatically to the Macao government on that date without compensation to us and we will cease to generate revenues from these gaming operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of this compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

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
The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. Our Macao operations will also compete to some extent with casinos located elsewhere in Asia, including Singapore, Philippines, Korea, Australia, New Zealand and elsewhere in the world, including Las Vegas. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Japan, Taiwan and Thailand.
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
We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML’s shareholders on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2018.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games. This exemption does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through the end of 2018. Additionally, we entered into an agreement with the Macao government in May 2014, effective through the end of 2018 that provides for an annual payment that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request five-year extensions of these tax arrangements; however, we cannot assure you that either of these tax arrangements will be extended beyond their expiration dates.
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
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, Four Seasons Macao and Sands Cotai Central are, and The Parisian Macao will be, located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail, hotel/casino, Four Seasons Apartments and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $17.8 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See

“Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions.
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. Should we determine that we are unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, we would expect to apply for another extension from the Macao government. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $804.3 million or $4.47 billion in capitalized construction costs, as of December 31, 2014, related to The Parisian Macao or Sands Cotai Central, respectively.
Under the Development Agreement with the STB, we paid SGD 1.2 billion (approximately $907.2 million at exchange rates in effect on December 31, 2014) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located plus an additional SGD 105.6 million (approximately $79.8 million at exchange rates in effect on December 31, 2014) for various taxes and other fees.
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

PART II

ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated:

	High	Low
2013
First Quarter	$56.83	$47.99
Second Quarter	$60.54	$47.95
Third Quarter	$67.35	$50.67
Fourth Quarter	$79.25	$63.49
2014
First Quarter	$88.28	$69.15
Second Quarter	$84.24	$71.09
Third Quarter	$78.50	$59.08
Fourth Quarter	$65.83	$49.82
2015
First Quarter (through February 24, 2015)	$61.59	$52.28
As of February 24, 2015, there were 798,510,417 shares of our common stock outstanding that were held by 403 stockholders of record.
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
Common Stock Dividends
On March 31, June 30, September 30 and December 29, 2014, we paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the year ended December 31, 2014, we recorded $1.61 billion as a distribution against retained earnings (of which $863.3 million related to our Principal Stockholder’s family and the remaining $744.8 million related to all other stockholders).
On March 29, June 28, September 27 and December 31, 2013, we paid a dividend of $0.35 per common share as part of a regular cash dividend program. During the year ended December 31, 2013, we recorded $1.15 billion as a distribution against retained earnings (of which $604.2 million related to our Principal Stockholder’s family and the remaining $548.9 million related to all other stockholders).
In January 2015, our Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $519 million) to be paid on March 31, 2015, to shareholders of record on March 23, 2015. We expect this level of dividend to continue quarterly through the remainder of 2015. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.

Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last fiscal year that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer
The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(3)
October 1, 2014 - October 31, 2014	—	$—	—	$2,000,017
November 1, 2014 - November 30, 2014	1,996,018	$62.63	1,996,018	$1,875,000
December 1, 2014 - December 31, 2014	1,890,585	$59.52	1,845,365	$1,765,001

(1)
During December 2014, we repurchased 45,220 shares of our common stock in satisfaction of tax withholding and exercise price obligations on vested restricted stock and a stock option exercise. These shares were not considered part of the stock repurchase program.

(2)	Calculated excluding commissions.

(3)
In June 2013, our Board of Directors announced a stock repurchase program with an initial authorization of $2.0 billion, which expires on June 5, 2015, but was completed during the year ended December 31, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expires on October 9, 2016. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2014. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Las Vegas Sands Corp.	$100.00	$307.56	$286.01	$335.21	$585.85	$445.17
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Dow Jones US Gambling Index	$100.00	$173.11	$160.92	$177.84	$305.42	$247.97
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

	Year Ended December 31,
	2014(1)(2)	2013(3)(4)(5)	2012(6)(7)(8)	2011(9)	2010(10)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$15,425,788	$14,494,436	$11,684,669	$9,862,334	$7,317,937
Less — promotional allowances	(841,939)	(724,551)	(553,537)	(451,589)	(464,755)
Net revenues	14,583,849	13,769,885	11,131,132	9,410,745	6,853,182
Operating expenses	10,484,623	10,361,642	8,819,750	7,020,858	5,672,596
Operating income	4,099,226	3,408,243	2,311,382	2,389,887	1,180,586
Interest, net	(248,538)	(254,874)	(235,312)	(268,555)	(297,866)
Other income (expense)	1,965	4,321	5,740	(3,955)	(8,260)
Loss on modification or early retirement of debt	(19,942)	(14,178)	(19,234)	(22,554)	(18,555)
Income before income taxes	3,832,711	3,143,512	2,062,576	2,094,823	855,905
Income tax expense	(244,640)	(188,836)	(180,763)	(211,704)	(74,302)
Net income	3,588,071	2,954,676	1,881,813	1,883,119	781,603
Net income attributable to noncontrolling interests	(747,442)	(648,679)	(357,720)	(322,996)	(182,209)
Net income attributable to Las Vegas Sands Corp.	2,840,629	2,305,997	1,524,093	1,560,123	599,394
Preferred stock dividends	—	—	—	(63,924)	(92,807)
Accretion to redemption value of preferred stock issued to Principal Stockholder’s family	—	—	—	(80,975)	(92,545)
Preferred stock inducement, repurchase and redemption premiums	—	—	—	(145,716)	(6,579)
Net income attributable to common stockholders	$2,840,629	$2,305,997	$1,524,093	$1,269,508	$407,463
Per share data:
Basic earnings per share	$3.52	$2.80	$1.89	$1.74	$0.61
Diluted earnings per share	$3.52	$2.79	$1.85	$1.56	$0.51
Cash dividends declared per common share	$2.00	$1.40	$3.75	$—	$—
OTHER DATA
Capital expenditures	$1,178,656	$898,111	$1,449,234	$1,508,493	$2,023,981

	December 31,
	2014(1)	2013(4)	2012(8)	2011(9)	2010
	(In thousands)
BALANCE SHEET DATA
Total assets	$22,361,691	$22,724,264	$22,163,652	$22,244,123	$21,044,308
Long-term debt	$9,892,913	$9,382,752	$10,132,265	$9,577,131	$9,373,755
Preferred stock issued to Principal Stockholder’s family	$—	$—	$—	$—	$503,379
Total Las Vegas Sands Corp. stockholders’ equity	$7,213,586	$7,665,494	$7,061,842	$7,850,689	$6,662,991
_________________________

(1)	During the year ended December 31, 2014, we paid a quarterly dividend of $0.50 per common share as part of a regular cash dividend program.

(2)	During the year ended December 31, 2014, we received a $90.1 million property tax refund related to a property tax settlement at Marina Bay Sands for the years 2010 through 2014.

(3)	The second Sheraton tower of Sands Cotai Central opened in January 2013.

(4)	During the year ended December 31, 2013, we paid a quarterly dividend of $0.35 per common share as part of a regular cash dividend program.

(5)	During the year ended December 31, 2013, we recorded a legal settlement expense of $47.4 million.

(6)	The Conrad and Holiday Inn tower and the first Sheraton tower of Sands Cotai Central opened in April and September 2012, respectively.

(7)
During the year ended December 31, 2012, we recorded an impairment loss of $143.7 million, consisting primarily of a $100.7 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $42.9 million impairment due to the termination of the ZAiA show at The Venetian Macao.

(8)
During the year ended December 31, 2012, we paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program. Additionally, on December 18, 2012, we paid a special cash dividend of $2.75 per common share.

(9)
During the year ended December 31, 2011, we repurchased, redeemed or induced holders to redeem all outstanding preferred stock, which resulted in a charge to retained earnings of $145.7 million and is also included in the calculation of net income attributable to common stockholders.

(10)	Marina Bay Sands partially opened on April 27, 2010.
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
Operations
We view each of our casino properties as an operating segment. Our Macao operating segments consist of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties. Our Singapore operating segment consists of the Marina Bay Sands. Our operating segments in the U.S. consist of The Venetian Las Vegas, The Palazzo and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into our Las Vegas Operating Properties, considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. For the years ended December 31, 2014 and 2013, gross revenue at our reportable segments was derived as follows:

•	At The Venetian Macao, approximately 84.2% and 85.3%, respectively, was from gaming activities, with the remainder from room, mall, food and beverage and other non-gaming sources.

•	At Sands Cotai Central, approximately 83.9% and 85.7%, respectively, was from gaming activities, with the remainder primarily from room and food and beverage operations.

•	At Four Seasons Macao, approximately 81.5% and 82.8%, respectively, was from gaming activities, with the remainder primarily from mall and room operations.

•	At Sands Macao, approximately 94.0% and 94.2%, respectively, was from gaming activities, with the remainder primarily from food and beverage operations.

•	At Marina Bay Sands, approximately 75.2% and 74.6%, respectively, was from gaming activities, with the remainder from room, food and beverage, mall and other non-gaming sources.

•
At our Las Vegas Operating Properties, approximately 67.6% and 63.8%, respectively, was from room, food and beverage and other non-gaming sources, with the remainder from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods.

•	At Sands Bethlehem, approximately 88.2% and 88.5%, respectively, was from gaming activities, with the remainder primarily from food and beverage and other non-gaming sources.
Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
	2014	Percent Change	2013	Percent Change	2012
	(Dollars in thousands)
Net revenues	$14,583,849	5.9%	$13,769,885	23.7%	$11,131,132
Operating expenses	10,484,623	1.2%	10,361,642	17.5%	8,819,750
Operating income	4,099,226	20.3%	3,408,243	47.5%	2,311,382
Income before income taxes	3,832,711	21.9%	3,143,512	52.4%	2,062,576
Net income	3,588,071	21.4%	2,954,676	57.0%	1,881,813
Net income attributable to Las Vegas Sands Corp.	2,840,629	23.2%	2,305,997	51.3%	1,524,093

	Percent of Net Revenues Year Ended December 31,
	2014	2013	2012
Operating expenses	71.9%	75.2%	79.2%
Operating income	28.1%	24.8%	20.8%
Income before income taxes	26.3%	22.8%	18.5%
Net income	24.6%	21.5%	16.9%
Net income attributable to Las Vegas Sands Corp.	19.5%	16.7%	13.7%
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0%. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 23.0% and 31.0%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2014.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 22% to 30% for Baccarat and 14% to 18% for non-Baccarat. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 72.3% of our table games play at our Las Vegas Operating Properties, for the year ended December 31, 2014, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$12,004,361	$11,386,917	5.4%
Rooms	1,540,420	1,380,681	11.6%
Food and beverage	778,769	730,259	6.6%
Mall	553,534	481,400	15.0%
Convention, retail and other	548,704	515,179	6.5%
	15,425,788	14,494,436	6.4%
Less — promotional allowances	(841,939)	(724,551)	(16.2)%
Total net revenues	$14,583,849	$13,769,885	5.9%
Consolidated net revenues were $14.58 billion for the year ended December 31, 2014, an increase of $814.0 million compared to $13.77 billion for the year ended December 31, 2013. The increase in net revenues was driven by increases of $605.0 million at our Macao operating properties and $245.8 million at Marina Bay Sands, primarily due to increased casino revenues.

Casino revenues increased $617.4 million compared to the year ended December 31, 2013, despite the challenges in the VIP market. The increase is primarily due to an increase of $474.9 million at our Macao operating properties, which were driven by increases in Non-Rolling Chip drop, partially offset by decreases in Rolling Chip volume due to decreased demand in the VIP market. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2014	2013	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$3,554,352	$3,415,327	4.1%
Non-Rolling Chip drop	$8,960,823	$7,201,033	24.4%
Non-Rolling Chip win percentage	25.2%	26.8%	(1.6) pts
Rolling Chip volume	$47,871,382	$54,420,394	(12.0)%
Rolling Chip win percentage	3.22%	3.32%	(0.10) pts
Slot handle	$5,564,597	$4,781,911	16.4%
Slot hold percentage	4.8%	5.5%	(0.7) pts
Sands Cotai Central
Total casino revenues	$2,801,441	$2,432,952	15.1%
Non-Rolling Chip drop	$7,432,536	$5,373,622	38.3%
Non-Rolling Chip win percentage	21.8%	22.5%	(0.7) pts
Rolling Chip volume	$46,860,574	$61,073,743	(23.3)%
Rolling Chip win percentage	3.08%	2.66%	0.42 pts
Slot handle	$7,630,366	$5,686,446	34.2%
Slot hold percentage	3.5%	3.9%	(0.4) pts
Four Seasons Macao
Total casino revenues	$948,110	$922,743	2.7%
Non-Rolling Chip drop	$1,335,935	$899,627	48.5%
Non-Rolling Chip win percentage	24.0%	27.5%	(3.5) pts
Rolling Chip volume	$27,072,914	$39,280,485	(31.1)%
Rolling Chip win percentage	3.36%	2.46%	0.90 pts
Slot handle	$830,186	$900,836	(7.8)%
Slot hold percentage	5.1%	5.5%	(0.4) pts
Sands Macao
Total casino revenues	$1,148,477	$1,206,462	(4.8)%
Non-Rolling Chip drop	$3,937,850	$3,488,891	12.9%
Non-Rolling Chip win percentage	18.1%	19.8%	(1.7) pts
Rolling Chip volume	$17,663,497	$23,242,588	(24.0)%
Rolling Chip win percentage	2.98%	2.77%	0.21 pts
Slot handle	$3,236,093	$2,699,247	19.9%
Slot hold percentage	3.7%	3.9%	(0.2) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,574,782	$2,363,140	9.0%
Non-Rolling Chip drop	$4,498,674	$4,650,105	(3.3)%
Non-Rolling Chip win percentage	25.1%	23.7%	1.4 pts
Rolling Chip volume	$42,558,012	$60,095,322	(29.2)%
Rolling Chip win percentage	3.30%	2.46%	0.84 pts
Slot handle	$12,368,193	$11,118,021	11.2%
Slot hold percentage	4.9%	5.1%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$509,205	$584,372	(12.9)%
Table games drop	$2,139,545	$2,251,734	(5.0)%
Table games win percentage	19.9%	23.3%	(3.4) pts
Slot handle	$2,114,522	$2,024,147	4.5%
Slot hold percentage	8.2%	8.7%	(0.5) pts
Sands Bethlehem
Total casino revenues	$467,994	$461,921	1.3%
Table games drop	$1,062,648	$1,024,021	3.8%
Table games win percentage	16.8%	16.1%	0.7 pts
Slot handle	$4,016,223	$4,129,171	(2.7)%
Slot hold percentage	7.0%	7.0%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $159.7 million compared to the year ended December 31, 2013. The increase is primarily due to an $84.1 million increase at Sands Cotai Central, driven by increases in occupancy and average daily room rates. There were also increases of $28.0 million, $23.7 million and $19.0 million at The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, which were driven by an increase in average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2014	2013	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$258,863	$230,822	12.1%
Occupancy rate	91.3%	91.3%	—
Average daily room rate	$270	$243	11.1%
Revenue per available room	$246	$222	10.8%
Sands Cotai Central
Total room revenues	$320,875	$236,819	35.5%
Occupancy rate	88.5%	78.5%	10.0 pts
Average daily room rate	$176	$155	13.5%
Revenue per available room	$156	$121	28.9%
Four Seasons Macao
Total room revenues	$47,755	$43,626	9.5%
Occupancy rate	87.0%	85.3%	1.7 pts
Average daily room rate	$400	$373	7.2%
Revenue per available room	$348	$318	9.4%
Sands Macao
Total room revenues	$24,066	$25,150	(4.3)%
Occupancy rate	98.6%	96.1%	2.5 pts
Average daily room rate	$238	$252	(5.6)%
Revenue per available room	$235	$242	(2.9)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$383,954	$360,264	6.6%
Occupancy rate	99.0%	98.6%	0.4 pts
Average daily room rate	$431	$396	8.8%
Revenue per available room	$427	$390	9.5%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$491,493	$472,518	4.0%
Occupancy rate	88.0%	89.6%	(1.6) pts
Average daily room rate	$222	$205	8.3%
Revenue per available room	$196	$184	6.5%
Sands Bethlehem
Total room revenues	$13,414	$11,482	16.8%
Occupancy rate	83.4%	73.6%	9.8 pts
Average daily room rate	$146	$142	2.8%
Revenue per available room	$122	$104	17.3%

Food and beverage revenues increased $48.5 million compared to the year ended December 31, 2013. The increase was primarily due to a $41.4 million increase at our Macao operating properties, driven by an increase in property visitation.
Mall revenues increased $72.1 million compared to the year ended December 31, 2013. The increase was primarily due to a $56.0 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see"— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2014	2013	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$191,631	$169,151	13.3%
Mall gross leasable area (in square feet)	771,345	755,452	2.1%
Occupancy	93.4%	95.5%	(2.1) pts
Base rent per square foot	$212	$179	18.4%
Tenant sales per square foot	$1,673	$1,522	9.9%
Shoppes at Cotai Central(1)
Total mall revenues	$56,408	$42,116	33.9%
Mall gross leasable area (in square feet)	330,258	210,143	57.2%
Occupancy	97.9%	100.0%	(2.1) pts
Base rent per square foot	$136	$120	13.3%
Tenant sales per square foot	$1,450	$1,277	13.5%
Shoppes at Four Seasons
Total mall revenues	$132,326	$113,121	17.0%
Mall gross leasable area (in square feet)	257,963	241,895	6.6%
Occupancy	99.2%	87.7%	11.5 pts
Base rent per square foot	$418	$348	20.1%
Tenant sales per square foot	$5,689	$4,726	20.4%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$169,257	$153,840	10.0%
Mall gross leasable area (in square feet)	648,778	642,241	1.0%
Occupancy	96.1%	90.7%	5.4 pts
Base rent per square foot	$220	$217	1.4%
Tenant sales per square foot	$1,426	$1,528	(6.7)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$3,912	$3,172	23.3%
Mall gross leasable area (in square feet)	151,029	134,830	12.0%
Occupancy	97.0%	93.6%	3.4 pts
Base rent per square foot	$20	$23	(13.0)%
Tenant sales per square foot	$365	$431	(15.3)%
_________________________

(1)
The first, second and third phases of the Shoppes at Cotai Central opened in April and September 2012 and June 2014, respectively. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Casino	$6,705,534	$6,483,718	3.4%
Rooms	256,835	271,942	(5.6)%
Food and beverage	392,560	369,570	6.2%
Mall	69,732	73,358	(4.9)%
Convention, retail and other	320,759	317,869	0.9%
Provision for doubtful accounts	186,722	237,786	(21.5)%
General and administrative	1,258,133	1,329,740	(5.4)%
Corporate	174,750	189,535	(7.8)%
Pre-opening	26,230	13,339	96.6%
Development	14,325	15,809	(9.4)%
Depreciation and amortization	1,031,589	1,007,468	2.4%
Amortization of leasehold interests in land	40,598	40,352	0.6%
Loss on disposal of assets	6,856	11,156	(38.5)%
Total operating expenses	$10,484,623	$10,361,642	1.2%
Operating expenses were $10.48 billion for the year ended December 31, 2014, an increase of $123.0 million compared to $10.36 billion for the year ended December 31, 2013. The increase in operating expenses was primarily attributable to an increase in casino expenses at our Macao operating properties.
Casino expenses increased $221.8 million compared to the year ended December 31, 2013. The increase was primarily due to a $229.6 million increase at our Macao operating properties, of which $104.3 million was due to the 39% gross win tax on increased casino revenues and the remaining $125.3 million was driven by an increase in payroll-related expenses.
The provision for doubtful accounts was $186.7 million for the year ended December 31, 2014, compared to $237.8 million for the year ended December 31, 2013. The decrease was driven by the overall decrease in casino receivables at our Macao operating properties due to the decrease in VIP play. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $71.6 million compared to the year ended December 31, 2013. The decrease was primarily attributable to a $78.5 million decrease at Marina Bay Sands, driven by a $90.1 million property tax refund received in December 2014 related to the settlement of taxes assessed and paid for the years 2010 through 2014. There was also a $36.5 million decrease at our Las Vegas Operating Properties, driven by a $47.4 million legal settlement charge incurred in August 2013 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation”). These decreases were partially offset by a $37.0 million increase at our Macao operating properties.
Corporate expenses decreased $14.8 million compared to the year ended December 31, 2013, which was driven by a decrease in legal fees.
Pre-opening expenses were $26.2 million for the year ended December 31, 2014, compared to $13.3 million for the year ended December 31, 2013. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the years ended December 31, 2014 and 2013, were primarily related to activities at The Parisian Macao and Sands Cotai Central, respectively. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before intersegment royalty fees, stock-based compensation expense, legal settlement expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Year Ended December 31,
	2014	2013	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$1,546,323	$1,499,937	3.1%
Sands Cotai Central	1,001,487	739,723	35.4%
Four Seasons Macao	374,899	305,040	22.9%
Sands Macao	338,590	362,858	(6.7)%
Other Asia	3,493	(3,855)	N.M.
	3,264,792	2,903,703	12.4%
Marina Bay Sands	1,723,147	1,384,576	24.5%
United States:
Las Vegas Operating Properties	313,913	351,739	(10.8)%
Sands Bethlehem	120,491	123,337	(2.3)%
	434,404	475,076	(8.6)%
Total adjusted property EBITDA	$5,422,343	$4,763,355	13.8%
______________
N.M. - Not meaningful
Adjusted property EBITDA at our Macao operations increased $361.1 million compared to the year ended December 31, 2013. As previously described, the increase was primarily due to a $605.0 million increase in net revenues at our Macao operating properties, partially offset by a $229.6 million increase in casino expenses. Additionally, there was a $55.0 million increase in expenses due to a new bonus program for non-management employees in Macao initiated during the year ended December 31, 2014.
Adjusted property EBITDA at Marina Bay Sands increased $338.6 million compared to the year ended December 31, 2013. The increase was primarily due to a $245.8 million increase in net revenues driven by an increase in casino revenues, and as previously described, a $90.1 million property tax refund received in December 2014.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $37.8 million compared to the year ended December 31, 2013. The decrease was primarily due to a $44.8 million decrease in net revenues (excluding intersegment royalty revenue) driven by a decrease in casino revenues.
Adjusted property EBITDA at Sands Bethlehem decreased $2.8 million compared to the year ended December 31, 2013. Net revenues increased $7.5 million, but were offset by increases of $6.2 million and $5.8 million in general and administrative expenses and casino expenses, respectively.

Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$268,299	$260,704
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15,190	15,168
Less — capitalized interest	(9,308)	(4,661)
Interest expense, net	$274,181	$271,211
Cash paid for interest	$215,929	$212,903
Weighted average total debt balance	$9,991,874	$9,788,457
Weighted average interest rate	2.7%	2.7%
Interest cost increased $7.6 million compared to the year ended December 31, 2013, due to an increase in our weighted average debt balance. Capitalized interest increased $4.6 million compared to the year ended December 31, 2013, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $2.0 million for the year ended December 31, 2014, compared to $4.3 million for the year ended December 31, 2013. The amounts in both periods were primarily due to foreign exchange gains.
The loss on modification or early retirement of debt was $19.9 million for the year ended December 31, 2014, and was primarily due to an $18.0 million loss related to the amendment of our 2011 VML Credit Facility in March 2014 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2011 VML Credit Facility”).
Our effective income tax rate was 6.4% for the year ended December 31, 2014, compared to 6.0% for the year ended December 31, 2013. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on profits generated by our Macao gaming operations due to our income tax exemption in Macao, which was extended in October 2013 through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $747.4 million for the year ended December 31, 2014, compared to $648.7 million for the year ended December 31, 2013. These amounts are primarily related to the noncontrolling interest of SCL.

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

Casino revenues increased $2.38 billion compared to the year ended December 31, 2012. The increase is primarily attributable to an increase of $1.47 billion at Sands Cotai Central, due to its progressive opening, and a $786.5 million increase at The Venetian Macao, driven by an increase in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2013	2012	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$3,415,327	$2,628,868	29.9%
Non-Rolling Chip drop	$7,201,033	$4,482,318	60.7%
Non-Rolling Chip win percentage	26.8%	0.3%	26.5 pts
Rolling Chip volume	$54,420,394	$48,825,435	11.5%
Rolling Chip win percentage	3.32%	3.05%	0.27 pts
Slot handle	$4,781,911	$4,946,114	(3.3)%
Slot hold percentage	5.5%	5.3%	0.2 pts
Sands Cotai Central
Total casino revenues	$2,432,952	$960,286	153.4%
Non-Rolling Chip drop	$5,373,622	$1,863,923	188.3%
Non-Rolling Chip win percentage	22.5%	20.8%	1.7 pts
Rolling Chip volume	$61,073,743	$26,046,168	134.5%
Rolling Chip win percentage	2.66%	2.83%	(0.17) pts
Slot handle	$5,686,446	$2,939,426	93.5%
Slot hold percentage	3.9%	3.5%	0.4 pts
Four Seasons Macao
Total casino revenues	$922,743	$977,616	(5.6)%
Non-Rolling Chip drop	$899,627	$433,264	107.6%
Non-Rolling Chip win percentage	27.5%	40.8%	(13.3) pts
Rolling Chip volume	$39,280,485	$41,604,458	(5.6)%
Rolling Chip win percentage	2.46%	2.79%	(0.33) pts
Slot handle	$900,836	$962,540	(6.4)%
Slot hold percentage	5.5%	5.3%	0.2 pts
Sands Macao
Total casino revenues	$1,206,462	$1,219,400	(1.1)%
Non-Rolling Chip drop	$3,488,891	$2,872,468	21.5%
Non-Rolling Chip win percentage	19.8%	21.0%	(1.2) pts
Rolling Chip volume	$23,242,588	$25,184,583	(7.7)%
Rolling Chip win percentage	2.77%	3.14%	(0.37) pts
Slot handle	$2,699,247	$2,476,673	9.0%
Slot hold percentage	3.9%	4.3%	(0.4) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,363,140	$2,271,869	4.0%
Non-Rolling Chip drop	$4,650,105	$4,612,227	0.8%
Non-Rolling Chip win percentage	23.7%	23.1%	0.6 pts
Rolling Chip volume	$60,095,322	$52,568,238	14.3%
Rolling Chip win percentage	2.46%	2.47%	(0.01) pts
Slot handle	$11,118,021	$10,793,348	3.0%
Slot hold percentage	5.1%	5.3%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$584,372	$512,647	14.0%
Table games drop	$2,251,734	$2,084,490	8.0%
Table games win percentage	23.3%	21.1%	2.2 pts
Slot handle	$2,024,147	$1,944,618	4.1%
Slot hold percentage	8.7%	8.7%	—
Sands Bethlehem
Total casino revenues	$461,921	$437,472	5.6%
Table games drop	$1,024,021	$885,359	15.7%
Table games win percentage	16.1%	15.3%	0.8 pts
Slot handle	$4,129,171	$4,029,326	2.5%
Slot hold percentage	7.0%	7.2%	(0.2) pts

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
_________________________

(1)
The first, second and third phases of the Shoppes at Cotai Central opened in April and September 2012 and June 2014, respectively. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)
Beginning in August 2013, a significant portion of the rent paid by the duty-free luxury shops was converted from overage rent to base rent in accordance with the respective lease agreements, resulting in an increase in base rent per square foot.

(3)
The decrease in occupancy at The Shoppes at Marina Bay Sands was due to an ongoing repositioning of the mall that brought in new tenants and expanded key luxury tenants. Approximately 37,000 square feet of gross leasable area was undergoing new fit-out or development and was not considered occupied as of December 31, 2013.

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
Corporate expenses decreased $17.5 million compared to the year ended December 31, 2012, which was driven by a decrease in legal fees.

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
Adjusted property EBITDA at Marina Bay Sands increased $18.3 million compared to the year ended December 31, 2012. The increase was primarily attributable to an $82.2 million increase in net revenues driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
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
The following table summarizes information related to interest expense:

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
The loss on modification or early retirement of debt of $14.2 million for the year ended December 31, 2013, related to the refinancing of our U.S. credit facility in December 2013 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Senior Secured Credit Facility”).
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

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the year ended December 31, 2014
Mall revenues:
Minimum rents(3)	$130,555	$87,666	$31,943	$122,494	$1,486	$374,144
Overage rents	33,860	36,809	13,589	16,725	2,426	103,409
CAM, levies and management fees	27,216	7,851	10,876	30,038	—	75,981
Total mall revenues	191,631	132,326	56,408	169,257	3,912	553,534
Mall operating expenses:
Common area maintenance	17,471	5,802	6,451	24,983	1,238	55,945
Management fees and other direct operating expenses	6,417	1,562	1,884	3,356	568	13,787
Mall operating expenses	23,888	7,364	8,335	28,339	1,806	69,732
Property taxes(4)	(1,486)	—	—	(1,961)	1,201	(2,246)
Provision for doubtful accounts	216	223	2	990	25	1,456
Mall-related expenses(5)	22,618	7,587	8,337	27,368	3,032	68,942
For the year ended December 31, 2013
Mall revenues:
Minimum rents(3)	$104,080	$47,913	$23,030	$106,318	$1,268	$282,609
Overage rents	39,615	58,246	11,584	16,584	1,904	127,933
CAM, levies and management fees	25,456	6,962	7,502	30,938	—	70,858
Total mall revenues	169,151	113,121	42,116	153,840	3,172	481,400
Mall operating expenses:
Common area maintenance	16,894	5,466	5,577	25,370	1,320	54,627
Management fees and other direct operating expenses	6,975	1,607	1,275	8,083	791	18,731
Mall operating expenses	23,869	7,073	6,852	33,453	2,111	73,358
Property taxes	1,486	—	—	7,123	1,093	9,702
Provision for (recovery of) doubtful accounts	(281)	226	(245)	(5)	—	(305)
Mall-related expenses(5)	25,074	7,299	6,607	40,571	3,204	82,755
For the year ended December 31, 2012
Mall revenues:
Minimum rents(3)	$81,906	$23,068	$10,770	$109,468	$800	$226,012
Overage rents	36,434	54,909	1,566	14,941	735	108,585
CAM, levies and management fees	21,182	5,500	3,738	31,910	—	62,330
Total mall revenues	139,522	83,477	16,074	156,319	1,535	396,927
Mall operating expenses:
Common area maintenance	15,573	4,051	2,485	25,928	1,077	49,114
Management fees and other direct operating expenses	7,344	1,895	1,226	8,828	356	19,649
Mall operating expenses	22,917	5,946	3,711	34,756	1,433	68,763
Property taxes	—	—	—	8,548	759	9,307
Provision for doubtful accounts	410	330	607	123	—	1,470
Mall-related expenses(5)	23,327	6,276	4,318	43,427	2,192	79,540
____________________

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

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. This property tax exemption expired in August 2013 for The Venetian Macao. In May 2014, the Company received an additional six-year property tax exemption for The Venetian Macao. As a result, during the year ended December 31, 2014, the Company reversed $1.5 million of previously recognized property taxes for The Venetian Macao. Additionally, as previously described, Marina Bay Sands received a $90.1 million property tax refund in December 2014, of which $9.0 million related to the mall.

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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We expect the cost to design, develop and construct The Parisian Macao to be approximately$2.7 billion, inclusive of payments made for the land premium. We recommenced construction upon receiving certain government approvals, after a temporary stoppage from June through August 2014. As with projects of this nature, we will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in 2016, subject to Macao government approval. We have capitalized costs of $804.3 million, including the land premium (net of amortization), as of December 31, 2014. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of December 31, 2014, we have capitalized an aggregate of $9.84 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on the sites on which The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions.
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the development be completed by December 2016. Should we determine that we are unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, we would expect to apply for another extension from the Macao government. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $804.3 million or $4.47 billion in capitalized construction costs and land premiums (net of amortization), as of December 31, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of December 31, 2014.
Other
We continue to aggressively pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash generated from operating activities	$4,832,844	$4,439,412	$3,057,757
Cash flows from investing activities:
Change in restricted cash and cash equivalents	270	(382)	693
Capital expenditures	(1,178,656)	(898,111)	(1,449,234)
Proceeds from disposal of property and equipment	1,818	32,155	2,909
Acquisition of intangible assets	—	(45,871)	—
Net cash used in investing activities	(1,176,568)	(912,209)	(1,445,632)
Cash flows from financing activities:
Proceeds from exercise of stock options	55,650	69,596	46,240
Excess tax benefits from stock-based compensation	3,585	—	—
Repurchase of common stock	(1,676,802)	(561,150)	—
Proceeds from exercise of warrants	—	350	528,908
Dividends paid	(2,386,657)	(1,564,049)	(3,442,312)
Distributions to noncontrolling interests	(9,773)	(11,858)	(10,466)
Deemed distribution to Principal Stockholder	—	—	(18,576)
Proceeds from long-term debt	2,497,725	3,183,107	4,351,486
Repayments of long-term debt	(2,117,466)	(3,513,032)	(4,399,698)
Payments of deferred financing costs	(88,048)	(35,414)	(100,888)
Net cash used in financing activities	(3,721,786)	(2,432,450)	(3,045,306)
Effect of exchange rate on cash	(28,585)	(7,105)	43,229
Increase (decrease) in cash and cash equivalents	$(94,095)	$1,087,648	$(1,389,952)

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities increased $393.4 million compared to the year ended December 31, 2013. The increase was primarily attributable to the increase in operating cash flows generated from our Macao operating properties and Marina Bay Sands.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2014, totaled $1.18 billion, including $946.1 million for construction and development activities in Macao, which consisted primarily of $390.6 million for The Parisian Macao and $345.7 million for Sands Cotai Central; $108.7 million at our Las Vegas Operating Properties; $79.6 million in Singapore; and $44.3 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $3.72 billion for the year ended December 31, 2014, which was primarily attributable to $2.39 billion in dividend payments and $1.68 billion in common stock repurchases, partially offset by net proceeds of $430.0 million from our 2013 U.S. Revolving Facility.
As of December 31, 2014, we had $1.78 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.
Capital Financing Overview
Through December 31, 2014, we have funded our development projects primarily through borrowings from our credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt”), operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility, which was amended in December 2013, requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2011 VML Credit Facility”), also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending December 31, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility, which was amended in August 2014 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2012 Singapore Credit Facility”), requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending December 31, 2014 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of December 31, 2014, our U.S., Macao and Singapore leverage ratios were 1.0x, 1.0x and 2.2x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-

default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $3.51 billion and restricted cash and cash equivalents of approximately $6.6 million as of December 31, 2014, of which approximately $2.98 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.98 billion, approximately $2.21 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In March 2014, we amended our 2011 VML Credit Facility, which extended the maturity to March 31, 2020, and provided for revolving loan commitments of $2.0 billion, which is being used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes. In August 2014, we amended our SGD 5.1 billion (approximately $3.86 billion at exchange rates in effect on December 31, 2014) 2012 Singapore Credit Facility, which extended the maturity of the 2012 Singapore Revolving Facility and the 2012 Singapore Term Facility to February 28 and August 28, 2020, respectively. The proceeds of the 2012 Singapore Credit Facility were used to repay the outstanding indebtedness under the prior Singapore credit facility. During the year ended December 31, 2014, we had net borrowings of $430.0 million under the revolving portion of our $3.5 billion 2013 U.S. Credit Facility, which facility was completed in December 2013 and its proceeds were primarily used to repay the outstanding indebtedness under the prior senior secured credit facility. In March 2012, we redeemed the outstanding balance of Senior Notes for $191.7 million and in May 2012, we repaid the $131.6 million outstanding balance under our ferry financing.
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollars ("HKD") per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which we retained $1.82 billion). On February 28 and June 21, 2013, SCL paid a dividend of HKD 0.67 and HKD 0.66 per share, respectively, to SCL shareholders (a total of $1.38 billion, of which we retained $970.2 million). On February 28 and June 22, 2012, SCL paid a dividend of HKD 0.58 per share to SCL shareholders (a total of $1.20 billion, of which we retained $844.4 million). On January 23, 2015, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.03 billion, of which we retained $722 million) to SCL shareholders of record on February 13, 2015, which was paid on February 27, 2014.
During the year ended December 31, 2014, we paid a quarterly dividend of $0.50 per common share and recorded $1.61 billion as a distribution against retained earnings. During the year ended December 31, 2013, we paid a quarterly dividend of $0.35 per common share and recorded $1.15 billion as a distribution against retained earnings. During the year ended December 31, 2012, we paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program and on December 18, 2012, we paid a special cash dividend of $2.75 per common share. During the year ended December 31, 2012, we recorded $3.09 billion as a distribution against retained earnings. On January 28, 2015, our Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $519 million) to be paid on March 31, 2015, to shareholders of record on March 23, 2015. We expect this level of dividend to continue quarterly through the remainder of 2015. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
In June 2013, our Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expires in June 2015, but was completed during the year ended December 31, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2014 and 2013, we repurchased 22,406,655 and 8,570,281 shares, respectively, of our common stock for $1.66 billion and $570.5 million, respectively, (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury stock.
On March 2, 2012, our Principal Stockholder’s family exercised all of their outstanding warrants to purchase 87,500,175 shares of our common stock and paid $525.0 million in cash as settlement of the exercise price.
Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2014:

	Payments Due by Period Ending December 31, 2014(11)
	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations(1)
2013 U.S. Credit Facility — Term B	$22,500	$45,000	$45,000	$2,115,000	$2,227,500
2013 U.S. Credit Facility — Revolving	—	—	1,020,000	—	1,020,000
Airplane Financings	3,688	59,983	—	—	63,671
HVAC Equipment Lease(2)	1,464	2,738	12,417	—	16,619
U.S. Other	261	140	—	—	401
2011 VML Credit Facility — Extended Term	—	179,119	1,397,123	812,002	2,388,244
2011 VML Credit Facility — Extended Revolving	—	—	—	820,024	820,024
Macao Other	2,271	3,219	204	—	5,694
2012 Singapore Credit Facility — Term	69,550	139,101	1,373,622	1,877,864	3,460,137
Fixed Interest Payments	1,372	2,175	1,297	—	4,844
Variable Interest Payments(3)	226,755	442,446	382,402	95,849	1,147,452
Contractual Obligations
Former Tenants(4)	400	800	800	4,400	6,400
Employment Agreements(5)	5,500	6,500	6,500	—	18,500
Macao Leasehold Interests in Land(6)	5,096	10,552	10,552	70,536	96,736
Mall Leases(7)	8,582	17,244	16,170	78,333	120,329
Macao Annual Premium(8)	42,682	85,364	85,364	106,704	320,114
Parking Lot Lease(9)	1,200	2,400	2,400	101,100	107,100
Other Operating Leases(10)	13,860	12,092	3,486	—	29,438
Total	$405,181	$1,008,873	$4,357,337	$6,081,812	$11,853,203
_______________________

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.

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

(3)
Based on December 31, 2014, London Inter-Bank Offered Rate (“LIBOR”) of 0.3%, Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.4% and Singapore Swap Offer Rate (“SOR”) of 0.7% plus the applicable interest rate spread in accordance with the respective debt agreements.

(4)
We are party to tenant lease termination and asset purchase agreements. Under the agreement for The Grand Canal Shoppes sale, we are obligated to fulfill the lease termination and asset purchase agreements.

(5)	We are party to employment agreements with three of our executive officers, with remaining terms of one to five years.

(6)	We are party to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macao law.

(7)	We are party to certain leaseback agreements for the theater, gondola and certain office and retail space related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo.

(8)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2014, the annual premium is approximately $42.7 million payable to the Macao government through the termination of the gaming subconcession in June 2022.

(9)	We are party to a 99-year lease agreement (89 years remaining) for a parking structure located adjacent to The Venetian Las Vegas.

(10)	We are party to certain operating leases for real estate, various equipment and service arrangements.

(11)
As of December 31, 2014, we had a $12.2 million liability related to unrecognized tax benefits; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 23.0%, 31.0% and 72.3% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2014. Our allowance for doubtful casino accounts was 33.8% and 29.3% of gross casino receivables as of December 31, 2014 and 2013, respectively. The credit extended to our junkets can be offset by the commissions payable to said junkets, which is considered in the establishment of the allowance for doubtful accounts. Our allowance for doubtful accounts from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined that such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2014, we had net property and equipment of $15.37 billion, representing 68.7% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

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
Indefinite Useful Life Assets
As of December 31, 2014, we had a $50.0 million asset related to our Sands Bethlehem gaming license and a $16.5 million asset related to our Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are assessed regularly to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing our impairment analysis, we may first conduct a qualitative assessment to determine whether we believe it is “more-likely-than-not” that the asset is impaired. If we elect to perform a qualitative assessment and we determine it is “more-likely-than-not” that the asset is impaired after assessing the qualitative factors, we then perform an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
If a quantitative impairment test is to be performed to estimate the fair value of our intangible assets, our fair value analysis would be based on expected adjusted property EBITDA, combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which are discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the casino industry in general.

Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. If we determine a qualitative assessment is to be performed, we assess certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, operating results and projected operating results, and macro-economic and industry conditions.
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
During the years ended December 31, 2014 and 2013, we recorded stock-based compensation expense of $48.1 million and $53.4 million, respectively. As of December 31, 2014, under the 2004 plan there was $41.5 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $15.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 4.6 years and 1.6 years, respectively.
As of December 31, 2014, under the SCL Equity Plan there was $32.6 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options and there was $13.5 million of unrecognized compensation cost related to unvested restricted stock units. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.7 years and 2.5 years, respectively.
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

We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $215.2 million and $217.8 million, as of December 31, 2014 and 2013, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $2.27 billion and $1.30 billion as of December 31, 2014 and 2013, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made.
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
Our major tax jurisdictions are the U.S., Macao, and Singapore. We are subject to examination for years beginning 2010 in the U.S., Macao and Singapore. The Inland Revenue Authority of Singapore is currently performing a compliance review of the Marina Bay Sands tax return for tax years 2010 through 2012.
Recent Accounting Pronouncements
See related disclosure at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt, which we may manage through the use of interest rate cap agreements. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on December 31, 2014, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the years ending December 31:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
	(In millions)
LIABILITIES
Long-term debt
Variable rate	$95.7	$95.7	$327.5	$1,686.5	$2,149.3	$5,624.9	$9,979.6	$9,778.8
Average interest rate(2)	2.6%	2.6%	1.9%	1.8%	2.0%	2.5%	2.3%
ASSETS
Cap Agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—
_________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for fixed rate indebtedness or current LIBOR, HIBOR and SOR for variable rate indebtedness. Based on variable rate debt levels as of December 31, 2014, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $89.2 million.

(3)	As of December 31, 2014, we have 4 interest rate cap agreements with a nominal aggregate fair value based on quoted market values from the institutions holding the agreements.
Borrowings under the 2013 U.S. Credit Facility, as amended, bear interest, at our option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 1.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 2.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility (subject to a Eurodollar rate floor of 0.75%), respectively. Borrowings under the 2011 VML Credit Facility bear interest, at our option, at either an adjusted Eurodollar rate or HIBOR, plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the maximum leverage ratio set forth in the credit facility agreement, as amended. The credit spread for the Extended 2011 VML Term and Revolving Facilities ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate. The credit spread for the Extended 2011 VML Term and Revolving Facilities ranges from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum, which is subject to reduction based on a ratio of debt to Adjusted EBITDA. Borrowings under the airplane financings bear interest at LIBOR plus 1.25% or 1.5% per annum.
Foreign currency transaction gains for the year ended December 31, 2014, were $1.8 million primarily due to Singapore dollar denominated intercompany debt held in the U.S., partially offset by U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2014, an assumed 10% change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $32.4 million and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $13.7 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Las Vegas Sands Corp.

We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended. Our audits also included the financial information for the years ended December 31, 2014 and 2013 in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2012, before the effects of the retrospective adjustments to the Condensed Consolidating Financial Information for a change in the composition of the Restricted Subsidiaries discussed in Note 18 to the consolidated financial statements, were audited by other auditors whose report, dated March 1, 2013, expressed an unqualified opinion on those statements.
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
In our opinion, such 2014 and 2013 consolidated financial statements present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information for the years ended December 31, 2014 and 2013 in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole for those periods then ended, present fairly, in all material respects, the information set forth therein.
We have also audited the adjustments to Note 18 of the 2012 consolidated financial statements to retrospectively adjust the Condensed Consolidating Financial Information for a change in the composition of Restricted Subsidiaries in 2013, as discussed in Note 18 to the consolidated financial statements. Our procedures included (1) comparing the previously reported consolidating financial information to previously issued consolidating financial information in Note 18, (2) comparing the adjustments to the consolidating financial information to the Company’s underlying analysis, and (3) testing the mathematical accuracy of the underlying analysis and the recast consolidating financial information. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Las Vegas Sands Corp.

We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2014 and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Las Vegas Sands Corp.

In our opinion, the consolidated statements of operations, comprehensive income, of equity and cash flows for the year ended December 31, 2012, before the effects of the adjustments to retrospectively reflect the change in the group of subsidiaries that are the Restricted Subsidiaries described in Note 18, present fairly, in all material respects, the results of Las Vegas Sands Corp. and its subsidiaries (the “Company”) operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America (the 2012 financial statements before the effects of the adjustments discussed in Note 18 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 1, 2013

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,506,319	$3,600,414
Restricted cash and cash equivalents	6,566	6,839
Accounts receivable, net	1,510,772	1,762,110
Inventories	41,674	41,946
Prepaid expenses and other	125,168	104,230
Total current assets	5,190,499	5,515,539
Property and equipment, net	15,372,474	15,358,953
Deferred financing costs, net	205,596	185,964
Deferred income taxes, net	31,720	13,821
Leasehold interests in land, net	1,353,090	1,428,819
Intangible assets, net	86,260	102,081
Other assets, net	122,052	119,087
Total assets	$22,361,691	$22,724,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112,721	$119,194
Construction payables	270,929	241,560
Accrued interest payable	7,943	6,551
Other accrued liabilities	1,984,444	2,194,866
Deferred income taxes	12,522	13,309
Income taxes payable	224,201	176,678
Current maturities of long-term debt	99,734	377,507
Total current liabilities	2,712,494	3,129,665
Other long-term liabilities	124,614	112,195
Deferred income taxes	188,935	173,211
Deferred proceeds from sale of The Shoppes at The Palazzo	268,710	268,541
Deferred gain on sale of The Grand Canal Shoppes	37,968	40,416
Deferred rent from mall sale transactions	115,475	116,955
Long-term debt	9,892,913	9,382,752
Total liabilities	13,341,109	13,223,735
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 829,280,328 and 827,273,217 shares issued, and 798,258,172 and 818,702,936 shares outstanding	829	827
Treasury stock, at cost, 31,022,156 and 8,570,281 shares	(2,237,952)	(570,520)
Capital in excess of par value	6,428,762	6,348,065
Accumulated other comprehensive income	76,101	173,783
Retained earnings	2,945,846	1,713,339
Total Las Vegas Sands Corp. stockholders’ equity	7,213,586	7,665,494
Noncontrolling interests	1,806,996	1,835,035
Total equity	9,020,582	9,500,529
Total liabilities and equity	$22,361,691	$22,724,264
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues:
Casino	$12,004,361	$11,386,917	$9,008,158
Rooms	1,540,420	1,380,681	1,154,024
Food and beverage	778,769	730,259	628,528
Mall	553,534	481,400	396,927
Convention, retail and other	548,704	515,179	497,032
	15,425,788	14,494,436	11,684,669
Less — promotional allowances	(841,939)	(724,551)	(553,537)
Net revenues	14,583,849	13,769,885	11,131,132
Operating expenses:
Casino	6,705,534	6,483,718	5,128,036
Rooms	256,835	271,942	237,303
Food and beverage	392,560	369,570	331,210
Mall	69,732	73,358	68,763
Convention, retail and other	320,759	317,869	304,263
Provision for doubtful accounts	186,722	237,786	239,332
General and administrative	1,258,133	1,329,740	1,061,935
Corporate	174,750	189,535	207,030
Pre-opening	26,230	13,339	143,795
Development	14,325	15,809	19,958
Depreciation and amortization	1,031,589	1,007,468	892,046
Amortization of leasehold interests in land	40,598	40,352	40,165
Impairment loss	—	—	143,674
Loss on disposal of assets	6,856	11,156	2,240
	10,484,623	10,361,642	8,819,750
Operating income	4,099,226	3,408,243	2,311,382
Other income (expense):
Interest income	25,643	16,337	23,252
Interest expense, net of amounts capitalized	(274,181)	(271,211)	(258,564)
Other income	1,965	4,321	5,740
Loss on modification or early retirement of debt	(19,942)	(14,178)	(19,234)
Income before income taxes	3,832,711	3,143,512	2,062,576
Income tax expense	(244,640)	(188,836)	(180,763)
Net income	3,588,071	2,954,676	1,881,813
Net income attributable to noncontrolling interests	(747,442)	(648,679)	(357,720)
Net income attributable to Las Vegas Sands Corp.	$2,840,629	$2,305,997	$1,524,093
Earnings per share:
Basic	$3.52	$2.80	$1.89
Diluted	$3.52	$2.79	$1.85
Weighted average shares outstanding:
Basic	806,130,838	822,282,515	806,395,660
Diluted	808,019,219	826,316,108	824,556,036
Dividends declared per common share	$2.00	$1.40	$3.75
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$3,588,071	$2,954,676	$1,881,813
Currency translation adjustment, net of reclassification adjustment and before and after tax	(98,414)	(89,976)	172,788
Total comprehensive income	3,489,657	2,864,700	2,054,601
Comprehensive income attributable to noncontrolling interests	(746,710)	(647,998)	(361,534)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,742,947	$2,216,702	$1,693,067
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total

Balance at January 1, 2012	$733	$—	$5,610,160	$94,104	$2,145,692	$1,588,463	$9,439,152
Net income	—	—	—	—	1,524,093	357,720	1,881,813
Currency translation adjustment, net of reclassification adjustment	—	—	—	168,974	—	3,814	172,788
Exercise of stock options	2	—	40,038	—	—	6,200	46,240
Stock-based compensation	—	—	63,102	—	—	3,264	66,366
Issuance of restricted stock	1	—	(1)	—	—	—	—
Exercise of warrants	88	—	528,820	—	—	—	528,908
Acquisition of remaining shares of noncontrolling interest	—	—	(4,631)	—	—	4,631	—
Dividends declared	—	—	—	—	(3,090,757)	(357,056)	(3,447,813)
Distributions to noncontrolling interests	—	—	—	—	—	(10,466)	(10,466)
Deemed distribution to Principal Stockholder	—	—	—	—	(18,576)	—	(18,576)
Balance at December 31, 2012	824	—	6,237,488	263,078	560,452	1,596,570	8,658,412
Net income	—	—	—	—	2,305,997	648,679	2,954,676
Currency translation adjustment	—	—	—	(89,295)	—	(681)	(89,976)
Exercise of stock options	3	—	60,065	—	—	9,528	69,596
Stock-based compensation	—	—	50,162	—	—	4,156	54,318
Repurchase of common stock	—	(570,520)	—	—	—	—	(570,520)
Exercise of warrants	—	—	350	—	—	—	350
Dividends declared	—	—	—	—	(1,153,110)	(411,359)	(1,564,469)
Distributions to noncontrolling interests	—	—	—	—	—	(11,858)	(11,858)
Balance at December 31, 2013	827	(570,520)	6,348,065	173,783	1,713,339	1,835,035	9,500,529
Net income	—	—	—	—	2,840,629	747,442	3,588,071
Currency translation adjustment	—	—	—	(97,682)	—	(732)	(98,414)
Exercise of stock options	2	—	49,663	—	—	5,985	55,650
Tax shortfall from stock-based compensation	—	—	(12,365)	—	—	—	(12,365)
Stock-based compensation	—	—	43,399	—	—	6,096	49,495
Repurchase of common stock	—	(1,667,432)	—	—	—	—	(1,667,432)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	(487)	(487)
Dividends declared	—	—	—	—	(1,608,122)	(776,570)	(2,384,692)
Distributions to noncontrolling interests	—	—	—	—	—	(9,773)	(9,773)
Balance at December 31, 2014	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$3,588,071	$2,954,676	$1,881,813
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,031,589	1,007,468	892,046
Amortization of leasehold interests in land	40,598	40,352	40,165
Amortization of deferred financing costs and original issue discount	50,978	56,792	50,476
Amortization of deferred gain on and rent from mall sale transactions	(3,928)	(4,944)	(4,944)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	985	1,376	1,732
Non-cash loss on modification or early retirement of debt	15,345	3,255	16,313
Impairment and loss on disposal of assets	6,856	11,156	145,914
Stock-based compensation expense	48,058	53,377	65,428
Provision for doubtful accounts	186,722	237,786	239,332
Foreign exchange gain	(11,842)	(13,029)	(2,799)
Excess tax benefits from stock-based compensation	(3,585)	—	—
Deferred income taxes	(3,235)	(4,245)	5,188
Changes in operating assets and liabilities:
Accounts receivable	37,411	(209,055)	(675,461)
Inventories	(30)	1,113	(8,355)
Prepaid expenses and other	(26,667)	(1,134)	(32,995)
Leasehold interests in land	(3,428)	(47,906)	(45,542)
Accounts payable	(5,215)	13,777	788
Accrued interest payable	1,683	(8,608)	(17,005)
Income taxes payable	60,706	18,911	47,309
Other accrued liabilities	(178,228)	328,294	458,354
Net cash generated from operating activities	4,832,844	4,439,412	3,057,757
Cash flows from investing activities:
Change in restricted cash and cash equivalents	270	(382)	693
Capital expenditures	(1,178,656)	(898,111)	(1,449,234)
Proceeds from disposal of property and equipment	1,818	32,155	2,909
Acquisition of intangible assets	—	(45,871)	—
Net cash used in investing activities	(1,176,568)	(912,209)	(1,445,632)
Cash flows from financing activities:
Proceeds from exercise of stock options	55,650	69,596	46,240
Excess tax benefits from stock-based compensation	3,585	—	—
Repurchase of common stock	(1,676,802)	(561,150)	—
Proceeds from exercise of warrants	—	350	528,908
Dividends paid	(2,386,657)	(1,564,049)	(3,442,312)
Distributions to noncontrolling interests	(9,773)	(11,858)	(10,466)
Deemed distribution to Principal Stockholder	—	—	(18,576)
Proceeds from long-term debt (Note 8)	2,497,725	3,183,107	4,351,486
Repayments of long-term debt (Note 8)	(2,117,466)	(3,513,032)	(4,399,698)
Payments of deferred financing costs	(88,048)	(35,414)	(100,888)
Net cash used in financing activities	(3,721,786)	(2,432,450)	(3,045,306)
Effect of exchange rate on cash	(28,585)	(7,105)	43,229
Increase (decrease) in cash and cash equivalents	(94,095)	1,087,648	(1,389,952)
Cash and cash equivalents at beginning of year	3,600,414	2,512,766	3,902,718
Cash and cash equivalents at end of year	$3,506,319	$3,600,414	$2,512,766

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$206,621	$208,242	$209,091
Cash payments for taxes, net of refunds	$187,897	$173,276	$115,045
Changes in construction payables	$29,369	$(101,812)	$(16,537)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1,437	$941	$938
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$(1,965)	$420	$5,501
Change in common stock repurchase payable included in other accrued liabilities	$(9,370)	$9,370	$—
Disposition of interest in majority owned subsidiary	$487	$—	$—
Acquisition of remaining shares of noncontrolling interest	$—	$—	$4,631
Property and equipment acquired under capital lease	$—	$2,761	$10,109
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
The ordinary shares of the Company’s subsidiary, Sands China Ltd. (“SCL,” the direct or indirect owner and operator of the majority of the Company’s operations in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China), are listed on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession, which expires in June 2022.
The Company owns and operates The Venetian Macao Resort Hotel (“The Venetian Macao”), which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 376,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 925,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). In April 2012, the Company opened the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand. The Company also opened approximately 350,000 square feet of meeting space; several food and beverage establishments; along with the 230,000-square-foot casino and VIP gaming areas, all of which are operated by the Company. In September 2012, the Company opened the second hotel tower consisting of approximately 1,800 rooms under the Sheraton brand and opened the second casino and additional retail, entertainment, dining and meeting facilities, which are operated by the Company. In January 2013, the third hotel tower opened, featuring approximately 2,100 rooms and suites under the Sheraton brand. The Company is constructing the remaining phase of the integrated resort, which includes a fourth hotel and mixed-use tower under the St. Regis brand. The total cost to complete the remaining phase is expected to be approximately $550 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in mid-2015). As of December 31, 2014, the Company has capitalized costs of $4.47 billion for the entire project, including the land premium (net of amortization) and $70.3 million in outstanding construction payables.
The Company owns the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”), which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”), which features approximately 105,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 258,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and is advancing its plans to monetize units within the Four Seasons Apartments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 241,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center”). These Las Vegas properties, situated on or near the Las Vegas Strip, form an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and the Grand Canal Shoppes, which consist of two enclosed retail, dining and entertainment complexes that were sold to GGP Limited Partnership (“GGP,” see “— Note 12 — Mall Sales”).
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
Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company has commenced construction and expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, the Company will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in 2016, subject to Macao government approval. The Company has capitalized costs of $804.3 million, including the land premium (net of amortization) and $90.2 million in outstanding construction payables, as of December 31, 2014. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the development be completed by December 2016. Should the Company determine that it is unable to complete The Parisian Macao or Sands Cotai Central by their respective deadlines, the Company would expect to apply for another extension

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

from the Macao government. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $804.3 million or $4.47 billion in capitalized construction costs and land premiums (net of amortization), as of December 31, 2014, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decide to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of December 31, 2014.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through December 31, 2014, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of approximately $3.51 billion and restricted cash and cash equivalents of $6.6 million as of December 31, 2014. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In March 2014, the Company amended its Macao credit facility, which extended a portion of the term loans under the facility to March 2020 and provides for revolving loan commitments of $2.0 billion (see “— Note 8 — Long-term Debt — Macao Related Debt — 2011 VML Credit Facility”). In August 2014, the Company amended its Singapore credit facility, which extended the term loans under the facility to August 2020 and the revolving loans under the facility to February 2020 (see “— Note 8 — Long-term Debt — Singapore Related Debt — 2012 Singapore Credit Facility”).
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
As of December 31, 2014 and 2013, the Company’s joint ventures had total assets of $85.0 million and $103.9 million, respectively, and total liabilities of $130.6 million and $125.4 million, respectively.
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
The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on an analysis of the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and the Company applies standard reserve percentages to aged account balances under the specified dollar amount. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change.
Inventories
Inventories consist primarily of food, beverage, retail products, and operating supplies, which are stated at the lower of cost or market. Cost is determined by the weighted average and specific identification methods.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the years ended December 31, 2014 and 2013, no assets were impaired. During December 31, 2012, the Company recognized an impairment loss of $143.7 million, primarily related to $100.7 million of capitalized construction costs related to the Company’s former Cotai Strip development (referred to as parcels 7 and 8) and a $42.9 million impairment due to the termination of ZAiA at The Venetian Macao.
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2014, 2013 and 2012, the Company capitalized interest expense of $9.3 million, $4.7 million and $49.3 million, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company capitalized approximately $32.6 million, $24.2 million and $20.3 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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
Indefinite Useful Life Assets
Assets with indefinite useful lives are regularly assessed to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing the impairment analysis, the Company may first conduct a qualitative assessment to determine whether it is “more-likely-than-not” that the asset is impaired. If the Company elects to perform a qualitative assessment and it is determined that it is “more-likely-than-not” that the asset is impaired after assessing the qualitative factors, the Company then performs an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the asset is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the asset does not exceed the fair value, no impairment is recognized.
As of December 31, 2014, the Company had assets of $50.0 million and $16.5 million related to its Sands Bethlehem gaming license and table games certificate, respectively, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. For the year ended December 31, 2014, the Company elected to perform a quantitative analysis given that the last quantitative analysis performed was during the year ended December 31, 2011. The fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property EBITDA (as defined in “— Note 17 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. For the years ended December 31, 2013 and 2012, the annual impairment analysis included

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

an assessment of certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, current year and projected operating results, and macro-economic and industry conditions. The Company considered the qualitative factors and determined that it was not “more-likely-than-not” that the indefinite lived intangible assets were impaired.
Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate. No impairment charge related to these assets was recorded for the years ended December 31, 2014, 2013 and 2012.
Revenue Recognition and Promotional Allowances
Casino revenue is the aggregate of gaming wins and losses. The commissions rebated directly or indirectly through junkets to customers, cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gross casino revenue. Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer and are included in convention, retail and other revenues. Mall revenue is primarily generated from base rents and overage rents received through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the thresholds are met. Convention revenues are recognized when the related service is rendered or the event is held.
In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rooms	$463,920	$366,353	$256,738
Food and beverage	243,605	222,195	185,292
Convention, retail and other	134,414	136,003	111,507
	$841,939	$724,551	$553,537
The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rooms	$100,353	$88,379	$62,201
Food and beverage	176,883	167,223	140,403
Convention, retail and other	100,618	88,214	73,106
	$377,854	$343,816	$275,710
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as a casino expense in the accompanying consolidated

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

statements of operations. These taxes were $4.65 billion, $4.54 billion and $3.53 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $140.4 million, $117.8 million and $97.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Comprehensive Income and Accumulated Other Comprehensive Income
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. The balance of accumulated other comprehensive income consisted solely of foreign currency translation adjustments. During the year ended December 31, 2012, a $6.6 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income and comprehensive income to net income. This amount is included in other income in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	806,130,838	822,282,515	806,395,660
Potential dilution from stock options, warrants and restricted stock and stock units	1,888,381	4,033,593	18,160,376
Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	808,019,219	826,316,108	824,556,036
Antidilutive stock options excluded from the calculation of diluted earnings per share	6,024,025	4,455,109	4,700,981
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
The Company recorded valuation allowances on the net deferred tax assets of certain foreign jurisdictions of $215.2 million and $217.8 million, as of December 31, 2014 and 2013, respectively, and a valuation allowance on certain deferred tax assets of its U.S. operations of $2.27 billion and $1.30 billion as of December 31, 2014 and 2013, respectively, which increased during the current year primarily due to an increase in U.S. foreign tax credits. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made.
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
Note 3 — Accounts Receivable, Net
Accounts receivable consists of the following (in thousands):

	December 31,
	2014	2013
Casino	$1,957,799	$2,110,749
Mall	103,093	125,761
Rooms	74,983	106,935
Other	48,182	48,392
	2,184,057	2,391,837
Less — allowance for doubtful accounts	(673,285)	(629,727)
	$1,510,772	$1,762,110

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 4 — Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Land and improvements	$551,625	$553,561
Building and improvements	15,187,427	15,226,566
Furniture, fixtures, equipment and leasehold improvements	3,065,859	2,849,502
Transportation	454,278	439,976
Construction in progress	1,796,554	1,150,349
	21,055,743	20,219,954
Less — accumulated depreciation and amortization	(5,683,269)	(4,861,001)
	$15,372,474	$15,358,953
Construction in progress consists of the following (in thousands):

	December 31,
	2014	2013
The Parisian Macao	$749,176	$318,914
Four Seasons Macao (principally the Four Seasons Apartments)	417,920	394,404
Sands Cotai Central	289,518	111,704
Other	339,940	325,327
	$1,796,554	$1,150,349
The $339.9 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo," see “— Note 12 — Mall Sales — The Shoppes at The Palazzo”). Under terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $228.5 million (net of $82.9 million of accumulated depreciation) as of December 31, 2014, will continue to be recorded on the Company’s consolidated balance sheet and will continue to be depreciated in the Company’s consolidated statement of operations.
The cost and accumulated depreciation of property and equipment that the Company is leasing to third parties, primarily as part of its mall operations, was $1.13 billion and $251.0 million, respectively, as of December 31, 2014. The cost and accumulated depreciation of property and equipment that the Company is leasing to these third parties was $1.04 billion and $203.3 million, respectively, as of December 31, 2013.
The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $38.4 million and $14.6 million, respectively, as of December 31, 2014. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $41.0 million and $12.5 million, respectively, as of December 31, 2013.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the years ended December 31, 2014 and 2013, no assets were impaired. In May 2012, the Company withdrew its appeal regarding the Company’s application not being approved by the Macao government for a land concession related to its Cotai Strip development (formerly referred to as parcels 7 and 8) and recorded an impairment loss of $100.7 million during the year ended December 31, 2012, related to the capitalized construction costs of this development. The Company also recorded a one-time impairment loss of $42.9 million related to the termination of the ZAiA show at The Venetian Macao during the year ended December 31, 2012.
Note 5 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following (in thousands):

	December 31,
	2014	2013
Marina Bay Sands	$1,038,636	$1,083,249
Sands Cotai Central	237,050	236,588
The Venetian Macao	178,203	176,536
Four Seasons Macao	88,232	87,620
The Parisian Macao	74,298	74,102
Sands Macao	28,022	27,795
	1,644,441	1,685,890
Less — accumulated amortization	(291,351)	(257,071)
	$1,353,090	$1,428,819
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $40.6 million, $40.4 million and $40.2 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future amortization expense is approximately $39.4 million for each of the next five years and $1.40 billion thereafter at exchange rates in effect on December 31, 2014.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on the sites on which The Venetian Macao, Four Seasons Macao and Sands Cotai Central are located and The Parisian Macao is being constructed. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as annual rent for the term of the land concessions.
In addition to the land premium payments for the Macao leasehold interests in land, the Company is required to make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2014, the Company was obligated under its land concessions to make future rental payments as follows (in thousands):

2015	$5,096
2016	5,276
2017	5,276
2018	5,276
2019	5,276
Thereafter	70,536
$96,736

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 — Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
Sands Bethlehem gaming license and certificate	$66,500	$66,500

Marina Bay Sands gaming license	43,091	44,942
Less — accumulated amortization	(24,139)	(10,195)
	18,952	34,747
Trademarks and other	1,116	1,141
Less — accumulated amortization	(308)	(307)
	808	834
Total intangible assets, net	$86,260	$102,081
In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50.0 million and $16.5 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2013, the Company paid 57.0 million Singapore dollars ("SGD," approximately $43.1 million at exchange rates in effect on December 31, 2014) to the Singapore Casino Regulatory Authority (the “CRA”) as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2016, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA.
Amortization expense was $15.1 million, $13.6 million and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future amortization expense is approximately $14.4 million and $4.6 million for the years ending December 2015 and 2016, respectively.
Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Outstanding gaming chips and tokens	$581,187	$572,121
Customer deposits	464,588	450,550
Taxes and licenses	349,455	570,111
Payroll and related	296,791	308,404
Other accruals	292,423	293,680
	$1,984,444	$2,194,866

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $9,643 and $11,250, respectively)	$2,217,857	$2,238,750
2013 U.S. Credit Facility — Revolving	1,020,000	590,000
Airplane Financings	63,671	67,359
HVAC Equipment Lease	16,619	18,140
Other	401	2,335
Macao Related:
2011 VML Credit Facility — Extended Term	2,388,244	—
2011 VML Credit Facility — Term	—	3,208,869
2011 VML Credit Facility — Extended Revolving	820,024	—
Other	5,694	7,910
Singapore Related:
2012 Singapore Credit Facility — Term	3,460,137	3,626,896
	9,992,647	9,760,259
Less — current maturities	(99,734)	(377,507)
Total long-term debt	$9,892,913	$9,382,752
Corporate and U.S. Related Debt
2013 U.S. Credit Facility
In December 2013, the Company entered into a $3.5 billion senior secured credit facility (the “2013 U.S. Credit Facility”), which consists of a $2.25 billion funded term B loan (the “2013 U.S. Term B Facility”) with an original issue discount of $11.3 million and a $1.25 billion revolving credit facility (the “2013 U.S. Revolving Facility”). The borrowings under the 2013 U.S. Credit Facility were used to repay the outstanding balance on the Senior Secured Credit Facility (further described below). The Company recorded a $14.2 million loss on modification or early retirement of debt during the year ended December 31, 2013. As of December 31, 2014, the Company had $224.3 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit.
The 2013 U.S. Term B Facility matures on December 19, 2020, and is subject to quarterly amortization payments of $5.6 million, which began on March 31, 2014, followed by a balloon payment of $2.10 billion due on December 19, 2020. The 2013 U.S. Revolving Facility has no interim amortization payments and matures on December 19, 2018.
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
Borrowings under the 2013 U.S. Credit Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 1.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 2.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility (subject to a Eurodollar rate floor of 0.75%), respectively

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(the interest rates were set at 1.7% and 3.3%, respectively, as of December 31, 2014). The weighted average interest rate for the 2013 U.S Credit Facility was 2.8% and 2.9% during the years ended December 31, 2014 and 2013.
The Company pays a commitment fee of 0.35% per annum on the undrawn amounts under the 2013 U.S. Revolving Facility, which will be reduced if certain corporate ratings are achieved, subject to certain additional conditions.
The 2013 U.S. Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The 2013 U.S. Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, a maximum ratio of net debt outstanding to adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”) to the extent there is an outstanding balance on the 2013 U.S. Revolving Facility or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all applicable quarterly periods through maturity. The 2013 U.S. Credit Facility also contains conditions and events of default customary for such financings. As of December 31, 2014, approximately $4.64 billion of net assets of LVSLLC were restricted from being distributed under the terms of the 2013 U.S. Credit Facility.
Senior Secured Credit Facility
In May 2007, the Company entered into a $5.0 billion senior secured credit facility (the “Senior Secured Credit Facility”), which originally consisted of $4.0 billion in funded and delayed draw term loans and a $1.0 billion revolving credit facility (the “Revolving Facility”). As part of an amendment to the facility in August 2010, certain lenders elected to extend the maturity of $1.91 billion in aggregate principal amount of the term loans (the “Extended Term Loans”) and to extend the availability of $532.5 million of the Revolving Facility (the "Extended Revolving Facility"). As part of the extension, the Company was required to pay down $1.0 billion in aggregate principal amount of the Extended Term Loans and the commitments under the Revolving Facility were reduced from $1.0 billion to $750.0 million. In addition to the pay down of $1.0 billion of the Extended Term Loans described above, the Company paid down $775.9 million under the Revolving Facility during the year ended December 31, 2010 and terminated the Revolving Facility in December 2011. The Company paid down $400.0 million under the Senior Secured Credit Facility in June 2012 and recorded a $1.6 million loss on early retirement of debt as a result during the year ended December 31, 2012.
Borrowings under the Senior Secured Credit Facility, as amended, bore interest, at the Company’s option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a credit spread. For base rate borrowings, the initial credit spread was 0.75% per annum for the term loans and 1.25% per annum and 1.75% per annum for the Extended Revolving Facility and the Extended Term Loans, respectively. For Eurodollar rate borrowings, the initial credit spread was 1.75% per annum for the term loans and 2.25% per annum and 2.75% per annum for the Extended Revolving Facility and Extended Term Loans, respectively. The weighted average interest rate for the Senior Secured Credit Facility was 2.3% for the year ended December 31, 2013.
Senior Notes
In March 2012, the Company redeemed the remaining balance of its 6.375% senior notes (the "Senior Notes") outstanding for $191.7 million and recorded a $2.8 million loss on early retirement of debt during the year ended December 31, 2012.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72.0 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten-year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 1.8% as of December 31, 2014). The amortizing notes, totaling $28.8 million, are subject to quarterly amortization payments of $0.7 million, which began June 1, 2007. The balloon notes, totaling $43.2 million, mature on March 1,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2017, and have no interim amortization payments. The weighted average interest rate on the notes was 1.8% during the years ended December 31, 2014 and 2013.
In April 2007, the Company entered into promissory notes totaling $20.3 million to finance the purchase of an additional airplane. The notes have ten-year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 1.6% as of December 31, 2014). The $8.1 million amortizing note is subject to quarterly amortization payments of $0.2 million, which began June 30, 2007. The $12.2 million balloon note matures on March 31, 2017, and has no interim amortization payments. The weighted average interest rate on the notes was 1.5% and 1.6% during the years ended December 31, 2014 and 2013, respectively.
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
Macao Related Debt
2011 VML Credit Facility
On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC, the Borrower, and Venetian Macau Limited ("VML"), as guarantor, entered into a credit agreement (the “2011 VML Credit Facility”), which provided for up to $3.7 billion (or equivalent in Hong Kong dollars or Macao patacas) and consisted of a $3.2 billion term loan (the “2011 VML Term Facility”) that was fully drawn on November 15, 2011, and a $500.0 million revolving facility (the “2011 VML Revolving Facility”), that was available until October 15, 2016. Borrowings under the facility were used to repay outstanding indebtedness under previous credit facilities (the "VML Credit Facility" and the "VOL Credit Facility") and would be used for working capital requirements and general corporate purposes, including for the development, construction and completion of certain components of Sands Cotai Central.
During March 2014, the Company amended its 2011 VML Credit Facility to, among other things, modify certain financial covenants, as discussed further below. In addition to the amendment, certain lenders extended the maturity of $2.39 billion in aggregate principal amount of the 2011 VML Term Facility to March 31, 2020 (the "Extended 2011 VML Term Facility"), and, together with new lenders, provided $2.0 billion in aggregate principal amount of revolving loan commitments (the "Extended 2011 VML Revolving Facility"). A portion of the revolving proceeds were used to pay down the $819.7 million in aggregate principal balance of the 2011 VML Term Facility loans that were not extended. The Company recorded an $18.0 million loss on modification or early retirement of debt during the year ended December 31, 2014, in connection with the pay down and extension. Borrowings under the Extended 2011 VML Revolving Facility are being used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes. As of December 31, 2014, the Company had $1.18 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Commencing with the quarterly period ending June 30, 2017, and at the end of each subsequent quarter through March 31, 2018, the 2011 VML Credit Facility, as amended, requires the borrower to repay the outstanding Extended 2011 VML Term Facility on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of March 31, 2014 (the “Macao Restatement Date”). Commencing with the quarterly period ending on June 30, 2018, and at the end of each subsequent quarter through March 31, 2019, the borrower is required to repay the outstanding Extended 2011 VML Term Facility on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Macao Restatement Date. For the quarterly periods ending on June 30 through December 31, 2019, the borrower is required to repay the outstanding Extended 2011 VML Term Facility on a pro rata basis in an amount equal to 12.0% of the aggregate principal amount outstanding as of the Macao Restatement Date. The remaining balance on the Extended 2011 VML Term Facility is due on the maturity date. The Extended 2011 VML Revolving Facility has no interim amortization payments and matures on March 31, 2020.
Borrowings for all loans bear interest, as amended, at the Company's option, at either the adjusted Eurodollar rate or Hong Kong Inter-bank Offered Rate (“HIBOR”), plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the maximum leverage ratio as set forth in the credit facility agreement, as amended. The credit spread for the Extended 2011 VML Term and Revolving Facilities ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate. The credit spread for the Extended 2011 VML Term and Revolving Facilities ranges from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate (interest rates set at 1.4% and 1.5%, respectively, as of December 31, 2014). On the Macao Restatement Date, the credit spread for the Extended 2011 VML Term and Revolving Facilities was 0.375% per annum for loans accruing interest at the base rate and 1.375% per annum for loans accruing interest at the adjusted Eurodollar or HIBOR rate. The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the Extended 2011 VML Revolving Facility. The weighted average interest rate on the 2011 VML Credit Facility was 1.5% and 1.8% for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, the Company had no interest rate cap agreements in place related to the 2011 VML credit facility. As of December 31, 2013, the Company had interest rate cap agreements in place with a combined notional amount of $1.60 billion, an expiration date of November 2014, and strike rates of 2.0% and 2.25%. As of December 31, 2012, the Company had interest rate cap agreements in place with a combined notional amount of $1.70 billion, expiration dates ranging from September 2013 to November 2014, and strike rates of 2.0% and 3.5%. The provisions of the interest rate cap agreements entitled the Company to receive from the counterparty the amounts, if any, by which the selected market interest rates exceeded the strike rates as stated in such agreements. There was no net effect on interest expense as a result of these interest rate cap agreements for the years ended December 31, 2014, 2013 and 2012.
The 2011 VML Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions, and use of proceeds from the facility. The 2011 VML Credit Facility also requires the Borrower and VML to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to net interest expense. The maximum leverage ratio, as amended, is 4.5x for the quarterly periods ending December 31, 2014 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. The 2011 VML Credit Facility also contains events of default customary for such financings.
Ferry Financing
In May 2012, the Company repaid the $131.6 million outstanding balance under its senior secured credit facility (the "Ferry Financing") and recorded a $1.7 million loss on early retirement of debt during the year ended December 31, 2012.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a SGD 5.1 billion (approximately $3.86 billion at exchange rates in effect on December 31, 2014) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.6 billion (approximately $3.48 billion at exchange rates in effect on December 31, 2014) term loan (the “2012 Singapore Term Facility”) and a SGD 500.0 million (approximately $378.0 million at exchange rates in effect on December 31, 2014) revolving facility (the “2012 Singapore Revolving Facility”) that was available until November 25, 2017, which includes a SGD 100.0 million (approximately $75.6 million at exchange rates in effect on December 31, 2014) ancillary facility (the “2012 Singapore Ancillary Facility”). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility. The Company recorded a $13.1 million loss on modification or early retirement of debt during the year ended December 31, 2012, as part of the refinancing of the facility.
In August 2014, the Company amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020. The Company recorded a $2.0 million loss on modification or early retirement of debt during the year ended December 31, 2014, in connection with the extension. As of December 31, 2014, the Company had SGD 492.9 million (approximately $372.6 million at exchange rates in effect on December 31, 2014) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment and certain other excluded assets.
Commencing with the quarterly period ending December 31, 2014, and at the end of each subsequent quarter through September 30, 2018, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of August 29, 2014 (the "Singapore Restatement Date"). Commencing with the quarterly period ending December 31, 2018, and at the end of each subsequent quarter through September 30, 2019, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. Commencing with the quarterly period ending December 31, 2019, and at the end of each subsequent quarter through June 30, 2020, and on the maturity date, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. The 2012 Singapore Revolving Facility has no interim amortization payments and matures on February 28, 2020.
Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate ("SOR") plus a spread of 1.85% per annum. Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA (interest rate set at approximately 2.1% as of December 31, 2014). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 1.8% and 1.9% for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, the Company had interest rate cap agreements in place with a combined notional amount of SGD 300 million (approximately $226.8 million at exchange rates in effect on December 31, 2014), expiration dates ranging from April 2015 to May 2016 and strike rates of 3.0% and 3.5%. As of December 31, 2013, the Company had interest rate cap agreements in place with a combined notional amount of SGD 1.45 billion (approximately $1.10 billion at exchange rates in effect on December 31, 2014), expiration dates ranging from May 2014 to May 2016 and strike rates of 3.0% and 3.5%. As of December 31, 2012, the Company had interest rate cap agreements in place with a combined notional amount of SGD 1.77 billion (approximately $1.33 billion at exchange rates in effect on December

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

31, 2014), expiration dates ranging from January 2013 to May 2015, and strike rates ranging from 3.0% to 4.5%. The provisions of the interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates as stated in such agreements. There was no net effect on interest expense as a result of these interest rate cap agreements for the years ended December 31, 2014, 2013 and 2012.
The 2012 Singapore Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The 2012 Singapore Credit Facility also requires MBS to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense and a positive net worth requirement. The maximum leverage ratio, as amended, is 3.5x for the quarterly periods ending December 31, 2014 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. The 2012 Singapore Credit Facility also contains events of default customary for such financings.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Proceeds from 2013 U.S. Credit Facility	$1,678,000	$2,828,750	$—
Proceeds from 2011 VML Credit Facility	819,725	—	—
Proceeds from Senior Secured Credit Facility	—	250,000	400,000
Proceeds from 2012 Singapore Credit Facility	—	104,357	3,951,486
	$2,497,725	$3,183,107	$4,351,486
Repayments on 2013 U.S. Credit Facility	$(1,270,500)	$—	$—
Repayments on 2011 VML Credit Facility	(819,680)	—	—
Repayments on 2012 Singapore Credit Facility	(17,930)	(430,504)	—
Repayments on Senior Secured Credit Facility	—	(3,073,038)	(425,555)
Repayments on Singapore Credit Facility	—	—	(3,635,676)
Redemption or repurchase and cancellation of Senior Notes	—	—	(189,712)
Repayments on Airplane Financings	(3,688)	(3,688)	(3,688)
Repayments on Ferry Financing	—	—	(140,337)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(5,668)	(5,802)	(4,730)
	$(2,117,466)	$(3,513,032)	$(4,399,698)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt outstanding as of December 31, 2014, are summarized as follows (in thousands):

	Capital Lease Obligations	Long-term Debt
2015	$5,368	$95,738
2016	4,824	95,738
2017	3,448	327,465
2018	2,357	1,686,482
2019	11,561	2,149,263
Thereafter	—	5,624,890
	27,558	9,979,576
Less — amount representing interest	(4,844)	—
Total	$22,714	$9,979,576
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2014 and 2013, was approximately $9.78 billion and $9.72 billion, respectively, compared to its carrying value of $9.98 billion and $9.74 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 9 — Equity
Preferred Stock and Warrants
In November 2008, the Company issued 10,446,300 shares of its 10% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) and warrants to purchase up to an aggregate of approximately 174,105,348 shares of common stock at an exercise price of $6.00 per share and an expiration date of November 16, 2013 (the “Warrants”). Units consisting of one share of Preferred Stock and one Warrant to purchase 16.6667 shares of common stock were sold for $100 per unit. Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,196,300 shares to the public together with Warrants to purchase up to an aggregate of approximately 86,605,173 shares of its common stock. Of the 10,446,300 shares of Preferred Stock issued, the Company issued 5,250,000 shares to the Principal Stockholder’s family together with Warrants to purchase up to an aggregate of approximately 87,500,175 shares of its common stock. In November 2011, the Company redeemed all of the Preferred Stock outstanding.
During the year ended December 31, 2013, the remaining 3,500 Warrants issued to the public were exercised to purchase an aggregate of 64,562 shares of the Company’s common stock at $6.00 per share and $0.3 million in cash was received as settlement of the Warrant exercise price. During the year ended December 31, 2012, 39,070 Warrants issued to the public were exercised to purchase an aggregate of 655,496 shares of the Company’s common stock at $6.00 per share and $3.9 million in cash was received as settlement of the Warrant exercise price.
On March 2, 2012, the Principal Stockholder’s family exercised all of their outstanding Warrants to purchase 87,500,175 shares of the Company’s common stock for $6.00 per share and paid $525.0 million in cash as settlement of the Warrant exercise price.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Common Stock
Dividends
On March 31, June 30, September 30 and December 29, 2014, the Company paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the year ended December 31, 2014, the Company recorded $1.61 billion as a distribution against retained earnings (of which $863.3 million related to the Principal Stockholder’s family and the remaining $744.8 million related to all other shareholders).
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
In January 2015, as part of a regular cash dividend program, the Company’s Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $519 million) to be paid on March 31, 2015, to shareholders of record on March 23, 2015.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expires in June 2015, but was completed during the year ended December 31, 2014. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2014 and 2013, the Company repurchased 22,406,655 and 8,570,281 shares, respectively, of its common stock for $1.66 billion and $570.5 million, respectively, (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury stock.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2012	733,249,698
Exercise of stock options	2,387,831
Issuance of restricted stock	516,556
Forfeiture of unvested restricted stock	(12,000)
Exercise of warrants	88,155,671
Balance as of December 31, 2012	824,297,756
Exercise of stock options	2,777,127
Issuance of restricted stock	146,848
Forfeiture of unvested restricted stock	(13,076)
Repurchase of common stock	(8,570,281)
Exercise of warrants	64,562
Balance as of December 31, 2013	818,702,936
Exercise of stock options	1,955,108
Issuance of restricted stock	31,137
Vesting of restricted stock units	29,541
Forfeiture of unvested restricted stock	(8,675)
Repurchase of common stock	(22,451,875)
Balance as of December 31, 2014	798,258,172
Other Equity Transactions
In addition to the shares repurchased under the share repurchase program, during the year ended December 31, 2014, the Company repurchased 45,220 shares in satisfaction of tax withholding and exercise price obligations on vested restricted stock and a stock option exercise.
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
Noncontrolling Interests
SCL
On February 26, 2014, SCL paid a dividend of 0.87 Hong Kong dollar ("HKD") per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share (a total of $2.60 billion) to SCL shareholders (of which the Company retained $1.82 billion).
On February 28 and June 21, 2013, SCL paid a dividend of HKD 0.67 and HKD 0.66 per share, respectively (a total of $1.38 billion), to SCL shareholders (of which the Company retained $970.2 million).
On February 28 and June 22, 2012, SCL paid a dividend of HKD 0.58 per share (a total of $1.20 billion) to SCL shareholders (of which the Company retained $844.4 million).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2015, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.03 billion, of which the Company retained $722 million) to SCL shareholders of record on February 13, 2015, which was paid on February 27, 2015.
Other
In April 2014, the Company disposed of its interest in one of its majority owned subsidiaries, resulting in a loss of $0.5 million, which was included in loss on disposal of assets during the year ended December 31, 2014. In addition, during the years ended December 31, 2014, 2013 and 2012, the Company distributed $9.8 million, $11.9 million and $10.5 million, respectively, to certain of its noncontrolling interests.
Note 10 — Income Taxes
Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Foreign	$3,799,941	$3,109,982	$2,089,243
Domestic	32,770	33,530	(26,667)
Total income before income taxes	$3,832,711	$3,143,512	$2,062,576
The components of the income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Foreign:
Current	$252,476	$195,154	$163,199
Deferred	(1,369)	(6,318)	17,848
Federal:
Current	(4,601)	(2,073)	12,379
Deferred	(1,866)	2,073	(12,660)
State:
Current	—	—	(3)
Deferred	—	—	—
Total income tax expense	$244,640	$188,836	$180,763

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. foreign tax credits	(80.3)%	(19.0)%	(162.1)%
Repatriation of foreign earnings	53.6%	14.6%	110.5%
Change in valuation allowance	26.7%	6.0%	54.3%
Foreign and U.S. tax rate differential	(20.9)%	(21.1)%	(20.8)%
Tax exempt income of foreign subsidiary (Macao)	(8.5)%	(9.6)%	(10.0)%
Change in uncertain tax positions	—%	—%	0.7%
Other, net	0.8%	0.1%	1.2%
Effective tax rate	6.4%	6.0%	8.8%
The Company’s foreign and U.S. tax rate differential reflects the fact that income earned and reinvested in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to Las Vegas Sands Corp. would have been reduced by $219.8 million, $207.7 million and $139.8 million, and diluted earnings per share would have been reduced by $0.27, $0.25 and $0.17 per share for the years ended December 31, 2014, 2013 and 2012, respectively. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018 that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on December 31, 2014) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2013, the Company and the Internal Revenue Service ("IRS") entered into a Pre-Filing Agreement providing that the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The primary tax affected components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
U.S. foreign tax credit carryforwards	$2,257,048	$1,280,121
Net operating loss carryforwards	255,623	245,652
Pre-opening expenses	32,773	39,409
Stock-based compensation	31,565	46,952
Accrued expenses	31,563	36,746
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	31,412	33,008
Allowance for doubtful accounts	30,861	26,392
State deferred items	12,361	14,109
Other tax credit carryforwards	2,059	181
Other	5,443	6,362
	2,690,708	1,728,932
Less — valuation allowances	(2,484,653)	(1,519,268)
Total deferred tax assets	206,055	209,664
Deferred tax liabilities:
Property and equipment	(319,354)	(338,284)
Prepaid expenses	(5,836)	(8,966)
Other	(50,602)	(35,113)
Total deferred tax liabilities	(375,792)	(382,363)
Deferred tax liabilities, net	$(169,737)	$(172,699)
The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2014 and 2013, the Company has windfall tax benefits of $354.6 million and $273.1 million, respectively, which are not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.
During the year ended December 31, 2014, certain wholly owned foreign subsidiaries paid dividends resulting in incremental U.S. taxable income. The receipt of the dividends did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the dividends. In addition, the dividends generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2014. The Company’s U.S. foreign tax credit carryforwards were $2.43 billion and $1.42 billion as of December 31, 2014 and 2013, respectively, which will begin to expire in 2021. The Company’s state net operating loss carryforwards were $251.2 million and $242.1 million as of December 31, 2014 and 2013, respectively, which will begin to expire in 2024. The Company’s U.S. general business credits were $2.1 million and $0.2 million as of December 31, 2014 and 2013, respectively, which will begin to expire in 2032. There was a valuation allowance of $2.27 billion and $1.30 billion as of December 31, 2014 and 2013, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition. Net operating loss carryforwards for the Company’s foreign subsidiaries were $2.07 billion and $1.99 billion as of December 31, 2014 and 2013, respectively, which begin to expire in 2015. There are valuation allowances of $215.2 million and $217.8 million, as of December 31, 2014 and 2013, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company has a plan for reinvestment of the undistributed earnings of its foreign subsidiaries attributable to periods before January 1, 2014, which demonstrates such earnings will be indefinitely reinvested in the applicable jurisdictions. The Company does not consider current year's tax earnings and profits of certain of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. As of December 31, 2014 and 2013, the amount of earnings and profits of foreign subsidiaries that the Company does not intend to repatriate was $6.07 billion and $5.94 billion, respectively. Should these earnings be distributed in the form of dividends or otherwise, the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income taxes and other foreign taxes that would result from a distribution. The Company's cumulative temporary difference is less than its earnings and profits.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at the beginning of the year	$56,659	$59,338	$43,411
Additions to tax positions related to prior years	1,101	4,431	8,959
Reductions to tax positions related to prior years	(462)	(12,063)	—
Additions to tax positions related to current year	6,196	5,706	6,968
Settlements	—	(753)	—
Lapse in statutes of limitations	(729)	—	—
Balance at the end of the year	$62,765	$56,659	$59,338
As of December 31, 2014 and 2013, unrecognized tax benefits of $50.6 million and $43.4 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2014, 2013 and 2012, unrecognized tax benefits of $12.2 million, $13.3 million and $59.3 million, respectively, were recorded in other long-term liabilities.
Included in the unrecognized tax benefit balance as of December 31, 2014, 2013 and 2012, are $52.4 million, $47.3 million and $47.8 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. The Company is subject to examination for tax years beginning 2010 in the U.S., Macao and Singapore. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax returns for tax years 2010 through 2012. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and that will impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of December 31, 2014 and 2013.
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Cash equivalents(1)	$2,072,177	$2,072,177	$—	$—
Interest rate caps(2)	$3	$—	$3	$—
As of December 31, 2013
Cash equivalents(1)	$2,255,951	$2,255,951	$—	$—
Interest rate caps(2)	$159	$—	$159	$—
_________________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of December 31, 2014 and 2013, the Company has 4 and 22 interest rate cap agreements, respectively, with an aggregate fair value of approximately $3,000 and $0.2 million, respectively, based on quoted market values from the institutions holding the agreements.

Note 12 — Mall Sales
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Las Vegas (formerly referred to as "The Grand Canal Shoppes') and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766.0 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $417.6 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2014, 2013 and 2012, $1.2 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $0.9 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77.2 million. In accordance with related accounting standards, a portion of the transaction

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During the years ended December 31, 2014, 2013 and 2012, $3.1 million, $3.5 million and $3.5 million of this deferred item was amortized as an offset to convention, retail and other expense.
As of December 31, 2014, the Company was obligated under (ii), (iii), and (iv) above to make future payments as follows (in thousands):

2015	$7,717
2016	7,717
2017	7,718
2018	7,718
2019	7,942
Thereafter	78,333
$117,145
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes (formerly referred to as The Shoppes at The Palazzo) to GGP and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295.4 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $0.7 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2014, the Company was obligated to make future payments of approximately $0.9 million for each of the three years ended December 31, 2017, and approximately $0.5 million for the year ended December 31, 2018. In accordance with related accounting standards, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $268.7 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2014, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On October 15, 2004, Richard Suen and Round Square Company Limited ("RSC") filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of RSC in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, RSC filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, RSC filed their answering brief. On January 9, 2015, the defendants filed their reply brief. The Company believes that it has valid bases in law and fact to appeal these verdicts. As a result, the Company believes that the likelihood that the amount of the judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the District Court's decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court granted defendants' motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have been fully briefed to the Nevada Supreme Court as of the date of this filing). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court's dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. On January 29, 2014, the defendants filed Supplemental Authority and a Motion to Recall Mandate with the Nevada Supreme Court to (i) inform the Nevada Supreme Court of a recently decided U.S. Supreme Court case involving similar jurisdictional issues to this matter and (ii) given this new precedent, to review anew its August 26, 2011, writ of mandamus to the District Court, respectively. On February 27, 2014, the Nevada Supreme Court ruled in favor of the Company on the January Writ, which became effective on March 24, 2014. On March 3, 2014, the Nevada Supreme Court heard oral arguments on the April and June Writs. On May 30, 2014, the Nevada Supreme Court overturned the District Court’s dismissal of Mr. Jacob’s defamation claim against Mr. Adelson and remanded the claim for further determination. On June 17, 2014, Mr. Adelson filed a petition for rehearing with the Nevada Supreme Court and, on June 20, 2014, the Nevada Supreme Court ordered Mr. Jacobs to answer the petition for rehearing, which he did on July 7, 2014. On June 26, 2014, SCL filed a Motion for Summary Judgment with respect to jurisdiction with the District Court, which was denied on July 29, 2014. On June 30, 2014, Mr. Jacobs filed a motion for leave to file a second amended complaint. The defendants filed a notice of intent to oppose the motion for leave to file the second amended complaint. On July 1, 2014, Mr. Jacobs filed a motion to reconsider the dismissal of the defamation claim. On July 3, 2014, Mr. Adelson filed a notice of intent to oppose the motion to reconsider and requested oral argument. Also on July 3, 2014, the defendants filed a motion to continue the stay of the District Court’s March 26, 2013, order compelling the production of documents from Macao and a notice of intent to oppose plaintiff’s motion to reconsider the dismissal of his defamation claim against LVSC and SCL. On July 22, 2014, the defendants filed a motion for leave to file a reply in support of their petition for rehearing on the defamation claim with the Nevada Supreme Court. On July 22, 2014, SCL filed its reply in support of its Motion for Summary Judgment on jurisdiction and opposition to plaintiff’s counter Motion for Summary Judgment. On July 25, 2014, the Nevada Supreme Court granted defendants’ motion for leave to file a reply. On July 29, 2014, the Nevada Supreme Court heard the Motions for Summary Judgment and denied them both. On August 7, 2014, the Nevada Supreme Court denied the writ challenging the District Court’s order on plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On August 7, 2014, the Nevada Supreme Court granted in part defendants’ writ with respect to the District Court’s June 19, 2013, order requiring the production of privileged material. On August 7, 2014, the Nevada Supreme Court also denied rehearing on its reversal of the dismissal of the defamation claim by a vote of 4-3. On August 13, 2014, the District Court ruled that plaintiff may amend his complaint except for the defamation claim against Mr. Adelson until the remittitur from the Nevada Supreme Court is received. The District Court also allowed the sanctions hearing to move forward and is reviewing documents in camera to determine whether they were properly withheld on privilege grounds. On September 4, 2014, SCL filed its pre-hearing memorandum regarding the sanctions hearing regarding plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On September 12, 2014, the plaintiff filed a motion for release of the privileged documents from the District Court appointed document custodian on the grounds of waiver. On September 16, 2014, the plaintiff filed a motion seeking to stop defendants from modifying their privilege log and seeking a waiver

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of all privilege claims as a result of alleged deficiencies in the original privilege log. On September 26, 2014, after the Nevada Supreme Court issued its remittitur, plaintiff filed his motion for leave to file a third amended complaint against LVSC, SCL and Mr. Adelson. On September 26, 2014, the defendants filed their opposition to plaintiff’s motion for release of documents on the grounds of waiver. On October 3, 2014, plaintiff filed his reply in support of his two waiver motions relating to the documents held by the District Court appointed custodian. On October 9, 2014, the District Court granted plaintiff's motion in part and denied the remainder. On October 17, 2014, SCL filed a motion to reconsider the District Court’s March 27, 2013, order concerning a discovery dispute. On October 10, 2014, Mr. Adelson filed his opposition to plaintiff's motion to file a third amended complaint, which SCL and LVSC joined on October 14, 2014. On October 30, 2014, the plaintiff filed his reply in support of his motion to file a third amended complaint. On November 5, 2014, the District Court ordered that SCL waived privilege on three confidential reports. On November 7, 2014, the District Court granted plaintiff's motion to file a third amended complaint. On November 7, 2014, defendants filed a motion for partial re-consideration of the November 5, 2014, order waiving privilege. On January 6, 2015, the District Court scheduled a sanctions hearing for February 9, 2015, and the evidentiary hearing on jurisdiction for April 20, 2015. On January 12, 2015, defendants each filed their motions to dismiss the third amended complaint. Mr. Jacobs is seeking unspecified damages. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of December 31, 2014.
The investigation by the Audit Committee is complete. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the court’s order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter has re-started. On January 8, 2014, plaintiffs filed a motion to expand the certified class period. On February 3, 2014, the judge agreed to the parties' stipulation to defer briefing on the issue of expanding the class period until the U.S. Supreme Court issues a decision in the case of Halliburton Co. v. Erica P. John Fund, Inc. On September 26, 2014, the U.S. Supreme Court denied plaintiffs' motion to expand the class period without prejudice to re-filing a similar motion. The U.S. Supreme Court decided the Halliburton case on June 23, 2014, and, on October 3, 2014, the parties stipulated to a case management schedule wherein they agree to a briefing schedule on class certification. On November 7, 2014, plaintiffs filed a motion to expand the class period and on January 9, 2015, defendants filed their opposition to the motion. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013, status hearing. On July 22, 2013, the District Court extended the stay until December 2, 2013, and then on December 2, 2013, extended it again until March 3, 2014. On March 3, 2014, the judge extended the stay until a status hearing set for September 4, 2014, when the judge extended the stay until the next status hearing set for March 5, 2015. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the state court action in Kohanim described above. The judge also ordered the parties to file a joint status report with the U.S. District Court by September 10, 2014, which was filed. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") purporting to act on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court for the District of Nevada against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss the complaint on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss the complaint. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and was denied by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court denied this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss the complaint, finding plaintiff had failed to allege stock ownership facts demonstrating standing to sue, with leave for plaintiff to amend his complaint to demonstrate stock ownership with more particularity. On August 29, 2014, the plaintiff filed an amended complaint and, on September 15, 2014, the served defendants filed their motions to dismiss the amended complaint. The plaintiff's opposition to the Company's motion to dismiss was filed on October 22, 2014, and to the individuals' motions to dismiss on October 29, 2014. Plaintiffs also filed an opposition to Hipwell's motion on November 3, 2014, and opposed Mr. Adelson's joinder on December 9, 2014. The served defendants' reply briefs were filed on November 24, 25 and 26, 2014. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 6, 2014, the Board of Directors of the Company received a shareholder demand letter from a purported shareholder named the John F. Scarpa Foundation ("Scarpa"). This letter recites substantially the same allegations as the complaint filed in the Sokolowski action and demands that the same claims be asserted by the Company, which was delivered to the Company by the same counsel representing Mr. Sokolowski. The Company responded, through its counsel, on March 26, 2014. Scarpa then sent a revised demand letter to the Board of Directors on March 31, 2014. The Company responded, through its counsel, on April 8, 2014. Scarpa then sent an additional demand letter dated August 14, 2014 to which the Company responded on August 22, 2014. This matter is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.4 million at exchange rates in effect on December 31, 2014) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. Subject to an appeal by AAEC, the U.S. Defendants intend to apply to the Macao First Instance Court to dismiss AAEC's claims in full. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim was for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the U.S. Defendants on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the U.S. Defendants moved for immediate dismissal and sanctions against plaintiff and his counsel for the bringing of frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the U.S. Defendants' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. The judge dismissed the U.S. action and the Defendants' sanctions motion remains pending. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of the Macao matter or the range of reasonably possible loss, if any. The Company intends to defend the Macao matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Macao Concession and Subconcession
On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement that was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including The Venetian Macao, Sands Cotai Central, the Plaza Casino at the Four Seasons Macao, Sands Macao and The Parisian Macao, once opened, separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one year prior notice.
Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30.0 million patacas (approximately $3.8 million at exchange rates in effect on December 31, 2014). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,542, $18,771 and $125, respectively, at exchange rates in effect on December 31, 2014), subject to a minimum of 45.0 million patacas (approximately $5.6 million at exchange rates in effect on December 31, 2014). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2014, the Company was obligated under its subconcession to make minimum future payments of approximately $42.7 million in each of the next five years and approximately $106.7 million thereafter. These amounts are expected to increase as the Company completes its remaining Cotai Strip developments.
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
Operating Leases
The Company leases real estate and various equipment under operating lease arrangements and is also party to several service agreements with terms in excess of one year. As of December 31, 2014, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

2015	$15,060
2016	8,709
2017	5,783
2018	4,686
2019	1,200
Thereafter	101,100
Total minimum payments	$136,538
Expenses incurred under operating lease agreements, including those that are short-term and variable-rate in nature, totaled $67.4 million, $67.5 million and $51.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Ventures and Commitments
The Company has entered into employment agreements with three of its executive officers, with remaining terms of one to five years. As of December 31, 2014, the Company was obligated to make future payments of $5.5 million during the year ending December 31, 2015, and $3.3 million during each of the next four years ending December 31, 2019.
During 2003, the Company entered into three lease termination and asset purchase agreements with The Grand Canal Shoppes tenants. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by The Grand Canal Shoppes tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. As of December 31, 2014, the Company was obligated under two of these agreements still in effect to make future payments of approximately $0.4 million in each of the next five years and $4.4 million thereafter.
Malls and Other
The Company leases space at several of its integrated resorts to various third parties. These leases are non-cancelable operating leases with lease periods that vary from 1 month to 25 years. The leases include minimum base rents with escalated contingent rent clauses. As of December 31, 2014, the future minimum rentals on these non-cancelable leases are as follows (in thousands, at exchange rates in effect on December 31, 2014):

2015	$407,294
2016	358,692
2017	289,366
2018	216,504
2019	171,566
Thereafter	314,479
Total minimum future rentals	$1,757,901
The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $103.9 million, $129.1 million and $109.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 14 — Stock-Based Employee Compensation
The Company has two nonqualified stock option plans, the 2004 Plan and the SCL Equity Plan, which are described below. The plans provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2014, there were 4,578,311 shares available for grant under the 2004 Plan.

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
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s compensation committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2014, there were 758,729,151 shares available for grant under the SCL Equity Plan.
Stock option awards are granted with an exercise price not less than (i) the closing price of SCL’s stock on the date of grant or (ii) the average closing price of SCL’s stock for the five business days immediately preceding the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is net of estimated forfeitures and is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on a combination of SCL's historical volatilities and the historical volatilities from a selection of companies from SCL’s peer group due to SCL’s lack of historical information. The Company used the simplified method for estimating expected option life, as the options qualify as “plain-vanilla” options. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Exchange Fund Note rate in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
LVSC 2004 Plan:
Weighted average volatility	56.5%	94.8%	95.2%
Expected term (in years)	6.0	5.5	5.5
Risk-free rate	1.7%	1.3%	1.1%
Expected dividends	4.6%	2.5%	1.9%
SCL Equity Plan:
Weighted average volatility	65.1%	67.7%	70.0%
Expected term (in years)	6.3	6.3	6.2
Risk-free rate	1.3%	0.7%	0.5%
Expected dividends	3.0%	3.1%	4.0%
A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2014, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
LVSC 2004 Plan:
Outstanding as of January 1, 2014	6,907,191	$49.18
Granted	2,359,455	56.74
Exercised	(1,955,108)	23.00
Forfeited	(347,369)	65.95
Outstanding as of December 31, 2014	6,964,169	$58.25	5.88	$51,865,574
Exercisable as of December 31, 2014	3,975,245	$59.89	3.21	$44,022,494
SCL Equity Plan:
Outstanding as of January 1, 2014	17,607,046	$3.49
Exercised	(112,875)	2.07
Forfeited	(244,700)	7.02
Outstanding as of February 14, 2014	17,249,471	3.45
Outstanding as of February 15, 2014(1)	17,249,471	3.35
Granted	11,660,500	7.43
Exercised	(4,394,825)	2.36
Forfeited	(1,265,450)	4.83
Outstanding as of December 31, 2014	23,249,696	$5.50	8.28	$17,316,424
Exercisable as of December 31, 2014	5,139,498	$2.90	6.67	$10,692,221
__________

(1)
As a result of SCL declaring a special dividend on January 24, 2014, the exercise price of all SCL stock options outstanding on February 14, 2014, was reduced by $0.10 per share. This adjustment was the result of an antidilution provision in the SCL Equity Plan and did not result in any additional compensation expense.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the unvested restricted stock and stock units under the Company’s equity award plans for the year ended December 31, 2014, is presented below:

	Shares	Weighted Average Grant Date Fair Value
LVSC 2004 Plan:
Unvested restricted stock as of January 1, 2014	912,713	$45.94
Granted	31,137	75.46
Vested	(426,370)	42.00
Forfeited	(8,675)	40.34
Unvested restricted stock as of December 31, 2014	508,805	$51.15
Unvested restricted stock units as of January 1, 2014	387,707	$38.47
Granted	9,984	68.30
Vested	(29,541)	49.40
Forfeited	(209,000)	25.02
Unvested restricted stock units as of December 31, 2014	159,150	$55.98
SCL Equity Plan:
Unvested restricted stock units as of January 1, 2014	2,608,400	$6.64
Granted	362,800	6.81
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of December 31, 2014	2,971,200	$6.66
As of December 31, 2014, under the 2004 Plan there was $41.5 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $15.8 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 4.6 years and 1.6 years, respectively.
As of December 31, 2014, under the SCL Equity Plan there was $32.6 million of unrecognized compensation cost, net of estimated forfeitures of 8.8% per year, related to unvested stock options and there was $13.5 million of unrecognized compensation cost related to unvested restricted stock units. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.7 years and 2.5 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2014 (in thousands, except weighted average grant date fair values):

	Year Ended December 31,
	2014	2013	2012
Compensation expense:
Stock options	$24,964	$32,549	$35,777
Restricted stock and stock units	23,094	20,828	29,651
	$48,058	$53,377	$65,428
Income tax benefit recognized in the consolidated statements of operations	$6,743	$—	$—
Compensation cost capitalized as part of property and equipment	$1,437	$941	$938
LVSC 2004 Plan:
Stock options granted	2,359	288	537
Weighted average grant date fair value	$20.25	$35.76	$36.17
Restricted stock granted	31	47	517
Weighted average grant date fair value	$75.46	$54.72	$52.97
Restricted stock units granted	10	123	333
Weighted average grant date fair value	$68.30	$58.82	$25.98
Stock options exercised:
Intrinsic value	$105,386	$129,149	$84,761
Cash received	$44,973	$50,223	$34,668
Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—
SCL Equity Plan:
Stock options granted	11,661	4,537	7,762
Weighted average grant date fair value	$3.40	$2.63	$1.65
Restricted stock units granted	363	2,608	—
Weighted average grant date fair value	$6.81	$6.64	$—
Stock options exercised:
Intrinsic value	$19,282	$25,786	$12,261
Cash received	$10,677	$19,373	$11,572
Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—
Note 15 — Employee Benefit Plans
The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the accompanying consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all eligible employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 5% of participating employee’s eligible gross wages. For the years ended December 31, 2014, 2013 and 2012, the Company’s matching contributions under the savings plan were $8.7 million, $8.2 million and $4.7 million, respectively.
Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive, upon resignation, 30% of these contributions after working for three consecutive years, gradually increasing

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to 100% after working for ten years. For the years ended December 31, 2014, 2013 and 2012, VML’s contributions into the provident fund were $31.4 million, $28.6 million and $22.9 million, respectively.
Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. As of December 31, 2014, MBS contributes 16% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2014, 2013 and 2012, MBS’s contributions into the provident fund were $44.9 million, $40.4 million and $32.8 million, respectively.
Note 16 — Related Party Transactions
During the years ended December 31, 2014, 2013 and 2012, the Principal Stockholder and his family purchased certain lodging, banquet room, catering goods and services and procurement services from the Company for approximately $1.2 million, $1.7 million and $1.3 million, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company incurred and paid certain expenses totaling $5.7 million, $11.4 million and $11.7 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft for business purposes. In addition, during the years ended December 31, 2014, 2013 and 2012, the Company charged and received from the Principal Stockholder $18.3 million, $17.6 million and $15.4 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes. See “— Note 9 — Equity — Other Equity Transactions” regarding the Company’s purchase of a Boeing 747 airplane from an entity controlled by the Principal Stockholder in June 2012.
During the years ended December 31, 2014 and 2013, the Company charged and received from one of its executive officers $0.3 million and $0.1 million, respectively, related to aviation costs incurred by the Company for the executive’s use of Company aviation personnel and assets for personal purposes.
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
Note 17 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the St. Regis tower (the remaining phase of Sands Cotai Central) and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction currently is suspended and is included in Corporate and Other) in the U.S. The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

corporate activities of the Company are also included in Corporate and Other. The Company’s segment information is as follows as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Revenues
Macao:
The Venetian Macao	$4,040,681	$3,851,230	$3,037,975
Sands Cotai Central	3,133,864	2,698,430	1,052,124
Four Seasons Macao	1,107,779	1,065,405	1,086,456
Sands Macao	1,174,795	1,237,016	1,250,552
Other Asia	151,778	139,572	148,330
	9,608,897	8,991,653	6,575,437
Marina Bay Sands	3,214,210	2,968,366	2,886,139
United States:
Las Vegas Operating Properties	1,478,769	1,518,024	1,384,629
Sands Bethlehem	504,237	496,738	470,458
	1,983,006	2,014,762	1,855,087
Intersegment eliminations	(222,264)	(204,896)	(185,531)
Total net revenues	$14,583,849	$13,769,885	$11,131,132

	Year Ended December 31,
	2014	2013	2012
Intersegment Revenues
Macao:
The Venetian Macao	$5,591	$5,296	$5,125
Sands Cotai Central	301	356	251
Other Asia	42,330	34,120	32,748
	48,222	39,772	38,124
Marina Bay Sands	12,209	9,548	3,449
Las Vegas Operating Properties	161,833	155,576	143,958
Total intersegment revenues	$222,264	$204,896	$185,531

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2014	2013	2012
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$1,546,323	$1,499,937	$1,143,245
Sands Cotai Central	1,001,487	739,723	213,476
Four Seasons Macao	374,899	305,040	288,170
Sands Macao	338,590	362,858	350,639
Other Asia	3,493	(3,855)	(15,950)
	3,264,792	2,903,703	1,979,580
Marina Bay Sands	1,723,147	1,384,576	1,366,245
United States:
Las Vegas Operating Properties	313,913	351,739	331,182
Sands Bethlehem	120,491	123,337	114,055
	434,404	475,076	445,237
Total adjusted property EBITDA	5,422,343	4,763,355	3,791,062
Other Operating Costs and Expenses
Stock-based compensation	(28,769)	(30,053)	(30,772)
Legal settlement	—	(47,400)	—
Corporate	(174,750)	(189,535)	(207,030)
Pre-opening	(26,230)	(13,339)	(143,795)
Development	(14,325)	(15,809)	(19,958)
Depreciation and amortization	(1,031,589)	(1,007,468)	(892,046)
Amortization of leasehold interests in land	(40,598)	(40,352)	(40,165)
Impairment loss	—	—	(143,674)
Loss on disposal of assets	(6,856)	(11,156)	(2,240)
Operating income	4,099,226	3,408,243	2,311,382
Other Non-Operating Costs and Expenses
Interest income	25,643	16,337	23,252
Interest expense, net of amounts capitalized	(274,181)	(271,211)	(258,564)
Other income	1,965	4,321	5,740
Loss on modification or early retirement of debt	(19,942)	(14,178)	(19,234)
Income tax expense	(244,640)	(188,836)	(180,763)
Net income	$3,588,071	$2,954,676	$1,881,813
_________________________

(1)
Adjusted property EBITDA is net income before intersegment royalty fees, stock-based compensation expense, legal settlement expense (see "— Note 13 — Commitments and Contingencies — Litigation"), corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, impairment loss, loss on disposal of assets, interest, other income, loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2014	2013	2012
Capital Expenditures
Corporate and Other	$32,030	$41,152	$100,887
Macao:
The Venetian Macao	125,293	96,172	112,351
Sands Cotai Central	345,748	262,540	862,951
Four Seasons Macao	41,440	15,003	28,143
Sands Macao	40,402	26,491	25,076
Other Asia	2,617	1,319	1,193
The Parisian Macao	390,582	212,842	20,393
	946,082	614,367	1,050,107
Marina Bay Sands	79,612	142,706	119,647
United States:
Las Vegas Operating Properties	108,666	93,191	156,205
Sands Bethlehem	12,266	6,695	22,388
	120,932	99,886	178,593
Total capital expenditures	$1,178,656	$898,111	$1,449,234

	December 31,
	2014	2013	2012
Total Assets
Corporate and Other	$613,683	$630,673	$586,788
Macao:
The Venetian Macao	3,900,921	4,367,533	3,254,193
Sands Cotai Central	4,761,907	4,669,358	4,791,560
Four Seasons Macao	1,157,502	1,273,654	1,338,714
Sands Macao	414,689	383,444	414,531
Other Asia	304,463	328,332	345,522
The Parisian Macao	805,220	376,014	118,975
Other Development Projects	91	169	123
	11,344,793	11,398,504	10,263,618
Marina Bay Sands	6,106,397	6,354,231	6,941,510
United States:
Las Vegas Operating Properties	3,623,808	3,653,127	3,605,513
Sands Bethlehem	673,010	687,729	766,223
	4,296,818	4,340,856	4,371,736
Total assets	$22,361,691	$22,724,264	$22,163,652

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2014	2013	2012
Total Long-Lived Assets
Corporate and Other	$357,071	$388,448	$398,100
Macao:
The Venetian Macao	1,893,032	1,925,040	1,968,415
Sands Cotai Central	3,814,699	3,772,095	3,836,471
Four Seasons Macao	932,034	928,396	971,732
Sands Macao	286,640	279,395	285,344
Other Asia	177,335	189,136	202,392
The Parisian Macao	804,328	376,014	118,912
	7,908,068	7,470,076	7,383,266
Marina Bay Sands	4,874,263	5,277,126	5,657,351
United States:
Las Vegas Operating Properties	3,024,380	3,073,793	3,179,426
Sands Bethlehem	561,782	578,329	607,346
	3,586,162	3,652,122	3,786,772
Total long-lived assets	$16,725,564	$16,787,772	$17,225,489
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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR), was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $40.3 million (consisting of $268.8 million of liabilities consisting primarily of deferred proceeds from the sale, partially offset by $228.5 million of property and equipment) and $29.3 million (consisting of $268.6 million of liabilities consisting primarily of deferred proceeds from the sale, partially offset by $239.3 million of property and equipment) as of December 31, 2014 and 2013, respectively, and a net loss (consisting primarily of depreciation expense) of $11.8 million, $12.9 million and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.
In connection with the refinancing of the prior U.S. senior secured credit facility in December 2013, there has been a change in the group of subsidiaries that are the Restricted Subsidiaries, to exclude Palazzo Condo Tower, LLC, LVS (Nevada) International Holdings, Inc. and LVS Management Services, LLC. Accordingly, the Company had reclassified the 2012 financial information in the prior period to conform to the current presentation of the Restricted Subsidiaries.
Additionally, LVSC is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by the Company’s U.S., Macao and Singapore credit facilities may restrict the Company’s key subsidiaries holding a majority of the consolidated group’s total assets from making dividends or distributions, subject to certain exceptions as defined in the agreements, unless certain financial and non-financial criteria have been satisfied. LVSC received cash dividends of $3.41 billion, $1.84 billion and $2.75 billion from its subsidiaries during the years ended December 31, 2014, 2013 and 2012, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$114,125	$345,399	$3,046,795	$—	$3,506,319
Restricted cash and cash equivalents	—	—	6,566	—	6,566
Intercompany receivables	431,754	255,371	—	(687,125)	—
Intercompany notes receivables	—	—	370,836	(370,836)	—
Accounts receivable, net	15,144	270,838	1,224,790	—	1,510,772
Inventories	5,238	10,745	25,691	—	41,674
Deferred income taxes, net	6,803	31,240	1,196	(39,239)	—
Prepaid expenses and other	26,210	11,889	87,530	(461)	125,168
Total current assets	599,274	925,482	4,763,404	(1,097,661)	5,190,499
Property and equipment, net	130,155	2,979,485	12,262,834	—	15,372,474
Investments in subsidiaries	7,010,357	5,864,848	—	(12,875,205)	—
Deferred financing costs, net	123	25,153	180,320	—	205,596
Intercompany receivables	226	38,763	—	(38,989)	—
Intercompany notes receivable	—	1,250,544	—	(1,250,544)	—
Deferred income taxes, net	—	—	127,963	(96,243)	31,720
Leasehold interests in land, net	—	—	1,353,090	—	1,353,090
Intangible assets, net	690	—	85,570	—	86,260
Other assets, net	714	19,736	101,602	—	122,052
Total assets	$7,741,539	$11,104,011	$18,874,783	$(15,358,642)	$22,361,691
Accounts payable	$8,065	$25,489	$79,167	$—	$112,721
Construction payables	156	4,001	266,772	—	270,929
Intercompany payables	—	430,596	256,529	(687,125)	—
Intercompany notes payable	370,836	—	—	(370,836)	—
Accrued interest payable	76	1,030	6,837	—	7,943
Other accrued liabilities	31,050	233,781	1,719,613	—	1,984,444
Deferred income taxes	—	—	51,761	(39,239)	12,522
Income taxes payable	—	—	224,662	(461)	224,201
Current maturities of long-term debt	3,688	24,224	71,822	—	99,734
Total current liabilities	413,871	719,121	2,677,163	(1,097,661)	2,712,494
Other long-term liabilities	3,014	9,255	112,345	—	124,614
Intercompany payables	—	—	38,989	(38,989)	—
Intercompany notes payable	—	—	1,250,544	(1,250,544)	—
Deferred income taxes	51,085	45,158	188,935	(96,243)	188,935
Deferred amounts related to mall transactions	—	422,153	—	—	422,153
Long-term debt	59,983	3,230,653	6,602,277	—	9,892,913
Total liabilities	527,953	4,426,340	10,870,253	(2,483,437)	13,341,109
Total Las Vegas Sands Corp. stockholders’ equity	7,213,586	6,677,266	6,197,939	(12,875,205)	7,213,586
Noncontrolling interests	—	405	1,806,591	—	1,806,996
Total equity	7,213,586	6,677,671	8,004,530	(12,875,205)	9,020,582
Total liabilities and equity	$7,741,539	$11,104,011	$18,874,783	$(15,358,642)	$22,361,691

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2014

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$509,206	$11,495,155	$—	$12,004,361
Rooms	—	491,493	1,048,927	—	1,540,420
Food and beverage	—	201,892	576,877	—	778,769
Mall	—	—	553,534	—	553,534
Convention, retail and other	—	320,409	410,967	(182,672)	548,704
	—	1,523,000	14,085,460	(182,672)	15,425,788
Less — promotional allowances	(1,279)	(88,929)	(749,504)	(2,227)	(841,939)
Net revenues	(1,279)	1,434,071	13,335,956	(184,899)	14,583,849
Operating expenses:
Casino	—	298,641	6,410,119	(3,226)	6,705,534
Rooms	—	139,837	116,998	—	256,835
Food and beverage	—	99,427	297,212	(4,079)	392,560
Mall	—	—	69,732	—	69,732
Convention, retail and other	—	101,983	249,968	(31,192)	320,759
Provision for doubtful accounts	—	37,059	149,663	—	186,722
General and administrative	—	305,279	953,831	(977)	1,258,133
Corporate	156,775	1,807	161,570	(145,402)	174,750
Pre-opening	—	98	26,133	(1)	26,230
Development	14,210	—	137	(22)	14,325
Depreciation and amortization	26,020	183,566	822,003	—	1,031,589
Amortization of leasehold interests in land	—	—	40,598	—	40,598
(Gain) loss on disposal of assets	(42)	7,233	(335)	—	6,856
	196,963	1,174,930	9,297,629	(184,899)	10,484,623
Operating income (loss)	(198,242)	259,141	4,038,327	—	4,099,226
Other income (expense):
Interest income	180	178,136	30,406	(183,079)	25,643
Interest expense, net of amounts capitalized	(6,442)	(113,546)	(337,272)	183,079	(274,181)
Other income (expense)	(791)	(4,732)	7,488	—	1,965
Loss on modification or early retirement of debt	—	—	(19,942)	—	(19,942)
Income from equity investments in subsidiaries	2,919,958	2,598,506	—	(5,518,464)	—
Income before income taxes	2,714,663	2,917,505	3,719,007	(5,518,464)	3,832,711
Income tax benefit (expense)	125,966	(141,089)	(229,517)	—	(244,640)
Net income	2,840,629	2,776,416	3,489,490	(5,518,464)	3,588,071
Net income attributable to noncontrolling interests	—	(2,274)	(745,168)	—	(747,442)
Net income attributable to Las Vegas Sands Corp.	$2,840,629	$2,774,142	$2,744,322	$(5,518,464)	$2,840,629

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$2,840,629	$2,776,416	$3,489,490	$(5,518,464)	$3,588,071
Currency translation adjustment, before and after tax	(97,682)	(83,039)	(98,414)	180,721	(98,414)
Total comprehensive income	2,742,947	2,693,377	3,391,076	(5,337,743)	3,489,657
Comprehensive income attributable to noncontrolling interests	—	(2,274)	(744,436)	—	(746,710)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,742,947	$2,691,103	$2,646,640	$(5,337,743)	$2,742,947

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2014

	LVSC (Non-Guarantor parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$3,223,393	$2,915,949	$4,643,445	$(5,949,943)	$4,832,844
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	270	—	270
Capital expenditures	(31,626)	(102,502)	(1,044,528)	—	(1,178,656)
Proceeds from disposal of property and equipment	42	671	1,105	—	1,818
Repayments of receivable from non-restricted subsidiaries	—	1,889	—	(1,889)	—
Notes receivable to Las Vegas Sands Corp.	—	—	(114,155)	114,155	—
Dividends received from non-restricted subsidiaries	—	1,418,221	—	(1,418,221)	—
Capital contributions to subsidiaries	—	(1,327,991)	—	1,327,991	—
Net cash used in investing activities	(31,584)	(9,712)	(1,157,308)	22,036	(1,176,568)
Cash flows from financing activities:
Proceeds from exercise of stock options	44,973	—	10,677	—	55,650
Excess tax benefit from stock option exercises	3,585	—	—	—	3,585
Repurchase of common stock	(1,676,802)	—	—	—	(1,676,802)
Dividends paid	(1,610,087)	—	(776,570)	—	(2,386,657)
Distributions to noncontrolling interests	—	(2,274)	(7,499)	—	(9,773)
Dividends paid to Las Vegas Sands Corp.	—	(3,279,161)	(129,416)	3,408,577	—
Dividends paid to Restricted Subsidiaries	—	—	(3,959,587)	3,959,587	—
Capital contributions received	—	—	1,327,991	(1,327,991)	—
Borrowings from non-restricted subsidiaries	114,155	—	—	(114,155)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,889)	1,889	—
Proceeds from 2013 U.S. credit facility	—	1,678,000	—	—	1,678,000
Proceeds from 2011 VML credit facility	—	—	819,725	—	819,725
Repayments on 2013 U.S. credit facility	—	(1,270,500)	—	—	(1,270,500)
Repayments on 2011 VML credit facility	—	—	(819,680)	—	(819,680)
Repayments on 2012 Singapore credit facility	—	—	(17,930)	—	(17,930)
Repayments on airplane financings	(3,688)	—	—	—	(3,688)
Repayments on HVAC equipment lease and other long-term debt	—	(2,392)	(3,276)	—	(5,668)
Payments of deferred financing costs	—	—	(88,048)	—	(88,048)
Net cash used in financing activities	(3,127,864)	(2,876,327)	(3,645,502)	5,927,907	(3,721,786)
Effect of exchange rate on cash	—	—	(28,585)	—	(28,585)
Increase (decrease) in cash and cash equivalents	63,945	29,910	(187,950)	—	(94,095)
Cash and cash equivalents at beginning of year	50,180	315,489	3,234,745	—	3,600,414
Cash and cash equivalents at end of year	$114,125	$345,399	$3,046,795	$—	$3,506,319

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 19 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second	Third	Fourth(2)	Total
	(In thousands, except per share data)
2014
Net revenues	$4,010,384	$3,624,350	$3,533,122	$3,415,993	$14,583,849
Operating income	1,143,825	961,460	971,421	1,022,520	4,099,226
Net income	996,728	852,844	860,499	878,000	3,588,071
Net income attributable to Las Vegas Sands Corp.	776,185	671,434	671,705	721,305	2,840,629
Basic earnings per share	0.95	0.83	0.84	0.90	3.52
Diluted earnings per share	0.95	0.83	0.83	0.90	3.52
2013
Net revenues	$3,302,719	$3,242,941	$3,568,540	$3,655,685	$13,769,885
Operating income	826,703	780,641	914,826	886,073	3,408,243
Net income	703,974	671,673	809,298	769,731	2,954,676
Net income attributable to Las Vegas Sands Corp.	571,961	529,753	626,744	577,539	2,305,997
Basic earnings per share	0.69	0.64	0.76	0.71	2.80
Diluted earnings per share	0.69	0.64	0.76	0.70	2.79
________________________

(1)	The second Sheraton tower of Sands Cotai Central opened in January 2013.

(2)	The Company received a $90.1 million refund during December 2014 related to a property tax settlement at Marina Bay Sands for the years 2010 through 2014.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
2012	$275,066	239,332	(22,716)	$491,682
2013	$491,682	237,786	(99,741)	$629,727
2014	$629,727	186,722	(143,164)	$673,285

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Deferred income tax asset valuation allowance:
2012	$325,239	1,088,812	(23,151)	$1,390,900
2013	$1,390,900	149,893	(21,525)	$1,519,268
2014	$1,519,268	1,012,126	(46,741)	$2,484,653

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2014, and have concluded that they are effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).”

Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 24, 2015 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”
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

10.1
Amendment and Restatement Agreement dated as of December 19, 2013, to the Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2010 among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia (including as Exhibit A thereto the Second Amended and Restated Credit and Guaranty Agreement dated as of December 19, 2013 among Las Vegas Sands, LLC, the Guarantors party thereto, the lenders party thereto, The Bank of Nova Scotia, Barclays Bank PLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Goldman Sachs Bank USA, Credit Agricole Corporate & Investment Bank, Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation)(incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2013 and filed on February 28, 2014).

10.2
Second Amended and Restated Security Agreement, dated as of December 19, 2013, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2013 and filed on February 28, 2014).

10.3
Amendment and Restatement Agreement dated as of March 25, 2014, among VML US Finance LLC, as Borrower, Guarantors Party Hereto, Lender Party Hereto and Bank of China Limited, Macau Branch, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014) and filed on May 7, 2014.

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

10.8
Amendment and Restatement Agreement dated as of August 29, 2014, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013), among Marina Bay Sands Pte, Ltd., as borrower, various lenders party thereto, DBS Bank Ltd. (“DBS”), Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and  Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS, as agent and security trustee, and DBS, Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited, Malayan Banking Berhad, Singapore Branch, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and CIMB Bank Berhad, Singapore Branch, as mandated lead arrangers (including as Schedule 3 thereto, the Form of Amended and Restated Facility Agreement) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2014) and filed on November 5, 2014.

10.9
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
10.10
Construction Agency Agreement, dated as of May 1, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.11
Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.12
Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.13
Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 22, 2004).

10.14
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

10.15†
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

10.16
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

10.18
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.19
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.20
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.21
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.22
Energy Services Agreement, dated as of May 1, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

Exhibit No.	Description of Document
10.23
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.’s Annual Report on Form 10-K (File No. 333-42147) for the year ended December 31, 1999 and filed on March 30, 2000).

10.24
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

10.25
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

10.26
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

10.28
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

10.29
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

10.30
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

10.31+
Las Vegas Sands Corp. 2004 Equity Award Plan (Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.32+
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30,. 2014 and filed on August 7, 2014).

10.33+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014) and filed on August 7, 2014.

10.34+
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.35+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.36+
Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

Exhibit No.	Description of Document
10.37+
Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.38+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.39+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.40+
Form of Director Restricted Stock Units Award Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014) and filed on August 7, 2014.

10.41+	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on February 9, 2007).
10.42+
Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.43+
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and among Las Vegas Sands Corp., Las Vegas Sands, LLC (f/k/a Las Vegas Sands, Inc.) and Sheldon G. Adelson (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2008 and filed on March 2, 2009).

10.44+
Employment Agreement, dated as of November 13, 2010, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.45+
Terms of Continued Employment, dated June 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2012 and filed on August 9, 2012).

10.46+
Amended Terms of Continued Employment, dated April 24, 2013, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Michael A. Leven (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.47+
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

10.49+
Amendment to Employment Agreement, effective December 31, 2012, between Las Vegas Sands Corp. and Kenneth J. Kay (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.50+
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

Exhibit No.	Description of Document
10.52+
Terms of Continued Employment, dated as of March 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2012 and filed on May 10, 2012).

10.53+
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

10.57+
Amendment to Employment Letter, effective December 31, 2012, between Las Vegas Sands Corp. and John Caparella (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.58
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

10.59
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

10.61
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (File No. 333-118827) dated October 25, 2004).

10.62
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

10.63
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.64
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

Exhibit No.	Description of Document
10.65
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.66
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.67
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.68
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

10.75
Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2005 and filed November 14, 2005).

10.76
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.77
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

Exhibit No.	Description of Document
10.79+
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

10.81*+	Terms of Continued Employment, dated December 9, 2014, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein.
10.82+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.83+
Letter of Appointment for Executive, dated August 4, 2010, between Venetian Macau Limited and Edward M. Tracy (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014) and filed on May 7, 2014.

10.84+
Contract Renewal, dated May 10, 2012, between Venetian Macau Limited and Edward Matthew Tracy (incorporated by reference from Exhibit 10.2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014) and filed on May 7, 2014.

10.85+
Contract Renewal, dated May 1, 2013, between Venetian Macau Limited and Edward Matthew Tracy (incorporated by reference from Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014) and filed on May 7, 2014.

10.86+
Form of Director Restricted Stock Units Award Agreement (with deferred settlement) under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014) and filed on August 7, 2014.

10.87+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014) and filed on August 7, 2014.

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

LAS VEGAS SANDS CORP.
February 27, 2015	/S/ SHELDON G. ADELSON
Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief	February 27, 2015
Sheldon G. Adelson	Executive Officer and Director

/S/ ROBERT G. GOLDSTEIN	President, Chief Operating Officer	February 27, 2015
Robert G. Goldstein	and Director

/S/ JASON N. ADER	Director	February 27, 2015
Jason N. Ader

/S/ IRWIN CHAFETZ	Director	February 27, 2015
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 27, 2015
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 27, 2015
Charles D. Forman

/S/ STEVEN L. GERARD	Director	February 27, 2015
Steven L. Gerard

/S/ GEORGE JAMIESON	Director	February 27, 2015
George Jamieson

/S/ CHARLES A. KOPPELMAN	Director	February 27, 2015
Charles A. Koppelman

/S/ MICHAEL A. LEVEN	Director	February 27, 2015
Michael A. Leven

/S/ DAVID F. LEVI	Director	February 27, 2015
David. F. Levi

/S/ MICHAEL A. QUARTIERI	Chief Accounting Officer	February 27, 2015
Michael A. Quartieri	(Principal Financial Officer)