Form 10-Q
period 2015-03-31
LAS VEGAS SANDS CORP
filed 2015-05-07
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock ($0.001 par value)	798,636,267 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,406,465	$3,506,319
Restricted cash and cash equivalents	6,901	6,566
Accounts receivable, net	1,408,381	1,510,772
Inventories	42,088	41,674
Prepaid expenses and other	122,949	125,168
Total current assets	3,986,784	5,190,499
Property and equipment, net	15,313,332	15,372,474
Deferred financing costs, net	192,411	205,596
Deferred income taxes, net	38,285	31,720
Leasehold interests in land, net	1,311,454	1,353,090
Intangible assets, net	82,094	86,260
Other assets, net	121,722	122,052
Total assets	$21,046,082	$22,361,691
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93,728	$112,721
Construction payables	251,430	270,929
Accrued interest payable	8,376	7,943
Other accrued liabilities	1,703,514	1,984,444
Deferred income taxes	13,609	12,522
Income taxes payable	268,085	224,201
Current maturities of long-term debt	97,165	99,734
Total current liabilities	2,435,907	2,712,494
Other long-term liabilities	124,677	124,614
Deferred income taxes	179,778	188,935
Deferred proceeds from sale of The Shoppes at The Palazzo	268,641	268,710
Deferred gain on sale of The Grand Canal Shoppes	37,258	37,968
Deferred rent from mall sale transactions	115,105	115,475
Long-term debt	9,143,833	9,892,913
Total liabilities	12,305,199	13,341,109
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 829,658,423 and 829,280,328 shares issued, 798,636,267 and 798,258,172 shares outstanding	830	829
Treasury stock, at cost, 31,022,156 shares	(2,237,952)	(2,237,952)
Capital in excess of par value	6,449,253	6,428,762
Accumulated other comprehensive income (loss)	(6,696)	76,101
Retained earnings	2,938,628	2,945,846
Total Las Vegas Sands Corp. stockholders’ equity	7,144,063	7,213,586
Noncontrolling interests	1,596,820	1,806,996
Total equity	8,740,883	9,020,582
Total liabilities and equity	$21,046,082	$22,361,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,376,688	$3,372,065
Rooms	371,413	400,222
Food and beverage	189,411	202,787
Mall	127,814	109,031
Convention, retail and other	134,137	137,376
	3,199,463	4,221,481
Less — promotional allowances	(187,841)	(211,097)
Net revenues	3,011,622	4,010,384
Operating expenses:
Casino	1,334,829	1,867,612
Rooms	65,791	64,263
Food and beverage	99,247	100,169
Mall	15,137	17,363
Convention, retail and other	68,257	90,468
Provision for doubtful accounts	57,350	61,918
General and administrative	324,478	336,499
Corporate	45,223	50,677
Pre-opening	9,579	4,300
Development	1,533	1,692
Depreciation and amortization	253,922	261,047
Amortization of leasehold interests in land	9,838	10,026
Loss on disposal of assets	15,323	525
	2,300,507	2,866,559
Operating income	711,115	1,143,825
Other income (expense):
Interest income	6,378	5,803
Interest expense, net of amounts capitalized	(66,255)	(71,126)
Other income (expense)	15,465	(4,657)
Loss on modification or early retirement of debt	—	(17,964)
Income before income taxes	666,703	1,055,881
Income tax expense	(55,665)	(59,153)
Net income	611,038	996,728
Net income attributable to noncontrolling interests	(99,115)	(220,543)
Net income attributable to Las Vegas Sands Corp.	$511,923	$776,185
Earnings per share:
Basic	$0.64	$0.95
Diluted	$0.64	$0.95
Weighted average shares outstanding:
Basic	797,935,314	814,766,709
Diluted	798,877,040	817,537,615
Dividends declared per common share	$0.65	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(In thousands) (Unaudited)
Net income	$611,038	$996,728
Currency translation adjustment, before and after tax	(82,299)	10,223
Total comprehensive income	528,739	1,006,951
Comprehensive income attributable to noncontrolling interests	(99,613)	(219,918)
Comprehensive income attributable to Las Vegas Sands Corp.	$429,126	$787,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2014	$827	$(570,520)	$6,348,065	$173,783	$1,713,339	$1,835,035	$9,500,529
Net income	—	—	—	—	776,185	220,543	996,728
Currency translation adjustment	—	—	—	10,848	—	(625)	10,223
Exercise of stock options	2	—	30,503	—	—	1,610	32,115
Tax benefit from stock-based compensation	—	—	4,112	—	—	—	4,112
Stock-based compensation	—	—	15,480	—	—	1,612	17,092
Repurchase of common stock	—	(810,009)	—	—	—	—	(810,009)
Dividends declared	—	—	—	—	(405,807)	(509,391)	(915,198)
Distributions to noncontrolling interests	—	—	—	—	—	(2,579)	(2,579)
Balance at March 31, 2014	$829	$(1,380,529)	$6,398,160	$184,631	$2,083,717	$1,546,205	$8,833,013
Balance at January 1, 2015	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
Net income	—	—	—	—	511,923	99,115	611,038
Currency translation adjustment	—	—	—	(82,797)	—	498	(82,299)
Exercise of stock options	1	—	5,024	—	—	1,113	6,138
Tax benefit from stock-based compensation	—	—	3,927	—	—	—	3,927
Stock-based compensation	—	—	11,540	—	—	833	12,373
Dividends declared	—	—	—	—	(519,141)	(308,083)	(827,224)
Distributions to noncontrolling interests	—	—	—	—	—	(3,652)	(3,652)
Balance at March 31, 2015	$830	$(2,237,952)	$6,449,253	$(6,696)	$2,938,628	$1,596,820	$8,740,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$611,038	$996,728
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	253,922	261,047
Amortization of leasehold interests in land	9,838	10,026
Amortization of deferred financing costs and original issue discount	10,739	14,562
Amortization of deferred gain on and rent from mall sale transactions	(1,080)	(1,236)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	141	245
Non-cash loss on modification or early retirement of debt	—	13,467
Loss on disposal of assets	15,323	525
Stock-based compensation expense	12,201	16,102
Provision for doubtful accounts	57,350	61,918
Foreign exchange (gain) loss	(12,366)	951
Excess tax benefits from stock-based compensation	(4,335)	(4,112)
Deferred income taxes	(10,040)	(9,248)
Changes in operating assets and liabilities:
Accounts receivable	20,321	(77,087)
Inventories	(650)	600
Prepaid expenses and other	272	(6,050)
Leasehold interests in land	(1,065)	—
Accounts payable	(18,156)	12,373
Accrued interest payable	712	(5,097)
Income taxes payable	58,509	60,774
Other accrued liabilities	(268,379)	(213,861)
Net cash generated from operating activities	734,295	1,132,627
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(332)	948
Capital expenditures	(367,336)	(251,727)
Proceeds from disposal of property and equipment	417	541
Net cash used in investing activities	(367,251)	(250,238)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,138	32,115
Excess tax benefits from stock-based compensation	4,335	4,112
Repurchase of common stock	—	(734,363)
Dividends paid	(826,960)	(915,072)
Distributions to noncontrolling interests	(3,652)	(2,579)
Proceeds from long-term debt (Note 3)	—	1,319,725
Repayments on long-term debt (Note 3)	(624,950)	(828,063)
Payments of deferred financing costs	—	(57,255)
Net cash used in financing activities	(1,445,089)	(1,181,380)
Effect of exchange rate on cash	(21,809)	1,979
Decrease in cash and cash equivalents	(1,099,854)	(297,012)
Cash and cash equivalents at beginning of period	3,506,319	3,600,414
Cash and cash equivalents at end of period	$2,406,465	$3,303,402

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2015	2014
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$51,285	$57,835
Cash payments for taxes, net of refunds	$6,410	$6,788
Change in construction payables	$(19,499)	$(23,708)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$172	$990
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$264	$126
Change in common stock repurchase payable included in other accrued liabilities	$—	$75,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2014, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
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
The Company owns the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). The Sands Cotai Central opened in phases, beginning in April 2012. The property currently features three hotel towers: the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; and the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 370,000 square feet of gaming space, approximately 350,000 square feet of meeting space and approximately 330,000 square feet of retail space, as well as entertainment and dining facilities. The Company has begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $460 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

open in mid-2015). As of March 31, 2015, the Company has capitalized costs of $4.58 billion for the entire project, including the land premium (net of amortization) and $67.6 million in outstanding construction payables.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company has commenced construction and expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, the Company will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in the second half of 2016, subject to Macao government approval. The Company has capitalized costs of $970.9 million, including the land premium (net of amortization) and $93.5 million in outstanding construction payables, as of March 31, 2015. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. The Company has applied for an extension from the Macao government to complete The Parisian Macao, as the Company believes it will be unable to meet the April 2016 deadline. Should the Company determine that it is unable to complete Sands Cotai Central by December 2016, the Company would then also expect to apply for another extension from the Macao government. If the Company is unable to meet the Sands Cotai Central deadline and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $970.9 million or $4.58 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2015, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of March 31, 2015.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through March 31, 2015, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $2.41 billion and restricted cash and cash equivalents of $6.9 million as of March 31, 2015. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.
In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs be reported as a deduction of the face amount of the related debt (rather than as an asset) and that the amortization of debt issuance costs continue to be reported as interest expense. The amendments do not affect the guidance on the recognition and measurement of debt issuance costs. The guidance will be required to be applied on a retrospective basis and will be effective for fiscal years beginning after December 31, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance will not have a material effect on the Company's financial condition, results of operations or cash flows.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$548,859	$551,625
Building and improvements	15,046,535	15,187,427
Furniture, fixtures, equipment and leasehold improvements	3,088,446	3,065,859
Transportation	454,837	454,278
Construction in progress	2,057,504	1,796,554
	21,196,181	21,055,743
Less — accumulated depreciation and amortization	(5,882,849)	(5,683,269)
	$15,313,332	$15,372,474
Construction in progress consists of the following (in thousands):

	March 31, 2015	December 31, 2014
The Parisian Macao	$916,255	$749,176
Four Seasons Macao (principally the Four Seasons Apartments)	418,452	417,920
Sands Cotai Central	398,202	289,518
Other	324,595	339,940
	$2,057,504	$1,796,554
The $324.6 million in other construction in progress as of March 31, 2015, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $226.3 million (net of $85.1 million of accumulated depreciation) as of March 31, 2015, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three months ended March 31, 2015 and 2014, the Company capitalized interest expense of $4.2 million and $1.7 million, respectively. During the three months ended March 31, 2015 and 2014, the Company capitalized approximately $7.5 million and $7.9 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $9,241 and $9,643, respectively)	$2,212,634	$2,217,857
2013 U.S. Credit Facility — Revolving	860,000	1,020,000
Airplane Financings	62,750	63,671
HVAC Equipment Lease	16,243	16,619
Other	219	401
Macao Related:
2011 VML Credit Facility — Extended Term	2,388,858	2,388,244
2011 VML Credit Facility — Extended Revolving	379,864	820,024
Other	5,346	5,694
Singapore Related:
2012 Singapore Credit Facility — Term	3,315,084	3,460,137
	9,240,998	9,992,647
Less — current maturities	(97,165)	(99,734)
Total long-term debt	$9,143,833	$9,892,913
2013 U.S. Credit Facility
As of March 31, 2015, the Company had $386.0 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit.
2011 VML Credit Facility
As of March 31, 2015, the Company had $1.62 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
In April 2015, the Company entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders have agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (the “Joinder Funding Date”).
The 2011 VML Accordion Term bears interest, at the Company's option, at either the adjusted Eurodollar rate or Hong Kong Inter-bank Offered Rate (“HIBOR”), plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the consolidated total leverage ratio as set forth in the Joinder Agreement. The credit spread ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. The initial credit spread as of April 30, 2015 (the date the term was funded), was 0.25% per annum for loans accruing interest at a base rate and 1.25% per annum for loans accruing at an adjusted Eurodollar or HIBOR rate.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2011 VML Accordion Term will mature on March 30, 2021. Commencing with the quarterly period ending June 30, 2018, and at the end of each subsequent quarter through March 31, 2019, the Joinder Agreement requires the borrower to repay the outstanding 2011 VML Accordion Term on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of the Joinder Funding Date. Commencing with the quarterly period ending on June 30, 2019, and at the end of each subsequent quarter through March 31, 2020, the borrower is required to repay the outstanding 2011 VML Accordion Term on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Joinder Funding Date. For the quarterly periods ending on June 30 through December 31, 2020, the borrower is required to repay the outstanding 2011 VML Accordion Term on a pro rata basis in an amount equal to 12.0% of the aggregate principal amount outstanding as of the Joinder Funding Date. The remaining balance on the 2011 VML Accordion Term is due on the maturity date.
2012 Singapore Credit Facility
As of March 31, 2015, the Company had 487.5 million Singapore dollars ("SGD," approximately $354.9 million at exchange rates in effect on March 31, 2015) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Proceeds from 2011 VML Credit Facility	$—	$819,725
Proceeds from 2013 U.S. Credit Facility	—	500,000
	$—	$1,319,725
Repayments on 2011 VML Credit Facility	$(440,416)	$(819,680)
Repayments on 2013 U.S. Credit Facility	(165,625)	(5,625)
Repayments on 2012 Singapore Credit Facility	(17,082)	—
Repayments on Airplane Financings	(922)	(922)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(905)	(1,836)
	$(624,950)	$(828,063)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2015 and December 31, 2014, was approximately $9.06 billion and $9.78 billion, respectively, compared to its carrying value of $9.23 billion and $9.98 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the three months ended March 31, 2015, the Company recorded $519.1 million as a distribution against retained earnings (of which $280.6 million related to the Principal Stockholder’s family and the remaining $238.5 million related to all other shareholders).

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
In April 2015, the Company’s Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $519 million) to be paid on June 30, 2015, to shareholders of record on June 22, 2015.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expires in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2015, there were no share repurchases under this program. During the three months ended March 31, 2014, the Company repurchased 10,023,353 shares of its common stock for $810.0 million (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 27, 2015, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.03 billion, of which the Company retained $722.4 million during the three months ended March 31, 2015). On February 26, 2014, SCL paid a dividend of HKD 0.87 per share and a special dividend of HKD 0.77 per share to SCL shareholders (a total of $1.71 billion, of which the Company retained $1.20 billion during the three months ended March 31, 2014).
During the three months ended March 31, 2015 and 2014, the Company distributed $3.7 million and $2.6 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2015	2014
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	797,935,314	814,766,709
Potential dilution from stock options, warrants and restricted stock and stock units	941,726	2,770,906
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	798,877,040	817,537,615
Antidilutive stock options excluded from the calculation of diluted earnings per share	5,925,307	627,034

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)
As of March 31, 2015 and December 31, 2014, accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments.
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
As of March 31, 2015 and December 31, 2014, the Company’s consolidated joint ventures had total assets of $84.7 million and $85.0 million, respectively, and total liabilities of $136.2 million and $130.6 million, respectively.
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
The Company does not consider the current year's tax earnings and profits of certain foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on certain net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance in the period such determination is made.
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on March 31, 2015) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended March 31,
	2015	2014
Compensation expense:
Stock options	$8,995	$8,830
Restricted stock and stock units	3,206	7,272
	$12,201	$16,102
Compensation cost capitalized as part of property and equipment	$172	$990
LVSC 2004 Plan:
Stock options granted	308	55
Weighted average grant date fair value	$12.35	$33.08
Restricted stock granted	22	24
Weighted average grant date fair value	$55.41	$75.26
Restricted stock units granted	—	—
Weighted average grant date fair value	$—	$—
SCL Equity Plan:
Stock options granted	648	5,841
Weighted average grant date fair value	$1.06	$3.66
Restricted stock units granted	119	189
Weighted average grant date fair value	$4.90	$7.37
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
LVSC 2004 Plan:
Weighted average volatility	38.0%	60.4%
Expected term (in years)	5.8	5.5
Risk-free rate	1.3%	1.7%
Expected dividends	4.7%	2.7%
SCL Equity Plan:
Weighted average volatility	44.6%	65.6%
Expected term (in years)	4.0	6.3
Risk-free rate	1.0%	1.3%
Expected dividends	5.5%	2.9%

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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015
Cash equivalents(1)	$903,456	$903,456	$—	$—
Interest rate caps(2)	$—	$—	$—	$—
As of December 31, 2014
Cash equivalents(1)	$2,072,177	$2,072,177	$—	$—
Interest rate caps(2)	$3	$—	$3	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of March 31, 2015 and December 31, 2014, the Company had 4 interest rate cap agreements with a nominal aggregate fair value based on quoted market values from the institutions holding the agreements.

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
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the District Court’s decision. On January 17, 2012, Mr. Jacobs filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to Mr. Jacobs’ opening brief. On March 8, 2012, the District Court set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing. From September 10 to September 12, 2012, the District Court held a hearing to determine the outcome of certain discovery disputes and issued an Order on September 14, 2012. In its Order, the District Court fined LVSC $25,000 and, for the purposes of the jurisdictional discovery and evidentiary hearing, precluded the defendants from relying on the Macao Data Privacy Act as an objection or defense under its discovery obligations. On December 21, 2012, the District Court ordered the defendants to produce documents from a former counsel to LVSC containing attorney client privileged information. On January 23, 2013, the defendants filed a writ with the Nevada Supreme Court challenging this order (the “January Writ”). On January 29, 2013, the District Court granted defendants' motion for a stay of the order. On February 15, 2013, the Nevada Supreme Court ordered the plaintiff to answer the January Writ. On February 28, 2013, the District Court ordered a hearing on plaintiff’s request for sanctions and additional discovery (the “February 28th Order”). On April 8, 2013, the defendants filed a writ with the Nevada Supreme Court challenging the February 28th Order (the “April Writ”); and the Nevada Supreme Court ordered the plaintiff to answer the April Writ by May 20, 2013. The defendants also filed and were granted a stay of the February 28th Order by the District Court until such time as the Nevada Supreme Court decides the April Writ. On June 18, 2013, the District Court scheduled the jurisdictional hearing for July 16-22, 2013 and issued an order allowing the plaintiff access to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

privileged communications of counsel to the Company (the “June 18th Order”). On June 21, 2013, the Company filed another writ with the Nevada Supreme Court challenging the June 18th Order (the “June Writ”). The Nevada Supreme Court accepted the June Writ on June 28, 2013, and issued a stay of the June 18th Order. On June 28, 2013, the District Court vacated the jurisdictional hearing. On July 3, 2013, the Company filed a motion with the Nevada Supreme Court to consolidate the pending writs (each of which have been fully briefed to the Nevada Supreme Court as of the date of this filing). On October 9, 2013, the Nevada Supreme Court heard arguments on the January Writ and plaintiff’s appeal of the District Court’s dismissal of plaintiff’s defamation claim against Mr. Adelson. The Nevada Supreme Court has taken both matters under advisement pending a decision. On January 29, 2014, the defendants filed Supplemental Authority and a Motion to Recall Mandate with the Nevada Supreme Court to (i) inform the Nevada Supreme Court of a recently decided U.S. Supreme Court case involving similar jurisdictional issues to this matter and (ii) given this new precedent, to review anew its August 26, 2011, writ of mandamus to the District Court, respectively. On February 27, 2014, the Nevada Supreme Court ruled in favor of the Company on the January Writ, which became effective on March 24, 2014. On March 3, 2014, the Nevada Supreme Court heard oral arguments on the April and June Writs. On May 30, 2014, the Nevada Supreme Court overturned the District Court’s dismissal of Mr. Jacob’s defamation claim against Mr. Adelson and remanded the claim for further determination. On June 17, 2014, Mr. Adelson filed a petition for rehearing with the Nevada Supreme Court and, on June 20, 2014, the Nevada Supreme Court ordered Mr. Jacobs to answer the petition for rehearing, which he did on July 7, 2014. On June 26, 2014, SCL filed a Motion for Summary Judgment with respect to jurisdiction with the District Court, which was denied on July 29, 2014. On June 30, 2014, Mr. Jacobs filed a motion for leave to file a second amended complaint. The defendants filed a notice of intent to oppose the motion for leave to file the second amended complaint. On July 1, 2014, Mr. Jacobs filed a motion to reconsider the dismissal of the defamation claim. On July 3, 2014, Mr. Adelson filed a notice of intent to oppose the motion to reconsider and requested oral argument. Also on July 3, 2014, the defendants filed a motion to continue the stay of the District Court’s March 26, 2013, order compelling the production of documents from Macao and a notice of intent to oppose plaintiff’s motion to reconsider the dismissal of his defamation claim against LVSC and SCL. On July 22, 2014, the defendants filed a motion for leave to file a reply in support of their petition for rehearing on the defamation claim with the Nevada Supreme Court. On July 22, 2014, SCL filed its reply in support of its Motion for Summary Judgment on jurisdiction and opposition to plaintiff’s counter Motion for Summary Judgment. On July 25, 2014, the Nevada Supreme Court granted defendants’ motion for leave to file a reply. On July 29, 2014, the Nevada Supreme Court heard the Motions for Summary Judgment and denied them both. On August 7, 2014, the Nevada Supreme Court denied the writ challenging the District Court’s order on plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On August 7, 2014, the Nevada Supreme Court granted in part defendants’ writ with respect to the District Court’s June 19, 2013, order requiring the production of privileged material. On August 7, 2014, the Nevada Supreme Court also denied rehearing on its reversal of the dismissal of the defamation claim by a vote of 4-3. On August 13, 2014, the District Court ruled that plaintiff may amend his complaint except for the defamation claim against Mr. Adelson until the remittitur from the Nevada Supreme Court is received. The District Court also allowed the sanctions hearing to move forward and is reviewing documents in camera to determine whether they were properly withheld on privilege grounds. On September 4, 2014, SCL filed its pre-hearing memorandum regarding the sanctions hearing regarding plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On September 12, 2014, the plaintiff filed a motion for release of the privileged documents from the District Court appointed document custodian on the grounds of waiver. On September 16, 2014, the plaintiff filed a motion seeking to stop defendants from modifying their privilege log and seeking a waiver of all privilege claims as a result of alleged deficiencies in the original privilege. On September 26, 2014, after the Nevada Supreme Court issued its remittitur, plaintiff filed his motion for leave to file a third amended complaint against LVSC, SCL and Mr. Adelson. On September 26, 2014, the defendants filed their opposition to plaintiff’s motion for release of documents on the grounds of waiver. On October 3, 2014, the plaintiff filed his reply in support of his two waiver motions relating to the documents held by the District Court appointed custodian. On October 9, 2014, the District Court granted plaintiff's motion in part and denied the remainder. On October 17, 2014, SCL filed a motion to reconsider the District Court’s March 27, 2013, order concerning a discovery dispute. On October 10, 2014, Mr. Adelson filed his opposition to plaintiff's motion to file a third amended complaint, which SCL and LVSC joined on October 14, 2014. On October 30, 2014, the plaintiff filed his reply in support of his motion to file a third amended complaint. On November 5, 2014, the District Court ordered that SCL waived privilege on three confidential reports. On November 7, 2014, the District Court granted plaintiff's motion to file a third amended complaint. On November 7, 2014, defendants

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

filed a motion for partial re-consideration of the November 5, 2014, order waiving privilege. On January 6, 2015, the District Court scheduled a sanctions hearing for February 9, 2015, and the evidentiary hearing on jurisdiction for April 20, 2015. On January 12, 2015, defendants each filed their motions to dismiss the third amended complaint. Defendants’ motions to dismiss the third amended complaint were fully briefed on February 19, 2015, and the District Court heard oral argument on February 27, 2015. In an order entered on March 30, 2015, the District Court denied Mr. Adelson’s motion to dismiss the defamation claim, but granted his motion to dismiss with respect to plaintiff’s wrongful discharge claim on the ground that Mr. Adelson was not the plaintiff’s employer. The District Court denied LVSC’s motion to dismiss and strike certain allegations in the complaint. The District Court reserved judgment on SCL’s motion to dismiss until after it ruled on jurisdiction. On April 7, 2015, LVSC filed a motion for reconsideration of the order on the limited ground that the court had erroneously stated that LVSC was in fact Plaintiff’s employer rather than stating that Plaintiff had alleged that he was LVSC’s employee. Plaintiff conceded that point in his response filed on April 20, 2015. A hearing was held on the motion for reconsideration on April 21, 2015.
The sanctions hearing was held over six days, beginning on February 9 and ending on March 3, 2015. On March 6, 2015, the District Court issued a decision and order imposing sanctions on SCL for violating its September 14, 2012 Order, which the District Court construed as prohibiting SCL from redacting any documents produced in response to jurisdictional discovery requests to comply with the Macao Data Privacy Act. On March 6, 2015, the District Court ordered additional discovery to be provided by SCL. The District Court also ordered SCL to pay a total of $250,000 to five different law-related entities. Finally, the District Court imposed evidentiary sanctions on SCL, prohibiting it from offering any affirmative evidence at the hearing on jurisdiction scheduled to begin on April 20, 2015, and stating that it would adversely infer, subject to SCL’s ability to rebut the inference within the evidentiary constraints imposed on it, that any document redacted to comply with the Macao Data Privacy Act would support plaintiff’s assertion of personal jurisdiction over SCL and would contradict SCL’s denial. SCL sought a stay of the order from the District Court on March 13, 2015, and when that was denied, from the Nevada Supreme Court on March 16, 2015. The Nevada Supreme Court granted a partial stay on March 17, 2015, staying SCL’s obligation to pay $250,000 and to run additional searches, but declining to stay the April 20, 2015 hearing on jurisdiction. SCL filed a petition for mandamus in the Nevada Supreme Court on March 20, 2015. Plaintiff filed his response on March 27, 2015, and SCL filed its reply on March 31, 2015. On April 2, 2015, the Nevada Supreme Court denied the mandamus petition with respect to everything but the $250,000 sanction and lifted the stay except with respect to that sanction. The jurisdictional hearing began on April 20, 2015, and is expected to continue through at least May 5, 2015.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of March 31, 2015.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until a July 22, 2013, status hearing. On July 22, 2013, the District Court extended the stay until December 2, 2013, and then on December 2, 2013, extended it again until March 3, 2014. On March 3, 2014, the judge extended the stay until a status hearing set for September 4, 2014, when the judge extended the stay until the next status hearing set for March 5, 2015. At a status conference on March 5, 2015, the judge extended the stay for another 120 days. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") purporting to act on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court for the District of Nevada against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss the complaint on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss the complaint. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and was denied by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court denied this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss the complaint, finding plaintiff had failed to allege stock ownership facts demonstrating standing to sue, with leave for plaintiff to amend his complaint to demonstrate stock ownership with more particularity. On August 29, 2014, the plaintiff filed an amended complaint and, on September 15, 2014, the served defendants filed their motions to dismiss the amended complaint. The plaintiff's opposition to the Company's motion to dismiss was filed on October 22, 2014, and to the individuals' motions to dismiss on October 29, 2014. Plaintiffs also filed an opposition to Hipwell's motion on November 3, 2014, and opposed Mr. Adelson's joinder on December 9, 2014. The served defendants' reply briefs were filed on November 24, 25 and 26, 2014. On December 16, 2014, Mr. Adelson filed a reply brief. On March 3, 2015, the U.S. District Court denied, without prejudice, plaintiff's motion to substitute the estates of the late Messrs. Chaltiel and Schwartz. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.6 million at exchange rates in effect on March 31, 2015) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. Subject to an appeal by AAEC, the U.S. Defendants intend to apply to the Macao First Instance Court to dismiss AAEC's claims in full. On March 25, 2015, application was made by the U.S. Defendants to the Macao First Instance Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to in the following sentence. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the U.S. Defendants on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the U.S. Defendants moved for immediate dismissal and sanctions against plaintiff and his counsel for the bringing of frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the U.S. Defendants' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. The judge dismissed the U.S. action and the Defendants' sanctions motion remains pending. The Macao action and this most recently filed action are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. The Company intends to defend these matters vigorously.
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
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the St. Regis tower (the remaining phase of Sands Cotai Central) and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction is currently suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Revenues
Macao:
The Venetian Macao	$787,191	$1,184,591
Sands Cotai Central	571,764	827,583
Four Seasons Macao	161,251	370,016
Sands Macao	225,371	313,961
Other Asia	35,479	35,161
	1,781,056	2,731,312
Marina Bay Sands	784,816	835,423
United States:
Las Vegas Operating Properties	376,383	382,658
Sands Bethlehem	127,699	117,183
	504,082	499,841
Intersegment eliminations	(58,332)	(56,192)
Total net revenues	$3,011,622	$4,010,384

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Intersegment Revenues
Macao:
The Venetian Macao	$1,493	$1,127
Sands Cotai Central	78	69
Other Asia	10,212	9,866
	11,783	11,062
Marina Bay Sands	2,799	2,874
Las Vegas Operating Properties	43,750	42,256
Total intersegment revenues	$58,332	$56,192

	Three Months Ended March 31,
	2015	2014
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$269,942	$470,084
Sands Cotai Central	155,910	265,206
Four Seasons Macao	44,472	113,041
Sands Macao	57,378	91,438
Other Asia	3,532	(1,414)
	531,234	938,355
Marina Bay Sands	415,272	435,161
United States:
Las Vegas Operating Properties	74,109	79,652
Sands Bethlehem	29,893	26,531
	104,002	106,183
Total adjusted property EBITDA	1,050,508	1,479,699
Other Operating Costs and Expenses
Stock-based compensation	(3,975)	(7,607)
Corporate	(45,223)	(50,677)
Pre-opening	(9,579)	(4,300)
Development	(1,533)	(1,692)
Depreciation and amortization	(253,922)	(261,047)
Amortization of leasehold interests in land	(9,838)	(10,026)
Loss on disposal of assets	(15,323)	(525)
Operating income	711,115	1,143,825
Other Non-Operating Costs and Expenses
Interest income	6,378	5,803
Interest expense, net of amounts capitalized	(66,255)	(71,126)
Other income (expense)	15,465	(4,657)
Loss on modification or early retirement of debt	—	(17,964)
Income tax expense	(55,665)	(59,153)
Net income	$611,038	$996,728
 ____________________

(1)
Adjusted property EBITDA is net income before intersegment royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. Adjusted property EBITDA is used by management as the primary measure of operating performance of the Company’s properties and to compare the operating performance of the Company’s properties with that of its competitors.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Capital Expenditures
Corporate and Other	$2,691	$10,016
Macao:
The Venetian Macao	24,055	24,816
Sands Cotai Central	123,416	76,060
Four Seasons Macao	5,295	6,773
Sands Macao	9,594	6,784
Other Asia	592	300
The Parisian Macao	163,549	95,449
	326,501	210,182
Marina Bay Sands	23,465	12,690
United States:
Las Vegas Operating Properties	11,578	15,782
Sands Bethlehem	3,101	3,057
	14,679	18,839
Total capital expenditures	$367,336	$251,727

	March 31, 2015	December 31, 2014
Total Assets
Corporate and Other	$622,707	$613,683
Macao:
The Venetian Macao	2,963,369	3,900,921
Sands Cotai Central	4,256,853	4,761,907
Four Seasons Macao	1,094,304	1,157,502
Sands Macao	427,220	414,689
Other Asia	301,784	304,463
The Parisian Macao	972,213	805,220
Other Development Projects	78	91
	10,015,821	11,344,793
Marina Bay Sands	5,931,768	6,106,397
United States:
Las Vegas Operating Properties	3,815,385	3,623,808
Sands Bethlehem	660,401	673,010
	4,475,786	4,296,818
Total assets	$21,046,082	$22,361,691

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	March 31, 2015	December 31, 2014
Total Long-Lived Assets
Corporate and Other	$351,479	$357,071
Macao:
The Venetian Macao	1,861,725	1,893,032
Sands Cotai Central	3,860,061	3,814,699
Four Seasons Macao	924,894	932,034
Sands Macao	283,096	286,640
Other Asia	175,491	177,335
The Parisian Macao	970,884	804,328
	8,076,151	7,908,068
Marina Bay Sands	4,646,755	4,874,263
United States:
Las Vegas Operating Properties	2,993,663	3,024,380
Sands Bethlehem	556,738	561,782
	3,550,401	3,586,162
Total long-lived assets	$16,624,786	$16,725,564

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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR) was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $42.4 million (consisting of $268.7 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $226.3 million of property and equipment) and $40.3 million (consisting of $268.8 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $228.5 million of property and equipment) as of March 31, 2015 and December 31, 2014, respectively, and a net loss (consisting primarily of depreciation expense) of $2.3 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$117,883	$549,114	$1,739,468	$—	$2,406,465
Restricted cash and cash equivalents	—	—	6,901	—	6,901
Intercompany receivables	488,031	268,479	—	(756,510)	—
Intercompany notes receivable	—	—	372,722	(372,722)	—
Accounts receivable, net	951	279,324	1,128,106	—	1,408,381
Inventories	6,097	11,428	24,563	—	42,088
Deferred income taxes, net	6,426	31,505	695	(38,626)	—
Prepaid expenses and other	25,929	14,100	85,494	(2,574)	122,949
Total current assets	645,317	1,153,950	3,357,949	(1,170,432)	3,986,784
Property and equipment, net	126,114	2,949,106	12,238,112	—	15,313,332
Investments in subsidiaries	6,884,048	5,295,138	—	(12,179,186)	—
Deferred financing costs, net	108	23,757	168,546	—	192,411
Intercompany receivables	215	38,763	—	(38,978)	—
Intercompany notes receivable	—	1,297,676	—	(1,297,676)	—
Deferred income taxes, net	—	—	136,641	(98,356)	38,285
Leasehold interests in land, net	—	—	1,311,454	—	1,311,454
Intangible assets, net	690	—	81,404	—	82,094
Other assets, net	415	23,523	97,784	—	121,722
Total assets	$7,656,907	$10,781,913	$17,391,890	$(14,784,628)	$21,046,082
Accounts payable	$4,794	$26,774	$62,160	$—	$93,728
Construction payables	16	5,202	246,212	—	251,430
Intercompany payables	—	460,535	295,975	(756,510)	—
Intercompany notes payable	372,722	—	—	(372,722)	—
Accrued interest payable	75	890	7,411	—	8,376
Other accrued liabilities	16,746	215,558	1,471,210	—	1,703,514
Deferred income taxes	—	—	52,235	(38,626)	13,609
Income taxes payable	—	—	270,659	(2,574)	268,085
Current maturities of long-term debt	3,688	24,057	69,420	—	97,165
Total current liabilities	398,041	733,016	2,475,282	(1,170,432)	2,435,907
Other long-term liabilities	3,001	9,048	112,628	—	124,677
Intercompany payables	—	—	38,978	(38,978)	—
Intercompany notes payable	—	—	1,297,676	(1,297,676)	—
Deferred income taxes	52,740	45,616	179,778	(98,356)	179,778
Deferred amounts related to mall sale transactions	—	421,004	—	—	421,004
Long-term debt	59,062	3,065,039	6,019,732	—	9,143,833
Total liabilities	512,844	4,273,723	10,124,074	(2,605,442)	12,305,199
Total Las Vegas Sands Corp. stockholders’ equity	7,144,063	6,507,785	5,671,401	(12,179,186)	7,144,063
Noncontrolling interests	—	405	1,596,415	—	1,596,820
Total equity	7,144,063	6,508,190	7,267,816	(12,179,186)	8,740,883
Total liabilities and equity	$7,656,907	$10,781,913	$17,391,890	$(14,784,628)	$21,046,082

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$114,125	$345,399	$3,046,795	$—	$3,506,319
Restricted cash and cash equivalents	—	—	6,566	—	6,566
Intercompany receivables	431,754	255,371	—	(687,125)	—
Intercompany notes receivable	—	—	370,836	(370,836)	—
Accounts receivable, net	15,144	270,838	1,224,790	—	1,510,772
Inventories	5,238	10,745	25,691	—	41,674
Deferred income taxes, net	6,803	31,240	1,196	(39,239)	—
Prepaid expenses and other	26,210	11,889	87,530	(461)	125,168
Total current assets	599,274	925,482	4,763,404	(1,097,661)	5,190,499
Property and equipment, net	130,155	2,979,485	12,262,834	—	15,372,474
Investments in subsidiaries	7,010,357	5,864,848	—	(12,875,205)	—
Deferred financing costs, net	123	25,153	180,320	—	205,596
Intercompany receivables	226	38,763	—	(38,989)	—
Intercompany notes receivable	—	1,250,544	—	(1,250,544)	—
Deferred income taxes, net	—	—	127,963	(96,243)	31,720
Leasehold interests in land, net	—	—	1,353,090	—	1,353,090
Intangible assets, net	690	—	85,570	—	86,260
Other assets, net	714	19,736	101,602	—	122,052
Total assets	$7,741,539	$11,104,011	$18,874,783	$(15,358,642)	$22,361,691
Accounts payable	$8,065	$25,489	$79,167	$—	$112,721
Construction payables	156	4,001	266,772	—	270,929
Intercompany payables	—	430,596	256,529	(687,125)	—
Intercompany notes payable	370,836	—	—	(370,836)	—
Accrued interest payable	76	1,030	6,837	—	7,943
Other accrued liabilities	31,050	233,781	1,719,613	—	1,984,444
Deferred income taxes	—	—	51,761	(39,239)	12,522
Income taxes payable	—	—	224,662	(461)	224,201
Current maturities of long-term debt	3,688	24,224	71,822	—	99,734
Total current liabilities	413,871	719,121	2,677,163	(1,097,661)	2,712,494
Other long-term liabilities	3,014	9,255	112,345	—	124,614
Intercompany payables	—	—	38,989	(38,989)	—
Intercompany notes payable	—	—	1,250,544	(1,250,544)	—
Deferred income taxes	51,085	45,158	188,935	(96,243)	188,935
Deferred amounts related to mall sale transactions	—	422,153	—	—	422,153
Long-term debt	59,983	3,230,653	6,602,277	—	9,892,913
Total liabilities	527,953	4,426,340	10,870,253	(2,483,437)	13,341,109
Total Las Vegas Sands Corp. stockholders’ equity	7,213,586	6,677,266	6,197,939	(12,875,205)	7,213,586
Noncontrolling interests	—	405	1,806,591	—	1,806,996
Total equity	7,213,586	6,677,671	8,004,530	(12,875,205)	9,020,582
Total liabilities and equity	$7,741,539	$11,104,011	$18,874,783	$(15,358,642)	$22,361,691

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$111,787	$2,264,901	$—	$2,376,688
Rooms	—	130,557	240,856	—	371,413
Food and beverage	—	53,948	135,463	—	189,411
Mall	—	—	127,814	—	127,814
Convention, retail and other	—	88,619	94,389	(48,871)	134,137
	—	384,911	2,863,423	(48,871)	3,199,463
Less — promotional allowances	(180)	(21,332)	(165,526)	(803)	(187,841)
Net revenues	(180)	363,579	2,697,897	(49,674)	3,011,622
Operating expenses:
Casino	—	76,968	1,258,820	(959)	1,334,829
Rooms	—	36,902	28,889	—	65,791
Food and beverage	—	27,739	72,486	(978)	99,247
Mall	—	—	15,137	—	15,137
Convention, retail and other	—	23,317	52,493	(7,553)	68,257
Provision for doubtful accounts	—	9,272	48,078	—	57,350
General and administrative	—	77,113	247,693	(328)	324,478
Corporate	37,766	61	47,238	(39,842)	45,223
Pre-opening	—	—	9,580	(1)	9,579
Development	1,546	—	—	(13)	1,533
Depreciation and amortization	6,592	41,395	205,935	—	253,922
Amortization of leasehold interests in land	—	—	9,838	—	9,838
Loss on disposal of assets	—	244	15,079	—	15,323
	45,904	293,011	2,011,266	(49,674)	2,300,507
Operating income (loss)	(46,084)	70,568	686,631	—	711,115
Other income (expense):
Interest income	59	48,128	8,142	(49,951)	6,378
Interest expense, net of amounts capitalized	(2,178)	(28,554)	(85,474)	49,951	(66,255)
Other income	—	979	14,486	—	15,465
Income from equity investments in subsidiaries	506,016	407,133	—	(913,149)	—
Income before income taxes	457,813	498,254	623,785	(913,149)	666,703
Income tax benefit (expense)	54,110	(32,706)	(77,069)	—	(55,665)
Net income	511,923	465,548	546,716	(913,149)	611,038
Net income attributable to noncontrolling interests	—	(894)	(98,221)	—	(99,115)
Net income attributable to Las Vegas Sands Corp.	$511,923	$464,654	$448,495	$(913,149)	$511,923

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$511,923	$465,548	$546,716	$(913,149)	$611,038
Currency translation adjustment, before and after tax	(82,797)	(69,965)	(82,299)	152,762	(82,299)
Total comprehensive income	429,126	395,583	464,417	(760,387)	528,739
Comprehensive income attributable to noncontrolling interests	—	(894)	(98,719)	—	(99,613)
Comprehensive income attributable to Las Vegas Sands Corp.	$429,126	$394,689	$365,698	$(760,387)	$429,126

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$517,360	$887,380	$731,057	$(1,401,502)	$734,295
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(332)	—	(332)
Capital expenditures	(2,691)	(10,063)	(354,582)	—	(367,336)
Proceeds from disposal of property and equipment	—	4	413	—	417
Dividends received from non-restricted subsidiaries	—	746,180	—	(746,180)	—
Repayments of receivable from non-restricted subsidiaries	—	65	—	(65)	—
Capital contributions to subsidiaries	—	(722,180)	—	722,180	—
Net cash generated from (used in) investing activities	(2,691)	14,006	(354,501)	(24,065)	(367,251)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,553	—	1,585	—	6,138
Excess tax benefit from stock option exercises	4,335	—	—	—	4,335
Dividends paid	(518,877)	—	(308,083)	—	(826,960)
Distributions to noncontrolling interests	—	(894)	(2,758)	—	(3,652)
Dividends paid to Las Vegas Sands Corp.	—	(530,595)	(22,728)	553,323	—
Dividends paid to Restricted Subsidiaries	—	—	(1,594,359)	1,594,359	—
Capital contributions received	—	—	722,180	(722,180)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(65)	65	—
Repayments on 2011 VML credit facility	—	—	(440,416)	—	(440,416)
Repayments on 2013 U.S. credit facility	—	(165,625)	—	—	(165,625)
Repayments on 2012 Singapore credit facility	—	—	(17,082)	—	(17,082)
Repayments on airplane financings	(922)	—	—	—	(922)
Repayments on HVAC equipment lease and other long-term debt	—	(557)	(348)	—	(905)
Net cash used in financing activities	(510,911)	(697,671)	(1,662,074)	1,425,567	(1,445,089)
Effect of exchange rate on cash	—	—	(21,809)	—	(21,809)
Increase (decrease) in cash and cash equivalents	3,758	203,715	(1,307,327)	—	(1,099,854)
Cash and cash equivalents at beginning of period	114,125	345,399	3,046,795	—	3,506,319
Cash and cash equivalents at end of period	$117,883	$549,114	$1,739,468	$—	$2,406,465

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
We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 376,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 925,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 81.8% and 87.5% of the gross revenue at The Venetian Macao for the three months ended March 31, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.
We own the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). The Sands Cotai Central opened in phases, beginning in April 2012. The property currently features three hotel towers: the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; and the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand. Within Sands Cotai Central, we also own and currently operate approximately 370,000 square feet of gaming space, approximately 350,000 square feet of meeting space and approximately 330,000 square feet of retail space, as well as entertainment and dining facilities. We have begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower under the St. Regis brand. The total cost to complete the remaining phase of the project is expected to be approximately $460 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in mid-2015). As of March 31, 2015, we have capitalized costs of $4.58 billion for the entire project, including the land premium (net of amortization) and $67.6 million in outstanding construction payables. Approximately 80.4% and 85.4% of the gross revenue at Sands Cotai

Central for the three months ended March 31, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.
We own the Four Seasons Macao, which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites under the Four Seasons brand and features 19 Paiza mansions; approximately 105,000 square feet of gaming space; retail space of approximately 258,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 72.3% and 88.3% of the gross revenue at the Four Seasons Macao for the three months ended March 31, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.
We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 241,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 92.7% and 93.9% of the gross revenue at the Sands Macao for the three months ended March 31, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Singapore
We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 75.8% and 76.6% of the gross revenue at the Marina Bay Sands for the three months ended March 31, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
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
Approximately 72.0% and 72.9% of gross revenue at our Las Vegas Operating Properties for the three months ended March 31, 2015 and 2014, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.3% and 88.6% of the gross revenue at Sands Bethlehem for the three months ended March 31, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2014 Annual Report on Form 10-K filed on February 27, 2015.
There were no newly identified significant accounting estimates during the three months ended March 31, 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our 2014 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
	2015	2014	Percent Change
	(Dollars in thousands)
Net revenues	$3,011,622	$4,010,384	(24.9)%
Operating expenses	2,300,507	2,866,559	(19.7)%
Operating income	711,115	1,143,825	(37.8)%
Income before income taxes	666,703	1,055,881	(36.9)%
Net income	611,038	996,728	(38.7)%
Net income attributable to Las Vegas Sands Corp.	511,923	776,185	(34.0)%

	Percent of Net Revenues
	Three Months Ended March 31,
	2015	2014
Operating expenses	76.4%	71.5%
Operating income	23.6%	28.5%
Income before income taxes	22.1%	26.3%
Net income	20.3%	24.9%
Net income attributable to Las Vegas Sands Corp.	17.0%	19.4%

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our current mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.9%, 21.3%, 22.5%, 18.4% and 25.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.7%, 3.4%, 5.4%, 3.6% and 4.8% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 22.9% and 31.7%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2015.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are table games drop and slot handle, as previously described. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our current mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 17.1%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 68.4% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2015, was conducted on a credit basis, while our table games play at Sands Bethlehem was primarily conducted on a cash basis.
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
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$2,376,688	$3,372,065	(29.5)%
Rooms	371,413	400,222	(7.2)%
Food and beverage	189,411	202,787	(6.6)%
Mall	127,814	109,031	17.2%
Convention, retail and other	134,137	137,376	(2.4)%
	3,199,463	4,221,481	(24.2)%
Less — promotional allowances	(187,841)	(211,097)	11.0%
Total net revenues	$3,011,622	$4,010,384	(24.9)%
Consolidated net revenues were $3.01 billion for the three months ended March 31, 2015, a decrease of $998.8 million compared to $4.01 billion for the three months ended March 31, 2014. The decrease in net revenues was driven by a $950.6 million decrease at our Macao operating properties, primarily due to decreased casino revenues.

Casino revenues decreased $995.4 million compared to the three months ended March 31, 2014. The decrease is primarily attributable to decreases of $958.6 million at our Macao operating properties and $48.5 million at Marina Bay Sands, driven by decreases in Rolling Chip volume as demand has decreased in the VIP market. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$676,914	$1,075,668	(37.1)%
Non-Rolling Chip drop	$1,868,018	$2,410,228	(22.5)%
Non-Rolling Chip win percentage	25.0%	26.1%	(1.1) pts
Rolling Chip volume	$8,518,038	$15,315,408	(44.4)%
Rolling Chip win percentage	2.83%	3.49%	(0.66) pts
Slot handle	$1,062,476	$1,452,385	(26.8)%
Slot hold percentage	4.9%	5.1%	(0.2) pts
Sands Cotai Central
Total casino revenues	$493,023	$750,329	(34.3)%
Non-Rolling Chip drop	$1,645,066	$1,800,669	(8.6)%
Non-Rolling Chip win percentage	20.8%	22.9%	(2.1) pts
Rolling Chip volume	$6,082,952	$15,505,304	(60.8)%
Rolling Chip win percentage	2.76%	2.83%	(0.07) pts
Slot handle	$1,643,766	$1,821,440	(9.8)%
Slot hold percentage	3.2%	3.7%	(0.5) pts
Four Seasons Macao
Total casino revenues	$125,397	$340,190	(63.1)%
Non-Rolling Chip drop	$228,964	$351,964	(34.9)%
Non-Rolling Chip win percentage	23.1%	28.4%	(5.3) pts
Rolling Chip volume	$3,962,573	$9,193,662	(56.9)%
Rolling Chip win percentage	2.81%	3.62%	(0.81) pts
Slot handle	$133,923	$289,789	(53.8)%
Slot hold percentage	4.8%	4.3%	0.5 pts
Sands Macao
Total casino revenues	$218,821	$306,607	(28.6)%
Non-Rolling Chip drop	$789,909	$1,091,913	(27.7)%
Non-Rolling Chip win percentage	19.1%	18.0%	1.1 pts
Rolling Chip volume	$2,526,188	$5,380,539	(53.0)%
Rolling Chip win percentage	2.86%	2.59%	0.27 pts
Slot handle	$707,077	$803,221	(12.0)%
Slot hold percentage	3.5%	3.8%	(0.3) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$631,928	$680,445	(7.1)%
Non-Rolling Chip drop	$1,108,749	$1,157,352	(4.2)%
Non-Rolling Chip win percentage	25.3%	23.4%	1.9 pts
Rolling Chip volume	$10,089,956	$12,941,483	(22.0)%
Rolling Chip win percentage	3.41%	3.41%	—
Slot handle	$3,084,269	$3,049,975	1.1%
Slot hold percentage	4.6%	4.8%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$111,787	$109,790	1.8%
Table games drop	$533,053	$518,535	2.8%
Table games win percentage	16.6%	17.1%	(0.5) pts
Slot handle	$578,548	$473,154	22.3%
Slot hold percentage	7.6%	8.6%	(1.0) pts
Sands Bethlehem
Total casino revenues	$118,818	$109,036	9.0%
Table games drop	$263,415	$247,590	6.4%
Table games win percentage	17.3%	16.1%	1.2 pts
Slot handle	$1,005,167	$948,510	6.0%
Slot hold percentage	7.1%	7.1%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $28.8 million compared to the three months ended March 31, 2014. The decrease is primarily due to decreases of $16.8 million at our Macao operating properties and $7.5 million at Marina Bay Sands, driven by decreases in occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2015	2014	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$59,601	$65,305	(8.7)%
Occupancy rate	85.8%	94.4%	(8.6) pts
Average daily room rate	$270	$267	1.1%
Revenue per available room	$232	$252	(7.9)%
Sands Cotai Central
Total room revenues	$71,932	$79,446	(9.5)%
Occupancy rate	81.5%	88.8%	(7.3) pts
Average daily room rate	$173	$177	(2.3)%
Revenue per available room	$141	$157	(10.2)%
Four Seasons Macao
Total room revenues	$10,675	$12,631	(15.5)%
Occupancy rate	77.0%	87.1%	(10.1) pts
Average daily room rate	$410	$429	(4.4)%
Revenue per available room	$316	$373	(15.3)%
Sands Macao
Total room revenues	$5,615	$7,261	(22.7)%
Occupancy rate	98.4%	96.7%	1.7 pts
Average daily room rate	$226	$292	(22.6)%
Revenue per available room	$222	$283	(21.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$89,614	$97,129	(7.7)%
Occupancy rate	94.8%	99.3%	(4.5) pts
Average daily room rate	$414	$428	(3.3)%
Revenue per available room	$393	$425	(7.5)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$130,557	$135,713	(3.8)%
Occupancy rate	86.2%	88.9%	(2.7) pts
Average daily room rate	$244	$241	1.2%
Revenue per available room	$210	$214	(1.9)%
Sands Bethlehem
Total room revenues	$3,419	$2,737	24.9%
Occupancy rate	84.5%	68.8%	15.7 pts
Average daily room rate	$149	$146	2.1%
Revenue per available room	$126	$101	24.8%
Food and beverage revenues decreased $13.4 million compared to the three months ended March 31, 2014. The decrease was primarily due to a $9.2 million decrease at our Macao operating properties, driven by a decrease in property visitation.

Mall revenues increased $18.8 million compared to the three months ended March 31, 2014. The increase was primarily due to a $17.5 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended March 31,
	2015	2014	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$44,215	$38,140	15.9%
Mall gross leasable area (in square feet)	780,754	755,876	3.3%
Occupancy	96.6%	96.0%	0.6 pts
Base rent per square foot	$209	$186	12.4%
Tenant sales per square foot	$1,636	$1,535	6.6%
Shoppes at Cotai Central(1)
Total mall revenues	$13,402	$8,720	53.7%
Mall gross leasable area (in square feet)	331,327	210,191	57.6%
Occupancy	98.0%	99.9%	(1.9) pts
Base rent per square foot	$137	$121	13.2%
Tenant sales per square foot	$1,407	$1,365	3.1%
Shoppes at Four Seasons
Total mall revenues	$29,746	$23,025	29.2%
Mall gross leasable area (in square feet)	257,467	242,469	6.2%
Occupancy	100.0%	84.1%	15.9 pts
Base rent per square foot	$418	$363	15.2%
Tenant sales per square foot	$5,246	$5,359	(2.1)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$39,819	$38,515	3.4%
Mall gross leasable area (in square feet)	644,203	650,083	(0.9)%
Occupancy	95.6%	88.1%	7.5 pts
Base rent per square foot	$214	$213	0.5%
Tenant sales per square foot	$1,409	$1,544	(8.7)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$632	$631	0.2%
Mall gross leasable area (in square feet)	151,029	134,830	12.0%
Occupancy	94.3%	93.6%	0.7 pts
Base rent per square foot	$21	$22	(4.5)%
Tenant sales per square foot	$369	$411	(10.2)%
__________________________

(1)	The third phase of the Shoppes at Cotai Central opened in June 2014. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$1,334,829	$1,867,612	(28.5)%
Rooms	65,791	64,263	2.4%
Food and beverage	99,247	100,169	(0.9)%
Mall	15,137	17,363	(12.8)%
Convention, retail and other	68,257	90,468	(24.6)%
Provision for doubtful accounts	57,350	61,918	(7.4)%
General and administrative	324,478	336,499	(3.6)%
Corporate	45,223	50,677	(10.8)%
Pre-opening	9,579	4,300	122.8%
Development	1,533	1,692	(9.4)%
Depreciation and amortization	253,922	261,047	(2.7)%
Amortization of leasehold interests in land	9,838	10,026	(1.9)%
Loss on disposal of assets	15,323	525	N.M.
Total operating expenses	$2,300,507	$2,866,559	(19.7)%
______________
N.M. - Not meaningful
Operating expenses were $2.30 billion for the three months ended March 31, 2015, a decrease of $566.1 million compared to $2.87 billion for the three months ended March 31, 2014. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $532.8 million compared to the three months ended March 31, 2014. Of the decrease, $477.7 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. Additionally, there was a decrease of $57.9 million in other casino related expenses at our Macao operating properties.
Convention, retail and other expenses decreased $22.2 million compared to the three months ended March 31, 2014. The decrease was primarily due to decreases of $14.3 million and $7.4 million at The Venetian Macao and our Las Vegas Operating Properties, respectively, driven by a decrease in entertainment expenses.
The provision for doubtful accounts was $57.4 million for the three months ended March 31, 2015, compared to $61.9 million for the three months ended March 31, 2014. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2015, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
The loss on disposal of assets of $15.3 million for the three months ended March 31, 2015, primarily related to dispositions at our Macao operating properties.

Adjusted Property EBITDA
Adjusted property EBITDA is used by management as the primary measure of the operating performance of our segments. Adjusted property EBITDA is net income before intersegment royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, loss on disposal of assets, interest, other income (expense), loss on modification or early retirement of debt and income taxes. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Three Months Ended March 31,
	2015	2014	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$269,942	$470,084	(42.6)%
Sands Cotai Central	155,910	265,206	(41.2)%
Four Seasons Macao	44,472	113,041	(60.7)%
Sands Macao	57,378	91,438	(37.2)%
Other Asia	3,532	(1,414)	N.M.
	531,234	938,355	(43.4)%
Marina Bay Sands	415,272	435,161	(4.6)%
United States:
Las Vegas Operating Properties	74,109	79,652	(7.0)%
Sands Bethlehem	29,893	26,531	12.7%
	104,002	106,183	(2.1)%
Total adjusted property EBITDA	$1,050,508	$1,479,699	(29.0)%
______________
N.M. - Not meaningful

Adjusted property EBITDA at our Macao operations decreased $407.1 million compared to the three months ended March 31, 2014. As previously described, the decrease was primarily due to the decrease in casino operations at our Macao operating properties, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $19.9 million compared to the three months ended March 31, 2014. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $5.5 million compared to the three months ended March 31, 2014. The decrease was primarily due to a $8.2 million decrease in net revenues (excluding intersegment royalty revenue), driven by a decrease in rooms revenue.
Adjusted property EBITDA at Sands Bethlehem increased $3.4 million compared to the three months ended March 31, 2014. The increase was primarily due to a $10.5 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$66,614	$69,076
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,798	3,797
Less — capitalized interest	(4,157)	(1,747)
Interest expense, net	$66,255	$71,126
Cash paid for interest	$55,442	$59,582
Weighted average total debt balance	$9,842,433	$10,012,530
Weighted average interest rate	2.7%	2.8%
Interest cost decreased $2.5 million compared to the three months ended March 31, 2014, due to decreases in our weighted average debt balance and weighted average interest rate. Capitalized interest increased $2.4 million compared to the three months ended March 31, 2014, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $15.5 million for the three months ended March 31, 2015, compared to other expense of $4.7 million for the three months ended March 31, 2014. The amounts in both periods were primarily due to foreign exchange gains and losses.
The loss on modification or early retirement of debt of $18.0 million for the three months ended March 31, 2014, was related to the refinancing of our 2011 VML Credit Facility in March 2014.
Our effective income tax rate was 8.3% for the three months ended March 31, 2015, compared to 5.6% for the three months ended March 31, 2014. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $99.1 million for the three months ended March 31, 2015, compared to $220.5 million for the three months ended March 31, 2014. These amounts are primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended March 31, 2015
Mall revenues:
Minimum rents(2)	$36,172	$27,373	$9,847	$30,297	$478	$104,167
Overage rents	1,071	158	401	2,612	154	4,396
CAM, levies and management fees	6,972	2,215	3,154	6,910	—	19,251
Total mall revenues	44,215	29,746	13,402	39,819	632	127,814
Mall operating expenses:
Common area maintenance	3,649	1,336	1,525	6,034	293	12,837
Management fees and other direct operating expenses	1,362	248	644	(55)	101	2,300
Mall operating expenses	5,011	1,584	2,169	5,979	394	15,137
Property taxes	—	—	—	1,097	323	1,420
Provision for (recovery of) doubtful accounts	2	(86)	106	(16)	—	6
Mall-related expenses(3)	5,013	1,498	2,275	7,060	717	16,563
For the three months ended March 31, 2014
Mall revenues:
Minimum rents(2)	$31,300	$19,779	$5,934	$29,025	$390	$86,428
Overage rents	341	1,495	372	2,487	241	4,936
CAM, levies and management fees	6,499	1,751	2,414	7,003	—	17,667
Total mall revenues	38,140	23,025	8,720	38,515	631	109,031
Mall operating expenses:
Common area maintenance	3,968	1,231	1,380	5,962	314	12,855
Management fees and other direct operating expenses	1,858	454	333	1,749	114	4,508
Mall operating expenses	5,826	1,685	1,713	7,711	428	17,363
Property taxes(4)	1,114	—	—	1,757	271	3,142
Provision for (recovery of) doubtful accounts	139	78	(21)	258	—	454
Mall-related expenses(3)	7,079	1,763	1,692	9,726	699	20,959
____________________

(1)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

(3)
Mall-related expenses consist of CAM, management fees and other direct operating expenses, property taxes and provision for (recovery of) doubtful accounts, but excludes depreciation and amortization and general and administrative costs.

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. This property tax exemption expired in August 2013 for The Venetian Macao; however, we received an additional six-year property tax exemption in May 2014.

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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We have commenced construction and expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, we will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in the second half of 2016, subject to Macao government approval. We have capitalized costs of $970.9 million, including the land premium (net of amortization) and $93.5 million in outstanding construction payables, as of March 31, 2015. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of March 31, 2015, we have capitalized an aggregate of $10.13 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the development be completed by December 2016. We have applied for an extension from the Macao government to complete The Parisian Macao, as we believe we will be unable to meet the April 2016 deadline. Should we determine that we are unable to complete Sands Cotai Central by December 2016, we would then also expect to apply for another extension from the Macao government. If we are unable to meet the Sands Cotai Central deadline and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $970.9 million or $4.58 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2015, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of March 31, 2015.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash generated from operating activities	$734,295	$1,132,627
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(332)	948
Capital expenditures	(367,336)	(251,727)
Proceeds from disposal of property and equipment	417	541
Net cash used in investing activities	(367,251)	(250,238)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,138	32,115
Excess tax benefits from stock-based compensation	4,335	4,112
Repurchase of common stock	—	(734,363)
Dividends paid	(826,960)	(915,072)
Distributions to noncontrolling interests	(3,652)	(2,579)
Proceeds from long-term debt	—	1,319,725
Repayments on long-term debt	(624,950)	(828,063)
Payments of deferred financing costs	—	(57,255)
Net cash used in financing activities	(1,445,089)	(1,181,380)
Effect of exchange rate on cash	(21,809)	1,979
Decrease in cash and cash equivalents	$(1,099,854)	$(297,012)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2015, decreased $398.3 million compared to the three months ended March 31, 2014. The decrease was primarily attributable to the decrease in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2015, totaled $367.3 million, including $326.5 million for construction and development activities in Macao, which consisted primarily of $163.5 million for The Parisian Macao and $123.4 million for Sands Cotai Central; $23.5 million in Singapore; $11.6 million at our Las Vegas Operating Properties; and $5.7 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.45 billion for the three months ended March 31, 2015, which was primarily attributable to $827.0 million in dividend payments and repayments of $440.4 million and $165.6 million on our 2011 VML Revolving Facility and 2013 U.S. Revolving Facility, respectively.
As of March 31, 2015, we had $2.36 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.

Capital Financing Overview
Through March 31, 2015, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014, also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending March 31 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility, which was amended in August 2014, requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending March 31, 2015 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of March 31, 2015, our U.S., Macao and Singapore leverage ratios were 0.8x, 1.0x and 2.2x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.41 billion and restricted cash and cash equivalents of approximately $6.9 million as of March 31, 2015, of which approximately $1.68 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.68 billion, approximately $1.30 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
During the three months ended March 31, 2015, we made repayments of $440.4 million and $165.6 million on our 2011 VML and 2013 U.S. Revolving Facilities, respectively. In April 2015, we entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders have agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”).
On February 27, 2015, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.03 billion, of which we retained $722.4 million during the three months ended March 31, 2015). On March 31, 2015, we paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the three months ended March 31, 2015, we recorded $519.1 million as a distribution against retained earnings (of which $280.6 million related to our Principal Stockholder’s family and the remaining $238.5 million related to all other shareholders). In April 2015, our Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $519 million) to be paid on June 30, 2015, to shareholders of record on June 22, 2015. We expect this level of dividend to continue quarterly through the remainder of 2015.
In June 2013, our Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expires in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2015, there were no share repurchases under this program. All share repurchases of our common stock have been recorded as treasury stock.

Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2015, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the following:

•	repayments of $440.4 million on our Extended 2011 VML Revolving Facility (which would have matured in March 2020 with no interim amortization); and

•	repayments of $165.6 million on our 2013 U.S. Revolving Facility (which would have matured in December 2018 with no interim amortization).
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2015, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending March 31:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$93.2	$148.5	$328.4	$1,728.6	$3,614.9	$3,314.8	$9,228.4	$9,060.6
Average interest rate(2)	2.8%	2.4%	1.9%	1.9%	2.1%	3.1%	2.4%
ASSETS
Cap agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of March 31, 2015, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $82.0 million.

(3)	As of March 31, 2015, we had 4 interest rate cap agreements with a nominal aggregate fair value based on quoted market values from the institutions holding the agreements.
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
Foreign currency transaction gains for the three months ended March 31, 2015, were $15.6 million primarily due to Singapore dollar denominated intercompany debt held in the U.S. and U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2015, an assumed 10% change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $31.3 million and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $11.4 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2015, and have concluded that they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and “Part I — Item 1 —Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
January 1, 2015 — January 31, 2015	—	$—	—	$1,765,001
February 1, 2015 — February 28, 2015	—	$—	—	$1,765,001
March 1, 2015 — March 31, 2015	—	$—	—	$1,765,001
__________________________

(1)
In June 2013, the Company’s Board of Directors approved a stock repurchase program, which expires on June 5, 2015, with an initial authorization of $2.0 billion. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires on October 9, 2016. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Joinder Agreement, dated as of April 10, 2015, to the Amended and Restated Credit Agreement dated March 31, 2014 among VML US Finance LLC, as Borrower, Lender Party Hereto and Bank of China Limited, Macau Branch, as Administrative Agent.

10.2	Employment Agreement, dated as of March 17, 2015, between Venetian Casino Resort, LLC and George M. Markantonis.
10.3	Separation and General Release, dated as of January 15, 2015, between Edward M. Tracy and Venetian Macau Limited, its subsidiaries, affiliates and related entities.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

May 7, 2015	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

May 7, 2015	By:	/s/ Michael A. Quartieri
Michael A. Quartieri Chief Accounting Officer (Principal Financial Officer)