Form 10-Q
period 2015-06-30
LAS VEGAS SANDS CORP
filed 2015-08-07
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock ($0.001 par value)	797,451,176 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,818,680	$3,506,319
Restricted cash and cash equivalents	7,120	6,566
Accounts receivable, net	1,342,146	1,510,772
Inventories	39,820	41,674
Prepaid expenses and other	110,844	125,168
Total current assets	4,318,610	5,190,499
Property and equipment, net	15,525,414	15,372,474
Deferred financing costs, net	194,573	205,596
Deferred income taxes, net	46,613	31,720
Leasehold interests in land, net	1,321,287	1,353,090
Intangible assets, net	78,845	86,260
Other assets, net	122,867	122,052
Total assets	$21,608,209	$22,361,691
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93,621	$112,721
Construction payables	288,289	270,929
Accrued interest payable	1,658	7,943
Other accrued liabilities	1,978,826	1,984,444
Deferred income taxes	13,774	12,522
Income taxes payable	216,939	224,201
Current maturities of long-term debt	98,227	99,734
Total current liabilities	2,691,334	2,712,494
Other long-term liabilities	127,614	124,614
Deferred income taxes	180,514	188,935
Deferred proceeds from sale of The Shoppes at The Palazzo	268,570	268,710
Deferred gain on sale of The Grand Canal Shoppes	36,549	37,968
Deferred rent from mall sale transactions	114,735	115,475
Long-term debt	9,720,134	9,892,913
Total liabilities	13,139,450	13,341,109
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 829,707,594 and 829,280,328 shares issued, 797,397,901 and 798,258,172 shares outstanding	830	829
Treasury stock, at cost, 32,309,693 shares and 31,022,156 shares	(2,302,946)	(2,237,952)
Capital in excess of par value	6,457,705	6,428,762
Accumulated other comprehensive income	26,403	76,101
Retained earnings	2,889,392	2,945,846
Total Las Vegas Sands Corp. stockholders’ equity	7,071,384	7,213,586
Noncontrolling interests	1,397,375	1,806,996
Total equity	8,468,759	9,020,582
Total liabilities and equity	$21,608,209	$22,361,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,301,498	$3,012,810	$4,678,186	$6,384,875
Rooms	351,259	375,116	722,672	775,338
Food and beverage	178,418	194,196	367,829	396,983
Mall	135,282	119,073	263,096	228,104
Convention, retail and other	125,514	125,829	259,651	263,205
	3,091,971	3,827,024	6,291,434	8,048,505
Less — promotional allowances	(170,550)	(202,674)	(358,391)	(413,771)
Net revenues	2,921,421	3,624,350	5,933,043	7,634,734
Operating expenses:
Casino	1,315,568	1,690,237	2,650,397	3,557,849
Rooms	64,840	64,118	130,631	128,381
Food and beverage	96,537	95,828	195,784	195,997
Mall	15,341	17,709	30,478	35,072
Convention, retail and other	69,965	74,664	138,222	165,132
Provision for doubtful accounts	36,056	49,669	93,406	111,587
General and administrative	315,602	327,532	640,080	664,031
Corporate	44,565	45,123	89,788	95,800
Pre-opening	10,654	16,141	20,233	20,441
Development	2,348	4,217	3,881	5,909
Depreciation and amortization	248,592	264,016	502,514	525,063
Amortization of leasehold interests in land	9,485	10,040	19,323	20,066
Loss on disposal of assets	2,558	3,596	17,881	4,121
	2,232,111	2,662,890	4,532,618	5,529,449
Operating income	689,310	961,460	1,400,425	2,105,285
Other income (expense):
Interest income	4,062	5,697	10,440	11,500
Interest expense, net of amounts capitalized	(65,801)	(69,590)	(132,056)	(140,716)
Other income (expense)	(151)	2,194	15,314	(2,463)
Loss on modification or early retirement of debt	—	—	—	(17,964)
Income before income taxes	627,420	899,761	1,294,123	1,955,642
Income tax expense	(45,929)	(46,917)	(101,594)	(106,070)
Net income	581,491	852,844	1,192,529	1,849,572
Net income attributable to noncontrolling interests	(112,318)	(181,410)	(211,433)	(401,953)
Net income attributable to Las Vegas Sands Corp.	$469,173	$671,434	$981,096	$1,447,619
Earnings per share:
Basic	$0.59	$0.83	$1.23	$1.79
Diluted	$0.59	$0.83	$1.23	$1.78
Weighted average shares outstanding:
Basic	797,715,773	807,038,086	797,827,230	810,881,047
Diluted	798,552,917	809,224,051	798,731,400	813,304,140
Dividends declared per common share	$0.65	$0.50	$1.30	$1.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands) (Unaudited)
Net income	$581,491	$852,844	$1,192,529	$1,849,572
Currency translation adjustment, net of reclassification adjustment and before and after tax	33,711	23,975	(48,588)	34,198
Total comprehensive income	615,202	876,819	1,143,941	1,883,770
Comprehensive income attributable to noncontrolling interests	(112,930)	(182,695)	(212,543)	(402,613)
Comprehensive income attributable to Las Vegas Sands Corp.	$502,272	$694,124	$931,398	$1,481,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2014	$827	$(570,520)	$6,348,065	$173,783	$1,713,339	$1,835,035	$9,500,529
Net income	—	—	—	—	1,447,619	401,953	1,849,572
Currency translation adjustment	—	—	—	33,538	—	660	34,198
Exercise of stock options	2	—	41,287	—	—	3,829	45,118
Tax benefit from stock-based compensation	—	—	2,755	—	—	—	2,755
Stock-based compensation	—	—	24,191	—	—	3,107	27,298
Repurchase of common stock	—	(1,130,045)	—	—	—	—	(1,130,045)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	(487)	(487)
Dividends declared	—	—	—	—	(809,079)	(776,570)	(1,585,649)
Distributions to noncontrolling interests	—	—	—	—	—	(4,731)	(4,731)
Balance at June 30, 2014	$829	$(1,700,565)	$6,416,298	$207,321	$2,351,879	$1,462,796	$8,738,558
Balance at January 1, 2015	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
Net income	—	—	—	—	981,096	211,433	1,192,529
Currency translation adjustment, net of reclassification adjustment	—	—	—	(49,698)	—	1,110	(48,588)
Exercise of stock options	1	—	6,291	—	—	1,786	8,078
Tax benefit from stock-based compensation	—	—	1,700	—	—	—	1,700
Conversion of equity awards to liability awards	—	—	(3,837)	—	—	(1,635)	(5,472)
Stock-based compensation	—	—	24,789	—	—	3,924	28,713
Repurchase of common stock	—	(64,994)	—	—	—	—	(64,994)
Dividends declared	—	—	—	—	(1,037,550)	(619,368)	(1,656,918)
Distributions to noncontrolling interests	—	—	—	—	—	(6,871)	(6,871)
Balance at June 30, 2015	$830	$(2,302,946)	$6,457,705	$26,403	$2,889,392	$1,397,375	$8,468,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$1,192,529	$1,849,572
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	502,514	525,063
Amortization of leasehold interests in land	19,323	20,066
Amortization of deferred financing costs and original issue discount	21,930	27,629
Amortization of deferred gain on and rent from mall sale transactions	(2,159)	(2,394)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	280	491
Non-cash loss on modification or early retirement of debt	—	13,467
Loss on disposal of assets	17,881	4,121
Stock-based compensation expense	27,191	26,183
Provision for doubtful accounts	93,406	111,587
Foreign exchange (gain) loss	(5,153)	4,779
Excess tax benefits from stock-based compensation	(2,242)	(2,755)
Deferred income taxes	(21,503)	(12,224)
Changes in operating assets and liabilities:
Accounts receivable	63,385	129,067
Inventories	1,734	(1,022)
Prepaid expenses and other	12,296	(2,341)
Leasehold interests in land	(4,394)	(3,419)
Accounts payable	(18,625)	(1,074)
Accrued interest payable	(6,200)	(5,037)
Income taxes payable	(830)	14,229
Other accrued liabilities	(309,830)	(305,144)
Net cash generated from operating activities	1,581,533	2,390,844
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(549)	559
Capital expenditures	(719,239)	(526,838)
Proceeds from disposal of property and equipment	639	1,106
Net cash used in investing activities	(719,149)	(525,173)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,078	45,118
Excess tax benefits from stock-based compensation	2,242	2,755
Repurchase of common stock	(64,994)	(1,139,415)
Dividends paid	(1,345,804)	(1,585,655)
Distributions to noncontrolling interests	(6,871)	(4,731)
Proceeds from long-term debt (Note 3)	1,459,277	1,857,725
Repayments on long-term debt (Note 3)	(1,569,609)	(1,296,058)
Payments of deferred financing costs	(11,745)	(57,244)
Net cash used in financing activities	(1,529,426)	(2,177,505)
Effect of exchange rate on cash	(20,597)	4,147
Decrease in cash and cash equivalents	(687,639)	(307,687)
Cash and cash equivalents at beginning of period	3,506,319	3,600,414
Cash and cash equivalents at end of period	$2,818,680	$3,292,727

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2015	2014
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$108,815	$110,499
Cash payments for taxes, net of refunds	$121,228	$102,387
Change in construction payables	$17,360	$(27,161)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$325	$1,115
Change in dividends payable included in other accrued liabilities	$311,114	$(6)
Disposition of interest in majority owned subsidiary	$—	$487
Change in common stock repurchase payable included in other accrued liabilities	$—	$(9,370)
Conversion of equity awards to liability awards	$5,472	$—

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
The Company owns the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). The Sands Cotai Central opened in phases, beginning in April 2012. The property currently features three hotel towers: the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; and the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 370,000 square feet of gaming space, approximately 350,000 square feet of meeting space and approximately 330,000 square feet of retail space, as well as entertainment and dining facilities. The Company has begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower under the St. Regis brand that is expected to open at the end of 2015, subject to Macao government approval. The total cost to complete the remaining phase of the project is expected to be approximately $380 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in late 2015).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of June 30, 2015, the Company has capitalized costs of $4.69 billion for the entire project, including the land premium (net of amortization) and $76.8 million in outstanding construction payables.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company has commenced construction and expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, the Company will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in the second half of 2016, subject to Macao government approval. The Company has capitalized costs of $1.15 billion, including the land premium (net of amortization) and $116.6 million in outstanding construction payables, as of June 30, 2015. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. The Company has applied for an extension from the Macao government to complete The Parisian Macao, as the Company believes it will be unable to meet the April 2016 deadline. Should the Company determine that it is unable to complete Sands Cotai Central by December 2016, the Company would then also expect to apply for another extension from the Macao government. If the Company is unable to meet the Sands Cotai Central deadline and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $1.15 billion or $4.69 billion in capitalized construction costs and land premiums (net of amortization), as of June 30, 2015, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of June 30, 2015.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through June 30, 2015, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $2.82 billion and restricted cash and cash equivalents of $7.1 million as of June 30, 2015. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.
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
In July 2015, the FASB issued an accounting standard update that requires inventory measured using any method other than last-in, first-out or the retail inventory method, to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. If the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss during the period in which it occurs. The guidance is effective for fiscal years beginning after December 15, 2016, and should be applied prospectively, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$551,241	$551,625
Building and improvements	15,169,341	15,187,427
Furniture, fixtures, equipment and leasehold improvements	3,162,457	3,065,859
Transportation	455,216	454,278
Construction in progress	2,319,805	1,796,554
	21,658,060	21,055,743
Less — accumulated depreciation and amortization	(6,132,646)	(5,683,269)
	$15,525,414	$15,372,474
Construction in progress consists of the following (in thousands):

	June 30, 2015	December 31, 2014
The Parisian Macao	$1,097,603	$749,176
Four Seasons Macao (principally the Four Seasons Apartments)	420,170	417,920
Sands Cotai Central	453,420	289,518
Other	348,612	339,940
	$2,319,805	$1,796,554
The $348.6 million in other construction in progress as of June 30, 2015, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $224.1 million (net of $87.3 million of accumulated depreciation) as of June 30, 2015, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated income statement.
During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, the Company capitalized interest expense of $5.5 million, $9.7 million, $1.5 million, and $3.2 million, respectively. During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, the Company capitalized approximately $8.1 million, $15.6 million, $6.2 million and $14.1 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $8,839 and $9,643, respectively)	$2,207,411	$2,217,857
2013 U.S. Credit Facility — Revolving	780,000	1,020,000
Airplane Financings	61,827	63,671
HVAC Equipment Lease	15,859	16,619
Other	195	401
Macao Related:
2011 VML Credit Facility — Extended Term	2,389,289	2,388,244
2011 VML Credit Facility — Accordion Term	999,804	—
2011 VML Credit Facility — Extended Revolving	—	820,024
Other	4,651	5,694
Singapore Related:
2012 Singapore Credit Facility — Term	3,359,325	3,460,137
	9,818,361	9,992,647
Less — current maturities	(98,227)	(99,734)
Total long-term debt	$9,720,134	$9,892,913
2013 U.S. Credit Facility
As of June 30, 2015, the Company had $466.0 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit. Subsequent to June 30, 2015, the Company repaid $460.0 million under the 2013 U.S. Revolving Facility.
2011 VML Credit Facility
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
As of June 30, 2015, the Company had $2.0 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
2012 Singapore Credit Facility
As of June 30, 2015, the Company had 494.5 million Singapore dollars ("SGD," approximately $366.6 million at exchange rates in effect on June 30, 2015) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Proceeds from 2011 VML Credit Facility	$999,277	$819,725
Proceeds from 2013 U.S. Credit Facility	460,000	1,038,000
	$1,459,277	$1,857,725
Repayments on 2011 VML Credit Facility	$(820,188)	$(819,680)
Repayments on 2013 U.S. Credit Facility	(711,250)	(471,250)
Repayments on 2012 Singapore Credit Facility	(34,316)	—
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(2,011)	(3,284)
	$(1,569,609)	$(1,296,058)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2015 and December 31, 2014, was approximately $9.63 billion and $9.78 billion, respectively, compared to its carrying value of $9.81 billion and $9.98 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31 and June 30, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the six months ended June 30, 2015, the Company recorded $1.04 billion as a distribution against retained earnings (of which $561.2 million related to the Principal Stockholder’s family and the remaining $476.3 million related to all other shareholders).
On March 31 and June 30, 2014, the Company paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the six months ended June 30, 2014, the Company recorded $809.1 million as a distribution against retained earnings (of which $431.7 million related to the Principal Stockholder’s family and the remaining $377.4 million related to all other shareholders).
In July 2015, the Company’s Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $518 million) to be paid on September 30, 2015, to shareholders of record on September 22, 2015.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which would have expired in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2015 and 2014, the Company repurchased 1,287,537 and 14,203,078 shares, respectively, of its common stock for $65.0 million and $1.13 billion, respectively, (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 27, 2015, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share, and, on June 17, 2015, SCL shareholders approved a dividend of HKD 1.00 per share, which was paid on July 15, 2015 (a total of $2.07 billion, of which the Company retained $1.45 billion). On February 26, 2014, SCL paid a dividend of HKD 0.87 per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which the Company retained $1.82 billion during the six months ended June 30, 2014).
During the six months ended June 30, 2015 and 2014, the Company distributed $6.9 million and $4.7 million, respectively, to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	797,715,773	807,038,086	797,827,230	810,881,047
Potential dilution from stock options and restricted stock and stock units	837,144	2,185,965	904,170	2,423,093
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	798,552,917	809,224,051	798,731,400	813,304,140
Antidilutive stock options excluded from the calculation of diluted earnings per share	6,070,416	1,441,300	6,052,807	1,441,300
Accumulated Other Comprehensive Income (Loss)
As of June 30, 2015 and December 31, 2014, accumulated other comprehensive income consisted solely of foreign currency translation adjustments. During the three and six months ended June 30, 2015, a $5.3 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income and comprehensive income to net income. The amount is included in other income (expense) in the accompanying consolidated statements of operations.
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
As of June 30, 2015 and December 31, 2014, the Company’s consolidated joint ventures had total assets of $83.8 million and $85.0 million, respectively, and total liabilities of $141.3 million and $130.6 million, respectively.
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
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on June 30, 2015) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compensation expense:
Stock options	$6,297	$4,520	$15,292	$13,350
Restricted stock and stock units	8,693	5,561	11,899	12,833
	$14,990	$10,081	$27,191	$26,183
Compensation cost capitalized as part of property and equipment	$153	$125	$325	$1,115
LVSC 2004 Plan:
Stock options granted	127	4	435	59
Weighted average grant date fair value	$11.29	$26.77	$12.04	$32.68
Restricted stock granted	17	7	39	31
Weighted average grant date fair value	$54.99	$76.18	$55.23	$75.46
Restricted stock units granted	—	6	—	6
Weighted average grant date fair value	$—	$73.68	$—	$73.68
SCL Equity Plan:
Stock options granted	2,096	4,348	2,744	10,189
Weighted average grant date fair value	$0.91	$3.33	$0.95	$3.52
Restricted stock units granted	—	—	119	189
Weighted average grant date fair value	$—	$—	$4.90	$7.37

During the three and six months ended June 30, 2015, SCL paid $2.9 million to settle vested restricted stock units that were previously classified as equity awards.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
LVSC 2004 Plan:
Weighted average volatility	35.6%	46.2%	37.3%	59.5%
Expected term (in years)	5.8	6.0	5.8	5.5
Risk-free rate	1.4%	1.6%	1.3%	1.7%
Expected dividends	4.7%	2.6%	4.7%	2.7%
SCL Equity Plan:
Weighted average volatility	44.9%	65.3%	44.8%	65.5%
Expected term (in years)	4.0	6.3	4.0	6.3
Risk-free rate	0.6%	1.4%	0.7%	1.3%
Expected dividends	6.1%	3.1%	6.0%	3.0%
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Cash equivalents(1)	$1,519,647	$1,519,647	$—	$—
Interest rate caps(2)	$—	$—	$—	$—
As of December 31, 2014
Cash equivalents(1)	$2,072,177	$2,072,177	$—	$—
Interest rate caps(2)	$3	$—	$3	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of June 30, 2015 and December 31, 2014, the Company had one and four interest rate cap agreements, respectively, with a nominal aggregate fair value based on quoted market values from the institutions holding the agreements.

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
The sanctions hearing was held over six days, beginning on February 9 and ending on March 3, 2015. On March 6, 2015, the District Court issued a decision and order imposing sanctions on SCL for violating its September 14, 2012 Order, which the District Court construed as prohibiting SCL from redacting any documents produced in response to jurisdictional discovery requests to comply with the Macao Data Privacy Act. On March 6, 2015, the District Court ordered additional discovery to be provided by SCL. The District Court also ordered SCL to pay a total of $250,000 to five different law-related entities. Finally, the District Court imposed evidentiary sanctions on SCL, prohibiting it from offering any affirmative evidence at the hearing on jurisdiction scheduled to begin on April 20, 2015, and stating that it would adversely infer, subject to SCL’s ability to rebut the inference within the evidentiary constraints imposed on it, that any document redacted to comply with the Macao Data Privacy Act would support plaintiff’s assertion of personal jurisdiction over SCL and would contradict SCL’s denial. SCL sought a stay of the order from the District Court on March 13, 2015, and when that was denied, from the Nevada Supreme Court on March 16, 2015. The Nevada Supreme Court granted a partial stay on March 17, 2015, staying SCL’s obligation to pay $250,000 and to run additional searches, but declining to stay the April 20, 2015 hearing on jurisdiction. SCL filed a petition for mandamus in the Nevada Supreme Court on March 20, 2015. Plaintiff filed his response on March 27, 2015, and SCL filed its reply on March 31, 2015. On April 2, 2015, the Nevada Supreme Court denied the mandamus petition with respect to everything but the $250,000 sanction and lifted the stay except with respect to that sanction. The jurisdictional hearing began on April 20, 2015, and concluded on May 7, 2015. On May 28, 2015, the District Court issued an order finding specific and general jurisdiction of SCL. On June 19, 2015, SCL filed a petition for writ of mandamus seeking review of the decision. On June 23, 2015, the Nevada Supreme Court entered an Order Directing Answer to the Jurisdictional Writ Petition and staying the May 28, 2015 Order. Also on June 23, 2015, SCL filed a writ petition challenging the District

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Court's order requiring the deposition of an SCL independent board member on U.S. soil. In conjunction with the June 23 writ petition, SCL also moved to stay the scheduled deposition and Plaintiff filed his opposition to the motion. Nevada Supreme Court filed its June 23, 2015 Order granting the emergency stay, accepting the writ and accepting Plaintiff's opposition to the motion to stay as the answer to the June 23 Petition. On June 26, 2015, Defendants filed a writ petition challenging the expedited trial date and discovery schedule set by the District Court, followed by a June 29, 2015 motion to stay all proceedings pending a decision on the writ petition. Plaintiff opposed the motion to stay on June 30, 2015. On July 1, 2015, the Nevada Supreme Court entered an order consolidating the three pending writ petitions, granting in part the stay sought in conjunction with the June 26, petition, ordering briefing on that petition. The Nevada Supreme Court's July 1, 2015 Order vacated the expedited trial date and the pretrial motions set by the District Court. On July 7, 2015, the Nevada Supreme Court filed an Order setting oral argument on all three pending writ petitions for September 1, 2015. On July 22, 2015, the Plaintiff filed his answer to the writ petition challenging the expedited trial date and related pretrial deadlines, and on July 23, Plaintiff answered the writ petition challenging the May 28 jurisdiction order. As of July 23, 2015, the three writ petitions filed in June 2015 are fully briefed and awaiting the September 1, 2015 oral argument. As a result of the Nevada Supreme Court's July 1, 2015 Order, the District Court issued a scheduling order setting a fact discovery cut-off of April 18, 2016, and a trial date of June 26, 2016.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of June 30, 2015.
The investigation by the Audit Committee is complete. The Company is cooperating with all investigations. Based on proceedings to date, management is currently unable to determine the probability of the outcome of this matter, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the United States District Court for the District of Nevada (the “U.S. District Court”), against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the court’s order dated August 24, 2011, striking additional portions of the plaintiff’s complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiff filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter has re-started. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery is scheduled to close on December 18, 2015. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel state court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the state court action in Kohanim described above. Since that date, the parties have filed two status reports indicating that the Kohanim action is still stayed and not resolved. There have been no other filings and the case remains stayed. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") purporting to act on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court for the District of Nevada against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss the complaint on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss the complaint. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and was denied by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court denied this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss the complaint, finding plaintiff had failed to allege stock ownership facts demonstrating standing to sue, with leave for plaintiff to amend his complaint to demonstrate stock ownership with more particularity. On August 29, 2014, the plaintiff filed an amended complaint and, on September 15, 2014, the served defendants filed their motions to dismiss the amended complaint. The plaintiff's opposition to the Company's motion to dismiss was filed on October 22, 2014, and to the individuals' motions to dismiss on October 29, 2014. Plaintiffs also filed an opposition to Hipwell's motion on November 3, 2014, and opposed Mr. Adelson's joinder on December 9, 2014. The served defendants' reply briefs were filed on November 24, 25 and 26, 2014. On December 16, 2014, Mr. Adelson filed a reply brief. On March 3, 2015, the U.S. District Court denied, without prejudice, plaintiff's motion to substitute the estates of the late Messrs. Chaltiel and Schwartz. By order dated June 16, 2015, the U.S. District Court granted defendants’ motions to dismiss. The U.S. District Court did not dismiss the claims with prejudice, but it did not provide for further leave to amend and directed that the clerk close the case. On June 16, 2015, the U S. District Court entered a “Judgment In A Civil Case” pursuant to the court’s order. On June 29, 2015, plaintiff moved to re-open the dismissal order to request further leave to amend, arguing that no judgment was entered. The Company opposed the motion and on July 30, 2015, the U.S. District Court denied the motion. On July 16, 2015, the Company also filed a motion requesting the U.S. District Court make the findings regarding Federal Rules of Civil Procedure 11 (“Rule 11”) compliance required at the conclusion of a Securities Exchange Act of 1934, as amended, case, and to find that plaintiff’s counsel violated Rule 11 by filing and defending the amended complaint. On July 27, 2015, plaintiff filed a response to the Company's motion. At this stage of the proceedings with only the Rule 11 sanction pending against plaintiff and a possible appeal by plaintiff, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.7 million at exchange rates in effect on June 30, 2015) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the three U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The three U.S. Defendants filed their reply on July 23, 2015. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to in the following sentence. No decision has been issued in respect to that application up to the present time. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the U.S. Defendants on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the U.S. Defendants moved for immediate dismissal and sanctions against plaintiff and his counsel for the bringing of frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the U.S. Defendants' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. The judge dismissed the U.S. action and the Defendants' sanctions motion remains pending. The Macao action and this most recently filed action are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. The Company intends to defend these matters vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On February 11, 2014, the Company disclosed that it was the victim of a sophisticated cyber-attack on its computer networks in the United States. As a result of this criminal attack, the U.S. government has commenced investigations into the source of the attack. In addition, the Company is working with internal and external forensic information technology systems experts in connection with this effort. As a result of the investigations and the Company’s efforts, which are ongoing, the Company has learned that certain customer and employee data was compromised at its Bethlehem facility and other data may have been stolen in the attack as well as that the attack may have destroyed certain other Company data. The Company is cooperating fully with the investigations. Based on the information available to date and the absence of claims asserted thus far, management is currently unable to determine the probability of the outcome of any matters relating to the cyber-attack, the extent of materiality or the range of reasonably possible loss, if any.
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the St. Regis tower (the remaining phase of Sands Cotai Central) and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction is currently suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenues
Macao:
The Venetian Macao	$739,454	$1,032,746	$1,526,645	$2,217,337
Sands Cotai Central	554,231	784,776	1,125,995	1,612,359
Four Seasons Macao	204,116	228,492	365,367	598,508
Sands Macao	241,554	312,842	466,925	626,803
Other Asia	38,527	36,686	74,006	71,847
	1,777,882	2,395,542	3,558,938	5,126,854
Marina Bay Sands	713,042	804,690	1,497,858	1,640,113
United States:
Las Vegas Operating Properties	346,016	353,075	722,399	735,733
Sands Bethlehem	137,502	126,123	265,201	243,306
	483,518	479,198	987,600	979,039
Intersegment eliminations	(53,021)	(55,080)	(111,353)	(111,272)
Total net revenues	$2,921,421	$3,624,350	$5,933,043	$7,634,734

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Intersegment Revenues
Macao:
The Venetian Macao	$1,766	$1,261	$3,259	$2,388
Sands Cotai Central	78	77	156	146
Other Asia	9,689	10,573	19,901	20,439
	11,533	11,911	23,316	22,973
Marina Bay Sands	2,459	3,146	5,258	6,020
Las Vegas Operating Properties	39,029	40,023	82,779	82,279
Total intersegment revenues	$53,021	$55,080	$111,353	$111,272

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$254,990	$402,057	$524,932	$872,141
Sands Cotai Central	164,210	248,973	320,120	514,179
Four Seasons Macao	74,334	67,954	118,806	180,995
Sands Macao	66,284	82,319	123,662	173,757
Other Asia	4,821	(468)	8,353	(1,882)
	564,639	800,835	1,095,873	1,739,190
Marina Bay Sands	363,254	417,778	778,526	852,939
United States:
Las Vegas Operating Properties	54,166	66,115	128,275	145,767
Sands Bethlehem	34,099	27,915	63,992	54,446
	88,265	94,030	192,267	200,213
Total adjusted property EBITDA	1,016,158	1,312,643	2,066,666	2,792,342
Other Operating Costs and Expenses
Stock-based compensation	(8,646)	(8,050)	(12,621)	(15,657)
Corporate	(44,565)	(45,123)	(89,788)	(95,800)
Pre-opening	(10,654)	(16,141)	(20,233)	(20,441)
Development	(2,348)	(4,217)	(3,881)	(5,909)
Depreciation and amortization	(248,592)	(264,016)	(502,514)	(525,063)
Amortization of leasehold interests in land	(9,485)	(10,040)	(19,323)	(20,066)
Loss on disposal of assets	(2,558)	(3,596)	(17,881)	(4,121)
Operating income	689,310	961,460	1,400,425	2,105,285
Other Non-Operating Costs and Expenses
Interest income	4,062	5,697	10,440	11,500
Interest expense, net of amounts capitalized	(65,801)	(69,590)	(132,056)	(140,716)
Other income (expense)	(151)	2,194	15,314	(2,463)
Loss on modification or early retirement of debt	—	—	—	(17,964)
Income tax expense	(45,929)	(46,917)	(101,594)	(106,070)
Net income	$581,491	$852,844	$1,192,529	$1,849,572
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Capital Expenditures
Corporate and Other	$6,904	$19,670
Macao:
The Venetian Macao	43,310	44,103
Sands Cotai Central	221,069	156,725
Four Seasons Macao	8,179	21,850
Sands Macao	13,542	14,787
Other Asia	1,473	1,116
The Parisian Macao	321,621	192,648
	609,194	431,229
Marina Bay Sands	56,181	30,677
United States:
Las Vegas Operating Properties	37,917	40,320
Sands Bethlehem	9,043	4,942
	46,960	45,262
Total capital expenditures	$719,239	$526,838

	June 30, 2015	December 31, 2014
Total Assets
Corporate and Other	$513,116	$613,683
Macao:
The Venetian Macao	3,375,309	3,900,921
Sands Cotai Central	4,690,028	4,761,907
Four Seasons Macao	1,090,035	1,157,502
Sands Macao	394,961	414,689
Other Asia	282,782	304,463
The Parisian Macao	1,154,010	805,220
Other Development Projects	91	91
	10,987,216	11,344,793
Marina Bay Sands	5,976,399	6,106,397
United States:
Las Vegas Operating Properties	3,473,432	3,623,808
Sands Bethlehem	658,046	673,010
	4,131,478	4,296,818
Total assets	$21,608,209	$22,361,691

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2015	December 31, 2014
Total Long-Lived Assets
Corporate and Other	$347,297	$357,071
Macao:
The Venetian Macao	1,843,542	1,893,032
Sands Cotai Central	3,897,675	3,814,699
Four Seasons Macao	917,994	932,034
Sands Macao	277,021	286,640
Other Asia	171,689	177,335
The Parisian Macao	1,152,042	804,328
	8,259,963	7,908,068
Marina Bay Sands	4,712,035	4,874,263
United States:
Las Vegas Operating Properties	2,972,618	3,024,380
Sands Bethlehem	554,788	561,782
	3,527,406	3,586,162
Total long-lived assets	$16,846,701	$16,725,564

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
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR) was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $44.5 million (consisting of $268.6 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $224.1 million of property and equipment) and $40.3 million (consisting of $268.8 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $228.5 million of property and equipment) as of June 30, 2015 and December 31, 2014, respectively, and a net loss (consisting primarily of depreciation expense) of $2.3 million and $4.7 million for the three and six months ended June 30, 2015, respectively, and $3.1 million and $6.2 million for the three and six months ended June 30, 2014, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$47,352	$271,043	$2,500,285	$—	$2,818,680
Restricted cash and cash equivalents	—	—	7,120	—	7,120
Intercompany receivables	536,657	266,707	—	(803,364)	—
Intercompany notes receivable	—	—	374,640	(374,640)	—
Accounts receivable, net	3,077	237,476	1,101,593	—	1,342,146
Inventories	6,085	10,949	22,786	—	39,820
Deferred income taxes, net	6,050	32,874	812	(39,736)	—
Prepaid expenses and other	20,987	16,232	74,653	(1,028)	110,844
Total current assets	620,208	835,281	4,081,889	(1,218,768)	4,318,610
Property and equipment, net	123,479	2,929,030	12,472,905	—	15,525,414
Investments in subsidiaries	6,851,761	5,486,874	—	(12,338,635)	—
Deferred financing costs, net	94	22,361	172,118	—	194,573
Intercompany receivables	215	17,476	—	(17,691)	—
Intercompany notes receivable	—	1,344,397	—	(1,344,397)	—
Deferred income taxes, net	—	—	146,106	(99,493)	46,613
Leasehold interests in land, net	—	—	1,321,287	—	1,321,287
Intangible assets, net	690	—	78,155	—	78,845
Other assets, net	380	21,111	101,376	—	122,867
Total assets	$7,596,827	$10,656,530	$18,373,836	$(15,018,984)	$21,608,209
Accounts payable	$5,377	$26,590	$61,654	$—	$93,621
Construction payables	268	5,588	282,433	—	288,289
Intercompany payables	—	490,309	313,055	(803,364)	—
Intercompany notes payable	374,640	—	—	(374,640)	—
Accrued interest payable	74	1,172	412	—	1,658
Other accrued liabilities	22,011	221,509	1,735,306	—	1,978,826
Deferred income taxes	—	—	53,510	(39,736)	13,774
Income taxes payable	3,079	—	214,888	(1,028)	216,939
Current maturities of long-term debt	3,688	24,045	70,494	—	98,227
Total current liabilities	409,137	769,213	2,731,752	(1,218,768)	2,691,334
Other long-term liabilities	2,988	8,941	115,685	—	127,614
Intercompany payables	—	—	17,691	(17,691)	—
Intercompany notes payable	—	—	1,344,397	(1,344,397)	—
Deferred income taxes	55,179	44,313	180,515	(99,493)	180,514
Deferred amounts related to mall sale transactions	—	419,854	—	—	419,854
Long-term debt	58,139	2,979,420	6,682,575	—	9,720,134
Total liabilities	525,443	4,221,741	11,072,615	(2,680,349)	13,139,450
Total Las Vegas Sands Corp. stockholders’ equity	7,071,384	6,434,384	5,904,251	(12,338,635)	7,071,384
Noncontrolling interests	—	405	1,396,970	—	1,397,375
Total equity	7,071,384	6,434,789	7,301,221	(12,338,635)	8,468,759
Total liabilities and equity	$7,596,827	$10,656,530	$18,373,836	$(15,018,984)	$21,608,209

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$86,503	$2,214,995	$—	$2,301,498
Rooms	—	133,891	217,368	—	351,259
Food and beverage	—	55,040	123,378	—	178,418
Mall	—	—	135,282	—	135,282
Convention, retail and other	—	76,246	93,369	(44,101)	125,514
	—	351,680	2,784,392	(44,101)	3,091,971
Less — promotional allowances	(266)	(21,160)	(148,601)	(523)	(170,550)
Net revenues	(266)	330,520	2,635,791	(44,624)	2,921,421
Operating expenses:
Casino	—	70,194	1,246,087	(713)	1,315,568
Rooms	—	37,841	26,999	—	64,840
Food and beverage	—	26,856	70,705	(1,024)	96,537
Mall	—	—	15,341	—	15,341
Convention, retail and other	—	22,097	55,029	(7,161)	69,965
Provision for doubtful accounts	—	9,008	27,048	—	36,056
General and administrative	—	77,620	238,224	(242)	315,602
Corporate	39,426	117	40,491	(35,469)	44,565
Pre-opening	—	—	10,656	(2)	10,654
Development	2,353	—	8	(13)	2,348
Depreciation and amortization	7,102	43,922	197,568	—	248,592
Amortization of leasehold interests in land	—	—	9,485	—	9,485
Loss on disposal of assets	—	1,947	611	—	2,558
	48,881	289,602	1,938,252	(44,624)	2,232,111
Operating income (loss)	(49,147)	40,918	697,539	—	689,310
Other income (expense):
Interest income	33	50,521	5,861	(52,353)	4,062
Interest expense, net of amounts capitalized	(2,194)	(27,225)	(88,735)	52,353	(65,801)
Other income (expense)	—	899	(1,050)	—	(151)
Income from equity investments in subsidiaries	478,531	406,945	—	(885,476)	—
Income before income taxes	427,223	472,058	613,615	(885,476)	627,420
Income tax benefit (expense)	41,950	(28,386)	(59,493)	—	(45,929)
Net income	469,173	443,672	554,122	(885,476)	581,491
Net income attributable to noncontrolling interests	—	(603)	(111,715)	—	(112,318)
Net income attributable to Las Vegas Sands Corp.	$469,173	$443,069	$442,407	$(885,476)	$469,173

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$198,290	$4,479,896	$—	$4,678,186
Rooms	—	264,448	458,224	—	722,672
Food and beverage	—	108,988	258,841	—	367,829
Mall	—	—	263,096	—	263,096
Convention, retail and other	—	164,865	187,758	(92,972)	259,651
	—	736,591	5,647,815	(92,972)	6,291,434
Less — promotional allowances	(446)	(42,492)	(314,127)	(1,326)	(358,391)
Net revenues	(446)	694,099	5,333,688	(94,298)	5,933,043
Operating expenses:
Casino	—	147,162	2,504,907	(1,672)	2,650,397
Rooms	—	74,743	55,888	—	130,631
Food and beverage	—	54,595	143,191	(2,002)	195,784
Mall	—	—	30,478	—	30,478
Convention, retail and other	—	45,414	107,522	(14,714)	138,222
Provision for doubtful accounts	—	18,280	75,126	—	93,406
General and administrative	—	154,733	485,917	(570)	640,080
Corporate	77,192	178	87,729	(75,311)	89,788
Pre-opening	—	—	20,236	(3)	20,233
Development	3,899	—	8	(26)	3,881
Depreciation and amortization	13,694	85,317	403,503	—	502,514
Amortization of leasehold interests in land	—	—	19,323	—	19,323
Loss on disposal of assets	—	2,191	15,690	—	17,881
	94,785	582,613	3,949,518	(94,298)	4,532,618
Operating income (loss)	(95,231)	111,486	1,384,170	—	1,400,425
Other income (expense):
Interest income	92	98,649	14,003	(102,304)	10,440
Interest expense, net of amounts capitalized	(4,372)	(55,779)	(174,209)	102,304	(132,056)
Other income	—	1,878	13,436	—	15,314
Income from equity investments in subsidiaries	984,547	814,078	—	(1,798,625)	—
Income before income taxes	885,036	970,312	1,237,400	(1,798,625)	1,294,123
Income tax benefit (expense)	96,060	(61,092)	(136,562)	—	(101,594)
Net income	981,096	909,220	1,100,838	(1,798,625)	1,192,529
Net income attributable to noncontrolling interests	—	(1,497)	(209,936)	—	(211,433)
Net income attributable to Las Vegas Sands Corp.	$981,096	$907,723	$890,902	$(1,798,625)	$981,096

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$469,173	$443,672	$554,122	$(885,476)	$581,491
Currency translation adjustment, net of reclassification adjustment and before and after tax	33,099	27,448	33,711	(60,547)	33,711
Total comprehensive income	502,272	471,120	587,833	(946,023)	615,202
Comprehensive income attributable to noncontrolling interests	—	(603)	(112,327)	—	(112,930)
Comprehensive income attributable to Las Vegas Sands Corp.	$502,272	$470,517	$475,506	$(946,023)	$502,272

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$981,096	$909,220	$1,100,838	$(1,798,625)	$1,192,529
Currency translation adjustment, net of reclassification adjustment and before and after tax	(49,698)	(42,517)	(48,588)	92,215	(48,588)
Total comprehensive income	931,398	866,703	1,052,250	(1,706,410)	1,143,941
Comprehensive income attributable to noncontrolling interests	—	(1,497)	(211,046)	—	(212,543)
Comprehensive income attributable to Las Vegas Sands Corp.	$931,398	$865,206	$841,204	$(1,706,410)	$931,398

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$1,036,884	$1,207,968	$1,472,524	$(2,135,843)	$1,581,533
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(549)	—	(549)
Capital expenditures	(6,906)	(35,478)	(676,855)	—	(719,239)
Proceeds from disposal of property and equipment	—	12	627	—	639
Dividends received from non-restricted subsidiaries	—	959,060	—	(959,060)	—
Repayments of receivable from non-restricted subsidiaries	—	1,287	—	(1,287)	—
Capital contributions to subsidiaries	—	(907,460)	—	907,460	—
Net cash generated from (used in) investing activities	(6,906)	17,421	(676,777)	(52,887)	(719,149)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,566	—	2,512	—	8,078
Excess tax benefit from stock option exercises	2,242	—	—	—	2,242
Repurchase of common stock	(64,994)	—	—	—	(64,994)
Dividends paid	(1,037,721)	—	(308,083)	—	(1,345,804)
Distributions to noncontrolling interests	—	(1,497)	(5,374)	—	(6,871)
Dividends paid to Las Vegas Sands Corp.	—	(1,046,031)	(56,181)	1,102,212	—
Dividends paid to Restricted Subsidiaries	—	—	(1,992,691)	1,992,691	—
Capital contributions received	—	—	907,460	(907,460)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,287)	1,287	—
Proceeds from 2011 VML credit facility	—	—	999,277	—	999,277
Proceeds from 2013 U.S. credit facility	—	460,000	—	—	460,000
Repayments on 2011 VML credit facility	—	—	(820,188)	—	(820,188)
Repayments on 2013 U.S. credit facility	—	(711,250)	—	—	(711,250)
Repayments on 2012 Singapore credit facility	—	—	(34,316)	—	(34,316)
Repayments on airplane financings	(1,844)	—	—	—	(1,844)
Repayments on HVAC equipment lease and other long-term debt	—	(967)	(1,044)	—	(2,011)
Payments of deferred financing costs	—	—	(11,745)	—	(11,745)
Net cash used in financing activities	(1,096,751)	(1,299,745)	(1,321,660)	2,188,730	(1,529,426)
Effect of exchange rate on cash	—	—	(20,597)	—	(20,597)
Decrease in cash and cash equivalents	(66,773)	(74,356)	(546,510)	—	(687,639)
Cash and cash equivalents at beginning of period	114,125	345,399	3,046,795	—	3,506,319
Cash and cash equivalents at end of period	$47,352	$271,043	$2,500,285	$—	$2,818,680

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
We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 376,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 925,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 81.8% and 86.9% of the gross revenue at The Venetian Macao for the six months ended June 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.
We own the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). The Sands Cotai Central opened in phases, beginning in April 2012. The property currently features three hotel towers: the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; and the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand. Within Sands Cotai Central, we also own and currently operate approximately 370,000 square feet of gaming space, approximately 350,000 square feet of meeting space and approximately 330,000 square feet of retail space, as well as entertainment and dining facilities. We have begun construction activities on the remaining phase of the project, which will include a fourth hotel and mixed-use tower under the St. Regis brand that is expected to open at the end of 2015, subject to Macao government approval. The total cost to complete the remaining phase of the project is expected to be approximately $380 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater (to open in late 2015). As of June 30, 2015, we have capitalized costs of $4.69 billion for the entire project, including the land premium (net of amortization) and $76.8 million in outstanding construction payables. Approximately 81.1% and 85.4% of the gross revenue at Sands Cotai Central for the six months ended June 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.
We own the Four Seasons Macao, which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites under the Four Seasons brand and features 19 Paiza mansions; approximately 105,000 square feet of gaming space; retail space of approximately 258,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 75.1% and 85.6% of the gross revenue at the Four Seasons Macao for the six months ended June 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.
We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 241,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 93.3% and 94.2% of the gross revenue at the Sands Macao for the six months ended June 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Singapore
We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 75.4% and 76.2% of the gross revenue at the Marina Bay Sands for the six months ended June 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
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
Approximately 74.1% and 72.6% of gross revenue at our Las Vegas Operating Properties for the six months ended June 30, 2015 and 2014, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.5% and 88.4% of the gross revenue at Sands Bethlehem for the six months ended June 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
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
There were no newly identified significant accounting estimates during the six months ended June 30, 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our 2014 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change
	(Dollars in thousands)
Net revenues	$2,921,421	$3,624,350	(19.4)%	$5,933,043	$7,634,734	(22.3)%
Operating expenses	2,232,111	2,662,890	(16.2)%	4,532,618	5,529,449	(18.0)%
Operating income	689,310	961,460	(28.3)%	1,400,425	2,105,285	(33.5)%
Income before income taxes	627,420	899,761	(30.3)%	1,294,123	1,955,642	(33.8)%
Net income	581,491	852,844	(31.8)%	1,192,529	1,849,572	(35.5)%
Net income attributable to Las Vegas Sands Corp.	469,173	671,434	(30.1)%	981,096	1,447,619	(32.2)%

	Percent of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses	76.4%	73.5%	76.4%	72.4%
Operating income	23.6%	26.5%	23.6%	27.6%
Income before income taxes	21.5%	24.8%	21.8%	25.6%
Net income	19.9%	23.5%	20.1%	24.2%
Net income attributable to Las Vegas Sands Corp.	16.1%	18.5%	16.5%	19.0%

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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups, consistent with the Macao and Singapore markets’ convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop (“drop”), which is the sum of net markers issued (credit instruments), cash deposited in the table drop box and gaming chips purchased at the cage. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered and lost are substantially higher than the amounts dropped. Slot handle (“handle”), also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our current mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.9%, 21.4%, 22.6%, 19.0% and 26.2% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.7%, 3.4%, 5.2%, 3.6% and 4.7% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 23.6% and 29.9%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2015.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our current mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 17.4%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 66.5% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2015, was conducted on a credit basis, while our table games play at Sands Bethlehem was primarily conducted on a cash basis.
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
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$2,301,498	$3,012,810	(23.6)%
Rooms	351,259	375,116	(6.4)%
Food and beverage	178,418	194,196	(8.1)%
Mall	135,282	119,073	13.6%
Convention, retail and other	125,514	125,829	(0.3)%
	3,091,971	3,827,024	(19.2)%
Less — promotional allowances	(170,550)	(202,674)	15.9%
Total net revenues	$2,921,421	$3,624,350	(19.4)%
Consolidated net revenues were $2.92 billion for the three months ended June 30, 2015, a decrease of $702.9 million compared to $3.62 billion for the three months ended June 30, 2014. The decrease in net revenues was driven by a $619.5 million decrease at our Macao operating properties, primarily due to decreased casino revenues.

Casino revenues decreased $711.3 million compared to the three months ended June 30, 2014. The decrease is primarily attributable to decreases of $624.1 million at our Macao operating properties and $80.8 million at Marina Bay Sands, driven by decreases in Rolling Chip volume as demand has decreased in the VIP market. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$633,601	$927,560	(31.7)%
Non-Rolling Chip drop	$1,676,988	$2,234,919	(25.0)%
Non-Rolling Chip win percentage	26.0%	25.7%	0.3 pts
Rolling Chip volume	$7,632,905	$12,329,747	(38.1)%
Rolling Chip win percentage	3.07%	3.45%	(0.38) pts
Slot handle	$973,233	$1,345,866	(27.7)%
Slot hold percentage	4.9%	5.0%	(0.1) pts
Sands Cotai Central
Total casino revenues	$484,361	$712,764	(32.0)%
Non-Rolling Chip drop	$1,462,593	$1,881,653	(22.3)%
Non-Rolling Chip win percentage	22.4%	21.5%	0.9 pts
Rolling Chip volume	$4,826,594	$12,404,368	(61.1)%
Rolling Chip win percentage	3.43%	2.97%	0.46 pts
Slot handle	$1,500,616	$1,966,706	(23.7)%
Slot hold percentage	3.6%	3.5%	0.1 pts
Four Seasons Macao
Total casino revenues	$167,002	$197,689	(15.5)%
Non-Rolling Chip drop	$276,753	$366,630	(24.5)%
Non-Rolling Chip win percentage	21.8%	21.9%	(0.1) pts
Rolling Chip volume	$4,180,755	$5,647,929	(26.0)%
Rolling Chip win percentage	3.58%	3.08%	0.50 pts
Slot handle	$126,833	$170,407	(25.6)%
Slot hold percentage	6.1%	6.5%	(0.4) pts
Sands Macao
Total casino revenues	$235,950	$306,972	(23.1)%
Non-Rolling Chip drop	$769,112	$1,081,280	(28.9)%
Non-Rolling Chip win percentage	19.9%	17.5%	2.4 pts
Rolling Chip volume	$2,328,209	$4,651,520	(49.9)%
Rolling Chip win percentage	3.91%	3.20%	0.71 pts
Slot handle	$658,602	$832,422	(20.9)%
Slot hold percentage	3.6%	3.7%	(0.1) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$565,652	$646,435	(12.5)%
Non-Rolling Chip drop	$1,047,630	$1,106,260	(5.3)%
Non-Rolling Chip win percentage	27.5%	24.8%	2.7 pts
Rolling Chip volume	$9,505,830	$10,446,508	(9.0)%
Rolling Chip win percentage	2.78%	3.45%	(0.67) pts
Slot handle	$3,061,836	$3,066,718	(0.2)%
Slot hold percentage	4.6%	4.9%	(0.3) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$86,503	$104,318	(17.1)%
Table games drop	$466,542	$439,964	6.0%
Table games win percentage	11.2%	18.2%	(7.0) pts
Slot handle	$558,331	$483,630	15.4%
Slot hold percentage	8.4%	8.3%	0.1 pts
Sands Bethlehem
Total casino revenues	$128,429	$117,072	9.7%
Table games drop	$286,945	$260,610	10.1%
Table games win percentage	17.2%	16.1%	1.1 pts
Slot handle	$1,091,400	$1,018,294	7.2%
Slot hold percentage	7.0%	7.2%	(0.2) pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $23.9 million compared to the three months ended June 30, 2014. The decrease is primarily due a decrease of $21.2 million at our Macao operating properties, driven by decreases in occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2015	2014	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$50,953	$61,248	(16.8)%
Occupancy rate	82.2%	89.1%	(6.9) pts
Average daily room rate	$239	$262	(8.8)%
Revenue per available room	$196	$233	(15.9)%
Sands Cotai Central
Total room revenues	$63,303	$73,244	(13.6)%
Occupancy rate	78.7%	84.9%	(6.2) pts
Average daily room rate	$156	$169	(7.7)%
Revenue per available room	$123	$143	(14.0)%
Four Seasons Macao
Total room revenues	$10,900	$12,040	(9.5)%
Occupancy rate	83.4%	85.8%	(2.4) pts
Average daily room rate	$382	$410	(6.8)%
Revenue per available room	$319	$352	(9.4)%
Sands Macao
Total room revenues	$5,680	$5,539	2.5%
Occupancy rate	99.6%	98.5%	1.1 pts
Average daily room rate	$219	$216	1.4%
Revenue per available room	$218	$213	2.3%
Singapore Operations:
Marina Bay Sands
Total room revenues	$82,709	$93,078	(11.1)%
Occupancy rate	95.9%	99.1%	(3.2) pts
Average daily room rate	$377	$409	(7.8)%
Revenue per available room	$361	$405	(10.9)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$133,891	$126,516	5.8%
Occupancy rate	92.6%	90.1%	2.5 pts
Average daily room rate	$231	$223	3.6%
Revenue per available room	$214	$201	6.5%
Sands Bethlehem
Total room revenues	$3,823	$3,451	10.8%
Occupancy rate	91.9%	87.2%	4.7 pts
Average daily room rate	$152	$144	5.6%
Revenue per available room	$140	$126	11.1%
Food and beverage revenues decreased $15.8 million compared to the three months ended June 30, 2014. The decrease was primarily due to a $14.0 million decrease at our Macao operating properties, driven by a decrease in property visitation.

Mall revenues increased $16.2 million compared to the three months ended June 30, 2014. The increase was primarily due to a $16.0 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2015	2014	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$48,295	$41,992	15.0%
Mall gross leasable area (in square feet)	780,044	755,876	3.2%
Occupancy	97.8%	95.9%	1.9 pts
Base rent per square foot	$209	$188	11.2%
Tenant sales per square foot	$1,578	$1,563	1.0%
Shoppes at Cotai Central(1)
Total mall revenues	$14,632	$11,176	30.9%
Mall gross leasable area (in square feet)	331,466	312,848	6.0%
Occupancy	97.8%	97.8%	—
Base rent per square foot	$143	$136	5.1%
Tenant sales per square foot	$1,004	$1,461	(31.3)%
Shoppes at Four Seasons
Total mall revenues	$31,057	$24,816	25.1%
Mall gross leasable area (in square feet)	257,615	255,888	0.7%
Occupancy	100.0%	96.2%	3.8 pts
Base rent per square foot	$419	$354	18.4%
Tenant sales per square foot	$4,924	$5,593	(12.0)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$40,399	$40,265	0.3%
Mall gross leasable area (in square feet)	644,590	651,750	(1.1)%
Occupancy	93.6%	89.5%	4.1 pts
Base rent per square foot	$218	$220	(0.9)%
Tenant sales per square foot	$1,393	$1,497	(6.9)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$899	$824	9.1%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	94.3%	94.3%	—
Base rent per square foot	$21	$25	(16.0)%
Tenant sales per square foot	$342	$410	(16.6)%
__________________________

(1)	The third phase of the Shoppes at Cotai Central opened in June 2014. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$1,315,568	$1,690,237	(22.2)%
Rooms	64,840	64,118	1.1%
Food and beverage	96,537	95,828	0.7%
Mall	15,341	17,709	(13.4)%
Convention, retail and other	69,965	74,664	(6.3)%
Provision for doubtful accounts	36,056	49,669	(27.4)%
General and administrative	315,602	327,532	(3.6)%
Corporate	44,565	45,123	(1.2)%
Pre-opening	10,654	16,141	(34.0)%
Development	2,348	4,217	(44.3)%
Depreciation and amortization	248,592	264,016	(5.8)%
Amortization of leasehold interests in land	9,485	10,040	(5.5)%
Loss on disposal of assets	2,558	3,596	(28.9)%
Total operating expenses	$2,232,111	$2,662,890	(16.2)%
Operating expenses were $2.23 billion for the three months ended June 30, 2015, a decrease of $430.8 million compared to $2.66 billion for the three months ended June 30, 2014. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $374.7 million compared to the three months ended June 30, 2014. Of the decrease, $309.3 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the implementation of certain cost control measures at our Macao operating properties.
The provision for doubtful accounts was $36.1 million for the three months ended June 30, 2015, compared to $49.7 million for the three months ended June 30, 2014. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2015, primarily related to activities at The Parisian Macao and Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

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

	Three Months Ended June 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$254,990	$402,057	(36.6)%
Sands Cotai Central	164,210	248,973	(34.0)%
Four Seasons Macao	74,334	67,954	9.4%
Sands Macao	66,284	82,319	(19.5)%
Other Asia	4,821	(468)	N.M.
	564,639	800,835	(29.5)%
Marina Bay Sands	363,254	417,778	(13.1)%
United States:
Las Vegas Operating Properties	54,166	66,115	(18.1)%
Sands Bethlehem	34,099	27,915	22.2%
	88,265	94,030	(6.1)%
Total adjusted property EBITDA	$1,016,158	$1,312,643	(22.6)%
______________
N.M. - Not meaningful

Adjusted property EBITDA at our Macao operations decreased $236.2 million compared to the three months ended June 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations at our Macao operating properties, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $54.5 million compared to the three months ended June 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $11.9 million compared to the three months ended June 30, 2014. The decrease was primarily due to a $17.8 million decrease in casino revenues, partially offset by an increase in non-gaming revenues.
Adjusted property EBITDA at Sands Bethlehem increased $6.2 million compared to the three months ended June 30, 2014. The increase was primarily due to an $11.4 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$67,507	$67,294
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,797	3,797
Less — capitalized interest	(5,503)	(1,501)
Interest expense, net	$65,801	$69,590
Cash paid for interest	$63,034	$54,164
Weighted average total debt balance	$9,432,474	$10,178,055
Weighted average interest rate	2.9%	2.6%
Interest cost remained relatively consistent compared to the three months ended June 30, 2014, due to an increase in our weighted average interest rate, offset by a decrease in our weighted average debt balance. Capitalized interest increased $4.0 million compared to the three months ended June 30, 2014, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other expense was $0.2 million for the three months ended June 30, 2015, compared to other income of $2.2 million for the three months ended June 30, 2014. The amounts in both periods were primarily due to foreign exchange gains and losses.
Our effective income tax rate was 7.3% for the three months ended June 30, 2015, compared to 5.2% for the three months ended June 30, 2014. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $112.3 million for the three months ended June 30, 2015, compared to $181.4 million for the three months ended June 30, 2014. These amounts are primarily related to the noncontrolling interest of SCL.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$4,678,186	$6,384,875	(26.7)%
Rooms	722,672	775,338	(6.8)%
Food and beverage	367,829	396,983	(7.3)%
Mall	263,096	228,104	15.3%
Convention, retail and other	259,651	263,205	(1.4)%
	6,291,434	8,048,505	(21.8)%
Less — promotional allowances	(358,391)	(413,771)	13.4%
Total net revenues	$5,933,043	$7,634,734	(22.3)%
Consolidated net revenues were $5.93 billion for the six months ended June 30, 2015, a decrease of $1.70 billion compared to $7.63 billion for the six months ended June 30, 2014. The decrease in net revenues was driven by a $1.57 billion decrease at our Macao operating properties, primarily due to decreased casino revenues.

Casino revenues decreased $1.71 billion compared to the six months ended June 30, 2014. The decrease is primarily attributable to decreases of $1.58 billion at our Macao operating properties and $129.3 million at Marina Bay Sands, driven by decreases in Rolling Chip volume as demand has decreased in the VIP market. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,310,515	$2,003,228	(34.6)%
Non-Rolling Chip drop	$3,545,005	$4,645,147	(23.7)%
Non-Rolling Chip win percentage	25.5%	25.9%	(0.4) pts
Rolling Chip volume	$16,150,943	$27,645,155	(41.6)%
Rolling Chip win percentage	2.95%	3.47%	(0.52) pts
Slot handle	$2,035,709	$2,798,251	(27.3)%
Slot hold percentage	4.9%	5.0%	(0.1) pts
Sands Cotai Central
Total casino revenues	$977,384	$1,463,093	(33.2)%
Non-Rolling Chip drop	$3,107,659	$3,682,321	(15.6)%
Non-Rolling Chip win percentage	21.5%	22.2%	(0.7) pts
Rolling Chip volume	$10,909,546	$27,909,672	(60.9)%
Rolling Chip win percentage	3.05%	2.89%	0.16 pts
Slot handle	$3,144,382	$3,788,146	(17.0)%
Slot hold percentage	3.4%	3.6%	(0.2) pts
Four Seasons Macao
Total casino revenues	$292,399	$537,879	(45.6)%
Non-Rolling Chip drop	$505,717	$718,594	(29.6)%
Non-Rolling Chip win percentage	22.4%	25.1%	(2.7) pts
Rolling Chip volume	$8,143,327	$14,841,591	(45.1)%
Rolling Chip win percentage	3.20%	3.42%	(0.22) pts
Slot handle	$260,756	$460,196	(43.3)%
Slot hold percentage	5.4%	5.1%	0.3 pts
Sands Macao
Total casino revenues	$454,771	$613,579	(25.9)%
Non-Rolling Chip drop	$1,559,021	$2,173,194	(28.3)%
Non-Rolling Chip win percentage	19.5%	17.7%	1.8 pts
Rolling Chip volume	$4,854,397	$10,032,059	(51.6)%
Rolling Chip win percentage	3.36%	2.87%	0.49 pts
Slot handle	$1,365,678	$1,635,643	(16.5)%
Slot hold percentage	3.6%	3.8%	(0.2) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,197,580	$1,326,880	(9.7)%
Non-Rolling Chip drop	$2,156,379	$2,263,612	(4.7)%
Non-Rolling Chip win percentage	26.3%	24.1%	2.2 pts
Rolling Chip volume	$19,595,787	$23,387,991	(16.2)%
Rolling Chip win percentage	3.10%	3.43%	(0.33) pts
Slot handle	$6,146,105	$6,116,693	0.5%
Slot hold percentage	4.6%	4.9%	(0.3) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$198,290	$214,108	(7.4)%
Table games drop	$999,596	$958,500	4.3%
Table games win percentage	14.1%	17.6%	(3.5) pts
Slot handle	$1,136,879	$956,784	18.8%
Slot hold percentage	8.0%	8.4%	(0.4) pts
Sands Bethlehem
Total casino revenues	$247,247	$226,108	9.3%
Table games drop	$550,360	$508,200	8.3%
Table games win percentage	17.3%	16.1%	1.2 pts
Slot handle	$2,096,567	$1,966,804	6.6%
Slot hold percentage	7.0%	7.1%	(0.1) pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $52.7 million compared to the six months ended June 30, 2014. The decrease is primarily due to decreases of $38.1 million at our Macao operating properties and $17.9 million at Marina Bay Sands, driven by decreases in occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2015	2014	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$110,554	$126,552	(12.6)%
Occupancy rate	84.0%	91.7%	(7.7) pts
Average daily room rate	$255	$265	(3.8)%
Revenue per available room	$214	$243	(11.9)%
Sands Cotai Central
Total room revenues	$135,235	$152,690	(11.4)%
Occupancy rate	80.1%	86.9%	(6.8) pts
Average daily room rate	$164	$173	(5.2)%
Revenue per available room	$132	$150	(12.0)%
Four Seasons Macao
Total room revenues	$21,575	$24,671	(12.5)%
Occupancy rate	80.2%	86.4%	(6.2) pts
Average daily room rate	$395	$419	(5.7)%
Revenue per available room	$317	$363	(12.7)%
Sands Macao
Total room revenues	$11,295	$12,800	(11.8)%
Occupancy rate	99.0%	97.6%	1.4 pts
Average daily room rate	$222	$254	(12.6)%
Revenue per available room	$220	$248	(11.3)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$172,323	$190,207	(9.4)%
Occupancy rate	95.4%	99.2%	(3.8) pts
Average daily room rate	$396	$418	(5.3)%
Revenue per available room	$377	$415	(9.2)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$264,448	$262,230	0.8%
Occupancy rate	89.4%	89.5%	(0.1) pts
Average daily room rate	$237	$232	2.2%
Revenue per available room	$212	$207	2.4%
Sands Bethlehem
Total room revenues	$7,242	$6,188	17.0%
Occupancy rate	88.2%	78.0%	10.2 pts
Average daily room rate	$151	$145	4.1%
Revenue per available room	$133	$113	17.7%
Food and beverage revenues decreased $29.2 million compared to the six months ended June 30, 2014. The decrease was primarily due to a $23.2 million decrease at our Macao operating properties, driven by a decrease in property visitation.

Mall revenues increased $35.0 million compared to the six months ended June 30, 2014. The increase was primarily due to a $33.5 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2015	2014	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$92,510	$80,132	15.4%
Mall gross leasable area (in square feet)	780,044	755,876	3.2%
Occupancy	97.8%	95.9%	1.9 pts
Base rent per square foot	$209	$188	11.2%
Tenant sales per square foot	$1,578	$1,563	1.0%
Shoppes at Cotai Central(2)
Total mall revenues	$28,034	$19,896	40.9%
Mall gross leasable area (in square feet)	331,466	312,848	6.0%
Occupancy	97.8%	97.8%	—
Base rent per square foot	$143	$136	5.1%
Tenant sales per square foot	$1,004	$1,461	(31.3)%
Shoppes at Four Seasons
Total mall revenues	$60,803	$47,841	27.1%
Mall gross leasable area (in square feet)	257,615	255,888	0.7%
Occupancy	100.0%	96.2%	3.8 pts
Base rent per square foot	$419	$354	18.4%
Tenant sales per square foot	$4,924	$5,593	(12.0)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$80,218	$78,780	1.8%
Mall gross leasable area (in square feet)	644,590	651,750	(1.1)%
Occupancy	93.6%	89.5%	4.1 pts
Base rent per square foot	$218	$220	(0.9)%
Tenant sales per square foot	$1,393	$1,497	(6.9)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1,531	$1,455	5.2%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	94.3%	94.3%	—
Base rent per square foot	$21	$25	(16.0)%
Tenant sales per square foot	$342	$410	(16.6)%
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2015 and 2014, they are identical to the summary presented herein for the three months ended June 30, 2015 and 2014, respectively.

(2)	The third phase of the Shoppes at Cotai Central opened in June 2014. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses

The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$2,650,397	$3,557,849	(25.5)%
Rooms	130,631	128,381	1.8%
Food and beverage	195,784	195,997	(0.1)%
Mall	30,478	35,072	(13.1)%
Convention, retail and other	138,222	165,132	(16.3)%
Provision for doubtful accounts	93,406	111,587	(16.3)%
General and administrative	640,080	664,031	(3.6)%
Corporate	89,788	95,800	(6.3)%
Pre-opening	20,233	20,441	(1.0)%
Development	3,881	5,909	(34.3)%
Depreciation and amortization	502,514	525,063	(4.3)%
Amortization of leasehold interests in land	19,323	20,066	(3.7)%
Loss on disposal of assets	17,881	4,121	333.9%
Total operating expenses	$4,532,618	$5,529,449	(18.0)%
Operating expenses were $4.53 billion for the six months ended June 30, 2015, a decrease of $996.8 million compared to $5.53 billion for the six months ended June 30, 2014. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $907.5 million compared to the six months ended June 30, 2014. Of the decrease, $787.0 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the implementation of certain cost control measures at our Macao operating properties.
Convention, retail and other expenses decreased $26.9 million compared to the six months ended June 30, 2014. The decrease was primarily due to decreases of $10.3 million and $7.8 million at our Las Vegas Operating Properties and our Macao operating properties, respectively, driven by a decrease in entertainment expenses, and a decrease of $7.4 million in our passenger ferry service operations in Macao.
The provision for doubtful accounts was $93.4 million for the six months ended June 30, 2015, compared to $111.6 million for the six months ended June 30, 2014. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2015, primarily related to activities at The Parisian Macao and at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
The loss on disposal of assets of $17.9 million for the six months ended June 30, 2015, primarily related to dispositions at our Macao operating properties.

Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$524,932	$872,141	(39.8)%
Sands Cotai Central	320,120	514,179	(37.7)%
Four Seasons Macao	118,806	180,995	(34.4)%
Sands Macao	123,662	173,757	(28.8)%
Other Asia	8,353	(1,882)	N.M.
	1,095,873	1,739,190	(37.0)%
Marina Bay Sands	778,526	852,939	(8.7)%
United States:
Las Vegas Operating Properties	128,275	145,767	(12.0)%
Sands Bethlehem	63,992	54,446	17.5%
	192,267	200,213	(4.0)%
Total adjusted property EBITDA	$2,066,666	$2,792,342	(26.0)%
______________
N.M. - Not meaningful

Adjusted property EBITDA at our Macao operations decreased $643.3 million compared to the six months ended June 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations at our Macao operating properties, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $74.4 million compared to the six months ended June 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $17.5 million compared to the six months ended June 30, 2014. The decrease was primarily due to a $14.8 million decrease in net revenues (excluding intersegment royalty revenue), driven by a decrease in casino revenues.
Adjusted property EBITDA at Sands Bethlehem increased $9.5 million compared to the six months ended June 30, 2014. The increase was primarily due to a $21.9 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$134,121	$136,370
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7,596	7,594
Less — capitalized interest	(9,661)	(3,248)
Interest expense, net	$132,056	$140,716
Cash paid for interest	$118,476	$113,747
Weighted average total debt balance	$9,636,321	$10,095,750
Weighted average interest rate	2.8%	2.7%
Interest cost decreased $2.2 million compared to the six months ended June 30, 2014, resulting from a decrease in our weighted average debt balance, partially offset by a slight increase in our weighted average interest rate. Capitalized interest increased $6.4 million compared to the six months ended June 30, 2014, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $15.3 million for the six months ended June 30, 2015, compared to other expense of $2.5 million for the six months ended June 30, 2014. The amounts in both periods were primarily due to foreign exchange gains and losses.
The loss on modification or early retirement of debt of $18.0 million for the six months ended June 30, 2014, was related to the refinancing of our 2011 VML Credit Facility in March 2014.
Our effective income tax rate was 7.9% for the six months ended June 30, 2015, compared to 5.4% for the six months ended June 30, 2014. The effective income tax rates for the six months ended June 30, 2015 and 2014, reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $211.4 million for the six months ended June 30, 2015, compared to $402.0 million for the six months ended June 30, 2014. These amounts are primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended June 31, 2015
Mall revenues:
Minimum rents(2)	$37,643	$26,976	$10,685	$30,048	$289	$105,641
Overage rents	3,082	1,696	686	3,456	610	9,530
CAM, levies and management fees	7,570	2,385	3,261	6,895	—	20,111
Total mall revenues	48,295	31,057	14,632	40,399	899	135,282
Mall operating expenses:
Common area maintenance	3,773	1,538	1,662	5,838	226	13,037
Management fees and other direct operating expenses	1,458	317	345	41	143	2,304
Mall operating expenses	5,231	1,855	2,007	5,879	369	15,341
Property taxes	—	—	—	1,133	323	1,456
Provision for doubtful accounts	47	3	228	—	—	278
Mall-related expenses(3)	$5,278	$1,858	$2,235	$7,012	$692	$17,075
For the three months ended June 31, 2014
Mall revenues:
Minimum rents(2)	$31,488	$20,603	$6,375	$30,225	$349	$89,040
Overage rents	3,744	2,343	2,281	3,109	475	11,952
CAM, levies and management fees	6,760	1,870	2,520	6,931	—	18,081
Total mall revenues	41,992	24,816	11,176	40,265	824	119,073
Mall operating expenses:
Common area maintenance	4,736	1,486	1,590	6,310	318	14,440
Management fees and other direct operating expenses	1,952	348	341	463	165	3,269
Mall operating expenses	6,688	1,834	1,931	6,773	483	17,709
Property taxes(4)	(2,602)	—	—	1,762	303	(537)
Provision for doubtful accounts	128	34	—	514	—	676
Mall-related expenses(3)	$4,214	$1,868	$1,931	$9,049	$786	$17,848

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the six months ended June 30, 2015
Mall revenues:
Minimum rents(2)	$73,815	$54,349	$20,532	$60,345	$674	$209,715
Overage rents	4,153	1,854	1,087	6,068	857	14,019
CAM, levies and management fees	14,542	4,600	6,415	13,805	—	39,362
Total mall revenues	92,510	60,803	28,034	80,218	1,531	263,096
Mall operating expenses:
Common area maintenance	7,422	2,874	3,187	11,872	519	25,874
Management fees and other direct operating expenses	2,820	565	989	(14)	244	4,604
Mall operating expenses	10,242	3,439	4,176	11,858	763	30,478
Property taxes	—	—	—	2,230	646	2,876
Provision for (recovery of) doubtful accounts	49	(83)	334	(16)	—	284
Mall-related expenses(3)	$10,291	$3,356	$4,510	$14,072	$1,409	$33,638
For the six months ended June 30, 2014
Mall revenues:
Minimum rents(2)	$62,788	$40,382	$12,309	$59,250	$739	$175,468
Overage rents	4,085	3,838	2,653	5,596	716	16,888
CAM, levies and management fees	13,259	3,621	4,934	13,934	—	35,748
Total mall revenues	80,132	47,841	19,896	78,780	1,455	228,104
Mall operating expenses:
Common area maintenance	8,704	2,717	2,970	12,272	632	27,295
Management fees and other direct operating expenses	3,810	802	674	2,212	279	7,777
Mall operating expenses	12,514	3,519	3,644	14,484	911	35,072
Property taxes(4)	(1,488)	—	—	3,519	574	2,605
Provision for (recovery of) doubtful accounts	267	112	(21)	772	—	1,130
Mall-related expenses(3)	$11,293	$3,631	$3,623	$18,775	$1,485	$38,807
____________________

(1)	Revenues from CAM, levies and management fees are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We have commenced construction and expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, we will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in the second half of 2016, subject to Macao government approval. We have capitalized costs of $1.15 billion, including the land premium (net of amortization) and $116.6 million in outstanding construction payables, as of June 30, 2015. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of June 30, 2015, we have capitalized an aggregate of $10.44 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the development be completed by December 2016. We have applied for an extension from the Macao government to complete The Parisian Macao, as we believe we will be unable to meet the April 2016 deadline. Should we determine that we are unable to complete Sands Cotai Central by December 2016, we would then also expect to apply for another extension from the Macao government. If we are unable to meet the Sands Cotai Central deadline and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $1.15 billion or $4.69 billion in capitalized construction costs and land premiums (net of amortization), as of June 30, 2015, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of June 30, 2015.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash generated from operating activities	$1,581,533	$2,390,844
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(549)	559
Capital expenditures	(719,239)	(526,838)
Proceeds from disposal of property and equipment	639	1,106
Net cash used in investing activities	(719,149)	(525,173)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,078	45,118
Excess tax benefits from stock-based compensation	2,242	2,755
Repurchase of common stock	(64,994)	(1,139,415)
Dividends paid	(1,345,804)	(1,585,655)
Distributions to noncontrolling interests	(6,871)	(4,731)
Proceeds from long-term debt	1,459,277	1,857,725
Repayments on long-term debt	(1,569,609)	(1,296,058)
Payments of deferred financing costs	(11,745)	(57,244)
Net cash used in financing activities	(1,529,426)	(2,177,505)
Effect of exchange rate on cash	(20,597)	4,147
Decrease in cash and cash equivalents	$(687,639)	$(307,687)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2015, decreased $809.3 million compared to the six months ended June 30, 2014. The decrease was primarily attributable to the decrease in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2015, totaled $719.2 million, including $609.2 million for construction and development activities in Macao, which consisted primarily of $321.6 million for The Parisian Macao and $221.1 million for Sands Cotai Central; $56.2 million in Singapore; $37.9 million at our Las Vegas Operating Properties; and $15.9 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.53 billion for the six months ended June 30, 2015, which was primarily attributable to $1.35 billion in dividend payments and a net repayment of $251.3 million on our 2013 U.S Credit Facility, partially offset by net proceeds of $179.1 million on our 2011 VML Credit Facility.
As of June 30, 2015, we had $2.83 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.

Capital Financing Overview
Through June 30, 2015, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014, also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly periods ending June 30 through September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility, which was amended in August 2014, requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending June 30, 2015 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of June 30, 2015, our U.S., Macao and Singapore leverage ratios were 1.0x, 1.3x and 2.2x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.82 billion and restricted cash and cash equivalents of approximately $7.1 million as of June 30, 2015, of which approximately $2.44 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.44 billion, approximately $1.85 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In April 2015, we entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders have agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”). During the six months ended June 30, 2015, we made net repayments of $820.2 million and $240.0 million on our 2011 VML and 2013 U.S. Revolving Facilities, respectively. Subsequent to June 30, 2015, we made an additional repayment of $460.0 million on our 2013 U.S. Revolving Facility.
On February 27, 2015, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share, and, on June 17, 2015, SCL shareholders approved a dividend of HKD 1.00 per share, which was paid on July 15, 2015 (a total of $2.07 billion, of which the Company retained $1.45 billion). On March 31 and June 30, 2015, we paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the six months ended June 30, 2015, we recorded $1.04 billion as a distribution against retained earnings (of which $561.2 million related to our Principal Stockholder’s family and the remaining $476.3 million related to all other shareholders). In July 2015, our Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $518 million) to be paid on September 30, 2015, to shareholders of record on September 22, 2015. We expect this level of dividend to continue quarterly through the remainder of 2015.
In June 2013, our Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which would have expired in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2015, we repurchased 1,287,537 shares of our common stock for $65.0 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury stock.

Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2015, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the following:

•
proceeds of $999.3 million on our 2011 VML Accordion Term (which matures March 30, 2021, and requires quarterly payments commencing June 30, 2018, see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”);

•	repayments of $820.2 million on our Extended 2011 VML Revolving Facility (which would have matured in March 2020 with no interim amortization); and

•	net repayments of $240.0 million on our 2013 U.S. Revolving Facility (which would have matured in December 2018 with no interim amortization).
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2015, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending June 30:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$94.4	$208.6	$414.4	$2,101.2	$3,690.4	$3,297.5	$9,806.5	$9,632.5
Average interest rate(2)	2.6%	2.1%	1.8%	1.9%	2.1%	2.8%	2.3%
ASSETS
Cap agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of June 30, 2015, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $88.2 million.

(3)	As of June 30, 2015, we had one interest rate cap agreement with a nominal aggregate fair value based on quoted market values from the institutions holding the agreement.
Borrowings under the 2013 U.S. Credit Facility bear interest, at our option, at either an adjusted Eurodollar rate or at an alternative base rate, plus a credit spread. For base rate borrowings, the initial credit spread is 0.5% per annum and 1.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility, respectively. For Eurodollar rate borrowings, the initial credit spread is 1.5% per annum and 2.5% per annum for the 2013 U.S. Revolving Facility and the 2013 U.S. Term B Facility (subject to a Eurodollar rate floor of 0.75%), respectively. Borrowings under the 2011 VML Credit Facility bear interest, at our option, at either an adjusted Eurodollar rate or HIBOR, plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the maximum leverage ratio set forth in the credit facility agreement, as amended. The credit spread for the 2011 VML Credit Facility ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and ranges from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. Borrowings under the 2012 Singapore Credit Facility bear interest at SOR plus a spread of 1.85% per annum, which is subject to reduction based on a ratio of debt to Adjusted EBITDA. Borrowings under the airplane financings bear interest at LIBOR plus 1.25% or 1.5% per annum.
Foreign currency transaction gains for the six months ended June 30, 2015, were $10.1 million primarily due to Singapore dollar denominated intercompany debt held in the U.S. and U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2015, an assumed 10% change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $32.1 million and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $12.2 million. We do not hedge our exposure to foreign currencies; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2015, and have concluded that they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
April 1, 2015 — April 30, 2015	—	$—	—	$1,765,001
May 1, 2015 — May 31, 2015	1,287,537	$50.46	1,287,537	$1,700,026
June 1, 2015 — June 30, 2015	—	$—	—	$1,700,026
__________________________

(1)
In June 2013, the Company’s Board of Directors approved a stock repurchase program, which expired on June 5, 2015, with an initial authorization of $2.0 billion. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires on October 9, 2016. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury stock.

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

LAS VEGAS SANDS CORP.

August 7, 2015	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

August 7, 2015	By:	/s/ Michael A. Quartieri
Michael A. Quartieri Chief Accounting Officer (Principal Financial Officer)