Form 10-Q
period 2015-09-30
LAS VEGAS SANDS CORP
filed 2015-11-05
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock ($0.001 par value)	795,909,082 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,855,466	$3,506,319
Restricted cash and cash equivalents	7,514	6,566
Accounts receivable, net	1,315,191	1,510,772
Inventories	39,755	41,674
Prepaid expenses and other	111,297	125,168
Total current assets	3,329,223	5,190,499
Property and equipment, net	15,510,104	15,372,474
Deferred financing costs, net	179,305	205,596
Deferred income taxes, net	29,992	31,720
Leasehold interests in land, net	1,263,390	1,353,090
Intangible assets, net	74,869	86,260
Other assets, net	116,007	122,052
Total assets	$20,502,890	$22,361,691
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,027	$112,721
Construction payables	331,850	270,929
Accrued interest payable	9,774	7,943
Other accrued liabilities	1,642,861	1,984,444
Deferred income taxes	14,769	12,522
Income taxes payable	174,687	224,201
Current maturities of long-term debt	94,672	99,734
Total current liabilities	2,364,640	2,712,494
Other long-term liabilities	122,849	124,614
Deferred income taxes	176,076	188,935
Deferred proceeds from sale of The Shoppes at The Palazzo	268,499	268,710
Deferred gain on sale of The Grand Canal Shoppes	35,839	37,968
Deferred rent from mall sale transactions	114,365	115,475
Long-term debt	9,034,271	9,892,913
Total liabilities	12,116,539	13,341,109
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 829,921,359 and 829,280,328 shares issued, 795,863,082 and 798,258,172 shares outstanding	830	829
Treasury stock, at cost, 34,058,277 shares and 31,022,156 shares	(2,382,972)	(2,237,952)
Capital in excess of par value	6,468,902	6,428,762
Accumulated other comprehensive income (loss)	(86,340)	76,101
Retained earnings	2,891,109	2,945,846
Total Las Vegas Sands Corp. stockholders’ equity	6,891,529	7,213,586
Noncontrolling interests	1,494,822	1,806,996
Total equity	8,386,351	9,020,582
Total liabilities and equity	$20,502,890	$22,361,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,242,571	$2,897,084	$6,920,757	$9,281,959
Rooms	379,878	386,867	1,102,550	1,162,205
Food and beverage	188,073	185,821	555,902	582,804
Mall	140,556	150,728	403,652	378,832
Convention, retail and other	129,761	128,458	389,412	391,663
	3,080,839	3,748,958	9,372,273	11,797,463
Less — promotional allowances	(187,156)	(215,836)	(545,547)	(629,607)
Net revenues	2,893,683	3,533,122	8,826,726	11,167,856
Operating expenses:
Casino	1,249,861	1,634,960	3,900,258	5,192,809
Rooms	67,360	66,301	197,991	194,682
Food and beverage	99,956	95,749	295,740	291,746
Mall	14,739	18,032	45,217	53,104
Convention, retail and other	67,418	68,833	205,640	233,965
Provision for doubtful accounts	32,757	31,103	126,163	142,690
General and administrative	314,117	341,501	954,197	1,005,532
Corporate	37,488	42,704	127,276	138,504
Pre-opening	9,627	(2,414)	29,860	18,027
Development	3,147	3,043	7,028	8,952
Depreciation and amortization	247,698	251,002	750,212	776,065
Amortization of leasehold interests in land	9,737	10,086	29,060	30,152
Loss on disposal of assets	709	801	18,590	4,922
	2,154,614	2,561,701	6,687,232	8,091,150
Operating income	739,069	971,421	2,139,494	3,076,706
Other income (expense):
Interest income	2,158	5,609	12,598	17,109
Interest expense, net of amounts capitalized	(66,962)	(66,779)	(199,018)	(207,495)
Other income (expense)	16,275	95	31,589	(2,368)
Loss on modification or early retirement of debt	—	(1,978)	—	(19,942)
Income before income taxes	690,540	908,368	1,984,663	2,864,010
Income tax expense	(72,347)	(47,869)	(173,941)	(153,939)
Net income	618,193	860,499	1,810,722	2,710,071
Net income attributable to noncontrolling interests	(98,835)	(188,794)	(310,268)	(590,747)
Net income attributable to Las Vegas Sands Corp.	$519,358	$671,705	$1,500,454	$2,119,324
Earnings per share:
Basic	$0.65	$0.84	$1.88	$2.62
Diluted	$0.65	$0.83	$1.88	$2.62
Weighted average shares outstanding:
Basic	796,559,738	803,064,834	797,400,090	808,247,012
Diluted	797,302,248	804,810,589	798,263,294	810,288,616
Dividends declared per common share	$0.65	$0.50	$1.95	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands) (Unaudited)
Net income	$618,193	$860,499	$1,810,722	$2,710,071
Currency translation adjustment, net of reclassification adjustment and before and after tax	(112,314)	(52,349)	(160,902)	(18,151)
Total comprehensive income	505,879	808,150	1,649,820	2,691,920
Comprehensive income attributable to noncontrolling interests	(99,264)	(185,744)	(311,807)	(588,357)
Comprehensive income attributable to Las Vegas Sands Corp.	$406,615	$622,406	$1,338,013	$2,103,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2014	$827	$(570,520)	$6,348,065	$173,783	$1,713,339	$1,835,035	$9,500,529
Net income	—	—	—	—	2,119,324	590,747	2,710,071
Currency translation adjustment	—	—	—	(15,761)	—	(2,390)	(18,151)
Exercise of stock options	2	—	44,058	—	—	4,383	48,443
Stock-based compensation	—	—	34,288	—	—	4,751	39,039
Repurchase of common stock	—	(1,429,861)	—	—	—	—	(1,429,861)
Disposition of interest in majority owned subsidiary	—	—	—	—	—	(487)	(487)
Dividends declared	—	—	—	—	(1,210,250)	(776,570)	(1,986,820)
Distributions to noncontrolling interests	—	—	—	—	—	(7,165)	(7,165)
Balance at September 30, 2014	$829	$(2,000,381)	$6,426,411	$158,022	$2,622,413	$1,648,304	$8,855,598
Balance at January 1, 2015	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
Net income	—	—	—	—	1,500,454	310,268	1,810,722
Currency translation adjustment, net of reclassification adjustment	—	—	—	(162,441)	—	1,539	(160,902)
Exercise of stock options	1	—	11,325	—	—	1,983	13,309
Tax shortfall from stock-based compensation	—	—	(17)	—	—	—	(17)
Conversion of equity awards to liability awards	—	—	(4,282)	—	—	(1,825)	(6,107)
Stock-based compensation	—	—	33,114	—	—	5,129	38,243
Repurchase of common stock	—	(145,020)	—	—	—	—	(145,020)
Dividends declared	—	—	—	—	(1,555,191)	(619,120)	(2,174,311)
Distributions to noncontrolling interests	—	—	—	—	—	(10,148)	(10,148)
Balance at September 30, 2015	$830	$(2,382,972)	$6,468,902	$(86,340)	$2,891,109	$1,494,822	$8,386,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$1,810,722	$2,710,071
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	750,212	776,065
Amortization of leasehold interests in land	29,060	30,152
Amortization of deferred financing costs and original issue discount	33,135	40,067
Amortization of deferred gain on and rent from mall sale transactions	(3,239)	(2,848)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	419	738
Non-cash loss on modification or early retirement of debt	—	15,345
Loss on disposal of assets	18,590	4,922
Stock-based compensation expense	36,533	37,780
Provision for doubtful accounts	126,163	142,690
Foreign exchange gain	(24,312)	(3,437)
Excess tax benefits from stock-based compensation	(2,345)	—
Deferred income taxes	(1,523)	(20,452)
Changes in operating assets and liabilities:
Accounts receivable	23,348	119,384
Inventories	1,405	(1,193)
Prepaid expenses and other	15,801	(27,882)
Leasehold interests in land	(4,395)	(3,433)
Accounts payable	(14,886)	(9,155)
Accrued interest payable	2,456	(5,069)
Income taxes payable	(32,993)	(27,235)
Other accrued liabilities	(323,665)	(159,014)
Net cash generated from operating activities	2,440,486	3,617,496
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(941)	313
Capital expenditures	(1,112,967)	(793,114)
Proceeds from disposal of property and equipment	823	1,580
Net cash used in investing activities	(1,113,085)	(791,221)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,309	48,443
Excess tax benefits from stock-based compensation	2,345	—
Repurchase of common stock	(138,418)	(1,439,231)
Dividends paid	(2,174,223)	(1,986,378)
Distributions to noncontrolling interests	(10,148)	(7,165)
Proceeds from long-term debt (Note 3)	1,759,277	2,247,725
Repayments on long-term debt (Note 3)	(2,373,703)	(2,051,878)
Payments of deferred financing costs	(11,745)	(88,167)
Net cash used in financing activities	(2,933,306)	(3,276,651)
Effect of exchange rate on cash	(44,948)	(2,929)
Decrease in cash and cash equivalents	(1,650,853)	(453,305)
Cash and cash equivalents at beginning of period	3,506,319	3,600,414
Cash and cash equivalents at end of period	$1,855,466	$3,147,109

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$152,660	$161,062
Cash payments for taxes, net of refunds	$196,202	$194,758
Change in construction payables	$60,921	$(164)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$253	$1,259
Change in dividends payable included in other accrued liabilities	$(88)	$442
Property and equipment acquired under capital lease	$373	$—
Disposition of interest in majority owned subsidiary	$—	$487
Change in common stock repurchase payable included in other accrued liabilities	$(6,602)	$(9,370)
Conversion of equity awards to liability awards	$6,107	$—

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
The Company owns the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). The Sands Cotai Central opened in phases, beginning in April 2012. The property currently features three hotel towers: the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; and the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 370,000 square feet of gaming space, approximately 350,000 square feet of meeting space and approximately 330,000 square feet of retail space, as well as entertainment and dining facilities. The Company is constructing the remaining phase of the project, which will include a fourth hotel and mixed-use tower under the St. Regis brand that is expected to open at the end of 2015, subject to Macao government approval. The total cost to complete the remaining phase of the project is expected to be approximately $290 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater. As of September 30, 2015, the Company has capitalized costs of $4.80 billion for the entire project, including the land premium (net of amortization) and $79.1 million in outstanding construction payables.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Development Projects
Macao
The Company submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under the Company’s gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. The Company has commenced construction and expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, the Company will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in the second half of 2016, subject to Macao government approval. The Company has capitalized costs of $1.39 billion, including the land premium (net of amortization) and $161.5 million in outstanding construction payables, as of September 30, 2015. In addition, the Company will be completing the development of some public areas surrounding its Cotai Strip properties on behalf of the Macao government.
Under the Company’s land concession for The Parisian Macao, the Company is required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement, which was extended by the Macao government in April 2014, that the development be completed by December 2016. The Company has applied for an extension from the Macao government to complete The Parisian Macao, as the Company believes it will be unable to meet the April 2016 deadline. Should the Company determine that it is unable to complete Sands Cotai Central by December 2016, the Company would then also expect to apply for another extension from the Macao government. If the Company is unable to meet the Sands Cotai Central deadline and the deadlines for either development are not extended, the Company could lose its land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $1.39 billion or $4.80 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2015, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of September 30, 2015.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through September 30, 2015, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $1.86 billion and restricted cash and cash equivalents of $7.5 million as of September 30, 2015. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.
In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs be reported as a deduction of the face amount of the related debt (rather than as an asset) and that the amortization of debt issuance costs continue to be reported as interest expense. In August 2015, the FASB issued an accounting standard update to clarify that this guidance is not required to be applied to line-of-credit arrangements. The amendments do not affect the guidance on the recognition and measurement of debt issuance costs. The guidance will be required to be applied on a retrospective basis and will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance will not have a material effect on the Company's financial condition, results of operations or cash flows.
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
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$547,236	$551,625
Building and improvements	14,911,094	15,187,427
Furniture, fixtures, equipment and leasehold improvements	3,187,315	3,065,859
Transportation	455,433	454,278
Construction in progress	2,686,644	1,796,554
	21,787,722	21,055,743
Less — accumulated depreciation and amortization	(6,277,618)	(5,683,269)
	$15,510,104	$15,372,474
Construction in progress consists of the following (in thousands):

	September 30, 2015	December 31, 2014
The Parisian Macao	$1,340,716	$749,176
Sands Cotai Central	575,917	289,518
Four Seasons Macao (principally the Four Seasons Apartments)	427,461	417,920
Other	342,550	339,940
	$2,686,644	$1,796,554

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The $342.6 million in other construction in progress as of September 30, 2015, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $221.9 million (net of $89.5 million of accumulated depreciation) as of September 30, 2015, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated statement of operations.
During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company capitalized interest expense of $7.1 million, $16.8 million, $2.9 million, and $6.2 million, respectively. During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company capitalized approximately $7.0 million, $22.6 million, $9.6 million and $23.7 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of original issue discount of $8,438 and $9,643, respectively)	$2,202,188	$2,217,857
2013 U.S. Credit Facility — Revolving	300,000	1,020,000
Airplane Financings	60,905	63,671
HVAC Equipment Lease	15,510	16,619
Other	168	401
Macao Related:
2011 VML Credit Facility — Extended Term	2,389,688	2,388,244
2011 VML Credit Facility — Accordion Term	1,000,009	—
2011 VML Credit Facility — Extended Revolving	—	820,024
Other	4,536	5,694
Singapore Related:
2012 Singapore Credit Facility — Term	3,155,939	3,460,137
	9,128,943	9,992,647
Less — current maturities	(94,672)	(99,734)
Total long-term debt	$9,034,271	$9,892,913
2013 U.S. Credit Facility
As of September 30, 2015, the Company had $947.9 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2011 VML Credit Facility
In April 2015, the Company entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (the “Joinder Funding Date”).
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
As of September 30, 2015, the Company had $2.0 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
2012 Singapore Credit Facility
As of September 30, 2015, the Company had 494.5 million Singapore dollars ("SGD," approximately $346.2 million at exchange rates in effect on September 30, 2015) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Proceeds from 2011 VML Credit Facility	$999,277	$819,725
Proceeds from 2013 U.S. Credit Facility	760,000	1,428,000
	$1,759,277	$2,247,725
Repayments on 2013 U.S. Credit Facility	$(1,496,874)	$(1,224,875)
Repayments on 2011 VML Credit Facility	(820,188)	(819,680)
Repayments on 2012 Singapore Credit Facility	(51,001)	—
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(2,874)	(4,557)
	$(2,373,703)	$(2,051,878)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2015 and December 31, 2014, was approximately $8.94 billion and $9.78 billion, respectively, compared to its carrying value of $9.12 billion and $9.98 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31, June 30 and September 30, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2015, the Company recorded $1.56 billion as a distribution against retained earnings (of which $841.8 million related to the Principal Stockholder’s family and the remaining $713.4 million related to all other shareholders).
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
In October 2015, the Company’s Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $517 million) to be paid on December 31, 2015, to shareholders of record on December 22, 2015.
Repurchase Program
In June 2013, the Company’s Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expired in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2015 and 2014, the Company repurchased 3,036,121 and 18,565,272 shares, respectively, of its common stock for $145.0 million and $1.43 billion, respectively, (including commissions) under this program. All share repurchases of the Company’s common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 27 and July 15, 2015, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion). On February 26, 2014, SCL paid a dividend of HKD 0.87 per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which the Company retained $1.82 billion during the nine months ended September 30, 2014).
During the nine months ended September 30, 2015 and 2014, the Company distributed $10.1 million and $7.2 million, respectively, to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	796,559,738	803,064,834	797,400,090	808,247,012
Potential dilution from stock options and restricted stock and stock units	742,510	1,745,755	863,204	2,041,604
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	797,302,248	804,810,589	798,263,294	810,288,616
Antidilutive stock options excluded from the calculation of diluted earnings per share	6,140,784	2,941,860	6,103,786	2,833,560
Accumulated Other Comprehensive Income (Loss)
As of September 30, 2015 and December 31, 2014, accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. During the nine months ended September 30, 2015, a $5.3 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income (loss) and comprehensive income to net income. The amount is included in other income (expense) in the accompanying condensed consolidated statements of operations.
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
As of September 30, 2015 and December 31, 2014, the Company’s consolidated joint ventures had total assets of $84.2 million and $85.0 million, respectively, and total liabilities of $147.5 million and $130.6 million, respectively.
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
The Company does not consider current year's tax earnings and profits of certain foreign subsidiaries to be permanently reinvested. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset the U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on certain net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance in the period such determination is made.
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on September 30, 2015) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation expense:
Stock options	$5,010	$6,014	$20,302	$19,364
Restricted stock and stock units	4,332	5,583	16,231	18,416
	$9,342	$11,597	$36,533	$37,780
Compensation cost (adjustment to compensation cost) capitalized as part of property and equipment	$(72)	$144	$253	$1,259
LVSC 2004 Plan:
Stock options granted	—	4	435	63
Weighted average grant date fair value	$—	$23.06	$12.04	$32.02
Restricted stock granted	10	—	49	31
Weighted average grant date fair value	$76.72	$—	$59.57	$75.46
Restricted stock units granted	—	—	—	6
Weighted average grant date fair value	$—	$—	$—	$73.68
SCL Equity Plan:
Stock options granted	—	1,258	2,744	11,447
Weighted average grant date fair value	$—	$2.72	$0.95	$3.43
Restricted stock units granted	—	—	119	189
Weighted average grant date fair value	$—	$—	$4.90	$7.37

During the three and nine months ended September 30, 2015, SCL paid $0.4 million and $3.3 million, respectively, to settle vested restricted stock units that were previously classified as equity awards.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
LVSC 2004 Plan:
Weighted average volatility	—%	41.1%	37.3%	58.3%
Expected term (in years)	0.0	6.0	5.8	5.6
Risk-free rate	—%	1.6%	1.3%	1.7%
Expected dividends	—%	2.7%	4.7%	2.7%
SCL Equity Plan:
Weighted average volatility	—%	63.4%	44.8%	65.3%
Expected term (in years)	0.0	6.3	4.0	6.3
Risk-free rate	—%	1.4%	0.7%	1.3%
Expected dividends	—%	3.5%	6.0%	3.0%
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
The following table provides the assets carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015
Cash equivalents(1)	$526,045	$526,045	$—	$—
Interest rate caps(2)	$—	$—	$—	$—
As of December 31, 2014
Cash equivalents(1)	$2,072,177	$2,072,177	$—	$—
Interest rate caps(2)	$3	$—	$3	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of September 30, 2015 and December 31, 2014, the Company had one and four interest rate cap agreements, respectively, with a nominal aggregate fair value based on quoted market values from the institutions holding the agreements.

In October 2015, the Company entered into several forward foreign currency exchange contracts in an effort to manage its foreign currency exposure. As these particular contracts do not qualify for hedge accounting, the increase

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

or decrease in fair value will be recognized as other income or expense in the accompanying condensed consolidated statements of operations.
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
The sanctions hearing was held over six days, beginning on February 9 and ending on March 3, 2015. On March 6, 2015, the District Court issued a decision and order imposing sanctions on SCL for violating its September 14, 2012 Order, which the District Court construed as prohibiting SCL from redacting any documents produced in response to jurisdictional discovery requests to comply with the Macao Data Privacy Act. On March 6, 2015, the District Court ordered additional discovery to be provided by SCL. The District Court also ordered SCL to pay a total of $250,000 to five different law-related entities. Finally, the District Court imposed evidentiary sanctions on SCL, prohibiting it from offering any affirmative evidence at the hearing on jurisdiction scheduled to begin on April 20, 2015, and stating that it would adversely infer, subject to SCL’s ability to rebut the inference within the evidentiary constraints imposed on it, that any document redacted to comply with the Macao Data Privacy Act would support plaintiff’s assertion of personal jurisdiction over SCL and would contradict SCL’s denial. SCL sought a stay of the order from the District Court on March 13, 2015, and when that was denied, from the Nevada Supreme Court on March 16, 2015. The Nevada Supreme Court granted a partial stay on March 17, 2015, staying SCL’s obligation to pay $250,000 and to run additional searches, but declining to stay the April 20, 2015 hearing on jurisdiction. SCL filed a petition for mandamus in the Nevada Supreme Court on March 20, 2015. Plaintiff filed his response on March 27, 2015, and SCL filed its reply on March 31, 2015. On April 2, 2015, the Nevada Supreme Court denied the mandamus petition with respect to everything but the $250,000 sanction and lifted the stay except with respect to that sanction. The jurisdictional hearing began on April 20, 2015, and concluded on May 7, 2015. On May 28, 2015, the District Court issued an order finding specific

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and general jurisdiction of SCL. On June 19, 2015, SCL filed a petition for writ of mandamus seeking review of the decision. On June 23, 2015, the Nevada Supreme Court entered an Order Directing Answer to the Jurisdictional Writ Petition and staying the May 28, 2015 Order. Also on June 23, 2015, SCL filed a writ petition challenging the District Court's order requiring the deposition of an SCL independent board member on U.S. soil. In conjunction with the June 23 writ petition, SCL also moved to stay the scheduled deposition and plaintiff filed his opposition to the motion. Nevada Supreme Court filed its June 23, 2015 Order granting the emergency stay, accepting the writ and accepting plaintiff's opposition to the motion to stay as the answer to the June 23 Petition. On June 26, 2015, defendants filed a writ petition challenging the expedited trial date and discovery schedule set by the District Court, followed by a June 29, 2015 motion to stay all proceedings pending a decision on the writ petition. Plaintiff opposed the motion to stay on June 30, 2015. On July 1, 2015, the Nevada Supreme Court entered an order consolidating the three pending writ petitions, granting in part the stay sought in conjunction with the June 26, petition, ordering briefing on that petition. The Nevada Supreme Court's July 1, 2015 Order vacated the expedited trial date and the pretrial motions set by the District Court. On July 22, 2015, the plaintiff filed his answer to the writ petition challenging the expedited trial date and related pretrial deadlines, and on July 23, plaintiff answered the writ petition challenging the May 28 jurisdiction order. On September 1, 2015, the Nevada Supreme Court held a consolidated oral argument on all three pending writ petitions. No decision has yet been issued. As a result of the Nevada Supreme Court's July 1, 2015 Order, the District Court issued a scheduling order setting a fact discovery cut-off of April 18, 2016, and a trial date of June 26, 2016.
On September 18, 2015, plaintiff filed, with leave of court, a Fifth Amended Complaint, adding VML as a defendant on the two breach of contract claims alleged in the complaint. The Fifth Amended Complaint alleges that LVSC entered into a term sheet with Mr. Jacobs in which it promised certain benefits in the event that Mr. Jacobs was terminated without cause. Plaintiff claims that, in connection with SCL’s initial public offering, LVSC assigned the term sheet to both SCL and VML, which (together with LVSC) allegedly assumed liability for breaches of the term sheet. In Count I of the Fifth Amended Complaint, plaintiff alleges that he was terminated without cause and that LVSC, SCL and VML breached the term sheet by not paying the severance required under those circumstances. In Count II, plaintiff claims that certain stock options in SCL purportedly awarded to him should have vested when he was terminated and seeks damages from LVSC, SCL and VML for SCL’s refusal to recognize the options. Count III is a claim for breach of an implied covenant of good faith and fair dealing against LVSC, SCL and VML. Count IV repeats plaintiff’s earlier claim for tortious discharge in violation of public policy and is alleged against LVSC alone. Count V repeats plaintiff’s claims for defamation per se and is alleged against Mr. Adelson, LVSC and SCL. Count VI repeats a tortious discharge in violation of public policy claim against Mr. Adelson, which the District Court previously dismissed with prejudice. Count VII alleges aiding and abetting tortious discharge in violation of public policy against SCL. Count VIII alleges a conspiracy between LVSC and SCL to tortious discharge of plaintiff in violation of public policy. LVSC has answered the Fifth Amended Complaint and re-filed its previously filed counterclaim against plaintiff. SCL’s obligation to respond to plaintiff’s complaint has been suspended pending a decision from the Nevada Supreme Court on the issue of personal jurisdiction. On October 19, 2015, VML moved to quash service of the summons and on October 21, 2015, further moved to dismiss all claims against VML.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of September 30, 2015.
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
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court has granted several successive stays since that time, with the case currently stayed until April 18, 2016. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") purporting to act on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court for the District of Nevada against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss the complaint on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss the complaint. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and was denied by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court denied this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss the complaint, finding plaintiff had failed to allege stock ownership facts demonstrating standing to sue, with leave for plaintiff to amend his complaint to demonstrate stock ownership with more particularity. On August 29, 2014, the plaintiff filed an amended complaint and, on September 15, 2014, the served defendants filed their motions to dismiss the amended complaint. The plaintiff's opposition to the Company's motion to dismiss was filed on October 22, 2014, and to the individuals' motions to dismiss on October 29, 2014. Plaintiffs also filed an opposition to Hipwell's motion on November 3, 2014, and opposed Mr. Adelson's joinder on December 9, 2014. The served defendants' reply briefs were filed on November 24, 25 and 26, 2014. On December 16, 2014, Mr. Adelson filed a reply brief. On March 3, 2015, the U.S. District Court denied, without prejudice, plaintiff's motion to substitute the estates of the late Messrs. Chaltiel and Schwartz. By order dated June 16, 2015, the U.S. District Court granted defendants’ motions to dismiss. The U.S. District Court did not dismiss the claims with prejudice, but it did not provide for further leave to amend and directed that the clerk close the case. On June 16, 2015, the U.S. District Court entered a “Judgment In A Civil Case” pursuant to the court’s order. On June 29, 2015, plaintiff moved to re-open the dismissal order to request further leave to amend, arguing that no judgment was entered. The Company opposed the motion and on July 30, 2015, the U.S. District Court denied the motion. On July 16, 2015, the Company filed an opposition to that motion. On July 27, 2015, plaintiff filed a reply in support of the motion. On July 30, 2015, the U.S. District Court denied the motion, affirming that it had entered a final judgment and had denied further leave to amend. On July16, 2015, the Company also filed a motion requesting the U.S. District Court make the findings regarding Federal Rules of Civil Procedure ("Rule 11") compliance required at the conclusion of an Exchange Act case, and to find that plaintiff's counsel violated Rule 11 by filing and defending the amended complaint. On August 27, 2015, plaintiff filed an opposition to the Company's motion. On September 21, 2015, the Company filed a reply in further support of the motion. The motion remains pending. At this stage of the proceedings

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

with only the Rule 11 sanction pending against plaintiff and a possible appeal by plaintiff, management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.8 million at exchange rates in effect on September 30, 2015) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the three U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The three U.S. Defendants filed their reply on July 23, 2015. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to in the following sentence. No decision has been issued in respect to that application up to the present time. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the U.S. Defendants on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the U.S. Defendants moved for immediate dismissal and sanctions against plaintiff and his counsel for the bringing of frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the U.S. Defendants' December 29, 2014, reply in favor

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the Defendants' sanctions motion. The Macao action and this most recently filed action are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any. The Company intends to defend these matters vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the St. Regis tower (the remaining phase of Sands Cotai Central) and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction is currently suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues
Macao:
The Venetian Macao	$699,553	$943,037	$2,226,198	$3,160,374
Sands Cotai Central	550,159	816,463	1,676,154	2,428,822
Four Seasons Macao	167,947	265,432	533,314	863,940
Sands Macao	207,364	280,079	674,289	906,882
Other Asia	43,422	41,439	117,428	113,286
	1,668,445	2,346,450	5,227,383	7,473,304
Marina Bay Sands	750,677	735,505	2,248,535	2,375,618
United States:
Las Vegas Operating Properties	385,472	380,461	1,107,871	1,116,194
Sands Bethlehem	144,003	127,338	409,204	370,644
	529,475	507,799	1,517,075	1,486,838
Intersegment eliminations	(54,914)	(56,632)	(166,267)	(167,904)
Total net revenues	$2,893,683	$3,533,122	$8,826,726	$11,167,856

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Intersegment Revenues
Macao:
The Venetian Macao	$1,563	$1,842	$4,822	$4,230
Sands Cotai Central	134	77	290	223
Other Asia	10,237	11,360	30,138	31,799
	11,934	13,279	35,250	36,252
Marina Bay Sands	2,320	2,969	7,578	8,989
Las Vegas Operating Properties	40,660	40,384	123,439	122,663
Total intersegment revenues	$54,914	$56,632	$166,267	$167,904

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$256,381	$352,735	$781,313	$1,224,876
Sands Cotai Central	170,457	267,031	490,577	781,210
Four Seasons Macao	58,785	101,184	177,591	282,179
Sands Macao	51,132	88,099	174,794	261,856
Other Asia	8,427	3,130	16,780	1,248
	545,182	812,179	1,641,055	2,551,369
Marina Bay Sands	389,717	351,687	1,168,243	1,204,626
United States:
Las Vegas Operating Properties	79,790	90,183	208,065	235,950
Sands Bethlehem	37,530	29,846	101,522	84,292
	117,320	120,029	309,587	320,242
Total adjusted property EBITDA	1,052,219	1,283,895	3,118,885	4,076,237
Other Operating Costs and Expenses
Stock-based compensation	(4,744)	(7,252)	(17,365)	(22,909)
Corporate	(37,488)	(42,704)	(127,276)	(138,504)
Pre-opening	(9,627)	2,414	(29,860)	(18,027)
Development	(3,147)	(3,043)	(7,028)	(8,952)
Depreciation and amortization	(247,698)	(251,002)	(750,212)	(776,065)
Amortization of leasehold interests in land	(9,737)	(10,086)	(29,060)	(30,152)
Loss on disposal of assets	(709)	(801)	(18,590)	(4,922)
Operating income	739,069	971,421	2,139,494	3,076,706
Other Non-Operating Costs and Expenses
Interest income	2,158	5,609	12,598	17,109
Interest expense, net of amounts capitalized	(66,962)	(66,779)	(199,018)	(207,495)
Other income (expense)	16,275	95	31,589	(2,368)
Loss on modification or early retirement of debt	—	(1,978)	—	(19,942)
Income tax expense	(72,347)	(47,869)	(173,941)	(153,939)
Net income	$618,193	$860,499	$1,810,722	$2,710,071
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Capital Expenditures
Corporate and Other	$9,404	$24,271
Macao:
The Venetian Macao	54,615	80,297
Sands Cotai Central	333,373	232,032
Four Seasons Macao	12,097	30,469
Sands Macao	16,592	24,264
Other Asia	1,916	1,563
The Parisian Macao	519,794	259,969
	938,387	628,594
Marina Bay Sands	96,665	54,048
United States:
Las Vegas Operating Properties	55,047	79,150
Sands Bethlehem	13,464	7,051
	68,511	86,201
Total capital expenditures	$1,112,967	$793,114

	September 30, 2015	December 31, 2014
Total Assets
Corporate and Other	$516,404	$613,683
Macao:
The Venetian Macao	2,755,651	3,900,921
Sands Cotai Central	4,383,591	4,761,907
Four Seasons Macao	1,059,305	1,157,502
Sands Macao	403,418	414,689
Other Asia	286,580	304,463
The Parisian Macao	1,396,939	805,220
Other Development Projects	84	91
	10,285,568	11,344,793
Marina Bay Sands	5,595,215	6,106,397
United States:
Las Vegas Operating Properties	3,459,559	3,623,808
Sands Bethlehem	646,144	673,010
	4,105,703	4,296,818
Total assets	$20,502,890	$22,361,691

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2015	December 31, 2014
Total Long-Lived Assets
Corporate and Other	$341,254	$357,071
Macao:
The Venetian Macao	1,813,515	1,893,032
Sands Cotai Central	3,941,869	3,814,699
Four Seasons Macao	915,771	932,034
Sands Macao	271,390	286,640
Other Asia	169,011	177,335
The Parisian Macao	1,394,717	804,328
	8,506,273	7,908,068
Marina Bay Sands	4,432,300	4,874,263
United States:
Las Vegas Operating Properties	2,941,209	3,024,380
Sands Bethlehem	552,458	561,782
	3,493,667	3,586,162
Total long-lived assets	$16,773,494	$16,725,564

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
LVSLLC, as the issuer and primary obligor of the 2013 U.S. Credit Facility, VCR, Venetian Marketing, Inc., Sands Expo & Convention Center, Inc. and Sands Pennsylvania, Inc. (collectively, the “Restricted Subsidiaries”) are all guarantors under the 2013 U.S. Credit Facility. The noncontrolling interest amounts included in the Restricted Subsidiaries’ condensed consolidating financial information are related to non-voting preferred stock of one of the subsidiaries held by third parties.
In February 2008, all of the capital stock of Phase II Mall Subsidiary, LLC (a subsidiary of VCR) was sold to GGP; however, the sale is not complete from an accounting perspective due to the Company’s continuing involvement in the transaction related to the participation in certain potential future revenues earned by GGP. Certain of the assets, liabilities and operating results related to the ownership and operation of the mall by Phase II Mall Subsidiary, LLC subsequent to the sale will continue to be accounted for by the Restricted Subsidiaries, and therefore are included in the “Restricted Subsidiaries” columns in the following condensed consolidating financial information. As a result, net liabilities of $46.6 million (consisting of $268.5 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $221.9 million of property and equipment) and $40.3 million (consisting of $268.8 million of liabilities, primarily comprised of deferred proceeds from the sale, partially offset by $228.5 million of property and equipment) as of September 30, 2015 and December 31, 2014, respectively, and a net loss (consisting primarily of depreciation expense) of $2.3 million and $7.0 million for the three and nine months ended September 30, 2015, respectively, and $2.9 million and $9.2 million for the three and nine months ended September 30, 2014, respectively, related to the mall and are being accounted for by the Restricted Subsidiaries. These balances and amounts are not collateral for the 2013 U.S. Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following condensed consolidating financial information of LVSC, a non-guarantor parent; the Restricted Subsidiaries, including LVSLLC as the issuer; and the non-restricted subsidiaries on a combined basis as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, is being presented in order to meet the reporting requirements under the 2013 U.S. Credit Facility, and is not intended to comply with SEC Regulation S-X 3-10 (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$56,741	$258,992	$1,539,733	$—	$1,855,466
Restricted cash and cash equivalents	—	—	7,514	—	7,514
Intercompany receivables	617,230	262,307	—	(879,537)	—
Intercompany notes receivable	—	—	376,622	(376,622)	—
Accounts receivable, net	850	269,679	1,044,662	—	1,315,191
Inventories	6,750	10,394	22,611	—	39,755
Deferred income taxes, net	6,494	30,575	629	(37,698)	—
Prepaid expenses and other	24,766	14,308	72,271	(48)	111,297
Total current assets	712,831	846,255	3,064,042	(1,293,905)	3,329,223
Property and equipment, net	118,983	2,898,677	12,492,444	—	15,510,104
Investments in subsidiaries	6,592,378	4,713,169	—	(11,305,547)	—
Deferred financing costs, net	80	20,965	158,260	—	179,305
Intercompany receivables	215	17,476	—	(17,691)	—
Intercompany notes receivable	—	1,394,011	—	(1,394,011)	—
Deferred income taxes, net	—	—	133,494	(103,502)	29,992
Leasehold interests in land, net	—	—	1,263,390	—	1,263,390
Intangible assets, net	690	—	74,179	—	74,869
Other assets, net	380	17,985	97,642	—	116,007
Total assets	$7,425,557	$9,908,538	$17,283,451	$(14,114,656)	$20,502,890
Accounts payable	$5,594	$30,811	$59,622	$—	$96,027
Construction payables	19	1,375	330,456	—	331,850
Intercompany payables	—	533,113	346,424	(879,537)	—
Intercompany notes payable	376,622	—	—	(376,622)	—
Accrued interest payable	75	1,143	8,556	—	9,774
Other accrued liabilities	33,278	218,242	1,391,341	—	1,642,861
Deferred income taxes	—	—	52,467	(37,698)	14,769
Income taxes payable	438	—	174,297	(48)	174,687
Current maturities of long-term debt	3,688	24,033	66,951	—	94,672
Total current liabilities	419,714	808,717	2,430,114	(1,293,905)	2,364,640
Other long-term liabilities	1,872	8,804	112,173	—	122,849
Intercompany payables	—	—	17,691	(17,691)	—
Intercompany notes payable	—	—	1,394,011	(1,394,011)	—
Deferred income taxes	55,225	48,277	176,076	(103,502)	176,076
Deferred amounts related to mall sale transactions	—	418,703	—	—	418,703
Long-term debt	57,217	2,493,833	6,483,221	—	9,034,271
Total liabilities	534,028	3,778,334	10,613,286	(2,809,109)	12,116,539
Total Las Vegas Sands Corp. stockholders’ equity	6,891,529	6,129,799	5,175,748	(11,305,547)	6,891,529
Noncontrolling interests	—	405	1,494,417	—	1,494,822
Total equity	6,891,529	6,130,204	6,670,165	(11,305,547)	8,386,351
Total liabilities and equity	$7,425,557	$9,908,538	$17,283,451	$(14,114,656)	$20,502,890

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$127,868	$2,114,703	$—	$2,242,571
Rooms	—	138,042	241,836	—	379,878
Food and beverage	—	54,290	133,783	—	188,073
Mall	—	—	140,556	—	140,556
Convention, retail and other	—	76,985	98,462	(45,686)	129,761
	—	397,185	2,729,340	(45,686)	3,080,839
Less — promotional allowances	(152)	(24,559)	(161,772)	(673)	(187,156)
Net revenues	(152)	372,626	2,567,568	(46,359)	2,893,683
Operating expenses:
Casino	—	77,301	1,173,330	(770)	1,249,861
Rooms	—	39,148	28,212	—	67,360
Food and beverage	—	28,093	72,836	(973)	99,956
Mall	—	—	14,739	—	14,739
Convention, retail and other	—	20,630	53,867	(7,079)	67,418
Provision for doubtful accounts	—	8,634	24,123	—	32,757
General and administrative	—	83,559	230,841	(283)	314,117
Corporate	28,770	56	45,900	(37,238)	37,488
Pre-opening	—	—	9,629	(2)	9,627
Development	3,153	—	8	(14)	3,147
Depreciation and amortization	6,747	43,180	197,771	—	247,698
Amortization of leasehold interests in land	—	—	9,737	—	9,737
Loss on disposal of assets	—	—	709	—	709
	38,670	300,601	1,861,702	(46,359)	2,154,614
Operating income (loss)	(38,822)	72,025	705,866	—	739,069
Other income (expense):
Interest income	13	53,008	4,017	(54,880)	2,158
Interest expense, net of amounts capitalized	(2,281)	(26,457)	(93,104)	54,880	(66,962)
Other income (expense)	—	(5,324)	21,599	—	16,275
Income from equity investments in subsidiaries	476,969	363,425	—	(840,394)	—
Income before income taxes	435,879	456,677	638,378	(840,394)	690,540
Income tax benefit (expense)	83,479	(41,512)	(114,314)	—	(72,347)
Net income	519,358	415,165	524,064	(840,394)	618,193
Net income attributable to noncontrolling interests	—	(775)	(98,060)	—	(98,835)
Net income attributable to Las Vegas Sands Corp.	$519,358	$414,390	$426,004	$(840,394)	$519,358

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$—	$326,158	$6,594,599	$—	$6,920,757
Rooms	—	402,490	700,060	—	1,102,550
Food and beverage	—	163,278	392,624	—	555,902
Mall	—	—	403,652	—	403,652
Convention, retail and other	—	241,850	286,220	(138,658)	389,412
	—	1,133,776	8,377,155	(138,658)	9,372,273
Less — promotional allowances	(598)	(67,051)	(475,899)	(1,999)	(545,547)
Net revenues	(598)	1,066,725	7,901,256	(140,657)	8,826,726
Operating expenses:
Casino	—	224,463	3,678,237	(2,442)	3,900,258
Rooms	—	113,891	84,100	—	197,991
Food and beverage	—	82,688	216,027	(2,975)	295,740
Mall	—	—	45,217	—	45,217
Convention, retail and other	—	66,044	161,389	(21,793)	205,640
Provision for doubtful accounts	—	26,914	99,249	—	126,163
General and administrative	—	238,292	716,758	(853)	954,197
Corporate	105,962	234	133,629	(112,549)	127,276
Pre-opening	—	—	29,865	(5)	29,860
Development	7,052	—	16	(40)	7,028
Depreciation and amortization	20,441	128,497	601,274	—	750,212
Amortization of leasehold interests in land	—	—	29,060	—	29,060
Loss on disposal of assets	—	2,191	16,399	—	18,590
	133,455	883,214	5,811,220	(140,657)	6,687,232
Operating income (loss)	(134,053)	183,511	2,090,036	—	2,139,494
Other income (expense):
Interest income	105	151,657	18,020	(157,184)	12,598
Interest expense, net of amounts capitalized	(6,653)	(82,236)	(267,313)	157,184	(199,018)
Other income (expense)	—	(3,446)	35,035	—	31,589
Income from equity investments in subsidiaries	1,461,516	1,177,503	—	(2,639,019)	—
Income before income taxes	1,320,915	1,426,989	1,875,778	(2,639,019)	1,984,663
Income tax benefit (expense)	179,539	(102,604)	(250,876)	—	(173,941)
Net income	1,500,454	1,324,385	1,624,902	(2,639,019)	1,810,722
Net income attributable to noncontrolling interests	—	(2,272)	(307,996)	—	(310,268)
Net income attributable to Las Vegas Sands Corp.	$1,500,454	$1,322,113	$1,316,906	$(2,639,019)	$1,500,454

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$519,358	$415,165	$524,064	$(840,394)	$618,193
Currency translation adjustment, before and after tax	(112,743)	(95,366)	(112,314)	208,109	(112,314)
Total comprehensive income	406,615	319,799	411,750	(632,285)	505,879
Comprehensive income attributable to noncontrolling interests	—	(775)	(98,489)	—	(99,264)
Comprehensive income attributable to Las Vegas Sands Corp.	$406,615	$319,024	$313,261	$(632,285)	$406,615

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net income	$1,500,454	$1,324,385	$1,624,902	$(2,639,019)	$1,810,722
Currency translation adjustment, net of reclassification adjustment and before and after tax	(162,441)	(137,883)	(160,902)	300,324	(160,902)
Total comprehensive income	1,338,013	1,186,502	1,464,000	(2,338,695)	1,649,820
Comprehensive income attributable to noncontrolling interests	—	(2,272)	(309,535)	—	(311,807)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,338,013	$1,184,230	$1,154,465	$(2,338,695)	$1,338,013

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015

	LVSC (Non-Guarantor Parent)	Restricted Subsidiaries	Non-Restricted Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash generated from operating activities	$1,635,949	$2,248,729	$2,286,233	$(3,730,425)	$2,440,486
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	—	(941)	—	(941)
Capital expenditures	(9,406)	(52,519)	(1,051,042)	—	(1,112,967)
Proceeds from disposal of property and equipment	—	13	810	—	823
Dividends received from non-restricted subsidiaries	—	1,231,308	—	(1,231,308)	—
Repayments of receivable from non-restricted subsidiaries	—	1,964	—	(1,964)	—
Capital contributions to subsidiaries	—	(1,143,708)	—	1,143,708	—
Net cash generated from (used in) investing activities	(9,406)	37,058	(1,051,173)	(89,564)	(1,113,085)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,015	—	3,294	—	13,309
Excess tax benefit from stock option exercises	2,345	—	—	—	2,345
Repurchase of common stock	(138,418)	—	—	—	(138,418)
Dividends paid	(1,555,103)	—	(619,120)	—	(2,174,223)
Distributions to noncontrolling interests	—	(2,272)	(7,876)	—	(10,148)
Dividends paid to Las Vegas Sands Corp.	—	(1,631,706)	(98,841)	1,730,547	—
Dividends paid to Restricted Subsidiaries	—	—	(3,231,186)	3,231,186	—
Capital contributions received	—	—	1,143,708	(1,143,708)	—
Repayments on borrowings from Restricted Subsidiaries	—	—	(1,964)	1,964	—
Proceeds from 2011 VML credit facility	—	—	999,277	—	999,277
Proceeds from 2013 U.S. credit facility	—	760,000	—	—	760,000
Repayments on 2013 U.S. credit facility	—	(1,496,874)	—	—	(1,496,874)
Repayments on 2011 VML credit facility	—	—	(820,188)	—	(820,188)
Repayments on 2012 Singapore credit facility	—	—	(51,001)	—	(51,001)
Repayments on airplane financings	(2,766)	—	—	—	(2,766)
Repayments on HVAC equipment lease and other long-term debt	—	(1,342)	(1,532)	—	(2,874)
Payments of deferred financing costs	—	—	(11,745)	—	(11,745)
Net cash used in financing activities	(1,683,927)	(2,372,194)	(2,697,174)	3,819,989	(2,933,306)
Effect of exchange rate on cash	—	—	(44,948)	—	(44,948)
Decrease in cash and cash equivalents	(57,384)	(86,407)	(1,507,062)	—	(1,650,853)
Cash and cash equivalents at beginning of period	114,125	345,399	3,046,795	—	3,506,319
Cash and cash equivalents at end of period	$56,741	$258,992	$1,539,733	$—	$1,855,466

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
We own and operate The Venetian Macao, which anchors the Cotai Strip, our master-planned development of integrated resort properties on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 376,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 925,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet. Approximately 81.3% and 85.7% of the gross revenue at The Venetian Macao for the nine months ended September 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived from room, mall, food and beverage and other non-gaming sources.
We own the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao and Four Seasons Macao (which is further described below). The Sands Cotai Central opened in phases, beginning in April 2012. The property currently features three hotel towers: the first hotel tower, consisting of approximately 600 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; and the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand. Within Sands Cotai Central, we also own and currently operate approximately 370,000 square feet of gaming space, approximately 350,000 square feet of meeting space and approximately 330,000 square feet of retail space, as well as entertainment and dining facilities. We are constructing the remaining phase of the project, which will include a fourth hotel and mixed-use tower under the St. Regis brand that is expected to open at the end of 2015, subject to Macao government approval. The total cost to complete the remaining phase of the project is expected to be approximately $290 million. Upon completion of the project, the integrated resort will feature approximately 370,000 square feet of gaming space, approximately 800,000 square feet of retail, dining and entertainment space, over 550,000 square feet of meeting facilities and a multipurpose theater. As of September 30, 2015, we have capitalized costs of $4.80 billion for the entire project, including the land premium (net of amortization) and $79.1 million in outstanding construction payables. Approximately 80.9% and 84.8% of the gross revenue at Sands Cotai Central for the nine months ended September 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

We own the Four Seasons Macao, which is adjacent and connected to The Venetian Macao. The Four Seasons Macao is an integrated resort that includes 360 rooms and suites under the Four Seasons brand and features 19 Paiza mansions; approximately 105,000 square feet of gaming space; retail space of approximately 258,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities operated by us. This integrated resort will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the tower and are advancing our plans to monetize units within the Four Seasons Apartments. Approximately 74.1% and 83.8% of the gross revenue at the Four Seasons Macao for the nine months ended September 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.
We own and operate the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao includes approximately 241,000 square feet of gaming space; a 289-suite hotel tower; several restaurants; VIP facilities; a theater and other high-end services and amenities. Approximately 92.9% and 94.1% of the gross revenue at the Sands Macao for the nine months ended September 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.
Singapore
We own and operate the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, theaters and a landmark iconic structure at the bay-front promenade that contains an art/science museum. Approximately 74.7% and 75.0% of the gross revenue at the Marina Bay Sands for the nine months ended September 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.
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
Approximately 72.3% and 68.0% of gross revenue at our Las Vegas Operating Properties for the nine months ended September 30, 2015 and 2014, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a 300-room hotel tower; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. We own 86% of the economic interest in the gaming, hotel and entertainment portion of the property through our ownership interest in Sands Bethworks Gaming LLC and more than 35% of the economic interest in the retail portion of the property through our ownership interest in Sands Bethworks Retail LLC. Approximately 88.5% and 88.3% of the gross revenue at Sands Bethlehem for the nine months ended

September 30, 2015 and 2014, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
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
There were no newly identified significant accounting estimates during the nine months ended September 30, 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our 2014 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change
	(Dollars in thousands)
Net revenues	$2,893,683	$3,533,122	(18.1)%	$8,826,726	$11,167,856	(21.0)%
Operating expenses	2,154,614	2,561,701	(15.9)%	6,687,232	8,091,150	(17.4)%
Operating income	739,069	971,421	(23.9)%	2,139,494	3,076,706	(30.5)%
Income before income taxes	690,540	908,368	(24.0)%	1,984,663	2,864,010	(30.7)%
Net income	618,193	860,499	(28.2)%	1,810,722	2,710,071	(33.2)%
Net income attributable to Las Vegas Sands Corp.	519,358	671,705	(22.7)%	1,500,454	2,119,324	(29.2)%

	Percent of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses	74.5%	72.5%	75.8%	72.5%
Operating income	25.5%	27.5%	24.2%	27.5%
Income before income taxes	23.9%	25.7%	22.5%	25.6%
Net income	21.4%	24.4%	20.5%	24.3%
Net income attributable to Las Vegas Sands Corp.	17.9%	19.0%	17.0%	19.0%

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our current mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.6%, 21.3%, 22.5%, 18.6% and 26.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.7%, 3.5%, 5.9%, 3.6% and 4.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 23.8% and 32.4%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2015.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our current mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 18.0%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 68.5% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2015, was conducted on a credit basis, while our table games play at Sands Bethlehem was primarily conducted on a cash basis.
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
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$2,242,571	$2,897,084	(22.6)%
Rooms	379,878	386,867	(1.8)%
Food and beverage	188,073	185,821	1.2%
Mall	140,556	150,728	(6.7)%
Convention, retail and other	129,761	128,458	1.0%
	3,080,839	3,748,958	(17.8)%
Less — promotional allowances	(187,156)	(215,836)	13.3%
Total net revenues	$2,893,683	$3,533,122	(18.1)%
Consolidated net revenues were $2.89 billion for the three months ended September 30, 2015, a decrease of $639.4 million compared to $3.53 billion for the three months ended September 30, 2014. The decrease in net revenues was driven by a $680.0 million decrease at our Macao operating properties, primarily due to decreased casino revenues.

Casino revenues decreased $654.5 million compared to the three months ended September 30, 2014. The decrease is primarily attributable to decreases of $644.7 million at our Macao operating properties, driven by decreases in Rolling Chip volume as demand has decreased in the VIP market. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$590,022	$817,850	(27.9)%
Non-Rolling Chip drop	$1,741,478	$2,208,079	(21.1)%
Non-Rolling Chip win percentage	23.4%	24.7%	(1.3) pts
Rolling Chip volume	$6,876,423	$10,127,568	(32.1)%
Rolling Chip win percentage	3.08%	3.13%	(0.05) pts
Slot handle	$1,047,762	$1,440,921	(27.3)%
Slot hold percentage	4.8%	4.6%	0.2 pts
Sands Cotai Central
Total casino revenues	$475,066	$727,284	(34.7)%
Non-Rolling Chip drop	$1,458,718	$1,891,161	(22.9)%
Non-Rolling Chip win percentage	21.9%	22.4%	(0.5) pts
Rolling Chip volume	$4,640,516	$10,567,167	(56.1)%
Rolling Chip win percentage	3.54%	3.48%	0.06 pts
Slot handle	$1,503,592	$2,025,051	(25.8)%
Slot hold percentage	3.7%	3.4%	0.3 pts
Four Seasons Macao
Total casino revenues	$129,574	$221,425	(41.5)%
Non-Rolling Chip drop	$280,917	$320,416	(12.3)%
Non-Rolling Chip win percentage	25.4%	25.2%	0.2 pts
Rolling Chip volume	$2,821,734	$6,236,875	(54.8)%
Rolling Chip win percentage	3.13%	3.45%	(0.32) pts
Slot handle	$111,775	$214,559	(47.9)%
Slot hold percentage	7.3%	4.6%	2.7 pts
Sands Macao
Total casino revenues	$200,826	$273,647	(26.6)%
Non-Rolling Chip drop	$759,731	$884,648	(14.1)%
Non-Rolling Chip win percentage	17.2%	19.1%	(1.9) pts
Rolling Chip volume	$2,058,074	$4,318,491	(52.3)%
Rolling Chip win percentage	3.57%	2.76%	0.81 pts
Slot handle	$710,204	$833,400	(14.8)%
Slot hold percentage	3.7%	3.6%	0.1 pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$584,904	$573,521	2.0%
Non-Rolling Chip drop	$1,071,702	$1,137,411	(5.8)%
Non-Rolling Chip win percentage	27.0%	25.6%	1.4 pts
Rolling Chip volume	$11,436,362	$9,121,848	25.4%
Rolling Chip win percentage	2.61%	2.64%	(0.03) pts
Slot handle	$3,409,324	$3,126,527	9.0%
Slot hold percentage	4.4%	4.9%	(0.5) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$127,868	$165,069	(22.5)%
Table games drop	$607,920	$632,924	(4.0)%
Table games win percentage	16.9%	24.1%	(7.2) pts
Slot handle	$593,687	$573,108	3.6%
Slot hold percentage	8.2%	8.3%	(0.1) pts
Sands Bethlehem
Total casino revenues	$134,311	$118,288	13.5%
Table games drop	$290,688	$274,565	5.9%
Table games win percentage	18.7%	16.2%	2.5 pts
Slot handle	$1,114,570	$1,038,026	7.4%
Slot hold percentage	7.0%	6.9%	0.1 pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $7.0 million compared to the three months ended September 30, 2014. The decrease is primarily due to a decrease of $26.8 million at our Macao operating properties, driven by decreases in occupancy and average daily room rates, offset by an increase of $22.4 million at our Las Vegas Operating Properties, driven by increases in occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2015	2014	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$53,611	$66,634	(19.5)%
Occupancy rate	84.5%	93.3%	(8.8) pts
Average daily room rate	$239	$269	(11.2)%
Revenue per available room	$202	$251	(19.5)%
Sands Cotai Central
Total room revenues	$68,728	$81,780	(16.0)%
Occupancy rate	86.5%	89.5%	(3.0) pts
Average daily room rate	$152	$176	(13.6)%
Revenue per available room	$131	$157	(16.6)%
Four Seasons Macao
Total room revenues	$10,872	$11,943	(9.0)%
Occupancy rate	86.5%	88.3%	(1.8) pts
Average daily room rate	$363	$391	(7.2)%
Revenue per available room	$314	$345	(9.0)%
Sands Macao
Total room revenues	$5,956	$5,657	5.3%
Occupancy rate	99.8%	99.4%	0.4 pts
Average daily room rate	$226	$219	3.2%
Revenue per available room	$226	$218	3.7%
Singapore Operations:
Marina Bay Sands
Total room revenues	$98,660	$101,640	(2.9)%
Occupancy rate	98.0%	99.4%	(1.4) pts
Average daily room rate	$432	$468	(7.7)%
Revenue per available room	$423	$465	(9.0)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$138,042	$115,619	19.4%
Occupancy rate	96.0%	91.9%	4.1 pts
Average daily room rate	$222	$204	8.8%
Revenue per available room	$213	$187	13.9%
Sands Bethlehem
Total room revenues	$4,009	$3,594	11.5%
Occupancy rate	96.8%	89.4%	7.4 pts
Average daily room rate	$151	$145	4.1%
Revenue per available room	$146	$130	12.3%
Food and beverage revenues increased $2.3 million compared to the three months ended September 30, 2014. The increase was primarily due to increases of $17.5 million and $3.2 million at our Las Vegas Operating Properties and at Marina Bay Sands, respectively, partially offset by a decrease of $18.8 million at our Macao operating properties, driven by a decrease in property visitation.
Mall revenues decreased $10.2 million compared to the three months ended September 30, 2014. The decrease was primarily due to a $6.9 million decrease at our Macao operating properties, driven by a decrease in overage rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2015	2014	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$50,170	$50,811	(1.3)%
Mall gross leasable area (in square feet)	779,459	756,261	3.1%
Occupancy	97.7%	95.6%	2.1 pts
Base rent per square foot	$217	$199	9.0%
Tenant sales per square foot	$1,540	$1,579	(2.5)%
Shoppes at Cotai Central(1)
Total mall revenues	$15,644	$17,619	(11.2)%
Mall gross leasable area (in square feet)	331,587	329,228	0.7%
Occupancy	97.9%	97.9%	—
Base rent per square foot	$149	$134	11.2%
Tenant sales per square foot	$938	$1,472	(36.3)%
Shoppes at Four Seasons
Total mall revenues	$31,956	$36,272	(11.9)%
Mall gross leasable area (in square feet)	258,015	258,254	(0.1)%
Occupancy	100.0%	97.9%	2.1 pts
Base rent per square foot	$451	$419	7.6%
Tenant sales per square foot	$3,858	$5,810	(33.6)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$41,542	$44,822	(7.3)%
Mall gross leasable area (in square feet)	644,590	648,618	(0.6)%
Occupancy	95.5%	91.7%	3.8 pts
Base rent per square foot	$216	$227	(4.8)%
Tenant sales per square foot	$1,383	$1,423	(2.8)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1,244	$1,204	3.3%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	95.1%	94.3%	0.8 pts
Base rent per square foot	$21	$22	(4.5)%
Tenant sales per square foot	$429	$359	19.5%
__________________________

(1)	The third phase of the Shoppes at Cotai Central opened in June 2014. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$1,249,861	$1,634,960	(23.6)%
Rooms	67,360	66,301	1.6%
Food and beverage	99,956	95,749	4.4%
Mall	14,739	18,032	(18.3)%
Convention, retail and other	67,418	68,833	(2.1)%
Provision for doubtful accounts	32,757	31,103	5.3%
General and administrative	314,117	341,501	(8.0)%
Corporate	37,488	42,704	(12.2)%
Pre-opening	9,627	(2,414)	N.M.
Development	3,147	3,043	3.4%
Depreciation and amortization	247,698	251,002	(1.3)%
Amortization of leasehold interests in land	9,737	10,086	(3.5)%
Loss on disposal of assets	709	801	(11.5)%
Total operating expenses	$2,154,614	$2,561,701	(15.9)%
______________
N.M. - Not meaningful

Operating expenses were $2.15 billion for the three months ended September 30, 2015, a decrease of $407.1 million compared to $2.56 billion for the three months ended September 30, 2014. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $385.1 million compared to the three months ended September 30, 2014. Of the decrease, $314.3 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the implementation of certain cost control measures at our Macao operating properties.
The provision for doubtful accounts was $32.8 million for the three months ended September 30, 2015, compared to $31.1 million for the three months ended September 30, 2014. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $27.4 million compared to the three months ended September 30, 2014. The decrease was primarily due to a $26.4 million decrease at our Macao operating properties, driven by a decrease in marketing and advertising expenses, as well as other cost control measures.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2015, primarily related to activities at The Parisian Macao and Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

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

	Three Months Ended September 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$256,381	$352,735	(27.3)%
Sands Cotai Central	170,457	267,031	(36.2)%
Four Seasons Macao	58,785	101,184	(41.9)%
Sands Macao	51,132	88,099	(42.0)%
Other Asia	8,427	3,130	169.2%
	545,182	812,179	(32.9)%
Marina Bay Sands	389,717	351,687	10.8%
United States:
Las Vegas Operating Properties	79,790	90,183	(11.5)%
Sands Bethlehem	37,530	29,846	25.7%
	117,320	120,029	(2.3)%
Total adjusted property EBITDA	$1,052,219	$1,283,895	(18.0)%

Adjusted property EBITDA at our Macao operations decreased $267.0 million compared to the three months ended September 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations at our Macao operating properties, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands increased $38.0 million compared to the three months ended September 30, 2014. The increase was primarily due to a $15.2 million increase in net revenues, driven by an increase in casino revenues, as well as a $9.1 million decrease in general and administrative expenses, driven by a decrease in property taxes, and a $6.7 million decrease in provision for doubtful accounts.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $10.4 million compared to the three months ended September 30, 2014. The decrease was primarily due to an $8.1 million increase in general and administrative expenses, as well as increased operating expenses, driven by a $3.8 million increase in net revenues (excluding intersegment royalty revenue).
Adjusted property EBITDA at Sands Bethlehem increased $7.7 million compared to the three months ended September 30, 2014. The increase was primarily due to a $16.7 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$70,314	$65,917
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,796	3,798
Less — capitalized interest	(7,148)	(2,936)
Interest expense, net	$66,962	$66,779
Cash paid for interest	$50,993	$53,500
Weighted average total debt balance	$9,264,287	$9,814,146
Weighted average interest rate	3.0%	2.7%
Interest cost remained relatively consistent compared to the three months ended September 30, 2014, due to an increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balance. Capitalized interest increased $4.2 million compared to the three months ended September 30, 2014, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $16.3 million for the three months ended September 30, 2015, compared to $0.1 million for the three months ended September 30, 2014. The amounts in both periods were primarily due to foreign exchange gains.
Our effective income tax rate was 10.5% for the three months ended September 30, 2015, compared to 5.3% for the three months ended September 30, 2014. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $98.8 million for the three months ended September 30, 2015, compared to $188.8 million for the three months ended September 30, 2014. These amounts are primarily related to the noncontrolling interest of SCL.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$6,920,757	$9,281,959	(25.4)%
Rooms	1,102,550	1,162,205	(5.1)%
Food and beverage	555,902	582,804	(4.6)%
Mall	403,652	378,832	6.6%
Convention, retail and other	389,412	391,663	(0.6)%
	9,372,273	11,797,463	(20.6)%
Less — promotional allowances	(545,547)	(629,607)	13.4%
Total net revenues	$8,826,726	$11,167,856	(21.0)%
Consolidated net revenues were $8.83 billion for the nine months ended September 30, 2015, a decrease of $2.34 billion compared to $11.17 billion for the nine months ended September 30, 2014. The decrease in net revenues was driven by a $2.25 billion decrease at our Macao operating properties, primarily due to decreased casino revenues.

Casino revenues decreased $2.36 billion compared to the nine months ended September 30, 2014. The decrease is primarily attributable to a $2.23 billion decrease at our Macao operating properties, driven by a decrease in Rolling Chip volume as demand has decreased in the VIP market, and a $117.9 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,900,537	$2,821,078	(32.6)%
Non-Rolling Chip drop	$5,286,484	$6,853,227	(22.9)%
Non-Rolling Chip win percentage	24.8%	25.5%	(0.7) pts
Rolling Chip volume	$23,027,366	$37,772,723	(39.0)%
Rolling Chip win percentage	2.99%	3.38%	(0.39) pts
Slot handle	$3,083,471	$4,239,171	(27.3)%
Slot hold percentage	4.9%	4.9%	—
Sands Cotai Central
Total casino revenues	$1,452,450	$2,190,377	(33.7)%
Non-Rolling Chip drop	$4,566,377	$5,573,482	(18.1)%
Non-Rolling Chip win percentage	21.6%	22.3%	(0.7) pts
Rolling Chip volume	$15,550,062	$38,476,839	(59.6)%
Rolling Chip win percentage	3.20%	3.05%	0.15 pts
Slot handle	$4,647,973	$5,813,197	(20.0)%
Slot hold percentage	3.5%	3.5%	—
Four Seasons Macao
Total casino revenues	$421,973	$759,304	(44.4)%
Non-Rolling Chip drop	$786,633	$1,039,009	(24.3)%
Non-Rolling Chip win percentage	23.5%	25.1%	(1.6) pts
Rolling Chip volume	$10,965,061	$21,078,466	(48.0)%
Rolling Chip win percentage	3.19%	3.43%	(0.24) pts
Slot handle	$372,531	$674,754	(44.8)%
Slot hold percentage	6.0%	5.0%	1.0 pts
Sands Macao
Total casino revenues	$655,597	$887,226	(26.1)%
Non-Rolling Chip drop	$2,318,752	$3,057,842	(24.2)%
Non-Rolling Chip win percentage	18.8%	18.1%	0.7 pts
Rolling Chip volume	$6,912,471	$14,350,550	(51.8)%
Rolling Chip win percentage	3.43%	2.84%	0.59 pts
Slot handle	$2,075,882	$2,469,042	(15.9)%
Slot hold percentage	3.6%	3.7%	(0.1) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,782,484	$1,900,401	(6.2)%
Non-Rolling Chip drop	$3,228,081	$3,401,023	(5.1)%
Non-Rolling Chip win percentage	26.6%	24.6%	2.0 pts
Rolling Chip volume	$31,032,149	$32,509,839	(4.5)%
Rolling Chip win percentage	2.92%	3.21%	(0.29) pts
Slot handle	$9,555,428	$9,243,219	3.4%
Slot hold percentage	4.5%	4.9%	(0.4) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$326,158	$379,177	(14.0)%
Table games drop	$1,607,516	$1,591,423	1.0%
Table games win percentage	15.1%	20.2%	(5.1) pts
Slot handle	$1,730,567	$1,529,893	13.1%
Slot hold percentage	8.1%	8.4%	(0.3) pts
Sands Bethlehem
Total casino revenues	$381,558	$344,396	10.8%
Table games drop	$841,048	$782,766	7.4%
Table games win percentage	17.8%	16.1%	1.7 pts
Slot handle	$3,211,136	$3,004,831	6.9%
Slot hold percentage	7.0%	7.0%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $59.7 million compared to the nine months ended September 30, 2014. The decrease is primarily due to decreases of $64.9 million at our Macao operating properties and $20.9 million at Marina Bay Sands, driven by decreased occupancy and average daily room rates, partially offset by a $24.6 million increase at our Las Vegas Operating Properties, driven by increased occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2015	2014	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$164,165	$193,186	(15.0)%
Occupancy rate	84.2%	92.2%	(8.0) pts
Average daily room rate	$249	$266	(6.4)%
Revenue per available room	$210	$246	(14.6)%
Sands Cotai Central
Total room revenues	$203,963	$234,470	(13.0)%
Occupancy rate	82.3%	87.7%	(5.4) pts
Average daily room rate	$160	$174	(8.0)%
Revenue per available room	$131	$153	(14.4)%
Four Seasons Macao
Total room revenues	$32,447	$36,614	(11.4)%
Occupancy rate	82.4%	87.1%	(4.7) pts
Average daily room rate	$384	$410	(6.3)%
Revenue per available room	$316	$357	(11.5)%
Sands Macao
Total room revenues	$17,251	$18,457	(6.5)%
Occupancy rate	99.3%	98.2%	1.1 pts
Average daily room rate	$224	$242	(7.4)%
Revenue per available room	$222	$238	(6.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$270,983	$291,847	(7.1)%
Occupancy rate	96.2%	99.3%	(3.1) pts
Average daily room rate	$408	$435	(6.2)%
Revenue per available room	$393	$431	(8.8)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$402,490	$377,849	6.5%
Occupancy rate	91.7%	90.3%	1.4 pts
Average daily room rate	$232	$222	4.5%
Revenue per available room	$212	$201	5.5%
Sands Bethlehem
Total room revenues	$11,251	$9,782	15.0%
Occupancy rate	91.1%	81.9%	9.2 pts
Average daily room rate	$151	$145	4.1%
Revenue per available room	$137	$119	15.1%
Food and beverage revenues decreased $26.9 million compared to the nine months ended September 30, 2014. The decrease was primarily due to a $42.0 million decrease at our Macao operating properties, driven by a decrease in property visitation, partially offset by a $17.1 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.
Mall revenues increased $24.8 million compared to the nine months ended September 30, 2014. The increase was primarily due to a $26.5 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2015	2014	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$142,680	$130,943	9.0%
Mall gross leasable area (in square feet)	779,459	756,261	3.1%
Occupancy	97.7%	95.6%	2.1 pts
Base rent per square foot	$217	$199	9.0%
Tenant sales per square foot	$1,540	$1,579	(2.5)%
Shoppes at Cotai Central(2)
Total mall revenues	$43,678	$37,515	16.4%
Mall gross leasable area (in square feet)	331,587	329,228	0.7%
Occupancy	97.9%	97.9%	—
Base rent per square foot	$149	$134	11.2%
Tenant sales per square foot	$938	$1,472	(36.3)%
Shoppes at Four Seasons
Total mall revenues	$92,759	$84,113	10.3%
Mall gross leasable area (in square feet)	258,015	258,254	(0.1)%
Occupancy	100.0%	97.9%	2.1 pts
Base rent per square foot	$451	$419	7.6%
Tenant sales per square foot	$3,858	$5,810	(33.6)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$121,760	$123,602	(1.5)%
Mall gross leasable area (in square feet)	644,590	648,618	(0.6)%
Occupancy	95.5%	91.7%	3.8 pts
Base rent per square foot	$216	$227	(4.8)%
Tenant sales per square foot	$1,383	$1,423	(2.8)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$2,775	$2,659	4.4%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	95.1%	94.3%	0.8 pts
Base rent per square foot	$21	$22	(4.5)%
Tenant sales per square foot	$429	$359	19.5%
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2015 and 2014, they are identical to the summary presented herein for the three months ended September 30, 2015 and 2014, respectively.

(2)	The third phase of the Shoppes at Cotai Central opened in June 2014. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses
The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Casino	$3,900,258	$5,192,809	(24.9)%
Rooms	197,991	194,682	1.7%
Food and beverage	295,740	291,746	1.4%
Mall	45,217	53,104	(14.9)%
Convention, retail and other	205,640	233,965	(12.1)%
Provision for doubtful accounts	126,163	142,690	(11.6)%
General and administrative	954,197	1,005,532	(5.1)%
Corporate	127,276	138,504	(8.1)%
Pre-opening	29,860	18,027	65.6%
Development	7,028	8,952	(21.5)%
Depreciation and amortization	750,212	776,065	(3.3)%
Amortization of leasehold interests in land	29,060	30,152	(3.6)%
Loss on disposal of assets	18,590	4,922	277.7%
Total operating expenses	$6,687,232	$8,091,150	(17.4)%
Operating expenses were $6.69 billion for the nine months ended September 30, 2015, a decrease of $1.40 billion compared to $8.09 billion for the nine months ended September 30, 2014. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $1.29 billion compared to the nine months ended September 30, 2014. Of the decrease, $1.10 billion was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the implementation of certain cost control measures at our Macao operating properties.
Convention, retail and other expenses decreased $28.3 million compared to the nine months ended September 30, 2014. The decrease was primarily due to decreases of $10.5 million and $6.9 million at our Las Vegas Operating Properties and our Macao operating properties, respectively, driven by a decrease in entertainment expenses, and a $9.8 million decrease in our passenger ferry service operations in Macao.
The provision for doubtful accounts was $126.2 million for the nine months ended September 30, 2015, compared to $142.7 million for the nine months ended September 30, 2014. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $51.3 million compared to the nine months ended September 30, 2014. The decrease was primarily due to a $27.2 million decrease at our Macao operating properties, driven by a decrease in marketing and advertising expenses, and a $25.8 million decrease at Marina Bay Sands, driven by a decrease in property taxes.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2015, primarily related to activities at The Parisian Macao and at Sands Cotai Central. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
The loss on disposal of assets of $18.6 million for the nine months ended September 30, 2015, primarily related to dispositions at our Macao operating properties.

Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2015	2014	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$781,313	$1,224,876	(36.2)%
Sands Cotai Central	490,577	781,210	(37.2)%
Four Seasons Macao	177,591	282,179	(37.1)%
Sands Macao	174,794	261,856	(33.2)%
Other Asia	16,780	1,248	N.M.
	1,641,055	2,551,369	(35.7)%
Marina Bay Sands	1,168,243	1,204,626	(3.0)%
United States:
Las Vegas Operating Properties	208,065	235,950	(11.8)%
Sands Bethlehem	101,522	84,292	20.4%
	309,587	320,242	(3.3)%
Total adjusted property EBITDA	$3,118,885	$4,076,237	(23.5)%
______________
N.M. - Not meaningful

Adjusted property EBITDA at our Macao operations decreased $910.3 million compared to the nine months ended September 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations at our Macao operating properties, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $36.4 million compared to the nine months ended September 30, 2014. As previously described, the decrease was primarily due to the decrease in casino operations.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $27.9 million compared to the nine months ended September 30, 2014. The decrease was primarily due to a $53.0 million decrease in casino revenues, offset by increases in our non-gaming operations, primarily rooms and food and beverage.
Adjusted property EBITDA at Sands Bethlehem increased $17.2 million compared to the nine months ended September 30, 2014. The increase was primarily due to a $38.6 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$204,435	$202,287
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11,392	11,392
Less — capitalized interest	(16,809)	(6,184)
Interest expense, net	$199,018	$207,495
Cash paid for interest	$169,469	$167,246
Weighted average total debt balance	$9,510,947	$10,000,850
Weighted average interest rate	2.9%	2.7%

Interest cost decreased $2.1 million compared to the nine months ended September 30, 2014, resulting from a decrease in our weighted average debt balance, partially offset by a slight increase in our weighted average interest rate. Capitalized interest increased $10.6 million compared to the nine months ended September 30, 2014, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $31.6 million for the nine months ended September 30, 2015, compared to other expense of $2.4 million for the nine months ended September 30, 2014. The amounts in both periods were primarily due to foreign exchange gains and losses.
The loss on modification or early retirement of debt of $19.9 million for the nine months ended September 30, 2014, was primarily related to the refinancing of our 2011 VML Credit Facility in March 2014.
Our effective income tax rate was 8.8% for the nine months ended September 30, 2015, compared to 5.4% for the nine months ended September 30, 2014. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made.
The net income attributable to our noncontrolling interests was $310.3 million for the nine months ended September 30, 2015, compared to $590.7 million for the nine months ended September 30, 2014. These amounts are primarily related to the noncontrolling interest of SCL.
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
Our malls are designed to complement our other unique amenities and service offerings provided by our integrated resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents, and reimbursements for common area maintenance (“CAM”) and other expenditures.

The following tables summarize the results of our mall operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended September 30, 2015
Mall revenues:
Minimum rents(2)	$37,864	$27,544	$10,846	$30,922	$425	$107,601
Overage rents	4,909	2,129	1,606	4,260	819	13,723
CAM, levies and direct recoveries	7,397	2,283	3,192	6,360	—	19,232
Total mall revenues	50,170	31,956	15,644	41,542	1,244	140,556
Mall operating expenses:
Common area maintenance	4,032	1,498	1,692	2,217	205	9,644
Marketing and other direct operating expenses	1,227	382	348	2,958	180	5,095
Mall operating expenses	5,259	1,880	2,040	5,175	385	14,739
Property taxes	—	—	—	1,163	329	1,492
Provision for (recovery of) doubtful accounts	76	36	(13)	187	—	286
Mall-related expenses(3)	$5,335	$1,916	$2,027	$6,525	$714	$16,517
For the three months ended September 30, 2014
Mall revenues:
Minimum rents(2)	$32,793	$23,512	$9,696	$31,497	$396	$97,894
Overage rents	11,111	10,772	4,873	4,844	808	32,408
CAM, levies and direct recoveries	6,907	1,988	3,050	8,481	—	20,426
Total mall revenues	50,811	36,272	17,619	44,822	1,204	150,728
Mall operating expenses:
Common area maintenance	4,538	1,599	1,816	6,352	307	14,612
Marketing and other direct operating expenses	1,334	215	356	1,412	103	3,420
Mall operating expenses	5,872	1,814	2,172	7,764	410	18,032
Property taxes	—	—	—	1,778	313	2,091
Provision for (recovery of) doubtful accounts	(68)	47	1	218	—	198
Mall-related expenses(3)	5,804	1,861	2,173	9,760	723	20,321

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the nine months ended September 30, 2015
Mall revenues:
Minimum rents(2)	$111,679	$81,893	$31,378	$91,267	$1,099	$317,316
Overage rents	9,062	3,983	2,693	10,328	1,676	27,742
CAM, levies and direct recoveries	21,939	6,883	9,607	20,165	—	58,594
Total mall revenues	142,680	92,759	43,678	121,760	2,775	403,652
Mall operating expenses:
Common area maintenance	11,454	4,372	4,879	14,089	724	35,518
Marketing and other direct operating expenses	4,047	947	1,337	2,944	424	9,699
Mall operating expenses	15,501	5,319	6,216	17,033	1,148	45,217
Property taxes	—	—	—	3,393	975	4,368
Provision for (recovery of) doubtful accounts	125	(47)	321	171	—	570
Mall-related expenses(3)	$15,626	$5,272	$6,537	$20,597	$2,123	$50,155
For the nine months ended September 30, 2014
Mall revenues:
Minimum rents(2)	$95,581	$63,894	$22,005	$90,747	$1,135	$273,362
Overage rents	15,196	14,610	7,526	10,440	1,524	49,296
CAM, levies and direct recoveries	20,166	5,609	7,984	22,415	—	56,174
Total mall revenues	130,943	84,113	37,515	123,602	2,659	378,832
Mall operating expenses:
Common area maintenance	13,242	4,316	4,786	18,624	939	41,907
Marketing and other direct operating expenses	5,144	1,017	1,030	3,624	382	11,197
Mall operating expenses	18,386	5,333	5,816	22,248	1,321	53,104
Property taxes(4)	(1,488)	—	—	5,297	887	4,696
Provision for (recovery of) doubtful accounts	199	159	(20)	990	—	1,328
Mall-related expenses(3)	17,097	5,492	5,796	28,535	2,208	59,128
____________________

(1)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

(3)
Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for (recovery of) doubtful accounts, but excludes depreciation and amortization and general and administrative costs.

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
Development Projects
Macao
We submitted plans to the Macao government for The Parisian Macao, an integrated resort that will be connected to The Venetian Macao and Four Seasons Macao. The Parisian Macao is intended to include a gaming area (to be operated under our gaming subconcession), a hotel with over 3,000 rooms and suites and retail, entertainment, dining and meeting facilities. We have commenced construction and expect the cost to design, develop and construct The Parisian Macao to be approximately $2.7 billion, inclusive of payments made for the land premium. As with projects of this nature, we will continue to analyze options for both a full and phased opening of the facility, which is anticipated to open in the second half of 2016, subject to Macao government approval. We have capitalized costs of $1.39 billion, including the land premium (net of amortization) and $161.5 million in outstanding construction payables, as of September 30, 2015. In addition, we will be completing the development of some public areas surrounding our Cotai Strip properties on behalf of the Macao government.
As of September 30, 2015, we have capitalized an aggregate of $10.81 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concession for The Parisian Macao, we are required to complete the development by April 2016. The land concession for Sands Cotai Central contains a similar requirement that the development be completed by December 2016. We have applied for an extension from the Macao government to complete The Parisian Macao, as we believe we will be unable to meet the April 2016 deadline. Should we determine that we are unable to complete Sands Cotai Central by December 2016, we would then also expect to apply for another extension from the Macao government. If we are unable to meet the Sands Cotai Central deadline and the deadlines for either development are not extended, we could lose our land concessions for The Parisian Macao or Sands Cotai Central, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of the $1.39 billion or $4.80 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2015, related to The Parisian Macao and Sands Cotai Central, respectively.
United States
We were constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of September 30, 2015.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash generated from operating activities	$2,440,486	$3,617,496
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(941)	313
Capital expenditures	(1,112,967)	(793,114)
Proceeds from disposal of property and equipment	823	1,580
Net cash used in investing activities	(1,113,085)	(791,221)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,309	48,443
Excess tax benefits from stock-based compensation	2,345	—
Repurchase of common stock	(138,418)	(1,439,231)
Dividends paid	(2,174,223)	(1,986,378)
Distributions to noncontrolling interests	(10,148)	(7,165)
Proceeds from long-term debt	1,759,277	2,247,725
Repayments on long-term debt	(2,373,703)	(2,051,878)
Payments of deferred financing costs	(11,745)	(88,167)
Net cash used in financing activities	(2,933,306)	(3,276,651)
Effect of exchange rate on cash	(44,948)	(2,929)
Decrease in cash and cash equivalents	$(1,650,853)	$(453,305)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2015, decreased $1.18 billion compared to the nine months ended September 30, 2014. The decrease was primarily attributable to the decrease in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2015, totaled $1.11 billion, including $938.4 million for construction and development activities in Macao, which consisted primarily of $519.8 million for The Parisian Macao and $333.4 million for Sands Cotai Central; $96.7 million in Singapore; $55.0 million at our Las Vegas Operating Properties; and $22.9 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.93 billion for the nine months ended September 30, 2015, which was primarily attributable to $2.17 billion in dividend payments and a net repayment of $736.9 million on our 2013 U.S Credit Facility, partially offset by net proceeds of $179.1 million on our 2011 VML Credit Facility.
As of September 30, 2015, we had $3.30 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.
Capital Financing Overview
Through September 30, 2015, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.

Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, which was amended in March 2014, also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.5x for the quarterly period ended September 30, 2015, decreases to 4.0x for the quarterly periods ending December 31, 2015 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility, which was amended in August 2014, requires operations of Marina Bay Sands to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending September 30, 2015 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of September 30, 2015, our U.S., Macao and Singapore leverage ratios were 0.8x, 1.4x and 2.1x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $1.86 billion and restricted cash and cash equivalents of approximately $7.5 million as of September 30, 2015, of which approximately $1.49 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.49 billion, approximately $1.18 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In April 2015, we entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”). During the nine months ended September 30, 2015, we made net repayments of $820.2 million and $720.0 million on our 2011 VML and 2013 U.S. Revolving Facilities, respectively.
On February 27 and July 15, 2015, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion). On March 31, June 30 and September 30, 2015, we paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2015, we recorded $1.56 billion as a distribution against retained earnings (of which $841.8 million related to our Principal Stockholder’s family and the remaining $713.4 million related to all other shareholders). In October 2015, our Board of Directors declared a quarterly dividend of $0.65 per common share (a total estimated to be approximately $517 million) to be paid on December 31, 2015, to shareholders of record on December 22, 2015. In October 2015, we announced that our Board of Directors increased the dividend for the 2016 calendar year to $2.88 per common share, or $0.72 per common share per quarter.
In June 2013, our Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expired in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2015, we repurchased 3,036,121 shares of our common stock for $145.0 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury stock.
Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2015, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the following:

•
proceeds of $999.3 million on our 2011 VML Accordion Term (which matures March 30, 2021, and requires quarterly payments commencing June 30, 2018, see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-term Debt — 2011 VML Credit Facility”);

•	repayments of $820.2 million on our Extended 2011 VML Revolving Facility (which would have matured in March 2020 with no interim amortization); and

•	net repayments of $720.0 million on our 2013 U.S. Revolving Facility (which would have matured in December 2018 with no interim amortization).
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt, which we may manage through the use of interest rate cap agreements. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of September 30, 2015, our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on September 30, 2015, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending September 30:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$90.6	$263.6	$495.4	$1,929.1	$3,780.4	$2,558.1	$9,117.2	$8,939.9
Average interest rate(2)	2.9%	2.1%	1.9%	2.1%	2.4%	3.0%	2.5%
ASSETS
Cap agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of September 30, 2015, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $82.2 million.

(3)	As of September 30, 2015, we had one interest rate cap agreement with a nominal aggregate fair value based on quoted market values from the institutions holding the agreement.
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

Foreign currency transaction gains for the nine months ended September 30, 2015, were $26.8 million primarily due to Singapore dollar denominated intercompany debt held in the U.S. and U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2015, an assumed 10% change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $30.5 million and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $12.6 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations. As of September 30, 2015, we did not hedge our exposure to foreign currencies. In October 2015, we entered into several forward foreign currency exchange contracts in an effort to manage our foreign currency exposure.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Accounting Officer (Principal Financial Officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2015, and have concluded that they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
July 1, 2015 — July 31, 2015	—	$—	—	$1,700,026
August 1, 2015 — August 31, 2015	945,924	$47.79	945,924	$1,654,817
September 1, 2015 — September 30, 2015	802,660	$43.34	802,660	$1,620,027
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

ITEM 5 — OTHER INFORMATION
As previously disclosed, Michael Quartieri resigned from his positions as the Company’s Senior Vice President and Chief Accounting Officer and as the Company’s principal financial officer, effective November 10, 2015.
On November 4, 2015, the Company and Mr. Quartieri entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which Mr. Quartieri will receive a prorated bonus for 2015, when, if and to the extent such bonuses are paid to like-situated executives qualifying for such bonuses. Any unvested stock options and restricted stock units previously granted to Mr. Quartieri will be canceled, effective November 10, 2015.
The foregoing description of certain provisions of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1	Separation Agreement and General Release, dated as of November 4, 2015, between Michael Quartieri and Las Vegas Sands Corp.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

November 5, 2015	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

November 5, 2015	By:	/s/ Michael A. Quartieri
Michael A. Quartieri Chief Accounting Officer (Principal Financial Officer)