Form 10-Q
period 2016-03-31
LAS VEGAS SANDS CORP
filed 2016-05-06
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2016
Common Stock ($0.001 par value)	794,718,776 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,695,643	$2,179,490
Restricted cash and cash equivalents	17,254	7,901
Accounts receivable, net	1,081,544	1,267,848
Inventories	43,174	42,573
Prepaid expenses and other	114,279	111,438
Total current assets	2,951,894	3,609,250
Property and equipment, net	15,909,760	15,731,638
Deferred income taxes, net	10,389	23,681
Leasehold interests in land, net	1,279,808	1,262,132
Intangible assets, net	68,260	71,586
Other assets, net	164,798	165,170
Total assets	$20,384,909	$20,863,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110,236	$110,408
Construction payables	344,081	364,136
Accrued interest payable	1,501	1,863
Other accrued liabilities	1,564,274	1,694,305
Income taxes payable	223,588	198,056
Current maturities of long-term debt	152,020	95,367
Total current liabilities	2,395,700	2,464,135
Other long-term liabilities	116,179	113,368
Deferred income taxes	207,548	201,734
Deferred proceeds from sale of The Shoppes at The Palazzo	268,237	268,427
Deferred gain on sale of The Grand Canal Shoppes	34,420	35,130
Deferred rent from mall sale transactions	113,625	113,995
Long-term debt	9,235,223	9,248,681
Total liabilities	12,370,932	12,445,470
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 830,126,543 and 830,051,259 shares issued, 794,720,594 and 794,645,310 shares outstanding	830	830
Treasury stock, at cost, 35,405,949 shares	(2,443,036)	(2,443,036)
Capital in excess of par value	6,496,469	6,484,843
Accumulated other comprehensive loss	(7,592)	(66,283)
Retained earnings	2,588,317	2,840,387
Total Las Vegas Sands Corp. stockholders’ equity	6,634,988	6,816,741
Noncontrolling interests	1,378,989	1,601,246
Total equity	8,013,977	8,417,987
Total liabilities and equity	$20,384,909	$20,863,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,082,196	$2,376,688
Rooms	366,300	371,413
Food and beverage	187,567	189,411
Mall	134,931	127,814
Convention, retail and other	123,552	134,137
	2,894,546	3,199,463
Less — promotional allowances	(178,306)	(187,841)
Net revenues	2,716,240	3,011,622
Operating expenses:
Casino	1,218,928	1,334,829
Rooms	65,350	65,791
Food and beverage	102,296	99,247
Mall	14,481	15,137
Convention, retail and other	58,533	68,257
Provision for doubtful accounts	45,397	57,350
General and administrative	299,200	324,478
Corporate	46,628	45,223
Pre-opening	8,609	9,579
Development	2,377	1,533
Depreciation and amortization	259,876	253,922
Amortization of leasehold interests in land	9,547	9,838
(Gain) loss on disposal of assets	(612)	15,323
	2,130,610	2,300,507
Operating income	585,630	711,115
Other income (expense):
Interest income	2,027	6,378
Interest expense, net of amounts capitalized	(68,648)	(66,255)
Other income (expense)	(47,071)	15,465
Income before income taxes	471,938	666,703
Income tax expense	(63,025)	(55,665)
Net income	408,913	611,038
Net income attributable to noncontrolling interests	(88,746)	(99,115)
Net income attributable to Las Vegas Sands Corp.	$320,167	$511,923
Earnings per share:
Basic	$0.40	$0.64
Diluted	$0.40	$0.64
Weighted average shares outstanding:
Basic	794,488,858	797,935,314
Diluted	795,032,018	798,877,040
Dividends declared per common share	$0.72	$0.65
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(In thousands) (Unaudited)
Net income	$408,913	$611,038
Currency translation adjustment, before and after tax	57,485	(82,299)
Total comprehensive income	466,398	528,739
Comprehensive income attributable to noncontrolling interests	(87,540)	(99,613)
Comprehensive income attributable to Las Vegas Sands Corp.	$378,858	$429,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2015	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
Net income	—	—	—	—	511,923	99,115	611,038
Currency translation adjustment	—	—	—	(82,797)	—	498	(82,299)
Exercise of stock options	1	—	5,024	—	—	1,113	6,138
Tax benefit from stock-based compensation	—	—	3,927	—	—	—	3,927
Stock-based compensation	—	—	11,540	—	—	833	12,373
Dividends declared	—	—	—	—	(519,141)	(308,083)	(827,224)
Distributions to noncontrolling interests	—	—	—	—	—	(3,652)	(3,652)
Balance at March 31, 2015	$830	$(2,237,952)	$6,449,253	$(6,696)	$2,938,628	$1,596,820	$8,740,883
Balance at January 1, 2016	$830	$(2,443,036)	$6,484,843	$(66,283)	$2,840,387	$1,601,246	$8,417,987
Net income	—	—	—	—	320,167	88,746	408,913
Currency translation adjustment	—	—	—	58,691	—	(1,206)	57,485
Exercise of stock options	—	—	881	—	—	598	1,479
Tax shortfall from stock-based compensation	—	—	(225)	—	—	—	(225)
Conversion of equity awards to liability awards	—	—	(771)	—	—	(328)	(1,099)
Stock-based compensation	—	—	11,741	—	—	1,499	13,240
Dividends declared	—	—	—	—	(572,237)	(308,138)	(880,375)
Distributions to noncontrolling interests	—	—	—	—	—	(3,428)	(3,428)
Balance at March 31, 2016	$830	$(2,443,036)	$6,496,469	$(7,592)	$2,588,317	$1,378,989	$8,013,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$408,913	$611,038
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	259,876	253,922
Amortization of leasehold interests in land	9,547	9,838
Amortization of deferred financing costs and original issue discount	11,077	10,739
Amortization of deferred gain on and rent from mall sale transactions	(1,080)	(1,080)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	26	141
(Gain) loss on disposal of assets	(612)	15,323
Stock-based compensation expense	13,123	12,201
Provision for doubtful accounts	45,397	57,350
Foreign exchange (gain) loss	9,882	(12,366)
Excess tax benefits from stock-based compensation	(11)	(4,335)
Deferred income taxes	14,225	(10,040)
Changes in operating assets and liabilities:
Accounts receivable	154,843	20,321
Inventories	(401)	(650)
Prepaid expenses and other	(3,474)	272
Leasehold interests in land	—	(1,065)
Accounts payable	(1,067)	(18,156)
Accrued interest payable	(368)	712
Income taxes payable	18,705	58,509
Other accrued liabilities	(139,657)	(268,379)
Net cash generated from operating activities	798,944	734,295
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(9,360)	(332)
Capital expenditures	(343,570)	(367,336)
Proceeds from disposal of property and equipment	2,175	417
Net cash used in investing activities	(350,755)	(367,251)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,479	6,138
Excess tax benefits from stock-based compensation	11	4,335
Dividends paid	(880,430)	(826,960)
Distributions to noncontrolling interests	(3,428)	(3,652)
Proceeds from long-term debt (Note 3)	350,247	—
Repayments of long-term debt (Note 3)	(418,656)	(624,950)
Net cash used in financing activities	(950,777)	(1,445,089)
Effect of exchange rate on cash	18,741	(21,809)
Decrease in cash and cash equivalents	(483,847)	(1,099,854)
Cash and cash equivalents at beginning of period	2,179,490	3,506,319
Cash and cash equivalents at end of period	$1,695,643	$2,406,465

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2016	2015
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$54,139	$51,285
Cash payments for taxes, net of refunds	$31,316	$6,410
Change in construction payables	$(20,055)	$(19,499)
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$117	$172
Change in dividends payable on unvested restricted stock and stock units included in other accrued liabilities	$(55)	$264
Property and equipment acquired under capital lease	$645	$—
Conversion of equity awards to liability awards	$1,099	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BUSINESS OF COMPANY
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2015, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
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
Operations
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"); Sands Cotai Central; Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao") and the Plaza Casino (together with the Four Seasons Hotel Macao, the "Four Seasons Macao"); Sands Macao; and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore. In April 2016, the Company paid $66.0 million Singapore dollars ("SGD," approximately $48.3 million at exchange rates in effect on March 31, 2016) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands and such license now expires in April 2019.
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and an expo and convention center (the “Sands Expo Center”) in Las Vegas, Nevada, and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”) in Bethlehem, Pennsylvania.
Development Projects
Macao
The Company is constructing The Parisian Macao, which is anticipated to open in the second half of 2016, subject to Macao government approval. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. The Company has capitalized costs of $1.89 billion, including the land premium (net of amortization) and $167.3 million in outstanding construction payables, as of March 31, 2016. In addition, the Company will be completing the development of some open areas surrounding its Cotai Strip properties.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Under the Company’s land concessions for Sands Cotai Central and The Parisian Macao, the Company is required to complete these developments by December 2016 and January 2017 (which was recently extended by the Macao government from November 2016), respectively. Should the Company determine that it is unable to complete Sands Cotai Central or The Parisian Macao by their respective deadlines, the Company would then expect to apply for another extension from the Macao government. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.88 billion or $1.89 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2016, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company is evaluating the highest return opportunity for the project and intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of March 31, 2016.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through March 31, 2016, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $1.70 billion and restricted cash and cash equivalents of $17.3 million as of March 31, 2016. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the balance of its Cotai Strip developments. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof.
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
In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs be reported as a deduction of the face amount of the related debt (rather than as an asset) and that the amortization of debt issuance costs continue to be reported as interest expense. In August 2015, the FASB issued an accounting standard update to clarify that this guidance is not required to be applied to line-of-credit arrangements. The amendments do not affect the guidance on the recognition and measurement of debt issuance costs. The guidance is required to be applied on a retrospective basis and is effective for fiscal years beginning after

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

December 15, 2015. The Company adopted this guidance retrospectively as of January 1, 2016 (see "— Reclassification" and “— Note 3 — Long-Term Debt”). The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations and cash flows.
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
In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. The guidance should be applied on a prospective, retrospective or modified retrospective approach depending on the specific portion of the guidance being applied. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.
In April 2016, the FASB issued an accounting standard update on revenue recognition. The update adds clarity to the accounting standard update issued in May 2014, also regarding revenue recognition. This update specifically adds guidance to assist an entity with identifying performance obligations in contracts with customers and implementing licensing contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.
Reclassification
To be consistent with the current period presentation, the Company retrospectively adopted the new guidance to simplify the presentation of debt issuance costs. As a result, debt issuance costs of $124.0 million related to its term loans were reclassified from deferred financing costs, net to long-term debt and debt issuance costs of $45.7 million related to its revolving debt were reclassified from deferred financing costs, net to other assets in the accompanying condensed consolidated balance sheet as of December 31, 2015. The reclassification did not have an effect on the Company's financial condition, results of operations and cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$559,478	$556,947
Building and improvements	15,463,427	15,308,791
Furniture, fixtures, equipment and leasehold improvements	3,339,241	3,281,161
Transportation	456,969	456,942
Construction in progress	2,870,711	2,633,340
	22,689,826	22,237,181
Less — accumulated depreciation and amortization	(6,780,066)	(6,505,543)
	$15,909,760	$15,731,638
Construction in progress consists of the following (in thousands):

	March 31, 2016	December 31, 2015
The Parisian Macao	$1,827,580	$1,588,474
Four Seasons Macao (principally the Four Seasons Apartments)	422,713	424,273
Sands Cotai Central	272,240	270,472
Other	348,178	350,121
	$2,870,711	$2,633,340
The $348.2 million in other construction in progress as of March 31, 2016, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $217.5 million (net of $93.9 million of accumulated depreciation) as of March 31, 2016, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated statement of operations.
During the three months ended March 31, 2016 and 2015, the Company capitalized interest expense of $9.8 million and $4.2 million, respectively. During the three months ended March 31, 2016 and 2015, the Company capitalized approximately $7.7 million and $7.5 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $15,290 and $16,102, respectively)	$2,184,085	$2,188,898
2013 U.S. Credit Facility — Revolving(1)	235,000	630,000
Airplane Financings (net of unamortized deferred financing costs of $51 and $65, respectively)	59,012	59,918
HVAC Equipment Lease	14,794	15,155
Other	111	140
Macao Related:
2011 VML Credit Facility — Extended Term (net of unamortized deferred financing costs of $43,753 and $46,943, respectively)	2,344,656	2,342,608
2011 VML Credit Facility — Accordion Term (net of unamortized deferred financing costs of $9,610 and $10,147, respectively)	989,742	989,792
2011 VML Credit Facility — Extended Revolving(1)	350,226	—
Other	4,494	4,353
Singapore Related:
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $57,083 and $58,743, respectively)	3,205,123	3,113,184
	9,387,243	9,344,048
Less — current maturities	(152,020)	(95,367)
Total long-term debt	$9,235,223	$9,248,681
____________________

(1)
Unamortized deferred financing costs of $43.0 million and $45.7 million as of March 31, 2016 and December 31, 2015, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
As of March 31, 2016, the Company had $1.01 billion of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit.
2011 VML Credit Facility
As of March 31, 2016, the Company had $1.65 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
2012 Singapore Credit Facility
As of March 31, 2016, the Company had 494.4 million SGD (approximately $361.4 million at exchange rates in effect on March 31, 2016) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Proceeds from 2011 VML Credit Facility	$350,247	$—
Repayments on 2013 U.S. Credit Facility	$(400,625)	$(165,625)
Repayments on 2011 VML Credit Facility	—	(440,416)
Repayments on 2012 Singapore Credit Facility	(16,215)	(17,082)
Repayments on Airplane Financings	(922)	(922)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(894)	(905)
	$(418,656)	$(624,950)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2016 and December 31, 2015, was approximately $9.29 billion and $9.22 billion, respectively, compared to its carrying value of $9.49 billion and $9.46 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the three months ended March 31, 2016, the Company recorded $572.2 million as a distribution against retained earnings (of which $310.9 million related to the Principal Stockholder and his family and the remaining $261.3 million related to all other shareholders).
On March 31, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the three months ended March 31, 2015, the Company recorded $519.1 million as a distribution against retained earnings (of which $280.6 million related to the Principal Stockholder and his family and the remaining $238.5 million related to all other shareholders).
In April 2016, the Company’s Board of Directors declared a quarterly dividend of $0.72 per common share (a total estimated to be approximately $572 million) to be paid on June 30, 2016, to shareholders of record on June 22, 2016.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2016 and 2015, there were no share repurchases under this program. All share repurchases of the Company's common stock are recorded as treasury stock.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Noncontrolling Interests
On February 26, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") to SCL shareholders (a total of $1.03 billion, of which the Company retained $722.7 million during the three months ended March 31, 2016). On February 27, 2015, SCL paid a dividend of HKD 0.99 per share to SCL shareholders (a total of $1.03 billion, of which the Company retained $722.4 million during the three months ended March 31, 2015).
During the three months ended March 31, 2016 and 2015, the Company distributed $3.4 million and $3.7 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2016	2015
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	794,488,858	797,935,314
Potential dilution from stock options and restricted stock and stock units	543,160	941,726
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	795,032,018	798,877,040
Antidilutive stock options excluded from the calculation of diluted earnings per share	6,685,342	5,925,307
Accumulated Other Comprehensive Income (Loss)
As of March 31, 2016 and December 31, 2015, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.
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
As of March 31, 2016 and December 31, 2015, the Company’s consolidated joint ventures had total assets of $78.7 million and $79.4 million, respectively, and total liabilities of $154.2 million and $148.4 million, respectively.
NOTE 6 — INCOME TAXES
The Company’s major tax jurisdictions are the U.S., Macao and Singapore. The Company is subject to examination for tax years beginning 2010 in the U.S. and Singapore, and tax years beginning in 2011 in Macao. The Inland Revenue Authority of Singapore is performing a compliance review of the Marina Bay Sands tax return for tax years 2010 through 2012. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome, which may impact the provision for income taxes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company does not consider current year’s tax earnings and profits of its foreign subsidiaries to be permanently reinvested. Beginning with the year ended December 31, 2015, certain of the Company’s foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year’s tax earnings and profits in order to meet the Company’s liquidity needs. The Company has a plan for its other foreign subsidiaries demonstrating that earnings attributable to periods before January 1, 2016, will be indefinitely reinvested in the applicable jurisdictions. The Company has not provided deferred taxes for these foreign earnings as the Company expects there will be sufficient creditable foreign taxes to offset any U.S. income tax that would result from the repatriation of foreign earnings. The Company recorded valuation allowances on certain net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance in the period such determination is made.
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on March 31, 2016) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended March 31,
	2016	2015
Compensation expense:
Stock options	$8,316	$8,995
Restricted stock and stock units	5,378	3,206
	$13,694	$12,201
Compensation cost capitalized as part of property and equipment	$117	$172
LVSC 2004 Plan:
Stock options granted	1,112	308
Weighted average grant date fair value	$8.52	$12.35
Restricted stock granted	44	22
Weighted average grant date fair value	$40.87	$55.41
Restricted stock units granted	—	—
Weighted average grant date fair value	$—	$—
SCL Equity Plan:
Stock options granted	17,429	648
Weighted average grant date fair value	$0.73	$1.06
Restricted stock units granted	—	119
Weighted average grant date fair value	$—	$4.90

During the three months ended March 31, 2016, SCL paid $0.2 million to settle vested restricted stock units that were previously classified as equity awards.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
LVSC 2004 Plan:
Weighted average volatility	35.3%	38.0%
Expected term (in years)	5.8	5.8
Risk-free rate	1.5%	1.3%
Expected dividends	6.0%	4.7%
SCL Equity Plan:
Weighted average volatility	40.9%	44.6%
Expected term (in years)	4.4	4.0
Risk-free rate	1.3%	1.0%
Expected dividends	5.5%	5.5%
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
The Company currently uses certain derivatives as effective economic hedges to offset interest rate risk associated with its current and anticipated future borrowings and foreign currency forward contracts to manage its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $669.4 million and $672.7 million as of March 31, 2016 and December 31, 2015, respectively. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table provides the assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016
Assets
Cash equivalents(1)	$612,291	$612,291	$—	$—
Interest rate caps(2)	$—	$—	$—	$—
Liabilities
Forward contracts(3)	$32,865	$—	$32,865	$—
As of December 31, 2015
Assets
Cash equivalents(1)	$905,276	$905,276	$—	$—
Forward contracts(3)	$4,197	$—	$4,197	$—
Interest rate caps(2)	$—	$—	$—	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of March 31, 2016 and December 31, 2015, the Company had one interest rate cap agreement with a nominal aggregate fair value based on recently reported market transactions of interest rates, which was recorded in prepaid expenses and other in the accompanying condensed consolidated balance sheets.

(3)
As of March 31, 2016 and December 31, 2015, the Company had 22 and 19 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2016, the Company recorded a $35.8 million loss related to the change in fair value of the forward contracts. The Company did not have forward contracts during the three months ended March 31, 2015.

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
On October 15, 2004, Richard Suen and Round Square Company Limited (“Roundsquare”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed their answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed their reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. No ruling date on Roundsquare's petition for a rehearing has been set, nor is one estimable. The Company believes that the Nevada Supreme Court had valid bases in law and fact to reverse the damages award. As a result, the Company believes that the likelihood that the amount of the original judgments will be affirmed is not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. On March 16, 2011, an amended complaint was filed, which added Sheldon G. Adelson as a defendant and alleged a claim of defamation per se against him, LVSC and SCL. On June 9, 2011, the District Court dismissed the defamation claim and certified the decision as to Sheldon G. Adelson as a final judgment. On July 1, 2011, the plaintiff filed a notice of appeal regarding the final judgment as to Sheldon G. Adelson. On August 26, 2011, the Nevada Supreme Court issued a writ of mandamus instructing the District Court to hold an evidentiary hearing on whether personal jurisdiction exists over SCL and stayed the case until after the District Court’s decision. On January 17, 2012, plaintiff filed his opening brief with the Nevada Supreme Court regarding his appeal of the defamation claim against Mr. Adelson. On January 30, 2012, Mr. Adelson filed his reply to plaintiff's opening brief. On March 8, 2012, the District Court set a hearing date for the week of June 25-29, 2012, for the evidentiary hearing on personal jurisdiction over SCL. On May 24, 2012, the District Court vacated the hearing date previously set for June 25-29 and set a status conference for June 28, 2012. At the June 28 status hearing, the District Court set out a hearing schedule to resolve a discovery dispute and did not reset a date for the jurisdictional hearing.
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
On September 4, 2014, SCL filed its pre-hearing memorandum regarding the sanctions hearing regarding plaintiff’s March 26, 2013, Renewed Motion for Sanctions. On September 12, 2014, the plaintiff filed a motion for release of the privileged documents from the District Court appointed document custodian on the grounds of waiver. On September 16, 2014, the plaintiff filed a motion seeking to stop defendants from modifying their privilege log and seeking a waiver of all privilege claims as a result of alleged deficiencies in the original privilege. On September 26,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2014, after the Nevada Supreme Court issued its remittitur, plaintiff filed his motion for leave to file a third amended complaint against LVSC, SCL and Mr. Adelson. On September 26, 2014, the defendants filed their opposition to plaintiff’s motion for release of documents on the grounds of waiver. On October 3, 2014, the plaintiff filed his reply in support of his two waiver motions relating to the documents held by the District Court appointed custodian. On October 9, 2014, the District Court granted plaintiff's motion in part and denied the remainder. On October 10, 2014, Mr. Adelson filed his opposition to plaintiff's motion to file a third amended complaint, which SCL and LVSC joined on October 14, 2014. On October 17, 2014, SCL filed a motion to reconsider the District Court’s March 27, 2013, order concerning a discovery dispute. On October 30, 2014, the plaintiff filed his reply in support of his motion to file a third amended complaint. On November 5, 2014, the District Court ordered that SCL waived privilege on three confidential reports. On November 7, 2014, the District Court granted plaintiff's motion to file a third amended complaint. On November 7, 2014, defendants filed a motion for partial re-consideration of the November 5, 2014, order waiving privilege. On January 6, 2015, the District Court scheduled a sanctions hearing for February 9, 2015, and the evidentiary hearing on jurisdiction for April 20, 2015. On January 12, 2015, defendants each filed their motions to dismiss the third amended complaint. Defendants’ motions to dismiss the third amended complaint were fully briefed on February 19, 2015, and the District Court heard oral argument on February 27, 2015. In an order entered on March 30, 2015, the District Court denied Mr. Adelson’s motion to dismiss the defamation claim, but granted his motion to dismiss with respect to plaintiff’s wrongful discharge claim on the ground that Mr. Adelson was not the plaintiff’s employer. The District Court denied LVSC’s motion to dismiss and strike certain allegations in the complaint. The District Court reserved judgment on SCL’s motion to dismiss until after it ruled on jurisdiction. On April 7, 2015, LVSC filed a motion for reconsideration of the order on the limited ground that the District Court had erroneously stated that LVSC was in fact plaintiff’s employer rather than stating that plaintiff had alleged that he was LVSC’s employee. Plaintiff conceded that point in his response filed on April 20, 2015. A hearing was held on the motion for reconsideration on April 21, 2015.
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
On October 19, 2015, VML moved to quash service of the summons and on October 21, 2015, further moved to dismiss all claims against VML. VML also filed a peremptory challenge to the judge presiding over the case, causing it to be reassigned to another judge. On October 27, 2015, the new judge struck the peremptory challenge and the case was reassigned to the original judge. On November 3, 2015, VML filed a petition for a writ of prohibition or mandamus in the Nevada Supreme Court challenging the decision to strike its peremptory challenge; at the same time, VML filed a motion with the Nevada Supreme Court to stay all proceedings before the original judge pending the outcome of its writ petition. On November 4, 2015, the Nevada Supreme Court granted a stay with respect to proceedings against VML only and directed plaintiff to answer the writ petition within 30 days. Instead of answering, on December 18, 2015, plaintiff voluntarily dismissed VML from the action, without prejudice and then filed a notice with the Nevada Supreme Court claiming that VML’s petition was moot. On December 30, 2015, VML filed a motion with the Nevada Supreme Court asking it to grant its writ petition or, in the alternative, to permit the dismissal of VML only if it is with prejudice. The Nevada Supreme Court dismissed VML's writ petition as moot on March 17, 2016, declining to reach the question of whether VML's dismissal should be with prejudice.
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
On December 18, 2015, plaintiff served a notice of the deposition of a Company executive. On December 31, 2015, counsel for the executive and defendants filed a motion for protective order. The District Court denied the motion in part and ordered the executive to appear for a deposition prior to January 12, 2016. The executive appeared for a deposition on January 11, 2016. When questions were posed during the deposition regarding the executive’s alleged communications with third parties, including the media, about media coverage of the court and the Jacobs case and about the purchase of the Las Vegas Review-Journal by members of the Adelson family, counsel for the executive instructed him not to answer. At a hearing the next day, the District Court “overruled” counsel’s instruction to the executive, but devised a procedure under which the executive’s counsel could refer objections to questions about his alleged communications with third parties, including the media, concerning the Jacobs litigation to a discovery master and/or a different judge, rather than to the presiding judge. On January 13, 2016, the executive filed a motion to expand the scope of the issues that would be referred to a discovery master to include all of the questions his counsel had instructed him not to answer, on the ground that comments the court had made to the media called into question the executive’s ability to obtain a fair and impartial hearing of his objections. On the same day, the Company filed a motion to disqualify the judge based on comments the court made to the media and during hearings related to the deposition of the executive, which raised reasonable doubts about the court’s impartiality. On January 15, 2016, the judge filed an affidavit regarding her contacts with the media involving this case and denying any bias. The motion to disqualify was set for hearing on February 18, 2016, before the Chief Judge of the District Court, but on January 29, 2016, the Chief Judge denied the motion to disqualify without providing the Company the opportunity to respond to the presiding judge’s affidavit.
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
On February 23, 2016, defendants filed a writ petition in the Nevada Supreme Court challenging the Chief Judge’s denial of the disqualification of the presiding judge. In conjunction with the writ, the defendants also filed an emergency motion to stay the proceedings in the District Court. Although the Nevada Supreme Court denied that motion, the District Court decided on March 10, 2016, not to conduct any hearings or to rule on any pending motions until the Nevada Supreme Court rules on the disqualification issue. The Nevada Supreme Court held oral arguments on defendants' writ petition on April 5, 2016.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discovery has continued and additional motions relating to discovery issues have been filed, although the District Court has not ruled on any of them. On March 8, 2016, defendants filed a motion for partial summary judgment on plaintiff's claim that certain stock options in SCL purportedly awarded to him should have vested when he was terminated. Plaintiff filed his opposition to that motion on April 1, 2016, and filed a countermotion for a determination that if the jury finds he was terminated without cause, then he would be entitled to prevail on his claim to the SCL options. Defendants filed their reply in support of their motion and their opposition to plaintiff's countermotion on April 19, 2016. On April 14, 2016, defendants filed a motion to continue the trial date and to extend the current discovery deadlines. Plaintiff filed his opposition to defendants' motion to continue the trial and extend discovery on May 2, 2016.
On January 29, 2016, Mr. Jacobs filed a complaint against VML in the United States District Court for the District of Nevada (the "U.S. District Court") alleging a breach of contract claim similar to the one he had brought against VML in the District Court and then dismissed. VML filed a motion to dismiss the complaint, which was fully briefed on March 31, 2016. The Company intends to defend the matter vigorously.
Mr. Jacobs is seeking unspecified damages against VML. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Based on the information provided to management by the Audit Committee and its counsel, the Company believes, and the Audit Committee concurs, that the preliminary findings:

•	do not have a material impact on the financial statements of the Company;

•	do not warrant any restatement of the Company’s past financial statements; and

•	do not represent a material weakness in the Company’s internal controls over financial reporting as of March 31, 2016.
On April 7, 2016, the SEC announced a comprehensive civil administrative settlement with the Company in which the Company neither admitted nor denied allegations related to the internal controls and books and records provisions of the FCPA pursuant to Section 21(c) of the Securities Exchange Act of 1934, as amended. The Company’s cooperation through the Audit Committee and its remedial actions, which began prior to the government’s investigation, including separation of individuals, were credited by the SEC in the settlement, which included a $9.0 million civil monetary penalty and an undertaking to retain an independent consultant for a period of two years to review and evaluate the Company’s FCPA compliance procedures and make recommendations for adoption by the Company. The Company will recommend consultant candidates to the SEC as part of the selection process of the independent consultant.
The conclusion of the SEC investigation was consistent with preliminary findings of the Company’s Audit Committee set forth above.
The Company continues to respond to all remaining government inquiries. Based on proceedings to date, management is currently unable to determine the probability of the outcome of the remaining inquiries, the extent of materiality, or the range of reasonably possible loss, if any.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter has re-started. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, the Company filed a motion for summary judgment as did co-defendant Mr. Weidner. Plaintiffs filed an opposition to the Company's motion for summary judgment on March 11, 2016. The Company filed its reply in support of summary judgment on April 8, 2016. No hearing date for the summary judgment has been set. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court has granted several successive stays since that time, with the case currently stayed until October 17, 2016. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 23, 2014, W.A. Sokolowski filed a shareholder derivative action (the "Sokolowski action") purporting to act on behalf of the Company and in his individual capacity as a shareholder in the U.S. District Court against Sheldon

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Victor Chaltiel and Irwin A. Siegel, each of whom was serving on the Board of Directors (collectively, the “Directors”), as well as against Frederick Hipwell, a partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by attempting to conceal certain alleged misrepresentations and wrongdoing by the Company’s management, concealed certain facts in connection with audits performed by PwC and caused the issuance of a false or misleading proxy statement in 2013. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. The Company filed a motion to dismiss the complaint on February 13, 2014. On February 28, 2014, defendant Hipwell filed his motion to dismiss the complaint. On March 12, 2014, the plaintiff filed its response to the Company’s motion to dismiss and on March 26, 2014, the Company filed its reply. On March 31, 2014, the plaintiff filed its response to Hipwell’s motion to dismiss and on April 10, 2014, Hipwell filed his reply. On April 1, 2014, the plaintiff filed a renewed motion for expedited discovery (the first motion was filed on January 24, 2014 and was denied by the judge). The Company filed its response on April 18, 2014. On May 2, 2014, the U.S. District Court denied this second motion. On May 9, 2014, Directors Ader, Chafetz, Chaltiel, Forman, Koppelman and Leven filed their motion to dismiss. On June 10, 2014, the plaintiff filed its opposition to these Directors motion to dismiss. On June 30, 2014, these Directors filed their reply. On July 30, 2014, the U.S. District Court granted the Company’s motion to dismiss the complaint, finding plaintiff had failed to allege stock ownership facts demonstrating standing to sue, with leave for plaintiff to amend his complaint to demonstrate stock ownership with more particularity. On August 29, 2014, the plaintiff filed an amended complaint and, on September 15, 2014, the served defendants filed their motions to dismiss the amended complaint. The plaintiff's opposition to the Company's motion to dismiss was filed on October 22, 2014, and to the individuals' motions to dismiss on October 29, 2014. Plaintiff also filed an opposition to Hipwell's motion on November 3, 2014, and opposed Mr. Adelson's joinder on December 9, 2014. The served defendants' reply briefs were filed on November 24, 25 and 26, 2014. On December 16, 2014, Mr. Adelson filed a reply brief. On March 3, 2015, the U.S. District Court denied, without prejudice, plaintiff's motion to substitute the estates of the late Messrs. Chaltiel and Schwartz. By order dated June 16, 2015, the U.S. District Court granted defendants’ motions to dismiss. The U.S. District Court did not dismiss the claims with prejudice, but it did not provide for further leave to amend and directed that the clerk close the case. On June 16, 2015, the U.S. District Court entered a “Judgment In A Civil Case” pursuant to the U.S. District Court’s order. On June 29, 2015, plaintiff moved to re-open the dismissal order to request further leave to amend, arguing that no judgment was entered. On July 16, 2015, the Company filed an opposition to that motion. On July 27, 2015, plaintiff filed a reply in support of the motion. On July 30, 2015, the U.S. District Court denied the motion, affirming that it had entered a final judgment and had denied further leave to amend. On July16, 2015, the Company also filed a motion requesting the U.S. District Court make the findings regarding Federal Rules of Civil Procedure ("Rule 11") compliance required at the conclusion of an Exchange Act case, and to find that plaintiff's counsel violated Rule 11 by filing and defending the amended complaint. On August 27, 2015, plaintiff filed an opposition to the Company's motion. On September 21, 2015, the Company filed a reply in further support of the motion. On January 27, 2016, the judge denied the Company's request for sanctions. The time to appeal the judgment has expired and plaintiff did not appeal. Hence, the matter is now closed.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.5 million at exchange rates in effect on March 31, 2016) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the three U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The three U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments are required to be submitted on or before May 23, 2016. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the U.S. Defendants on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the U.S. Defendants moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the U.S. Defendants' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the Defendants' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the remainder of Sands Cotai Central and the Four Seasons Apartments in Macao, and the Las Vegas Condo Tower (which construction currently is suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Revenues
Macao:
The Venetian Macao	$748,954	$787,191
Sands Cotai Central	530,280	571,764
Four Seasons Macao	148,266	161,251
Sands Macao	175,091	225,371
Other Asia	38,589	35,479
	1,641,180	1,781,056
Marina Bay Sands	603,653	784,816
United States:
Las Vegas Operating Properties	384,876	376,383
Sands Bethlehem	138,668	127,699
	523,544	504,082
Intersegment eliminations	(52,137)	(58,332)
Total net revenues	$2,716,240	$3,011,622

	Three Months Ended March 31,
	2016	2015
Intersegment Revenues
Macao:
The Venetian Macao	$1,682	$1,493
Sands Cotai Central	112	78
Other Asia	9,218	10,212
	11,012	11,783
Marina Bay Sands	2,161	2,799
Las Vegas Operating Properties	38,964	43,750
Total intersegment revenues	$52,137	$58,332

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Adjusted Property EBITDA(1)
Macao:
The Venetian Macao	$267,806	$269,942
Sands Cotai Central	163,466	155,910
Four Seasons Macao	48,186	44,472
Sands Macao	30,971	57,378
Other Asia	7,660	3,532
	518,089	531,234
Marina Bay Sands	274,872	415,272
United States:
Las Vegas Operating Properties	86,898	74,109
Sands Bethlehem	37,725	29,893
	124,623	104,002
Total adjusted property EBITDA	917,584	1,050,508
Other Operating Costs and Expenses
Stock-based compensation	(5,529)	(3,975)
Corporate	(46,628)	(45,223)
Pre-opening	(8,609)	(9,579)
Development	(2,377)	(1,533)
Depreciation and amortization	(259,876)	(253,922)
Amortization of leasehold interests in land	(9,547)	(9,838)
Gain (loss) on disposal of assets	612	(15,323)
Operating income	$585,630	$711,115
 ____________________

(1)
Adjusted property EBITDA is operating income before intersegment royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal of assets and loss on modification or early retirement of debt. Adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes adjusted property EBITDA to compare the operating profitability of its casinos with those of its competitors, as well as a basis for determining certain incentive compensation. The Company is also presenting adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Capital Expenditures
Corporate and Other	$838	$2,691
Macao:
The Venetian Macao	12,755	24,055
Sands Cotai Central	40,195	123,416
Four Seasons Macao	2,346	5,295
Sands Macao	3,256	9,594
Other Asia	1,228	592
The Parisian Macao	247,476	163,549
	307,256	326,501
Marina Bay Sands	13,058	23,465
United States:
Las Vegas Operating Properties	16,200	11,578
Sands Bethlehem	6,218	3,101
	22,418	14,679
Total capital expenditures	$343,570	$367,336

	March 31, 2016	December 31, 2015
Total Assets
Corporate and Other	$643,565	$463,272
Macao:
The Venetian Macao	2,290,606	2,949,533
Sands Cotai Central	4,312,412	4,393,716
Four Seasons Macao	1,021,271	1,038,573
Sands Macao	329,945	373,113
Other Asia	272,675	288,178
The Parisian Macao	1,897,528	1,648,562
Other Development Projects	76	82
	10,124,513	10,691,757
Marina Bay Sands	5,531,925	5,497,556
United States:
Las Vegas Operating Properties	3,397,569	3,517,816
Sands Bethlehem	687,337	693,056
	4,084,906	4,210,872
Total assets	$20,384,909	$20,863,457

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	March 31, 2016	December 31, 2015
Total Long-Lived Assets
Corporate and Other	$328,485	$334,540
Macao:
The Venetian Macao	1,761,748	1,795,042
Sands Cotai Central	3,883,482	3,943,966
Four Seasons Macao	893,297	903,649
Sands Macao	259,655	266,399
Other Asia	165,030	167,540
The Parisian Macao	1,892,871	1,645,881
	8,856,083	8,722,477
Marina Bay Sands	4,572,721	4,476,064
United States:
Las Vegas Operating Properties	2,882,244	2,909,294
Sands Bethlehem	550,035	551,395
	3,432,279	3,460,689
Total long-lived assets	$17,189,568	$16,993,770

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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); Sands Cotai Central; the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. For the three months ended March 31, 2016 and 2015, gross revenue at our reportable segments was derived as follows:

•	At The Venetian Macao, approximately 83.4% and 81.8%, respectively, was derived from gaming activities, with the remainder derived from mall, room, food and beverage and other non-gaming sources.

•	At Sands Cotai Central, approximately 80.3% and 80.4%, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

•	At Four Seasons Macao, approximately 70.3% and 72.3%, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

•	At Sands Macao, approximately 92.2% and 92.7%, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage operations.

•	At Marina Bay Sands, approximately 69.9% and 75.8%, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

•
At our Las Vegas Operating Properties, approximately 74.6% and 72.0%, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

•	At Sands Bethlehem, approximately 89.1% and 88.3%, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2015 Annual Report on Form 10-K filed on February 26, 2016.
There were no newly identified significant accounting estimates during the three months ended March 31, 2016, nor were there any material changes to the critical accounting policies and estimates discussed in our 2015 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
	2016	2015	Percent Change
	(Dollars in thousands)
Net revenues	$2,716,240	$3,011,622	(9.8)%
Operating expenses	2,130,610	2,300,507	(7.4)%
Operating income	585,630	711,115	(17.6)%
Income before income taxes	471,938	666,703	(29.2)%
Net income	408,913	611,038	(33.1)%
Net income attributable to Las Vegas Sands Corp.	320,167	511,923	(37.5)%

	Percent of Net Revenues
	Three Months Ended March 31,
	2016	2015
Operating expenses	78.4%	76.4%
Operating income	21.6%	23.6%
Income before income taxes	17.4%	22.1%
Net income	15.1%	20.3%
Net income attributable to Las Vegas Sands Corp.	11.8%	17.0%
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.5%, 21.6%, 21.6%, 17.9% and 28.0% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.7%, 3.6%, 6.6%, 3.5% and 4.4% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.7% and 31.5%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2016.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 18.5%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.2% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 63.3% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2016, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area (“GLOA”) divided by gross leasable area (“GLA”) at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space that is currently under development or not on the market for lease. Base rent per square foot is the annualized base, or minimum, rent charge in effect at the end of the reporting period, which is calculated on a weighted average basis, for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$2,082,196	$2,376,688	(12.4)%
Rooms	366,300	371,413	(1.4)%
Food and beverage	187,567	189,411	(1.0)%
Mall	134,931	127,814	5.6%
Convention, retail and other	123,552	134,137	(7.9)%
	2,894,546	3,199,463	(9.5)%
Less — promotional allowances	(178,306)	(187,841)	5.1%
Total net revenues	$2,716,240	$3,011,622	(9.8)%
Consolidated net revenues were $2.72 billion for the three months ended March 31, 2016, a decrease of $295.4 million compared to $3.01 billion for the three months ended March 31, 2015. The decrease in net revenues was driven by decreases of $181.2 million at Marina Bay Sands, primarily due to decreased casino revenue and partially due to the impact of a stronger U.S. dollar in the current period, and $143.0 million at our Macao operating properties, primarily due to decreased casino revenue.

Casino revenues decreased $294.5 million compared to the three months ended March 31, 2015. The decrease is primarily attributable to decreases of $178.8 million at Marina Bay Sands, driven by a lower Rolling Chip win percentage and a stronger U.S. dollar in the current period, and $119.5 million at our Macao operating properties, driven by a decrease in Rolling Chip volume due to decreased demand in the VIP market. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$654,929	$676,914	(3.2)%
Non-Rolling Chip drop	$1,770,100	$1,868,018	(5.2)%
Non-Rolling Chip win percentage	25.1%	25.0%	0.1 pts
Rolling Chip volume	$8,226,010	$8,518,038	(3.4)%
Rolling Chip win percentage	3.21%	2.83%	0.38 pts
Slot handle	$1,069,989	$1,062,476	0.7%
Slot hold percentage	4.4%	4.9%	(0.5) pts
Sands Cotai Central
Total casino revenues	$459,031	$493,023	(6.9)%
Non-Rolling Chip drop	$1,504,047	$1,645,066	(8.6)%
Non-Rolling Chip win percentage	20.9%	20.8%	0.1 pts
Rolling Chip volume	$3,603,356	$6,082,952	(40.8)%
Rolling Chip win percentage	3.92%	2.76%	1.16 pts
Slot handle	$1,559,058	$1,643,766	(5.2)%
Slot hold percentage	3.5%	3.2%	0.3 pts
Four Seasons Macao
Total casino revenues	$111,190	$125,397	(11.3)%
Non-Rolling Chip drop	$300,114	$228,964	31.1%
Non-Rolling Chip win percentage	19.1%	23.1%	(4.0) pts
Rolling Chip volume	$2,621,484	$3,962,573	(33.8)%
Rolling Chip win percentage	3.22%	2.81%	0.41 pts
Slot handle	$90,168	$133,923	(32.7)%
Slot hold percentage	6.8%	4.8%	2.0 pts
Sands Macao
Total casino revenues	$169,523	$218,821	(22.5)%
Non-Rolling Chip drop	$699,864	$789,909	(11.4)%
Non-Rolling Chip win percentage	16.9%	19.1%	(2.2) pts
Rolling Chip volume	$2,241,016	$2,526,188	(11.3)%
Rolling Chip win percentage	2.45%	2.86%	(0.41) pts
Slot handle	$657,733	$707,077	(7.0)%
Slot hold percentage	3.3%	3.5%	(0.2) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$453,116	$631,928	(28.3)%
Non-Rolling Chip drop	$1,006,505	$1,108,749	(9.2)%
Non-Rolling Chip win percentage	29.1%	25.3%	3.8 pts
Rolling Chip volume	$9,632,109	$10,089,956	(4.5)%
Rolling Chip win percentage	1.42%	3.41%	(1.99) pts
Slot handle	$3,355,403	$3,084,269	8.8%
Slot hold percentage	4.3%	4.6%	(0.3) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$104,356	$111,787	(6.6)%
Table games drop	$483,520	$533,053	(9.3)%
Table games win percentage	15.9%	16.6%	(0.7) pts
Slot handle	$586,459	$578,548	1.4%
Slot hold percentage	8.1%	7.6%	0.5 pts
Sands Bethlehem
Total casino revenues	$130,051	$118,818	9.5%
Table games drop	$281,003	$263,415	6.7%
Table games win percentage	19.8%	17.3%	2.5 pts
Slot handle	$1,081,887	$1,005,167	7.6%
Slot hold percentage	7.0%	7.1%	(0.1) pts

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $5.1 million compared to the three months ended March 31, 2015. The decrease is primarily due to a decrease of $21.4 million at our Macao operating properties, driven by decreases in occupancy and average daily room rates, partially offset by an increase of $17.0 million at our Las Vegas Operating Properties, driven by increases in occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2016	2015	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$46,150	$59,601	(22.6)%
Occupancy rate	77.7%	85.8%	(8.1) pts
Average daily room rate	$226	$270	(16.3)%
Revenue per available room	$176	$232	(24.1)%
Sands Cotai Central
Total room revenues	$66,614	$71,932	(7.4)%
Occupancy rate	77.1%	81.5%	(4.4) pts
Average daily room rate	$155	$173	(10.4)%
Revenue per available room	$119	$141	(15.6)%
Four Seasons Macao
Total room revenues	$8,447	$10,675	(20.9)%
Occupancy rate	69.0%	77.0%	(8.0) pts
Average daily room rate	$358	$410	(12.7)%
Revenue per available room	$247	$316	(21.8)%
Sands Macao
Total room revenues	$5,181	$5,615	(7.7)%
Occupancy rate	95.8%	98.4%	(2.6) pts
Average daily room rate	$207	$226	(8.4)%
Revenue per available room	$198	$222	(10.8)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$88,910	$89,614	(0.8)%
Occupancy rate	97.9%	94.8%	3.1 pts
Average daily room rate	$394	$414	(4.8)%
Revenue per available room	$386	$393	(1.8)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$147,553	$130,557	13.0%
Occupancy rate	92.1%	86.2%	5.9 pts
Average daily room rate	$251	$244	2.9%
Revenue per available room	$231	$210	10.0%
Sands Bethlehem
Total room revenues	$3,445	$3,419	0.8%
Occupancy rate	90.7%	84.5%	6.2 pts
Average daily room rate	$153	$149	2.7%
Revenue per available room	$138	$126	9.5%

Mall revenues increased $7.1 million compared to the three months ended March 31, 2015. The increase was primarily due to an $8.0 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended March 31,
	2016	2015	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$48,724	$44,215	10.2%
Mall gross leasable area (in square feet)	780,834	780,754	—
Occupancy	97.5%	96.6%	0.9 pts
Base rent per square foot	$227	$209	8.6%
Tenant sales per square foot	$1,428	$1,636	(12.7)%
Shoppes at Cotai Central(1)
Total mall revenues	$15,291	$13,402	14.1%
Mall gross leasable area (in square feet)	331,444	331,327	—
Occupancy	96.0%	98.0%	(2.0) pts
Base rent per square foot	$158	$137	15.3%
Tenant sales per square foot	$872	$1,407	(38.0)%
Shoppes at Four Seasons
Total mall revenues	$31,314	$29,746	5.3%
Mall gross leasable area (in square feet)	260,570	257,467	1.2%
Occupancy	99.0%	100.0%	(1.0) pts
Base rent per square foot	$451	$418	7.9%
Tenant sales per square foot	$3,128	$5,246	(40.4)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$38,971	$39,819	(2.1)%
Mall gross leasable area (in square feet)	644,719	644,203	0.1%
Occupancy	96.2%	95.6%	0.6 pts
Base rent per square foot	$214	$214	—
Tenant sales per square foot	$1,334	$1,409	(5.3)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$631	$632	(0.2)%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	93.3%	94.3%	(1.0) pts
Base rent per square foot	$22	$21	4.8%
Tenant sales per square foot	$357	$369	(3.3)%
__________________________

(1)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$1,218,928	$1,334,829	(8.7)%
Rooms	65,350	65,791	(0.7)%
Food and beverage	102,296	99,247	3.1%
Mall	14,481	15,137	(4.3)%
Convention, retail and other	58,533	68,257	(14.2)%
Provision for doubtful accounts	45,397	57,350	(20.8)%
General and administrative	299,200	324,478	(7.8)%
Corporate	46,628	45,223	3.1%
Pre-opening	8,609	9,579	(10.1)%
Development	2,377	1,533	55.1%
Depreciation and amortization	259,876	253,922	2.3%
Amortization of leasehold interests in land	9,547	9,838	(3.0)%
(Gain) loss on disposal of assets	(612)	15,323	(104.0)%
Total operating expenses	$2,130,610	$2,300,507	(7.4)%
Operating expenses were $2.13 billion for the three months ended March 31, 2016, a decrease of $169.9 million compared to $2.30 billion for the three months ended March 31, 2015. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties and Marina Bay Sands.
Casino expenses decreased $115.9 million compared to the three months ended March 31, 2015. Of the decrease, $52.1 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. The remaining decrease is primarily attributable to a $45.4 million decrease in casino expenses at Marina Bay Sands and decreases in junket commissions and the implementation of certain cost control measures at our Macao operating properties.
The provision for doubtful accounts was $45.4 million for the three months ended March 31, 2016, compared to $57.4 million for the three months ended March 31, 2015. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $25.3 million compared to the three months ended March 31, 2015. The decrease was primarily due to a $25.9 million decrease at our Macao operating properties, driven by a decrease in marketing and advertising expenses, as well as other cost control measures.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended March 31, 2016, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Adjusted Property EBITDA
Adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes adjusted property EBITDA to compare the operating profitability of our casinos with those of our competitors, as well as a basis for determining certain incentive compensation. We are also presenting adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Adjusted property EBITDA is operating income before intersegment royalty fees, stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal of assets and loss on modification or early retirement of debt. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of adjusted property EBITDA to operating income):

	Three Months Ended March 31,
	2016	2015	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$267,806	$269,942	(0.8)%
Sands Cotai Central	163,466	155,910	4.8%
Four Seasons Macao	48,186	44,472	8.4%
Sands Macao	30,971	57,378	(46.0)%
Other Asia	7,660	3,532	116.9%
	518,089	531,234	(2.5)%
Marina Bay Sands	274,872	415,272	(33.8)%
United States:
Las Vegas Operating Properties	86,898	74,109	17.3%
Sands Bethlehem	37,725	29,893	26.2%
	124,623	104,002	19.8%
Total adjusted property EBITDA	$917,584	$1,050,508	(12.7)%

Adjusted property EBITDA at our Macao operations decreased $13.1 million compared to the three months ended March 31, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $140.4 million compared to the three months ended March 31, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by a low Rolling Chip win percentage and partially due to the stronger U.S. dollar.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $12.8 million compared to the three months ended March 31, 2015. The increase was primarily due to increases in our non-gaming operations, primarily rooms and food and beverage, partially offset by a decrease in casino operations.
Adjusted property EBITDA at Sands Bethlehem increased $7.8 million compared to the three months ended March 31, 2015. The increase was primarily due to an $11.0 million increase in net revenues, driven by an increase in casino revenues, partially offset by an increase in the associated operating expenses.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$74,680	$66,614
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,793	3,798
Less — capitalized interest	(9,825)	(4,157)
Interest expense, net	$68,648	$66,255
Cash paid for interest	$63,964	$55,442
Weighted average total debt balance	$9,604,922	$9,842,433
Weighted average interest rate	3.1%	2.7%
Interest cost increased $8.1 million compared to the three months ended March 31, 2015, resulting from an increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balance. Capitalized interest increased $5.7 million compared to the three months ended March 31, 2015, primarily due to the construction of The Parisian Macao.

Other Factors Effecting Earnings
Other expense was $47.1 million for the three months ended March 31, 2016, compared to other income of $15.5 million for the three months ended March 31, 2015. Other expense during the three months ended March 31, 2016, was primarily attributable to a $35.8 million fair value adjustment on our Singapore forward contracts, as well as foreign exchange losses.
Our effective income tax rate was 13.4% for the three months ended March 31, 2016, compared to 8.3% for the three months ended March 31, 2015. The increase in the effective income tax rate relates primarily to a valuation allowance recorded during the three months ended March 31, 2016, as we determined that certain deferred tax assets were no longer “more-likely-than-not” realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $88.7 million for the three months ended March 31, 2016, compared to $99.1 million for the three months ended March 31, 2015. These amounts are primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended March 31, 2016
Mall revenues:
Minimum rents(2)	$40,693	$28,559	$11,744	$29,686	$410	$111,092
Overage rents	504	270	330	2,255	221	3,580
CAM, levies and direct recoveries	7,527	2,485	3,217	7,030	—	20,259
Total mall revenues	48,724	31,314	15,291	38,971	631	134,931
Mall operating expenses:
Common area maintenance	3,623	1,343	1,468	4,190	221	10,845
Marketing and other direct operating expenses	1,368	598	406	1,128	136	3,636
Mall operating expenses	4,991	1,941	1,874	5,318	357	14,481
Property taxes(3)	—	—	—	1,085	329	1,414
Provision for doubtful accounts	316	—	53	102	11	482
Mall-related expenses(4)	$5,307	$1,941	$1,927	$6,505	$697	$16,377
For the three months ended March 31, 2015
Mall revenues:
Minimum rents(2)	$36,172	$27,373	$9,847	$30,297	$478	$104,167
Overage rents	1,071	158	401	2,612	154	4,396
CAM, levies and direct recoveries	6,972	2,215	3,154	6,910	—	19,251
Total mall revenues	44,215	29,746	13,402	39,819	632	127,814
Mall operating expenses:
Common area maintenance	3,649	1,336	1,525	6,034	293	12,837
Marketing and other direct operating expenses	1,362	248	644	(55)	101	2,300
Mall operating expenses	5,011	1,584	2,169	5,979	394	15,137
Property taxes(3)	—	—	—	1,097	323	1,420
Provision for (recovery of) doubtful accounts	2	(86)	106	(16)	—	6
Mall-related expenses(4)	$5,013	$1,498	$2,275	$7,060	$717	$16,563
____________________

(1)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

(3)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and the Four Seasons Macao have obtained the second exemption, extending the property tax exemption to August 2019 and August 2020, respectively.

(4)
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
Development Projects
Macao
We are constructing The Parisian Macao, which is anticipated to open in the second half of 2016, subject to Macao government approval. We expect the cost to design, develop and construct The Parisian Macao will be approximately $2.7 billion, inclusive of payments made for the land premium. We have capitalized costs of $1.89 billion, including the land premium (net of amortization), as of March 31, 2016. In addition, we will be completing the development of some open areas surrounding our Cotai Strip properties.
As of March 31, 2016, we have capitalized an aggregate of $11.40 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concessions for Sands Cotai Central and The Parisian Macao, we are required to complete these developments by December 2016 and January 2017 (which was recently extended by the Macao government from November 2016), respectively. Should we determine that we are unable to complete Sands Cotai Central or The Parisian Macao by their respective deadlines, we would then expect to apply for another extension from the Macao government. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of its $4.88 billion or $1.89 billion in capitalized construction costs and land premiums (net of amortization), as of March 31, 2016, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We are evaluating the highest return opportunity for the project and intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of March 31, 2016.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash generated from operating activities	$798,944	$734,295
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(9,360)	(332)
Capital expenditures	(343,570)	(367,336)
Proceeds from disposal of property and equipment	2,175	417
Net cash used in investing activities	(350,755)	(367,251)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,479	6,138
Excess tax benefits from stock-based compensation	11	4,335
Dividends paid	(880,430)	(826,960)
Distributions to noncontrolling interests	(3,428)	(3,652)
Proceeds from long-term debt	350,247	—
Repayments on long-term debt	(418,656)	(624,950)
Net cash used in financing activities	(950,777)	(1,445,089)
Effect of exchange rate on cash	18,741	(21,809)
Decrease in cash and cash equivalents	$(483,847)	$(1,099,854)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2016, increased $64.6 million compared to the three months ended March 31, 2015. The increase was primarily attributable to changes in our working capital accounts, consisting primarily of changes in accounts receivable and other accrued liabilities.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2016, totaled $343.6 million, including $307.3 million for construction and development activities in Macao, which consisted primarily of $247.5 million for The Parisian Macao and $40.2 million for Sands Cotai Central; $16.2 million at our Las Vegas Operating Properties; $13.1 million in Singapore; and $7.0 million for corporate and other activities.
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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $950.8 million for the three months ended March 31, 2016, which was primarily attributable to $880.4 million in dividend payments and repayments of $400.6 million on our 2013 U.S. Credit Facility, partially offset by proceeds of $350.2 million on our 2011 VML Credit Facility.
Net cash flows used in financing activities were $1.45 billion for the three months ended March 31, 2015, which was primarily attributable to $827.0 million in dividend payments and repayments of $440.4 million and $165.6 million on our 2011 VML and 2013 U.S. Credit Facilities, respectively.
As of March 31, 2016, we had $3.02 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit.

Capital Financing Overview
Through March 31, 2016, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility, as amended, also requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31, 2016 through March 31, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility, as amended, requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending March 31, 2016 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of March 31, 2016, our U.S., Macao and Singapore leverage ratios were 0.8x, 1.7x and 2.5x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $1.70 billion and restricted cash and cash equivalents of approximately $17.3 million as of March 31, 2016, of which approximately $1.18 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.18 billion, approximately $959.2 million is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of our credit facilities. We may elect to arrange additional financing to fund the balance of our Cotai Strip developments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
On February 26, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.03 billion, of which we retained $722.7 million during the three months ended March 31, 2016). On March 31, 2016, we paid a dividend of $0.72 per common share as part of a regular cash dividend program and recorded $572.2 million as a distribution against retained earnings (of which $310.9 million related to our Principal Stockholder’s family and the remaining $261.3 million related to all other shareholders) during the three months ended March 31, 2016. In April 2016, the Company’s Board of Directors declared a quarterly dividend of $0.72 per common share (a total estimated to be approximately $572 million) to be paid on June 30, 2016, to shareholders of record on June 22, 2016.
In October 2014, our Board of Directors authorized the repurchase of $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2016, there were no share repurchases under this program. All share repurchases of our common stock are recorded as treasury stock.
Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2016, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the following:

•	proceeds of $350.2 million on our Extended 2011 VML Revolving Facility (which would have matured in March 2020 with no interim amortization); and

•	repayments of $395.0 million on our 2013 U.S. Revolving Facility (which would have matured in December 2018 with no interim amortization).
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

•	disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, outbreaks of infectious diseases, terrorist activity or war;

•	our ability to collect gaming receivables from our credit players;

•	our relationship with gaming promoters in Macao;

•	changes in currency exchange rates;

•	our dependence on chance and theoretical win rates;

•	fraud and cheating;

•	our ability to establish and protect our IP rights;

•	conflicts of interest that arise because certain of our directors and officers are also directors of SCL;

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on March 31, 2016, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending March 31:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$148.8	$328.6	$1,205.1	$3,791.5	$4,019.6	$—	$9,493.6	$9,287.2
Average interest rate(2)	2.4%	2.1%	2.1%	2.1%	2.8%	—%	2.4%
ASSETS
Cap agreements(3)	$—	$—	$—	$—	$—	$—	$—	$—

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of March 31, 2016, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $92.8 million.

(3)	As of March 31, 2016, we had one interest rate cap agreement with a nominal aggregate fair value based on recently reported market transactions of interest rates.
Foreign currency transaction losses for the three months ended March 31, 2016, were $11.2 million primarily due to Singapore dollar denominated intercompany debt held in the U.S., partially offset by U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2016, an assumed 10% strengthening or weakening of the U.S. dollar against the SGD would cause a foreign currency transaction gain of approximately $32.5 million or a loss of approximately $39.7 million, respectively, and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $14.0 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations. Additionally, we manage our exposure to currency fluctuations with our foreign currency forward contracts. As of March 31, 2016, we had 22 foreign currency forward contracts with a total notional value of $669.4 million and a total liability fair value of $32.9 million. As of March 31, 2016, an unfavorable 10% change in the U.S. dollar/SGD exchange rate would have increased our unrealized loss by approximately $63.3 million.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2016, and have concluded that they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
January 1, 2016 — January 31, 2016	—	$—	—	$1,559,983
February 1, 2016 — February 29, 2016	—	$—	—	$1,559,983
March 1, 2016 — March 31, 2016	—	$—	—	$1,559,983
__________________________

(1)
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expires on October 9, 2016. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws. All share repurchases of the Company’s common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1+	Terms of Continued Employment, dated February 18, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Ira H. Raphaelson.
10.2+	Terms of Continued Employment, dated March 28 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

+	Denotes a management contract or compensatory plan or arrangement.

++
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

May 6, 2016	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

May 6, 2016	By:	/s/ Patrick Dumont
Patrick Dumont Chief Financial Officer